Form 10-Q
period 1995-09-30
LOCKHEED MARTIN CORP
filed 1995-11-13
CIK 936468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1995              COMMISSION FILE NUMBER 1-11437

                          LOCKHEED MARTIN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                            52-1893632
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                   NUMBER)

 6801 ROCKLEDGE DRIVE, BETHESDA, MD                  20817
   (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
              OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (301) 897-6000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES [X]  NO [_]

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                CLASS                 OUTSTANDING AS OF OCTOBER 31, 1995
     COMMON STOCK, $1 PAR VALUE                   199,152,482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
 Item 1. Financial Statements
  Condensed Consolidated Statement of Earnings--Three Months and Nine
   Months Ended September 30, 1995 and 1994...........................     3
  Condensed Consolidated Statement of Cash Flows--Nine Months Ended
   September 30, 1995 and 1994........................................     4
  Condensed Consolidated Balance Sheet--September 30, 1995 and
   December 31, 1994..................................................     5
  Notes to Condensed Consolidated Financial Statements................     6
 Item 2. Management's Discussion and Analysis of Financial Condition
  and Operating Results...............................................    11
Part II. Other Information
 Item 1. Legal Proceedings............................................    14
 Item 6. Exhibits and Reports on Form 8-K.............................    15
Signatures............................................................    16
Exhibit 11. Computation of Earnings Per Common Share..................    17
Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.........    18
Exhibit 27. Financial Data Schedule...................................    19

                          LOCKHEED MARTIN CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,
                                        ------------------- -----------------
                                          1995      1994      1995     1994
                                        --------- --------- -------- --------
                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales..............................    $5,551    $5,704  $16,801  $16,302
Costs and expenses:
  Cost of sales........................     5,041     5,261   15,367   15,004
  Merger related and consolidation
   expenses............................       --        --       690      --
                                        --------- --------- -------- --------
Earnings from operations...............       510       443      744    1,298
Other income and expenses, net.........        24         9       89      183
                                        --------- --------- -------- --------
                                              534       452      833    1,481
Interest expense.......................        70        76      222      231
                                        --------- --------- -------- --------
Earnings before income taxes and
 cumulative effect of change in
 accounting............................       464       376      611    1,250
Income tax expense.....................       177       122      240      465
                                        --------- --------- -------- --------
Earnings before cumulative effect of
 change in accounting..................       287       254      371      785
Cumulative effect of change in
 accounting............................       --        --       --       (37)
                                        --------- --------- -------- --------
Net earnings........................... $     287 $     254 $    371 $    748
                                        ========= ========= ======== ========
Earnings per common share:
  Assuming no dilution:
    Before cumulative effect of change
     in accounting..................... $    1.43 $    1.28 $   1.72 $   3.97
    Cumulative effect of change in
     accounting........................       --        --       --      (.20)
                                        --------- --------- -------- --------
                                        $    1.43 $    1.28 $   1.72 $   3.77
                                        ========= ========= ======== ========
  Assuming full dilution:
    Before cumulative effect of change
     in accounting..................... $    1.29 $    1.16 $   1.67 $   3.60
    Cumulative effect of change in
     accounting........................       --        --       --      (.17)
                                        --------- --------- -------- --------
                                        $    1.29 $    1.16 $   1.67 $   3.43
                                        ========= ========= ======== ========
Cash dividends declared per common
 share................................. $     .35 $     .29 $    .99 $    .85
                                        ========= ========= ======== ========

      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.

                          LOCKHEED MARTIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1995      1994
                                                           --------  ---------
                                                             (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings before cumulative effect of change in
 accounting..............................................  $    371  $     785
Adjustments to reconcile earnings to net cash provided by
 operating activities:
  Merger related and consolidation expenses--provision...       690        --
                                           --payments....      (135)       --
  Gain from Materials public offering....................       --        (118)
  Acquisition termination fee............................       --         (50)
  Depreciation and amortization..........................       665        676
  Changes in operating assets and liabilities............      (972)       (16)
                                                           --------  ---------
    Net cash provided by operating activities............       619      1,277
                                                           --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties, net of purchased operations.....      (394)      (339)
Net proceeds--Materials public offering..................       --         189
Acquisition termination fee..............................       --          50
Acquisitions and investments.............................      (211)      (160)
                                                           --------  ---------
    Net cash used for investing activities...............      (605)      (260)
                                                           --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing repayments.................................      (286)      (172)
(Repurchases) issuances of common shares.................       (17)        31
Common stock dividends...................................      (183)      (171)
Preferred stock dividends................................       (45)       (45)
                                                           --------  ---------
    Net cash used for financing activities...............      (531)      (357)
                                                           --------  ---------
Net (decrease) increase in cash and cash equivalents.....      (517)       660
Cash and cash equivalents at beginning of period.........       639        366
                                                           --------  ---------
Cash and cash equivalents at end of period...............  $    122  $   1,026
                                                           ========  =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1995          1994
                                                     ------------- ------------
                                                           (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.........................    $   122      $   639
  Receivables.......................................      3,820        3,473
  Inventories.......................................      3,183        3,159
  Deferred income taxes.............................        582          597
  Other current assets..............................        306          275
                                                        -------      -------
    Total current assets............................      8,013        8,143
Property, plant and equipment.......................      3,431        3,455
Intangible assets related to contracts and programs
 acquired...........................................      1,861        1,971
Cost in excess of net assets acquired...............      2,794        2,831
Other assets........................................      2,267        1,649
                                                        -------      -------
                                                        $18,366      $18,049
                                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $ 1,023      $ 1,306
  Customer advances.................................      1,380        1,544
  Salaries, benefits and payroll taxes..............        818          767
  Income taxes......................................        286          111
  Current maturities of long-term debt..............        715          285
  Other current liabilities.........................      1,747        1,622
                                                        -------      -------
    Total current liabilities.......................      5,969        5,635
Long-term debt......................................      2,892        3,594
Post-retirement benefit liabilities.................      1,770        1,756
Other liabilities...................................      1,480          978
Stockholders' equity:
  Series A preferred stock, $50 liquidation
   preference per share.............................      1,000        1,000
  Common stock, $1 par value per share..............        199          199
  Additional paid-in capital........................        741          734
  Retained earnings.................................      4,608        4,470
  Unearned ESOP shares..............................       (293)        (317)
                                                        -------      -------
                                                          6,255        6,086
                                                        -------      -------
                                                        $18,366      $18,049
                                                        =======      =======

      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.

                          LOCKHEED MARTIN CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1995
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The results of operations for the three months and nine months ended September 30, 1994 reflect certain conforming adjustments and reclassifications which are discussed in Note 2 below. The Corporation has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission (SEC) on May 10, 1995 under cover of Form 10-K. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals, except for those described in Note 2) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--FORMATION OF LOCKHEED MARTIN CORPORATION

  On March 15, 1995, following the approval of the stockholders of each corporation, Lockheed Corporation (Lockheed) and Martin Marietta Corporation (Martin Marietta) consummated a transaction (the Business Combination) pursuant to which Lockheed and Martin Marietta became wholly-owned subsidiaries of a newly created holding corporation, Lockheed Martin Corporation (Lockheed Martin or the Corporation). A detailed description of the Business Combination is contained within the Joint Proxy Statement/Prospectus which forms a part of Lockheed Martin's Form S-4 Registration Statement (No. 33-57645) filed with the SEC on February 9, 1995.

  Under the terms of the Agreement and Plan of Reorganization, dated August 29, 1994, each outstanding share of Lockheed common stock was exchanged for
1.63 shares of Lockheed Martin common stock, each outstanding share of Martin Marietta common stock was exchanged for one share of Lockheed Martin common stock and each outstanding share of Martin Marietta's Series A preferred stock, all of which was held by General Electric Company (GE) subject to a Standstill Agreement, was exchanged for one share of Lockheed Martin Series A preferred stock.

  The Business Combination constituted a tax-free reorganization and qualified for the pooling of interests method of accounting. Under this accounting method, the assets and liabilities of Lockheed and Martin Marietta were carried forward to Lockheed Martin at their historical recorded bases. The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 1994, which reflect the combined balance sheets, results of operations and cash flows for Lockheed Martin, have been derived from the balance sheets, results of operations and cash flows of the separate corporations for periods before the Business Combination, combined, reclassified and conformed, as appropriate, to reflect amounts for the combined entity. Sales and earnings of the individual entities for the three months and nine months ended September 30, 1994 were as follows:

                                 AS PREVIOUSLY REPORTED
                                 -------------------------
                                                                        LOCKHEED
                                                 MARTIN      COMBINING   MARTIN
                                  LOCKHEED      MARIETTA    ADJUSTMENTS COMBINED
                                 -----------   -----------  ----------- --------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED SEPTEMBER
 30, 1994
Net sales......................   $     3,165   $     2,563    $(24)    $ 5,704
Earnings before cumulative
 effect of change in
 accounting....................           112           149      (7)        254
Earnings per share before
 cumulative effect of change in
 accounting, assuming full
 dilution......................          1.08*         1.18     --         1.16

                          LOCKHEED MARTIN CORPORATION

                                 AS PREVIOUSLY REPORTED
                                 -------------------------
                                                                        LOCKHEED
                                                 MARTIN      COMBINING   MARTIN
                                  LOCKHEED      MARIETTA    ADJUSTMENTS COMBINED
                                 -----------   -----------  ----------- --------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED SEPTEMBER 30,
 1994
Net sales......................   $     9,286   $     7,088    $(72)    $16,302
Earnings before cumulative
 effect of change in
 accounting....................           308           496     (19)        785
Earnings per share before
 cumulative effect of change in
 accounting, assuming full
 dilution......................          2.98*         3.94     --         3.60

--------
* Amounts for Lockheed have been adjusted for the 1.63 exchange ratio related to the Business Combination.

  For the first, second and third quarters of 1994, combining adjustments were recorded to eliminate intercompany sales and cost of sales. No adjustments were made to eliminate the related intercompany profit in ending inventories as such amounts were not material. Adjustments were also made to conform Lockheed's method of accounting for timing differences in cost recognition between Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," and applicable government contract accounting principles to be consistent with Martin Marietta's method, and to conform Lockheed's provisions for state income taxes to Martin Marietta's methodology. Further adjustments were recorded to reflect the tax impact of these adjustments.

  The Corporation elected to adopt, effective January 1, 1994, the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans," to account for the Employee Stock Ownership Plan (ESOP) feature of the Lockheed Salaried Savings Plan. Adoption of this accounting method resulted in a cumulative effect adjustment which reduced net earnings for the first quarter of 1994 by $37 million, or $.17 per common share assuming full dilution. In accordance with the provisions of the SOP, the unallocated common shares held by the ESOP trust (Unallocated ESOP Shares) have been excluded from weighted average outstanding shares in calculating earnings per share. For the third quarter of 1995 and 1994, the weighted average Unallocated ESOP Shares excluded in calculating earnings per share totaled approximately 10.1 million and 11.4 million equivalent shares of Lockheed Martin common stock, respectively. For the nine months ended September 30, 1995 and 1994, the weighted average Unallocated ESOP Shares excluded totaled approximately 10.4 million and 11.7 million equivalent shares, respectively.

  On June 26, 1995, the Corporation announced a corporate-wide consolidation plan which, once fully implemented, is expected to yield annual savings of approximately $1.8 billion. Under the consolidation plan, the Corporation will close 12 facilities and laboratories as well as 26 duplicative field offices in the U.S. and abroad, eliminating approximately 12,000 positions and 7.7 million square feet of unneeded capacity over the next five years. The total cost to implement the plan, which will be largely completed over the next two years, is approximately $1.7 billion. These costs will be funded by cash generated from operations supplemented, as necessary, by borrowings. Under existing U.S. government regulations, certain expenses incurred for consolidation actions that can be demonstrated to result in savings in excess of the expense can be amortized and recovered in future pricing of the Corporation's products and services. The Corporation anticipates that a substantial portion of the total cost of this plan will therefore be reflected in future sales and cost of sales, along with an effect from the anticipated savings. The Corporation recorded a pretax charge of $525 million in the second quarter of 1995 in connection with the consolidation plan representing the portion not expected to be recovered under future pricing of U.S. government contracts. In addition, the Corporation recorded a $165 million pretax charge in the first quarter for merger related expenses. The after-tax effect of these charges was $436 million, or $1.96 per share assuming full dilution.

                          LOCKHEED MARTIN CORPORATION

NOTE 3--INVENTORIES

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1995          1994
                                                    ------------- ------------
                                                          (IN MILLIONS)
Work in process, primarily on long-term contracts
 and programs in progress..........................    $ 4,023      $ 4,678
Less customer advances and progress payments.......     (1,615)      (2,172)
                                                       -------      -------
                                                         2,408        2,506
Other inventories..................................        775          653
                                                       -------      -------
                                                       $ 3,183      $ 3,159
                                                       =======      =======

NOTE 4--DEBT

  On March 15, 1995, the Corporation entered into a revolving credit agreement (the Credit Agreement) with a group of domestic and foreign banks. The Credit Agreement makes available $1.5 billion for commercial paper backup and general corporate purposes through March 14, 2000. Borrowings under the Credit Agreement would be unsecured and bear interest, at the Corporation's option, at rates including the Eurodollar rate and a bank base rate (as defined). The Credit Agreement contains certain restrictive covenants including a financial covenant relating to leverage, and provisions which relate to certain changes in control. Borrowings under the Credit Agreement would be unconditionally guaranteed by Lockheed, Martin Marietta and Martin Marietta Technologies, Inc. (Technologies), a wholly-owned subsidiary of Martin Marietta. There were no borrowings outstanding under the Credit Agreement.

  The Corporation's total interest payments were approximately $206 million and $210 million for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 5--OTHER INCOME AND EXPENSES

                                        THREE MONTHS           NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     --------------------  -------------------
                                       1995       1994       1995      1994
                                     ---------  ---------  --------- ---------
                                                  (IN MILLIONS)
Royalty income...................... $      11  $      12  $      51 $      40
Interest income.....................        18          4         32        13
Gain--Materials public offering.....       --         --         --        118
Acquisition termination fee.........       --         --         --         50
Other...............................        (5)        (7)         6       (38)
                                     ---------  ---------  --------- ---------
                                     $      24  $       9  $      89 $     183
                                     =========  =========  ========= =========

  In February 1994, Martin Marietta Materials, Inc. (Materials) sold through an initial public offering (IPO) approximately 19% of the outstanding stock of Materials. A portion of the proceeds from the IPO was used to defease in substance $125 million of 9.5% Notes. Technologies recognized a pretax gain, net of a loss on debt defeasance, of $118 million from Materials' IPO. The net after-tax gain from these transactions was $70 million, or $.32 per share assuming full dilution.

  During March 1994, Martin Marietta entered into an Agreement and Plan of Merger with Grumman Corporation (Grumman) and made an offer to purchase for cash all outstanding shares of common stock of Grumman. Subsequently, Grumman reached agreement with and accepted Northrop Corporation's competing offer to purchase its outstanding common shares. In April 1994, the Corporation received $50 million plus reimbursement of expenses from Grumman pursuant to the termination provisions of the Agreement and Plan of Merger. The Corporation recorded an after-tax gain of $30 million, or $.14 per share assuming full dilution.

                          LOCKHEED MARTIN CORPORATION

NOTE 6--CONTINGENCIES

  The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, that have the potential to affect the results of the Corporation's operations or its financial position. These matters include the following items which were disclosed in the Corporation's filing on May 10, 1995 of its consolidated financial statements under cover of Form 10-K.

  In March 1991, Lockheed entered into a consent decree with the U.S. Environmental Protection Agency (EPA) relating to certain property in Burbank, California, which obligates the Corporation to design and construct facilities to monitor, extract, and treat groundwater and operate and maintain such facilities for approximately eight years. The Corporation estimates that expenditures required to comply with the terms of the consent decree over the remaining term of the project will be approximately $90 million.

  Lockheed has also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Based on experience derived from initial remediation activities, the Corporation estimates the anticipated cost of these actions in excess of the requirements under the EPA consent decree to approximate $155 million over the remaining term of the project; however, this estimate is likely to change as work progresses and additional experience is gained.

  In addition, the Corporation is involved in several other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The Corporation has not incurred any material costs relating to these environmental matters. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. A liability of approximately $250 million for those cases in which an estimate of financial exposure can be determined has been recorded.

  Under an agreement with the U.S. government, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. government business, after deducting any recoveries from insurance or other responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures will be reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. The Corporation has recorded an asset for probable future recovery of the portion of these costs in pricing of the Corporation's products and services for U.S. government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties to the contamination, which the Corporation is pursuing as required by agreement and U.S. government regulation. Any such recoveries, when received, would reduce the Corporation's liability as well as the allocated amounts to be included in the Corporation's U.S. government sales and cost of sales.

  The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, in addition to those described above. In the opinion of management and counsel, the probability is remote that the outcome of litigation and proceedings will have a material adverse effect on the results of the Corporation's operations or its financial position.

                          LOCKHEED MARTIN CORPORATION

NOTE 7--OTHER

  The Corporation's total income tax payments were approximately $160 million and $207 million for the nine months ended September 30, 1995 and 1994, respectively.

  On July 27, 1995, the Corporation's Board of Directors authorized the repurchase of up to six million common shares under a systematic repurchase plan to counter the future dilutive effect of common stock issued by the Corporation under its 1995 Omnibus Performance Award Plan. Additionally, the Board authorized the repurchase of up to nine million common shares to counter the dilutive effect of common stock issued under the Corporation's other benefit and compensation programs and for other purposes related to such plans. Approximately one million common shares were repurchased by the Corporation in the third quarter of 1995.

                          LOCKHEED MARTIN CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND OPERATING RESULTS

RESULTS OF OPERATIONS

  Lockheed Martin Corporation's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

  The Corporation's consolidated sales for the third quarter of 1995 were $5.6 billion, which represents a three percent decrease over the amount reported for the same period in 1994. Consolidated sales for the nine months ended September 30, 1995 were $16.8 billion, a three percent increase over the $16.3 billion reported for the same period in 1994. Most of the year-to-date increase occurred in the Space and Strategic Missiles segment, principally due to the acquisition of the former Space Systems Division of General Dynamics Corporation on May 1, 1994, offset in part by declines in sales for the third quarter and year to date in the Electronics segment.

  For the quarter ended September 30, 1995, the Corporation recorded earnings from operations of $510 million, which represents a 15 percent increase over the amount recorded in the same period of 1994. For the nine months ended September 30, 1995, earnings from operations were $744 million, a decrease of $554 million from the amount recorded for the same period of 1994. Earnings from operations in 1995 includes the effects of a $525 million pretax charge taken in the second quarter in conjunction with a corporate-wide consolidation plan announced in June (see Note 2) and a pretax charge of $165 million taken in the first quarter of 1995 for merger related fees, other payments, and relocation and severance costs associated with Lockheed Martin headquarters and sector staffing. Without these two charges, year-to-date earnings from operations for 1995 were approximately ten percent greater than the 1994 amount. Earnings growth excluding these charges resulted from improvements in the Aeronautics segment and in Space and Strategic Missiles, offset in part by declines in Electronics.

  Other income and expenses, net, were $24 million in the third quarter of 1995 compared to $9 million in 1994. Other income and expenses, net, for the first nine months of 1995 were $89 million compared to $183 million for the same period in 1994. The net decrease was primarily due to a one-time pretax gain of $118 million in 1994 resulting from the initial public offering (IPO) of shares of common stock of Martin Marietta Materials, Inc. (Materials), and the receipt of a $50 million fee pursuant to termination of the proposed acquisition of Grumman Corporation (see Note 5).

  Income tax expense decreased for the first nine months of 1995 compared to 1994 principally due to the lower income resulting from the 1995 merger related and consolidation expenses and the absence of the 1994 Materials IPO gain, offset in part by a higher effective tax rate of 39.3 percent in 1995 compared to 37.2 percent in the first nine months of 1994. This rate increase was primarily caused by the nondeductibility of certain merger related expenses that will be capitalized for federal income tax purposes. The effective rates in both years are higher than the statutory corporate federal income tax rate principally due to the nondeductibility for tax purposes of cost in excess of net assets acquired associated with acquisition activities.

  The first quarter of 1994 included an after-tax charge of approximately $37 million due to adoption of a change in accounting for the ESOP under the American Institute of Certified Public Accountants Statement of Position No. 93-6 (see Note 2).

  The following table displays third quarter and year-to-date net sales and earnings before interest and taxes, excluding merger related and consolidation expenses for the Lockheed Martin business segments. The subsequent discussion of significant operating results of each segment also excludes the impact of the merger related and consolidation expenses.

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER 30,
                                         ------------------- -----------------
                                           1995      1994      1995     1994
                                         --------- --------- -------- --------
                                                     (IN MILLIONS)
Net Sales:
  Space and Strategic Missiles.......... $   1,798 $   1,675 $  5,545 $  4,823
  Aeronautics...........................     1,640     1,729    4,882    4,898
  Information and Technology Services...     1,081     1,009    3,276    2,990
  Electronics...........................       805     1,095    2,455    3,040
  Energy, Materials and Other...........       227       196      643      551
                                         --------- --------- -------- --------
    Total............................... $   5,551 $   5,704 $ 16,801 $ 16,302
                                         ========= ========= ======== ========
Earnings Before Interest and Taxes,
 Excluding Merger Related and
 Consolidation Expenses:
  Space and Strategic Missiles.......... $     184 $     124 $    531 $    388
  Aeronautics...........................       131       157      406      351
  Information and Technology Services...        71        32      180      126
  Electronics...........................        85        98      258      331
  Energy, Materials and Other...........        63        41      148      285
                                         --------- --------- -------- --------
    Total............................... $     534 $     452  $ 1,523  $ 1,481
                                         ========= ========= ======== ========

  Third quarter Space and Strategic Missiles sales increased seven percent in 1995 compared to 1994. Most of the increase was attributable to the successful launch of two Atlas space launch vehicles in 1995 versus one successful launch in the comparable prior year period. Year-to-date 1995 sales increased 15 percent over 1994 primarily as a result of the inclusion of the former Space Systems Division of General Dynamics Corporation for the full year. Earnings from operations increased 48 percent for the third quarter of 1995 and 37 percent for the year to date as compared to the same periods of 1994 because of the inclusion of the Atlas launch services program, the receipt of a favorable settlement resulting from the prior termination of the Advanced Solid Rocket Motor program and the nonrecurrence of 1994 write-downs on certain fixed price programs.

  The third quarter 1995 Aeronautics sales decreased five percent in 1995 compared with the same period in 1994 due to fewer deliveries of F-16 aircraft than a year ago. This decrease was partially offset by delivery of two P-3 aircraft in 1995 (versus none in the comparable prior year period). Sales for the first nine months of 1995 were essentially level with nine month 1994 sales. Deliveries of five P-3 aircraft in 1995 (versus none in 1994) were offset by fewer deliveries of F-16 fighter aircraft and C-130 cargo aircraft. Earnings from operations were 17 percent lower in the third quarter of 1995 due to fewer F-16 deliveries and reduced profits on non-aircraft activities. However, year-to-date 1995 earnings from operations were 16 percent greater than the comparable period in 1994 due to a nonrecurrence of charges against earnings taken in 1994 in connection with the Pratt & Whitney fan reverser program as well as lower costs related to the development of the upgraded C-130J model.

  Information and Technology Services sales for the third quarter of 1995 were seven percent greater than the comparable 1994 sales, with the increases occurring primarily in commercial products, information management and space activities. Sales for the first nine months of 1995 were ten percent greater than for the first nine months of 1994, reflecting increases in those same activities. Earnings from operations for the quarter were 122 percent higher for the third quarter of 1995 and 43 percent higher for the year to date, reflecting timing of award fee recognition, sales volume increases and improved margin performance throughout the segment.

  Third quarter and 1995 year-to-date Electronics sales were 26 percent and 19 percent lower than the respective 1994 periods primarily because of volume decreases in various programs, particularly in the AEGIS and BSY-2 programs. Additionally, the current year-to-date sales performance reflects a transition between mature production programs and new development programs. Earnings from operations for the third quarter of 1995 and for the year to date were 13 percent and 22 percent lower, respectively, than the corresponding periods in 1994 due to the impact of the volume decreases described above as well as from investments in new businesses and substantial completion of subcontract activities on the Patriot and other mature production programs.

  Sales in both Energy and Materials grew in the third quarter of 1995, as well as for the year to date, reflecting the January 1995 Materials acquisition of the construction aggregates business of Dravo Corporation (Dravo) and the commencement of activities under the Idaho National Engineering Laboratories Management and Operations and Pit 9 contracts in the fourth quarter of 1994. Earnings from operations for the third quarter of 1995 reflect the favorable earnings impact of these activities, while the decrease in earnings in this segment for the first nine months of 1995 reflects the one-time $118 million gain associated with the Materials IPO and the $50 million termination fee from Grumman Corporation recorded in 1994.

  The following table displays the pretax impact of the merger related and consolidation expenses as identified to each segment.

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1995
                                                              ------------------
                                                                (IN MILLIONS)
   Space and Strategic Missiles..............................        $263
   Aeronautics...............................................         138
   Information and Technology Services.......................          24
   Electronics...............................................          93
   Energy, Materials and Other...............................         172
                                                                     ----
     Total...................................................        $690
                                                                     ====

LIQUIDITY AND CAPITAL RESOURCES

  During the first nine months of 1995, approximately $620 million in cash flow was provided by operating activities, compared with $1,289 million for the same period in 1994, with the decrease mostly due to lower earnings in 1995 as well as cash outlays in connection with merger related and consolidation expenses. Capital expenditures for property, plant and equipment increased principally due to fixed asset requirements for new programs within the Space and Strategic Missiles segment. Other cash flow requirements in 1995 related to acquisitions, principally Dravo, while the 1994 cash flows benefitted from proceeds from the Materials IPO and receipt of the Grumman termination fee, which offset cash used for the acquisition of the former Space Systems Division of General Dynamics Corporation and the defeasance in substance of $125 million of 9.5% Notes in February 1994.

  The Corporation held cash and cash equivalent balances of $122 million at September 30, 1995 and $639 million at December 31, 1994. Cash on hand and temporarily invested, internally generated funds, and available financing resources are expected to be sufficient to meet anticipated operating, consolidation and debt service requirements and discretionary investment needs.

  During the second quarter of 1995, the Corporation repaid approximately $240 million of medium term notes which matured during the quarter. The Corporation has no additional material maturing long-term debt that is scheduled to be retired during the remainder of 1995.

  At September 30, 1995, stockholders' equity was approximately $6.3 billion, an increase of $179 million from the balance at December 31, 1994. The increase is principally due to the excess of year-to-date earnings over dividends and common stock repurchases. On July 27, 1995, the Corporation's Board of Directors authorized the repurchase of up to six million common shares under a systematic repurchase plan to counter the future dilutive effect of common stock issued by the Corporation under its 1995 Omnibus Performance Award Plan. Additionally, the Board authorized the repurchase of up to nine million common shares to counter the dilutive effect of common stock issued under the Corporation's other benefit and compensation programs and for other purposes related to such plans. Approximately one million common shares were repurchased by the Corporation in the third quarter of 1995.

                          LOCKHEED MARTIN CORPORATION

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On March 15, 1995, Lockheed Corporation (Lockheed) and Martin Marietta Corporation (Martin Marietta) consummated a transaction (the Business Combination) pursuant to which Lockheed and Martin Marietta became wholly-owned subsidiaries of a newly created holding corporation, Lockheed Martin Corporation (collectively with its subsidiaries, Lockheed Martin or the Corporation). A detailed description of the Business Combination is contained within the Joint Proxy Statement/Prospectus which forms a part of Lockheed Martin's Form S-4 Registration Statement (No. 33-57645) filed with the Securities and Exchange Commission (the Commission) on February 9, 1995.

  Lockheed Martin is primarily engaged in providing products and services under contracts with the United States Government and, to a lesser degree, under foreign government contracts, some of which are funded by the United States Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States Government investigate whether Lockheed Martin's operations are being conducted in accordance with these requirements. Such investigations could result in administrative, civil or criminal liabilities, including reimbursements, fines or penalties being imposed upon Lockheed Martin, or could lead to suspension or debarment from future government contracting by Lockheed Martin. Lockheed Martin is also a party to or has its property subject to various other litigation and proceedings, including matters arising under provisions relating to the protection of the environment (collectively, proceedings).

  As a consequence of the Business Combination, proceedings involving either Lockheed or Martin Marietta have the potential to affect Lockheed Martin. Certain of these proceedings are described in "Item 3. Legal Proceedings" on page 7 of Lockheed's Annual Report on Form 10-K for the fiscal year ended December 25, 1994 (the Lockheed Form 10-K), in Note 10 to Lockheed's Consolidated Financial Statements included in Part II of the Lockheed Form 10-K and in "Item 3. Legal Proceedings" on pages 28 through 39 of Martin Marietta's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and, except to the extent superseded by the discussion below or by Lockheed Martin's filing under cover of Form 10-K dated May 10, 1995, these descriptions are incorporated herein by reference.

  Reference is made to prior disclosure of a civil suit captioned United States of America ex rel. Margaret A. Newsham and Martin Overbeek Bloom v. Lockheed Missiles and Space Company, Inc. The trial date, which has been rescheduled several times previously, has again been rescheduled. The current date is September 9, 1996 and further delays are possible.

  On September 6, 1995, Lockheed Aeromed Centers, Inc. was served with a civil complaint filed by Pima County, Arizona. The Complaint alleges (i) that on two dates in 1991 and three dates in 1992 the Company exceeded certain discharge parameters set forth in the Company's wastewater discharge permit, (ii) that the Company was late in notifying the County with respect to two of these instances and (iii) that the Company did not fully test its wastewater discharge on two occasions in 1992. As a result, the County alleges that it is entitled to up to $2.5 million in civil penalties.

  Lockheed Martin is involved in various other legal and environmental proceedings arising in the ordinary course of its business but, in the opinion of management and counsel, the probability is remote that the outcome of any such litigation or proceedings, whether or not specifically described above or referred to generally in this paragraph, will have a material adverse effect on the results of Lockheed Martin's operations or its financial position.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    1. Exhibit 11. Lockheed Martin Corporation Computation of Earnings per Common Share for the three months and nine months ended September 30, 1995.

    2. Exhibit 12. Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1995.

    3. Exhibit 27. Financial Data Schedule for the nine months ended September 30, 1995.

  (b) Reports on Form 8-K

    1. Current report on Form 8-K filed on October 2, 1995

      Item 5.--Other Events

      The registrant filed its Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1994.

                          LOCKHEED MARTIN CORPORATION

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Lockheed Martin Corporation
                                                 (Registrant)

                                                    /s/ Robert E. Rulon
                                          by: _________________________________
                                                      ROBERT E. RULON
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

Date: November 13, 1995