Form 10-K405
period 1995-12-31
LOCKHEED MARTIN CORP
filed 1996-03-13
CIK 936468

                                                                            1995
________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995   Commission file number 1-11437

                             [LOCKHEED MARTIN LOGO]

                          LOCKHEED MARTIN CORPORATION
            (Exact name of registrant as specified in its charter)
                                _______________

           Maryland                                      52-1893632
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)
                                _______________

      6801 Rockledge Drive, Bethesda, Maryland  20817-1877 (301/897-6000)
         (Address and telephone number of principal executive offices)
                                _______________

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each
                                                   exchange
             Title of Each Class              on which registered
          -------------------------      ----------------------------
          Common Stock, $1 par value     New York Stock Exchange, Inc.


          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No  [_]

Indicate by check mark if the disclosure of delinquent files pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $14,953,000,000 as of January 31, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 198,748,774 shares outstanding as of January 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation's 1995 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K.

Portions of Lockheed Martin Corporation's 1996 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.


________________________________________________________________________________
________________________________________________________________________________

PART I

ITEM 1.  BUSINESS

GENERAL

     Lockheed Martin Corporation ("Lockheed Martin" or the "Corporation") was incorporated on August 29, 1994 under the Maryland General Corporation Law in order to effect the combination (the "Combination") of the businesses of Lockheed Corporation ("Lockheed") with the businesses of Martin Marietta Corporation ("Martin Marietta"). On August 29, 1994, Lockheed and Martin Marietta entered into an Agreement and Plan of Reorganization, which was amended on February 7, 1995 (as amended, the "Reorganization Agreement"). On March 15, 1995, the Combination was consummated and Martin Marietta and Lockheed became wholly owned subsidiaries of Lockheed Martin on the terms set forth in the Reorganization Agreement.

     On January 25, 1996, Lockheed Martin entered into an Agreement and Plans of Merger and Complete Liquidation with certain of its direct and indirect wholly owned subsidiaries. As a result, on January 28, 1996, each of Lockheed, Lockheed Missiles and Space Company, Inc., Lockheed Sanders, Inc., Martin Marietta and Martin Marietta Technologies, Inc. were merged with and into Lockheed Martin.

     The business of Lockheed Martin consists of the businesses previously conducted by Lockheed and Martin Marietta and their respective subsidiaries. Lockheed Martin is a diversified enterprise principally engaged in the conception, research, development, design, manufacture and integration of advanced technology products and services with core businesses organized into five major operating sectors:
Space & Strategic Missiles; Aeronautics; Information & Technology Services; Electronics; and Energy & Environment.

     On June 26, 1995, Lockheed Martin unveiled a corporate-wide consolidation plan that, when fully implemented, is expected to yield annual savings of approximately $1.8 billion. Under the consolidation plan, Lockheed Martin will close 12 facilities and laboratories as well as 26 duplicative field offices in the U.S. and abroad, eliminating approximately 12,000 positions and some 7.7 million square feet of excess capacity over five years. The total cost to implement the consolidation plan, which is expected to be largely completed over the next two years, is estimated to be approximately $1.7 billion. These costs will be funded by cash generated from operations supplemented, as necessary, by borrowings. The consolidation plan resulted in a pre-tax charge of $525 million in the second quarter of 1995. In addition, in the first quarter of 1995, the Corporation recorded a pre-tax charge of $165 million for other merger related costs.

Space & Strategic Missiles Sector
---------------------------------

     Space & Strategic Missiles Sector's activities include the design, development, engineering and production of civil, commercial and military space systems, including spacecraft, space launch vehicles and supporting ground systems and services; satellites; strategic fleet ballistic missiles; tactical missile systems; electronics and instrumentation; remote sensing technology; space- and ground-based strategic systems; and surface- and space-based information and communications systems.

     Major programs of Space & Strategic Missiles Sector include the Titan IV expendable launch vehicle, accounting for approximately 14% of the Sector's 1995 sales, the Trident family of submarine launched, strategic deterrent, fleet ballistic missiles, and the Atlas expendable launch vehicle. In addition, the Sector produces various government and commercial satellites, including environmental monitoring satellites, such as Landsat and TIROS, military and civilian communications satellites, including the MILSTAR communications satellite, and the Theater High Altitude Area Defense (THAAD) ground-based theater air defense system. Through Space & Strategic Missiles Sector, Lockheed Martin also is a principal subcontractor on the space station, has contracted to build spacecraft for Motorola's IRIDIUM(R) global communications system, and has established a joint venture company with two major Russian aerospace firms, Khrunichev State Research and Production Space Center and RSC Energia, which markets the services of the Atlas and Proton rockets to commercial customers world-wide. The Sector also is engaged in a substantial amount of classified activities.

     Space & Strategic Missiles Sector's Astro Space Commercial unit is building the next series of satellites for the International Telecommunications Satellite Organization (INTELSAT), which will provide voice, data and television transmission for use by over 125 nations. The Technical Operations unit controls approximately 50 orbiting spacecraft, including the Hubble Space

Telescope. The Missiles & Space unit integrated Hubble's complex systems with its spacecraft and provides service and support functions for NASA, including preparing and executing the in-orbit repair mission and providing operations support at NASA's Goddard Space Flight Center. In the area of remote sensing technology, the Sector is producing the Earth Observing System (EOS AM-1) satellite bus, which will be utilized by NASA to measure properties of the atmosphere, such as pollution levels, and collect data on soil and minerals.

     Sales by the Sector represented approximately 33% of the Corporation's total sales in 1995. Sales to the United States Government, excluding Foreign Military Sales, represented approximately 80% of the Sector's sales in 1995.

Aeronautics Sector
------------------

     Aeronautics Sector is involved in the design, development, engineering and production of fighter, bomber, special mission, airlift, antisubmarine warfare, reconnaissance, surveillance and high performance aircraft; systems for military operations; aircraft controls and subsystems; thrust reversers and shipboard vertical missile launching systems; and aircraft modification and maintenance and logistics support for military and civilian customers.

     Lockheed Martin is the prime contractor for the F-16 "Fighting Falcon" fighter aircraft, which was the Corporation's largest program in 1995, accounting for 8% of the Corporation's 1995 revenues and approximately 28% of the Sector's sales. Lockheed Martin, through the Aeronautics Sector, is also a significant contractor for the Air Force's F-22 air superiority fighter program, designed to produce the next generation of tactical fighter, and for production of the C-130 series of airlift aircraft, designed primarily for military transport, but also modified to perform many other missions including humanitarian aid and disaster relief. Aeronautics Sector received two international orders in 1995 for the most recent aircraft in the C-130 series, the C-130J. Aeronautics Sector delivered eight P-3 maritime patrol aircraft in 1995 and will continue to provide spares and support activities for the P-3. In addition, Aeronautics Sector supports the F-117 stealth fighter bomber and designs, produces and supports missile launching systems such as the Vertical Launching System for the U.S. Navy and international customers. Through The Skunk Works, Aeronautics Sector performs a substantial amount of classified work.

     Sales by Aeronautics Sector represented approximately 29% of the Corporation's total sales in 1995. Sales to the United States Government, excluding Foreign Military Sales, represented approximately 65% of the Sector's sales in 1995.

Information & Technology Services Sector
----------------------------------------

     Information & Technology Services Sector is involved in the development and operation of large, complex information systems; designing, manufacturing and marketing computer graphics products; developing and manufacturing high capacity data storage products; electronics contract manufacturing services; and providing advanced transportation systems and services, and payload integration, astronaut training and flight operations support. The Sector's customers include state and municipal governments, NASA and other federal civil government agencies, national intelligence agencies, the Department of Defense and commercial markets.

     Information & Technology Services Sector's largest program, representing approximately 11% of the Sector's sales in 1995, involves performance of processing services for NASA's space shuttle program. In addition, the Sector produces the external tank for the space shuttle and provides engineering and test analysis services to NASA. In 1995, NASA selected United Space Alliance, a limited liability company owned by Lockheed Martin and Rockwell International, to be its sole source space shuttle program prime contractor in an effort to reduce costs through streamlined operations.

     Lockheed Martin's CalComp, Access Graphics and MountainGate businesses are involved in commercial markets for computer graphics, hardware distribution and data storage devices. Lockheed Martin Commercial Electronics Company provides electronics contract manufacturing services for companies in the computer, telecommunications and medical instruments industries.

     Sales by the Sector represented approximately 20% of Lockheed Martin's total sales in 1995. Sales to the United States Government, excluding Foreign Military Sales, represented approximately 64% of Information & Technology Services Sector's sales in 1995.

Electronics Sector
------------------

     Electronics Sector's activities primarily relate to the design, development, engineering and production of high-performance electronic systems for undersea, shipboard, land-based and airborne applications. Major product lines include advanced technology missiles, night navigation and targeting systems for aircraft; submarine and surface ship combat systems; airborne, ship and land-based radar; radio frequency, infrared, and electro-optical countermeasure systems; surveillance systems; control systems; ordnance; and aircraft component manufacturing and assembly.

     Lockheed Martin is the prime contractor for the U.S. Navy's AEGIS fleet air defense system, Electronics Sectors' largest program accounting for approximately 19% of the Sector's sales in 1995. In 1995, the U.S. Navy selected Electronics Sector to upgrade the AEGIS Computer System by improving the system's phased array radar, cooperative engagement capability, near-shore performance and anti-tactical ballistic missile capability. Electronics Sector's production of the LANTIRN navigation and targeting system for the U.S. Air Force concluded in 1994. Production, however, continues for international customers and the U.S. Navy has announced plans to integrate the LANTIRN targeting pod on the F-14 Tomcat aircraft.

     The Sector is the primary contractor for the AN/BSY-2 submarine combat system for the Seawolf attack submarine. In addition, Electronics Sector produces the Target Acquisition Designation Sight/Pilot Night Vision Sensor (TADS/PNVS), as well as providing fire control and guidance systems to the Trident II Submarine Program. The Corporation expects that the production of Hellfire II, an upgraded air-launched, anti-armor missile used in the Apache and Supercobra helicopters, as well as the production of fixed-site, mobile and tactical versions of Ground-Based Radar will account for an increasing percentage of the Sector's sales in 1996.

     Sales by Electronics Sector represented approximately 14% of the Corporation's total sales in 1995. Sales to the United States Government, excluding Foreign Military Sales, represented approximately 73% of the Sector's sales in 1995.

Energy & Environment Sector
---------------------------

     Energy & Environment Sector is responsible for Lockheed Martin's energy and environmental businesses, including the management of various U.S. Department of Energy (DoE) activities. Lockheed Martin is the largest management and operations contractor within the DoE's system of laboratories and other facilities and is responsible for managing operations with an annual budget of approximately $4.7 billion. Lockheed Martin, through Energy & Environment Sector, manages the Oak Ridge National Laboratory and Energy Systems, science research facilities that play a role in (i) the development of safe, economic and environmentally acceptable technologies for the efficient production and use of energy, (ii) programs related to the national defense and (iii) environmental and other technical programs for the Department of Energy and other federal agencies. The Sector also manages the Sandia National Laboratories, a federally funded research and development center with responsibilities for national security programs in defense, energy and the environment, and the Idaho National Engineering Laboratory, an engineering and testing research center focusing on environmental remediation and energy research.

     Sales by the Sector represented less than 1% of the Corporation's total sales in 1995. Sales to the United States Government represented approximately 88% of the Sector's sales in 1995.

Additional Activities and Business Segment Reporting
----------------------------------------------------

     In addition to the above activities, Lockheed Martin has real estate subsidiaries in Florida and Maryland, runs research laboratories and carries on other miscellaneous activities. Lockheed Martin owns approximately 81% of Martin Marietta Materials, Inc., a publicly traded corporation which is principally engaged in the production of aggregates used for the construction of infrastructure projects and in commercial and residential construction and in manufacturing and producing high-purity magnesia-based products.

     For business segment reporting in the Corporation's financial statements, the Space & Strategic Missiles; Aeronautics; Information & Technology Services and Electronics Sectors each comprise reportable business segments. The Energy & Environment Sector, together with the additional activities described in the preceding paragraph, is reported as Energy, Materials and Other.

Recent Developments
-------------------

     In January 1996, Lockheed Martin and its wholly owned subsidiary LAC Acquisition Corporation entered into an Agreement and Plan of Merger with Loral Corporation, dated as of January 7, 1996 (the "Loral Merger Agreement"), pursuant to which Lockheed Martin agreed to initiate a tender offer for all the issued and outstanding shares of common stock of Loral Corporation (together with the associated preferred stock purchase rights) (collectively, "Loral Shares") for an aggregate consideration of $38 per share, net to the seller in cash, without interest, (the "Tender Offer"). The Tender Offer was initiated on January 12, 1996. The consummation of the transactions contemplated by the Loral Merger Agreement are subject to a number of conditions, including there being validly tendered and not withdrawn prior to the expiration of the Tender Offer a specified percentage of Loral Shares and the receipt of certain regulatory approvals. The Corporation expects closing of the transactions to occur late in the first quarter or early in the second quarter of 1996.

     The Corporation intends to obtain the funds needed to consummate the Tender Offer, estimated to be approximatley $8.4 billion, from loans to be obtained under credit agreements with a syndicate of commercial banks or, alternatively, through the issuance of commercial paper backed by the credit agreements. Following the closing of the Tender Offer, it is anticipated that the Corporation will refinance all or a portion of these borrowings with funds raised in the public or private securities markets. The Corporation has entered into interest rate hedging agreements to offset a portion of its exposure to rising interest rates related to the anticipated long-term financings. Such agreements expose the Corporation to certian risks including, but not limited to, market risks, risks arising from the possibility that the anticipated financing needs do not materialize and the risk of nonperformance by the counterparty to the hedging arrangements. Procedures are in place to monitor these risks and the Corporation does not believe these risks to be material.

COMPETITION AND RISK

     Lockheed Martin's sales to the U.S. Government, excluding Foreign Military Sales, amounted to approximately 69% of net sales for the year ended December 31, 1995. Approximately 13% of net sales for fiscal year 1995 were sales to foreign governments and approximately 18% of net sales were to commercial customers worldwide.

     Lockheed Martin encounters extensive competition in all of its lines of business with numerous other contractors on the basis of price, technical and managerial capability. Its business involves rapidly advancing technologies and is subject to many uncertainties including, but not limited to, those resulting from changes in federal budget priorities, particularly the size and scope of the defense budget, and dependence on Congressional appropriations.

Substantial efforts are undertaken continually on a long-term basis in order to maintain existing levels of business.

     Approximately 69% of the 1995 sales of the Corporation were made to the United States Government, either as a prime contractor or as a subcontractor, for which there is intense competition. Accordingly, a significant portion of the Corporation's sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect military and political developments, availability of funds, complexity of designs and the rapidity with which product lines become obsolete due to technological advances, technical or schedule progress, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Due to the intense competition for available government business, the maintenance and/or expansion of government business increasingly requires the Corporation to invest in its working capital and fixed asset base.

     Certain risks inherent in the current defense and aerospace business environment are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 44 through page 56 of the Corporation's 1995 Annual Report to Shareholders (the "1995 Annual Report").

     Earnings may vary materially depending upon the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

     The Corporation's international business involves additional risks, such as exposure to currency fluctuations, offset obligations and changes in foreign economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, customs and mores in various foreign countries. The Corporation expects that international sales as a percentage of the overall sales of the Corporation will continue to increase in future years as a result of, among other things, the continuing changes in the United States defense industry.

     A portion of Lockheed Martin's business includes classified programs that cannot be specifically discussed, the operating results of which are included in the Corporation's consolidated financial statements. The nature of and business risks associated with classified programs do not differ materially from those of the Corporation's other government programs and products.

PATENTS

     The Corporation owns numerous patents and patent applications, some of which, together with licenses under patents owned by others, are utilized in its operations. While such patents and licenses are, in the aggregate, important to the operation of the Corporation's business, no existing patent, license or other similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, materially affect the Corporation's business.

RAW MATERIALS AND SEASONALITY

     The Corporation has not experienced significant difficulties in its ability to obtain raw materials and other supplies needed in its manufacturing process, nor does the Corporation expect such difficulties to arise in the future. No material portion of the business of the Corporation is considered to be seasonal.

GOVERNMENT CONTRACTS AND REGULATIONS

     All government contracts and, in general, subcontracts thereunder are subject to termination in whole or in part at the convenience of the United States Government as well as for default. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Lockheed Martin generally would be entitled to receive payment for work completed and allowable termination or cancellation costs if any of its government contracts were to be terminated for convenience. Upon termination for convenience of cost-reimbursement-type contracts, the contractor is normally entitled, to the extent of available funding, to reimbursement of allowable costs plus a portion of the fee related to work accomplished. Upon termination for convenience of fixed-price-type contracts, the contractor is normally entitled, to the extent of available funding, to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

     In addition to the right of the government to terminate, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and additional funds are normally only appropriated to the contract by Congress in future years.

BACKLOG

     Lockheed Martin's total negotiated backlog at December 31, 1995, was approximately $41.1 billion compared with approximately $42.2 billion at the end of 1994. The approximate total negotiated backlog of the Sectors at December 31, 1995 was as follows: Space & Strategic Missiles $16.2 billion, Aeronautics $14.8 billion, Information & Technology Services $4.7 billion and Electronics $5.4 billion. Unlike the other Sectors, the Energy & Environment Sector is not itself a reportable business segment. The reportable business segment of which the Energy & Environment Sector is part, Energy, Materials and Other, had total negotiated backlog at December 31, 1995 of approximately $8 million. These figures include both unfilled firm orders for the Corporation's products for which funding has been both authorized and appropriated by the customer (Congress, in the case of U.S. Government customers) and firm orders for which funding has not been appropriated.

     Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of Lockheed Martin's future sales to the United States Government versus its sales to other customers.

     Of the Corporation's total 1995 year-end backlog, approximately $26 billion, or 63%, is not expected to be filled within one year.

ENVIRONMENTAL REGULATION

     Lockheed Martin's operations are subject to and affected by a variety of federal, state, and local environmental protection laws and regulations. The Corporation is involved in environmental responses at certain of its facilities and at certain waste disposal sites not currently owned by the Corporation (third-party sites) where the Corporation has been designated a "Potentially Responsible Party" (PRP) by the U.S. Environmental Protection Agency (EPA). At such third-party sites, the EPA or a state agency has identified the site as requiring removal or remedial action under the federal "Superfund" and other related federal or state laws governing the remediation of hazardous materials. Generally, PRPs that are ultimately determined to be "responsible parties" are strictly liable for site clean-ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Corporation is potentially liable for the full cost of funding such remediation. In the unlikely event that the Corporation were required to fund the entire cost of such remediation, the statutory framework provides that the Corporation may pursue rights of contribution from the other PRPs.

     At third-party sites, the Corporation continues to pursue a course of action designed to minimize and mitigate its potential liability through assessing the legal basis for its involvement, including an analysis of such factors as (i) the amount and nature of materials disposed of by the Corporation, (ii) the allocation process, if any, used to assign all costs to all involved parties, and (iii) the scope of the response action that is or may reasonably be required. The Corporation also continues to pursue active participation in steering committees, consent orders and other appropriate and available avenues. Management believes that this approach should minimize the Corporation's proportionate share of liability at third-party sites where other PRPs share liability.

     Although the Corporation's involvement and extent of responsibility varies at each site, management, after an assessment of each site and consultation with environmental experts and counsel, has concluded that the probability is remote that the Corporation's actual or potential liability as a PRP in each or all of these sites will have a material adverse effect on the Corporation's consolidated financial position or results of operations. While the possibility of insurance coverage is considered in the Corporation's efforts to minimize and mitigate its potential liability, this possibility is not taken into account in management's assessment of whether it is likely that its actual or potential liability will have a material adverse effect on the Corporation's consolidated financial position.

     In addition, Lockheed Martin manages various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs have historically been the responsibility of the government and the Corporation relied (and continues to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance, in certain instances, is being shifted from the government to the contractor with such fines and penalties no longer constituting allowable costs under the contracts pursuant to which such facilities are managed.

     Management does not believe that adherence to presently applicable environmental regulations at its own facilities or in its contract management capacity at government-owned facilities will have a material adverse effect on Lockheed Martin's consolidated financial position or results of operations. For additional details, see "Legal Proceedings" on page 23 through page 27. See also "Note 14 -- Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" on page 73 through page 74 and "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters" on page 55 through page 56 of the 1995 Annual Report.

RESEARCH AND DEVELOPMENT

     Lockheed Martin conducts significant research and development activities, both under contract funding and with Independent Research and Development (IR&D) funds. Lockheed Martin expended $778 million in 1995, $813 million in 1994 and $851 million in 1993 using IR&D and bid and proposal funds, a substantial portion of which was included in overhead allocable to United States Government contracts.

     During fiscal year 1995, the Corporation did not undertake the development of a new product or line of business requiring the investment of a material amount of the Corporation's total assets.

     See "Research and Development and Similar Costs" in "Note 1--Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" on page 63 of the 1995 Annual Report.

EMPLOYEES

     As of December 31, 1995, Lockheed Martin had approximately 160,000 employees, (including the approximatley 4,000 persons employed by Martin Marietta Materials, Inc.) the majority of whom were located in the United States. The Corporation has a continuing need for many skilled and professional personnel in order to meet contract schedules and obtain new and ongoing orders for its products. Approximately 34,500 of Lockheed Martin's employees are covered by collective bargaining agreements with various international and local unions. Management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

     This Annual Report on Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements see the Corporation's Securities and Exchange Commission filings, including but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 10 through 12 and 13 through 14 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 44 through 56 of the 1995 Annual Report and "Note 1 - Summary of Significant Accounting Policies" and "Note 14 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 62 through 63 and 73 through 74, respectively, of the Audited Financial Statements included in the 1995 Annual Report.

ITEM 2.  PROPERTIES

     At December 31, 1995, the Corporation, excluding Martin Marietta Materials, Inc., operated in approximately 409 offices, facilities, manufacturing plants, warehouses, service centers, and laboratories throughout the United States and internationally. Of these, the Corporation owned approximately 35 locations aggregating approximately 33.2 million square feet of floor space. The Corporation leased space at approximately 374 of its locations aggregating approximately 16.7 million square feet. Additionally, the Corporation manages or occupies various government-owned facilities at Marshall Space Flight Center in Alabama; Livermore, Palmdale, Palo Alto, Santa Cruz, Sunnyvale and Vanderberg Air Force Base in California; Largo, Cape Canaveral Air Force Station, and Kennedy Space Center in Florida; Marietta, Georgia; the United States Enrichment facilities at Paducah, Kentucky and Piketon, Ohio; the NASA Michoud Assembly Facility near New Orleans, Louisiana; Pittsfield, Massachusetts; Stennis Space Center in Mississippi; Las Vegas, Nevada; Sandia National Laboratories in New Mexico; Johnson City and Knolls Atomic Power Laboratory at Niskayuna, New York; the Department of Energy facility at Oak Ridge, the Department of Energy's Idaho National Engineering Laboratory and the Army Ordnance plant at Milan, Tennessee; Houston and Ft. Worth, Texas; and Jericho, Vermont, among others. The United States Government also furnishes certain equipment and property used by the Corporation.

     The Corporation owns corporate office buildings located in Bethesda, Maryland and Calabasas, California in fee simple, and leases corporate office facilities in Arlington (Crystal City),

Virginia. In addition, the Corporation owns and leases office and manufacturing facilities for various operating sectors. Following are some of the major locations, with their approximate square footage indicated:

                                                       SQUARE FOOTAGE (M)
                                                      -------------------
         SECTOR                    LOCATION            OWNED    LEASED
------------------------   ------------------------   -------   ---------

Aeronautics                Ontario, California                      1.0
                           Palmdale, California           2.2
                           Marietta, Georgia              1.7
                           Middle River, Maryland         2.1
                           Greenville,                               .6
                             South Carolina
                           Ft. Worth, Texas                          .9

Electronics                Orlando, Florida               2.3
                           Pittsfield,                               .9
                             Massachusetts
                           Nashua, New Hampshire          2.5
                           Camden, New Jersey                        .6
                           Moorestown, New Jersey          .9
                           Syracuse, New York             1.8
                           Utica, New York                 .5

Information &              Orlando, Florida               1.0
  Technology Services      King of Prussia,
                             Pennsylvania                  .5        .6
                           Reston, Virginia                          .8

Space & Strategic          Sunnyvale and Palo Alto,       6.5       2.4
  Missiles                   California
                           Kearny Mesa, California
                           Waterton and Littleton,                  1.2
                             Colorado                     4.0
                           East Windsor, New Jersey
                           King of Prussia,                .7
                             Pennsylvania                  .9



       Finally, the Corporation owns various tracts of land which are available for sale or development. The location and approximate size of these land tracts include:

             LOCATION                 ACREAGE
-----------------------------------   -------

Potrero Creek, California               9,100
Beaumont Gateway, California            2,800

             LOCATION                 ACREAGE
-----------------------------------   -------
Meridian Test Range, Texas              2,784
Orlando, Florida                        2,000
Littleton, Colorado (Deer Creek)        1,000
Palmdale Trust, California                650
Austin, Texas                             600

       That portion of the Corporation's activity related to engineering and research and development does not lend itself to productive capacity analysis. In the area of manufacturing, most of the operations are of a job-order nature, rather than an assembly line process, and productive equipment has multiple uses for multiple products.

       Management believes that all of the Corporation's major physical facilities are in good condition and are adequate for their intended use.

     ITEM 3.  LEGAL PROCEEDINGS

       Lockheed Martin is primarily engaged in providing products and services under contracts with the United States Government and, to a lesser degree, under foreign government contracts, some of which are funded by the United States Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States Government investigate whether Lockheed Martin's operations are being conducted in accordance with these requirements. Such investigations could result in administrative, civil or criminal liabilities including repayments, fines or penalties being imposed upon Lockheed Martin or could lead to suspension or debarment from future government contracting by Lockheed Martin. Lockheed Martin is also a party to or has its property subject to various other litigation and proceedings, including matters arising under provisions relating to the protection of the environment (collectively "proceedings").

       On June 7, 1990, Boggs, et al. v. Divested Atomic Energy Corporation, et
                        -------------------------------------------------------
     al., was filed against various defendants including Martin Marietta Energy
     ----
     Systems ("MMES"). Plaintiffs' request for class certification was granted and the case is pending in the United States District Court for the Eastern District of Ohio. Plaintiffs seek $600 million based upon allegations that the defendants discharged hazardous substances into the environment. In the event that any damages are awarded in these proceedings, such damages will be allowable costs under contracts between MMES and the Department of Energy.

       On December 28, 1993, MMES received a subpoena issued by a federal grand jury in the Eastern District of Virginia seeking documents relating to subcontracts with two of MMES's suppliers. MMES was not identified as a target of the investigation and was recently advised that criminal investigation has been declined.

       On December 22, 1994 the Corporation's Ordnance Systems Facility received a subpoena issued by the Department of Defense Inspector General's Office ("DoD IG") seeking documents relating to health and safety matters at the facility. Documents responsive to the subpoena were produced and no further information has been requested.

       By letter dated September 21, 1995, the Corporation informed the DoD IG that the Corporation had become aware of certain potential accounting issues which the Corporation was investigating with respect to the LANTIRN program. On February 12, 1996, the Corporation was served with a DoD IG subpoena seeking documents related to the price proposal submitted in connection with a LANTIRN program contract awarded in 1992. This was among the items disclosed in the Corporation's letter.

       On November 29, 1994, the Corporation received a subpoena issued by the DoD IG seeking documents pertaining to testing of the AN/BQG-5 Stand-Alone Wide Aperture Array Sonar which is produced by the Corporation's Ocean, Radar & Sensor Systems company. Documents responsive to the subpoena were produced.

       On June 27, 1994, the Corporation received a DoD IG subpoena seeking documents related to Lockheed Martin's Compu-Scene IV image generator product. The documents were produced and the investigation was later closed.

       On May 4, 1995 the Corporation received a subpoena issued by the DoD IG seeking documents relating to the Advanced Concept Center and the Information Systems and Technologies businesses which are parts of the Lockheed Martin Management & Data Systems company. The documents were produced and the government's investigation of this matter is continuing.

       On May 9, 1995, the Corporation received a subpoena seeking the production of documents before a federal grand jury in Boise, Idaho. The investigation appears to relate to alleged violations of environmental laws and regulations pertaining to handling hazardous waste at the Idaho National Engineering Laboratory. The investigation is continuing.

       The United States Environmental Protection Agency and the U.S. Army Criminal Investigative Command are conducting a criminal investigation to determine whether the Corporation improperly disposed of wastes from The Skunk Works at a government site in Nevada. It does not appear that the Corporation is the target of the investigation.

       Lockheed Martin Missiles and Space Company (which on January 28, 1996 was merged with and into the Corporation) has voluntarily produced documents to the U.S. Air Force Office of Special Investigations concerning the extent to which the Corporation accurately responded to the government's request for proposal in the Integrated Computer-Aided Software Engineering (I-CASE) procurement. The government's investigation is continuing.

       On March 31, 1995, Lockheed Sanders, Inc. was served with a subpoena by the DoD IG seeking documents relating to a contract with the U.S. Navy for the production of computer chip kits used in the AN/ALQ-126B On-board Defensive Electronic Countermeasures systems. After documents responsive to the subpoena were produced, the investigation was closed.

       On June 12, 1995, the Corporation received a federal grand jury subpoena issued by the United States District Court for the Central District of California seeking documents relating to the Corporation's business in Korea. The Corporation is in the process of producing the documents requested and the government's investigation is continuing.

       On July 3, 1995, the Corporation received a subpoena directed to Lockheed Martin Tactical Aircraft Systems company seeking the production of documents before a federal grand jury sitting in the Northern District of Texas relating to the Corporation's use of foreign consultants and commission representatives. The Corporation has produced the documents requested.

       On September 6, 1995, Lockheed Aeromod Centers, Inc. was served with a civil complaint filed by Pima County, Arizona. The Complaint alleges (i) that on two dates in 1991 and three dates in 1992 the Company exceeded certain discharge parameters set forth in the Company's wastewater discharge permit, (ii) that the Company was late in notifying the County with respect to two of these instances and (iii) that the Company did not fully test its wastewater discharge on two occasions in 1992. As a result, the County alleges that it is entitled to up to $2.5 million in civil penalties.

       On January 23, 1996, a DoD IG subpoena was served on Lockheed Martin Electronics & Missiles seeking documents relating to the software development portion of the Paperless LANTIRN Automated Depot ("PLAD") contract. It is believed that the government is investigating allegations that the Corporation's proposal for the PLAD contract was defectively priced.

       On January 23, 1996, Lockheed Martin Electronics & Missiles was served with a federal grand jury subpoena issued by the United States District Court for the Middle District of Florida at Jacksonville seeking documents related to the manufacture and testing of two circuit card assemblies used in the production of the Hellfire missile.

       Lockheed Martin is involved in various other legal and environmental proceedings arising in the ordinary course of its business, but in the opinion of management and counsel the probability is remote that the outcome of any such litigation or proceedings, whether specifically described above or referred to generally in this paragraph, will have a material adverse effect on the results of Lockheed Martin's operations or its financial position. See also "Note 14 -- Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" on page 73 through page 74 and "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters" on page 55 through page 56 of the 1995 Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 4(a).   EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of Lockheed Martin Corporation are listed below. There were no family relationships among any of the executive officers and directors of the Corporation. All officers serve at the pleasure of the Board of Directors.

                            POSITIONS AND
                          OFFICES HELD WITH            PRINCIPAL OCCUPATION AND
         NAME                CORPORATION                  BUSINESS EXPERIENCE
  (AGE AT 12/31/95)        (YEAR ELECTED)                  (PAST FIVE YEARS)
----------------------   -------------------   -----------------------------------------
Norman R. Augustine      President and         President of Lockheed Martin Corporation
 (60)                    Chief Executive       since March 1995 and Chief Executive
                         Officer; Director     Officer of Lockheed Martin Corporation
                         (1995)                since January 1, 1996.  Chairman of the
                                               Board of Martin Marietta from 1988 to
                                               1995 and Chief Executive Officer from
                                               1987 to 1995.

Marcus C. Bennett        Senior Vice           Senior Vice President and Chief
 (59)                    President and         Financial Officer of Lockheed Martin
                         Chief Financial       Corporation since March 1995.  Vice
                         Officer; Director     President and Chief Financial Officer of
                         (1995)                Martin Marietta since 1988.

Vance D. Coffman         Executive Vice        Director since 1996; Executive Vice
 (51)                    President and         President and Chief Operating Officer
                         Chief Operating       since 1996; President and Chief
                         Officer; Director     Operating Officer, Space and Strategic
                         (1996)                Missiles Sector from March 1995 to
                                               December 1995; previously served in
                                               Lockheed Corporation as Executive Vice
                                               President, from 1992-1995; and President
                                               of Lockheed Space Systems Division from
                                               1988-1992.

Minoru S. Araki          President,            President, Lockheed Missiles and Space
 (64)                    Missiles & Space      Company, Inc. since March 1995;
                                               Previously served in Lockheed
                                               Corporation as Executive Vice President,
                                               Missiles and Space Systems Group
                                               and

                            POSITIONS AND
                          OFFICES HELD WITH            PRINCIPAL OCCUPATION AND
         NAME                CORPORATION                  BUSINESS EXPERIENCE
  (AGE AT 12/31/95)        (YEAR ELECTED)                  (PAST FIVE YEARS)
----------------------   -------------------   -----------------------------------------
                                               Executive Vice President - Lockheed
                                               Missiles & Space Company, Inc., from
                                               October 1988 to March 1995.

James A. Blackwell,      Sector President      President and Chief Operating Officer,
 Jr. (55)                - Aeronautics         Aeronautics Sector since March 1995;
                                               previously served in Lockheed
                                               Corporation as Vice President and
                                               President from April 1993 to March 1995,
                                               Lockheed Aeronautical Systems Company;
                                               served as an executive employee of
                                               Lockheed Aeronautical Systems Company
                                               from 1986 until March 1995.

Melvin R. Brashears      Sector President      President and Chief Operating Officer
 (50)                    - Space &             Space and Strategic Missiles Sector,
                         Strategic             January 1996; Deputy, Space and
                         Missiles              Strategic Missiles Sector from November
                                               1995 to December 1995; Executive Vice
                                               President of Lockheed Missiles & Space
                                               Company, Inc. from March 1995 - November
                                               1995 and President of Lockheed
                                               Commercial Space Company; previously
                                               served in Lockheed Corporation as Vice
                                               President and Assistant General Manager,
                                               Space Systems Division, Lockheed
                                               Missiles and Space Company, Inc., from
                                               1992 - 1995; Director of Advanced Space
                                               Programs, from 1991-1992.

Thomas A. Corcoran       Sector President      President and Chief Operating Officer,
 (51)                    - Electronics         Electronics Sector since March 1995;
                                               previously served in Martin Marietta
                                               Corporation as President, Electronics
                                               Group, from 1993-March 1995; previously
                                               served at General Electric Corporation
                                               as Vice President  and General Manager,
                                               from 1990-1993.

Dain M. Hancock          President,            President, Tactical Aircraft Systems
 (54)                    Tactical Aircraft     since March 1995; previously served in
                         Systems               Lockheed Corporation as Vice President
                                               from 1993 to March 1995; and Vice
                                               President and F-16 Program Director,
                                               Lockheed Fort Worth Company, from 1993
                                               to March 1995. From 1966 until 1993 he
                                               was an employee of General Dynamics
                                               Corporation.

John R. Kreik (51)       President,            President, Sanders; previously served in
                         Sanders               Lockheed Corporation as President,
                                               Lockheed Sanders, Inc. from 1990-1995.

                            POSITIONS AND
                          OFFICES HELD WITH            PRINCIPAL OCCUPATION AND
         NAME                CORPORATION                  BUSINESS EXPERIENCE
  (AGE AT 12/31/95)        (YEAR ELECTED)                  (PAST FIVE YEARS)
----------------------   -------------------   -----------------------------------------
 James W. McAnally,      President,            President, Astronautics since March
 Jr. (59)                Astronautics          1995; previously served in Martin
                                               Marietta Corporation as President,
                                               Astronautics from 1993 to March 1995.

John S. McLellan         President,            President, Aeronautical Systems since
 (54)                    Aeronautical          March 1995; previously served in
                         Systems               Lockheed Corporation as Vice President
                                               and Executive Vice President, Lockheed
                                               Aeronautical Systems Company from March
                                               1994 to March 1995; served as President,
                                               Lockheed Aircraft Service Company-
                                               Ontario from February 1992 to March
                                               1994; served as Executive Vice President
                                               from April 1989 to February 1992.

Frank H. Menaker,        Vice President        Vice President and General Counsel for
 Jr. (55)                and General           Lockheed Martin Corporation since March
                         Counsel               1995, after having served in the same
                                               capacity for Martin Marietta Corporation
                                               since 1981.

Albert Narath (62)       Sector President      President and Chief Operating Officer,
                         - Energy &            Energy and Environment Sector, Lockheed
                         Environment           Martin Corporation from August 15, 1995
                                               to present; President, Sandia
                                               Corporation from April 1989 to August
                                               14, 1995.

Robert E. Rulon          Vice President        Vice President and Controller since
 (52)                    and Controller        March 1995; previously served in
                                               Lockheed Corporation as Vice President
                                               and Controller from 1992-1995; served as
                                               Vice President, Internal Audit from
                                               1990-1992.

Walter E.                Vice President        Vice President and Treasurer since March
 Skowronski (47)         and Treasurer         1995; previously served in Lockheed
                                               Corporation as Vice President and
                                               Treasurer from 1992-1995; served as
                                               staff Vice President, Investor Relations
                                               from 1990-1992.

Peter B. Teets (53)      Sector President      President and Chief Operating Officer,
                         - Information &       Information and Technology Services
                         Technology            Sector since March 1995; previously
                         Services              served in Martin Marietta Corporation as
                                               Corporate Vice President (since 1985)
                                               and President, Space Group, from 1993-
                                               1995; served as President, Astronautics
                                               Group from 1987-1993.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          There were approximately 43,300 holders of record of Lockheed Martin Corporation Common Stock, $1 par value, as of January 31, 1996. The Corporation's Common Stock is traded on the New York Stock Exchange, Inc. Information concerning stock prices and dividends paid during the past two years is as follows:

                   Common Dividends Paid and Market Prices/*/
                   ------------------------------------------
                                            Market Price
 Quarter            Dividends Paid        High/Low     High/Low
--------          -----------------     ------------   ---------
                  1995         1994        1995         1994
                  ----         ----        ----         ----
First             N/A            N/A    54.375/50.25     N/A
Second            .35            N/A    64.875/50.00     N/A
Third             .35            N/A    68.125/59.50     N/A
Fourth            .35            N/A     79.50/63.00     N/A
                 ----                   ------------
Year             1.05            N/A     79.50/50.00     N/A

/*/ The first day that the Corporation's Common Stock was publicly traded was March 16, 1995

ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this Item 6 is included under the caption "Six-Year Summary" on page 77 of the 1995 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

          The information required by this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 44 through page 56 of the 1995 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item 8 is included under the captions "Consolidated Statement of Earnings," "Consolidated Statement of Cash Flows," "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity," and "Notes to Consolidated Financial Statements" on page 57 through page 76 of the Audited Consolidated Financial Statements included in the 1995 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 44 through page 56 of the 1995 Annual Report. This information is hereby incorporated by reference in this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

          Not applicable.

     PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information concerning directors required by this Item 10 is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 26, 1996 (the "1996 Proxy Statement"), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers required by this Item 10 is located under Part I, Item 4(a) on page 28 through page 30 of this Form 10-K.

     ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item 11 is included in the text and tables under the caption "Compensation of Executive Officers" in the 1996 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 12 is included under the heading "Securities Owned by Management" and "Voting Securities and Record Date" in the 1996 Proxy Statement and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    List of Financial Statements filed as part of the Form 10-K.

                                                                                      Page
                                                                                      ----
               The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries, included in the 1995 Annual
               Report, are incorporated by reference into Item 8 on page 32 of this Annual Report on Form 10-K.  Page numbers refer to the 1995
               Annual Report:

               Consolidated Statement of Earnings--
               Years ended December 31, 1995, 1994 and 1993..............             58

               Consolidated Statement of Cash Flows--
               Years ended December 31, 1995, 1994 and 1993..............             59

               Consolidated Balance Sheet--
               December 31, 1995 and 1994................................             60

               Consolidated Statement of Stockholders' Equity--
               Years ended December 31, 1995, 1994 and 1993..............             61

               Notes to Consolidated Financial Statements--
               Years ended December 31, 1995, 1994 and 1993..............             62

             (2) List of Financial Statement Schedules filed as part of this Form 10-K.

               All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

     Ernst & Young LLP

               The report of Lockheed Martin's independent auditors with respect to the above-referenced financial statements appears on page 57 of the 1995 Annual Report and that report is hereby incorporated by reference in this Form 10-K. The consent of Lockheed Martin's independent auditors appears on page 49.

          (b) The following report on Form 8-K was filed during the last quarter of the period covered by this report:

               (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 1995.

               During the first quarter of 1996, Lockheed Martin Corporation made the following filings on Form 8-K:


               (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 1996.

          (c)  Exhibits

               (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

                         (a) Agreement and Plans of Merger and Complete Liquidation dated as of January 25, 1996.

                         (b) Agreement and Plan of Reorganization, dated as of August 29, 1994, among the Corporation, Martin Marietta Corporation and Lockheed Corporation, as amended as of February 7, 1995 (incorporated by reference to Exhibit 2.1 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (c) Plan and Agreement of Merger, dated as of August 29, 1994, among Lockheed Corporation, Pacific Sub, Inc. and the Corporation (incorporated by reference to Exhibit 2.2 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (d) Plan and Agreement of Merger, dated as of August 29, 1994, among Martin Marietta Corporation, Atlantic Sub, Inc. and the Corporation (incorporated by reference to Exhibit 2.3 to Lockheed

                              Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (e) Agreement and Plan of Merger, dated as of January 7, 1996, by and among Loral Corporation, Lockheed Martin Corporation and LAC Acquisition Corporation (incorporated by reference to Exhibit (C)(2) to the Schedule 14D-1 filed with the Commission on January 12, 1996 by the Corporation and LAC Acquisition Corporation).

               (3)(i)  Articles of Incorporation.

                         (a) Articles of Amendment and Restatement of Lockheed Martin Corporation (formerly Parent Corporation) filed with the State Department of Assessments and Taxation of the State of Maryland on February 7, 1995 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                 (ii)  Bylaws

                         (a) Copy of the Bylaws of Lockheed Martin Corporation as amended on February 6, 1995 (incorporated by reference to Exhibit 3.2 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

              (4)        (a)  Indenture dated April 22, 1993, between Martin
                              Marietta Corporation, Technologies, and
                              Continental Bank, National Association as Trustee (incorporated by reference to Exhibit 4 of the Corporation's filing on Form 8-K on April 15,
                              1993).

                              No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

                         (b)  See Exhibits 3.1 and 3.2.

             (10)*       (a)  Format of the agreements between Martin
                              Marietta Corporation and certain officers to provide for continuity of management in the event of a change in control of the Corporation (incorporated by reference to Exhibit 10.14 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (b) Lockheed Martin Corporation 1995 Omnibus Performance Award Plan (incorporated by reference to Exhibit 10.36 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (c) Lockheed Martin Corporation Directors Deferred Stock Plan (incorporated by reference to Exhibit
                              10.37 to Lockheed Martin Corporation's
                              Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (d) Lockheed Martin Corporation Directors Deferred Compensation Plan.

                         (e) Lockheed Martin Corporation Directors Retirement Plan.

                         (f) Lockheed Martin Corporation Directors Charitable Award Plan.

                         (g) Lockheed Martin Corporation Death Benefit and Business Travel Accident Insurance Policy for Directors.

                         (h) Lockheed Martin Corporation Financial Counseling Program for Directors.

                         (i) Lockheed Martin Corporation Elected Officers Post Retirement Death Benefit Plan.

                         (j) Lockheed Martin Corporation Senior Management Financial Counseling Program.

                         (k) Lockheed Martin Corporation Directors Personal Liability and Accidental Death Plan.

                         (l) Lockheed Martin Corporation Management Incentive Compensation Plan.

                         (m) Trust Agreement, dated February 14, 1996, between Lockheed Martin Corporation and Bankers Trust Company.

                         (n) Agreement Containing Consent Order, dated December 22, 1994, among the Corporation, Lockheed Corporation, Martin Marietta Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (o) Confidentiality and Standstill Agreement, dated March 29, 1994, between Martin Marietta Corporation and Lockheed Corporation (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (p) Reconfiguration Agreement, dated August 29, 1994, among Martin Marietta Corporation, the Corporation and General Electric Company (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (q) Amendment to the Reconfiguration Agreement, dated November 30, 1994, among Martin Marietta Corporation, the

                              Corporation and General Electric Company
                              (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (r) Standstill Agreement, dated April 2, 1993, between Martin Marietta Corporation and General Electric Company (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (s) Restructuring , Financing, and Distribution Agreement, dated as of January 7, 1996, by and among Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General Partner Inc., Loral Globalstar, L.P., Loral Globalstar Limited, Loral Telecommunications Acquisition, Inc. ("to be renamed Loral Space & Communications Ltd.") and Lockheed Martin Corporation (incorporated by reference to Exhibit (C)(3) to the Schedule 14D-1 filed with the Commission on January 12, 1996 by the Corporation and LAC Acquisition Corporation).

                         (t) Form of Stockholders Agreement to be entered into by and among Loral Corporation (which will become "Lockheed Martin Tactical Systems, Inc.") and Loral Space & Communications Ltd. (incorporated by reference to Exhibit (C)(4) to the Schedule 14D-1 filed with the Commission on January 12, 1996 by the Corporation and LAC Acquisition Corporation).

                         (u) Form of Tax Sharing Agreement to be entered into by and among Lockheed Martin Tactical Systems, Inc., Loral Space & Communications Ltd., Lockheed Martin Corporation and LAC Acquisition Corporation (incorporated by reference to Exhibit (C)(5) to the Schedule 14D-1 filed with the Commission on January 12, 1996 by the Corporation and LAC Acquisition Corporation).

                         (v) Martin Marietta Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(iii)(a) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                         (w) Martin Marietta Corporation Post-Retirement Income Maintenance Plan for Directors, as amended (incorporated by reference to Exhibit 10(iii)(b) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
                              1994).

                         (x) Martin Marietta Corporation Financial Counseling Program for directors, officers, company presidents, and other key employees, as amended (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (y) Martin Marietta Corporation Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (z) Deferred Compensation and Estate Supplement Plan, as amended (incorporated by reference to Exhibit 10(iii)(e) to Martin Marietta

                              Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                        (aa) Martin Marietta Corporation Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (bb) Martin Marietta Corporation 1979 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.11 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (cc) Martin Marietta Corporation 1984 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995) (The plan amendment dated September 28, 1995 is included as Exhibit 10(cc) to this Annual Report on Form 10-K.)

                        (dd) Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (ee) Martin Marietta Corporation Supplemental Excess Retirement Plan, as amended (incorporated by reference to Exhibit 10.15 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (ff) Martin Marietta Corporation Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit 10.16 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (gg) Martin Marietta Corporation Long Term Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii)(m) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                        (hh) Amended and Restated Martin Marietta Corporation Long-Term Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii)(n) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
                              1994).

                        (ii) Martin Marietta Corporation Directors' Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (jj) Martin Marietta Corporation Executive Special Early Retirement Option and Plant Closing Retirement Option Plan (incorporated by reference to Exhibit 10.18 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (kk) Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (ll) Form of Employment Agreement between Martin Marietta Corporation and certain officers (incorporated by reference to Exhibit 10.20 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                        (mm) Martin Marietta Corporation Deferred Compensation Plan for Selected Officers (incorporated by reference to Exhibit 10.10 to Lockheed Martin

                              Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (nn) Lockheed Corporation 1992 Employee Stock Option
                              Program (incorporated by reference to the Registration Statement on Form S-8 (No. 33-49003) of Lockheed Corporation filed with the Commission on September 11, 1992).

                         (oo) Amendment to Lockheed Corporation 1992 Employee
                              Stock Option Plan (incorporated by reference to
                              Exhibit 10.22 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (pp) Lockheed Corporation 1986 Employee Stock Purchase
                              Program, as amended, (incorporated by reference to Exhibit 10.23 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 5, 1995). (The amendment to the plan dated September 28, 1995 is included as Exhibit 10(pp) to this Annual Report on Form 10-K).

                         (qq) Lockheed Corporation 1982 Employee Stock Purchase
                              Program, as amended, (incorporated by reference to Exhibit 10.24 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 5, 1995). (The amendment to the plan dated September 28, 1995 is included as Exhibit 10(qq) to this Annual Report on Form 10-K).

                         (rr) Incentive Retirement Benefit Plan for Certain
                              Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.6 to Lockheed Corporation's Annual Report on Form 10-K for the year ended December 25, 1994).

                         (ss) Supplemental Retirement Benefit Plan for Certain
                              Transferred Employees of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Corporation's Annual Report on
                              Form 10-K for the year ended December 25, 1994).

                         (tt) Supplemental Benefit Plan of Lockheed Corporation,
                              as amended.

                         (uu) Long-Term Performance Plan of Lockheed Corporation
                              and its Subsidiaries (incorporated by reference to Exhibit 10.28 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (vv) Amended and Restated Supplemental Savings Plan of
                              Lockheed Corporation.

                         (ww) Deferred Compensation Plan for Directors of
                              Lockheed Corporation, as amended.

                         (xx) Lockheed Corporation Retirement Plan for
                              Directors, as amended.

                         (yy) Form of Lockheed Corporation Termination Benefits
                              Agreement effective January 1, 1991 (included in Form 8, Amendment No. 1 to Exhibit 28 of Form 8-K dated November 5, 1990 of Lockheed Corporation and incorporated herein by reference).

                         (zz) Trust Agreement, as amended February 3, 1995,
                              between Lockheed Corporation and First Interstate Bank of California (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation's Registration Statement on

                              Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                         (ab) Lockheed Corporation Directors' Deferred
                              Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 5, 1995). (The amendment to the trust agreement dated September 30, 1995 is included as Exhibit 10(ab) to this Annual Report on Form 10-K).

                         (ac) Trust Agreement, dated December 22, 1994, between
                              Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 5, 1995). (The amendment to the trust agreement dated September 30, 1995 is included as Exhibit 10(ac) to this Annual Report on Form 10-K).

                         (ad) Lockheed Corporation Deferred Management Incentive
                              Compensation Plan, as amended.

                         (ae) Lockheed Corporation 1992 Employee Stock Option
                              Program, as amended (incorporated by reference to Lockheed Corporation's Registration Statement (No. 33-49003) and Exhibit 10.22 to Lockheed Martin Corporation's Registration Statement of Form S-4 (No. 33-57645) filed with the Commission on February 5, 1995). (The amendment to the plan dated September 28, 1995 is included as Exhibit
                              (ae) to this Annual Report on Form 10-K).

                         (af) Lockheed Martin Corporation Deferred Management
                              Incentive Compensation Plan.

               * Exhibits (10)(a) through 10(m) and 10(v) through (10)(af) constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

             (11) Computation of net earnings per common share for the years ended December 31, 1995, 1994 and 1993.

             (12) Computation of ratio of earnings to fixed charges for the year ended December 31, 1995.

             (13) 1995 Annual Report to Security Holders (including an appendix describing graphic and image material). Those portions of the 1995 Annual Report to Security Holders which are not incorporated by reference in this Annual Report on Form 10-K shall not be deemed to be "filed" as part of this Report.

             (21)             List of Subsidiaries of Lockheed Martin
                              Corporation.

             (23) Consent of Ernst & Young LLP, Independent Auditors for Lockheed Martin Corporation (included in this Form 10-K at page 49).

             (24)             Powers of Attorney.

             (27)             Financial Data Schedule.

             Other material incorporated by reference:

                    None.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LOCKHEED MARTIN CORPORATION

     Date:  March 13, 1996         By:  /s/ FRANK H. MENAKER, JR.
                                      -----------------------------------------
                                        Frank H. Menaker, Jr.
                                        Vice President and
                                        General Counsel

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                   TITLE                     DATE
--------------------------------   -------------------------   ------------------

  /s/Norman R. Augustine*          President, Chief                 March 4, 1996
--------------------------------   Executive Officer and
     NORMAN R. AUGUSTINE           Director


  /s/Marcus C. Bennett*            Senior Vice President,         February 22, 1996
--------------------------------   Chief Financial Officer
     MARCUS C. BENNETT             and Director


  /s/Robert E. Rulon*              Chief Accounting Officer       February 22, 1996
--------------------------------
     ROBERT E. RULON

  /s/Lynne V. Cheney*              Director                       February 22, 1996
--------------------------------
     LYNNE V. CHENEY

  /s/A. James Clark*               Director                       February 22, 1996
--------------------------------
     A. JAMES CLARK

  /s/Vance D. Coffman*             Director                       February 22, 1996
--------------------------------
     VANCE D. COFFMAN


SIGNATURES                                   TITLE                     DATE
--------------------------------   -------------------------   ------------------
  /s/Edwin I. Colodny*             Director                        February 22, 1996
--------------------------------
     EDWIN I. COLODNY

  /s/Lodwrick M. Cook*             Director                        February 22, 1996
--------------------------------
     LODWRICK M. COOK

  /s/James L. Everett, III*        Director                        February 22, 1996
--------------------------------
     JAMES L. EVERETT, III

  /s/Houston K. Flournoy*          Director                        February 22, 1996
--------------------------------
     HOUSTON K. FLOURNOY

  /s/James F. Gibbons*             Director                        February 22, 1996
--------------------------------
     JAMES F. GIBBONS

  /s/Edward L. Hennessy, Jr.*      Director                        February 22, 1996
--------------------------------
     EDWARD L. HENNESSY, JR.

  /s/Edward E. Hood, Jr.*          Director                        February 22, 1996
--------------------------------
     EDWARD E. HOOD, JR.

  /s/Caleb B. Hurtt*               Director                        February 22, 1996
--------------------------------
     CALEB B. HURTT

  /s/Gwendolyn S. King*            Director                        February 22, 1996
--------------------------------
     GWENDOLYN S. KING

  /s/Lawrence O. Kitchen*          Director                        February 22, 1996
--------------------------------
     LAWRENCE O. KITCHEN

  /s/Gordon S. Macklin*            Director                        February 22, 1996
--------------------------------
     GORDON S. MACKLIN

  /s/Vincent N. Marafino*          Director                        February 22, 1996
--------------------------------
     VINCENT N. MARAFINO

  /s/Eugene F. Murphy*             Director                        February 22, 1996
--------------------------------
     EUGENE F. MURPHY

  /s/David S. Potter*              Director                        February 22, 1996
--------------------------------
     DAVID S. POTTER

  /s/Frank Savage*                 Director                        February 22, 1996
--------------------------------
     FRANK SAVAGE

  /s/Daniel M. Tellep*             Director                        February 22, 1996
--------------------------------
     DANIEL M. TELLEP

  /s/Carlisle A.H. Trost*          Director                        February 22, 1996
--------------------------------
     CARLISLE A.H. TROST


SIGNATURES                                   TITLE                     DATE
--------------------------------   -------------------------   ------------------
   /s/James R. Ukropina*            Director                      February 22, 1996
--------------------------------
     JAMES R. UKROPINA

  /s/Douglas C. Yearley*           Director                       February 22, 1996
--------------------------------
     DOUGLAS C. YEARLEY

*By: /s/ STEPHEN M. PIPER                                         March 13, 1996
  ------------------------------
   (Stephen M. Piper, Attorney-in-fact**)

_____________________

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.

                                                                      EXHIBIT 23

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Lockheed Martin Corporation of our report dated January 23, 1996, included in the 1995 Annual Report to Shareholders of Lockheed Martin Corporation.

     We also consent to the incorporation by reference in the following Registration Statements:

     (1) Registration Statement Number 33-58067 of Lockheed Martin Corporation on Form S-3, dated March 14, 1995;

     (2)  Registration Statement Numbers:  33-58073, 33-58075, 33-58077, 33-
          58079, 33-58081, 33-58083, 33-58085, 33-58089 and 33-58097 of Lockheed
          Martin Corporation on Forms S-8, each dated March 15, 1995;

     (3) Post-Effective Amendment No. 1, dated March 15, 1995 to Registration Statement Number 33-57645 of Lockheed Martin Corporation on Form S-8; and

     (4) Registration Statement Number 33-63155 of Lockheed Martin Corporation on Form S-8, dated October 3, 1995;

     of our report dated January 23, 1996, with respect to the consolidated financial statements incorporated herein by reference.

                                ERNST & YOUNG LLP


     Washington, D.C.
     March 11, 1996