Form 10-Q
period 1996-09-30
LOCKHEED MARTIN CORP
filed 1996-11-13
CIK 936468

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED  SEPTEMBER 30, 1996    COMMISSION FILE NUMBER  1-11437
                      ---------------------

                            LOCKHEED MARTIN CORPORATION
                      ----------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           MARYLAND                                         52-1893632
-------------------------------                --------------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


   6801 ROCKLEDGE DRIVE, BETHESDA, MD                         20817
----------------------------------------       --------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (301) 897-6000
                                                   ----------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAD BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                            YES   X     NO
                                                                -----      ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                           OUTSTANDING AS OF OCTOBER 31, 1996
-----------------------------              ----------------------------------
  COMMON STOCK, $1 PAR VALUE                           192,705,594

           LOCKHEED MARTIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                    For the Quarter Ended September 30, 1996

                                     INDEX


                                                                    Page No.
Part I.  Financial Information

   Item 1.  Financial Statements

        Condensed Consolidated Statement of Earnings-
         Three Months and Nine Months Ended September 30,
         1996 and 1995 ..........................................       3

        Condensed Consolidated Statement of Cash Flows-
         Nine Months Ended September 30, 1996 and 1995 ..........       4

        Condensed Consolidated Balance Sheet-September 30, 1996
         and December 31, 1995 ..................................       5

        Notes to Condensed Consolidated Financial Statements ....       6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................      17

Part II.  Other Information

   Item 1.  Legal Proceedings ...................................      27

   Item 6.  Exhibits and Reports on Form 8-K ....................      28

Signatures ......................................................      29

Exhibit 11.  Computation of Earnings Per Common Share............      30

Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges ..      32

Exhibit 27.  Financial Data Schedule


                          LOCKHEED MARTIN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                            Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                            ------------------  -----------------
                                              1996      1995      1996     1995
                                            --------  --------  --------  -------
                                            (In millions, except per share data)

Net sales                                     $7,028    $5,551   $19,213  $16,801

Costs and expenses:
 Cost of sales                                 6,353     5,041    17,373   15,367
 Merger related and consolidation
  expenses                                         -         -         -      690
                                              ------    ------   -------  -------

Earnings from operations                         675       510     1,840      744
Other income and expenses, net                    61        24        92       89
                                              ------    ------   -------  -------

                                                 736       534     1,932      833
Interest expense                                 226        70       486      222
                                              ------    ------   -------  -------

Earnings before income taxes                     510       464     1,446      611
Income tax expense                               199       177       564      240
                                              ------    ------   -------  -------

Net earnings                                  $  311    $  287   $   882  $   371
                                              ======    ======   =======  =======

Earnings per common share:
 Assuming no dilution                         $ 1.55    $ 1.43   $  4.40  $  1.72
                                              ======    ======   =======  =======
 Assuming full dilution                       $ 1.38    $ 1.29   $  3.93  $  1.67
                                              ======    ======   =======  =======

Cash dividends declared per common share      $  .40    $  .35   $  1.20  $   .99
                                              ======    ======   =======  =======



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Nine Months Ended
                                                                    September 30,
                                                                -------------------
                                                                   1996      1995
                                                                ---------  --------
                                                                    (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                    $   882      $ 371
Adjustments to reconcile earnings to net cash
 provided by operating activities:
  Merger related and consolidation expenses
   -Provision                                                        -         690
   -Payments                                                       (185)      (135)
  Depreciation and amortization                                     894        665
  Changes in operating assets and liabilities                      (283)      (972)
                                                                -------      -----

Net cash provided by operating activities                         1,308        619
                                                                -------      -----

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to properties, net of purchased
 operations                                                        (581)      (394)
Business combination with Loral Corporation                      (7,313)         -
Other acquisitions, investments and divestitures                     10       (211)
                                                                -------      -----

Net cash used for investing activities                           (7,884)      (605)
                                                                -------      -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) related to debt                         6,439       (286)
Issuances (repurchases) of common shares                             84        (17)
Common stock dividends                                             (232)      (183)
Preferred stock dividends                                           (45)       (45)
                                                                -------      -----

Net cash provided by (used for) financing activities              6,246       (531)
                                                                -------      -----

Net decrease in cash and cash equivalents                          (330)      (517)

Cash and cash equivalents at beginning of period                    653        639
                                                                -------      -----

Cash and cash equivalents at end of period                      $   323      $ 122
                                                                =======      =====

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                              September 30,   December 31,
                                                   1996          1995
                                              -------------   ------------
                                                      (In millions)
ASSETS
Current assets:
 Cash and cash equivalents                       $   323        $   653
 Receivables                                       5,221          3,876
 Inventories                                       3,101          2,804
 Deferred income taxes                             1,007            580
 Other current assets                                541            264
                                                 -------        -------
   Total current assets                           10,193          8,177

Property, plant and equipment                      4,322          3,165
Intangible assets related to contracts and
 programs acquired                                 2,158          1,808
Cost in excess of net assets acquired             10,501          2,817
Other assets                                       3,095          1,681
                                                 -------        -------
                                                 $30,269        $17,648
                                                 =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                           $   787        $     -
 Accounts payable                                  1,211            787
 Customer advances and amounts in excess
  of costs incurred                                1,536          1,570
 Salaries, benefits and payroll taxes              1,033            567
 Income taxes                                        628            292
 Current maturities of long-term debt                176            722
 Other current liabilities                         2,673          1,353
                                                 -------        -------
   Total current liabilities                       8,044          5,291

Long-term debt                                    11,076          3,010
Post-retirement benefit liabilities                2,526          1,778
Other liabilities                                  1,434          1,136

Stockholders' equity:
 Series A preferred stock, $50 liquidation
  preference per share                             1,000          1,000
 Common stock, $1 par value per share                201            199
 Additional paid-in capital                          808            683
 Retained earnings                                 5,443          4,838
 Unearned ESOP shares                               (263)          (287)
                                                 -------        -------
   Total stockholders' equity                      7,189          6,433
                                                 -------        -------
                                                 $30,269        $17,648
                                                 =======        =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission (SEC) on March 13, 1996 in its 1995 Annual Report on Form 10-K. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - BUSINESS COMBINATION WITH LORAL CORPORATION

On January 7, 1996, the Corporation and its wholly-owned subsidiary, LAC Acquisition Corporation (LAC), entered into an Agreement and Plan of Merger (the Loral Merger Agreement) with Loral Corporation (Loral) pursuant to which LAC agreed to purchase all of the issued and outstanding shares of common stock of Loral (together with the associated preferred stock purchase rights) for an aggregate consideration of $38 per share in cash (the Tender Offer). The Tender Offer was made as part of a series of transactions that resulted in (i) the distribution to stockholders of Loral immediately prior to the consummation of the Tender Offer of shares of capital stock in Loral Space & Communications, Ltd. (Loral SpaceCom), a newly-formed company, which now owns and manages substantially all of Loral's former space and satellite telecommunications interests, and (ii) the acquisition by the Corporation of Loral's defense electronics and systems integration businesses (the Loral Transaction).

In accordance with the terms of the Tender Offer and the Loral Merger Agreement, on April 23, 1996, LAC purchased approximately 94.5 percent of the outstanding shares of common stock of Loral. Subsequent to the consummation of the Tender Offer, on April 29, 1996, LAC merged with and into Loral and each remaining share of common stock of Loral not owned by LAC was converted into the right to receive $38. Each outstanding share of common stock of LAC was converted into shares of common stock of Loral, and Loral changed its name to Lockheed Martin Tactical Systems, Inc. (Tactical Systems). As a result of these transactions, Tactical Systems became a wholly-owned subsidiary of the Corporation. The operations of Tactical Systems have been included in the results of operations of the Corporation from April 1, 1996.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


The total purchase price paid for Tactical Systems, net of cash balances acquired, was approximately $7.3 billion.

In connection with the above transactions, the Corporation acquired shares of preferred stock of Loral SpaceCom that were convertible into 20 percent of Loral SpaceCom's common stock on a fully diluted basis. The Corporation's ownership of the preferred stock of Loral SpaceCom is subject to certain limitations and restrictions set forth in the terms and conditions of the preferred stock and in agreements between the Corporation and Loral SpaceCom.

The Loral Transaction has been accounted for using the purchase method of accounting. Preliminary purchase accounting adjustments have been recorded to allocate the purchase price to assets acquired and liabilities assumed, resulting in approximately $7.9 billion of cost in excess of net assets acquired being recorded (which will be amortized ratably over a 40-year period). Such adjustments are subject to change resulting from the completion of future analyses. The Corporation expects to complete and announce its plans for integration and any consolidation activities by the end of 1996.

The following unaudited pro forma combined earnings data presents the results of operations of the Corporation and Tactical Systems for the nine months ended September 30, 1996 and 1995, with pro forma adjustments as if the Loral Transaction had been consummated as of the beginning of the periods presented. This pro forma combined earnings data does not purport to be indicative of results of operations that would have resulted if the Loral Transaction had occurred on the applicable dates indicated above. Moreover, this data is not intended to be indicative of future results of operations.


                               Lockheed    Tactical        Pro Forma    Pro Forma
                                Martin   Systems/(a)/     Adjustments   Combined
                               --------  ------------     -----------   ---------
                                    (In millions, except per share data)
NINE MONTHS ENDED
    SEPTEMBER 30, 1996
Net sales                       $19,213    $1,403         $ (43) /(c)/    20,573
Net earnings                        882       126          (120) /(d)/       888
Earnings per common share:
     Assuming no dilution          4.40      N/A             N/A            4.43
     Assuming full dilution        3.93      N/A             N/A            3.96


                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)




                               Lockheed         Tactical        Pro Forma    Pro Forma
                                Martin        Systems/(a)/     Adjustments   Combined
                               --------       ------------     -----------   ---------
                                    (In millions, except per share data)
NINE MONTHS ENDED
     SEPTEMBER 30, 1995
Net sales                       $16,801         $4,828          $(130) /(c)/   $21,499
Net earnings                        371 /(b)/      259           (359) /(d)/       271
Earnings per common share:
     Assuming no dilution          1.72           N/A              N/A            1.19
     Assuming full dilution        1.67           N/A              N/A             *


/(a)/ Financial data presented represents the operating results of Tactical
      Systems for the first quarter of 1996. The operating results of Tactical Systems for the second and third quarters of 1996 have been included in the Lockheed Martin financial data.

/(b)/ Net earnings includes the effect of the Corporation's merger related and consolidation expenses recorded in 1995 related to the formation of Lockheed Martin. The after-tax effect of these charges was $436 million, or $1.96 per common share assuming full dilution.

* Anti-dilutive. Calculated earnings per common share was $1.22 for Pro Forma Combined.

The unaudited pro forma adjustments described below are based upon preliminary estimates and certain assumptions that management of the Corporation believes are reasonable in the circumstances. Such adjustments are subject to change resulting from the completion of future analyses.

/(c)/ To eliminate intercompany sales.

/(d)/ To record the amortization of estimated intangible assets and additional estimated interest expense resulting from the Loral Transaction, net of the effects of income taxes.

The funds for the consummation of the Loral Transaction were provided through the issuance of commercial paper by the Corporation and through borrowings under revolving credit facilities (the Credit Facilities) with a syndicate of commercial banks. The Credit Facilities

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


consisted of a 364-day unsecured revolving credit facility in the amount of $5 billion (the Short-Term Facility) and a 5-year unsecured revolving credit facility in the amount of $5 billion (the 5-Year Facility). In connection with the establishment of the Credit Facilities, the Corporation and Loral each terminated their previously existing revolving credit facilities. Approximately $6 billion of commercial paper was issued and approximately $1 billion was borrowed under the 5-Year Facility to finance the Loral Transaction on the closing date. During the second quarter of 1996, the Corporation issued $5 billion in debt securities (see Note 4). The net proceeds from the sale of the debt securities were used to repay the $1 billion borrowed under the 5-Year Facility and to reduce the amount of commercial paper outstanding. On July 26, 1996, the Corporation terminated the Short-Term Facility.

In connection with the Loral Transaction, the Corporation assumed the obligations of Loral as guarantor under the Revolving Credit Agreement of Globalstar, L.P. (the Globalstar Revolving Credit Agreement), an affiliate of Loral SpaceCom, and the parties to the Globalstar Revolving Credit Agreement released Loral from its prior guarantee. The maximum principal amount of loans to Globalstar, L.P. that are guaranteed by the Corporation is $250 million, subject to the assumption by certain of the Globalstar partners of a portion of the Corporation's obligations as guarantor.


NOTE 3 - INVENTORIES

                                                    September 30,       December 31,
                                                        1996                1995
                                                    -------------       ------------
                                                              (In millions)
Work in process, primarily on long-term
 contracts and programs in progress                  $ 5,011               $ 3,721
Less customer advances and progress payments          (2,877)               (1,772)
                                                     -------               -------
                                                       2,134                 1,949
Other inventories                                        967                   855
                                                     -------               -------
                                                     $ 3,101               $ 2,804
                                                     =======               =======

NOTE 4 - DEBT

During the second quarter of 1996, the Corporation issued $5 billion of long-term fixed rate debt securities, the entire amount registered under the Corporation's shelf registration statement which became effective on May 10, 1996. These Notes and Debentures range in maturity from two years to 40 years, with interest rates ranging from 6.55% to 7.75%. The registered holder of each 40-year Debenture may elect, between March 1 and April 1, 2008, to have the Debenture, or some portion thereof, repaid by the Corporation on May 1, 2008. The debt securities are guaranteed by Tactical Systems (see Note 5).

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)



In February 1996, the Corporation entered into interest rate hedging agreements to offset a portion of its exposure to rising interest rates related to the anticipated long-term financings. These agreements were closed in the second quarter of 1996 in connection with the Corporation's issuance of its long-term debt securities. The Corporation realized a gain of approximately $150 million on the closing of these agreements, which has been deferred and is being amortized and recognized as an adjustment to interest expense over the terms of the related debt obligations.

At the effective date of the Loral Transaction, the Corporation assumed approximately $1.9 billion of debt obligations of the former Loral Corporation.

Commercial paper borrowings of approximately $2.8 billion were outstanding at September 30, 1996. Approximately $2 billion of these borrowings were classified as long-term debt in the Corporation's consolidated condensed balance sheet, based on management's ability and intention to maintain this debt outstanding for at least one year. During the third quarter of 1996, the Corporation entered into interest rate swap agreements to fix the interest rates on a portion of its commercial paper borrowings. These agreements will mature during 1997. The effects of these interest rate swap agreements are recorded periodically as an adjustment to interest expense related to commercial paper borrowings.

Each bank's obligation to make loans under the 5-Year Facility is subject to, among other things, compliance by the Corporation with various representations, warranties, covenants and agreements, including but not limited to covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber their assets and a covenant not to exceed a maximum leverage ratio.

The Corporation's total interest payments were $372 million and $206 million for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 5 - SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION

The $5 billion of debt obligations issued by the Corporation in the second quarter of 1996 are guaranteed by Tactical Systems. In accordance with SEC disclosure requirements, summarized consolidating financial information follows:

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


                                                                                Non-
                                                       Lockheed    Tactical   Guarantor
                                                       Martin(a)  Systems(b)  Entities  Eliminations   Consolidated
                                                       ---------  ----------  --------  ------------   ------------
                                                                           (In millions)
EARNINGS DATA
-------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
Net sales                                              $ 4,532       $177      $2,727      $(408)        $ 7,028
Earnings from operations                                   507         (1)        194        (25)            675
Net earnings                                               311        201         293       (494)            311

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
Net sales                                              $ 5,169       $ -       $  611      $(229)        $ 5,551
Earnings from operations                                   463         -           72        (25)            510
Net earnings                                               287         -           22        (22)            287

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
Net sales                                              $13,725       $264      $6,274    $(1,050)        $19,213
Earnings from operations                                 1,479         14         406        (59)          1,840
Net earnings                                               882        291         501       (792)            882

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
Net sales                                              $14,847        $ -      $2,481      $(527)        $16,801
Earnings from operations                                   598          -         191        (45)            744
Net earnings                                               371          -         139       (139)            371


                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)



                                                                                Non-
                                                       Lockheed    Tactical   Guarantor
                                                       Martin(a)  Systems(b)  Entities  Eliminations   Consolidated
                                                       ---------  ----------  --------  ------------   ------------
                                                                           (In millions)
CASH FLOWS DATA
---------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net cash provided by (used for):
     Operating activities                              $   955       $ 273     $  80        $             $ 1,308
     Investing activities                               (7,510)       (236)     (138)         -            (7,884)
     Financing activities                                6,296         (48)       (2)         -             6,246
                                                       -------       -----     -----        ---           -------
Net decrease in cash
    and cash equivalents                                  (259)        (11)      (60)         -              (330)
Cash and cash equivalents:
      Beginning of period                                  401          39       213          -               653
                                                       -------       -----     -----        ---           -------
      End of period                                    $   142       $  28     $ 153        $ -           $   323
                                                       =======       =====     =====        ===           =======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net cash provided by (used for):
     Operating activities                              $   425       $         $ 194        $ -           $   619
     Investing activities                                 (380)         -       (225)         -              (605)
     Financing activities                                 (528)         -         (3)         -              (531)
                                                       -------       -----     -----        ---           -------
Net decrease in cash
    and cash equivalents                                  (483)         -        (34)         -              (517)
Cash and cash equivalents:
      Beginning of period                                  652          -        (13)         -               639
                                                       -------       -----     -----        ---           -------
      End of period                                    $   169        $ -      $ (47)       $ -           $   122
                                                       =======       =====     =====        ===           =======


                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)



                                                                                Non-
                                                       Lockheed    Tactical   Guarantor
                                                       Martin(a)  Systems(b)  Entities  Eliminations   Consolidated
                                                       ---------  ----------  --------  ------------   ------------
                                                                           (In millions)
BALANCE SHEET DATA
------------------
AS OF SEPTEMBER 30, 1996

Current assets                - Public                  $6,747      $   551   $  2,895    $      -      $  10,193
                              - Affiliated (c)           1,051           -         307       (1,358)           -
Noncurrent assets             - Public                   8,418          641     11,017           -         20,076
                              - Affiliated (c)           8,358        9,848      4,651      (22,857)           -
Current liabilities           - Public                   4,536          195      3,313           -          8,044
                              - Affiliated (c)              92          310         91         (493)           -
Long-term debt                                           9,734        1,204        138           -         11,076
Other noncurrent liabilities
                              - Public                   3,023          927         10           -          3,960
                              - Affiliated (c)              -            -          -            -             -
Equity                                                   7,189        8,404     15,318      (23,722)        7,189

AS OF DECEMBER 31, 1995
Current assets                - Public                  $6,484      $    -    $  1,693    $      -      $   8,177
                              - Affiliated (c)             262           -         448         (710)           -
Noncurrent assets             - Public                   8,281           -       1,190           -          9,471
                              - Affiliated (c)           1,999           -       4,597       (6,596)           -
Current liabilities           - Public                   4,430           -         861           -          5,291
                              - Affiliated (c)             448           -         262         (710)           -
Long-term debt                                           2,863           -         147           -          3,010
Other noncurrent liabilities
                              - Public                   2,852           -          62           -          2,914
                              - Affiliated (c)              -            -          -            -             -
Equity                                                   6,433           -       6,596       (6,596)        6,433

(a)  Data is related to the parent company only.
(b) Data is related to Tactical Systems, Inc. only and pertains to operations from April 1, 1996.
(c)  Amounts represent activity with Lockheed Martin affiliated companies.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


NOTE 6 - CONTINGENCIES

The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, that have the potential to affect the results of the Corporation's operations or its financial position. These matters include the following items which were disclosed in the consolidated financial statements in the Corporation's 1995 Annual Report on Form 10-K.

In 1991, the Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) relating to certain property in Burbank, California, which obligates the Corporation to design and construct facilities to monitor, extract, and treat groundwater and operate and maintain such facilities for approximately eight years. The Corporation estimates that expenditures required to comply with the terms of the consent decree over the remaining term of the project will be approximately $50 million.

The Corporation has also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Based on experience derived from initial remediation activities, the Corporation estimates the anticipated cost of these actions in excess of the requirements under the EPA consent decree to approximate $155 million over the remaining term of the project.

In addition, the Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. A liability of approximately $335 million for those cases in which an estimate of financial exposure can be determined has been recorded.

Under an agreement with the U.S. Government, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures will be reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. The Corporation has recorded an asset for the portion of these costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties to the contamination, which the Corporation is pursuing as required by

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the Corporation's liability as well as the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

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


NOTE 7 - OTHER

During the second quarter of 1996, the Corporation's Board of Directors terminated the systematic common stock repurchase plan that had been established to counter the future dilutive effect of common stock issued by the Corporation under its 1995 Omnibus Performance Award Plan. A separate program authorized in 1995 for the repurchase of up to nine million common shares to counter the dilutive effect of common stock issued under the Corporation's other benefit and compensation programs and for other purposes related to such plans remains in effect. Through September 30, 1996, no common shares have been repurchased by the Corporation.

During the first quarter of 1995, the Corporation recorded a pretax charge of $165 million for merger related expenses in connection with the formation of the Corporation. During the second quarter of 1995, the Corporation recorded a pretax charge of $525 million in conjunction with a corporate-wide consolidation plan under which the Corporation would close certain facilities and laboratories and eliminate duplicative field offices in the U.S. and abroad, eliminating up to approximately 12,000 positions. The charge represented the portion of the accrued costs and net realizable value adjustments that are not probable of recovery. The after-tax effect of these charges was $436 million, or $1.96 per share assuming full dilution. As of September 30, 1996, cumulative merger related and consolidation expenditures were approximately $390 million which primarily relate to the formation of the Corporation, the elimination of positions and the closure of foreign and domestic marketing offices.

The Corporation's federal and foreign income tax payments were $756 million and $160 million for the nine months ended September 30, 1996 and 1995, respectively.

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996. SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of this standard did not have a material effect on the Corporation's consolidated earnings and financial condition.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

During the third quarter of 1996, the Corporation announced its intention to distribute its 81 percent interest in Martin Marietta Materials, Inc. (Materials) to its stockholders (the Exchange Offer). Under the terms of the Exchange Offer, the Corporation's stockholders were given the opportunity to exchange each Lockheed Martin common share held for 4.72 common shares of Materials on a tax-free basis. The Exchange Offer expired by its terms on October 18, 1996 and was oversubscribed. On October 23, 1996, approximately 7.9 million shares of the Corporation's common stock were exchanged for the 37.35 million shares of Materials common stock held by the Corporation. As a result of this transaction, the Corporation has no remaining ownership interest in Materials and has reduced its common shares outstanding by approximately 4 percent. Based on preliminary calculations, management anticipates that the Corporation will recognize a gain of approximately $350 million during the fourth quarter of 1996.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



BUSINESS COMBINATION WITH LORAL CORPORATION

On January 7, 1996, the Corporation and its wholly-owned subsidiary, LAC Acquisition Corporation (LAC) entered into an Agreement and Plan of Merger (the Loral Merger Agreement) with Loral Corporation (Loral) pursuant to which LAC agreed to purchase all of the issued and outstanding shares of common stock of Loral (together with the associated preferred stock purchase rights) for an aggregate consideration of $38 per share in cash (the Tender Offer). The Tender Offer was made as part of a series of transactions that resulted in (i) the distribution, to stockholders of Loral immediately prior to the consummation of the Tender Offer, of shares of capital stock in Loral Space & Communications, Ltd. (Loral SpaceCom), a newly-formed company which now owns and manages substantially all of Loral's former space and satellite telecommunications interests, and (ii) the acquisition by the Corporation of Loral's defense electronics and systems integration businesses (the Loral Transaction).

In accordance with the terms of the Tender Offer and the Loral Merger Agreement, on April 23, 1996, LAC purchased approximately 94.5 percent of the outstanding shares of common stock of Loral. Subsequent to the consummation of the Tender Offer, on April 29, 1996, LAC merged with and into Loral, and each remaining share of common stock of Loral not owned by LAC was converted into the right to receive $38. Each outstanding share of LAC was converted into shares of common stock of Loral, and Loral changed its name to Lockheed Martin Tactical Systems, Inc. (Tactical Systems). As a result of these transactions, Tactical Systems became a wholly-owned subsidiary of the Corporation. The operations of Tactical Systems have been included in the results of operations of the Corporation from April 1, 1996. The total purchase price paid for Tactical Systems, net of cash balances acquired, was approximately $7.3 billion.

In connection with the above transactions, the Corporation acquired shares of preferred stock of Loral SpaceCom that were convertible into 20 percent of Loral SpaceCom's common stock on a fully diluted basis. The Corporation's ownership of the preferred stock of Loral SpaceCom is subject to certain limitations and restrictions set forth in the terms and conditions of the preferred stock and in agreements between the Corporation and Loral SpaceCom.

The Loral Transaction has been accounted for using the purchase method of accounting. Preliminary purchase accounting adjustments have been recorded to allocate the purchase price to assets acquired and liabilities assumed, resulting in approximately $7.9 billion of cost in excess of net assets acquired being recorded (which will be amortized ratably over a 40-year period). Such adjustments are subject to change upon the completion of further analyses. The Corporation expects to complete and announce its plans for integration and any consolidation activities by the end of 1996.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


The funds for the consummation of the Loral Transaction were provided through the issuance of commercial paper by the Corporation and through borrowings under revolving credit facilities (the Credit Facilities) with a syndicate of commercial banks. The Credit Facilities consisted of a 364-day unsecured revolving credit facility in the amount of $5 billion (the Short-Term Facility) and a 5-year unsecured revolving credit facility in the amount of $5 billion (the 5-Year Facility). Approximately $6 billion of commercial paper was issued and approximately $1 billion was borrowed under the 5-Year Facility to finance the Loral Transaction on the closing date. During the second quarter of 1996, the Corporation issued $5 billion in debt securities (see Liquidity and Capital Resources section below). The net proceeds from the sale of the debt securities were used to repay the $1 billion borrowed under the 5-Year Facility and to reduce the amount of commercial paper outstanding. On July 26, 1996, the Corporation terminated the $5 billion Short-Term Facility.

RESULTS OF OPERATIONS

The Corporation's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

The consolidated results of operations for the Corporation for both the quarter and nine months ended September 30, 1996 include the operations of Tactical Systems from April 1, 1996. During the third quarter of 1996, the Corporation announced a new organizational structure that combined the Tactical Systems businesses with those of Lockheed Martin. In addition, certain heritage Lockheed Martin business units were reassigned to different segments. As a result, the Corporation's operations are now divided into five reportable business segments: Space & Strategic Missiles; Aeronautics; Electronics; C3I & Systems Integration; and Information, Energy and Other. The operations of Tactical Systems have been reflected, for segment reporting purposes, in the Electronics, C3I & Systems Integration and Information, Energy and Other segments.

Consolidated net sales for the third quarter of 1996 were $7.0 billion, which represents a 27 percent increase from the $5.6 billion recorded for the comparable period of 1995. Consolidated net sales for the nine months ended September 30, 1996 were $19.2 billion, a 14 percent increase over the $16.8 billion reported for the same period in 1995. Increases in the Electronics, C3I & Systems Integration and Information, Energy and Other segments, which are due principally to the inclusion of the results of operations of Tactical Systems as discussed above, more than offset decreases in the Aeronautics segment.

The Corporation's operating profit (earnings before interest and taxes) for the third quarter of 1996 was $736 million, which represents a 38 percent increase from the $534 million reported

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS
                                  (Continued)



for the comparable period in 1995. Operating profit for the nine months ended September 30, 1996 was $1,932 million versus $833 million as reported for the comparable period in 1995. During the second quarter of 1995, the Corporation recorded a pretax charge of $525 million in conjunction with a corporate-wide consolidation plan under which the Corporation would close certain facilities and laboratories and eliminate duplicative field offices in the U.S. and abroad. The 1995 period also includes the effect of a $165 million pretax charge taken in the first quarter for merger related expenses. Excluding the effect of these charges, operating profit for the nine months ended September 30, 1996 increased by 27 percent from the comparable 1995 period. The increases in operating profit in 1996 from the comparable 1995 periods are driven in large part by increases in the Space and Strategic Missiles segment, and by increases in the Electronics, C3I & Systems Integration and Information, Energy and Other segments, which are due principally to the inclusion of the results of operations of Tactical Systems as discussed above.

Net earnings for the third quarter of 1996 were $311 million, or $1.38 per common share assuming full dilution, which were eight percent and seven percent greater, respectively, than the third quarter 1995 net earnings of $287 million, or $1.29 per common share assuming full dilution. Net earnings for the nine months ended September 30, 1996 were $882 million, or $3.93 per common share assuming full dilution. Net earnings for the nine months ended September 30, 1995 of $371 million, or $1.67 per common share assuming full dilution, include the after-tax effects of the merger related and consolidation expenses described above. Excluding the effects of these charges, net earnings and earnings per common share assuming full dilution would have been $807 million and $3.63 per share, respectively.

The effective income tax rate was 39 percent for the quarter and nine months ended September 30, 1996. The effective income tax rate for the quarter ended September 30, 1995 was 38 percent. Excluding the effect of the merger related and consolidation expenses recorded during the first half of 1995, the comparable effective income tax rate for the nine months ended September 30, 1995 was 39 percent. The effective rates for each period were higher than the statutory corporate federal income tax rate principally due to the nondeductibility for tax purposes of certain cost in excess of net assets acquired associated with previous acquisition activities.

The Corporation's backlog of undelivered orders was approximately $49.1 billion, a 19 percent increase from the $41.1 billion reported at December 31, 1995, primarily due to the addition of the backlog related to Tactical Systems.

As previously mentioned, the Corporation announced a new organizational structure that combined the Tactical Systems businesses with those of Lockheed Martin and reassigned certain heritage Lockheed Martin business units. The discussion of business segments that follows reflects the new reporting structure. Prior year amounts for the third quarter and nine-month periods have been reclassified to conform with the 1996 presentation.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The following table displays third quarter and year-to-date net sales for the Corporation's business segments.



                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                   ----------------------  ------------------------
                                      1996        1995        1996          1995
                                   ---------   ----------  ---------     ----------
                                                    (In millions)
Net Sales:
 Space & Strategic Missiles         $1,865       $1,893     $ 5,699        $ 5,825
 Aeronautics                         1,477        1,640       3,977          4,882
 Electronics                         1,212          737       3,344          2,286
 C3I & Systems Integration           1,257          385       2,853          1,119
 Information, Energy and Other       1,217          896       3,340          2,689
                                    ------       ------     -------        -------
                                    $7,028       $5,551     $19,213        $16,801
                                    ======       ======     =======        =======

The following table displays the pretax impact of the merger related and consolidation expenses reflected in operating profit for the nine months ended September 30, 1995 as identified to each segment.



                                              Nine Months Ended
                                             September 30, 1995
                                             -------------------
                                                (In millions)

Merger Related and Consolidation Expenses:
 Space & Strategic Missiles                        $263
 Aeronautics                                        138
 Electronics                                         89
 C3I & Systems Integration                            4
 Information, Energy and Other                      196
                                                   ----
                                                   $690
                                                   ====

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

The following table depicts third quarter and year-to-date operating profit, excluding 1995 merger related and consolidation expenses for the Corporation's business segments. The subsequent discussion of significant operating results of each business segment excludes the effect of these nonrecurring expenses.


                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                           --------------------------    -----------------------
                                               1996           1995          1996          1995
                                           -----------     ----------    ----------    ---------
                                                            (In millions)
Operating Profit, Excluding 1995 Merger
Related and Consolidation Expenses:
 Space & Strategic Missiles                   $ 237         $  189         $  790        $  555
 Aeronautics                                    135            131            365           406
 Electronics                                    126             78            330           227
 C3I & Systems Integration                      103             39            190            84
 Information, Energy and Other                  135             97            257           251
                                              -----         ------         ------        ------
                                              $ 736          $ 534         $1,932        $1,523
                                              =====         ======         ======        ======

Net sales of Space & Strategic Missiles decreased slightly in the third quarter of 1996 from the comparable 1995 period. Reduced production volume on the Trident fleet ballistic missile program was largely offset by increases in commercial satellite sales volume and in classified program activity. Year-to-date 1996 net sales have also decreased slightly compared with the comparable prior year amounts, primarily because of the timing of Atlas launches (five launches in the 1996 period compared to eight launches in the 1995 period) and the reduced fleet ballistic missile production volume discussed above. Third quarter and year-to-date 1996 operating profit increased by 25 percent and 42 percent, respectively, compared to the corresponding 1995 periods, principally as a result of timing of the recognition of award fees on certain space programs and from increased volume and improved margins on several programs.

Third quarter 1996 Aeronautics net sales decreased ten percent from the comparable 1995 amount. This decrease resulted from fewer deliveries of C-130 airlift aircraft as well as the completion during 1995 of P-3 maritime patrol aircraft deliveries to the Republic of Korea. However, these decreases were somewhat offset by increased F-16 fighter aircraft deliveries. Year-to-date 1996 net sales decreased 19 percent from the comparable 1995 period due to fewer C-130, P-3 and F-16 aircraft deliveries. Operating profit for the third quarter of 1996 was slightly better than the comparable 1995 period; however, year-to-date 1996 operating profit decreased by ten percent from the comparable 1995 amount as a result of the volume decreases noted above. Operating margins in both 1996 periods improved over the corresponding 1995 periods.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Third quarter and year-to-date 1996 net sales and operating profit of Electronics increased significantly from the comparable 1995 amounts due to the inclusion of the operations of certain Tactical Systems companies since April 1, 1996. Third quarter and year-to-date 1996 net sales excluding the operations of the Tactical Systems companies were four percent and seven percent higher, respectively, than the comparable 1995 amounts. These increases were due primarily to increases in volume in several programs and the transition of certain programs from development to production status. Excluding the operations of Tactical Systems companies, operating profit for the third quarter and year-to-date 1996 periods were 36 percent and 17 percent higher, respectively, than the corresponding 1995 periods, reflecting improved margins on various electronics and missiles programs.

Third quarter and year-to-date 1996 net sales and operating profit of C3I & Systems Integration also increased significantly from the comparable 1995 amounts due to the inclusion of the operations of certain Tactical Systems companies since April 1, 1996. Excluding the operations of the Tactical Systems companies, third quarter and year-to-date 1996 net sales were comparable to the corresponding 1995 amounts. Operating profit excluding the Tactical Systems companies for the 1996 third quarter and year-to-date was significantly lower than the comparable 1995 periods primarily due to production and performance declines in various simulation and training programs and from timing of award fee recognition.

Net sales of the Information, Energy and Other segment for the third quarter and year-to-date 1996 also reflect the inclusion of the operations of certain Tactical Systems companies since April 1, 1996. Excluding the Tactical Systems companies, net sales for the third quarter and year-to-date 1996 periods increased by 11 percent and eight percent, respectively, over the comparable 1995 amounts. These increases were principally the result of increased sales volume for commercial products and services activities. Third quarter and year-to-date 1996 operating profits increased by 39 percent and two percent, respectively, from the corresponding 1995 periods. Excluding the operations of the Tactical Systems companies, operating profits for the third quarter and year-to-date 1996 were 14 percent higher and 22 percent lower, respectively, than the corresponding 1995 amounts. The increase in the third quarter of 1996 reflects gains from the sale of a portion of the Corporation's investment portfolio. The decrease in year-to-date operating profit principally represents lower margins on commercial products. The Corporation has a $180 million fixed-price contract with the Department of Energy (DOE) to clean up contaminated waste found in Pit 9, located on the Idaho National Engineering Laboratory reservation. The program continues to experience schedule delays and technical and cost issues that are related to, among other things, the design and construction/acquisition of processing facilities and equipment. Discussions with the DOE regarding these contract issues are ongoing.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, approximately $1.3 billion of cash was provided by operating activities, compared with $619 million during the same period in 1995. Increases in cash generated from operations in the first nine months of 1996 more than offset increased interest and income tax payments made during that period. The increase in cash used for investing activities during the first nine months of 1996 was primarily due to the payment of approximately $7.3 billion in connection with the Loral Transaction. Net cash provided by financing activities was $6.2 billion in the first nine months of 1996, principally reflecting the issuance of debt to finance the Loral Transaction, versus $531 million used for financing activities for the same period of 1995.

Total debt, including short-term borrowings, amounted to approximately 63 percent of total capitalization at September 30, 1996, an increase from the 37 percent reported at December 31, 1995, but a decline from the 65 percent reported at June 30, 1996. As previously discussed, in connection with the consummation of the Loral Transaction, approximately $7 billion of debt was incurred through the issuance of commercial paper by the Corporation and through borrowings under the 5-Year Facility. During the second quarter of 1996, the Corporation issued $5 billion of long-term debt securities, the entire amount registered under the Corporation's shelf registration statement which became effective on May 10, 1996. The net proceeds from the sale of the debt securities were used to repay the $1 billion borrowed under the 5-Year Facility and to reduce the amount of commercial paper outstanding. These Notes and Debentures, which are guaranteed by Tactical Systems, range in maturity from two years to 40 years, with interest rates ranging from 6.55% to 7.75%. At the effective date of the Loral Transaction, the Corporation assumed approximately $1.9 billion of debt obligations of the former Loral Corporation.

Commercial paper borrowings of approximately $2.8 billion were outstanding at September 30, 1996. Approximately $2 billion of these borrowings were classified as long-term debt in the Corporation's consolidated condensed balance sheet, based on management's ability and intention to maintain this debt outstanding for at least one year.

In February 1996, the Corporation entered into interest rate hedging agreements to offset a portion of its exposure to rising interest rates related to the anticipated long-term financings. These agreements were closed in the second quarter of 1996 in connection with the Corporation's issuance of its long-term debt securities. The Corporation realized a gain of approximately $150 million on the closing of these agreements, which has been deferred and is being amortized and recognized as an adjustment to interest expense over the terms of the related debt obligations. In August 1996, the Corporation entered into interest rate swap agreements to fix the interest rates on a portion of its commercial paper borrowings. These agreements will mature during 1997. The effects of these interest rate swap agreements are recorded periodically as an adjustment to interest expense related to commercial paper borrowings.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


In connection with the Loral Transaction, the Corporation assumed the obligations of Loral as guarantor under the Revolving Credit Agreement of Globalstar, L.P. (the Globalstar Revolving Credit Agreement), an affiliate of Loral SpaceCom, and the parties to the Globalstar Revolving Credit Agreement released Loral from its prior guarantee. The maximum principal amount of loans to Globalstar, L.P. that are guaranteed by the Corporation is $250 million, subject to the assumption by certain of the Globalstar partners of a portion of the Corporation's obligations as guarantor.

The Corporation held cash and cash equivalent balances of $323 million and $653 million at September 30, 1996 and December 31, 1995, respectively.
Stockholders' equity at September 30, 1996 was approximately $7.2 billion, a $756 million increase from the balance at the end of 1995. The increase was principally due to year-to-date 1996 earnings net of dividends paid and the issuance of new shares upon exercise of employee stock options. Cash dividends per common share were increased in the first quarter of 1996 from $.35 to $.40 in accordance with the settlement of certain class action lawsuits filed on behalf of the former shareholders of Lockheed Corporation and Martin Marietta Corporation. In accordance with the provisions of the settlement, this higher quarterly dividend rate was paid for the second and third quarters of 1996. In October 1996, the Board of Directors of the Corporation maintained this increased rate by declaring a cash dividend of $.40 per share to be paid for the fourth quarter of 1996.

During the third quarter of 1996, the Corporation announced its intention to distribute its 81 percent interest in Martin Marietta Materials, Inc. (Materials) to its stockholders (the Exchange Offer). Under the terms of the Exchange Offer, the Corporation's stockholders were given the opportunity to exchange each Lockhead Martin common share held for 4.72 common shares of Materials on a tax-free basis. The Exchange Offer expired by its terms on October 18, 1996 and was oversubscribed. On October 23, 1996, approximately 7.9 million shares of the Corporation's common stock were exchanged for the 37.35 million shares of Materials common stock held by the Corporation. As a result of this transaction, the Corporation has no remaining ownership interest in Materials and has reduced its common shares outstanding by approximately 4 percent. Based on preliminary calculations, management anticipates that the Corporation will recognize a gain of approximately $350 million during the fourth quarter of 1996.

On November 7, 1996, the Corporation announced that it had entered into a definitive agreement to sell its Armament Systems and Defense Systems business units to General Dynamics Corporation for $450 million (subject to adjustment under the terms of the contract). The transaction is expected to close by the end of 1996. Based on preliminary calculations, management anticipates that the transaction will have an immaterial effect on net earnings.

Consistent with the Corporation's plan to generate cash to reduce debt, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation will divest other non-core businesses and will consider making a public offering of shares of Lockheed Martin stock to further reduce outstanding debt.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The Corporation expects to complete and announce its plans for integration and any consolidation activities related to the Loral Transaction during the fourth quarter of 1996.

Cash on hand and temporarily invested, internally generated funds, and available financing resources are expected to be sufficient to meet anticipated operating and debt service requirements and discretionary investment needs.

OTHER MATTERS

During the second quarter of 1996, the Corporation's Board of Directors terminated the systematic common stock repurchase plan that had been established to counter the future dilutive effect of common stock issued by the Corporation under its 1995 Omnibus Performance Award Plan. A separate program authorized in 1995 for the repurchase of up to nine million common shares to counter the dilutive effect of common stock issued under the Corporation's other benefit and compensation programs and for other purposes related to such plans remains in effect. Through September 30, 1996, no common shares have been repurchased by the Corporation.

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of this standard did not have a material effect on the Corporation's consolidated earnings and financial condition.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual results to differ materially from those anticipated in the forward looking statements see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 10 through 12 and pages 13 through 14, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Operations" on pages 44 through 56 of the Annual Report and "Note 1 - Summary of Significant Accounting Policies" and "Note 14 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 62 through 63 and 73 through 74, respectively, of the Audited Consolidated Financial Statements included in the Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 26 of this Form 10-Q and "Note 2 - Business Combination with Loral Corporation," "Note 6 - Contingencies" and "Note 7 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 6 through 9, pages 14 through 15, and pages 15 through 16, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          LOCKHEED MARTIN CORPORATION
                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Corporation is primarily engaged in providing products and services under contracts with the United States Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the United States Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. Such investigations could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future government contracting. The Corporation is also a party to or has its property subject to various other litigation and proceedings, including matters arising under provisions relating to the protection of the environment (collectively, proceedings).

The Corporation's property in Burbank, California (a former aircraft manufacturing facility) is the subject of a 1991 consent decree with the U.S. Environmental Protection Agency which obligates the Corporation to design and construct facilities to monitor, extract and treat groundwater. The same facility is subject to a cleanup and abatement order from the California Regional Water Quality Board which requires site assessment and action to abate groundwater contamination through a combination of groundwater and soil cleanup and treatment. (See Note 6 - Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.) On August 1, 1996, the Corporation consummated a settlement with a group of 1,350 residents living in the vicinity of the facility. The settlement, valued at approximately $67 million, resolved, without litigation, claims of personal injury and property damage asserted by the residents and alleged to be related to environmental contamination stemming from historical operations of the former facility. The Corporation settled the matter for business reasons after a lengthy mediation, without any admission of liability, notwithstanding its continuing position that the facility does not and has not posed a risk to the community. As the result of publicity surrounding the settlement during the third quarter, the Corporation has been named in two purported federal class action suits and a series of state actions on behalf of over 800 individual residents and former residents of Burbank alleging similar claims of personal injury, property damage and fear of future illnesses. These matters have all been removed to federal court in Los Angeles and have been proposed to be coordinated under the caption "In Re Burbank Aircraft Plant Environmental Litigation." The Corporation believes that it has strong defenses to these claims which it is preparing to assert. As with its remediation activities relating to environmental matters, the Corporation has tendered these matters to its insurance carriers, who have contested coverage, and is investigating the potential for asserting indemnity/contribution claims against other responsible parties.

The Corporation is involved in various other legal and environmental proceedings arising in the ordinary course of its business, but in the opinion of management and counsel the probability is remote that the outcome of any such litigation or proceedings, whether specifically described above or referred to generally in this paragraph, will have a material adverse effect on the results of the Corporation's operations or its financial position.

                          LOCKHEED MARTIN CORPORATION
                          PART II - OTHER INFORMATION
                                  (Continued)



ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits

1. Exhibit 11. Lockheed Martin Corporation Computation of Earnings per Common Share for the three months and nine months ended September 30, 1996 and 1995.

2. Exhibit 12. Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1996.

3. Exhibit 27. Financial Data Schedule for the nine months ended September 30, 1996.

(b)  Reports on Form 8-K filed in the third quarter of 1996

       None.

                          LOCKHEED MARTIN CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LOCKHEED MARTIN CORPORATION
                                  ---------------------------
                                          (Registrant)



Date:  November 13, 1996          by:  /s/Robert E. Rulon
       -----------------              ------------------------------
                                      Robert E. Rulon
                                      Vice President and Controller
                                      (Chief Accounting Officer)