Form 10-K
period 1996-12-31
LOCKHEED MARTIN CORP
filed 1997-03-14
CIK 936468

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number 1-11437

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of Each Class                    on which registered
          -------------------                   ---------------------



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

Indicate by check mark if the disclosure of delinquent files pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $17,701,659,740 as of January 31, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 192,888,667 shares outstanding as of January 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation's 1996 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K.

Portions of Lockheed Martin Corporation's 1997 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

================================================================================

PART I

ITEM 1.  BUSINESS


GENERAL

     Lockheed Martin Corporation ("Lockheed Martin" or the "Corporation") was incorporated in Maryland on August 29, 1994 to effect the combination (the "Combination") of the businesses of Martin Marietta Corporation and Lockheed Corporation. The Combination was consummated on March 15, 1995. Lockheed Martin is a highly diversified global enterprise principally engaged in the conception, research, design, development, manufacture and integration of advanced-technology products and services.

LORAL TRANSACTION

     On April 23, 1996, in accordance with the terms of an Agreement and Plan of Merger (the "Loral Merger Agreement") with Loral Corporation ("Loral"), LAC Acquisition Corporation ("LAC"), a wholly-owned subsidiary of Lockheed Martin, purchased approximately 94.5% of the outstanding shares of common stock of Loral for an aggregate consideration of $38 per share. Immediately thereafter in accordance with the terms of the Loral Merger Agreement, LAC merged with and into Loral (the "Loral Merger"). In the Loral Merger, each remaining share of common stock of Loral not owned by LAC was converted into the right to receive $38, each outstanding share of common stock of LAC was converted into shares of common stock of Loral, and Loral changed its name to Lockheed Martin Tactical Systems, Inc. ("Tactical Systems"). As a result of these transactions, Tactical Systems became a wholly-owned subsidiary of the Corporation.

     The Loral Merger Agreement contemplated a series of transactions that resulted in (i) the distribution, to stockholders of Loral immediately prior to the consummation of the Tender Offer, of shares of capital stock in Loral Space & Communications, Ltd. ("Loral SpaceCom"), a newly-formed Bermuda company, which now owns and manages substantially all of Loral's former space and satellite telecommunications interests, including Loral's direct and indirect interests in Globalstar, L.P. and Space Systems/Loral, Inc., and certain other assets of Loral, and (ii) the acquisition by the Corporation of Loral's defense electronics and systems integration businesses.

     In connection with the transactions contemplated by the Loral Merger Agreement and the related agreements between the Corporation and Loral, the Corporation acquired shares of preferred stock of Loral SpaceCom that were convertible into approximately 20% of Loral SpaceCom's common stock on a fully diluted basis at the time acquired. The Corporation's ownership of the preferred stock of Loral SpaceCom is subject to certain limitations and restrictions set forth in the terms and conditions of the preferred stock and in agreements between the Corporation and Loral SpaceCom.

BUSINESSES

     On January 25, 1996, Lockheed Martin entered into an Agreement and Plans of Merger and Complete Liquidation with certain of its direct and indirect wholly-owned subsidiaries. As a result, on

January 28, 1996, each of Lockheed Corporation, Lockheed Missiles and Space Company, Inc., Lockheed Sanders, Inc., Martin Marietta Corporation and Martin Marietta Technologies, Inc. were merged with and into Lockheed Martin. In addition, following the Loral Merger, the Corporation consummated an internal reorganization of certain of its operating sectors to integrate the Tactical Systems' businesses acquired from Loral with the pre-existing businesses of the Corporation.

     On January 31, 1997, the Corporation entered into a memorandum of understanding (the "Memorandum of Understanding") with Lehman Brothers Holdings, Inc. and a management team led by Frank C. Lanza, Executive Vice President of Lockheed Martin, and Robert V. LaPenta, Corporate Vice President of Lockheed Martin, pursuant to which Lockheed Martin agreed to establish Newco Corporation ("Newco") consisting of certain component- and product-oriented businesses of Lockheed Martin. Under the terms of the Memorandum of Understanding, Lehman Brothers Capital Partners III, L.P. would own 50.1%, the management team would own 15% and the Corporation would retain 34.9% of Newco. The closing of the transaction is subject to a number of conditions, including the execution of a definitive agreement on terms acceptable to the parties. In conjunction with the establishment of Newco, the Corporation again reorganized certain of its operating sectors and now conducts its principal business through five major operating sectors: Space & Strategic Missiles; Electronics; Information & Services (which includes the Corporation's interest in Newco); Aeronautics; and

Energy & Environment. See "Business - Additional Activities and Business Segment Reporting" on page 10 through page 11.

Space & Strategic Missiles Sector
---------------------------------

     The Space & Strategic Missiles Sector's activities include the design, development, engineering and production of civil, commercial and military space systems, including: spacecraft, space launch vehicles, manned space systems and their supporting ground systems and services; telecommunications systems and services; strategic fleet ballistic missiles; and defensive missiles.

     Major programs of the Space & Strategic Missiles Sector include the Titan family of launch vehicles including the Titan IV expendable launch vehicle, the Trident II submarine launched fleet ballistic missile, the MILSTAR communications satellite, the Atlas expendable launch vehicle, the production of various government and commercial communications and environmental monitoring satellites, and the THAAD ground-based theater air defense system. During 1996, the Space & Strategic Missiles Sector assumed responsibility for the Corporation's manned space systems unit which manufactures the Space Shuttle external tank. The Space & Strategic Missiles Sector is also engaged in a substantial amount of classified activities.

     In 1996, the U.S. Air Force awarded the Corporation a contract to develop the next generation missile warning and tracking system called the Space-Based Infrared System (SBIRS). The purpose of the SBIRS program is to provide early detection of a ballistic missile attack world-wide. On December 20, 1996, Lockheed Martin was picked by the U.S. Air Force as one of two contractors that will proceed with producing designs for the Evolved Expendable Launch Vehicle (EELV). The Air Force envisions that the EELV will replace existing Delta, Atlas and Titan space launch vehicles for use in launching government and commercial payloads.

     Net sales by the Sector represented approximately 29.4% of the Corporation's consolidated net sales in 1996. Net sales to the United States Government, excluding Foreign Military Sales, represented approximately 81% of the Sector's net sales in 1996.

Electronics Sector
------------------

     The Electronics Sector's activities primarily relate to the design, development, engineering and production of high performance electronic systems for undersea, shipboard, land-based, airborne-and space-based applications. Major business elements include: Naval Systems; Missiles and Air Defense; Aerospace Systems & Electronics; and Commercial, Civil and Adjacent. The Naval Systems element serves the global market with major lines of business in surface ship and submarine combat systems, missile launching, anti-submarine warfare, and navigation systems. The Missiles and Air Defense element produces anti-armor missiles; indirect fire support weapons systems; smart munitions; and air defense systems. The Aerospace Systems and Electronics element includes system integration capabilities for both fixed wing and rotary wing aircraft; and major lines of electronics subsystems such as: aircraft controls systems; electronic warfare; electro-optic and night vision; radar; display; and computers for the military and commercial aerospace market. The Commercial, Civil, and Adjacent element lines of business include positions in growing niche markets such as telecommunications; commercial satellite electronics; mail handling automation systems; transportation; and electronics fabrication.

     The Corporation is the prime contractor for the U.S. Navy's AEGIS fleet air defense system, including the Vertical Launch System, and the U.S. Air Force's and Navy's LANTIRN targeting and navigation system, and for the development and production of EH-101 Merlin helicopters for the United Kingdom's Ministry of Defence. In addition, the Sector manufacturers and installs bar code readers and sorters for the U.S. Postal Service, produces the Target Acquisition Designation Sight/Pilot Night Vision Sensor (TADS/PNVS) and test hardware for the U.S. Army's PATRIOT Advanced Capability (PAC-3) missile. In 1997, the Sector anticipates that an increased percentage of its revenues will be derived from sales of the Multiple Launch Rocket System, the U.S. Army's general support fire power system.

     In 1996, the Corporation was chosen as one of two competitors for the first phase of the military's Joint Air-to-Surface Standoff Missile (JASSM) development program. JASSM is a conventional standoff weapon that the U.S. Air Force and U.S. Navy envision replacing the Tri Service Standoff Attack Missile. In addition, the Electronics Sector was recently awarded contracts for the development of the combat system for the U.S. Navy's new attack submarine; the production of the SQQ-89 surface ship Antisubmarine Warfare Combat System;

and the production of Tray Management Systems for the U.S. Postal Service. Effective January 1, 1997, the Corporation completed the divestiture of the assets of its Armament Systems and Defense Systems businesses to General Dynamics Corporation.

     Net sales by the Electronics Sector, including sales by Armament Systems and Defense Systems, represented approximately 24.9% of the Corporation's consolidated net sales in 1996. Net sales to the United States Government, excluding Foreign Military Sales, represented approximately 66.7% of the Sector's net sales in 1996.

Information & Services Sector
-----------------------------

     The Information & Services Sector is involved in the development, integration and operation of large, complex information systems; engineering, technical and management services for federal customers; transaction processing systems and services for state and local government agencies; commercial information technology outsourcing; manufacture and distribution of computer peripherals, graphics engines and intranet software; and the provision of internal information technology support to the Corporation.

     In 1996, NASA awarded the Space Flight Operations Contract to United Space Alliance (USA), a limited liability company owned by Lockheed Martin and The Boeing Company, making USA the single prime contractor for Space Shuttle operations. Through USA, the Sector performs processing services for NASA's space shuttle program. Through its Services Group, the Information & Services Sector provides a wide array of science and engineering, information management, operation and maintenance, logistics, assembly and test and installation services to governmental agencies and prime contractors. The Sector produces the Consolidated Automated Support System (CASS), including the U.S. Navy's AN/USM-636 CASS, a comprehensive test platform that provides general purpose analog and digital test capabilities. The Corporation's Access Graphics and certain other businesses, together with CalComp Technology, Inc. (NASDAQ:
CLCP), a majority-owned affiliate of Lockheed Martin, are involved in commercial markets for computer graphics, hardware distribution and data storage devices. The Sector is upgrading the U.S. National Air Traffic Control System through replacement of display systems at 20 FAA Control Centers and development of an advanced tower management system. Similar work is under way in the United Kingdom. In addition, the Sector performs a substantial amount of classified work.

     In 1996, Lockheed Martin and Intel signed an agreement to jointly develop a new chip that will give desktop computer users real-time, three-dimensional color graphics. The chips are based on Lockheed Martin military training and simulation technology.

     Net sales by the Information & Services Sector represented approximately 21.8% of Lockheed Martin's consolidated net sales in 1996. Net sales to the United States Government, excluding Foreign Military Sales, represented approximately 65.8% of the Sector's net sales in 1996.

Aeronautics Sector
------------------

     The Aeronautics Sector is involved in the design, development, engineering and production of fighter, bomber, special mission, airlift, antisubmarine warfare, reconnaissance, surveillance and high performance aircraft; systems for military operations; aircraft controls and subsystems; thrust reversers; and aircraft modification and maintenance and logistics support for military and civilian customers.

     The Corporation is the prime contractor on the F-16 "Fighting Falcon" fighter aircraft, leads the team responsible for the Air Force's F-22 air superiority fighter program and provides the C-130 series airlift aircraft. In the commercial aircraft business the Sector manufactures thrust reversers for commercial jet engines. The Corporation is also involved in upgrading aircraft, including the U-2 and SR-71 reconnaissance aircraft, the F-117 fighter bomber and earlier model C-130s. Through the Skunk Works, the Aeronautics Sector performs a substantial amount of classified work.

     On July 2, 1996, the Corporation entered into a cooperative agreement with NASA to build and demonstrate the prototype X-33 single-stage-to-orbit reusable launch vehicle, the next generation of space shuttle. NASA's funding and the industry team investment provide approximately $1.0 billion for the X-33 project through 1999. On November 16, 1996, the Corporation was selected as one of two defense contractors to proceed to the concept demonstration phase of the government's Joint Strike Fighter (JSF) Program. Contract tasks include the design, development, construction and flight test of this full-scale demonstration aircraft.

     Net sales by the Aeronautics Sector represented approximately 20.8% of the Corporation's consolidated net sales in 1996. Net sales to the United States Government, excluding Foreign Military Sales, represented approximately 68.4% of the Sector's net sales in 1996.

Energy & Environment Sector
---------------------------

     The Energy & Environment Sector is responsible for the Corporation's energy and environmental remediation businesses, including the management of various U.S. Department of Energy (DoE) activities. The Corporation is the largest management and operations contractor within the DoE's system of laboratories and other facilities and manages, among other facilities, the Sandia National Laboratories, the Idaho National Engineering and Environmental Laboratory and the Oak Ridge National Laboratory.

     Net sales by the Sector represented less than 1% of the Corporation's consolidated net sales in 1996. Net sales to the United States Government represented approximately 85.1% of the Sector's net sales in 1996.

Additional Activities and Business Segment Reporting
----------------------------------------------------

     In addition to the above activities, Lockheed Martin has real estate subsidiaries in Florida and Maryland, runs research laboratories and carries on other miscellaneous activities.

     In 1996, the Corporation completed its divestiture of Martin Marietta Materials, Inc. ("Materials") in an exchange offer (the "Exchange Offer") pursuant to which Lockheed Martin exchanged

37,350,000 shares of Materials common stock for 7,913,136 shares of Lockheed Martin common stock.

     For business segment reporting in the Corporation's consolidated financial statements, the Space & Strategic Missiles, Electronics, Information & Services and Aeronautics Sectors each comprise reportable business segments. The Energy & Environment Sector, together with the additional activities described in the preceding paragraphs, are reported as Energy, Materials and Other and represents the balance of the Corporation's revenues.

     The Corporation's principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817. The telephone number of the Corporation is
(301) 897-6000.

COMPETITION AND RISK

     Lockheed Martin's sales to the U.S. Government, excluding Foreign Military Sales, amounted to approximately 69.6% of net sales for the year ended December 31, 1996. Approximately 12.3% of net sales for fiscal year 1996 were sales to foreign governments and approximately 18.0% of net sales were to commercial customers of which 5.4% were international customers.

     Lockheed Martin encounters extensive competition in all of its lines of business with numerous other contractors on the basis of price, technical and managerial capability. The on-going consolidation of the United States defense industry has intensified this competition as competitors are now generally larger and more capable. At the same time, the number of contracts awarded has decreased. In some instances, for example, the ongoing competition for the Joint Strike Fighter and the Evolved Expendable Launch Vehicle, winning the competition may be a significant determinant of whether the competitors are able to remain in that line of business. More generally, the aerospace and defense business involves rapidly advancing technologies and is subject to many uncertainties including, but not limited to, those resulting from changes in federal budget priorities, particularly the size and scope of the defense budget, and dependence on Congressional appropriations. Substantial efforts are undertaken continually on a long-term basis in order to maintain existing levels of business.

     Approximately 70% of the 1996 sales of the Corporation were made to the United States Government, either as a prime contractor or as a subcontractor, for which there is intense competition. Accordingly, a significant portion of the Corporation's sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments and the availability of funds. Other characteristics of the industry are complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and the rapidity with which product lines become obsolete due to technological advances and other factors characteristic of the industry. Due to the intense competition for available government business, the maintenance and/or expansion of government business increasingly requires the Corporation to generate working capital and invest in fixed assets.

     Certain risks inherent in the current defense and aerospace business environment are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 51 through page 63 of the Corporation's 1996 Annual Report to Shareholders (the "1996 Annual Report").

     Earnings may vary materially depending upon the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

     The Corporation's international business involves additional risks, such as exposure to currency fluctuations, offset obligations and changes in foreign economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, customs and mores in foreign countries. The Corporation expects that international sales as a percentage of the overall sales of the Corporation will continue to increase in future years as a result of, among other things, the continuing changes in the United States defense industry.

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

RAW MATERIALS AND SEASONALITY

     The Corporation has not experienced significant difficulties in its ability to obtain raw materials and other supplies needed in its manufacturing processes, nor does the Corporation expect such difficulties to arise in the future. No material portion of the business of the Corporation is considered to be seasonal.

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

     In addition to the right of the United States Government to terminate, government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and additional funds are normally only appropriated to the contract by Congress in future years.

BACKLOG

     Lockheed Martin's total negotiated backlog at December 31, 1996, was approximately $50.4 billion compared with approximately $41.1 billion at the end of 1995. The total negotiated backlog of the Sectors at December 31, 1996 was as follows: Space & Strategic Missiles $19.5 billion, Electronics $10.9 billion, Information &

Services, $6.4 billion and Aeronautics $13.4 billion. Unlike the other Sectors, the Energy & Environment Sector is not a reportable business segment. The reportable business segment of which Energy & Environment is part, Energy, Materials and Other, had total negotiated backlog at December 31, 1996 of approximately $167 million. Of this figure, almost all was attributable to the Energy & Environment Sector. These figures are all approximate and include both unfilled firm orders for the Corporation's products for which funding has been both authorized and appropriated by the customer (Congress, in the case of United States Government agencies) and firm orders for which funding has not been appropriated.

     Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of Lockheed Martin's future sales to the United States Government versus its sales to other customers.

     Of the Corporation's total 1996 year-end backlog, approximately $32 billion, or 63%, is not expected to be filled within one year.

ENVIRONMENTAL REGULATION

     Lockheed Martin's operations are subject to and affected by a variety of federal, state, and local environmental protection laws and regulations. The Corporation is involved in environmental responses at certain of its facilities and at certain waste disposal sites not currently owned by the Corporation (third-party sites) where the Corporation has been designated a "Potentially

Responsible Party" (PRP) by the U.S. Environmental Protection Agency (EPA) or by a state agency. At such third-party sites, the EPA or a state agency has identified the site as requiring removal or remedial action under the federal "Superfund" and other related federal or state laws governing the remediation of hazardous materials. Generally, PRPs that are ultimately determined to be "responsible parties" are strictly liable for site clean-ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Corporation is potentially liable for the full cost of funding such remediation. In the unlikely event that the Corporation were required to fund the entire cost of such remediation, the statutory framework provides that the Corporation may pursue rights of contribution from the other PRPs.

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

     Although the Corporation's involvement and extent of responsibility varies at each site, management, after an assessment of each site and consultation with environmental experts and counsel, has concluded that the probability is remote that the Corporation's actual or potential liability as a PRP in each or all of these sites, in combination with the Corporation's actual or potential liability for environmental responses at its own facilities, will have a material adverse effect on the Corporation's consolidated financial position or results of operations. While the possibility of insurance coverage is considered in the Corporation's efforts to minimize and mitigate its potential liability, this possibility is not taken into account in management's assessment of whether it is likely that its actual or potential liability will have a material adverse effect on the Corporation's consolidated financial position.

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

     Management does not believe that adherence to presently applicable environmental regulations at its own facilities or in its contract management capacity at government-owned facilities will have a material adverse effect on Lockheed Martin's consolidated financial position or results of operations. For additional details, see "Legal Proceedings" on page 25 through page 30. See also "Note 14 -- Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" on page 80 through page 81 and "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters" on page 62 through page 63 of the 1996 Annual Report.

RESEARCH AND DEVELOPMENT

     Lockheed Martin conducts significant research and development activities, both under contract funding and with Independent Research and Development (IR&D) funds. Lockheed Martin expended approximately $1,042 million in 1996, $778 million in 1995 and $813 million in 1994 using IR&D and bid and proposal funds, a substantial portion of which was included in overhead allocable to United States Government contracts.

     During fiscal year 1996, the Corporation did not undertake the development of a new product or line of business requiring the investment of a material amount of the Corporation's total assets.

     See "Research and Development and Similar Costs" in "Note 1--Summary of Significant Accounting Policies" of the "Notes to

Consolidated Financial Statements" on page 71 of the 1996 Annual Report.

EMPLOYEES

     As of December 31, 1996, Lockheed Martin had approximately 190,000 employees, the majority of whom were located in the United States. The Corporation has a continuing need for many skilled and professional personnel in order to meet contract schedules and obtain new and ongoing orders for its products. Approximately 33,300 of Lockheed Martin's employees are covered by 125 separate collective bargaining agreements with various international and local unions. Management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

     This Annual Report on Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings, including but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 11 through 14 and 14 through 15, respectively, of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 51 through 63 of the 1996 Annual Report and "Note 1 - Summary of Significant Accounting Policies", "Note 3 - Repositioning of Non-Core Businesses and New Organizational Structure" and "Note 14 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 70 through 71, pages 72 through 73 and 80 through 81, respectively, of the Audited Consolidated Financial Statements included in the 1996 Annual Report and incorporated by reference into this Annual Report on form 10-K.

ITEM 2.   PROPERTIES

     At December 31, 1996, including properties to be utilized by Newco, the Corporation operated in approximately 460 offices, facilities, manufacturing plants, warehouses, service centers, and laboratories throughout the United States and internationally. Of these, the Corporation owned floor space at approximately 77 locations aggregating approximately 46.8 million square feet. The Corporation leased space at approximately 383 of its locations aggregating approximately 26.9 million square feet. Additionally, the Corporation manages and/or occupies various government-owned facilities at Marshall Space Flight Center in Alabama; Livermore, Palmdale, San Diego, Santa Cruz, Sunnyvale and Vandenberg Air Force Base in California; Cape Canaveral Air Force Station and Kennedy Space Center in Florida; Marietta, Georgia; Kauai, Hawaii; Idaho Falls and Scoville, Idaho; the United States Enrichment facilities at Paducah, Kentucky and Piketon, Ohio; the NASA Michoud Assembly Facility near New Orleans, Louisiana; Stennis Space Center in Mississippi; Las Vegas, Nevada; Sandia National Laboratories in New Mexico; Johnson City and Knolls Atomic Power Laboratory at Niskayuna, New York; the Department of Energy facility at Oak Ridge, Tennessee; Houston and Ft. Worth, Texas, among others. The United States Government also furnishes certain equipment and property used by the Corporation.

     The Corporation owns a corporate office building located in Bethesda, Maryland in fee simple, and leases corporate office facilities at Westlake Village, California, Bethesda, Maryland, and Arlington (Crystal City), Virginia. In addition, the Corporation owns and leases major office and manufacturing facilities for various sectors at the following locations, and with approximately the indicated square footage:

                                                      SQUARE FOOTAGE (M)
                                                      ------------------
SECTOR               LOCATION                          OWNED     LEASED
------               --------                          -----     ------
Space & Strategic    Sunnyvale and Palo
  Missiles             Alto, CA                          6.5         .7
                     Waterton and
                       Littleton, CO                     4.0
                     East Windsor, NJ                     .7
                     King of Prussia, PA                  .9

Electronics          Camden, AK                                     1.5
                     Orlando, FL                         2.2
                     Eagen, MI                            .6
                     Nashua, NH                          2.5
                     Moorestown, NJ                       .9         .2
                     Great Neck, NY                      1.4
                     Syracuse, NY                                   1.5
                     Owego, NY                           1.5
                     Akron, OH                           2.6
                     Grand Prarie, TX                               2.0
                     Manassas, VA                        1.4

Information &        Goodyear, AZ                        1.0
  Services           San Jose, CA                         .5
                     Orlando, FL                         1.0
                     Gaithersburg, MD                     .5
                     Camden, NJ                                      .6
                     King of Prussia, PA                  .5         .6
                     Salt Lake City, UT                              .5
                     Reston, VA                                      .8

Aeronautics          Ontario, CA                                     .9
                     Palmdale, CA                        2.2
                     Marietta, GA                        1.9
                     Middle River, MD                    1.7
                     Greenville, SC                                  .7
                     Ft. Worth, TX                        .2         .2

     The above information excludes facilities associated with the former Defense Systems and Armament Systems business units located in Pittsfield, Massachusetts and Burlington, Vermont which were divested effective as of January 1, 1997.

     Finally, the Corporation owns various large tracts of land which are available for sale or development. The location and approximate size of these large tracts include:

    LOCATION                                            ACREAGE
    --------                                            -------
1.  Potrero Creek, CA                                    9,100
2.  Beaumont Gateway, CA                                 2,800
3.  Meridian Test Range, TX                              2,784
4.  Orlando, FL                                          2,000
5.  Littleton, CO (Deer Creek)                           1,000
6.  Palmdale Trust, CA                                     650
7.  Austin, TX                                             600

     A significant portion of the Corporation's activity is related to engineering and research and development, which is not susceptible to productive capacity analysis. In the area of manufacturing, most of the operations are of a job-order nature, rather than an assembly line process, and productive equipment has multiple uses for multiple products.

     Management believes that all of the Corporation's major physical facilities are in good condition and are adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is primarily engaged in providing products and services under contracts with the United States Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the United States Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. Such investigations could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future government contracting. The Corporation is also a party to or has its property subject to various other litigation and proceedings, including matters arising under provisions relating to the protection of the environment (collectively, "proceedings").

     On June 7, 1990, Boggs, et al. v. Divested Atomic Energy Corporation, et al., was filed against various defendants including Martin Marietta Energy Systems ("MMES"). Plaintiffs' request for class certification was granted and the case is pending in the United States District Court for the Eastern District of Ohio. Plaintiffs seek $600 million based upon allegations that the defendants discharged hazardous substances into the environment. In the event that any damages are awarded in these proceedings, such damages will be allowable costs under contracts between MMES and the Department of Energy.

     The Corporation's property in Burbank, California (a former aircraft manufacturing facility) is the subject of a 1991 consent decree with the U.S. Environmental Protection Agency ("EPA") which obligates the Corporation to design and construct facilities to monitor, extract and treat groundwater. As is common practice, at the time the Consent Decree was lodged, the EPA filed a suit with the United States District Court for the Central District of California in order to provide that Court with jurisdiction over the Consent Decree. The Corporation intends to file an Answer and Counterclaim in March, 1997 in the EPA's suit asserting indemnity/contribution claims against the government based upon the government's ownership and operation of the former aircraft manufacturing facility. The same facility is subject to a cleanup and abatement order from the California Regional Water Quality Board which requires site assessment and action to abate groundwater contamination through a combination of groundwater and soil cleanup and treatment. (See "Note 14 -Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" on page 80 through page 81 of the 1996 Annual Report). On August 1, 1996, the Corporation consummated a settlement with a group of 1,350 residents living in the vicinity of the facility. The settlement, valued at approximately $67 million, resolved, without litigation, claims of personal injury and property damage asserted by the residents and alleged to be related to environmental contamination stemming from historical operations of the former facility. The Corporation settled the matter for business reasons after a lengthy mediation, without any admission of liability, notwithstanding its continuing position that the facility does not and has not posed a risk to the community. As the result of publicity surrounding the settlement, the Corporation has been named in two purported federal class action suits and a series of state actions on behalf of over 800 individual residents and former residents of Burbank alleging similar claims of personal injury, property damage and fear of future illnesses. All of these matters have been removed to federal court in Los Angeles and have been proposed to be coordinated under the caption In re Burbank Environmental Litigation. The Corporation believes that it has strong defenses to these claims which it is preparing to assert. As with its remediation activities relating to environmental matters, the Corporation has tendered these matters to its insurance carriers who have provided a defense but are contesting coverage.

     Following the filing of the lawsuits against the Corporation in connection with its former Burbank facilities (In re Burbank Environmental Litigation), lawyers from Los Angeles have filed a similar action against the Company in connection with the Corporation's former operations in Redlands, California (Carrillo v. LMC). More lawsuits are expected in the Redlands area, but the Corporation believes the allegations of these actions to be without merit.

     As the result of the consummation of the Loral Transaction, subject to certain limited exceptions, the Corporation became responsible for liabilities arising out of legal and environmental proceedings pertaining to the Loral Corporation businesses acquired by the Corporation. On July 7, 1995, Loral Corporation was served with a subpoena issued by the United States District Court for the Eastern District of New York seeking documents relating to a number of programs conducted at Loral Corporation's Defense Systems-East (Great Neck, New York) operations. These operations now form a part of the Corporation's Electronics Sector. The Corporation has been provided minimal information concerning the focus of the investigation, but it appears to arise from anonymous complaints provided to the United States Government by employees about testing and quality control matters. The Corporation is unaware of any such issues and is cooperating in the government's continuing investigation of this matter.

     By letter dated September 21, 1995, the Corporation informed the Department of Defense Inspector General's Office ("DoD IG") that the Corporation had become aware of certain potential accounting issues which the Corporation was investigating with respect to the LANTIRN program. On February 12, 1996, the Corporation was served with a DoD IG subpoena seeking documents related to the price proposal submitted in connection with a LANTIRN program contract awarded in 1994. On July 16, 1996, two qui tam complaints against the Corporation were unsealed in the United States District Court for the Middle District of Florida at Orlando. The complaints allege various cost accounting issues on LANTIRN program contracts and seek damages in the amount of $140 million. The government has not yet made a decision as to whether to intervene in the lawsuit and its investigation is continuing.

     On January 23, 1996, a DoD IG subpoena was served on Lockheed Martin Electronics & Missiles seeking documents relating to the software development portion of the Paperless LANTIRN Automated Depot ("PLAD") contract. It is believed that the government is investigating allegations that the Corporation's proposal for the PLAD contract was defectively priced.

     On January 23, 1996, Lockheed Martin Electronics & Missiles was served with a grand jury subpoena issued by the United States District Court for the Middle District of Florida at Jacksonville seeking documents related to the manufacture and testing of two circuit card assemblies used in the production of the Hellfire I missile for the U.S. Army. On July 24, 1996, a second grand jury subpoena was served on the Corporation related to the same subject matter and the government's investigation of this matter is continuing.

     On June 25, 1996, Lockheed Martin Engineering & Science Services was served with a grand jury subpoena issued by the United States District Court for the Southern District of Texas seeking documents related to two former employees of a predecessor company, Lockheed Engineering & Sciences Company (LESC), and apparently pertaining to an investigation of cost accounting issues in connection with NASA service and support contracts. On August 13, 1996, the Corporation was advised that the government's investigation of this matter is expected to continue.

     On November 27, 1996, Lockheed Martin Tactical Defense Systems - Great Neck was served with a grand jury subpoena issued by the United States District Court for the Eastern District of New York seeking documents related to tax and financial reporting issues and the outsourcing of quality tasks contained in various contract proposals. The Corporation expects this investigation to continue.

     On January 23, 1997, Lockheed Martin Electro-Optical Systems was served with a grand jury subpoena issued by the United States District Court for the Central District of Los Angeles seeking documents relating to the accounting treatment of contract payments received from the government. The Corporation expects this investigation to continue.

     On February 6, 1997, three former employees of the Corporation were served with subpoenas ad testificandum issued by a federal grand jury in Jackson, Tennessee. The individuals were employees of the Corporation's Armament Systems business which was sold to General Dynamics Corporation effective January 1, 1997. Under the terms of the agreement with General Dynamics, the Corporation retained responsibility for investigations of this type. The Corporation expects this investigation to continue.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4(A).   EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Lockheed Martin Corporation are listed below. There were no family relationships among any of the executive officers and directors of the Corporation. All officers serve at the pleasure of the Board of Directors.

                          POSITIONS AND
                        OFFICES HELD WITH           PRINCIPAL OCCUPATION AND
        NAME               CORPORATION                 BUSINESS EXPERIENCE
  (AGE AT 12/31/96)      (YEAR ELECTED)                 (PAST FIVE YEARS)
---------------------  -------------------  -----------------------------------------
Norman R. Augustine    Chairman of the      Chairman of the Board of Lockheed Martin
(61)                   Board and Chief      Corporation since January 1997 and Chief
                       Executive            Executive Officer of Lockheed Martin
                       Officer; Director    Corporation since January 1, 1996.
                       (1995)               President of Lockheed Martin from March
                                            1995 to December 1995.  Chairman of the
                                            Board of Martin Marietta from 1988 to
                                            1995 and Chief Executive Officer from
                                            1987 to 1995.

Marcus C. Bennett      Executive Vice       Executive Vice President of Lockheed
(60)                   President and        Martin since July 1996; Senior Vice
                       Chief Financial      President and Chief Financial Officer of
                       Officer; Director    Lockheed Martin Corporation from March
                       (1995)               1995 to July 1996.  Vice President and
                                            Chief Financial Officer of Martin
                                            Marietta from 1988 to 1995.

Vance D. Coffman       President and        Director since January 1996; President
(52)                   Chief Operating      since June 1996; Chief Operating Officer
                       Officer; Director    since January 1996; Executive Vice
                       (1996)               President from January to June 1996;
                                            President and Chief Operating Officer,
                                            Space & Strategic Missiles Sector from
                                            March 1995 to December 1995; previously
                                            served in Lockheed Corporation as
                                            Executive Vice President, from 1992 to
                                            1995; and President of Lockheed Space
                                            Systems Division from 1988 to 1992.

James A. Blackwell,    Sector President     President and Chief Operating Officer,
Jr. (56)               and Chief            Aeronautics Sector since March 1995;
                       Operating Officer    previously served in Lockheed
                       - Aeronautics        Corporation as Vice President and
                                            President from April 1993 to March 1995,
                                            Lockheed Aeronautical Systems Company;
                                            served as an executive employee of
                                            Lockheed Aeronautical Systems Company
                                            from 1986 until March 1995.

Melvin R. Brashears    Sector President     President and Chief Operating Officer
(51)                   and Chief            Space & Strategic Missiles Sector, since
                       Operating Officer    January 1996; Deputy, Space & Strategic
                       - Space &            Missiles Sector from November 1995 to
                       Strategic            December 1995; Executive Vice President
                       Missiles             of Lockheed Missiles & Space Company,
                                            Inc. from March 1995 - November 1995 and
                                            President of Lockheed Commercial Space
                                            Company; previously served in Lockheed
                                            Corporation as Vice President and
                                            Assistant General Manager, Space Systems
                                            Division, Lockheed Missiles & Space
                                            Company, Inc., from 1992 to 1995;
                                            Director of Advanced Space Programs,
                                            from 1991 to 1992.

Raymond S. Colladay    President,           President, Astronautics since February
(53)                   Astronautics         1997; previously Vice President Business
                                            Development & Advanced Programs of
                                            Martin Marietta and the
                                            Corporation, respectively, from May
                                            1993 to February 1997; Vice
                                            President Strategic Defense Systems
                                            of Martin Marietta from December 1990 to May 1993 .


Thomas A. Corcoran     Sector President     President and Chief Operating Officer,
(52)                   and Chief            Electronics Sector since March 1995;
                       Operating Officer    previously served in Martin Marietta
                       - Electronics        Corporation as President, Electronics
                                            Group, from April 1993 to March
                                            1995; previously served at General
                                            Electric Corporation as Vice
                                            President and General Manager, from
                                            1990 to 1993.

Dain M. Hancock        President,           President, Tactical Aircraft Systems
(55)                   Tactical Aircraft    since March 1995; previously served in
                       Systems              Lockheed Corporation as Vice President
                                            from 1993 to March 1995; and Vice
                                            President and F-16 Program Director,
                                            Lockheed Fort Worth Company, from 1993
                                            to March 1995. From 1966 until 1993 he
                                            was an employee of General Dynamics
                                            Corporation.

K. Michael Henshaw     President,           President, Lockheed Martin Missiles &
(50)                   Missiles & Space     Space since October 1996; Executive Vice
                                            President, Lockheed Martin Missiles &
                                            Space from July to October, 1996; Vice
                                            President, Civil Space and Vice
                                            President Business Development, Advanced
                                            Programs & Technology of Lockheed Martin
                                            Missiles & Space from January to July,
                                            1996; Vice President, Lockheed Martin
                                            Earth Observation & Space Science
                                            Systems from August 1995 to January
                                            1996; Vice President, Lockheed Martin
                                            Earth Remote Sensing Programs from July
                                            1994 to August 1995; Group Vice
                                            President of Martin Marietta Corporation
                                            from May 1993 to July 1994; Group Vice
                                            President of Martin Marietta Advanced
                                            Programs & Business Development from
                                            April 1991 to May 1993.

John R. Kreik (52)     President,           President, Sanders; previously served in
                       Sanders              Lockheed Corporation as President,
                                            Lockheed Sanders, Inc. from 1990 to 1995.

Frank C. Lanza (65)    Executive Vice       Executive Vice President of Lockheed
                       President;           Martin Corporation since April 1996 and
                       Director             President and Chief Operating Officer of
                                            the Corporation's C/3/I and Systems
                                            Integration Sector from April 1996 to
                                            February 1997; President and Chief
                                            Operating Officer of Loral Corporation
                                            from 1981 until its combination with
                                            Lockheed Martin in April 1996; member
                                            of the Board of the American Defense
                                            Preparedness Association and Vice
                                            Chairman of the General Partners
                                            Committee of Globalstar Limited
                                            Partnership.

John S. McLellan       President,           President, Aeronautical Systems since
(55)                   Aeronautical         March 1995; previously served in
                       Systems              Lockheed Corporation as Vice President
                                            and Executive Vice President, Lockheed
                                            Aeronautical Systems Company from March
                                            1994 to March 1995; served as President,
                                            Lockheed Aircraft Service Company-
                                            Ontario from February 1992 to March
                                            1994 and served as its Executive Vice
                                            President from April 1989 to February 1992.

Frank H. Menaker,      Senior Vice          Senior Vice President since July 1996;
Jr. (56)               President and        Vice President and General Counsel for
                       General Counsel      Lockheed Martin Corporation March 1995
                                            to July 1996, after having served in the
                                            same capacity for Martin Marietta
                                            Corporation since 1981.

Albert Narath (63)     Sector President     President and Chief Operating Officer,
                       and Chief            Energy & Environment Sector, Lockheed
                       Operating Officer    Martin Corporation from August 15, 1995
                       - Energy &           to present; President, Sandia
                       Environment          Corporation from April 1989 to August
                                            14, 1995.

Robert E. Rulon        Vice President       Vice President and Controller since
(53)                   and Controller       March 1995; previously served in
                                            Lockheed Corporation as Vice President
                                            and Controller from 1992 to 1995;
                                            served as Vice President, Internal
                                            Audit from 1990 to 1992.

Walter E.              Vice President       Vice President and Treasurer since March
Skowronski (48)        and Treasurer        1995; previously served in Lockheed
                                            Corporation as Vice President and
                                            Treasurer from 1992 to 1995; served as
                                            staff Vice President, Investor Relations
                                            from 1990 to 1992.

Peter B. Teets (54)    Sector President     President and Chief Operating Officer,
                       and Chief            Information & Services Sector since
                       Operating Officer    March 1995; previously served in Martin
                       - Information &      Marietta Corporation as Corporate Vice
                       Services             President (since 1985) and President,
                                            Space Group, from 1993 to 1995; served as
                                            President, Astronautics Group from 1987
                                            to 1993.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There were approximately 42,609 holders of record of Lockheed Martin Corporation Common Stock, $1 par value, as of December 31, 1996. The Corporation's Common Stock is traded on the New York Stock Exchange, Inc. Information concerning stock prices and dividends paid during the past two years is as follows:

                                              Common Dividends Paid and Market Prices/*/
                                              ------------------------------------------

                                                                          Market Price

                Quarter                 Dividends Paid              High/Low         High/Low
                -------                 --------------              --------         --------

                                       1996        1995               1996             1995
                                       ----        ----               ----             ----
                 First                  .40         N/A           80.875/73.125    54.375/50.25
                Second                  .40         .35            86.75/73.00     64.875/50.00
                 Third                  .40         .35            91.75/76.25    68.125/59.375
                Fourth                  .40         .35           96.625/85.25     79.50/63.00
                                       ----        ----
                 Year                  1.60        1.05           96.625/73.00     79.50/50.00

/*/ The first day that the Corporation's Common Stock was publicly traded was March 16, 1995

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item 6 is included under the caption "Seven Year Summary" on page 85 of the 1996 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 51 through page 63 of the 1996 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is included under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Statement of Earnings," "Consolidated Statement of Cash Flows," "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity," and "Notes to Consolidated Financial Statements" on page 65 through page 84 of the Audited Consolidated Financial Statements included in the 1996 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 51 through page 63 of the 1996 Annual Report. This information is hereby incorporated by reference in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required by this Item 10 is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 25, 1997 (the "1997 Proxy Statement"), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers required by this Item 10 is located under Part I, Item 4(a) on page 31 through page 34 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is included in the text and tables under the caption "Compensation of Executive Officers" in the 1997 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is included under the heading "Securities Owned by Management" and "Voting Securities and Record Date" in the 1997 Proxy Statement and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Corporation is negotiating a Transaction Agreement pursuant to which the Corporation anticipates repositioning certain non-core business units as a new independent company. The transaction contemplates the creation of a new company ("Newco") which will be 50.1% owned by Lehman Brothers Capital Partners III, L.P. or its affiliates, 34.9% by the Corporation, and 15% by a management team lead by Frank C. Lanza who, in addition to his services as a director of the Corporation, serves as one of its executive vice presidents. The Transaction Agreement is being negotiated on an arms-length basis. It is contemplated that Newco will pay the Corporation a total purchase price for the businesses (subject to adjustment in certain circumstances as will be provided in the Transaction Agreement) of $525 million, consisting of 6,980,000 shares of Newco Class A Common Stock and $479.835 million in cash. Mr. Lanza will be issued 1,500,000 shares of Class B Common Stock, or 7.5% of the equity securities of Newco, in return for cash consideration of $7.5 million. A second individual constituting a member of the proposed management team will also be issued 1,500,000 shares of Newco Class B Common stock in return for cash consideration of $7.5 million. The proposed transaction is subject to a number of conditions, including execution of a definitive agreement and regulatory approvals.

     The Corporation has entered into an employment agreement with Mr. Lanza. Under the agreement, during the three-year term of employment beginning on May 1, 1996, Mr. Lanza may, for good cause, give notice that he elects to terminate employment under the agreement. Upon receipt of such notice, or upon termination by the Corporation for other than substantial and serious cause, the agreement requires Lockheed Martin to pay Mr. Lanza a lump sum payment equal to the base salary and annual bonus that would have been paid during the remaining portion of the three-year term of the agreement had he continued to be employed through the full term. As of the date of the mailing of this Proxy Statement, the Corporation is negotiating with Mr. Lanza as to the effect of the proposed transaction under Mr. Lanza's employment agreement if that transaction closes.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    List of Financial Statements filed as part of the Form 10-K.

                                                                            Page
                                                                            ----

          The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries, and the related Report of Ernst & Young, Independent Auditors, included in the 1996 Annual Report, are incorporated by reference into Item 8 on page 36 of this Annual Report on Form 10-K. Page numbers refer to the 1996 Annual Report:

          Consolidated Statement of Earnings--
             December 31, 1996, 1995 and 1994............................ 66

          Consolidated Statement of Cash Flows--
             December 31, 1996, 1995 and 1994............................ 67

          Consolidated Balance Sheet--
             December 31, 1996 and 1995.................................. 68

          Consolidated Statement of Stockholders' Equity--
             December 31, 1996, 1995 and 1994............................ 69

          Notes to Consolidated Financial Statements--
             December 31, 1996........................................ 70-84

          Report of Ernst & Young LLP, Independent Auditors............... 65

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

     (b) The following report on Form 8-K was filed during the last quarter of the period covered by this report:

          (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 1996.

          During the first quarter of 1997, Lockheed Martin Corporation made the following filing on Form 8-K:


          (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 1997.

     (c)  Exhibits

          (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

                    (a) Agreement and Plan of Merger, dated as of January 7, 1996, among the Corporation, LMC Acquisition Corporation and Loral Corporation (incorporated by reference to the Schedule 14D-1 in respect of Loral Corporation filed by the Corporation on January 12, 1996.

                    (b) Letter Amendment dated as of April 15, 1996, to the Agreement and Plan of Merger dated as of January 7, 1996, by and among the Corporation, LAC Acquisition Corporation and Loral Corporation (incorporated by reference to Amendment No. 10 to Schedule 14D-1 in respect of Loral Corporation filed by the Corporation with the Commission on April 19, 1996).

                    (c) Restructuring, Financing and Distribution Agreement dated as of January 7, 1996, by and among Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General Partner Inc., Loral GlobalStar, L.P., Loral GlobalStar Limited, Loral Space & Communications Ltd. and the Corporation (incorporated by reference to the Schedule 14D-1 in respect of Loral Corporation filed by the Corporation with the Commission on January 12, 1996).

                    (d) Letter Amendment dated as of April 15, 1996, to the Restructuring, Financing and Distribution Agreement dated as of January 7, 1996, by and among the Corporation, Loral Corporation, Loral Space & Communications Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General Partner Inc., Loral GlobalStar, L.P., Loral GlobalStar Limited and Loral Space & Communications Ltd. (incorporated by reference to Amendment No. 11 to the Schedule 14D-1 in respect of Loral Corporation filed by the Corporation with the Commission on April 22, 1996).

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

                    (a) Copy of the Bylaws of Lockheed Martin Corporation as amended on January 23, 1997.

          (4)       (a)  Indenture dated May 16, 1996, between the Corporation,
                         Lockheed Martin Tactical Systems, Inc., and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4 of the Corporation's filing on Form 8-K on May 16, 1996).

                         No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

                    (b)  See Exhibits 3.1 and 3.2.

          (10)*     (a)  Format of the agreements between the Corporation and
                         certain officers to provide for continuity of management in the event of a change in control of the Corporation (incorporated by reference to Exhibit 10.14 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (b) Lockheed Martin Corporation 1995 Omnibus Performance Award Plan (incorporated by reference to Exhibit 10.36 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (c) Lockheed Martin Corporation Directors Deferred Stock Plan, as amended and restated February 27, 1997.

                    (d) Agreement Containing Consent Order, dated December 22, 1994, among the Corporation, Lockheed Corporation, Martin Marietta Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (e) Reconfiguration Agreement, dated August 29, 1994, among Martin Marietta Corporation, the Corporation and General Electric Company (incorporated by reference to
                         Exhibit 10.2 to Lockheed Martin Corporation's Registration

                         Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (f) Amendment to the Reconfiguration Agreement, dated November 30, 1994, among Martin Marietta Corporation, the Corporation and General Electric Company (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (g) Standstill Agreement, dated April 2, 1993, between Martin Marietta Corporation and General Electric Company (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (h) Lockhead Martin Corporation Directors Deferred Compensation Plan, as amended and restated February 27, 1997.

                    (i) Martin Marietta Corporation Post-Retirement Income Maintenance Plan for Directors, as amended (incorporated by reference to Exhibit 10(iii)(b) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                    (j) Martin Marietta Corporation Financial Counseling Program for directors, officers, company presidents, and other key employees, as amended (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (k) Martin Marietta Corporation Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645)
                         filed with Commission on February 9, 1995).

                    (l) Deferred Compensation and Estate Supplement Plan, as amended (incorporated by reference to Exhibit 10(iii)(e) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                    (m) Martin Marietta Corporation Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9,
                         1995).

                    (n) Martin Marietta Corporation 1979 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.11 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (o) Martin Marietta Corporation 1984 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (p) Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (q) Martin Marietta Corporation Supplemental Excess Retirement Plan, as amended (incorporated by reference to Exhibit 10.15 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (r) Martin Marietta Corporation Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit
                         10.16 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (s) Martin Marietta Corporation Long Term Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii)(m) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                    (t) Amended and Restated Martin Marietta Corporation Long-Term Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii)(n) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                    (u) Martin Marietta Corporation Directors' Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (v) Martin Marietta Corporation Executive Special Early Retirement Option and Plant Closing Retirement Option Plan (incorporated by reference to Exhibit 10.18 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (w) Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (x) Form of Employment Agreement between Martin Marietta Corporation and certain officers (incorporated by reference to Exhibit 10.20 to Lockheed Martin

                         Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (y) Martin Marietta Corporation Deferred Compensation Plan for Selected Officers (incorporated by reference to Exhibit 10.10 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (z) Lockheed Corporation 1992 Employee Stock Option Program (incorporated by reference to the Registration Statement on Form S-8 (No. 33-49003) of Lockheed Corporation filed with the Commission on September 11,
                         1992).

                    (aa) Amendment to Lockheed Corporation 1992 Employee Stock
                         Option Plan (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (bb) Lockheed Corporation 1986 Employee Stock Purchase
                         Program, as amended (incorporated by reference to Exhibit 10.23 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (cc) Lockheed Corporation 1982 Employee Stock Purchase
                         Program, as amended (incorporated by reference to Exhibit 10.24 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (dd) Incentive Retirement Benefit Plan for Certain
                         Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (ee) Supplemental Retirement Benefit Plan for Certain
                         Transferred Employees of

                         Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (ff) Supplemental Benefit Plan of Lockheed Corporation, as
                         amended (incorporated by reference to Exhibit 10.27 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (gg) Long-Term Performance Plan of Lockheed Corporation and
                         its Subsidiaries (incorporated by reference to Exhibit
                         10.28 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (hh) Lockhead Martin Corporation Supplemental Savings Plan,
                         as amended and restated as of January 1, 1997.

                    (ii) Deferred Compensation Plan for Directors of Lockheed
                         Corporation, as amended (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (jj) Lockheed Corporation Retirement Plan for Directors, as
                         amended (incorporated by reference to Exhibit 10.31 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (kk) Form of Lockheed Corporation Termination Benefits
                         Agreement effective January 1, 1991 (included in Form 8, Amendment No. 1 to Exhibit 28 of Form 8-K dated November 5, 1990 of Lockheed Corporation and incorporated herein by reference).

                    (ll) Trust Agreement, as amended February 3, 1995, between
                         Lockheed Corporation and First Interstate Bank of California (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (mm) Lockheed Corporation Directors' Deferred Compensation
                         Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (nn) Trust Agreement, dated December 22, 1994, between
                         Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (oo) Lockheed Martin Corporation Directors Charitable Award
                         Plan, as amended April 25, 1996.

                    (pp) 1983 Stock Option Plan (incorporated by reference from
                         Loral Corporation's 1983 Proxy Statement).

                    (qq) Amendment to the 1983 Stock Option Plan (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1986, Exhibit 10.11).

                    (rr) Amended 1986 Stock Option Plan (incorporated by
                         reference from Loral Corporation's Form 10-Q for the quarter ended June 30, 1988, Exhibit 10.1).

                    (ss) Amendment to the 1983 and 1986 Stock Option Plans
                         (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1990,
                         Exhibit 10.8).

                    (tt) 1991 Amendment to the 1986 Stock Option Plan
                         (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1991,
                         Exhibit 10.9).

                    (uu) Loral Corporation Incentive Compensation Plan for
                         Senior Executives (incorporated by reference from Loral Corporation's 1994 Proxy Statement).

                    (vv) 1994 Stock Option and Incentive Stock Purchase Plan
                         (incorporated by reference from Loral Corporation's 1994 Proxy Statement).

                    (ww) Loral Corporation Restricted Stock Purchase Plan
                         (incorporated by reference from Loral Corporation's Form 8-K dated May 13, 1987, Exhibit 10.28).

                    (xx) Amendment to the Loral Corporation Restricted Stock
                         Purchase Plan (incorporated by reference from Loral Corporation's Form 10-Q for the quarter ended June 30, 1987, Exhibit 10.2).

                    (yy) Restated Employment Agreement between Loral Corporation and Bernard L. Schwartz, dated as of April 1, 1990 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1990,
                         Exhibit 10.11).

                    (zz) Extension and Modification Agreement between Loral
                         Corporation and Bernard L. Schwartz dated as of June 14, 1994 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1995, Exhibit 10.11).

                   (aaa) Split-dollar life insurance agreement with Bernard L.
                         Schwartz, dated as of March 15, 1990 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.13).

                   (bbb) Split-dollar life insurance agreement with Bernard L.
                         Schwartz, dated as of December 10, 1990 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.14).

                   (ccc) Employment Contract between Loral Corporation and Frank
                         C. Lanza, dated as of April 1, 1987 (incorporated by reference from Loral Corporation's Form 10-Q for the quarter ender June 30, 1987, Exhibit 10.1 and Form 10-K for the fiscal year ended March 31, 1982, Exhibit 10.11).

                   (ddd) Amendment to Employment Contract between Loral
                         Corporation and Frank C. Lanza, dated as of March 31, 1988 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1988, Exhibit 10.19).

                   (eee) Amendment to Employment Contract between Loral
                         Corporation and Frank C. Lanza, dated as of March 21, 1990 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1990, Exhibit 10.16).

                   (fff) Amendment to Employment Contract between Loral
                         Corporation and Frank C. Lanza, dated as of April 1, 1992 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1992, Exhibit 10.17).

                   (ggg) Modification Agreement between Loral corporation and
                         Frank C. Lanza dated as of June 14, 1994 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1995, Exhibit 10.18).

                   (hhh) Split-dollar life insurance agreement with Frank C.
                         Lanza, dated as of August 5, 1985 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.18).

                   (iii) Loral Supplemental Executive Retirement Plan
                         (incorporated by reference to Exhibit 99.2 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                   (jjj) Loral Corporation Supplemental Bonus Plan (incorporated by reference to Exhibit 99.3 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                   (kkk) Loral Corporation Supplemental Severance Program
                         (incorporated by reference to Exhibit 99.4 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                   (lll) Form of Employment Protection Agreement between Loral
                         Corporation and Executives of Loral (incorporated by reference to Exhibit 99.5 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16,
                         1996).

                   (mmm) Loral Corporation Employment Protection Plan
                         (incorporated by reference to Exhibit 99.6 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                   (nnn) Amendment to Lockheed Martin Corporation Supplemental
                         Excess Retirement Plan.

                   (ooo) Amendment to Terms of Outstanding Stock Option Relating
                         to Exercise Period for Employees of Divested Business.

                   (ppp) Lockheed Martin Corporation Post-Retirement Death
                         Benefit Plan for Elected Officers, as amended.

                   (qqq) Lockheed Martin Corporation Directors Retirement Plan,
                         as amended.

          * Exhibits (10)(a) through (10)(c) and 10(h) through 10(qqq) constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

        (11) Computation of earnings per common share for the years ended December 31, 1996, 1995 and 1994.

        (12) Computation of ratio of earnings to fixed charges for the year ended December 31, 1996.

        (13) 1996 Annual Report to Security Holders (including an appendix describing graphic and image material). Those portions of the 1996 Annual Report to Security Holders which are not incorporated by references in this Annual Report in Form 10-K shall not be deemed "filed" as part of this Report.

        (21)             List of Subsidiaries of Lockheed Martin Corporation.

        (23) Consent of Ernst & Young LLP, Independent Auditors (included in this Form 10-K at page 53).

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

                          LOCKHEED MARTIN CORPORATION

Date:  March 14, 1997               By:  /s/ FRANK H. MENAKER, JR.
                                             ---------------------
                                             Frank H. Menaker, Jr.
                                             Senior Vice President
                                             and General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES                        TITLE                   DATE
      ----------                        -----                   ----

/s/Norman R. Augustine*         Chief Executive Officer
-----------------------
   NORMAN R. AUGUSTINE          and Director                February 27, 1997

/s/Marcus C. Bennett*           Executive Vice President,
---------------------
   MARCUS C. BENNETT            Chief Financial Officer     February 27, 1997
                                and Director

/s/Robert E. Rulon*             Chief Accounting Officer    February 27, 1997
-------------------
   ROBERT E. RULON

/s/Lynne V. Cheney*             Director                    February 27, 1997
-------------------
   LYNNE V. CHENEY

/s/Vance D. Coffman*            Director                    February 27, 1997
--------------------
   VANCE D. COFFMAN

      SIGNATURES                     TITLE                      DATE
      ----------                     -----                      ----

/s/Houston K. Flournoy*         Director                    February 27, 1997
-----------------------
   HOUSTON K. FLOURNOY

/s/James F. Gibbons*            Director                    February 27, 1997
--------------------
   JAMES F. GIBBONS

/s/Edward E. Hood, Jr.*         Director                    February 27, 1997
-----------------------
   EDWARD E. HOOD, JR.

/s/Caleb B. Hurtt*              Director                    February 27, 1997
------------------
   CALEB B. HURTT

/s/Gwendolyn S. King*           Director                    February 27, 1997
---------------------
   GWENDOLYN S. KING

/s/Frank C. Lanza*              Director                    February 27, 1997
-----------------
   FRANK C. LANZA

/s/Vincent N. Marafino*         Director                    February 27, 1997
-----------------------
   VINCENT N. MARAFINO

/s/Eugene F. Murphy*            Director                    February 27, 1997
--------------------
   EUGENE F. MURPHY

/s/Allen E. Murray*             Director                    February 27, 1997
-------------------
   ALLEN E. MURRAY

/s/Frank Savage*                Director                    February 27, 1997
----------------
   FRANK SAVAGE

/s/Daniel M. Tellep*            Director                    February 27, 1997
--------------------
   DANIEL M. TELLEP

      SIGNATURES                     TITLE                      DATE
      ----------                     -----                      ----

/s/Carlisle A.H. Trost*         Director                    February 27, 1997
-----------------------
   CARLISLE A.H. TROST

/s/James R. Ukropina*           Director                    February 27, 1997
---------------------
   JAMES R. UKROPINA

/s/Douglas C. Yearley*          Director                    February 27, 1997
----------------------
   DOUGLAS C. YEARLEY

          *By: /s/ STEPHEN M. PIPER          March 14, 1997
                   ----------------
                   (Stephen M. Piper, Attorney-in-fact**)


     _____________________

     **By authority of Powers of Attorney filed with this Annual
       Report on Form 10-K.

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Lockheed Martin Corporation of our report dated January 20, 1997 (except
Note 3, as to which the date is February 3, 1997), included in the 1996 Annual Report to Shareholders of Lockheed Martin Corporation.

We also consent to the incorporation by reference in the following Registration
Statements:

(1) Registration Statement Number 33-58067 of Lockheed Martin Corporation on Form S-3, dated March 14, 1995;

(2)  Registration Statement Numbers: 33-58073, 33-58075, 33-58077, 33-58079, 33-
     58081, 33-58085, 33-58089 and 33-58097 of Lockheed Martin Corporation on Forms S-8, each dated March 15, 1995;

(3) Post-Effective Amendment No. 1, dated March 15, 1995 to Registration Statement Number 33-57645 of Lockheed Martin Corporation on Form S-8;

(4) Registration Statement Number 33-63155 of Lockheed Martin Corporation on Form S-8, dated October 3, 1995;

(5) Registration Statement Number 33-06255 of Lockheed Martin Corporation on Form S-8, dated June 19, 1996;

(6)  Registration Statement Numbers: 33-06479, 33-06481, 33-06483, 33-06485,
     33-06487, 33-06515 and 33-06517 of Lockheed Martin Corporation on Form S-8, each dated June 21, 1996;

(7) Registration Statement Numbers: 33-20117 and 33-20139 of Lockheed Martin Corporation on Form S-8 each dated January 22, 1997; and

(8) Post-Effective Amendment No. 1, dated January 22, 1997 to Registration Statement Number 33-58083 on Form S-8.

of our report dated January 20, 1997 (except Note 3, as to which the date is February 3, 1997), with respect to the consolidated financial statements incorporated herein by reference.


                                          ERNST & YOUNG LLP


Washington, D.C.
March 7, 1997
                                      53