Form 10-Q
period 1997-03-31
LOCKHEED MARTIN CORP
filed 1997-05-09
CIK 936468

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED      MARCH 31, 1997     COMMISSION FILE NUMBER   1-11437
                   ----------------------                         ---------


                          LOCKHEED MARTIN CORPORATION
                     -------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             MARYLAND                                52-1893632
 ------------------------------                 ----------------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (301) 897-6000
                                                    --------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAD BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           YES    X      NO
                                               ------       ------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


          CLASS                           OUTSTANDING AS OF  APRIL 30, 1997
-----------------------------             ---------------------------------
COMMON STOCK, $1 PAR VALUE                        193,128,187 SHARES

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                     INDEX


                                                            Page No.
Part I.  Financial Information

         Item I. Financial Statements

           Condensed Consolidated Statement of Earnings -
             Three Months Ended March 31, 1997 and 1996..........  3

           Condensed Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 1997 and 1996..........  4

           Condensed Consolidated Balance Sheet-
             March 31, 1997 and December 31, 1996................  5

           Notes to Condensed Consolidated Financial Statements..  6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations... 12


Part II. Other Information


         Item 1. Legal Proceedings............................... 16

         Item 6. Exhibits and Reports on Form 8-K................ 16

Signatures....................................................... 17

Exhibit 11. Computation of Earnings Per Common Share............. 18

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.... 19

Exhibit 27. Financial Data Schedule

                          LOCKHEED MARTIN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                             Three Months Ended
                                                   March 31,
                                               1997          1996
                                             ------        ------
                                    (In millions, except per share data)
Net sales                                    $6,674        $5,109

Cost of sales                                 6,018         4,637
                                             ------        ------

Earnings from operations                        656           472
Other income and expenses, net                   21            30
                                             ------        ------

                                                677           502
Interest expense                                201            71
                                             ------        ------

Earnings before income taxes                    476           431
Income tax expense                              186           159
                                             ------        ------
Net earnings                                 $  290        $  272
                                             ======        ======

Earnings per common share:
 Assuming no dilution                        $ 1.49        $ 1.35
                                             ======        ======
 Assuming full dilution                      $ 1.34        $ 1.22
                                             ======        ======

Cash dividends declared per common share     $  .40        $  .40
                                             ======        ======



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                           Three Months Ended
                                                                March 31,
                                                           1997         1996
                                                           ----         ----
                                                            (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                               $ 290        $ 272
Adjustments to reconcile earnings to net cash provided
  by operating activities:
     Merger related and consolidation payments               (35)         (51)
     Depreciation and amortization                           311          214
     Changes in operating assets and liabilities            (459)        (574)
                                                           -----        -----

Net cash provided by (used for) operating activities         107         (139)
                                                           -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties, net of purchased operations        (180)        (123)
Acquisitions, investments and divestitures                   383          (33)
                                                           -----        -----

Net cash provided by (used for) investing activities         203         (156)
                                                           -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments related to debt                              (230)        (131)
Issuance of common stock                                      12           14
Common stock dividends                                       (77)         (70)
Preferred stock dividends                                    (15)         (15)
                                                           -----        -----

Net cash used for financing activities                      (310)        (202)
                                                           -----        -----

Net decrease in cash and cash equivalents                     --         (497)
Cash and cash equivalents at beginning of period              --          653
                                                           -----        -----

Cash and cash equivalents at end of period                 $  --        $ 156
                                                           =====        =====

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                               March 31,   December 31,
                                                  1997         1996
                                               ---------   ------------
                                                    (In millions)
ASSETS
Current assets:
 Cash and cash equivalents                       $    --        $    --
 Receivables                                       5,242          4,999
 Inventories                                       3,411          3,053
 Deferred income taxes                             1,074          1,088
 Other current assets                                328            800
                                                 -------        -------

   Total current assets                           10,055          9,940

Property, plant and equipment                      3,703          3,721
Intangible assets related to contracts and
 programs acquired                                 1,720          1,767
Cost in excess of net assets acquired             10,325         10,394
Other assets                                       3,564          3,435
                                                 -------        -------
                                                 $29,367        $29,257
                                                 =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $ 1,331        $ 1,294
 Customer advances and amounts in excess of
  costs incurred                                   2,790          2,600
 Salaries, benefits and payroll taxes              1,094            991
 Income taxes                                        856            925
 Short-term borrowings                               891          1,110
 Current maturities of long-term debt                468            180
 Other current liabilities                         1,711          1,604
                                                 -------        -------

    Total current liabilities                      9,141          8,704

Long-term debt                                     9,889         10,188
Post-retirement benefit liabilities                2,115          2,077
Other liabilities                                  1,130          1,432

Stockholders' equity:
 Series A preferred stock, $50 liquidation
  preference per share                             1,000          1,000
 Common stock, $1 par value per share                193            193
 Additional paid-in capital                          117             92
 Retained earnings                                 6,021          5,823
 Unearned ESOP shares                               (239)          (252)
                                                 -------        -------

    Total stockholders' equity                     7,092          6,856
                                                 -------        -------
                                                 $29,367        $29,257
                                                 =======        =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission (SEC) on March 14, 1997 in its 1996 Annual Report on Form 10-K. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - BUSINESS COMBINATION WITH LORAL CORPORATION

  In April, 1996, the Corporation purchased all of the issued and outstanding shares of common stock of Loral Corporation (Loral) for an aggregate consideration of $38 per share in cash. The purchase involved a series of transactions that resulted in (i) the distribution to stockholders of Loral, immediately prior to the consummation of the purchase, of shares of capital stock in Loral Space & Communications, Ltd. (Loral SpaceCom), a newly-formed company, which now owns and manages substantially all of Loral's former space and satellite telecommunications interests, and in which the Corporation acquired shares of preferred stock that were convertible into 20 percent of Loral SpaceCom's common stock on a fully diluted basis at the date of acquisition, and (ii) the acquisition by the Corporation of Loral's defense electronics and systems integration businesses (collectively, the Loral Transaction). In connection with the Loral Transaction, Loral changed its name to Lockheed Martin Tactical Systems, Inc. (Tactical Systems), which became a wholly-owned subsidiary of the Corporation. The operations of Tactical Systems have been included in the results of operations of the Corporation from April 1, 1996.

  The total purchase price paid for Tactical Systems, including acquisition costs, was approximately $7.6 billion. The Loral Transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded to allocate the purchase price to assets acquired and liabilities assumed based on fair values at the date of acquisition.



NOTE 3 - INVENTORIES

                                                March 31,   December 31,
                                                   1997         1996
                                                ---------   ------------
                                                      (In millions)
Work in process, primarily on long-term
 contracts and programs in progress               $ 4,968        $ 4,456
Less customer advances and progress payments       (2,532)        (2,446)
                                                  -------        -------
                                                    2,436          2,010
Other inventories                                     975          1,043
                                                  -------        -------
                                                  $ 3,411        $ 3,053
                                                  =======        =======

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

NOTE 4 - CONTINGENCIES

  The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the results of the Corporation's operations or its financial position. These matters include the following items:

  Environmental matters -- In 1991, the Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) relating to certain property in Burbank, California, which obligated the Corporation to design and construct facilities to monitor, extract, and treat groundwater, and to operate and maintain such facilities for approximately eight years. A second consent decree is being finalized which will obligate the Corporation to fund the continued operation and maintenance of these facilities through the year 2018. The Corporation estimates that expenditures required to comply with the consent decrees over their remaining terms will be approximately $110 million.

  The Corporation has also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Based on experience derived from initial remediation activities, the Corporation estimates the anticipated costs of these actions in excess of the requirements under the EPA consent decree to approximate $90 million over the remaining term of the project.

  In addition, the Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. A liability of approximately $340 million for those cases in which an estimate of financial exposure can be determined has been recorded.

  Under an agreement with the U.S. Government, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures will be reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. The Corporation has recorded an asset for the portion of these costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the Corporation's liability as well as the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

  Waste remediation contract -- In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred and continues to incur significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management has completed its investigation to identify and quantify the overall effects of these matters, and has summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA, which include, but are not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project, are currently being discussed with representatives of the DOE.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

NOTE 5 - OTHER

  In March, 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation, in which the Corporation would retain a 34.9% ownership. These business units, primarily composed of high-technology, product-oriented companies, contributed approximately 2% of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings. Concurrent with the announcement of this transaction in February, 1997, the Corporation announced a new organizational structure which reassigned management responsibility for certain business units. As a result, the Corporation's operations were divided into five business segments. The operations of Tactical Systems are reflected in the Electronics, Information & Services, and Energy and Other segments.

  Commercial paper borrowings of approximately $2.1 billion were outstanding at March 31, 1997. Approximately $1.25 billion of these borrowings were classified as long-term debt in the Corporation's condensed consolidated balance sheet, based on management's ability and intention to maintain this debt outstanding for at least one year. During the third quarter of 1996, the Corporation entered into interest rate swap agreements to fix the interest rates on $875 million of its commercial paper borrowings. These agreements will mature during 1997. The effects of these interest rate swap agreements are recorded periodically as an adjustment to interest expense related to commercial paper borrowings. The Corporation is exposed to the risk of nonperformance by the intermediaries to these agreements, though such nonperformance is not anticipated.

  The Corporation's total interest payments were $101 million and $63 million for the three months ended March 31, 1997 and 1996, respectively.

  The Corporation's federal and foreign income tax payments were $264 million and $229 million for the three months ended March 31, 1997 and 1996, respectively.

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing and disclosing earnings per share. The Statement requires dual presentation of "basic" and "diluted" earnings per share, each as defined therein, which replace primary and fully diluted earnings per share, respectively, required under current guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted; however, after the effective date, all prior period earnings per share data presented will be required to be restated to conform to the provisions of the new standard. Management does not currently anticipate that earnings per share computed under the new standard will differ materially from earnings per share computed and disclosed under current guidance.

  Effective January 1, 1997, the Corporation adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 96-1, "Environmental Remediation Liabilities." In addition to providing a nonauthoritative discussion of major federal legislation dealing with environmental matters, SOP No. 96-1 also provides authoritative guidance on certain accounting issues relative to the recognition, measurement, display and disclosure of environmental remediation liabilities. The impact of the adoption of this SOP was not material to the Corporation's consolidated results of operations, financial position or disclosures.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

NOTE 6 - SUMMARIZED CONSOLIDATING FINANCIAL INFORMATION

  In connection with the Loral Transaction, the Corporation issued $5 billion of long-term fixed rate debt obligations in the second quarter of 1996 which are fully and unconditionally guaranteed by Tactical Systems. Pursuant to SEC disclosure requirements, summarized consolidating financial information follows:

                                                                       Non-
                                         Lockheed      Tactical     Guarantor
                                       Martin/(a)/   Systems/(b)/    Entities   Eliminations   Consolidated
                                       -----------   ------------   ---------   ------------   ------------
                                                                   (In millions)
EARNINGS DATA
-------------
FOR THE THREE MONTHS ENDED
     MARCH 31, 1997
Net sales                                   $4,548           $110      $2,457          $(441)        $6,674
Earnings from operations                       486             14         178            (22)           656
Net earnings                                   290            144         157           (301)           290

FOR THE THREE MONTHS ENDED
     MARCH 31, 1996
Net sales                                   $4,316           $ --      $1,009          $(216)        $5,109
Earnings from operations                       369             --         122            (19)           472
Net earnings                                   272             --          72            (72)           272


CASH FLOWS DATA
---------------
FOR THE THREE MONTHS ENDED
     MARCH 31, 1997
Net cash provided by (used for):
       Operating activities                 $   76           $ 27      $    4          $  --         $  107
       Investing activities                    250             (4)        (43)            --            203
       Financing activities                   (310)            --          --             --           (310)
                                            ------           ----      ------          -----         ------

Net increase (decrease) in cash and
     cash equivalents                           16             23         (39)            --             --
Cash and cash equivalents:
        Beginning of period                    (65)             6          59             --             --
                                            ------           ----      ------          -----         ------

        End of period                       $  (49)          $ 29      $   20          $  --         $   --
                                            ======           ====      ======          =====         ======


                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

                                                                                         Non-
                                                         Lockheed       Tactical       Guarantor
                                                        Martin /(a)/    Systems /(b)/  Entities    Eliminations   Consolidated
                                                        ------------    -------------  ---------   ------------   ------------
                                                                                   (In millions)
CASH FLOWS DATA
--------------------------
FOR THE THREE MONTHS ENDED
     MARCH 31, 1996
Net cash (used for) provided by:
       Operating activities                                $  (203)            $   --     $    64       $     --        $  (139)
       Investing activities                                   (210)                --          54             --           (156)
       Financing activities                                   (115)                --         (87)            --           (202)
                                                        ----------      -------------  ----------  -------------  -------------

Net (decrease) increase in cash
     and cash equivalents                                     (528)                --          31             --           (497)
Cash and cash equivalents:
       Beginning of period                                     640                 --          13             --            653
                                                        ----------      -------------  ----------  -------------  -------------

       End of period                                       $   112             $   --     $    44       $     --        $   156
                                                        ==========      =============  ==========  =============  =============


BALANCE SHEET DATA
--------------------
AS OF MARCH 31, 1997

Current assets          - Public                           $ 6,832             $  552     $ 2,671       $     --        $10,055
                        - Affiliated (c)                       293                 32         325           (650)            --
Noncurrent assets       - Public                             9,278              1,234       8,800             --         19,312
                        - Affiliated (c)                     8,210              9,515       4,634        (22,359)            --
Current liabilities     - Public                             6,425                191       2,525             --          9,141
                        - Affiliated (c)                       223                282         145           (650)            --
Long-term debt                                               8,673              1,204          12             --          9,889
Other noncurrent liabilities                                 2,200                556         489             --          3,245
Equity                                                       7,092              9,100      13,259        (22,359)         7,092


AS OF DECEMBER 31, 1996

Current assets          - Public                           $ 6,754             $  603     $ 2,583       $     --        $ 9,940
                        - Affiliated (c)                        79                 28         270           (377)            --
Noncurrent assets       - Public                            10,198              1,347       7,772             --         19,317
                        - Affiliated (c)                     7,873              8,806       4,599        (21,278)            --
Current liabilities     - Public                             5,962                135       2,607             --          8,704
                        - Affiliated (c)                       333                 28          16           (377)            --
Long-term debt                                               8,972              1,204          12             --         10,188
Other noncurrent liabilities                                 2,781                857        (129)            --          3,509
Equity                                                       6,856              8,560      12,718        (21,278)         6,856


                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)



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

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATION WITH LORAL CORPORATION

  In April, 1996, the Corporation purchased all of the issued and outstanding shares of common stock of Loral Corporation (Loral) for an aggregate consideration of $38 per share in cash. The purchase involved a series of transactions that resulted in (i) the distribution to stockholders of Loral, immediately prior to the consummation of the purchase, of shares of capital stock in Loral Space & Communications, Ltd. (Loral SpaceCom), a newly-formed company, which now owns and manages substantially all of Loral's former space and satellite telecommunications interests, and in which the Corporation acquired shares of preferred stock that were convertible into 20 percent of Loral SpaceCom's common stock on a fully diluted basis at the date of acquisition, and (ii) the acquisition by the Corporation of Loral's defense electronics and systems integration businesses (collectively, the Loral Transaction). In connection with the Loral Transaction, Loral changed its name to Lockheed Martin Tactical Systems, Inc. (Tactical Systems), which became a wholly-owned subsidiary of the Corporation. The operations of Tactical Systems have been included in the results of operations of the Corporation from April 1, 1996.

  The total purchase price paid for Tactical Systems, including acquisition costs, was approximately $7.6 billion. At the effective date of the Loral Transaction, the Corporation assumed approximately $1.9 billion of debt obligations of the former Loral Corporation. The Loral Transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded to allocate the purchase price to assets acquired and liabilities assumed based on fair values at the date of acquisition.

  The funds for the consummation of the Loral Transaction were provided through the issuance of approximately $6.6 billion of commercial paper and an approximate $1 billion borrowing under a 5-year unsecured revolving credit facility (the 5-Year Facility). During the second quarter of 1996, the Corporation issued $5 billion of long-term fixed rate debt securities. The net proceeds from the sale of the debt securities were used to repay the $1 billion borrowed under the 5-Year Facility and to reduce the amount of commercial paper outstanding.

REPOSITIONING OF NON-CORE BUSINESSES AND NEW ORGANIZATIONAL STRUCTURE

  In March, 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation (L-3), in which the Corporation would retain a 34.9% ownership. These business units, primarily composed of high-technology, product-oriented companies, have approximately 4,900 employees and contributed approximately 2% of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings. Concurrent with the announcement of this transaction in February, 1997, the Corporation announced a new organizational structure which reassigned management responsibility for certain business units. As a result, the Corporation's operations were divided into five business segments. Prior year data has been reclassified to conform to the new presentation.

RESULTS OF OPERATIONS

  The Corporation's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

  Consolidated net sales for the first quarter were $6.7 billion in 1997, a 31 percent increase from the $5.1 billion recorded for the comparable period in 1996. The Corporation's operating profit (earnings before interest and taxes) for the first quarter of 1997 was $677 million versus $502 million for the comparable 1996 period. As stated previously,

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


the operations of Tactical Systems have been included in the results of operations of the Corporation from April 1, 1996. The operations of Tactical Systems are reflected in the Electronics, Information & Services, and Energy and Other segments.

  Net earnings for the first quarter of 1997 were $290 million, or $1.34 per common share assuming full dilution. Both amounts represent increases from the reported first quarter 1996 net earnings of $272 million, or $1.22 per common share. The effective income tax rate for the first quarter of 1997 was 39 percent as compared to 37 percent for the first quarter of 1996. The effective rates for both periods were higher than the statutory corporate federal income tax rate principally due to the nondeductibility for tax purposes of certain cost in excess of net assets acquired associated with previous acquisition activities.

  The Corporation's backlog of undelivered orders was approximately $49.6 billion at March 31, 1997, slightly lower than the $50.4 billion reported at December 31, 1996. The lower backlog at March 31, 1997 reflects the divestiture of the Corporation's Armament Systems and Defense Systems businesses to General Dynamics Corporation (General Dynamics) which concluded with the Corporation's receipt of $450 million in cash on January 2, 1997. The Corporation received orders for approximately $7 billion in new and follow-on business during the first quarter of 1997.

  The following table displays first quarter net sales and operating profit for the Corporation's business segments.


                                                     Three Months Ended
                                                          March 31,
                                                     1997          1996
                                                    ------        ------
                                                       (In millions)

Net Sales:
     Space & Strategic Missiles                     $1,898        $1,755
     Electronics                                     1,738           891
     Information & Services                          1,647           983
     Aeronautics                                     1,359         1,299
     Energy and Other                                   32           181
                                                    ------        ------
                                                    $6,674        $5,109
                                                    ======        ======

Operating Profit:
     Space & Strategic Missiles                     $  309        $  250
     Electronics                                       135            86
     Information & Services                             88            35
     Aeronautics                                       127           108
     Energy and Other                                   18            23
                                                    ------        ------
                                                    $  677        $  502
                                                    ======        ======

  Net sales of the Space & Strategic Missiles segment increased by eight percent in the first quarter of 1997 from the comparable 1996 first quarter period.
This increase resulted from the timing of Atlas launches (two in the first quarter of 1997 versus one in the first quarter of 1996) and from increased activity in various classified programs. Operating profit was 24 percent higher in 1997 as compared to 1996, principally because of the increased number of Atlas launches, improved performance on the Corporation's Titan launch vehicle program and Trident fleet ballistic missile program, and the recognition of award fees on certain space programs.

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


  First quarter 1997 Electronics segment net sales and operating profit increased significantly from the comparable 1996 amounts due to the inclusion of the operations of certain Tactical Systems companies in 1997, partially offset by the exclusion of the Armament Systems and Defense Systems companies which were sold to General Dynamics. Excluding the 1997 results of operations of the Tactical Systems companies and the 1996 results of operations of the companies sold to General Dynamics, first quarter 1997 net sales and operating profit decreased by approximately four percent and 26 percent, respectively, compared to the first quarter of 1996 amounts. The decrease in net sales was principally the result of reductions in sales volume for the segment's BSY-2, AEGIS, Hellfire and LANTIRN programs. The decrease in operating profit resulted from increased investment in new programs and changes in estimates related to certain avionics and surveillance programs.

  First quarter 1997 net sales of the Information & Services segment increased by 68 percent from the comparable 1996 amount primarily due to the inclusion of the operations of certain Tactical Systems companies. This increase was somewhat offset by the effect of the transfer during 1996 of the Corporation's contracts for Space Shuttle processing operations to United Space Alliance, LLC, an unconsolidated joint venture. Excluding the 1997 net sales of the Tactical Systems companies and the 1996 net sales from Space Shuttle processing operations, net sales increased by approximately 19 percent. This increase resulted primarily from an increase in sales volume related to commercial products, information systems and information management systems. First quarter 1997 operating profit increased by 151 percent from the comparable 1996 amount primarily due to the inclusion in 1997 of the operations of certain Tactical Systems companies. If the operations of these Tactical Systems companies are excluded, first quarter 1997 operating profit increased by 54 percent from the comparable 1996 amount. This increase primarily resulted from sales volume increases and operating margin improvements.

  Net sales of the Aeronautics segment increased by five percent in the first quarter of 1997 from the comparable 1996 first quarter period. This increase resulted from the timing of deliveries of F-16 fighter aircraft (33 in the first quarter of 1997 versus 12 in the first quarter of 1996), offset somewhat by reduced deliveries of C-130 airlift aircraft (two deliveries in 1997 versus four deliveries in the comparable 1996 period). Operating profit was 18 percent higher in 1997 as compared to 1996, principally because of the increased F-16 deliveries noted above as well as operating margin improvements at certain of the segment's aircraft and logistics centers.

  Net sales and operating profit of the Energy and Other segment for the first quarter of 1997 decreased significantly from the comparable 1996 period primarily due to the divestiture of Martin Marietta Materials, Inc. during the fourth quarter of 1996. In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred and continues to incur significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management has completed its investigation to identify and quantify the overall effects of these matters, and has summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA, which include, but are not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project, are currently being discussed with representatives of the DOE.

LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 1997, $107 million of cash was provided by operating activities, compared to $139 million used for operating activities during the first quarter of 1996. This fluctuation resulted principally from increased cash flows on several aircraft programs. Net cash provided by investing activities during the first quarter of 1997 was $203 million, compared to $156 million used for investing activities during the first quarter of 1996. This variance was caused principally by the receipt of $450 million from General Dynamics during 1997 for the sale of the Corporation's Armament Systems and Defense Systems operations. Net cash used for financing activities was $310 million in 1997 versus $202 million in 1996, primarily due to a $99 million increase in net repayments of debt. Approximately $200 million of short-term borrowings incurred to finance the Loral Transaction were repaid in the first quarter of 1997.

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


  Commercial paper borrowings of approximately $2.1 billion were outstanding at March 31, 1997. Of this amount, $1.25 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. Total debt, including short-term borrowings, amounted to approximately 61 percent of total capitalization at March 31, 1997, a reduction from the 63 percent reported at December 31, 1996. This reduction is the result of the repayment during the first quarter of 1997 of approximately $200 million of commercial paper borrowings combined with a $236 million increase in stockholders' equity during the same period. The increase in stockholders' equity resulted primarily from net earnings for the period of $290 million, offset by dividends totaling $92 million.

  Cash on hand and temporarily invested, internally generated funds and available financing resources are expected to be sufficient to meet anticipated operating and debt service requirements and discretionary investment needs. Consistent with the Corporation's desire to generate cash to reduce debt, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation may divest other non-core businesses or surplus properties. The transaction with L-3, which closed on April 30, 1997, generated cash in excess of $400 million during the second quarter of 1997, net of the Corporation's 34.9% investment in L-3 and other costs related to the transaction.

FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 11 through 14 and pages 14 through 15, respectively, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 51 through 63 of the 1996 Annual Report and "Note 1 - Summary of Significant Accounting Policies", "Note 3 - Repositioning of Non-Core Businesses and New Organizational Structure", and "Note 14 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 70 through 71, pages 72 through 73, and pages 80 through 81, respectively, of the Audited Consolidated Financial Statements included in the 1996 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 15 of this Form 10-Q, and "Note 4 - Contingencies" and "Note 5 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on page 7 and page 8, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this
Form 10-Q.

                          LOCKHEED MARTIN CORPORATION
                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       1. Exhibit 11.  Lockheed Martin Corporation Computation of Earnings per
                       Common Share for the three months ended March 31, 1997 and 1996.

       2. Exhibit 12.  Lockheed Martin Corporation Computation of Ratio of
                       Earnings to Fixed Charges for the quarter ended March 31, 1997.

       3. Exhibit 27.  Financial Data Schedule for the quarter ended
                       March 31, 1997.

(b)    Reports on Form 8-K filed in the first quarter of 1997.

       1. Current report on Form 8-K filed on January 21, 1997.

          Item 5.  Other Events

            The registrant filed information contained in its press release dated January 21, 1997 concerning its results of operations for the year ended December 31, 1996.

          Item 7.  Financial Statements and Exhibits

          - Lockheed Martin Corporation Press Release dated January 21, 1997.

                          LOCKHEED MARTIN CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LOCKHEED MARTIN CORPORATION
                                  ---------------------------
                                                 (Registrant)


Date:  May 9, 1997                by:   /s/Robert E. Rulon
       -----------                     -----------------------------
                                       Robert E. Rulon
                                       Vice President and Controller
                                       (Chief Accounting Officer)