Form 10-Q
period 1997-06-30
LOCKHEED MARTIN CORP
filed 1997-08-12
CIK 936468

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    JUNE 30, 1997            COMMISSION FILE NUMBER 1-11437
                     -------------                                   -------

                      LOCKHEED MARTIN CORPORATION
        ------------------------------------------------------
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



       MARYLAND                                         52-1893632
-------------------------------                   ----------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (301) 897-6000
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

                                  YES  X    NO
                                      ---      ---


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



        CLASS                       OUTSTANDING AS OF  JULY 31, 1997
--------------------------          --------------------------------
COMMON STOCK, $1 PAR VALUE                      194,014,842

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX


                                                                        Page No.

Part I.  Financial Information

     Item I. Financial Statements

       Condensed Consolidated Statement of Earnings -
         Three Months and Six Months Ended June 30, 1997 and 1996........... 3

       Condensed Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 1997 and 1996............................ 4

       Condensed Consolidated Balance Sheet -
         June 30, 1997 and December 31, 1996................................ 5

       Notes to Condensed Consolidated Financial Statements................. 6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................10

Part II.  Other Information

     Item 1. Legal Proceedings..............................................15

     Item 4. Submission of Matters to a Vote of Security Holders............16

     Item 6. Exhibits and Reports on Form 8-K...............................17

Signatures..................................................................18

Exhibit 11. Computation of Earnings Per Common Share........................19

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges...............21

Exhibit 27. Financial Data Schedule


                          LOCKHEED MARTIN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                              1997      1996     1997     1996
                                            --------  --------  -------  -------
                                            (In millions, except per share data)

Net sales                                     $6,898    $7,076  $13,572  $12,185

Cost of sales                                  6,261     6,383   12,279   11,020
                                              ------    ------  -------  -------

Earnings from operations                         637       693    1,293    1,165
Other income and expenses, net                    52         1       73       31
                                              ------    ------  -------  -------

                                                 689       694    1,366    1,196
Interest expense                                 201       189      402      260
                                              ------    ------  -------  -------

Earnings before income taxes                     488       505      964      936
Income tax expense                               180       206      366      365
                                              ------    ------  -------  -------

Net earnings                                  $  308    $  299  $   598  $   571
                                              ======    ======  =======  =======

Earnings per common share:
    Assuming no dilution                      $ 1.59    $ 1.50  $  3.08  $  2.85
                                              ======    ======  =======  =======
    Assuming full dilution                    $ 1.40    $ 1.33  $  2.74  $  2.55
                                              ======    ======  =======  =======

Cash dividends declared per common share      $  .40    $  .40  $   .80  $   .80
                                              ======    ======  =======  =======




See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Six Months Ended
                                                                       June 30,
                                                                    1997      1996
                                                                   -------   -------
                                                                     (In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $   598   $   571
Adjustments to reconcile earnings to net cash provided
  by operating activities:
     Merger related and consolidation payments                         (68)     (145)
     Depreciation and amortization                                     524       533
     Changes in operating assets and liabilities                    (1,091)     (552)
                                                                   -------   -------

Net cash (used for) provided by operating activities                   (37)      407
                                                                   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties, net of purchased operations                  (357)     (347)
Business combination with Loral Corporation                             --    (7,313)
Other acquisitions, investments and divestitures                       863       (33)
                                                                   -------   -------

Net cash provided by (used for) investing activities                   506    (7,693)
                                                                   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds related to debt                             (327)    7,159
Issuance of common stock                                                42        50
Common stock dividends                                                (154)     (156)
Preferred stock dividends                                              (30)      (30)
                                                                   -------   -------

Net cash (used for) provided by financing activities                  (469)    7,023
                                                                   -------   -------

Net decrease in cash and cash equivalents                               --      (263)
Cash and cash equivalents at beginning of period                        --       653
                                                                   -------   -------

Cash and cash equivalents at end of period                         $    --   $   390
                                                                   =======   =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                               JUNE 30,   DECEMBER 31,
                                                 1997         1996
                                               --------   ------------
                                                    (In millions)
ASSETS
Current Assets:
 Cash and cash equivalents                      $    --        $    --
 Receivables                                      5,411          4,999
 Inventories                                      3,673          3,053
 Deferred income taxes                            1,066          1,088
 Other current assets                               401            800
                                                -------        -------

    Total current assets                         10,551          9,940

Property, plant and equipment                     3,607          3,721
Intangible assets related to contracts and
 programs acquired                                1,638          1,767
Cost in excess of net assets acquired            10,029         10,394
Other assets                                      3,573          3,435
                                                -------        -------
                                                $29,398        $29,257
                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $ 1,280        $ 1,294
 Customer advances and amounts in excess of
   costs incurred                                 3,341          2,600
 Salaries, benefits and payroll taxes             1,046            991
 Income taxes                                       542            925
 Short-term borrowings                              930          1,110
 Current maturities of long-term debt               845            180
 Other current liabilities                        1,489          1,604
                                                -------        -------

     Total current liabilities                    9,473          8,704

Long-term debt                                    9,376         10,188
Post-retirement benefit liabilities               2,049          2,077
Other liabilities                                 1,170          1,432

Stockholders' equity:
 Series A preferred stock, $50 liquidation
   preference per share                           1,000          1,000
 Common stock, $1 par value per share               193            193
 Additional paid-in capital                         132             92
 Retained earnings                                6,237          5,823
 Unearned ESOP shares                              (232)          (252)
                                                -------        -------

     Total stockholders' equity                   7,330          6,856
                                                -------        -------
                                                $29,398        $29,257
                                                =======        =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Lockheed Martin Corporation (the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission (SEC) on March 14, 1997 in its 1996 Annual Report on Form 10-K. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periodS. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - TRANSACTION AGREEMENT WITH NORTHROP GRUMMAN CORPORATION

  On July 3, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a transaction with a total estimated value of approximately $11.6 billion, including Northrop Grumman debt to be assumed by the Corporation of approximately $3.1 billion (the Merger). Under the terms of the Merger Agreement, which was unanimously approved by the respective Boards of Directors of the Corporation and Northrop Grumman, Northrop Grumman stockholders will receive 1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman common stock. The consummation of the Merger is subject to, among other things, the approval by the stockholders of the Corporation of the issuance of Lockheed Martin common stock, the approval of the Merger by stockholders of Northrop Grumman, and certain regulatory approvals.
It is anticipated that the transaction, which is expected to close in late 1997 or early 1998, will qualify for pooling-of-interests accounting treatment; however, the Corporation is considering other transactions which could, if consummated, result in accounting for the transaction as a purchase.

NOTE 3 - BUSINESS COMBINATION WITH LORAL CORPORATION

  In April 1996, the Corporation purchased all of the issued and outstanding shares of common stock of Loral Corporation (Loral) for an aggregate consideration of $38 per share in cash. The purchase involved a series of transactions that resulted in (i) the distribution to stockholders of Loral, immediately prior to the consummation of the purchase, of shares of capital stock in Loral Space & Communications, Ltd. (Loral SpaceCom), a newly-formed company, which now owns and manages substantially all of Loral's former space and satellite telecommunications interests, and in which the Corporation acquired shares of preferred stock that were convertible into 20 percent of Loral SpaceCom's common stock on a fully diluted basis at the date of acquisition, and (ii) the acquisition by the Corporation of Loral's defense electronics and systems integration businesses (collectively, the Loral Transaction). In connection with the Loral Transaction, Loral changed its name to Lockheed Martin Tactical Systems, Inc. (Tactical Systems), which became a wholly-owned subsidiary of the Corporation. The operations of Tactical Systems have been included in the results of operations of the Corporation from April 1, 1996. Effective June 30, 1997, Tactical Systems was merged with and into the Corporation.

  With regard to the Loral Transaction, the total purchase price paid, including acquisition costs, was approximately $7.6 billion. The Loral Transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded to allocate the purchase price to assets acquired and liabilities assumed based on fair values at the date of acquisition.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


Note 4 - INVENTORIES
                                                June 30,   December 31,
                                                  1997         1996
                                                ---------  ------------
                                                      (In millions)
Work in process, primarily on long-term
 contracts and programs in progress              $ 5,425        $ 4,456
Less customer advances and progress payments      (2,666)        (2,446)
                                                 -------        -------
                                                   2,759          2,010
Other inventories                                    914          1,043
                                                 -------        -------
                                                 $ 3,673        $ 3,053
                                                 =======        =======

Note 5 -- CONTINGENCIES

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

  The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Corporation is also working with local water purveyors to assure that public water supplies are maintained.

  The Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the matters with respect to the Burbank property described above, a liability of approximately $340 million for those cases in which an estimate of financial exposure can be determined has been recorded.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

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

  Waste remediation contract -- In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall effects of these matters, and summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA include, but are not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. To date, the Corporation and the DOE have not reached any agreements on cost recovery or other contract restructuring matters. As a result, the Corporation has reduced work activities at the Pit 9 site, awaiting further direction from the DOE. In July 1997, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Commerce Committee held hearings on the matter at which representatives of the Corporation and the DOE testified.

Note 6 - OTHER

  In March 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation, in which the Corporation retained a 34.9% ownership interest at closing. These business units, primarily composed of high-technology, product-oriented companies, contributed approximately 2% of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings. Concurrent with the announcement of this transaction in February 1997, the Corporation announced a new organizational structure which reassigned management responsibility for certain business units. As a result, the Corporation's operations were divided into five business segments. The operations of Tactical Systems are reflected in the Electronics, Information & Services, and Energy and Other segments.

  Commercial paper borrowings of approximately $2.2 billion were outstanding at June 30, 1997. Approximately $1.25 billion of these borrowings were classified as long-term debt in the Corporation's condensed consolidated balance sheet, based on management's ability and intention to maintain this debt outstanding for at least one year. During the third quarter of 1996, the Corporation entered into interest rate swap agreements to fix the interest rates on $875 million of its commercial paper borrowings. These agreements will mature during 1997. The effects of these interest rate swap agreements are recorded periodically as an adjustment to interest expense related to commercial paper borrowings. The Corporation is exposed to the risk of nonperformance by the intermediaries to these agreements, though such nonperformance is not anticipated.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

  The Corporation's total interest payments were $389 million and $228 million for the six months ended June 30, 1997 and 1996, respectively.

  The Corporation's federal and foreign income tax payments were $727 million and $610 million for the six months ended June 30, 1997 and 1996, respectively.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing and disclosing earnings per share. The Statement requires dual presentation of "basic" and "diluted" earnings per share, each as defined therein, which replace primary and fully diluted earnings per share, respectively, required under current guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted; however, after the effective date, all prior period earnings per share data presented will be required to be restated to conform to the provisions of the new standard. Management does not currently anticipate that earnings per share computed under the new standard will differ materially from earnings per share computed and disclosed under current guidance.

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

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

TRANSACTION AGREEMENT WITH NORTHROP GRUMMAN CORPORATION

  On July 3, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a transaction with a total estimated value of approximately $11.6 billion, including Northrop Grumman debt to be assumed by the Corporation of approximately $3.1 billion (the Merger). Under the terms of the Merger Agreement, which was unanimously approved by the respective Boards of Directors of the Corporation and Northrop Grumman, Northrop Grumman stockholders will receive 1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman common stock. The consummation of the Merger is subject to, among other things, the approval by the stockholders of the Corporation of the issuance of Lockheed Martin common stock, the approval of the Merger by stockholders of Northrop Grumman, and certain regulatory approvals.
It is anticipated that the transaction, which is expected to close in late 1997 or early 1998, will qualify for pooling-of-interests accounting treatment; however, the Corporation is considering other transactions which could, if consummated, result in accounting for the transaction as a purchase.

BUSINESS COMBINATION WITH LORAL CORPORATION

  In April 1996, the Corporation purchased all of the issued and outstanding shares of common stock of Loral Corporation (Loral) for an aggregate consideration of $38 per share in cash. The purchase involved a series of transactions that resulted in (i) the distribution to stockholders of Loral, immediately prior to the consummation of the purchase, of shares of capital stock in Loral Space & Communications, Ltd. (Loral SpaceCom), a newly-formed company, which now owns and manages substantially all of Loral's former space and satellite telecommunications interests, and in which the Corporation acquired shares of preferred stock that were convertible into 20 percent of Loral SpaceCom's common stock on a fully diluted basis at the date of acquisition, and (ii) the acquisition by the Corporation of Loral's defense electronics and systems integration businesses (collectively, the Loral Transaction). In connection with the Loral Transaction, Loral changed its name to Lockheed Martin Tactical Systems, Inc. (Tactical Systems), which became a wholly-owned subsidiary of the Corporation. The operations of Tactical Systems have been included in the results of operations of the Corporation from April 1, 1996. Effective June 30, 1997, Tactical Systems was merged with and into the Corporation.

  With regard to the Loral Transaction, the total purchase price paid, including acquisition costs, was approximately $7.6 billion. At the effective date of the Loral Transaction, the Corporation assumed approximately $1.9 billion of debt obligations of the former Loral Corporation. The Loral Transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded to allocate the purchase price to assets acquired and liabilities assumed based on fair values at the date of acquisition.

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

REPOSITIONING OF NON-CORE BUSINESSES AND NEW ORGANIZATIONAL STRUCTURE

  In March 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation (L-3), in which the Corporation retained a 34.9% ownership interest at closing. These business units, primarily composed of high-technology, product-oriented companies, had approximately 4,900 employees and contributed approximately 2% of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings.

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Concurrent with the announcement of this transaction in February 1997, the Corporation announced a new organizational structure which reassigned management responsibility for certain business units. As a result, the Corporation's operations were divided into five business segments. Prior year data has been reclassified to conform to the new presentation.

RESULTS OF OPERATIONS

  The Corporation's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

  Consolidated net sales for the second quarter were $6.9 billion in 1997, a three percent decrease from the $7.1 billion recorded for the comparable period in 1996. The 1996 results include the operations of Martin Marietta Materials, Inc. (Materials), which was divested during the fourth quarter of 1996; the Space Shuttle processing operations, which the Corporation transferred to United Space Alliance, LLC (USA), an unconsolidated joint venture, during the second half of 1996; the operations of the Corporation's Armament Systems and Defense Systems businesses, which were sold to General Dynamics Corporation (General Dynamics) in a transaction which concluded with the Corporation's receipt of $450 million in cash on January 2, 1997; and the operations which were repositioned as L-3 effective March 30, 1997. Excluding the effects of these divestitures, net sales for the second quarter of 1997 would have increased by six percent over comparable 1996 results for the same period. Consolidated net sales for the first six months ended June 30, 1997 were $13.6 billion, an 11 percent increase over the $12.2 billion reported for the same period in 1996. This increase was primarily due to the inclusion of the operations of the former Tactical Systems companies for the entire 1997 period versus only a portion of 1996, offset by the absence in 1997 of the operations of the divested entities discussed previously. Excluding the effects of these items, net sales for the six months ended June 30, 1997 would have been six percent higher than the comparable period in 1996.

  The Corporation's operating profit (earnings before interest and taxes) for the second quarter of 1997 was $689 million versus $694 million for the comparable 1996 period. Excluding the impact of the divestitures discussed above, operating profit for the second quarter of 1997 would have increased by eight percent above the operating profit for the comparable 1996 period. Operating profit for the first six months ended June 30, 1997 was $1,366 million versus $1,196 million as reported for the comparable period in 1996. Excluding the effects of the transactions referred to above, operating profit for the six months ended June 30, 1997 would have increased by 13 percent from the comparable 1996 period.

  Net earnings for the second quarter of 1997 were $308 million, or $1.40 per common share assuming full dilution. These amounts represent increases from the reported second quarter 1996 net earnings of $299 million, or $1.33 per common share. Net earnings for the six months ended June 30, 1997 were $598 million, or $2.74 per common share assuming full dilution, versus $571 million, or $2.55 per common share, for the comparable 1996 period. The effective income tax rate for the second quarter of 1997 was 37 percent as compared to 41 percent for the second quarter of 1996, and 38 percent versus 39 percent for the first six months of 1997 and 1996, respectively. The effective rates for each period were higher than the statutory corporate federal income tax rate principally due to the nondeductibility for tax purposes of certain costs in excess of net assets acquired associated with previous acquisition activities.

  The Corporation's backlog of undelivered orders was approximately $48.1 billion at June 30, 1997, slightly lower than the $50.4 billion reported at December 31, 1996. The lower backlog at June 30, 1997 reflects the divestiture of the Corporation's Armament Systems, Defense Systems and L-3 businesses. The Corporation received orders for approximately $13.1 billion in new and follow-on business during the first six months of 1997.

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  The following table displays second quarter and year-to-date net sales and operating profit for the Corporation's business segments.

                                   Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                     1997      1996              1997     1996
                                   --------  --------          --------  -------
                                                   (In millions)

Net Sales:
     Space & Strategic Missiles      $1,986    $2,078           $ 3,884  $ 3,833
     Electronics                      1,755     1,901             3,493    2,792
     Information & Services           1,680     1,651             3,327    2,634
     Aeronautics                      1,447     1,201             2,806    2,500
     Energy and Other                    30       245                62      426
                                     ------    ------           -------  -------
                                     $6,898    $7,076           $13,572  $12,185
                                     ======    ======           =======  =======

Operating Profit:
     Space & Strategic Missiles      $  234    $  303           $   543  $   553
     Electronics                        137       140               272      226
     Information & Services             115        71               203      106
     Aeronautics                        160       122               287      230
     Energy and Other                    43        58                61       81
                                     ------    ------           -------  -------
                                     $  689    $  694           $ 1,366  $ 1,196
                                     ======    ======           =======  =======

  Net sales of the Space & Strategic Missiles segment decreased by four percent in the second quarter of 1997 from the comparable 1996 period. This decrease resulted from the timing of Atlas launches (one in the second quarter of 1997 versus two in the second quarter of 1996) and from decreased activity in various classified programs. Net sales for the first six months of 1997 were slightly higher than the comparable 1996 amount. Operating profit for the second quarter and year-to-date 1997 decreased by 23 percent and two percent, respectively, as compared to 1996, principally because of timing of the recognition of award fees on certain space programs.

  Second quarter 1997 Electronics segment net sales decreased by eight percent versus the same period in 1996 due to the exclusion of the results of the Armament Systems and Defense Systems businesses which were sold to General Dynamics early in 1997. Excluding the results of operations of these companies, second quarter net sales would have decreased by two percent from the comparable 1996 amount, principally due to a reduction in sales volume for the BSY-2 program. Year-to-date net sales for 1997 increased by 25 percent over the comparable 1996 amount due to the inclusion of the operations of certain former Tactical Systems companies for the entire 1997 period versus only a portion of 1996, partially offset by the Armament Systems and Defense Systems dispositions. Excluding the results of operations of these companies, net sales for the first six months of 1997 would have decreased by three percent from the comparable 1996 amount, as a result of reductions in sales volume for the BSY-2, LANTIRN and AEGIS programs. Operating profit for the second quarter of 1997 decreased by two percent from the comparable 1996 amount principally because of the Armament Systems and Defense Systems divestitures. Excluding the operations of these companies, operating profit would have increased by three percent. Operating profit for the first six months of 1997 increased by 20 percent as compared to 1996, resulting from the inclusion of the former Tactical Systems companies and the dispositions of the Armament Systems and Defense Systems companies noted above. Excluding the results of operations of these companies, year-to-date 1997 operating profit would have decreased by eight percent compared to 1996. This decrease was primarily attributable to increased investment in new programs and changes in estimates related to certain avionics and surveillance programs.

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  Second quarter 1997 Information & Services segment net sales increased by two percent from the comparable 1996 amount. This increase occurred despite the absence in 1997 of the Space Shuttle processing operations transferred to USA during the second half of 1996 and the operations of the businesses repositioned as L-3. Year-to-date 1997 net sales increased by 26 percent over the comparable 1996 period due to the inclusion of the operations of certain former Tactical Systems companies for the entire 1997 period versus only a portion of 1996, offset by the effect of the absence of the Corporation's Space Shuttle processing operations and the absence of the L-3 operations in 1997. Excluding the effects of these items, net sales for both the second quarter and year-to-date would have increased by 21 percent from the respective comparable 1996 periods. These increases resulted primarily from an increase in sales volume related to commercial products, air traffic control systems and information management systems. Second quarter and year-to-date 1997 operating profit increased by 62 percent and 92 percent, respectively, over the comparable 1996 periods. These increases were principally the result of overall margin improvements in the segment's systems integration and information systems programs. In addition, operating profit for the second quarter 1997 excludes the operations of the businesses repositioned as L-3, while the year-to-date 1997 operating profit also includes the former Tactical Systems companies for the entire period versus only a portion of 1996. Excluding the effects of these items, second quarter and year-to-date 1997 operating profit would have increased by 83 percent and 98 percent, respectively, from the amounts recorded for the comparable 1996 periods.

  Second quarter and year-to-date 1997 Aeronautics net sales increased by 20
percent and 12 percent, respectively, from the comparable 1996 amounts.   These
increases resulted from the timing of deliveries of F-16 fighter aircraft and F-16 support volume, offset somewhat by fewer deliveries of C-130 airlift aircraft. Operating profit for second quarter and year-to-date 1997 increased by 31 percent and 25 percent, respectively, as compared to the respective comparable 1996 amounts, principally due to increased F-16 deliveries noted above as well as performance improvements at certain of the segment's aircraft and logistics centers.

  Net sales and operating profit of the Energy and Other segment for the second quarter and first six months of 1997 decreased significantly from the comparable 1996 amounts primarily due to the divestiture of Materials during the fourth quarter of 1996. The decrease in operating profit was somewhat offset by gains recorded in 1997 from the Corporation's investment portfolio. In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall effects of these matters, and has summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA include, but are not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. To date, the Corporation and the DOE have not reached any agreements on cost recovery or other contractual restructuring matters. As a result, the Corporation has reduced work activities at the Pit 9 site, awaiting further direction from the DOE. In July 1997, the Subcommittee on Oversight and Investigations of the U.S. House of Representatives Commerce Committee held hearings on the matter at which representatives of the Corporation and the DOE testified.

  The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Corporation is also working with local water purveyors to assure that public water supplies are maintained.

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

  During the first six months of 1997, $37 million of cash was used for operating activities, compared to $407 million provided by operating activities during the first six months of 1996. This fluctuation resulted principally from increased cash flow requirements on certain aircraft programs. Net cash provided by investing activities during the first six months of 1997 was $506 million, compared to $7.7 billion used for investing activities during the first six months of 1996. The 1996 amount reflected the use of approximately $7.3 billion of cash related to the Loral Transaction, while the 1997 amount reflected the receipt of $450 million from General Dynamics during 1997 for the sale of the Corporation's Armament Systems and Defense Systems operations and the receipt of more than $400 million in cash from the repositioning of L-3.
Net cash used for financing activities was $469 million in the first six months of 1997 versus $7.0 billion provided by financing activities during the same period in 1996. The 1996 amount reflected the issuance of debt to finance the Loral Transaction while the 1997 amount principally reflected repayments of debt and dividend activity.

  Commercial paper borrowings of approximately $2.2 billion were outstanding at June 30, 1997. Of this amount, $1.25 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. Total debt, including short-term borrowings, amounted to approximately 60 percent of total capitalization at June 30, 1997, a reduction from the 63 percent reported at December 31, 1996. This reduction is the result of net repayments related to debt during the first six months of 1997 of $327 million combined with a $474 million increase in stockholders' equity during the same period. The increase in stockholders' equity resulted primarily from net earnings for the period of $598 million and option and ESOP activity, offset by dividends totaling $184 million.

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

FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 11 through 14 and pages 14 through 15, respectively, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 51 through 63 of the 1996 Annual Report, and "Note 1 - Summary of Significant Accounting Policies", "Note 3 - Repositioning of Non-Core Businesses and New Organizational Structure" and "Note 14 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 70 through 71, pages 72 through 73, and pages 80 through 81, respectively, of the Audited Consolidated Financial Statements included in the 1996 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14 of this Form 10-Q, and "Note 2 - Transaction Agreement with Northrop Grumman Corporation", "Note 5 - Contingencies" and "Note 6 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on page 6, pages 7 through 8, and pages 8 through 9, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          LOCKHEED MARTIN CORPORATION
                          PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

  On May 21, 1997, Lockheed Martin Electro-Optical Systems was served with a grand jury subpoena issued by the United States District Court for the Central District of California seeking documents relating to the accounting treatment of contract payments received from the government. On July 18, 1997, two Department of Defense, Office of the Inspector General (DoD IG) subpoenas were served on Electro-Optical Systems and Lockheed Martin Tactical Systems, Inc. seeking additional documents relating to the accounting treatment of contract payments received from the U.S. Government. Effective June 30, 1997, Lockheed Martin Tactical Systems, Inc. was merged with and into the Corporation.

  On July 11, 1997, the Corporation was served with a grand jury subpoena issued by the United States District Court for the Western District of Tennessee, seeking documents related to the operation of the Milan Army Ammunition Plant. The subpoena appears to be a continuation of a kickback investigation initiated in January 1994 and previously reported by the Corporation involving vendors and former employees of the Milan Army Ammunition Plant. The Milan Army Ammunition Plant was operated by the Corporation's Armament Systems business which was sold to General Dynamics Corporation effective January 1, 1997. Under the terms of the agreement with General Dynamics, the Corporation retained responsibility for investigations of this type.

  On July 16, 1997, four grand jury subpoenas issued by the United States District Court for the Middle District of Florida were served on employees of Lockheed Martin Electronics & Missiles. On July 21, 1997, a DoD IG subpoena was served on Lockheed Martin Electronics & Missiles seeking documents related to various LANTIRN program contracts. The subpoenas apparently relate to the U.S. Government's investigation of allegations raised in a qui tam lawsuit against the Corporation in United States District Court for the Middle District of Florida.

                          LOCKHEED MARTIN CORPORATION
                    PART II - OTHER INFORMATION (Continued)

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on April 24, 1997, the stockholders of Lockheed Martin Corporation:

 . Elected the following individuals to the Board of Directors for one-year terms expiring in 1998:

                                 Votes Cast For      Votes Withheld
                                 --------------      --------------

   Norman R. Augustine            167,485,144           3,212,731
   Marcus C. Bennett              167,664,314           3,033,561
   Lynne V. Cheney                167,595,753           3,102,122
   Vance D. Coffman               167,654,455           3,043,420
   Houston I. Flournoy            167,577,820           3,120,055
   James F. Gibbons               167,634,635           3,063,240
   Edward E. Hood, Jr.            167,626,479           3,071,396
   Caleb B. Hurtt                 167,661,339           3,036,536
   Gwendolyn S. King              167,567,264           3,130,611
   Vincent N. Marafino            167,567,759           3,130,116
   Eugene F. Murphy               167,542,868           3,155,007
   Allen E. Murray                167,605,548           3,092,327
   Frank Savage                   167,673,915           3,023,960
   Daniel M. Tellep               167,526,763           3,171,112
   Carlisle A. H. Trost           167,484,979           3,212,896
   James R. Ukropina              167,652,264           3,045,611
   Douglas C. Yearley             167,614,358           3,083,517


 . Ratified the appointment of Ernst & Young LLP, independent auditors, to audit the consolidated financial statements of the Corporation as of and for the fiscal year ending December 31, 1997. There were 167,993,219 votes for the appointment, 1,615,165 votes against the appointment, and 1,089,491 abstentions.

 . Rejected a stockholder proposal which recommended that the Board of Directors implement a program to achieve a salary administration schedule that limits the highest paid persons in the Corporation to a total annual compensation of no more than five times the national median wage paid to full-time employees. There were 12,461,695 votes for the proposal, 145,489,783 votes against the proposal, and 2,583,635 abstentions.

 . Rejected a stockholder proposal which recommended that the Board of Directors take necessary actions to insure that future outside directors not serve more than six years. There were 14,301,978 votes for the proposal, 143,827,760 votes against the proposal, and 2,405,375 abstentions.

                          LOCKHEED MARTIN CORPORATION
                    PART II - OTHER INFORMATION (Continued)

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     1. Exhibit 11. Lockheed Martin Corporation Computation of Earnings per
                    Common Share for the three months and six months ended June 30, 1997 and 1996.

     2. Exhibit 12. Lockheed Martin Corporation Computation of Ratio of Earnings
                    to Fixed Charges for the six months ended June 30, 1997.

     3. Exhibit 27. Financial Data Schedule for the six months ended  June 30,
                    1997.

(b)  Reports on Form 8-K filed in the second quarter of 1997.

     None.

(c)  Reports on Form 8-K filed subsequent to the second quarter of 1997.

     1. Current report on Form 8-K filed on July 9, 1997.

        Item 5.   Other Events

          The registrant filed information concerning an Agreement and Plan of Merger dated as of July 2, 1997 among the registrant, Hurricane Sub, Inc. (a wholly owned subsidiary of the registrant) and Northrop Grumman Corporation.

        Item 7.   Financial Statements and Exhibits

          Lockheed Martin Corporation Press Release dated July 3, 1997 announcing the proposed combination of the registrant and Northrop Grumman Corporation.

                          LOCKHEED MARTIN CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOCKHEED MARTIN CORPORATION
                                    ---------------------------
                                            (Registrant)


Date:  August 12, 1997                 by: /s/Robert E. Rulon
       ---------------                     -------------------------------
                                          Robert E. Rulon
                                          Vice President and
                                          Chief Accounting Officer