Form 10-Q
period 1997-09-30
LOCKHEED MARTIN CORP
filed 1997-11-14
CIK 936468

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    SEPTEMBER 30, 1997    COMMISSION FILE NUMBER 1-11437
                    --------------------                          -------


                          LOCKHEED MARTIN CORPORATION
                          ---------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            MARYLAND                                    52-1893632
-------------------------------                    ----------------------
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

                               YES   X     NO
                                   ------     ------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



         CLASS                              OUTSTANDING AS OF  OCTOBER 31, 1997
--------------------------                  -----------------------------------
COMMON STOCK, $1 PAR VALUE                                 194,379,275

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX


                                                                                        Page No.
Part I.  Financial Information

  Item 1. Financial Statements

   Condensed Consolidated Statement of Earnings -
     Three Months and Nine Months Ended September 30, 1997 and 1996.....................     3

   Condensed Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 1997 and 1996......................................     4

   Condensed Consolidated Balance Sheet -
     September 30, 1997 and December 31, 1996...........................................     5

   Notes to Condensed Consolidated Financial Statements.................................     6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................................    10

Part II. Other Information

  Item 1. Legal Proceedings.............................................................    17

  Item 6. Exhibits and Reports on Form 8-K..............................................    17

Signatures..............................................................................    19

Exhibit 11. Computation of Earnings Per Common Share....................................    20

Exhibit 12. Computation of Ratio of Earnings to Fixed Charges...........................    22

Exhibit 27.  Financial Data Schedule

                          LOCKHEED MARTIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                              Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                              1997           1996        1997         1996
                                             ------         ------      -------      -------
                                                   (In millions, except per share data)
Net sales                                    $6,619         $7,028      $20,191      $19,213

Cost of sales                                 5,942          6,353       18,221       17,373
                                             ------         ------      -------      -------

Earnings from operations                        677            675        1,970        1,840
Other income and expenses, net                   70             61          143           92
                                             ------         ------      -------      -------

                                                747            736        2,113        1,932
Interest expense                                213            226          615          486
                                             ------         ------      -------      -------

Earnings before income taxes                    534            510        1,498        1,446
Income tax expense                              203            199          569          564
                                             ------         ------      -------      -------

Net earnings                                 $  331         $  311      $   929      $   882
                                             ======         ======      =======      =======

Earnings per common share:
    Assuming no dilution                     $ 1.70         $ 1.55      $  4.78      $  4.40
                                             ======         ======      =======      =======
    Assuming full dilution                   $ 1.51         $ 1.38      $  4.25      $  3.93
                                             ======         ======      =======      =======

Cash dividends declared per common share     $  .40         $  .40      $  1.20      $  1.20
                                             ======         ======      =======      =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                            1997           1996
                                                          -------         -------
                                                               (In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                              $   929         $   882
Adjustments to reconcile earnings to net cash provided
  by operating activities:
     Merger related and consolidation payments                (68)           (185)
     Depreciation and amortization                            780             818
     Changes in operating assets and liabilities           (1,410)           (195)
                                                          -------         -------

Net cash provided by operating activities                     231           1,320
                                                          -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties, net of purchased operations         (535)           (581)
Business combination with Loral Corporation                    --          (7,313)
Other acquisitions, investments and divestitures, net         844              10
                                                          -------         -------

Net cash provided by (used for) investing activities          309          (7,884)
                                                          -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds related to debt                    (231)          6,439
Issuances of common stock, net                                 71              72
Common stock dividends                                       (225)           (232)
Preferred stock dividends                                     (45)            (45)
                                                          -------         -------

Net cash (used for) provided by financing activities         (430)          6,234
                                                          -------         -------

Net increase (decrease) in cash and cash equivalents          110            (330)
Cash and cash equivalents at beginning of period               --             653
                                                          -------         -------

Cash and cash equivalents at end of period                $   110         $   323
                                                          =======         =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                               September 30,   December 31,
                                                    1997           1996
                                               --------------  -------------
                                                         (In millions)
ASSETS
Current assets:
 Cash and cash equivalents                       $   110        $    --
 Receivables                                       5,119          4,999
 Inventories                                       4,104          3,053
 Deferred income taxes                             1,066          1,088
 Other current assets                                401            800
                                                 -------        -------

   Total current assets                           10,800          9,940

Property, plant and equipment                      3,610          3,721
Intangible assets related to contracts and
 programs acquired                                 1,598          1,767
Cost in excess of net assets acquired              9,962         10,394
Other assets                                       3,607          3,435
                                                 -------        -------
                                                 $29,577        $29,257
                                                 =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $ 1,184        $ 1,294
 Customer advances and amounts in excess of
  costs incurred                                   3,347          2,600
 Salaries, benefits and payroll taxes              1,076            991
 Income taxes                                        540            925
 Short-term borrowings                             1,012          1,110
 Current maturities of long-term debt                847            180
 Other current liabilities                         1,420          1,604
                                                 -------        -------

    Total current liabilities                      9,426          8,704

Long-term debt                                     9,388         10,188
Post-retirement benefit liabilities                1,963          2,077
Other liabilities                                  1,146          1,432

Stockholders' equity:
 Series A preferred stock, $50 liquidation
  preference per share                             1,000          1,000
 Common stock, $1 par value per share                194            193
 Additional paid-in capital                          202             92
 Retained earnings                                 6,482          5,823
 Unearned ESOP shares                               (224)          (252)
                                                 -------        -------

    Total stockholders' equity                     7,654          6,856
                                                 -------        -------
                                                 $29,577        $29,257
                                                 =======        =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission on March 14, 1997 in its 1996 Annual Report on Form 10-K. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

  Certain amounts presented for prior periods have been reclassified to conform with the 1997 presentation.

Note 2 - TRANSACTION AGREEMENT WITH NORTHROP GRUMMAN CORPORATION

  On July 3, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a transaction with a total estimated value of approximately $11.6 billion, including Northrop Grumman debt to be assumed by the Corporation of approximately $3.1 billion (the Merger). Under the terms of the Merger Agreement, which was unanimously approved by the respective Boards of Directors of the Corporation and Northrop Grumman, Northrop Grumman stockholders will receive 1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman common stock. The consummation of the Merger is subject to, among other things, the approval by the stockholders of the Corporation of the issuance of Lockheed Martin common stock, the approval of the Merger by stockholders of Northrop Grumman, and certain regulatory approvals. The transaction, which is expected to close in the first quarter of 1998, will be accounted for using the purchase method of accounting.

Note 3 - TRANSACTION AGREEMENT WITH GENERAL ELECTRIC COMPANY

  On November 3, 1997, the Corporation announced a definitive agreement with General Electric Company (GE) under which the Corporation will exchange the stock of a newly formed subsidiary, LMT Sub Inc. (LMT Sub), for all of the Lockheed Martin Series A preferred stock held by GE and certain subsidiaries of GE. The Series A preferred stock, which was issued to GE in connection with the acquisition of GE's aerospace businesses in 1993, is convertible into approximately 29 million shares of Lockheed Martin common stock with a market value of approximately $2.8 billion at the date of the announcement. In exchange for the Series A preferred stock, GE and such subsidiaries of GE will acquire all of the outstanding capital stock of LMT Sub which will be composed of two non-core commercial business units, which contributed approximately 6% of the Corporation's net sales during the nine months ended September 30, 1997, the Corporation's investment in a telecommunications partnership, and approximately $1.6 billion in cash, as calculated at the date of the announcement. The amount of cash to be included in the transaction is subject to change through the date of consummation based primarily on changes in the fair values of Lockheed Martin common stock and the common stock of the telecommunications partnership, and the results of operations of the business units included in the transaction. The cash included in the exchange is expected to be initially financed through short-term borrowings or the issuance of commercial paper and, soon after closing, is expected to be refinanced pursuant to a long-term note or notes from the Corporation to LMT Sub. The transaction, which is expected to close in the fourth quarter of 1997 subject to certain regulatory approvals, will be accounted for at fair value, and management anticipates recognition of a tax-free gain in excess of $300 million as calculated at the date of the announcement. The gain is subject to change through the date of consummation based primarily on changes in the fair values of Lockheed Martin common stock and the common stock of the telecommunications partnership.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

Note 4 - BUSINESS COMBINATION WITH LORAL CORPORATION

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

Note 5 - INVENTORIES
                                                September 30,   December 31,
                                                    1997            1996
                                                -------------   ------------
                                                         (In millions)
Work in process, primarily on long-term
 contracts and programs in progress                $ 5,933        $ 4,456
Less customer advances and progress payments        (2,793)        (2,446)
                                                   -------        -------
                                                     3,140          2,010
Other inventories                                      964          1,043
                                                   -------        -------
                                                   $ 4,104        $ 3,053
                                                   =======        =======

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

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

  The Corporation has also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board (the Regional Board) affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Based on experience derived from initial remediation activities, the Corporation estimates the anticipated costs of these actions in excess of the requirements under the EPA consent decree to approximate $70 million over the remaining term of the project.

  The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this work, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $110 million.

  In addition, the Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. A liability of approximately $260 million for those cases in which an estimate of financial exposure can be determined has been recorded.

  Under an agreement with the U.S. Government, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. The Corporation has recorded an asset for the portion of these costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the Corporation's liability as well as the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

  Waste remediation contract -- In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall effects of these matters, and summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA include, but are not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. To date, the Corporation and the DOE have not reached any agreements on cost recovery or other contract restructuring matters. As a result, the Corporation has reduced work activities at the Pit 9 site, awaiting technical direction from the DOE. On September 22, 1997, the management and reporting structure of the Pit 9 program were changed in an effort to better focus the Corporation's management resources on resolving these issues.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

Note 7 - OTHER

  In March 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation, in which the Corporation retained a 34.9% ownership interest at closing. These business units, primarily composed of high-technology, product-oriented companies, contributed approximately two percent of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings. Concurrent with the announcement of this transaction in February 1997, the Corporation announced a new organizational structure which reassigned management responsibility for certain business units. As a result, the Corporation's operations were divided into five business segments. The operations of Tactical Systems are reflected in the Electronics, Information & Services, and Energy and Other segments.

  Commercial paper borrowings of approximately $2.3 billion were outstanding at September 30, 1997. Approximately $1.25 billion of these borrowings were classified as long-term debt in the Corporation's condensed consolidated balance sheet, based on management's ability and intention to maintain this debt outstanding for at least one year. During the third quarter of 1996, the Corporation entered into interest rate swap agreements to fix the interest rates on $875 million of its commercial paper borrowings. Certain of these agreements related to $325 million of commercial paper borrowings matured in August 1997, with the remainder of the agreements scheduled to mature during the fourth quarter of 1997. The effects of these interest rate swap agreements are recorded periodically as an adjustment to interest expense related to commercial paper borrowings. The Corporation is exposed to the risk of nonperformance by the intermediaries to these agreements, though such nonperformance is not anticipated.

  The Corporation's total interest payments were $498 million and $372 million for the nine months ended September 30, 1997 and 1996, respectively.

  The Corporation's federal and foreign income tax payments were $909 million and $756 million for the nine months ended September 30, 1997 and 1996, respectively.

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing and disclosing earnings per share. The Statement requires dual presentation of "basic" and "diluted" earnings per share, each as defined therein, which replace primary and fully diluted earnings per share, respectively, required under current guidance. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted; however, after the effective date, all prior period earnings per share data presented will be required to be restated to conform to the provisions of the
new standard.   Management does not currently anticipate that earnings per share computed under the new standard will differ materially from earnings per share computed and disclosed under current guidance.

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

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way in which publicly-held companies report financial and descriptive information about its operating segments in financial statements for both interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The adoption of SFAS No. 131 will have no impact on the Corporation's consolidated results of operations, cash flows or financial position, but is expected to increase the level of disclosure of segment information.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

TRANSACTION AGREEMENT WITH NORTHROP GRUMMAN CORPORATION

  On July 3, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a transaction with a total estimated value of approximately $11.6 billion, including Northrop Grumman debt to be assumed by the Corporation of approximately $3.1 billion (the Merger). Under the terms of the Merger Agreement, which was unanimously approved by the respective Boards of Directors of the Corporation and Northrop Grumman, Northrop Grumman stockholders will receive 1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman common stock. The consummation of the Merger is subject to, among other things, the approval by the stockholders of the Corporation of the issuance of Lockheed Martin common stock, the approval of the Merger by stockholders of Northrop Grumman, and certain regulatory approvals. The transaction, which is expected to close in the first quarter of 1998, will be accounted for using the purchase method of accounting.

TRANSACTION AGREEMENT WITH GENERAL ELECTRIC COMPANY

  On November 3, 1997, the Corporation announced a definitive agreement with General Electric Company (GE) under which the Corporation will exchange the stock of a newly formed subsidiary, LMT Sub Inc. (LMT Sub), for all of the Lockheed Martin Series A preferred stock held by GE and certain subsidiaries of GE. The Series A preferred stock, which was issued to GE in connection with the acquisition of GE's aerospace businesses in 1993, is convertible into approximately 29 million shares of Lockheed Martin common stock with a market value of approximately $2.8 billion at the date of the announcement. In exchange for the Series A preferred stock, GE and such subsidiaries of GE will acquire all of the outstanding capital stock of LMT Sub which will be composed of two non-core commercial business units, which contributed approximately 6% of the Corporation's net sales during the nine months ended September 30, 1997, the Corporation's investment in a telecommunications partnership, and approximately $1.6 billion in cash, as calculated at the date of the announcement. The amount of cash to be included in the transaction is subject to change through the date of consummation based primarily on changes in the fair values of Lockheed Martin common stock and the common stock of the telecommunications partnership, and the results of operations of the business units included in the transaction. The cash included in the exchange is expected to be initially financed through short-term borrowings or the issuance of commercial paper and, soon after closing, is expected to be refinanced pursuant to a long-term note or notes from the Corporation to LMT Sub. The transaction, which is expected to close in the fourth quarter of 1997 subject to certain regulatory approvals, will be accounted for at fair value, and management anticipates recognition of a tax-free gain in excess of $300 million as calculated at the date of the announcement. The gain is subject to change through the date of consummation based primarily on changes in the fair values of Lockheed Martin common stock and the common stock of the telecommunications partnership.

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

REPOSITIONING OF NON-CORE BUSINESSES AND NEW ORGANIZATIONAL STRUCTURE

  In March 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation (L-3), in which the Corporation retained a 34.9% ownership interest at closing. These business units, primarily composed of high technology, product-oriented companies, had approximately 4,900 employees and contributed approximately two percent of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings.

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

  Consolidated net sales for the third quarter were $6.6 billion in 1997, a six percent decrease from the $7.0 billion recorded for the comparable period in 1996. The 1996 results include the operations of Martin Marietta Materials, Inc. (Materials), which was divested during the fourth quarter of 1996; the Space Shuttle processing operations, which the Corporation transferred to United Space Alliance, LLC (USA), an unconsolidated joint venture, during the second half of 1996; the operations of the Corporation's Armament Systems and Defense Systems businesses, which were sold to General Dynamics Corporation (General Dynamics) in a transaction which concluded with the Corporation's receipt of $450 million in cash on January 2, 1997; and the operations which were repositioned as L-3 effective March 30, 1997. Excluding the effects of these divestitures, net sales for the third quarter of 1997 would have increased by one percent over comparable 1996 results for the same period. Consolidated net sales for the nine months ended September 30, 1997 were $20.2 billion, a five percent increase over the $19.2 billion reported for the same period in 1996. This increase was primarily due to the inclusion of the operations of the former Tactical Systems companies for the entire 1997 period versus only a portion of 1996, offset by the absence in 1997 of the operations of the divested entities discussed previously. Excluding the effects of these items, net sales for the nine months ended September 30, 1997 would have been four percent higher than the comparable period in 1996.

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  The Corporation's operating profit (earnings before interest and taxes) for the third quarter of 1997 was $747 million versus $736 million for the comparable 1996 period. Excluding the impact of the divestitures discussed above, operating profit for the third quarter of 1997 would have increased by more than 10 percent above the operating profit for the comparable 1996 period. Operating profit for the nine months ended September 30, 1997 was $2.1 billion versus $1.9 billion as reported for the comparable period in 1996. Excluding the effects of the transactions referred to above, operating profit for the nine months ended September 30, 1997 would have increased by nearly 12 percent from the comparable 1996 period.

  Net earnings for the third quarter of 1997 were $331 million, or $1.51 per common share assuming full dilution. These amounts represent increases from the reported third quarter 1996 net earnings of $311 million, or $1.38 per common share. Net earnings for the nine months ended September 30, 1997 were $929 million, or $4.25 per common share assuming full dilution, versus $882 million, or $3.93 per common share, for the comparable 1996 period. The effective income tax rate for the third quarter of 1997 was 38 percent as compared to 39 percent for the third quarter of 1996, and 38 percent versus 39 percent for the first nine months of 1997 and 1996, respectively. The effective rates for each period were higher than the statutory corporate federal income tax rate principally due to the nondeductibility for tax purposes of certain costs in excess of net assets acquired associated with previous acquisition activities.

  The Corporation's backlog of undelivered orders was approximately $46.9 billion at September 30, 1997, versus $50.4 billion reported at December 31, 1996. The lower backlog at September 30, 1997 reflects the divestiture of the Corporation's Armament Systems, Defense Systems and L-3 businesses. The Corporation received orders for approximately $18.5 billion in new and follow-on business during the first nine months of 1997.

  The following table displays third quarter and year-to-date net sales and operating profit for the Corporation's business segments.

                                        Three Months Ended        Nine Months Ended
                                          September 30,              September 30,
                                       1997           1996        1997          1996
                                     --------      --------     --------      --------
                                                   (In millions)


Net Sales:
     Space & Strategic Missiles       $1,944         $1,866      $ 5,828       $ 5,699
     Electronics                       1,699          1,803        5,192         4,595
     Information & Services            1,631          1,636        4,958         4,270
     Aeronautics                       1,294          1,477        4,100         3,977
     Energy and Other                     51            246          113           672
                                      ------         ------      -------       -------
                                      $6,619         $7,028      $20,191       $19,213
                                      ======         ======      =======       =======

Operating Profit:
     Space & Strategic Missiles       $  299         $  237      $   842       $   790
     Electronics                         175            184          447           410
     Information & Services               60            111          263           217
     Aeronautics                         152            135          439           365
     Energy and Other                     61             69          122           150
                                      ------         ------      -------       -------
                                      $  747         $  736      $ 2,113       $ 1,932
                                      ======         ======      =======       =======

  Net sales of the Space & Strategic Missiles segment increased by four percent in the third quarter of 1997 from the comparable 1996 period. This increase was due mainly to the impact of new programs (commercial telecommunications, SBIRS) and higher launch vehicle volume, partly offset by lower Titan and Fleet Ballistic Missile

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

activity. Net sales for the first nine months of 1997 were slightly higher than the comparable 1996 amount. Operating profit for the third quarter and year-to-date 1997 increased by 26 percent and seven percent, respectively, as compared to 1996, principally because of timing of the recognition of award fees on certain space programs and greater activity and improved performance on the Atlas and other launch vehicle programs, partly offset by less favorable performance on several satellite programs.

  Third quarter 1997 Electronics segment net sales decreased by six percent versus the same period in 1996 due to the exclusion of the results of the Armament Systems and Defense Systems businesses which were sold to General Dynamics early in 1997. Excluding the results of operations of these companies, third quarter net sales would have been approximately equal to the comparable 1996 amount. Year-to-date net sales for 1997 increased by 13 percent over the comparable 1996 amount due to the inclusion of the operations of certain former Tactical Systems companies for the entire 1997 period versus only a portion of 1996, partially offset by the Armament Systems and Defense Systems dispositions. Excluding the results of operations of these companies, net sales for the first nine months of 1997 would have decreased by two percent from the comparable 1996 amount, as a result of reductions in sales volume for the BSY-2, AEGIS and various other programs. Operating profit for the third quarter of 1997 decreased by five percent from the comparable 1996 amount principally because of the Armament Systems and Defense Systems divestitures. Excluding the operations of these companies, operating profit would have decreased by two percent. Operating profit for the first nine months of 1997 increased by nine percent as compared to 1996, resulting from the inclusion of the former Tactical Systems companies, partially offset by the dispositions of the Armament Systems and Defense Systems companies noted above. Excluding the results of operations of these companies, year-to-date 1997 operating profit would have decreased by five percent compared to 1996, primarily due to lower sales as discussed above.

  Third quarter 1997 Information & Services segment net sales remained level with the comparable 1996 amount, as increases in commercial products and data systems product lines largely offset the absence in 1997 of the Space Shuttle processing operations transferred to USA during the second half of 1996 and the operations of the businesses repositioned as L-3. Year-to-date 1997 net sales increased by 16 percent over the comparable 1996 period due to the inclusion of the operations of certain former Tactical Systems companies for the entire 1997 period versus only a portion of 1996, offset by the effect of the absence of the Corporation's Space Shuttle processing operations and the absence of the L-3 operations in 1997. Excluding the effects of these items, net sales for the third quarter and year-to-date would have increased by 12 percent and 17 percent, respectively, from the respective comparable 1996 periods. These increases resulted primarily from an increase in sales volume related to commercial products, air traffic control systems and information management systems. Third quarter 1997 operating profit decreased by 46 percent from the comparable 1996 period, due to the exclusion of the businesses repositioned as L-3, and adverse performance and timing issues related to commercial product lines. Year-to-date 1997 operating profit increased by 21 percent over the same period of 1996. Year-to-date 1997 operating profit includes the former Tactical Systems companies for the entire period versus only a portion of 1996. In addition, performance improvements in various systems integration and information systems programs were partially offset by the unfavorable performance in commercial lines of business. Excluding the effects of the acquisitions and divestitures discussed above, third quarter and year-to-date 1997 operating profit would have decreased by 35 percent and increased by 28 percent, respectively, from the amounts recorded for the comparable 1996 periods.

  Third quarter and year-to-date 1997 Aeronautics net sales decreased by 12 percent and increased by 3 percent, respectively, from the comparable 1996 amounts. In the quarter, increases resulting from the timing of deliveries of F-16 fighter aircraft and F-16 support volume were more than offset by fewer deliveries of C-130 airlift aircraft. Operating profit for third quarter and year-to-date 1997 increased by 13 percent and 20 percent, respectively, as compared to the respective comparable 1996 amounts, principally due to increased F-16 deliveries noted above as well as performance improvements at certain of the segment's aircraft and logistics centers.

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  Net sales and operating profit of the Energy and Other segment for the third quarter and nine months of 1997 decreased significantly from the comparable 1996 amounts primarily due to the divestiture of Materials during the fourth quarter of 1996. The decrease in operating profit was somewhat offset by gains recorded in 1997 from the Corporation's investment portfolio. In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy
(DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall effects of these matters, and has summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA include, but are not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. To date, the Corporation and the DOE have not reached any agreements on cost recovery or other contractual restructuring matters. As a result, the Corporation has reduced work activities at the Pit 9 site, awaiting technical direction from the DOE. On September 22, 1997, the management and reporting structure of the Pit 9 program was changed in an effort to better focus the Corporation's resources on resolving these issues.

  The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this work, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $110 million.

LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 30, 1997, $231 million of cash was provided by operating activities, compared to $1.3 billion during the first nine months of 1996. This fluctuation resulted principally from increased cash flow requirements related to certain aircraft and space-related programs. Net cash provided by investing activities during the first nine months of 1997 was $309 million, compared to $7.9 billion used for investing activities during the first nine months of 1996. The 1996 amount reflected the use of approximately $7.3 billion of cash related to the Loral Transaction, while the 1997 amount reflected the receipt of $450 million from General Dynamics during 1997 for the sale of the Corporation's Armament Systems and Defense Systems operations and the receipt of more than $400 million in cash from the repositioning of L-3.
Net cash used for financing activities was $430 million in the first nine months of 1997 versus $6.2 billion provided by financing activities during the comparable period in 1996. The 1996 amount reflected the issuance of debt to finance the Loral Transaction while the 1997 amount principally reflected repayments of debt and dividend activity.

  Commercial paper borrowings of approximately $2.3 billion were outstanding at September 30, 1997. Of this amount, $1.25 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. Total debt, including short-term borrowings, amounted to approximately 60 percent of total capitalization at September 30, 1997, a reduction from the 63 percent reported at December 31, 1996. This reduction is the result of net repayments related to debt during the first nine months of 1997 of $231 million combined with a $798 million increase in stockholders' equity during the same period. The increase in stockholders' equity resulted primarily from net earnings for the period of $929 million and option and ESOP activity, offset by dividends totaling $270 million. As a result of the Northrop Grumman and GE transactions, the Corporation's senior long-term debt ratings are currently under review.

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


FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The words "estimate", "anticipate", "project", "intend", "expect", and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings, including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 11 through 14 and pages 14 through 15, respectively, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 51 through 63 of the 1996 Annual Report, and "Note 1 - Summary of Significant Accounting Policies", "Note 3 - Repositioning of Non-Core Businesses and New Organizational Structure" and "Note 14 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 70 through 71, pages 72 through 73, and pages 80 through 81, respectively, of the Audited Consolidated Financial Statements included in the 1996 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 16 of this Form 10-Q, and "Note 2 - Transaction Agreement With Northrop Grumman Corporation", "Note 3 - Transaction Agreement With General Electric Company", "Note 6 - Contingencies" and "Note 7 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on page 6, page 6, pages 7 through 8, and pages 9 through 10, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          LOCKHEED MARTIN CORPORATION
                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

  On August 19, 1997, Lockheed Martin IMS was served with a grand jury subpoena issued by the United States District Court for the District of Columbia seeking documents relating to a procurement of parking meter and other services by the District of Columbia. The Company has produced responsive documents.

  On August 26, 1997, a grand jury subpoena issued by the United States District Court for the Middle District of Florida was served on an employee of Lockheed Martin Electronics & Missiles. The United States Attorney's Office for the Middle District of Florida has advised the Corporation that the grand jury is investigating allegations of fraud in connection with certain LANTIRN program contracts. These allegations were first made in a qui tam lawsuit against the Corporation filed in the United States District Court for the Middle District of Florida, as previously reported by the Corporation.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   1.   Exhibit 10.(a) Contribution and Assumption Agreement dated October 31,
                       1997 between Lockheed Martin Corporation and LMT Sub Inc. (incorporated by reference to Amendment No. 1 to the statement on Schedule 13D/A in respect of Globalstar Telecommunications Limited filed by the Corporation with the Securities and Exchange Commission (SEC) on November 5, 1997).

   2.   Exhibit 10.(b) Exchange Agreement dated October 31, 1997 among General
                       Electric Company, GE Investments, Inc., GE Government Services, Inc., Client Business Services, Inc., Lockheed Martin Corporation and LMT Sub Inc. (incorporated by reference to Amendment No. 1 to the statement on Schedule 13D/A in respect of Globalstar Telecommunications Limited filed by the Corporation with the SEC on November 5,
                       1997).

   3.   Exhibit 11.    Lockheed Martin Corporation Computation of Earnings per
                       Common Share for the three months and nine months ended
                       September 30, 1997 and 1996.

   4.   Exhibit 12.    Lockheed Martin Corporation Computation of Ratio of
                       Earnings to Fixed Charges for the nine months ended
                       September 30, 1997.

   5.   Exhibit 27.    Financial Data Schedule for the nine months ended
                       September 30, 1997.

(b)     Reports on Form 8-K filed in the third quarter of 1997.

        1.   Current report on Form 8-K filed on July 9, 1997.

             Item 5.   Other Events

                The registrant filed information concerning an Agreement and
             Plan of Merger dated as of July 2, 1997 among the registrant, Hurricane Sub, Inc. (a wholly-owned subsidiary of the registrant) and Northrop Grumman Corporation.

             Item 7.   Financial Statements and Exhibits

                Lockheed Martin Corporation Press Release dated July 3, 1997 announcing the proposed combination of the registrant and Northrop Grumman Corporation.

                          LOCKHEED MARTIN CORPORATION
                    PART II - OTHER INFORMATION (Continued)

(c)  Reports on Form 8-K filed subsequent to the third quarter of 1997.

     1.   Current report on Form 8-K filed on November 5, 1997.

          Item 5.   Other Events

                The registrant filed information concerning a definitive agreement with General Electric Company under which the registrant will exchange the stock of a newly formed subsidiary for all of the Lockheed Martin Series A preferred stock held by General Electric Company.

          Item 7.   Financial Statements and Exhibits

                Lockheed Martin Corporation Press Release dated November 3, 1997 announcing the proposed transaction with General Electric Company.

                Letter Agreement dated October 31, 1997 between the registrant and General Electric Company.

                          LOCKHEED MARTIN CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOCKHEED MARTIN CORPORATION
                                    ---------------------------
                                             (Registrant)


Date:       November 13, 1997          by: /s/Todd J. Kallman
       ----------------------------       -------------------------------
                                           Todd J. Kallman
                                           Vice President and Controller
                                           (Chief Accounting Officer)