Form 10-K
period 1997-12-31
LOCKHEED MARTIN CORP
filed 1998-03-19
CIK 936468

                                                                            1997

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

For the fiscal year ended December 31, 1997  Commission file number 1-11437

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [x]    No  [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $20,230,000,000 as of January 31, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 194,701,640 shares outstanding as of January 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation's 1997 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of Lockheed Martin Corporation's 1998 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

================================================================================

PART I

ITEM 1.  BUSINESS

GENERAL

  Lockheed Martin Corporation ("Lockheed Martin" or the "Corporation") was incorporated in Maryland on August 29, 1994 to effect the combination (the "Combination") of the businesses of Martin Marietta Corporation and Lockheed Corporation. The Combination was consummated on March 15, 1995. Lockheed Martin is a highly diversified global enterprise principally engaged in the conception, research, design, development, manufacture, integration and operation of advanced technology products and services.

NORTHROP GRUMMAN TRANSACTION

  On July 2, 1997, Lockheed Martin and Northrop Grumman Corporation ("Northrop Grumman") entered into an Agreement and Plan of Merger which was amended on September 29, 1997 (as so amended, the "Agreement"). The Agreement provides for the merger (the "Merger") of a wholly-owned subsidiary of Lockheed Martin with and into Northrop Grumman, with Northrop Grumman surviving as a wholly-owned subsidiary of Lockheed Martin.

  Pursuant to the Agreement, each share of common stock, par value $1.00 per share, of Northrop Grumman ("Northrop Grumman Common Stock") outstanding immediately prior to the Effective Time (as defined in the Agreement) of the Merger (other than shares held in Northrop Grumman's treasury) will be converted into the right to receive 1.1923 shares of Lockheed Martin common stock, par value $1.00 per share ("Lockheed Martin Common Stock"). No fractional shares will be issued and cash, without interest, will be paid in lieu thereof. As of the Effective Time, all shares of Northrop Grumman Common Stock issued and outstanding immediately prior to the Effective Time will no longer be outstanding and will be automatically canceled and retired and will cease to exist. Each holder of a certificate or certificates which immediately prior to the Effective Time represented outstanding shares of Northrop Grumman Common Stock will cease to have any rights with respect thereto, except the right upon surrender of such certificate to (i) receive certificate(s) representing the number of whole shares of Lockheed Martin Common Stock into which such shares of Northrop Grumman Common Stock have been converted and (ii) any cash, without interest, to be paid in lieu of any fractional share of Lockheed Martin Common Stock.

  On or about January 24, 1998, Lockheed Martin and Northrop Grumman mailed to their respective stockholders a Joint Proxy Statement/Prospectus relating to special meetings of stockholders of each of Lockheed Martin and Northrop Grumman which were held on

Thursday, February 26, 1998 (the "Special Meetings"). At the Special Meetings, the stockholders of Lockheed Martin approved the issuance of shares of Lockheed Martin Common Stock to the stockholders of Northrop Grumman in connection with the Merger and Northrop Grumman's stockholders approved the Merger. Lockheed Martin's stockholders also approved an unrelated proposal increasing the number of shares of Common Stock authorized by Lockheed Martin's Charter. On March 9, 1998, the Corporation announced that it had been informed by the Department of Justice (DOJ) that the DOJ was fundamentally opposed to the Merger. The Corporation also announced on that date that it had committed to the DOJ not to close the transaction before April 24, 1998, and to develop and submit a proposal to the DOJ by April 8, 1998 designed to address the DOJ's antitrust concerns while preserving the expected benefits and efficiencies of the transaction to the Corporation and its stockholders, customers, employees and suppliers. On March 12, 1998, the DOJ informed the Corporation that it found this commitment unacceptable and demanded that the Corporation agree, at a minimum, to certain substantial divestitures or the DOJ will proceed to court. The DOJ stated that the agency expected a response by March 16, 1998. On March 13, 1998, the Corporation responded to the DOJ by letter and on the morning of March 16, 1998 representatives of the Corporation and representatives of Northrop Grumman met with representatives of the DOJ and Department of Defense (DOD) and discussed the results of the Corporation's efforts to date. The discussion included a description of the magnitude of divestitures that the Corporation is willing to make to resolve the horizontal and organizational conflict of interest issues raised by the DOJ and DOD. In addition, the nature of a consent order that the Corporation would be willing to enter to address the foreclosure issues posited by the DOJ and DOD to arise from the vertical aspects of the combination was described. At the meeting, the Corporation made clear to the Government that the Corporation is continuing to work on its proposal but that the Corporation has not yet found an economically viable way to make divestitures of the scope and magnitude set forth in the DOJ's March 12, 1998 letter as the agency's minimum demand. In the early evening of March 16, 1998, the DOJ sent the Corporation another letter restating the demands of its March 12 letter and demanding an immediate response. The Corporation responded by letter on March 17, 1998 in which the Corporation restated its commitments of March 9 as well as the information conveyed in the meeting of March 16. Later on March 17, the Corporation was informed by a representative of the DOJ that, as a result of the Corporation's failure to agree to the substantial divestitures set forth in the DOJ's March 12 letter as the agency's minimum demand, the DOJ might proceed to court later that day or on March 18, 1998. On March 18, the Corporation was informed by a representative of the DOJ that the agency would not file suit on that date. The representative did not address if or when suit might be filed.

  For additional information regarding the Northrop Grumman Transaction, please see the Joint Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 (Reg. No. 333-44671) filed with the Securities and Exchange Commission on January 22, 1998.

BUSINESSES

  The Corporation conducts its principal businesses through five major operating sectors: Space & Strategic Missiles; Electronics; Information & Services; Aeronautics; and Energy & Environment. See "Business - Additional Activities and Business Segment Reporting" on page 13.

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

  Major programs of the Space & Strategic Missiles Sector include the Titan family of launch vehicles including the Titan IV expendable launch vehicle, the Trident II submarine launched fleet ballistic missile, the MILSTAR communications satellite and the Atlas expendable launch vehicle. In addition, a substantial amount of the Space & Strategic Missiles Sector's activities are classified.

  In 1998, the Sector anticipates that an increased amount of its sales will be derived from international launch services using the Proton D-1-e launch vehicle. Lockheed Martin provides the launch services through the Lockheed Khrunichev Energia International, Inc. joint venture with two Russian aerospace companies. Lockheed Martin was one of two companies awarded development contracts for the U.S. Air Force's Evolved Expendable Launch Vehicle (EELV). The Air Force envisions that the EELV will replace existing Delta, Atlas and Titan space launch vehicles for use in launching government and commercial payloads.

  Net sales by the Sector represented 29.6% of the Corporation's total net sales in 1997. Net sales to the United States Government, excluding Foreign Military Sales, represented 77.9% of the Sector's net sales in 1997.

Electronics Sector
------------------

  The Electronics Sector's activities primarily relate to the design, development, engineering and production of high performance electronic systems for undersea, shipboard, land-, airborne- and space-based applications. Major business elements include: Naval Systems; Missiles and Air Defense; Aerospace Electronics; and Platform Integration. The Naval Systems element serves customers world-wide with major lines of business in surface ship and submarine combat systems, missile launching systems, anti-submarine warfare systems, and navigation systems. The Air Defense and Missiles element produces air defense systems; tactical battlefield missiles; and precision guided weapons and munitions. The Aerospace Electronics element manufactures major electronics subsystems such as: aircraft controls; electronic-warfare; electro-optic and night vision; radar; displays; and computers for the military and commercial aerospace market. The Platform Integration element performs systems integration of mission specific combat suites for both fixed and rotary wing aircraft and postal automation.

  The Corporation is the prime contractor for the U.S. Navy's AEGIS fleet air defense system, including the Vertical Launch System, and for the development and integration of the EH-101 Merlin helicopter's anti-submarine warfare system for the United Kingdom's Ministry of Defence. In addition, the Sector is the prime contractor for the Multiple Launch Rocket System, the U.S. Army's general support fire power system, and the U.S. Air Force and Navy LANTIRN targeting and navigation system. The Sector also produces the Target Acquisition

Designation Sight / Pilot Night Vision Sensor. In 1998, the Sector anticipates that an increased percentage of its revenues will be derived from the Army Tactical Missile System.

  The Electronics Sector also manufactures and installs bar code readers and sorters for the U.S. Postal Service and international postal services. In 1997, the Sector was awarded 25 domestic and international postal contracts to provide advanced recognition, automation, material handling and information management systems. In addition, the Electronics Sector was awarded contracts for the production of four AEGIS weapon systems for the Spanish Navy and, through the Lockheed Martin/Tenix joint venture, for the development and production of the Jindalee Operational Radar Network, a wide-area surveillance system of over-the-horizon radars in Australia.

  Net sales by the Electronics Sector represented 25.2% of the Corporation's total net sales in 1997. Net sales to the United States Government, excluding Foreign Military Sales, represented 68.5% of the Sector's net sales in 1997.

Information & Services Sector
-----------------------------

  The Information & Services Sector consists of four major lines of business: systems integration and command, control, communications, computer and intelligence (C4I) systems; federal technology services;

state and municipal systems support services; and commercial systems and products. The Sector's activities include the development, integration and operation of large, complex information systems, including satellite command and control systems, simulation and training systems, and nationally critical intelligence systems. The Sector provides federal government, civil and military customers with engineering, scientific, management, technical and information technology support. Services to state and local government customers include systems development, integration and operational support in the areas of welfare reform, municipal services, children and family services, transportation, and telecommunications. Commercial systems businesses include information technology services, computer peripheral products, real-time 3-D graphics products and enterprise data management software. The Sector also provides Lockheed Martin companies with internal information systems support.

  Through its Technology Services Group, the Information & Services Sector provides a wide array of science and engineering, information management, operation and maintenance, logistics, assembly and test and installation services to governmental agencies and prime contractors. The Sector is upgrading the U.S. National Air Traffic Control System through replacement of display systems at 20 Federal Aviation Administration (FAA) Air Route Traffic Control Centers. The Sector is currently completing the New En Route Centre for the United Kingdom. In addition, the Sector performs a substantial amount of classified work. In November 1997, the Corporation divested its Access Graphics business.

  In 1997, the Sector was awarded a 10-year contract to provide engineering services in support of the FAA's modernization of the nation's air traffic control system, a contract to provide information systems development and maintenance to the United States Patent and Trademark Office and two contracts to support the Environmental Protection Agency's computing and telecommunications requirements. The United Kingdom National Air Traffic Services selected Sky Solutions Ltd. as preferred bidder for the New Scottish Centre, a major new air traffic control facility to be built at Prestwick, Scotland. Sky Solutions is owned by the Corporation and Bovis Ltd. The Sector is performing contracts under which it provides information technology services and support for commercial and federal government customers, such as the Department of Housing and Urban Development and the Social Security Administration. Lockheed Martin was also selected as the North American Numbering Plan Administrator and signed four Local Number Portability Contracts to develop and operate a system to allow telephone customers to switch local service providers while keeping their existing telephone numbers.

  Net sales by the Information & Services Sector represented 23.0% of Lockheed Martin's total net sales in 1997. Net sales to the United States Government, excluding Foreign Military Sales, represented 62.6% of the Sector's net sales in 1997.

Aeronautics Sector
------------------

  The Aeronautics Sector operates in the following primary lines of business; tactical aircraft, airlift, surveillance/command, maintenance/modification/logistics, reconnaissance and advanced development programs. Programs include the F-22 air-superiority fighter, Joint Strike Fighter, F-16 multirole fighter, C-130J tanker/transport, X-33 reusable launch vehicle technology demonstrator, DarkStar reconnaissance vehicle, Airborne Early Warning & Control systems, Contractor Logistics Support and a variety of maintenance and modification programs for aircraft such as U.S. Navy P-3s and U.S. Air Force KC-10s, as well as the Big Safari modification program for special operations forces. The Aeronautics Sector is composed of four Operating
Companies: Aeronautical Systems, Aircraft & Logistics Center, Skunk Works, and Tactical Aircraft Systems.

  The Sector's largest programs include serving as the prime contractor on the F-16 "Fighting Falcon" fighter aircraft, leading the team responsible for the Air Force's F-22 air-superiority fighter program that achieved first flight in 1997 and manufacturing the C-130 series airlift aircraft. The Corporation also provides sustaining engineering, modifications and upgrading for existing aircraft, including the F-117 fighter bomber, the U-2 reconnaissance aircraft, and earlier model C130s. Through the Skunk Works and other operating units, the Aeronautics Sector performs a substantial amount of classified work. The Sector anticipates an increased percentage of its revenues in 1998 will result from the joint Japan/U.S. production of the F-2 aircraft.

  In 1997, the Corporation completed a critical design review of the X-33 single-stage-to-orbit reusable launch vehicle technology demonstrator, the next generation of space shuttle, providing go-ahead for assembly of the subscale prototype. The Corporation also began fabrication of two concept demonstration aircraft and entered teaming agreements with Northrop Grumman and British Aerospace in connection with the Joint Strike Fighter (JSF) Program. JSF Program tasks include the design, development, construction and flight test of a full-scale demonstration aircraft. In November 1997, the Sector's thrust reverser business was divested.

  Net sales by the Aeronautics Sector represented 21.5% of the Corporation's total net sales in 1997. Net sales to the United States

Government, excluding Foreign Military Sales, represented 48.2% of the Sector's net sales in 1997.

Energy & Environment Sector
---------------------------

  The Energy & Environment Sector's activities primarily focus on the management of various U.S. Department of Energy (DOE) facilities, environmental management and remediation, and enrichment services. The Corporation is the largest management and operations contractor within the DOE's system of laboratories, managing energy research and defense programs at, among other facilities, the Sandia National Laboratories, the Idaho National Engineering and Environmental Laboratory and the Oak Ridge National Laboratory. These contractual arrangements provide for the Corporation to be reimbursed for the cost of operations and receive a fee for performing management services. Only the management fees are reflected within Lockheed Martin's net sales and earnings. The Corporation is one of two competitors for the DOE's Tank Waste Remediation System-Privatization program.

  Net sales by the Sector represented less than 1% of the Corporation's total net sales in 1997. Net sales to the United States Government represented 81.2% of the Sector's net sales in 1997.

Additional Activities and Business Segment Reporting
----------------------------------------------------

  In addition to the above activities, Lockheed Martin has real estate subsidiaries in Florida and Maryland; runs research laboratories; owns approximately a 20% interest in Loral Space & Communications, Ltd., a public company; owns approximately a 34% interest in L-3 Communications Corporation, a company formed in 1997 in connection with the repositioning of 10 of the Corporation's business units, is a joint venturer with Boeing in United Space Alliance and carries on other miscellaneous activities.

  For business segment reporting in the Corporation's consolidated financial statements, the Space & Strategic Missiles, Electronics, Information & Services and Aeronautics Sectors each comprise reportable business segments. The Energy & Environment Sector, together with the additional activities described in the preceding paragraph, are reported as Energy and Other and represent the balance of the Corporation's revenues.

  The Corporation's principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817. The telephone number of the Corporation is
(301) 897-6000.

COMPETITION AND RISK

  Lockheed Martin's sales to the U.S. Government, excluding Foreign Military Sales, amounted to 65.5% of net sales for the year ended December 31, 1997. Sales to foreign governments comprised 17.3% of net sales for fiscal year 1997 and approximately 17.2% of net sales were to commercial customers (of which 21.3% were to international customers).

  Lockheed Martin encounters extensive competition in all of its lines of business with numerous other contractors on the basis of price, as well as technical and managerial capability. The on-going consolidation of the United States defense industry has intensified this competition as competitors are now generally larger and more capable. At the same time, the number of contracts awarded has decreased. In some instances, for example, the ongoing competition for the Joint Strike Fighter, winning the competition may be a significant determinant of whether the competitors are able to remain in that line of business. In addition, the decrease in the number of contracts awarded and intensified competition for those contracts that are awarded increasingly requires the Corporation to generate working capital and invest in fixed assets in order to maintain and/or expand its government business.

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

  Of the 1997 net sales of the Corporation, 65.5% were made to the United States Government, either as a prime contractor or as a subcontractor, for which there is intense competition. Accordingly, a significant portion of the Corporation's sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments, and the availability of funds. Other characteristics of the industry are complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the rapidity with which product lines become obsolete due to technological advances and other factors characteristic of the industry. Certain risks inherent in the current defense and aerospace business environment are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 through page 24 of the Corporation's 1997 Annual Report to Shareholders (the "1997 Annual Report").

  Earnings may vary materially depending upon the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

  The Corporation's international business involves additional risks, such as exposure to currency fluctuations, offset obligations and changes in foreign economic and political environments. In addition, international transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and widely differing legal systems, customs and mores in foreign countries. The Corporation expects that international sales as a percentage of the overall sales of the Corporation will continue to increase in future years as a result of, among other things, continuing changes in the United States defense industry.

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

RAW MATERIALS AND SEASONALITY

  While certain of the Corporation's businesses require relatively difficult to obtain raw materials, the Corporation has not experienced significant difficulties in its ability to obtain raw materials and other supplies needed in its manufacturing processes, nor does the Corporation expect such difficulties to arise in the future. No material portion of the business of the Corporation is considered to be seasonal.

GOVERNMENT CONTRACTS AND REGULATIONS

  All government contracts and, in general, subcontracts thereunder are subject to termination in whole or in part at the convenience of the United States Government as well as for default. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Lockheed Martin generally would be entitled to receive payment for work completed and allowable termination or cancellation costs if any of its government contracts were to be terminated for convenience. Upon termination for convenience of cost-reimbursement-type contracts, the contractor is normally entitled, to the extent of available funding, to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the proportion of the work accomplished prior to the termination for convenience and is determined by negotiation. Upon termination for convenience of fixed-price-type contracts, the contractor is normally entitled, to the extent of available funding, to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

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

BACKLOG

  Lockheed Martin's total negotiated backlog at December 31, 1997, was $47.1 billion compared with $50.4 billion at the end of 1996. A portion of the change in total negotiated backlog between year-end 1996 and 1997 is the impact of divestitures. The total negotiated backlog of the Sectors at December 31, 1997 was as follows: Space & Strategic Missiles - $16.8 billion, Electronics - $9.8 billion, Information & Services - $6.7 billion, and Aeronautics - $13.5 billion. Unlike the other Sectors, the Energy & Environment Sector is not a reportable business segment. The reportable business segment of which Energy & Environment is part, Energy and Other, had total negotiated backlog at December 31, 1997 of $0.3 billion. Of this figure, almost all was attributable to the Energy & Environment Sector. These figures are all approximate and include both unfilled firm orders for the Corporation's products for which funding has been authorized and appropriated by the customer (Congress, in the case of United States Government agencies) and firm orders for which funding has not been appropriated.

  Backlog information and comparisons thereof as of different dates may not be accurate indicators of future sales or the ratio of Lockheed Martin's future sales to the United States Government versus its sales to other customers.

  Of the Corporation's total 1997 year-end backlog, approximately $31.6 billion, or 67.1%, is not expected to be filled within one year.

ENVIRONMENTAL REGULATION

  Lockheed Martin's operations are subject to and affected by a variety of federal, state, and local environmental protection laws and regulations. The Corporation is involved in environmental responses at certain of its facilities, former facilities and at certain other sites not owned by the Corporation (third-party sites) where the Corporation has been designated a "Potentially Responsible Party" (PRP) by the U.S. Environmental Protection Agency (EPA) or by a state agency. At such third-party sites, the EPA or a state agency has identified the site as requiring removal or remedial action under the federal "Superfund" and other related federal or state laws governing the remediation of hazardous materials. Generally, PRPs that are ultimately determined to be "responsible parties" are strictly liable for site clean-ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Corporation is potentially liable for the full cost of funding such remediation. In the unlikely event that the Corporation were required to fund the entire cost of such remediation, the statutory framework provides that the Corporation may pursue rights of contribution from the other PRPs.

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

  Management does not believe that adherence to presently applicable environmental regulations at its own facilities or in its contract management capacity at government-owned facilities will have a material adverse effect on Lockheed Martin's consolidated financial position or results of operations. For additional details, see "Legal Proceedings" on page 32 through page 41. See also "Note 16 -- Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" on page 41 through page 42 and "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters" on page 23 through page 24 of the 1997 Annual Report.

RESEARCH AND DEVELOPMENT

  Lockheed Martin conducts significant research and development activities, both under contract funding and with Independent Research and Development (IR&D) funds. Lockheed Martin expended approximately $1.016 billion in 1997, $1.042 billion in 1996 and $778 million in 1995 using IR&D and bid and proposal funds, a substantial portion of which was included in overhead allocable to United States Government contracts. A significant portion of the increase in amounts expended in 1997 and 1996 as compared to 1995 reflects the Corporation's acquisition of Loral Corporation.

  During fiscal year 1997, the Corporation did not undertake the development of a new product or line of business requiring the investment of a material amount of the Corporation's total assets, however, the Corporation's launch investment strategy is requiring increasing investments by the Corporation in the development and improvement of launch vehicles.

  See "Research and development and similar costs" in "Note 1--Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" on page 32 of the 1997 Annual Report.

EMPLOYEES

  As of December 31, 1997, Lockheed Martin had approximately 173,000 employees, the majority of whom were located in the United States. The Corporation has a continuing need for many skilled and professional personnel in order to meet contract schedules and obtain new and ongoing orders for its products. Approximately 33,000 of Lockheed Martin's employees are covered by 120 separate collective bargaining agreements with various international and local unions. Management considers employee relations generally to be good and believes that the probability is remote that renegotiating these contracts will have a material adverse effect on its business.

YEAR 2000

  The Corporation is near completion of a thorough assessment of the effect of Year 2000 issues on its computer systems. The Corporation is also near completion of the development of plans to resolve those issues identified in the assessment. Current plans provide for substantially all of the Corporation's systems to be Year 2000 compliant by the end of 1999. Based on information currently available from the Corporation's internal assessment, management does not believe that the costs associated with Year 2000 activities over the next two years will have a material adverse effect on the Corporation's consolidated results of operations or financial position.

FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

  This Annual Report on Form 10-K contains or incorporates by reference statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Annual Report on Form 10-K. The Corporation does not undertake any obligation to publicly release any revisions to forward looking statements to reflect events or circumstances or changes in expectations after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events. The forward looking statements in (or incorporated by reference in) this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings, including but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 14 through 17 and 18 through 19 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 24 of the 1997 Annual Report, "Note 1 -
Summary of Significant Accounting Policies", "Note 2 - Transaction Agreement with Northrop Grumman Corporation", and "Note 16 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 31 through 32, pages 32 through 33 and 41 through 42, respectively of the Audited Financial Statements included in the 1997 Annual Report.

ITEM 2.  PROPERTIES

  At December 31, 1997, the Corporation operated in approximately 486 offices, facilities, manufacturing plants, warehouses, service centers, and laboratories throughout the United States and internationally. Of these, the Corporation owned floor space at approximately 70 locations aggregating approximately 44.6 million square feet. The Corporation leased space at approximately 416 of its locations aggregating approximately 25.8 million square feet. Additionally, the Corporation manages and/or occupies various government-owned facilities at Marshall Space Flight Center in Alabama; Livermore, Palmdale, San Diego, Santa Cruz, Sunnyvale and Vandenberg Air Force Base in California; Cape Canaveral Air Force Station and Kennedy Space Center in Florida; Marietta, Georgia; Kauai, Hawaii; Idaho Falls and Scoville, Idaho; the United States Enrichment facilities at Paducah, Kentucky and Piketon, Ohio; the NASA Michoud Assembly Facility near New Orleans, Louisiana; Stennis Space Center in Mississippi; Las Vegas, Nevada; Sandia National Laboratories in New Mexico; Knolls Atomic Power Laboratory at Niskayuna, New York; the Department of Energy facility at Oak Ridge, Tennessee; Houston and Ft. Worth, Texas, among others. The United States Government also furnishes certain equipment and property used by the Corporation.

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

                                                                              SQUARE FOOTAGE
                                                                               (In Millions)
                                                                     --------------------------------
SECTOR                                       LOCATION                     OWNED            LEASED
-----------------------------   ----------------------------------   ---------------   --------------
Space & Strategic               Sunnyvale and Palo
  Missiles                      Alto, CA                                        6.3                .7
                                Waterton and
                                Littleton, CO                                   4.0                .4
                                East Windsor, NJ                                 .7
                                King of Prussia, PA                              .9
Information &                   Goodyear, AZ                                    1.0
  Services                      San Jose, CA                                     .5
                                Colorado Springs, CO                             .3                .2
                                Orlando, FL                                     1.0                .2
                                Gaithersburg, MD                                 .5
                                King of Prussia, PA                              .5                .6
                                Reston/Fairfax, VA                                                 .9
Aeronautics                     Ontario, CA                                                        .9
                                Palmdale, CA                                    2.2
                                Marietta, GA                                    1.9
                                Greenville, SC                                                     .8
                                Ft. Worth, TX                                    .8                .2
Electronics                     Camden, AK                                                        1.5
                                Orlando, FL                                     2.2                .3
                                Eagan, MN                                        .6
                                Nashua, NH                                      2.5
                                Moorestown, NJ                                   .9                .2
                                Great Neck, NY                                  1.4
                                Johnson City, NY                                                   .6


                                Owego, NY                                       1.5
                                Syracuse, NY                                                      1.5
                                Akron, OH                                       2.6
                                Grand Prairie, TX                                .4               2.0
                                Manassas, VA                                    1.4

  The above information excludes facilities associated with the former Access Graphics business unit located in Boulder, Colorado which was divested effective as of November 17, 1997, as well as the facilities owned and leased by L-3 Communications Corporation.

  Finally, the Corporation owns various large tracts of land which are available for sale or development. The location and approximate size of these large tracts include:

                             LOCATION                                      ACREAGE
         -------------------------------------------------   ------------------------------------
    1.   Potrero Creek, CA                                                                   9100
    2.   Beaumont Gateway, CA                                                                2800
    3.   Orlando, FL (under option)                                                          2000
    4.   Palmdale, CA                                                                         650
    5.   Austin, TX                                                                           600

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

ITEM 3.  LEGAL PROCEEDINGS

  The Corporation is primarily engaged in providing products and services under contracts with the United States Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the United States Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. United States Government investigations of the Corporation, whether relating to these Government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future Government contracting. The Corporation is also a party to or has its property subject to various other litigation and proceedings, including matters arising under provisions relating to the protection of the environment (collectively, "proceedings").

     As previously reported, on June 7, 1990, Boggs, et al. v. Divested Atomic Energy Corporation, et al., was filed against various defendants including Lockheed Martin Energy Systems ("LMES"). Plaintiffs' request for class certification was granted and the case is pending in the United States District Court for the Eastern District of Ohio. Plaintiffs seek $600 million in compensatory and $600 million in punitive damages based upon allegations that the defendants discharged hazardous substances into the environment. In the event that any damages are awarded in these proceedings, such damages will be allowable costs under contracts between LMES and the Department of Energy ("DOE").

     LMES has received a notice of violation from the Tennessee Department of Environmental Quality relating to alleged violations of state hazardous waste management regulations in connection with the company's operations at the DOE complex at Oak Ridge Tennessee. Although the DOE is the principal operator of this complex, LMES has entered into an arrangement with the DOE by which the company takes direct regulatory responsibility for certain day-to-day activities under the company's control at the K-25 and Y-12 facilities within the complex. The state made an initial penalty demand of just under $500,000 in connection with the notice of violation, and the company is in negotiation with the state over the content of the notice as well as the amount of the penalty sought.

     The District Attorney for Mendocino County, California has notified the Corporation that it has prepared a civil complaint naming the Corporation, M4 Environmental L.P. and a third party for alleged violations of state and county environmental laws at the Retech facility in Ukiah, California. The Retech operations relate to efforts by Lockheed Martin Advanced Environmental Systems to develop technologies for treating mixed radioactive/hazardous wastes generated by DOE facilities. Although none of the District Attorney's allegations implicate radioactive materials, the allegations cover a broad cross-section of conventional environmental laws, including air and water resources, hazardous materials handling, and storage tank issues, as well as alleged violations of California's unfair business practices statute. Negotiations are at the very earliest stages with the District Attorney's office, and while the potential liability of the Corporation, if any, cannot be estimated at this time it could be in excess of $100,000.

     The Corporation's property in Burbank, California (a former aircraft manufacturing facility) is the subject of a 1991 consent decree with the U.S. Environmental Protection Agency ("EPA") which obligates the Corporation to design and construct facilities to monitor, extract and treat groundwater. A second consent decree is being finalized which will obligate the Corporation to fund the continued operation and maintenance of these facilities through the year 2018. As is common practice, at the time the 1991 consent decree was lodged, the EPA filed a suit with the United States

District Court for the Central District of California in order to provide that Court with jurisdiction over the Consent Decree. The Corporation filed an Answer and Counterclaim in March, 1997, in the EPA's suit asserting indemnity/contribution claims against the Government based upon the Government's ownership and operation of the former aircraft manufacturing facility. The same former facility is subject to a cleanup and abatement order from the California Regional Water Quality Board which requires site assessment and action to abate groundwater contamination through a combination of groundwater and soil cleanup and treatment. (See "Note 16 -Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" on page 41 through page 42 of the 1997 Annual Report). On August 1, 1996, the Corporation consummated a settlement with a group of 1,350 residents living in the vicinity of the former facility. The settlement, valued at approximately $67 million, resolved, without litigation, claims of personal injury and property damage asserted by the residents and alleged to be related to environmental contamination stemming from historical operations of the former facility. The Corporation settled the matter for business reasons after a lengthy mediation, without any admission of liability, notwithstanding its continuing position that the former facility does not and has not posed a risk to the community. As the result of publicity surrounding the settlement, the Corporation has been named in two purported federal class action suits and a series of seventeen state actions on behalf of approximately 3,400 individual residents and former residents of Burbank alleging similar claims of personal injury, property damage and fear of future illnesses. As with its remediation activities relating to environmental matters, the Corporation has tendered these matters to its insurance carriers who have provided a defense but are contesting coverage.

     Following the filing of the lawsuits against the Corporation in connection with its former aircraft manufacturing facility (In re Burbank Environmental Litigation), five similar "copycat" actions were filed against the Corporation in connection with the Corporation's former operations in Redlands, California (e.g., Carrillo v. LMC). More lawsuits are expected in the Redlands area.

     The Corporation previously reported that Lockheed Martin Electro-Optical Systems was served with two grand jury subpoenas issued by the United States District Court for the Central District of California and two Department of Defense Inspector General's ("DOD IG") subpoenas all relating to the accounting treatment of contract payments received from the Government. The United States Attorney's Office for the Central District of California has advised the Corporation that it has closed its criminal investigation. The Government's civil investigation continues.

     The Corporation previously reported that Lockheed Martin Electronics and Missiles was served with a DOD IG subpoena in connection with a Government investigation of allegations that the Corporation's proposal for the Paperless LANTIRN Automated Depot contract was defectively priced. The Government has advised the Corporation that this investigation has been closed.

     As previously reported, on July 11, 1997, the Corporation was served with a grand jury subpoena issued by the United States District Court for the Western District of Tennessee, seeking documents related to the operation of the Milan Army Ammunition Plant. The Corporation has been informed that the subpoena is a continuation of a kickback investigation initiated in January 1994 and previously reported by the Corporation. The Department of Justice has advised the Corporation that it is no longer pursuing a criminal investigation of the Corporation. The Government's civil investigation of the Corporation continues. The Milan Army Ammunition Plant was operated by the Corporation's Armament Systems business which was sold to General Dynamics Corporation effective January 1, 1997. Under the terms of the agreement with General Dynamics, the Corporation retained responsibility for investigations of this type.

     As previously reported, on July 7, 1995, the Corporation was served with a subpoena issued by the United States District Court for the Eastern District of New York seeking documents relating to a number of programs conducted at Lockheed Martin Tactical Defense Systems - Great Neck. The Corporation has been provided minimal information concerning the focus of the investigation, but it appears to arise from anonymous complaints provided to the United States Government by employees about testing and quality control matters. The Corporation is unaware of any such issues and is cooperating in the Government's continuing investigation of this matter.

     As previously reported, by letter dated September 21, 1995, the Corporation informed the DOD IG that the Corporation had become aware of certain potential accounting issues which the Corporation was investigating with respect to the LANTIRN program. Subsequently, the United States Attorney's Office for the Middle District of Florida advised the Corporation that a grand jury is investigating allegations of fraud in connection with certain LANTIRN program contracts. These allegations were first made in qui tam complaints filed against the Corporation and unsealed on July 16, 1996. In connection with its investigation, the Government has served two DOD IG subpoenas on the Corporation and six grand jury subpoenas on employees of the Corporation. The Corporation and its employees have responded to the subpoenas and the Government's investigation continues.

     As previously reported, on January 23, 1996, Lockheed Martin Electronics & Missiles was served with a grand jury subpoena issued by the United States District Court for the Middle District of Florida at Jacksonville seeking documents related to the manufacture and testing of two circuit card assemblies used in the production of the Hellfire I missile for the U.S. Army. On July 24, 1996, a second grand jury subpoena was served on the Corporation related to the same subject matter and the Government's investigation of this matter is continuing.

     As previously reported, on June 25, 1996, Lockheed Martin Engineering & Science Services was served with a grand jury subpoena issued by the United States District Court for the Southern District of Texas seeking documents related to two former employees of a predecessor company, Lockheed Engineering & Sciences Company (LESC), and pertaining to an investigation of cost accounting issues in connection with NASA service and support contracts. The United States Attorney's office for the Southern District of Texas has advised the Corporation that it has closed its criminal investigation. The Government's civil investigation continues.

  As previously reported, on November 27, 1996, Lockheed Martin Tactical Defense Systems - Great Neck was served with a grand jury subpoena issued by the United States District Court for the Eastern

District of New York seeking documents related to tax and financial reporting issues and the outsourcing of quality tasks contained in various contract proposals. The Corporation expects this investigation to continue.

     As previously reported, on February 6, 1997, three former employees of the Corporation were served with subpoenas ad testificandum (to testify) issued by a federal grand jury in Jackson, Tennessee. The individuals were employees of the Corporation's Armament Systems business which was sold to General Dynamics Corporation effective January 1, 1997. Under the terms of the agreement with General Dynamics, the Corporation retained responsibility for investigations of this type. The Corporation has cooperated within the Government's investigation.

     As previously reported, on August 19, 1997, Lockheed Martin IMS was served with a grand jury subpoena issued by the United States District Court for the District of Columbia seeking documents relating to a procurement of parking meter and other services by the District of Columbia. The Corporation has cooperated with the Government's investigation.

  The Corporation is involved in various other legal and environmental proceedings arising in the ordinary course of its business, but in the opinion of management and counsel in the Office of General Counsel of the Corporation the probability is remote that the outcome of any such litigation or proceedings, whether specifically described above or referred to generally in this paragraph, will have a material adverse effect on the results of the Corporation's operations or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997. At a Special Meeting of Stockholders of the Corporation held on February 26, 1998 (the "Special Meeting"), the stockholders of the Corporation approved a proposal (the "Merger Proposal") to issue shares of Lockheed Martin Common Stock to stockholders of Northrop Grumman in connection with the Merger. The vote on the Merger Proposal was as follows:


  For          Against/Withheld       Abstentions/Broker Non-votes
  ---          ----------------       ----------------------------
154,963,677        1,598,121                 13,878,762

  At the Special Meeting, the stockholders of the Corporation also approved a proposal (the "Charter Amendment Proposal") to amend the Charter of the Corporation to increase the number of authorized shares of Lockheed Martin Common Stock. The vote on the Charter Amendment Proposal was as follows:


  For          Against/Withheld       Abstentions/Broker Non-votes
  ---          ----------------       ----------------------------
157,792,462        11,623,307                 1,024,791

ITEM 4(a).   EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of Lockheed Martin Corporation are listed below. There were no family relationships among any of the executive officers and directors of the Corporation. All officers serve at the pleasure of the Board of Directors.

                               POSITIONS AND
                             OFFICES HELD WITH                           PRINCIPAL OCCUPATION AND
Name                            CORPORATION                                 BUSINESS EXPERIENCE
(Age at 12/31/97)              (Year Elected)                                (Past Five Years)
---------------------   ----------------------------   -------------------------------------------------------------
Norman R. Augustine       Chairman of the Board;          Chairman of Lockheed Martin since January 1997.  Chief Executive
 (62)                     Director (1995)                 Officer of Lockheed Martin from January, 1996 through August 1,
                                                          1997.  Vice Chairman of Lockheed Martin from April to December
                                                          1996.  President of Lockheed Martin from March 1995 to June
                                                          1996.  Previously served as Chairman and Chief Executive Officer of Martin Marietta from 1988 to 1995;  and director of Martin
                                                          Marietta from 1986 to 1995.

Marcus C. Bennett         Executive Vice President and    Executive Vice President and Chief Financial Officer of Lockheed
 (61)                     Chief Financial Officer;        Martin since July 1996; Senior Vice President and Chief
                          Director (1995)                 Financial Officer of Lockheed Martin from March 1995 to July
                                                          1996.  Previously served as Vice President and Chief Financial
                                                          Officer of Martin Marietta from 1988 to 1995; and director of
                                                          Martin Marietta from 1993 to 1995.

James A. Blackwell,       Sector President and Chief      President and Chief Operating Officer, Aeronautics Sector since
 Jr. (57)                 Operating Officer -             March 1995; previously served in Lockheed as Vice President and
                          Aeronautics                     President from 1993 to 1995 of Lockheed Aeronautical Systems
                                                          Company; served as an executive employee of Lockheed
                                                          Aeronautical Systems Company from 1986 until 1995.

Melvin R. Brashears       Sector President and Chief      President and Chief Operating Officer Space & Strategic Missiles
 (52)                     Operating Officer - Space &     Sector, since January 1996; Deputy, Space & Strategic Missiles
                          Strategic Missiles              Sector from November 1995 to December 1995; Executive Vice
                                                          President of Lockheed Missiles & Space Company, Inc. from March
                                                          1995 to November 1995 and President of Lockheed Commercial Space
                                                          Company; previously served in Lockheed Corporation as Vice
                                                          President and Assistant General Manager, Space Systems Division,
                                                          Lockheed Missiles & Space Company, Inc., from 1992 to 1995;
                                                          Director of Advanced Space Programs, from 1991 to 1992.

Vance D. Coffman (53)     Chief Executive Officer and     Chief Executive Officer and Vice Chairman of Lockheed Martin
                          Vice Chairman; Director         since August 1997; President of Lockheed Martin from June 1996
                          (1996)                          to July 1997 and Chief Operating Officer from January 1996 to
                                                          July 1997; Executive Vice President from January to June 1996;
                                                          President and Chief Operating Officer, Space & Strategic
                                                          Missiles Sector from March 1995 to December 1995; previously served as Executive Vice President of Lockheed from 1992 to
                                                          1995; and President of Lockheed Space Systems Division in 1988.

Thomas A. Corcoran (53)   Sector President and Chief      President and Chief Operating Officer, Electronics Sector since
                          Operating Officer -             March 1995; previously served in Martin Marietta Corporation as
                          Electronics                     President, Electronics Group, from 1993 to 1995; previously served at General Electric Corporation as Vice President and
                                                          General Manager, from 1990 to 1993.

Philip J. Duke (52)       Vice President - Finance        Vice President Finance since July 1996; Chief Financial Officer,
                                                          Space & Strategic Missiles Sector from March 1995 to July 1996;
                                                          previously served as Vice President Finance, Martin Marietta from 1994 to 1995; Chief Financial Officer, Electronics Sector
                                                          of Martin Marietta from 1993 to 1994; and Vice President
                                                          Business Management of Martin Marietta from 1987 to 1993.



Arthur E. Johnson (51)    Sector President and Chief      President and Chief Operating Officer Information & Services
                          Operating Officer -             Sector, since August 1997; President, Systems Integration Group
                          Information & Services          from January to August, 1997; President, Lockheed Martin Federal
                                                          Systems from January 1996 to January 1997; previously served as
                                                          Vice President, Loral Federal Systems Group of Loral Corporation
                                                          from 1994 to 1996 and President and Chief Operating Officer of
                                                          IBM Federal Systems Division from 1992 to 1994.

Todd J. Kallman (41)      Vice President and Controller   Vice President and Controller since August 1997; Vice President
                                                          Finance, Aeronautics Sector from July 1995 to August 1997; Vice President
                                                          Business Management, Lockheed Martin Aeronautical Systems Company from
                                                          March 1995 to July 1995; previously served as Vice President Business
                                                          Management, Lockheed Aeronautical Systems Company from 1994 to 1995;
                                                          Vice President Finance, Lockheed Aeronautical Systems Company from 1992 to
                                                          1994.

Frank H. Menaker, Jr.     Senior Vice President and       Senior Vice President since July 1996; Vice President and
 (57)                     General Counsel                 General Counsel for Lockheed Martin Corporation March 1995 to
                                                          July 1996, after having served in the same capacity for Martin
                                                          Marietta Corporation since 1981.

Walter E. Skowronski      Vice President and Treasurer    Vice President and Treasurer since March 1995; previously served
 (49)                                                     in Lockheed Corporation as Vice President and Treasurer from
                                                          1992 to 1995; served as staff Vice President, Investor Relations from 1990 to 1992.

Robert J. Stevens (46)    Sector President and Chief      President and Chief Operating Officer, Energy and Environment
                          Operating Officer - Energy &    Sector, since January 1998; President, Air Traffic Management
                          Environment                     Division from June 1996 through January 1998; Executive Vice
                                                          President and Senior Vice President and Chief Financial Officer
                                                          of Air Traffic Management from December 1993; previously served as an executive employee of Loral Corporation from August 1987.

Peter B. Teets (55)       President and Chief             President and Chief Operating Officer of Lockheed Martin since
                          Operating Officer; Director     August 1997; President and Chief Operating Officer, Lockheed
                          (1997)                          Martin Information & Services Sector from  March 1995 to July
                                                          1997; previously served as Corporate Vice President of Martin Marietta from 1985 to 1995, President of Martin Marietta Space Group from
                                                          1993 to 1995, and President of Martin Marietta Astronautics
                                                          Group from 1987 to 1993.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

  There were approximately 42,433 holders of record of Lockheed Martin Corporation Common Stock, $1 par value, as of December 31, 1997. The Corporation's Common Stock is traded on the New York Stock Exchange, Inc. Information concerning stock prices and dividends paid during the past two years is as follows:



                                                          Common Dividends Paid and Market Prices
                                                          ---------------------------------------
                                                                                    Market Price


Quarter                                   ----------------                 High/Low                    High/Low
-------                                    Dividends Paid                Sales Prices                Sales Prices
                                          ----------------               ------------                ------------
                                     1997               1996                 1997                        1996
                                  -------            -------                -----                       ------
First                              $ .40               $ .40           $     92.875/82              $80.875/73.125
Second                               .40                 .40              105.25/78.25                    86.75/73
Third                                .40                 .40            113.438/98.375                 91.75/76.25
Fourth                               .40                 .40            108.438/88.125                96.625/85.25
                                   -----               -----           ---------------              --------------
Year                                1.60                1.60             113.438/78.25                   96.625/73



ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this Item 6 is included under the caption "Consolidated Financial Data - Eight-Year Summary" on page 45 of the 1997 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 through page 24 of the 1997 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Corporation does not hold or issue derivative financial instruments for trading purposes. The Corporation uses derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. The aggregate value of derivative financial instruments held or issued by the Corporation is not material to the Corporation nor is the market risk posed. For additional discussion of the Corporation's use of such instruments see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Matters" on page 24 of the 1997 Annual Report and "Note 1 - Summary of Significant Accounting Policies, Derivative financial instruments" of the Notes to Consolidated Financial Statements on page 32 of the Audited Financial Statements included in the 1997 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is included under the captions "Consolidated Statement of Earnings," "Consolidated Statement of Cash Flows," "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity," and "Notes to Consolidated Financial Statements" on page 27 through page 44 of the Audited Consolidated Financial Statements included in the 1997 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 through page 24 of the 1997 Annual Report. This information is hereby incorporated by reference in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors required by this Item 10 is included under the caption "Election of Directors" in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 23, 1998 (the "1998 Proxy Statement"), and that information is hereby incorporated by reference in this Form 10-K. Information concerning executive officers required by this Item 10 is located under Part I, Item 4(a) on page 42 through page 45 of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this Item 11 is included in the text and tables under the caption "Compensation of Executive Officers" in the 1998 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is hereby incorporated by reference in this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is included under the headings "Security Ownership of Certain Beneficial Owners," "Securities Owned by Directors, Nominees and Named Executive Officers" and "Voting Securities and Record Date" in the 1998 Proxy Statement and that information is hereby incorporated by reference in this Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)    List of Financial Statements filed as part of the Form 10-K.

                                                                            Page
                                                                            ----

     The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries, included in the 1997 Annual Report, are incorporated by reference into Item 8 on page 48 of this Annual Report on Form 10-K. Page numbers refer to the 1996 Annual Report:

     Consolidated Statement of Earnings--
            Years ended December 31, 1997, 1996 and 1995 ..................  27

     Consolidated Statement of Cash Flows--
            Years ended December 31, 1997, 1996 and 1995 ..................  28

     Consolidated Balance Sheet--
            December 31, 1997 and 1996 ....................................  29

     Consolidated Statement of Stockholders' Equity--
            Years ended December 31, 1997, 1996 and 1995 ..................  30

     Notes to Consolidated Financial Statements--
            Years ended December 31, 1997, 1996 and 1995 ..................  31

   (2)      List of Financial Statement Schedules filed as part of this Form
            10-K.

     All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

Ernst & Young LLP

       The report of Lockheed Martin's independent auditors with respect to the above-referenced financial statements appears on page 26 of the 1997 Annual Report and that report is hereby incorporated by reference in this Form 10-K. The consent of Lockheed Martin's independent auditors appears as Exhibit 23 to this Annual Report on Form 10-K.

  (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

       (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 1997.

       During the first quarter of 1998, Lockheed Martin Corporation made the following filing on Form 8-K:

       (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 1998.

  (c)  Exhibits

       (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

                    (a) Agreement and Plan of Merger, dated as of July 2, 1997 (as amended as of September 27, 1997), by and among the Corporation, Hurricane Sub, Inc. and Northrop Grumman Corporation (incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-44671) filed by the Corporation on January 22, 1998).

          (3)(i)  Articles of Incorporation.

                    (a) Articles of Amendment and Restatement of Lockheed Martin Corporation (formerly Parent Corporation) filed with the State Department of Assessments and Taxation of the State of Maryland on February 7, 1995 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

           (ii)  Bylaws.

                    (a) Copy of the Bylaws of Lockheed Martin Corporation as amended through January 22, 1998.

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

                    (b)  See Exhibits 3(i) and 3(ii).

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

                    (c) Lockheed Martin Corporation Directors Deferred Stock Plan, as amended February 27, 1997.

                    (d) Agreement Containing Consent Order, dated December 22, 1994, among the Corporation, Lockheed Corporation, Martin Marietta Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (e) Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended February 27, 1997.

                    (f) Martin Marietta Corporation Post-Retirement Income Maintenance Plan for Directors, as amended (incorporated by reference to Exhibit 10(iii)(b) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                    (g) Resolutions dated June 27, 1997 relating to Lockheed Martin Corporation Financial Counseling Program for directors, officers, company presidents, and other key employees, as amended.

                    (h) Martin Marietta Corporation Executive Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (i) Deferred Compensation and Estate Supplement Plan, as amended (incorporated by reference to Exhibit 10(iii)(e) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                    (j) Martin Marietta Corporation Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9,
                         1995).

                    (k) Martin Marietta Corporation 1979 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.11 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (l) Martin Marietta Corporation 1984 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation's Registration Statement on

                         Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (m) Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (n) Martin Marietta Corporation Supplemental Excess Retirement Plan, as amended (incorporated by reference to Exhibit 10.15 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (o) Martin Marietta Corporation Restricted Stock Award Plan, as amended (incorporated by reference to Exhibit
                         10.16 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (p) Martin Marietta Corporation Long Term Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii)(m) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                    (q) Amended and Restated Martin Marietta Corporation Long-Term Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10(iii)(n) to Martin Marietta Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                    (r) Martin Marietta Corporation Directors' Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (s) Martin Marietta Corporation Executive Special Early Retirement Option and Plant Closing Retirement Option Plan (incorporated by reference to Exhibit 10.18 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (t) Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (u)  Form of Retention Agreement, including Addendum.

                    (v) Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended June 27, 1997.

                    (w) Lockheed Corporation 1992 Employee Stock Option Program (incorporated by reference to the Registration Statement on Form S-8 (No. 33-49003) of Lockheed Corporation filed with the Commission on September 11,
                         1992).

                    (x) Amendment to Lockheed Corporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (y) Lockheed Corporation 1986 Employee Stock Purchase Program, as amended (incorporated by reference to Exhibit 10.23 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (z) Lockheed Corporation 1982 Employee Stock Purchase Program, as amended (incorporated by reference to Exhibit 10.24 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (aa) Incentive Retirement Benefit Plan for Certain
                         Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (bb) Supplemental Retirement Benefit Plan for Certain
                         Transferred Employees of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (cc) Supplemental Benefit Plan of Lockheed Corporation, as
                         amended (incorporated by reference to Exhibit 10.27 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (dd) Long-Term Performance Plan of Lockheed Corporation and
                         its Subsidiaries (incorporated by reference to Exhibit
                         10.28 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (ee) Lockheed Martin Corporation Supplemental Savings Plan,
                         as amended and restated effective January 1, 1997.

                    (ff) Deferred Compensation Plan for Directors of Lockheed
                         Corporation, as amended (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (gg) Lockheed Corporation Retirement Plan for Directors, as
                         amended (incorporated by reference to Exhibit 10.31 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (hh) Form of Lockheed Corporation Termination Benefits
                         Agreement effective January 1, 1991 (included in Form 8, Amendment No. 1 to Exhibit 28 of Form 8-K dated November 5, 1990 of Lockheed Corporation and incorporated herein by reference).

                    (ii) Trust Agreement, as amended February 3, 1995, between
                         Lockheed Corporation and First Interstate Bank of California (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (jj) Lockheed Corporation Directors' Deferred Compensation
                         Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (kk) Trust Agreement, dated December 22, 1994, between
                         Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of

                         Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (ll) Lockheed Martin Corporation Directors Charitable Award
                         Plan (incorporated by reference to Exhibit 10(oo) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (mm) 1983 Stock Option Plan (incorporated by reference from
                         Loral Corporation's 1983 Proxy Statement).

                    (nn) Amendment to the 1983 Stock Option Plan (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1986, Exhibit 10.11).

                    (oo) Amended 1986 Stock Option Plan (incorporated by
                         reference from Loral Corporation's Form 10-Q for the quarter ended June 30, 1988, Exhibit 10.1).

                    (pp) Amendment to the 1983 and 1986 Stock Option Plans
                         (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1990,
                         Exhibit 10.8).

                    (qq) 1991 Amendment to the 1986 Stock Option Plan
                         (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1991,
                         Exhibit 10.9).

                    (rr) Loral Corporation Incentive Compensation Plan for
                         Senior Executives (incorporated
                         by reference from Loral Corporation's 1994 Proxy Statement).

                    (ss) 1994 Stock Option and Incentive Stock Purchase Plan
                         (incorporated by reference from Loral Corporation's 1994 Proxy Statement).

                    (tt) Loral Corporation Restricted Stock Purchase Plan
                         (incorporated by reference from Loral Corporation's Form 8-K dated May 13, 1987, Exhibit 10.28).

                    (uu) Amendment to the Loral Corporation Restricted Stock
                         Purchase Plan (incorporated by reference from Loral Corporation's Form 10-Q for the quarter ended June 30, 1987, Exhibit 10.2).

                    (vv) Restated Employment Agreement between Loral Corporation and Bernard L. Schwartz, dated as of April 1, 1990 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1990,
                         Exhibit 10.11).

                    (ww) Extension and Modification Agreement between Loral
                         Corporation and Bernard L. Schwartz dated as of June 14, 1994 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1995, Exhibit 10.11).

                    (xx) Split-dollar life insurance agreement with Bernard L.
                         Schwartz, dated as of March 15, 1990 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.13).

                    (yy) Split-dollar life insurance agreement with Bernard L.
                         Schwartz, dated as of

                         December 10, 1990 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.14).

                    (zz) Employment Contract between Loral Corporation and Frank
                         C. Lanza, dated as of April 1, 1987 (incorporated by reference from Loral Corporation's Form 10-Q for the quarter ended June 30, 1987, Exhibit 10.1 and Form 10-K for the fiscal year ended March 31, 1982, Exhibit 10.11).

                    (aaa)Amendment to Employment Contract between Loral
                         Corporation and Frank C. Lanza, dated as of March 31, 1988 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1988, Exhibit 10.19).

                    (bbb)Amendment to Employment Contract between Loral
                         Corporation and Frank C. Lanza, dated as of March 21, 1990 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1990, Exhibit 10.16).

                    (ccc)Amendment to Employment Contract between Loral
                         Corporation and Frank C. Lanza, dated as of April 1, 1992 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1992, Exhibit 10.17).

                    (ddd)Modification Agreement between Loral Corporation and
                         Frank C. Lanza dated as of June 14, 1994 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1995, Exhibit 10.18).

                    (eee)Split-dollar life insurance agreement with Frank C.
                         Lanza, dated as of August

                         5, 1985 (incorporated by reference from Loral Corporation's Form 10-K for the fiscal year ended March 31, 1991, Exhibit 10.18).

                    (fff)Loral Supplemental Executive Retirement Plan
                         (incorporated by reference to Exhibit 99.2 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                    (ggg)Loral Corporation Supplemental Bonus Plan (incorporated by reference to Exhibit 99.3 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                    (hhh)Loral Corporation Supplemental Severance Program
                         (incorporated by reference to Exhibit 99.4 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                    (iii)Form of Employment Protection Agreement between Loral
                         Corporation and Executives of Loral (incorporated by reference to Exhibit 99.5 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16,
                         1996).

                    (jjj)Loral Corporation Employment Protection Plan
                         (incorporated by reference to Exhibit 99.6 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                    (kkk)Amendment to Lockheed Martin Corporation Supplemental
                         Excess Retirement Plan (incorporated by reference to
                         Exhibit 10(nnn) of the Corporation's Annual Report in Form 10-K for the year ended December 31, 1996).

                    (lll)Amendment to Terms of Outstanding Stock Option Relating
                         to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10(ooo) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (mmm)Lockheed Martin Corporation Post-Retirement Death
                         Benefit Plan for Elected Officers, as amended (incorporated by reference to Exhibit 10(ppp) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (nnn)Lockheed Martin Corporation Directors Retirement Plan,
                         as amended (incorporated by reference to Exhibit 10(qqq) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (ooo)Deferred Performance Payment Plan of Lockheed Martin
                         Corporation Space & Strategic Missiles Sector.

                    (ppp)Resolutions of Board of Directors of Lockheed Martin
                         Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans.

        * Exhibits (10)(a) through (10)(c) and 10(e) through 10 (ppp) constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

      (12) Computation of ratio of earnings to fixed charges for the year ended December 31, 1997.

      (13) 1997 Annual Report to Security Holders (including an appendix describing graphic and image material). Those portions of the 1997 Annual Report to Security Holders which are not incorporated by reference in this Annual Report on Form 10-K shall not be deemed "filed" as part of this Report.

      (21)               List of Subsidiaries of Lockheed Martin Corporation.

      (23)               Consent of Ernst & Young LLP.

      (24)               Powers of Attorney.

      (27)               Financial Data Schedule

      Other material incorporated by reference:

          None.

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LOCKHEED MARTIN CORPORATION

Date:  March 18, 1998                 By:  /s/ FRANK H. MENAKER, JR.
                                               ---------------------
                                               Frank H. Menaker, Jr.
                                               Senior Vice President
                                               and General Counsel

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                  DATE
--------------------------   -------------------------   --------------

/s/Vance D. Coffman*         Chief Executive             March 18, 1998
--------------------------
 VANCE D. COFFMAN            Officer, Vice Chairman
                             and Director

/s/Marcus C. Bennett*        Executive Vice President,   March 18, 1998
--------------------------
 MARCUS C. BENNETT           Chief Financial Officer
                             and Director

/s/Todd J. Kallman*          Chief Accounting Officer    March 18, 1998
--------------------------
 TODD J. KALLMAN

/s/Norman R. Augustine*      Director                    March 18, 1998
--------------------------
 NORMAN R. AUGUSTINE

SIGNATURES                    TITLE                           DATE
----------                    -----                           ----

/s/Lynne V. Cheney*          Director                    March 18, 1998
------------------
 LYNNE V. CHENEY

/s/Houston K. Flournoy*      Director                    March 18, 1998
----------------------
 HOUSTON K. FLOURNOY

/s/James F. Gibbons*         Director                    March 18, 1998
--------------------------
   JAMES F. GIBBONS

/s/Edward E. Hood, Jr.*      Director                    March 18, 1998
--------------------------
   EDWARD E. HOOD, JR.

/s/Caleb B. Hurtt*           Director                    March 18, 1998
--------------------------
   CALEB B. HURTT

/s/Gwendolyn S. King*        Director                    March 18, 1998
--------------------------
   GWENDOLYN S. KING

/s/Vincent N. Marafino*      Director                    March 18, 1998
--------------------------
   VINCENT N. MARAFINO

/s/Eugene F. Murphy*         Director                    March 18, 1998
--------------------------
   EUGENE F. MURPHY

/s/Allen E. Murray*          Director                    March 18, 1998
--------------------------
   Allen E. Murray

/s/Frank Savage*             Director                    March 18, 1998
--------------------------
   FRANK SAVAGE

/s/Peter B. Teets            Director                    March 18, 1998
--------------------------
   PETER B. TEETS


SIGNATURES                    TITLE                           DATE
----------                    -----                           ----


/s/Daniel M. Tellep*         Director                    March 18, 1998
--------------------------
   DANIEL M. TELLEP

/s/Carlisle A.H. Trost*      Director                    March 18, 1998
--------------------------
   CARLISLE A.H. TROST

/s/James R. Ukropina*        Director                    March 18, 1998
--------------------------
   JAMES R. UKROPINA

/s/Douglas C. Yearley*       Director                    March 18, 1998
--------------------------
   DOUGLAS C. YEARLEY

           *By: /s/ STEPHEN M. PIPER         March 18, 1998
                   ------------------
                    (Stephen M. Piper, Attorney-in-fact**)


_____________________

**By authority of Powers of Attorney filed with this Annual
  Report on Form 10-K.