Form 10-Q
period 1998-03-31
LOCKHEED MARTIN CORP
filed 1998-05-08
CIK 936468

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    MARCH 31, 1998            COMMISSION FILE NUMBER  1-11437
                   --------------------                               ---------


                          LOCKHEED MARTIN CORPORATION
                      -----------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           MARYLAND                                             52-1893632
-------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                                20817
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (301) 897-6000
                                                        ---------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                    YES  X    NO
                                                        ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


          CLASS                               OUTSTANDING AS OF APRIL 30, 1998
--------------------------                   ----------------------------------
COMMON STOCK, $1 PAR VALUE                              195,539,792

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX

                                                                        Page No.
Part I.  Financial Information

 Item 1. Financial Statements

   Condensed Consolidated Statement of Earnings -
     Three Months Ended March 31, 1998 and 1997................................3

   Condensed Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1998 and 1997................................4

   Condensed Consolidated Balance Sheet -
     March 31, 1998 and December 31, 1997......................................5

   Notes to Condensed Consolidated Financial Statements........................6

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................11

Part II. Other Information

 Item 1. Legal Proceedings....................................................16

 Item 4. Submission of Matters to a Vote of Security Holders..................16

 Item 6. Exhibits and Reports on Form 8-K.....................................17

Signatures....................................................................18

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges...............19

Exhibit 27.   Financial Data Schedule.........................................20


                          LOCKHEED MARTIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                                     Three Months Ended
                                                          March 31,
                                                  1998               1997
                                            ----------------  ------------------
                                            (In millions, except per share data)

Net sales                                             $6,217              $6,674

Cost of sales                                          5,599               6,018
                                                      ------              ------

Earnings from operations                                 618                 656
Other income and expenses, net                            29                  21
                                                      ------              ------

                                                         647                 677
Interest expense                                         213                 201
                                                      ------              ------

Earnings before income taxes                             434                 476
Income tax expense                                       165                 186
                                                      ------              ------

Net earnings                                          $  269              $  290
                                                      ======              ======

Earnings per common share:
    Basic                                             $ 1.44              $ 1.49
                                                      ======              ======
    Diluted                                           $ 1.42              $ 1.35
                                                      ======              ======

Cash dividends declared per common share              $  .40              $  .40
                                                      ======              ======




See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Three Months Ended
                                                                      March 31,
                                                                   1998         1997
                                                                  --------    --------
                                                                   (In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                         $ 269       $ 290
Adjustments to reconcile net earnings to net cash (used for)
  provided by operating activities:
     Depreciation and amortization                                     253         311
     Changes in operating assets and liabilities                      (745)       (534)
                                                                  --------    --------

Net cash (used for) provided by operating activities                  (223)         67
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties, net of purchased operations                  (128)       (180)
Divestiture of Armament Systems and Defense Systems                     --         450
Other acquisition, investment and divestiture activities                57         (67)
Other                                                                   25          40
                                                                  --------    --------

Net cash (used for) provided by investing activities                   (46)        243
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings                       638        (219)
Net repayments related to long-term debt                              (325)        (11)
Issuances of common stock, net                                          34          12
Common stock dividends                                                 (78)        (77)
Preferred stock dividends                                               --         (15)
                                                                  --------    --------

Net cash provided by (used for) financing activities                   269        (310)
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                    --          --
Cash and cash equivalents at beginning of period                        --          --
                                                                  --------    --------

Cash and cash equivalents at end of period                        $     --    $     --
                                                                  ========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                               March 31,   December 31,
                                                  1998         1997
                                               ----------  -------------
                                                     (In millions)
ASSETS
Current assets:
 Receivables                                     $ 5,462        $ 5,009
 Inventories                                       3,621          3,144
 Deferred income taxes                             1,261          1,256
 Other current assets                                805            696
                                                 -------        -------

    Total current assets                          11,149         10,105

Property, plant and equipment                      3,606          3,669
Intangible assets related to contracts and
 programs acquired                                 1,530          1,566
Cost in excess of net assets acquired              9,766          9,856
Other assets                                       3,325          3,165
                                                 -------        -------
                                                 $29,376        $28,361
                                                 =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $ 1,082        $ 1,234
 Customer advances and amounts in excess of
   costs incurred                                  3,907          3,644
 Salaries, benefits and payroll taxes                919            924
 Income taxes                                        602            364
 Short-term borrowings                             1,132            494
 Current maturities of long-term debt                585            876
 Other current liabilities                         1,784          1,653
                                                 -------        -------

     Total current liabilities                    10,011          9,189

Long-term debt                                    10,494         10,528
Post-retirement benefit liabilities                1,958          1,982
Other liabilities                                  1,477          1,486

Stockholders' equity:
 Common stock, $1 par value per share                195            194
 Additional paid-in capital                           91             25
 Retained earnings                                 5,357          5,173
 Unearned ESOP shares                               (207)          (216)
                                                 -------        -------

     Total stockholders' equity                    5,436          5,176
                                                 -------        -------
                                                 $29,376        $28,361
                                                 =======        =======



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

Note 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission on March 19, 1998 in its 1997 Annual Report on Form 10-K. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 1998 presentation.

Note 2 - TRANSACTION AGREEMENT WITH NORTHROP GRUMMAN CORPORATION

  On July 3, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a transaction with a total estimated value at the announcement date of approximately $11.6 billion, including Northrop Grumman debt to be assumed by the Corporation of approximately $3.1 billion (the Merger). Under the terms of the Merger Agreement, which was approved by the respective Boards of Directors of the Corporation and Northrop Grumman, Northrop Grumman stockholders will receive
1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman common stock. On February 26, 1998, the stockholders of the Corporation approved the issuance of shares of Lockheed Martin common stock in connection with the Merger. In addition, the Corporation's stockholders approved an amendment to Lockheed Martin's charter to increase the number of authorized shares of Lockheed Martin common stock from 750 million to 1.5 billion. Also on February 26, 1998, the stockholders of Northrop Grumman approved the Merger Agreement pursuant to which Northrop Grumman is to become a wholly-owned subsidiary of Lockheed Martin.

  On March 23, 1998, the Department of Justice filed a lawsuit in U.S. District Court for the District of Columbia seeking to block the proposed Merger, alleging that the Merger threatens to substantially lessen competition in violation of Section 7 of the Clayton Act. On April 10, 1998, the Corporation and Northrop Grumman filed their joint response to the lawsuit which emphasized that the Merger, after considering certain divestitures proposed by the companies, will not have adverse competitive effects. A trial date has been set for September 8, 1998.

  The transaction, if consummated, will be accounted for using the purchase method of accounting. In anticipation of the Merger, the Corporation is increasing the amount of its one-year revolving credit facility from $1.5 billion to $2.5 billion. The operations of Northrop Grumman are expected to be reported in the Electronics, Information & Services, Aeronautics, and Energy and Other segments.

Note 3 - EARNINGS PER SHARE

  Effective December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Accordingly, all prior period earnings per share data presented has been restated to conform to the provisions of the new standard.

  In November 1997, Lockheed Martin exchanged all of the outstanding capital stock of its wholly-owned subsidiary, LMT Sub, for all of the outstanding Series A preferred stock held by General Electric Company (GE) and certain subsidiaries of GE. The Series A preferred stock, which was originally issued to GE in connection with the acquisition of GE's aerospace businesses in 1993, was convertible into approximately 29 million shares of Lockheed Martin common stock. LMT Sub was composed of two non-core commercial business units which contributed approximately five percent of the Corporation's 1997 net sales, Lockheed Martin's investment in a telecommunications partnership,

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


and approximately $1.6 billion in cash, which was initially financed through the issuance of commercial paper; however, $1.4 billion was subsequently refinanced with a note, due November 17, 2002 and bearing interest at 6.04%, from Lockheed Martin to LMT Sub. The remainder is expected to be refinanced in the second quarter of 1998 with a note from Lockheed Martin to LMT Sub on substantially similar terms following final determination of the closing net worth of the businesses exchanged.

  Basic earnings per share were computed based on net earnings, less the dividend requirement for preferred stock for the 1997 period. The weighted average number of common shares outstanding during the quarter was used in this calculation. Diluted earnings per share were computed based on net earnings, and the weighted average number of common shares outstanding was increased, for this calculation, by the assumed conversion of preferred stock for the 1997 period and by the dilutive effect of stock options based on the treasury stock method.

  The following table sets forth the computations of basic and diluted earnings per share:

                                                                        Three Months Ended
                                                                             March 31,
                                                                         1998          1997
                                                                        ------        ------
                                                                (In millions, except per share data)
Net earnings applicable to common stock:
----------------------------------------

Net earnings                                                            $  269        $  290
Dividends on preferred stock                                                --           (15)
                                                                        ------        ------
Net earnings applicable to common stock for
     basic earnings per share                                              269           275

Dividends on preferred stock                                                --            15
                                                                        ------        ------
Net earnings applicable to common stock for
     diluted earnings per share                                         $  269        $  290
                                                                        ======        ======

Average common shares outstanding:
----------------------------------

Average number of common shares outstanding
     for basic earnings per share                                        186.9         184.5

Assumed conversion of the Series A preferred stock                          --          28.9
Dilutive stock options - based on the treasury stock
   method                                                                  2.8           2.1
                                                                        ------        ------
Average number of common shares outstanding
     for diluted earnings per share                                      189.7         215.5
                                                                        ======        ======

Basic earnings per share:
-------------------------
Net earnings                                                            $ 1.44        $ 1.57
Dividends on preferred stock                                                --          (.08)
                                                                        ------        ------

 Earnings per share                                                     $ 1.44        $ 1.49
                                                                        ======        ======

Diluted earnings per share:
---------------------------
Net earnings                                                            $ 1.42        $ 1.35
                                                                        ======        ======

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)



Note 4 - INVENTORIES
                                                   March 31,   December 31,
                                                      1998         1997
                                                   ----------  -------------
                                                         (In millions)
Work in process, primarily related to long-term
     contracts and programs in progress              $ 5,547        $ 5,155
Less customer advances and progress payments          (2,601)        (2,805)
                                                     -------        -------
                                                       2,946          2,350
Other inventories                                        675            794
                                                     -------        -------
                                                     $ 3,621        $ 3,144
                                                     =======        =======

Note 5 - CONTINGENCIES

  The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation's consolidated results of operations or financial position. These matters include the following items:

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

  The Corporation has also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board (the Regional Board) affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Based on experience derived from initial remediation activities, the Corporation estimates the anticipated costs of these actions in excess of the requirements under the EPA consent decrees to approximate $60 million over the remaining term of the project.

  The Corporation is responding to three administrative orders issued by the Regional Board in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this work, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $110 million. Finally, the Corporation is coordinating with the U.S. Air Force, which is conducting preliminary studies of the potential health effects of exposure to perchlorates in connection with several sites across the country, including the Redlands site.

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

  Waste remediation contract -- In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall effect of these matters, and summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA include, but are not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. The Corporation wrote a series of letters to the DOE seeking technical direction, including an accurate inventory of the Pit 9 contents. No direction was provided. To better focus the Corporation's management resources on resolving these issues, the management and reporting structure of the Pit 9 program were changed in September 1997; however, the Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. Starting in May 1997, the Corporation reduced work activities at the Pit 9 site. The Corporation continues to wait for technical direction from the DOE and is in the process of preparing a certifiable claim.

  On February 27, 1998, the Corporation received a cure notice alleging that certain actions taken by the Corporation are conditions endangering performance of the Pit 9 contract. The notice advised that, unless these conditions were cured within 30 days, the contract may be terminated for default. The Corporation believes that termination for default is neither permissible under the Pit 9 contract nor warranted under the circumstances and, on April 13, 1998, submitted its reply to the cure notice setting forth its rationale for these positions. The Corporation's efforts to engage the DOE in discussions are continuing but remain inconclusive.

Note 6 - OTHER

  In March 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation, in which the Corporation retained a 34.9 percent ownership interest at closing. These business units, primarily composed of high-technology, product-oriented companies, contributed approximately two percent of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings.

  Commercial paper borrowings of approximately $2.1 billion were outstanding at March 31, 1998. Of this amount, $1 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year.

                          LOCKHEED MARTIN CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


  The Corporation's total interest payments were $127 million and $101 million for the three months ended March 31, 1998 and 1997, respectively.

  The Corporation's net refund of federal and foreign income taxes was $49 million for the three months ended March 31, 1998, and tax payments were $264 million for the three months ended March 31, 1997.

  Effective January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS No. 130 had no impact on the Corporation's net earnings or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the three months ended March 31, 1998 and 1997.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The Statement is effective for fiscal years beginning after December 15, 1997; however, application is not required for interim periods in 1998. The adoption of SFAS No. 131 will have no impact on the number or composition of the Corporation's reported business segments, or on its consolidated results of operations, cash flows or financial position, but is expected to increase the level of disclosure of segment information.

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998, and will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. The Corporation is currently analyzing and assessing the impact that the adoption of this SOP is expected to have on its consolidated results of operations, cash flows and financial position.

  In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 provides authoritative guidance on accounting for and financial reporting of start-up costs and organization costs. This SOP requires that, at the effective date of adoption, the expensing of costs of start-up activities and organization costs previously capitalized be reported as a cumulative effect of a change in accounting principle, and further requires that such costs incurred subsequent to adoption be expensed. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998, though earlier application is encouraged. The Corporation is currently analyzing and assessing the impact that the adoption of this SOP is expected to have on its consolidated results of operations and financial position.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


TRANSACTION AGREEMENT WITH NORTHROP GRUMMAN CORPORATION

  On July 3, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a transaction with a total estimated value at the announcement date of approximately $11.6 billion, including Northrop Grumman debt to be assumed by the Corporation of approximately $3.1 billion (the Merger). Under the terms of the Merger Agreement, which was approved by the respective Boards of Directors of the Corporation and Northrop Grumman, Northrop Grumman stockholders will receive
1.1923 shares of Lockheed Martin common stock for each share of Northrop Grumman common stock. On February 26, 1998, the stockholders of the Corporation approved the issuance of shares of Lockheed Martin common stock in connection with the Merger. In addition, the Corporation's stockholders approved an amendment to Lockheed Martin's charter to increase the number of authorized shares of Lockheed Martin common stock from 750 million to 1.5 billion. Also on February 26, 1998, the stockholders of Northrop Grumman approved the Merger Agreement pursuant to which Northrop Grumman is to become a wholly-owned subsidiary of Lockheed Martin.

  On March 23, 1998, the Department of Justice filed a lawsuit in U.S. District Court for the District of Columbia seeking to block the proposed Merger, alleging that the Merger threatens to substantially lessen competition in violation of Section 7 of the Clayton Act. On April 10, 1998, the Corporation and Northrop Grumman filed their joint response to the lawsuit, which emphasized that the Merger, after considering certain divestitures proposed by the companies, will not have adverse competitive effects. A trial date has been set for September 8, 1998.

  The transaction, if consummated, will be accounted for using the purchase method of accounting. In anticipation of the Merger, the Corporation is increasing the amount of its one-year revolving credit facility from $1.5 billion to $2.5 billion. The operations of Northrop Grumman are expected to be reported in the Electronics, Information & Services, Aeronautics, and Energy and Other segments.

TRANSACTION AGREEMENT WITH GENERAL ELECTRIC COMPANY

  In November 1997, Lockheed Martin exchanged all of the outstanding capital stock of its wholly-owned subsidiary, LMT Sub, for all of the outstanding Series A preferred stock held by General Electric Company (GE) and certain subsidiaries of GE (the GE Transaction). The Series A preferred stock, which was originally issued to GE in connection with the acquisition of GE's aerospace businesses in 1993, was convertible into approximately 29 million shares of Lockheed Martin common stock. LMT Sub was composed of two non-core commercial business units which contributed approximately five percent of the Corporation's 1997 net sales, Lockheed Martin's investment in a telecommunications partnership, and approximately $1.6 billion in cash, which was initially financed through the issuance of commercial paper; however, $1.4 billion was subsequently refinanced with a note, due November 17, 2002 and bearing interest at 6.04%, from Lockheed Martin to LMT Sub. The remainder is expected to be refinanced in the second quarter of 1998 with a note from Lockheed Martin to LMT Sub on substantially similar terms following final determination of the closing net worth of the businesses exchanged.

  The debt incurred to finance the GE Transaction resulted in an increase in the Corporation's leverage ratio. In anticipation of this, Lockheed Martin negotiated an increase in the leverage ratio permitted under its credit facilities, which support its outstanding commercial paper borrowings, in order to permit the GE Transaction to take place. As the issuance of the Corporation's common stock contemplated in connection with the Northrop Grumman transaction was expected to reduce the leverage ratio, this negotiated increase was temporary, expiring on June 30, 1998. As it is now anticipated that the Northrop Grumman transaction will not close before June 30, 1998, Lockheed Martin is currently negotiating a further amendment to the leverage restrictions under its credit facilities so as to be in compliance with these restrictions after June 30, 1998 without regard to whether the Northrop Grumman transaction is consummated.

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

  Consolidated net sales for the first quarter of 1998 were $6.2 billion, a seven percent decrease from the $6.7 billion recorded for the comparable period in 1997. The 1997 results include the operations of the two commercial businesses divested to GE in November 1997 as well as the operations of L-3 Communications Corporation (L-3), which was repositioned as an independent company effective March 30, 1997 with the Corporation retaining a 34.9 percent ownership interest at closing. The operations divested to L-3, which primarily consisted of high-technology, product-oriented companies, contributed approximately two percent of the Corporation's net sales during the three month period ended March 31, 1997. Excluding the effects of divested operations, net sales for the first quarter of 1998 would have increased by one percent over comparable 1997 results. The Corporation's operating profit (earnings before interest and taxes) for the first quarter of 1998 was $647 million versus $677 million for the comparable 1997 period. Excluding the impact of divested operations, operating profit for the first quarter of 1998 would have decreased by two percent from the comparable 1997 period.

  Net earnings for the first quarter of 1998 were $269 million, a seven percent decrease from reported first quarter 1997 net earnings of $290 million. The Corporation's diluted earnings per share reported for the first quarter of 1998 was $1.42, a five percent increase from first quarter 1997 diluted earnings per share of $1.35. The first quarter 1998 earnings per share amount reflects the effects of the retirement of the Series A preferred stock formerly held by GE. The effective income tax rate for the first quarter of 1998 was 38 percent as compared to 39 percent for the first quarter of 1997. The effective rates for each period were higher than the statutory corporate federal income tax rate principally due to the nondeductibility for tax purposes of certain costs in excess of net assets acquired associated with previous acquisition activities.

  The Corporation's backlog of undelivered orders was approximately $45.2 billion at March 31, 1998, versus $47.1 billion reported at December 31, 1997. The Corporation received orders for approximately $4.7 billion in new and follow-on business during the first three months of 1998.

  The following table displays first quarter net sales and operating profit for the Corporation's business segments.


                                    Three Months Ended
                                         March 31,
                                     1998          1997
                                    ------        ------
                                       (In millions)
Net Sales:
     Space & Strategic Missiles     $1,907        $1,898
     Electronics                     1,698         1,738
     Information & Services          1,212         1,647
     Aeronautics                     1,351         1,359
     Energy and Other                   49            32
                                    ------        ------
                                    $6,217        $6,674
                                    ======        ======

                          LOCKHEED MARTIN CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


                                Three Months Ended
                                    March 31,
                                   1998   1997
                                   -----  -----
                                  (In millions)

Operating Profit:
     Space & Strategic Missiles    $ 267  $ 319
     Electronics                     141    131
     Information & Services           55     76
     Aeronautics                     151    127
     Energy and Other                 33     24
                                   -----  -----
                                   $ 647  $ 677
                                   =====  =====


  Effective January 1, 1998, management responsibility for the Corporation's United Space Alliance joint venture was reassigned from the Information & Services segment to the Space & Strategic Missiles segment. Management reporting of certain other activities was also reassigned among the Space & Strategic Missiles, Electronics, and Energy and Other segments. Consequently, 1997 operating profit amounts for these segments have been restated to conform with the 1998 presentation.

  Net sales of the Space & Strategic Missiles segment increased slightly in the first quarter of 1998 from the comparable 1997 first quarter period. An increase in launch vehicle volume during 1998 was offset by lower Titan and Fleet Ballistic Missile activity. Operating profit for the first quarter of 1998 decreased by 16 percent as compared to 1997, principally because of the recognition in the first quarter of 1997 of improved performance and award fees on the Corporation's Titan launch vehicle program and Trident fleet ballistic missile program, respectively, partially offset by one additional Atlas launch in the first quarter of 1998 versus the comparable 1997 period.

  First quarter 1998 Electronics segment net sales decreased by two percent versus the same period in 1997 due to the divestiture of the segment's Commercial Electronics business unit in the first quarter of 1998. Operating profit for the first quarter of 1998 increased by eight percent as compared to 1997, resulting from the improvement of operating margins on several programs and from the absence in 1998 of development costs stemming from investments in certain new programs.

  First quarter 1998 Information & Services segment net sales decreased by 26 percent in the first quarter of 1998 from the comparable 1997 first quarter period. Excluding the 1997 net sales of the non-core businesses divested to L-3 and GE, net sales for the first quarter of 1998 would have been comparable to the 1997 amount. First quarter 1998 operating profit decreased by 28 percent from the comparable 1997 period, due to the exclusion of the businesses repositioned as L-3, and adverse performance and timing issues related to commercial product lines.

  First quarter 1998 Aeronautics net sales decreased slightly from the comparable 1997 amounts due principally to the divestiture in late 1997 of the segment's Aerostructures business unit to GE. Operating profit for the first quarter of 1998 increased by 19 percent as compared to 1997 as a result of higher operating margins achieved on the C-130 airlift aircraft and F-16 fighter aircraft programs.

  Net sales and operating profit of the Energy and Other segment for the first quarter of 1998 increased significantly from the comparable 1997 amounts
primarily due to an increase in environmental systems activities.   In 1994, the
Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall effects of these matters, and has summarized its findings in a request for equitable adjustment (REA) which was

                         LOCKHEED MARTIN CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)


delivered to the DOE on March 31, 1997. The provisions of the REA include, but are not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. The Corporation wrote a series of letters to the DOE seeking technical direction, including an accurate inventory of the Pit 9 contents. No direction was provided. To better focus the Corporation's management resources on resolving these issues, the management and reporting structure were changed in September 1997; however, the Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. Starting in May 1997, the Corporation reduced work activities at the Pit 9 site. The Corporation continues to wait for technical direction from the DOE and is in the process of preparing a certifiable claim.

  On February 27, 1998, the Corporation received a cure notice alleging that certain actions taken by the Corporation are conditions endangering performance of the Pit 9 contract. The notice advised that, unless these conditions were cured within 30 days, the contract may be terminated for default. The Corporation believes that termination for default is neither permissible under the Pit 9 contract nor warranted under the circumstances and, on April 13, 1998, submitted its reply to the cure notice, setting forth its rationale for these positions. The Corporation's efforts to engage the DOE in discussions are continuing but remain inconclusive.


LIQUIDITY AND CAPITAL RESOURCES


During the first quarter of 1998, $223 million of cash was used for operating activities, compared to $67 million provided during the first quarter of 1997. This fluctuation resulted principally from increased working capital requirements related to certain aircraft and space-related programs. Net cash used for investing activities during the first quarter of 1998 was $46 million, compared to $243 million provided by investing activities during the first quarter of 1997. The 1997 amount included the receipt of $450 million from General Dynamics Corporation from the sale of the Corporation's Armament Systems and Defense Systems operations. Net cash provided by financing activities was $269 million in the first quarter of 1998 versus $310 million used for financing activities in the comparable 1997 period. The variance between periods was primarily due to a $312 million net increase in the Corporation's total debt position during the first quarter of 1998 versus a $230 million net decrease in total debt during the comparable 1997 period.

  Commercial paper borrowings of approximately $2.1 billion were outstanding at March 31, 1998. Of this amount, $1 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. Total debt, including short-term borrowings, amounted to approximately 69 percent of total capitalization at March 31, 1998, compared to nearly 70 percent reported at December 31, 1997. The increase in stockholders' equity resulted primarily from net earnings for the period of $269 million and employee stock option and ESOP activity, offset by dividends totaling $78 million.

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

                         LOCKHEED MARTIN CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)


FORWARD LOOKING STATEMENTS


  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 14 through 17 and pages 18 through 19, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 24 of the 1997 Annual Report, and "Note 1-Summary of Significant Accounting Policies," "Note 2-Transaction Agreement with Northrop Grumman Corporation" and "Note 16-Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 31 through 32, pages 32 through 33, and pages 41 through 42, respectively, of the Audited Consolidated Financial Statements included in the 1997 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 15 of this Form 10-Q, and "Note 2 - Transaction Agreement With Northrop Grumman Corporation,"
"Note 5 - Contingencies" and "Note 6 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on page 6, pages 8 through 9, and pages 9 through 10, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          LOCKHEED MARTIN CORPORATION
                          PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS


  On July 2, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) entered into an Agreement and Plan of Merger, which was amended on September 29, 1997 (as so amended, the Agreement), which provides for the merger of a wholly-owned subsidiary of Lockheed Martin with and into Northrop Grumman, with Northrop Grumman surviving as a wholly-owned subsidiary of Lockheed Martin (the Merger). On March 23, 1998, the United States, acting through the Antitrust Division of the Department of Justice, filed a civil action in the United States District Court for the District of Columbia against the Corporation and Northrop Grumman requesting that the Merger be adjudged to substantially lessen competition in violation of Section 7 of the Clayton Act, as amended (15 U.S.C. Section 18). The Complaint requests that the Court permanently enjoin and restrain the Corporation and Northrop Grumman from carrying out the Agreement or from entering into or carrying out any agreement, understanding or plan, the effect of which would be to combine the business or assets of the Corporation and Northrop Grumman. The Complaint also seeks the costs of the action and such other relief as the Court may deem just and proper. The Corporation and Northrop Grumman filed an Answer to the Complaint on April 10, 1998. The Court set the matter for trial commencing September 8, 1998 and has advised the parties that a decision may be expected by year end.

  On March 27, 1998, the Corporation was served with a grand jury subpoena issued by the United States District Court for the Eastern District of New York seeking documents related to the performance of various government contracts by the former Unisys Corporation Defense Systems facility at Great Neck, New York. The Corporation acquired the facility when it acquired Loral Corporation. Loral Corporation acquired the facility from Unisys Corporation. The Corporation has cooperated with the Government's investigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on April 23, 1998, the stockholders of Lockheed Martin Corporation:

 . Elected the following individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 1999 and until their successors have been duly elected and qualified:


                               Votes Cast For        Votes Withheld
                               --------------        --------------
Norman R. Augustine              167,617,962             2,078,315
Marcus C. Bennett                167,709,819             1,986,458
Lynne V. Cheney                  167,663,696             2,032,581
Vance D. Coffman                 167,669,874             2,026,403
Houston I. Flournoy              167,665,153             2,031,124
James F. Gibbons                 167,621,300             2,074,977
Edward E. Hood, Jr.              167,730,619             1,965,658
Caleb B. Hurtt                   167,743,980             1,952,297
Gwendolyn S. King                167,678,138             2,018,139
Vincent N. Marafino              167,569,694             2,126,583
Eugene F. Murphy                 167,699,738             1,996,539
Allen E. Murray                  167,671,083             2,025,194
Frank Savage                     167,649,742             2,046,535
Peter B. Teets                   167,727,188             1,969,089
Carlisle A. H. Trost             167,642,727             2,053,550
James R. Ukropina                167,775,372             1,920,905
Douglas C. Yearley               167,769,305             1,926,972

                          LOCKHEED MARTIN CORPORATION
                    PART II - OTHER INFORMATION (Continued)

 . Ratified the appointment of Ernst & Young LLP, independent auditors, to audit the consolidated financial statements of the Corporation as of and for the fiscal year ending December 31, 1998. There were 168,344,183 votes for the appointment, 795,551 votes against the appointment, and 556,543 abstentions.

 . Ratified an amendment to the 1995 Omnibus Performance Award Plan, which increased the number of common shares authorized for issuance under the plan by 8.5 million to 20.5 million shares. There were 109,876,089 votes for the proposal, 58,255,001 votes against the proposal, and 1,565,187 abstentions.

 . Rejected a stockholder proposal which recommended that the Board of Directors take necessary actions to ensure that future outside directors not serve for more than six years. There were 9,828,380 votes for the proposal, 144,652,590 votes against the proposal, 1,933,028 abstentions and 13,282,279 non-votes.

 . Rejected a stockholder proposal which recommended that the Board of Directors consider refraining in the future from providing pensions or other retirement benefits to non-employee directors unless such benefits are approved by the shareholders. There were 50,123,397 votes for the proposal, 104,278,727 votes against the proposal, 2,008,484 abstentions and 13,285,669 non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     1.   Exhibit 12.   Lockheed Martin Corporation Computation of Ratio of
                        Earnings to Fixed Charges for the three months ended
                        March 31, 1998.

     2.   Exhibit 27.   Financial Data Schedule for the three months ended
                        March 31, 1998.

(b)  Reports on Form 8-K filed in the first quarter of 1998.

     1.   Current report on Form 8-K filed on January 20, 1998.

          Item 5.  Other Events

                   The registrant filed information contained in its press release dated January 20, 1998 concerning its results of operations for the year ended December 31, 1997.

          Item 7.  Financial Statements and Exhibits

                   Lockheed Martin Corporation Press Release dated January 20, 1998.

                          LOCKHEED MARTIN CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOCKHEED MARTIN CORPORATION
                                    ---------------------------
                                            (Registrant)


Date:  May 8, 1998                  By: /s/ Todd J. Kallman
     ----------------                  -----------------------------
                                       Todd J. Kallman
                                       Vice President and Controller
                                       (Chief Accounting Officer)