Form 10-Q
period 1998-06-30
LOCKHEED MARTIN CORP
filed 1998-08-14
CIK 936468

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    JUNE 30, 1998       COMMISSION FILE NUMBER  1-1143
                    ---------------                             --------


                          LOCKHEED MARTIN CORPORATION
                          ----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        MARYLAND                                   52-1893632
-------------------------                         ---------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                 20817
------------------------------------            ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (301) 897-6000
                                                        ----------------



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                            YES__X____     NO _______


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



            CLASS                             OUTSTANDING AS OF JULY 31, 1998
--------------------------                    -------------------------------
COMMON STOCK, $1 PAR VALUE                              195,719,321

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998
                                  ____________

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements

   Condensed Consolidated Statement of Earnings -
     Three Months and Six Months Ended June 30, 1998 and 1997...........   3

   Condensed Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1998 and 1997............................   4

   Condensed Consolidated Balance Sheet -
     June 30, 1998 and December 31, 1997................................   5

   Notes to Condensed Consolidated Financial Statements.................   6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  12

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings............................................  18

  Item 4.  Submission of Matters to a Vote of Security Holders..........  19

  Item 5.  Other Information............................................  19

  Item 6.  Exhibits and Reports on Form 8-K.............................  19

Signatures..............................................................  21

Exhibit 12.  Computation of Ratio of Earnings to Fixed Charges..........  22

Exhibit 27   Financial Data Schedule....................................  23

                          LOCKHEED MARTIN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                           Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                             1998      1997      1998      1997
                                           --------  --------  --------  --------
                                            (In millions, except per share data)

Net sales                                    $6,520    $6,898   $12,737   $13,572
Cost of sales                                 5,882     6,261    11,481    12,279
                                             ------    ------   -------   -------

Earnings from operations                        638       637     1,256     1,293
Other income and expenses, net                   41        52        70        73
                                             ------    ------   -------   -------

                                                679       689     1,326     1,366
Interest expense                                221       201       434       402
                                             ------    ------   -------   -------

Earnings before income taxes                    458       488       892       964
Income tax expense                              169       180       334       366
                                             ------    ------   -------   -------

Net earnings                                 $  289    $  308   $   558   $   598
                                             ======    ======   =======   =======

Earnings per common share:
    Basic                                    $ 1.54    $ 1.59   $  2.98   $  3.08
                                             ======    ======   =======   =======
    Diluted                                  $ 1.52    $ 1.42   $  2.94   $  2.77
                                             ======    ======   =======   =======

Cash dividends declared per common share     $  .40    $  .40   $   .80   $   .80
                                             ======    ======   =======   =======





See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                     Six Months Ended
                                                                         June 30,
                                                                    1998           1997
                                                                 ---------      --------
                                                                     (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $   558      $   598
Adjustments to reconcile net earnings to net cash used for
  operating activities:
     Depreciation and amortization                                     494          524
     Changes in operating assets and liabilities                    (1,132)      (1,159)
                                                                   -------      -------

Net cash used for operating activities                                 (80)         (37)
                                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties, net of purchased operations                  (307)        (357)
Divestiture of L-3 companies                                            --          464
Divestiture of Armament Systems and Defense Systems                     --          450
Other acquisition, investment and divestiture activities                88          (51)
                                                                   -------      -------
Net cash (used for) provided by investing activities                  (219)         506
                                                                   -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings                                1,104          180
Net repayments related to long-term debt                              (651)        (507)
Issuances of common stock                                               50           42
Common stock dividends                                                (153)        (154)
Preferred stock dividends                                               --          (30)
Final settlement for redemption of preferred stock                     (51)          --
                                                                   -------      -------

Net cash provided by (used for) financing activities                   299         (469)
                                                                   -------      -------

Net increase (decrease) in cash and cash equivalents                    --           --
Cash and cash equivalents at beginning of period                        --           --
                                                                   -------      -------

Cash and cash equivalents at end of period                         $    --      $    --
                                                                   =======      =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                               June 30,      December 31,
                                                 1998            1997
                                               ---------    -------------
                                                    (In millions)
ASSETS
Current assets:
 Receivables                                    $ 5,233        $ 5,009
 Inventories                                      4,047          3,144
 Deferred income taxes                            1,260          1,256
 Other current assets                               761            696
                                                -------        -------

    Total current assets                         11,301         10,105

Property, plant and equipment                     3,613          3,669
Intangible assets related to contracts and
 programs acquired                                1,491          1,566
Cost in excess of net assets acquired             9,732          9,856
Other assets                                      3,420          3,165
                                                -------        -------
                                                $29,557        $28,361
                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   918        $ 1,234
 Customer advances and amounts in excess of
   costs incurred                                 4,066          3,644
 Salaries, benefits and payroll taxes               996            924
 Income taxes                                       567            364
 Short-term borrowings                            1,598            494
 Current maturities of long-term debt               579            876
 Other current liabilities                        1,472          1,653
                                                -------        -------

     Total current liabilities                   10,196          9,189

Long-term debt                                   10,183         10,528
Post-retirement benefit liabilities               1,941          1,982
Other liabilities                                 1,501          1,486

Stockholders' equity:
 Common stock, $1 par value per share               195            194
 Additional paid-in capital                         169             25
 Retained earnings                                5,572          5,173
 Unearned ESOP shares                              (200)          (216)
                                                -------        -------

     Total stockholders' equity                   5,736          5,176
                                                -------        -------
                                                $29,557        $28,361
                                                =======        =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission on March 19, 1998 in its 1997 Annual Report on Form 10-K. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 1998 presentation.

NOTE 2 - EARNINGS PER SHARE

  Effective December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Accordingly, all prior period earnings per share data presented has been restated to conform to the provisions of the new standard.

  In November 1997, Lockheed Martin exchanged all of the outstanding capital stock of its wholly-owned subsidiary, LMT Sub, for all of the outstanding Series A preferred stock held by General Electric Company (GE) and certain subsidiaries of GE. The Series A preferred stock, which was originally issued to GE in connection with the acquisition of GE's aerospace businesses in 1993, was convertible into approximately 29 million shares of Lockheed Martin common stock. LMT Sub was composed of two non-core commercial business units which contributed approximately five percent of the Corporation's 1997 net sales, Lockheed Martin's investment in a telecommunications partnership, and approximately $1.6 billion in cash, which was initially financed through the issuance of commercial paper; however, $1.4 billion was subsequently refinanced with a note, due November 17, 2002 and bearing interest at 6.04%, from Lockheed Martin to LMT Sub. During the second quarter of 1998, the final determination of the closing net worth of the businesses exchanged was completed, resulting in a payment of $51 million from the Corporation to MRA Systems, Inc. (formerly LMT
Sub). This final settlement payment did not impact the gain previously recorded on the transaction. Subsequently, the remainder of the cash included in the transaction was refinanced with a note for $210 million, due November 17, 2002 and bearing interest at 5.73%, from Lockheed Martin to MRA Systems, Inc.

  Basic earnings per share were computed based on net earnings, less the dividend requirement for preferred stock for the 1997 periods. The weighted average number of common shares outstanding during the period was used in this calculation. Diluted earnings per share were computed based on net earnings, and the weighted average number of common shares outstanding was increased, for this calculation, by the dilutive effect of stock options based on the treasury stock method and, for the 1997 periods, by the assumed conversion of preferred stock.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)



The following table sets forth the computations of basic and diluted earnings per share:


                                                        Three Months Ended   Six Months Ended
                                                             June 30,            June 30,
                                                         1998       1997      1998     1997
                                                        -------  ----------  ------  ---------
                                                         (In millions, except per share data)
Net earnings applicable to common stock:
----------------------------------------

Net earnings                                             $  289     $  308   $  558    $  598
Dividends on preferred stock                                 --        (15)      --       (30)
                                                         ------     ------   ------    ------
Net earnings applicable to common stock for
     basic earnings per share                               289        293      558       568

Dividends on preferred stock                                 --         15       --        30
                                                         ------     ------   ------    ------
Net earnings applicable to common stock for
     diluted earnings per share                          $  289     $  308   $  558    $  598
                                                         ======     ======   ======    ======
Average common shares outstanding:
----------------------------------

Average number of common shares outstanding
     for basic earnings per share                         187.9      184.7    187.3     184.4

Assumed conversion of the Series A preferred stock           --       28.9       --      28.9
Dilutive stock options - based on the treasury stock
   method                                                   2.6        2.6      2.6       2.8
                                                         ------     ------   ------    ------
Average number of common shares outstanding
     for diluted earnings per share                       190.5      216.2    189.9     216.1
                                                         ======     ======   ======    ======

Basic earnings per share:
-------------------------
Net earnings                                             $ 1.54     $ 1.67   $ 2.98    $ 3.24
Dividends on preferred stock                                 --       (.08)      --      (.16)
                                                         ------     ------   ------    ------
Earnings per share                                       $ 1.54     $ 1.59   $ 2.98    $ 3.08
                                                         ======     ======   ======    ======

Diluted earnings per share:
---------------------------
Net earnings                                             $ 1.52     $ 1.42   $ 2.94    $ 2.77
                                                         ======     ======   ======    ======


                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


NOTE 3 - INVENTORIES
                                                    June 30,   December 31,
                                                     1998         1997
                                                   ---------  -------------
                                                        (In millions)
Work in process, primarily related to long-term
     contracts and programs in progress             $ 5,856        $ 5,155
Less customer advances and progress payments         (2,474)        (2,805)
                                                    -------        -------
                                                      3,382          2,350
Other inventories                                       665            794
                                                    -------        -------
                                                    $ 4,047        $ 3,144
                                                    =======        =======

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

  Environmental matters -- In 1991, the Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) relating to certain property in Burbank, California, which obligated the Corporation to design and construct facilities to monitor, extract, and treat groundwater, and to operate and maintain such facilities for approximately eight years. A second consent decree has been finalized which obligates the Corporation to fund the continued operation and maintenance of these facilities through the year 2018. The Corporation estimates that expenditures required to comply with the consent decrees over their remaining terms will be approximately $110 million.

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

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


  Under an agreement with the U.S. Government, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. Though the Defense Contract Audit Agency has questioned certain elements of the Corporation's practices with respect to the aforementioned agreement, no formal action has been initiated, and it is management's opinion that the treatment of these environmental costs is appropriate and consistent with the terms of such agreement. The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the Corporation's liability as well as the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

  Waste remediation contract -- In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall effect of these matters, and summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA included, but were not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. The Corporation wrote a series of letters to the DOE seeking technical direction, including an accurate inventory of the Pit 9 contents. No direction was provided. To better focus the Corporation's management resources on resolving these issues, the management and reporting structure of the Pit 9 program were changed in September 1997; however, the Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. Starting in May 1997, the Corporation reduced work activities at the Pit 9 site.

  On February 27, 1998, the Corporation received a cure notice alleging that certain actions taken by the Corporation were conditions endangering performance of the Pit 9 contract. The notice advised that, unless these conditions were cured within 30 days, the contract might be terminated for default. The Corporation believed (and continues to believe) that termination for default was neither permissible under the Pit 9 contract nor warranted under the circumstances and, on April 13, 1998, submitted its reply to the cure notice setting forth its rationale for these positions. On June 1, 1998, despite the Corporation's reply, the DOE, through Lockheed Martin Idaho Technologies
Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. The Government has not yet responded to the suit. Additionally, on July 21, 1998, the Corporation withdrew the REA previously submitted to the DOE in March 1997 and replaced it with a certified REA. This action resulted from the DOE's dissatisfaction with the uncertified nature of the original REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. It is anticipated that the DOE will require several months to consider this certified REA. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. Federal District Court in Boise, Idaho, seeking recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The Corporation intends to resist this action while continuing to pursue its certified REA.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

NOTE 5 - OTHER

  On July 3, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies (the Merger). Under the terms of the Merger Agreement, which was approved by the respective Boards of Directors of the Corporation and Northrop Grumman, Northrop Grumman would become a wholly-owned subsidiary of Lockheed Martin. The Merger Agreement provided for its termination, and therefore termination of the Merger, by action of the Board of Directors of either the Corporation or Northrop Grumman if the Merger had not been consummated by March 31, 1998. In July 1998, the Board of Directors of Lockheed Martin terminated the Merger Agreement, thereby terminating the Merger.

  In March 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation (L-3), in which the Corporation retained a 34.9 percent ownership interest at closing. These business units, primarily composed of high-technology, product-oriented companies, contributed approximately two percent of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings. During May 1998, L-3 completed an Initial Public Offering resulting in the issuance of an additional 6.9 million shares of its common stock to the public. This transaction resulted in a reduction in the Corporation's ownership to approximately 25 percent, and the recognition of a pretax gain of $18 million in other income and expense. The gain increased net earnings by $12 million, or $.06 per diluted share.

  Commercial paper borrowings of approximately $2.6 billion were outstanding at June 30, 1998. Of this amount, $1 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. During May 1998, the Corporation increased the amount of its one-year revolving credit facility from $1.5 billion to $2.5 billion. The Corporation's four-year revolving credit facility in the amount of $3.5 billion remains unchanged.

  The Corporation's total interest payments were $442 million and $389 million for the six months ended June 30, 1998 and 1997, respectively.

  The Corporation's federal and foreign income tax payments, net of refunds received, were $150 million and $727 million for the six months ended June 30, 1998 and 1997, respectively.

  Effective January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS No. 130 had no impact on the Corporation's net earnings or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the three month and six month periods ended June 30, 1998 and 1997.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The Statement is effective for fiscal years beginning after December 15, 1997; however, application is not required for interim periods in 1998. The adoption of SFAS No. 131 will have no impact on the number or composition of the Corporation's reported business segments, or on its consolidated results of operations, cash flows or financial position, but is expected to increase the level of disclosure of segment information.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998, and will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. The Corporation is in the process of analyzing and assessing the impact of this SOP, and plans to adopt effective January 1, 1999. Although the adoption of this SOP is expected to affect the timing of future cash flows under contracts with the U.S Government, management does not currently expect its adoption will have a material effect on the Corporation's consolidated results of operations, cash flows or financial position.

  In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 provides authoritative guidance on accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. The Corporation plans to adopt this SOP effective January 1, 1999. Management expects that the amount of the cumulative effect adjustment to be recognized upon the adoption of the SOP could be material, though the Corporation is continuing to analyze and assess the impact of the adoption on the Corporation's consolidated results of operations and financial position.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides authoritative guidance on accounting and financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation, as further defined in the Statement. SFAS No. 133 requires adoption no later than January 1, 2000, but early adoption is allowed, and initial application must be as of the beginning of a fiscal quarter. Additionally, the Statement cannot be applied retroactively to prior periods. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Corporation is currently analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

TRANSACTION AGREEMENT WITH NORTHROP GRUMMAN CORPORATION

  On July 3, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies (the Merger). Under the terms of the Merger Agreement, which was approved by the respective Boards of Directors of the Corporation and Northrop Grumman, Northrop Grumman would become a wholly-owned subsidiary of Lockheed Martin. The Merger Agreement provided for its termination, and therefore termination of the Merger, by action of the Board of Directors of either the Corporation or Northrop Grumman if the Merger had not been consummated by March 31, 1998. In July 1998, the Board of Directors of Lockheed Martin terminated the Merger Agreement, thereby terminating the Merger.

TRANSACTION AGREEMENT WITH GENERAL ELECTRIC COMPANY

  In November 1997, Lockheed Martin exchanged all of the outstanding capital stock of its wholly-owned subsidiary, LMT Sub, for all of the outstanding Series A preferred stock held by General Electric Company (GE) and certain subsidiaries of GE. The Series A preferred stock, which was originally issued to GE in connection with the acquisition of GE's aerospace businesses in 1993, was convertible into approximately 29 million shares of Lockheed Martin common stock. LMT Sub was composed of two non-core commercial business units which contributed approximately five percent of the Corporation's 1997 net sales, Lockheed Martin's investment in a telecommunications partnership, and approximately $1.6 billion in cash, which was initially financed through the issuance of commercial paper; however, $1.4 billion was subsequently refinanced with a note, due November 17, 2002 and bearing interest at 6.04%, from Lockheed Martin to LMT Sub. During the second quarter of 1998, the final determination of the closing net worth of the businesses exchanged was completed, resulting in a payment of $51 million from the Corporation to MRA Systems, Inc. (formerly LMT
Sub). This final settlement payment did not impact the gain previously recorded on the transaction. Subsequently, the remainder of the cash included in the transaction was refinanced with a note for $210 million, due November 17, 2002 and bearing interest at 5.73%, from Lockheed Martin to MRA Systems, Inc.

  The debt incurred to finance the GE Transaction resulted in an increase in the Corporation's leverage ratio. In anticipation of this increase, Lockheed Martin negotiated an increase in the leverage ratio permitted under its credit facilities, which support its outstanding commercial paper borrowings, in order to permit the GE Transaction to take place. As the issuance of the Corporation's common stock contemplated in connection with the Northrop Grumman transaction was expected to reduce the leverage ratio, this negotiated increase was temporary, expiring on June 30, 1998. Lockheed Martin has negotiated a further amendment to the leverage restrictions under its credit facilities so as to be in compliance with these restrictions subsequent to June 30, 1998.

RESULTS OF OPERATIONS

  The Corporation's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

  Consolidated net sales for the second quarter of 1998 were $6.5 billion, a six percent decrease from the $6.9 billion recorded for the comparable period in 1997. Consolidated net sales for the six months ended June 30, 1998 were $12.7 billion, a six percent decrease from the $13.6 billion reported for the same period in 1997. The 1997 results include the operations of the two commercial businesses divested to GE in November 1997, the operations of L-3 Communications Corporation (L-3), which was repositioned as an independent company effective March 30, 1997, and the operations of the Corporation's Commercial Electronics business unit which was divested in the first quarter of 1998. Excluding the effects of these divested operations, net sales for the quarter and the six months ended June 30, 1998 would have increased by three percent and two percent over comparable 1997 results, respectively. The Corporation's operating

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


profit (earnings before interest and taxes) for the second quarter of 1998 was $679 million versus $689 million for the comparable 1997 period. The Corporation's operating profit for the six months ended June 30, 1998 was $1.33 billion, a three percent decrease from the $1.37 billion reported for the comparable 1997 period. Excluding the impact of divested operations, operating profit for the second quarter 1998 would have increased by one percent from the comparable 1997 period, while operating profit for the six months ended June 30, 1998 would have been consistent with the 1997 amount.

  Net earnings for the second quarter of 1998 were $289 million, a six percent decrease from reported second quarter 1997 net earnings of $308 million. The Corporation's diluted earnings per share reported for the second quarter of 1998 was $1.52, a seven percent increase from second quarter 1997 diluted earnings per share of $1.42. Net earnings for the six months ended June 30, 1998 were $558 million, a seven percent decrease from reported net earnings of $598 million for the comparable 1997 period. The Corporation's diluted earnings per share for the six months ended June 30, 1998 was $2.94, a six percent increase from the comparable 1997 diluted earnings per share of $2.77. The 1998 earnings per share amounts reflect the impact of the fourth quarter 1997 redemption of the Corporation's Series A preferred stock formerly held by GE. The effective income tax rate for the second quarter of 1998 was 37 percent as compared to 41 percent for the second quarter of 1997, and 37.5 percent as compared to 39 percent for the first six months of 1998 and 1997, respectively. The effective rates for each period were higher than the statutory corporate federal income tax rate principally due to the nondeductibility for tax purposes of certain costs in excess of net assets acquired associated with previous acquisition activities.

  The Corporation's backlog of undelivered orders was approximately $44.2 billion at June 30, 1998, versus $47.1 billion reported at December 31, 1997. The Corporation received orders for approximately $10.3 billion in new and follow-on business, which were more than offset by sales during the first six months of 1998.

  The following table displays second quarter and year-to-date net sales and operating profit for the Corporation's business segments.


                                   Three Months Ended  Six Months Ended
                                        June 30,           June 30,
                                     1998      1997     1998     1997
                                   --------  --------  -------  -------
                                              (In millions)
Net Sales:
     Space & Strategic Missiles      $2,005    $1,986  $ 3,912  $ 3,884
     Electronics                      1,770     1,755    3,468    3,493
     Information & Services           1,282     1,680    2,494    3,327
     Aeronautics                      1,381     1,447    2,732    2,806
     Energy and Other                    82        30      131       62
                                     ------    ------  -------  -------
                                     $6,520    $6,898  $12,737  $13,572
                                     ======    ======  =======  =======
Operating Profit:
     Space & Strategic Missiles      $  234    $  245  $   501  $   564
     Electronics                        182       135      323      266
     Information & Services              71       102      126      178
     Aeronautics                        152       160      303      287
     Energy and Other                    40        47       73       71
                                     ------    ------  -------  -------
                                     $  679    $  689  $ 1,326  $ 1,366
                                     ======    ======  =======  =======

  Effective January 1, 1998, management responsibility for United Space Alliance, a limited liability company owned by the Corporation and The Boeing Company, was reassigned from the Information & Services segment to the Space & Strategic Missiles segment. Management reporting of certain other activities was also reassigned among the Space & Strategic Missiles, Electronics, and Energy and Other segments. Consequently, 1997 operating profit amounts for these segments have been restated to conform with the 1998 presentation.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


  Net sales of the Space & Strategic Missiles segment increased slightly during the quarter and the six months ended June 30, 1998 from the comparable 1997 periods. Increases in launch vehicle activities were generally offset by a decrease in Trident fleet ballistic missile program activities, and a reduction in activity on the Iridium satellite program due to the program nearing its completion, during the quarter and six months ended June 30, 1998. These factors also contributed to the decrease in operating profit of four percent for the second quarter of 1998 and 11 percent for the six months ended June 30, 1998, each as compared to the same periods in the prior year. In addition, operating profit for the comparative six month periods was impacted by the recognition in the first quarter of 1997 of improved performance and award fees on the Titan launch vehicle program and the Trident fleet ballistic missile program, respectively.

  Net sales of the Electronics segment remained relatively consistent for the quarter and six months ended June 30, 1998 versus the same period in 1997. Excluding the net sales of the Commercial Electronics business unit divested in the first quarter of 1998, net sales for the quarter and six months ended June 30, 1998 would have increased by five percent and three percent, respectively, from the comparable 1997 amounts. These increases were principally the result of increased production deliveries of postal systems equipment and increased sales in various other programs. Operating profit for the quarter and six months ended June 30, 1998 increased significantly as compared to the respective 1997 amounts, primarily due to performance improvements in the programs mentioned above and the absence in 1998 of development costs from investments in new programs.

  Net sales of the Information & Services segment for the quarter and six months ended June 30, 1998 decreased by 24 percent and 25 percent, respectively, from the comparable 1997 periods. Excluding the 1997 net sales of the non-core businesses divested to L-3 and GE, net sales for both the quarter and six months ended June 30, 1998 would have increased by approximately two percent as compared to the same periods in 1997. Sales volume increases in certain technology services programs and welfare and family services programs were offset by reduced activities resulting from maturing programs in both 1998 periods. Operating profit for the quarter and six months ended June 30, 1998 decreased by approximately 29 percent from the comparable 1997 periods. Excluding the 1997 operating profit from divested entities, operating profit for the quarter and six months ended June 30, 1998 would have decreased by 26 percent and 22 percent, respectively, each as compared to the same periods in 1997. These decreases primarily resulted from adverse performance in the segment's commercial product lines.

  Net sales of the Aeronautics segment for the quarter and six months ended June 30, 1998 decreased by five percent and three percent from the comparable 1997 periods, respectively, due principally to the divestiture of the segment's Aerostructures business unit to GE. Operating profit for the second quarter and six months ended June 30, 1998 decreased by five percent and increased by six percent, respectively, as compared to the same periods in 1997. Excluding the operating profit from the segment's Aerostructures business unit, operating profit for the 1998 quarter would have remained relatively consistent with the same 1997 period; however, operating profit for the six months ended
June 30, 1998 would have increased by 12 percent as compared to the same 1997 period. The year-to-date increase was primarily due to an increase in F-16 deliveries, performance improvements in the F-16 program and improved operating margins on the C-130 airlift aircraft program during the first half of 1998.

  Net sales of the Energy and Other segment for the quarter and six months ended June 30, 1998 increased significantly from the comparable 1997 amounts primarily due to an increase in environmental systems activities. Operating profit for the second quarter of 1998 decreased 15 percent from the comparable 1997 amount; however, operating profit for the six month period ended June 30,1998 was consistent with the comparable 1997 amount. In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


effect of these matters, and summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA included, but were not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. The Corporation wrote a series of letters to the DOE seeking technical direction, including an accurate inventory of the Pit 9 contents. No direction was provided. To better focus the Corporation's management resources on resolving these issues, the management and reporting structure of the Pit 9 program were changed in September 1997; however, the Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. Starting in May 1997, the Corporation reduced work activities at the Pit 9 site.

  On February 27, 1998, the Corporation received a cure notice alleging that certain actions taken by the Corporation were conditions endangering performance of the Pit 9 contract. The notice advised that, unless these conditions were cured within 30 days, the contract might be terminated for default. The Corporation believed (and continues to believe) that termination for default was neither permissible under the Pit 9 contract nor warranted under the circumstances and, on April 13, 1998, submitted its reply to the cure notice setting forth its rationale for these positions. On June 1, 1998, despite the Corporation's reply, the DOE, through Lockheed Martin Idaho Technologies
Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. The Government has not yet responded to the suit. Additionally, on July 21, 1998, the Corporation withdrew the REA previously submitted to the DOE in March 1997 and replaced it with a certified REA. This action resulted from the DOE's dissatisfaction with the uncertified nature of the original REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. It is anticipated that the DOE will require several months to consider this certified REA. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. Federal District Court in Boise, Idaho, seeking recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The Corporation intends to resist this action while continuing to pursue its certified REA.

LIQUIDITY AND CAPITAL RESOURCES

  During the first half of 1998, $80 million of cash was used for operating activities, compared to $37 million used during the first half of 1997. This fluctuation resulted principally from increased working capital requirements related to certain aircraft and space-related programs. Net cash used for investing activities during the first half of 1998 was $219 million, compared to $506 million provided by investing activities during the first half of 1997. The 1997 amount included the receipt of $450 million from General Dynamics Corporation related to the sale of the Corporation's Armament Systems and Defense Systems operations and $464 million from the divestiture of the L-3 operations. Net cash provided by financing activities was $299 million in the first half of 1998 versus $469 million used for financing activities in the comparable 1997 period. The variance between periods was primarily due to a $453 million net increase in the Corporation's total debt position during the first half of 1998 versus a $327 million net decrease in total debt during the comparable 1997 period. Proceeds from new debt issued in 1998 were used primarily to fund the increased working capital requirements noted above.

  Commercial paper borrowings of approximately $2.6 billion were outstanding at June 30, 1998. Of this amount, $1 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. During the second quarter of 1998, the Corporation increased the amount of its one-year revolving credit facility from $1.5 billion to $2.5 billion. The Corporation's four-year revolving credit facility in the amount of $3.5 billion remains unchanged. The increase in short-term borrowings was utilized to finance working capital requirements. Total debt, including short-term borrowings, amounted to approximately 68 percent of total capitalization at June 30, 1998, a reduction from the nearly 70 percent reported at December 31, 1997. The increase in stockholders' equity resulted primarily from net earnings for the quarter and employee stock option, ESOP and other stock activity, offset by dividends totaling $153 million.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


  Cash on hand and temporarily invested, internally generated funds and available financing resources are expected to be sufficient to meet anticipated operating and debt service requirements and discretionary investment needs. Consistent with the Corporation's desire to generate cash to invest in its core businesses and reduce debt, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation may continue to divest certain non-core businesses, passive equity investments and surplus properties.

YEAR 2000 ISSUES

  Like most companies, Lockheed Martin is affected by Year 2000 issues. Accordingly, all of the Corporation's business units are actively involved in its Year 2000 Compliance Program (the Program). This Program has been designed to minimize risk to the Corporation's business units and its customers using a standard six-phase industry approach. The six phases include: Awareness, Assessment, Renovation, Validation, Implementation and Post-Implementation. The Corporation has completed its assessments which address both internal and external (customer products and deliverables) systems. In many of the Corporation's business units, renovation work is well underway and validation testing has begun relative to internal systems. In the area of customer products and deliverables, numerous contracts have been reviewed and customers notified if Year 2000 issues were identified. Renovation of these products, where requested and funded by the customer, is in process or planned.

  Lockheed Martin has developed a plan to achieve its overall goal of Year 2000 readiness in advance of the century change. During 1998, much of the renovation and validation testing will be completed, and 1999 will be used to address late availability of vendor or government furnished equipment, planned replacement systems and overflow validation testing. Based on information available at this time, management believes that the costs to implement the Program will not have a material impact on the Corporation's consolidated results of operations, cash flows or financial position in any period. Such costs are allowable in establishing prices for the Corporation's products and services under contracts with the U.S. Government, and therefore are being reflected in the Corporation's sales and cost of sales.

  The costs to implement and the time frame contemplated by the Program are based on management's best estimates, which were derived utilizing numerous assumptions related to future events, including each vendor's ability to modify proprietary software, unanticipated issues identified in the ongoing compliance review, and other similar uncertainties. There can be no guarantee that these estimates of costs or timing, or that the objectives of the Program, will be achieved. However, the Corporation continues to monitor activities related to the Program through program reviews and internal audits designed to ensure Year 2000 readiness, and management currently believes that activities to date are consistent with the Program's design. Contingency and crisis plans are being prepared and will be implemented if necessary.

  In addition, as part of the Program, formal communication with the Corporation's suppliers, customers and other support services has been initiated. Interfaces to external suppliers and customers (including banks and U.S. Government customers) have been included in assessments and validation testing. Also, certain systems utilized by the Corporation include embedded vendor products for which responsibility for Year 2000 compliance rests with the respective vendor. The Corporation does not have control over these third parties and, as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. However, the Corporation's Program includes actions designed to identify and minimize any third party exposures and management believes that, based on third party exposures identified to date, Program activities are consistent with its design.

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

                          LOCKHEED MARTIN CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows; the outcome of contingencies including litigation and environmental remediation; and anticipated costs of capital investments and planned dispositions. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 14 through 17 and pages 18 through 19, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 24 of the 1997 Annual Report, and "Note 1-Summary of Significant Accounting Policies" and "Note 16-Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 31 through 32 and pages 41 through 42, respectively, of the Audited Consolidated Financial Statements included in the 1997 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 17 of this Form 10-Q, and "Note 4 - Contingencies" and "Note 5 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 8 through 9 and pages 10 through 11, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

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

  As previously reported, Lockheed Martin Energy Systems (LMES) received a notice of violation from the Tennessee Department of Environment and Conservation relating to alleged violations of state hazardous waste management regulations in connection with the company's operations at the DOE complex at Oak Ridge, Tennessee. Although the DOE is the principal operator of this complex, LMES has entered into an arrangement with the DOE by which the company takes direct regulatory responsibility for certain day-to-day activities under the company's control at the K-25 and Y-12 facilities within the complex. Late in the second quarter of 1998, the State assessed fines of $492,000 and $24,000 in connection with the notice of violation. LMES has filed an administrative appeal of the $24,000 fine and will file an administrative appeal of the $492,000 fine in the near future.

  As previously reported, the District Attorney for Mendocino County, California notified the Corporation that it had prepared a civil complaint naming the Corporation, M4 Environmental L.P. and a third party for alleged violations of state and county environmental laws at the Retech facility in Ukiah, California. The Corporation entered into a civil settlement of the matter for $87,500 and related criminal allegations were dismissed.

  As previously reported, on July 2, 1997, the Corporation and Northrop Grumman Corporation (Northrop Grumman) entered into an Agreement and Plan of Merger (the Agreement), which provided for the merger of a wholly-owned subsidiary of Lockheed Martin with and into Northrop Grumman (the Merger). On March 23, 1998, the United States, acting through the Antitrust Division of the Department of Justice, filed a civil action in the United States District Court for the District of Columbia against the Corporation and Northrop Grumman requesting that the Court permanently enjoin and restrain the Corporation and Northrop Grumman from carrying out the Agreement or from entering into or carrying out any agreement, understanding or plan, the effect of which would be to combine the business or assets of the Corporation and Northrop Grumman. On July 16, 1998, at a special meeting of the Board of Directors of the Corporation, the Board of Directors terminated the Agreement and abandoned the Merger. Thereafter, the parties to the civil action entered into a stipulation voluntarily dismissing the action without prejudice and the Court so ordered on July 23, 1998.

  The Corporation has previously reported a continuing Government investigation related to the performance of various Government contracts by the former Unisys Corporation Defense Systems facility at Great Neck, New York. The Corporation acquired the facility when it acquired Loral Corporation. Loral Corporation acquired the facility from Unisys Corporation. On June 12, 1998, the Corporation was served with a grand jury subpoena issued by the United States District Court for the Eastern District of New York seeking documents related to this investigation. The Corporation is cooperating in the investigation.

  Between May 13 and May 19, 1998, Lockheed Martin Technical Operations and 13 employees were served with grand jury subpoenas issued by the United States District Court for the District of Colorado seeking documents relating to efforts to obtain and to perform space operations, maintenance and support contracts with the U.S. Air Force. The Corporation and its employees have responded to the subpoenas and the Corporation is cooperating in the Government's continuing investigation.

                          LOCKHEED MARTIN CORPORATION
                    PART II - OTHER INFORMATION (Continued)


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On April 23, 1998, the Corporation held its Annual Meeting of Stockholders. A description of matters voted upon by stockholders at this meeting, and the results of such votes, were disclosed in Item 4 of Lockheed Martin Corporation's first quarter 1998 Form 10-Q filed with the Securities and Exchange Commission on May 8, 1998.

Item 5.  OTHER INFORMATION

  In accordance with the provisions of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, stockholders wishing to submit a proposal to be considered for inclusion in the Corporation's proxy statement and on the proxy solicitation/voting instruction card for the Corporation's 1999 Annual Meeting of Stockholders (the 1999 Meeting) must submit the proposal in writing and the proposal must be received by the Corporate Secretary of the Corporation on or before November 20, 1998.

  In addition, the Corporation's Bylaws anticipate that stockholders may wish to bring nominations or other business before a stockholders' meeting without including the proposal in the Corporation's proxy statement as discussed above. In this regard, the Bylaws include advance notice provisions whereby stockholders desiring to bring nominations or other business before a stockholders' meeting must do so in accordance with the terms of the advance notice provisions. These advance notice provisions require that, among other things, stockholders give timely written notice to the Corporate Secretary of the Corporation regarding such nominations or other business. To be timely, subject to certain limited exceptions, the notice must be delivered to the Corporate Secretary at the principal executive offices of the Corporation not more than 120 days nor less than 90 days prior to the first anniversary of the preceding year's annual meeting. The 1998 Annual Meeting of Stockholders of the Corporation was held on April 23, 1998. As a result, to be properly brought before the 1999 Meeting, written notice of nominations or other business to be introduced by a stockholder of the Corporation must be received by the Corporation's Corporate Secretary between the dates of December 24, 1998 and January 23, 1999, inclusive.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   1.   Exhibit 12. Lockheed Martin Corporation Computation of Ratio of Earnings
               to Fixed Charges for the six months ended June 30, 1998.

   2.   Exhibit 27. Financial Data Schedule for the six months ended June 30,
               1998.

(b)  Reports on Form 8-K filed in the second quarter of 1998.

   None.

                          LOCKHEED MARTIN CORPORATION
                    PART II - OTHER INFORMATION (Continued)


(c)  Reports on Form 8-K filed subsequent to the second quarter of 1998.

   1.   Current report on Form 8-K filed on July 17, 1998.

        Item 5.  Other Events

        On July 17, 1998, the registrant filed information concerning the termination of the Agreement and Plan of Merger dated July 2, 1997 among the registrant, a wholly-owned subsidiary of the registrant and Northrop Grumman Corporation.

                          LOCKHEED MARTIN CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LOCKHEED MARTIN CORPORATION
                                            ---------------------------
                                                  (Registrant)


Date:  August 13, 1998                      by:    /s/Todd J. Kallman
       ---------------                            --------------------
                                                  Todd J. Kallman
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)