Form 10-Q
period 1998-09-30
LOCKHEED MARTIN CORP
filed 1998-11-02
CIK 936468

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR QUARTER ENDED  SEPTEMBER 30, 1998  COMMISSION FILE NUMBER  1-11437
                       ------------------                          -------


                          LOCKHEED MARTIN CORPORATION
                         ----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MARYLAND                                         52-1893632
-------------------------------                           ----------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                           20817
----------------------------------------                  ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (301) 897-6000
                                                          ---------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                             YES       X      NO
                                                   ---------     --------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                           OUTSTANDING AS OF OCTOBER 15, 1998
--------------------------                  ----------------------------------
COMMON STOCK, $1 PAR VALUE                               196,256,267


                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                  ____________

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Condensed Consolidated Statement of Earnings -
     Three Months and Nine Months Ended September 30, 1998 and 1997.....................   3

   Condensed Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 1998 and 1997......................................   4

   Condensed Consolidated Balance Sheet -
     September 30, 1998 and December 31, 1997...........................................   5

   Notes to Condensed Consolidated Financial Statements.................................   6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................  14

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings............................................................  23

  Item 6.  Exhibits and Reports on Form 8-K.............................................  23

Signatures..............................................................................  25

Exhibit 3       Bylaws of Lockheed Martin Corporation, as amended

Exhibit 10(g)   Form of Long-Term Incentive Performance Award Agreement

Exhibit 12      Computation of Ratio of Earnings to Fixed Charges

Exhibit 27      Financial Data Schedule

                          LOCKHEED MARTIN CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                                   1998         1997              1998          1997
                                               -----------  -----------       ------------  -------------
                                                        (In millions, except per share data)
Net sales                                           $6,349       $6,619            $19,086        $20,191
Cost of sales                                        5,653        5,942             17,135         18,221
                                                    ------       ------            -------        -------

Earnings from operations                               696          677              1,951          1,970
Other income and expenses, net                          34           70                105            143
                                                    ------       ------            -------        -------

                                                       730          747              2,056          2,113
Interest expense                                       221          213                655            615
                                                    ------       ------            -------        -------

Earnings before income taxes                           509          534              1,401          1,498
Income tax expense                                     191          203                525            569
                                                    ------       ------            -------        -------

Net earnings                                        $  318       $  331            $   876        $   929
                                                    ======       ======            =======        =======

Earnings per common share:
   Basic                                            $ 1.69       $ 1.70            $  4.67        $  4.78
                                                    ======       ======            =======        =======
   Diluted                                          $ 1.67       $ 1.51            $  4.61        $  4.28
                                                    ======       ======            =======        =======

Cash dividends declared per common share            $  .40       $  .40            $  1.20        $  1.20
                                                    ======       ======            =======        =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                               1998          1997
                                                                           ------------  ------------
                                                                                 (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $ 876       $   929
Adjustments to reconcile net earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                                     744           780
  Changes in operating assets and liabilities                                      (913)       (1,478)
                                                                                  -----       -------

Net cash provided by operating activities                                           707           231
                                                                                  -----       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties, net of purchased operations                               (477)         (535)
Divestiture of L-3 Companies                                                         --           464
Divestiture of Armament Systems and Defense Systems                                  --           450
Other acquisition, investment and divestiture activities                            127           (70)
                                                                                  -----       -------

Net cash (used for) provided by investing activities                               (350)          309
                                                                                  -----       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings                                    699           (98)
Net repayments related to long-term debt                                           (651)         (133)
Issuances of common stock                                                            58            71
Common stock dividends                                                             (229)         (225)
Preferred stock dividends                                                            --           (45)
Final settlement for redemption of preferred stock                                  (51)           --
                                                                                  -----       -------

Net cash used for financing activities                                             (174)         (430)
                                                                                  -----       -------

Net increase in cash and cash equivalents                                           183           110
Cash and cash equivalents at beginning of period                                     --            --
                                                                                  -----       -------

Cash and cash equivalents at end of period                                        $ 183       $   110
                                                                                  =====       =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                    September 30,       December 31,
                                                                        1998               1997
                                                                   ---------------    ---------------
                                                                             (In millions)
ASSETS
Current assets:
 Cash and cash equivalents                                                 $   183            $    --
 Receivables                                                                 5,127              5,009
 Inventories                                                                 4,340              3,144
 Deferred income taxes                                                       1,196              1,256
 Other current assets                                                          768                696
                                                                           -------            -------

     Total current assets                                                   11,614             10,105

Property, plant and equipment                                                3,608              3,669
Intangible assets related to contracts and  programs acquired                1,461              1,566
Cost in excess of net assets acquired                                        9,664              9,856
Other assets                                                                 3,415              3,165
                                                                           -------            -------

                                                                           $29,762            $28,361
                                                                           =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                          $ 1,077            $ 1,234
 Customer advances and amounts in excess of costs incurred                   4,308              3,644
 Salaries, benefits and payroll taxes                                          931                924
 Income taxes                                                                  661                364
 Short-term borrowings                                                       1,193                494
 Current maturities of long-term debt                                          579                876
 Other current liabilities                                                   1,373              1,653
                                                                           -------            -------

     Total current liabilities                                              10,122              9,189

Long-term debt                                                              10,183             10,528
Post-retirement benefit liabilities                                          1,958              1,982
Other liabilities                                                            1,491              1,486

Stockholders' equity:
 Common stock, $1 par value per share                                          195                194
 Additional paid-in capital                                                    194                 25
 Retained earnings                                                           5,812              5,173
 Unearned ESOP shares                                                         (193)              (216)
                                                                           -------            -------

     Total stockholders' equity                                              6,008              5,176
                                                                           -------            -------

                                                                           $29,762            $28,361
                                                                           =======            =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission on March 19, 1998 in its 1997 Annual Report on Form 10-K. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 1998 presentation.

NOTE 2 - TRANSACTION AGREEMENT WITH COMSAT CORPORATION

  On September 20, 1998, the Corporation and Comsat Corporation (Comsat) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction with a total estimated value of approximately $2.7 billion (the Merger). The Merger Agreement has been approved by the respective Boards of Directors of the Corporation and Comsat. In connection with the first phase of this transaction, the Corporation commenced a cash tender offer (the Tender Offer) on September 25, 1998, to purchase up to 49 percent of the outstanding shares of common stock of Comsat on the date of the purchase at a price of $45.50 per share, with an estimated value of $1.3 billion. The second phase of the transaction, which will result in consummation of the Merger, will be accomplished by an exchange of 0.5 shares of Lockheed Martin common stock for each share of Comsat common stock at an estimated value of $1.4 billion.

  The consummation of the Tender Offer is subject to, among other things, the approval of the Merger by the stockholders of Comsat and certain regulatory approvals. This first phase of the transaction is expected to close in the first half of 1999 and, upon closing, the Corporation will account for its investment in Comsat under the equity method of accounting. Consummation of the Merger is subject to, among other things, the enactment of legislation necessary to allow Lockheed Martin to acquire the remaining shares of Comsat common stock and certain additional regulatory approvals. The Merger is expected to be completed by the end of 1999 and, upon consummation, will be accounted for under the purchase method of accounting. If the Tender Offer is consummated but the necessary legislation is not enacted or the additional regulatory approvals are not obtained, each as required for consummation of the Merger, the Corporation will not be able to achieve all of its objectives with respect to the Comsat transaction and will be unable to exercise control over Comsat.

NOTE 3 - EARNINGS PER SHARE

  Effective December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Accordingly, all prior period earnings per share data presented have been restated to conform to the provisions of the new standard.

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

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

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

The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                             1998            1997              1998             1997
                                                        -------------   -------------     -------------    --------------
                                                                       (In millions, except per share data)
Net earnings applicable  to common stock:
----------------------------------------

Net earnings                                                  $  318           $  331            $  876            $  929
Dividends on preferred stock                                       -              (15)                -               (45)
                                                              ------           ------            ------            ------
Net earnings applicable to common stock for basic
 earnings per share                                              318              316               876               884

Dividends on preferred stock                                       -               15                 -                45
                                                              ------           ------            ------            ------
Net earnings applicable to common stock for diluted
   earnings per share                                         $  318           $  331            $  876            $  929
                                                              ======           ======            ======            ======

Average common shares outstanding:
---------------------------------

Average number of common shares outstanding for
    basic earnings per share                                   188.6            185.9             187.7             184.9

Assumed conversion of the Series A preferred stock                 -             28.9                 -              28.9
Dilutive stock options based on the treasury stock
    method                                                       2.0              2.8               2.4               3.1
                                                              ------           ------            ------            ------
Average number of common shares outstanding for
    diluted earnings per share                                 190.6            217.6             190.1             216.9
                                                              ======           ======            ======            ======

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

                                          Three Months Ended                 Nine Months Ended
                                              September 30,                     September 30,
                                          1998            1997              1998             1997
                                     -------------   -------------     -------------    --------------
                                                  (In millions, except per share data)
Basic earnings per share:
------------------------
Net earnings                                $1.69           $1.78              $4.67             $5.02
Dividends on preferred stock                    -            (.08)                 -              (.24)
                                            -----           -----            -------             -----

Earnings per share                          $1.69           $1.70              $4.67             $4.78
                                            =====           =====            =======             =====

Diluted earnings per share:
--------------------------

Net earnings                                $1.67           $1.51              $4.61             $4.28
                                            =====           =====            =======             =====

  On October 22, 1998, the Board of Directors of the Corporation authorized a two-for-one split of the Corporation's common stock. The stock split will be in the form of a stock dividend; therefore, stockholders of record on December 1, 1998, will receive one additional share for each share of the Corporation's common stock held. The new shares will be issued on December 31, 1998. Subsequent to the consummation of the stock split, all references to shares of common stock and per share amounts will be restated to reflect the stock split. This will result in modification of the exchange ratio contemplated by the Merger Agreement between the Corporation and Comsat from 0.5 shares of Lockheed Martin common stock for each share of Comsat common stock, as previously announced, to one share of Lockheed Martin common stock for each share of Comsat common stock.

  In addition, the Corporation's Board of Directors approved an increase to the cash dividend per share of common stock to $.44 per share, or $1.76 annually, on a pre-stock split basis. The increased dividend will be effective for dividends declared beginning in the fourth quarter of 1998.

NOTE 4 - INVENTORIES

                                                        September 30,      December 31,
                                                            1998               1997
                                                       --------------    ---------------
                                                                (In millions)
Work in process, primarily related to long-term
 contracts and programs in progress                           $ 6,230            $ 5,155
Less customer advances and progress payments                   (2,496)            (2,805)
                                                              -------            -------
                                                                3,734              2,350
Other inventories                                                 606                794
                                                              -------            -------
                                                              $ 4,340            $ 3,144
                                                              =======            =======

  Included in work in process are approximately $725 million and $490 million of advances as of September 30, 1998 and December 31, 1997, respectively, to foreign subcontractors, Khrunichev Enterprise and R D AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, for the manufacture of launch vehicles and related launch services.

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

  Environmental matters -- In 1991, the Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) relating to certain property in Burbank, California, which obligated the Corporation to design and construct facilities to monitor, extract, and treat groundwater, and to operate and maintain such facilities for approximately eight years. The Corporation has now entered a follow-on consent decree with the EPA which obligates the Corporation to fund the continued operation and maintenance of these facilities through the year 2018. The Corporation estimates that expenditures required to comply with the consent decrees over their remaining terms will be approximately $110 million.

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

  The Corporation is responding to three administrative orders issued by the Regional Board in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this work, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $110 million. Finally, the Corporation is coordinating with the U.S. Air Force, which is conducting preliminary studies of the potential health effects of exposure to perchlorates in connection with several sites across the country, including the Redlands site. The results of these studies will determine the extent of the Corporation's clean-up obligation, if any, with respect to perchlorates.

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

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)

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

  On February 27, 1998, the Corporation received a cure notice alleging that certain actions taken by the Corporation were conditions endangering performance of the Pit 9 contract. The notice advised that, unless these conditions were cured within 30 days, the contract might be terminated for default. The Corporation believed (and continues to believe) that termination for default was neither permissible under the Pit 9 contract nor warranted under the circumstances and, on April 13, 1998, submitted its reply to the cure notice setting forth its rationale for these positions. On June 1, 1998, despite the Corporation's reply, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. The Government has not yet responded to the suit. Additionally, on July 21, 1998, the Corporation withdrew the REA previously submitted to the DOE in March 1997 and replaced it with a certified REA. This action resulted from the DOE's dissatisfaction with the uncertified nature of the original REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. It is anticipated that the DOE will require several months to consider this certified REA. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. Federal District Court in Boise, Idaho, seeking recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


Corporation intends to resist this action while continuing to pursue its certified REA. The parties in both lawsuits have obtained extensions of time to file their respective responses to complaints included therein; such responses are expected to be filed during the fourth quarter of 1998. The Corporation continues to assert its position in the litigation while continuing efforts to resolve the dispute through non-litigation means.

NOTE 6 - OTHER

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

  In March 1997, the Corporation executed a definitive agreement valued at approximately $525 million to reposition 10 non-core business units as a new independent company, L-3 Communications Corporation (L-3), in which the Corporation retained a 34.9 percent ownership interest at closing. These business units, primarily composed of high-technology, product-oriented companies, contributed approximately two percent of the Corporation's net sales during the three month period ended March 31, 1997. The transaction, which closed on April 30, 1997 with an effective date of March 30, 1997, did not have a material impact on the Corporation's earnings. During May 1998, L-3 completed an Initial Public Offering resulting in the issuance of an additional 6.9 million shares of its common stock to the public. This transaction resulted in a reduction in the Corporation's ownership to approximately 25 percent, and the recognition of a pretax gain of $18 million in other income and expenses. The gain increased net earnings by $12 million, or $.06 per diluted share.

  In September 1998, the Corporation recorded an adjustment in the Space & Strategic Missiles segment which resulted from a significant improvement in the Atlas II launch vehicle program related to the retirement of program and technical risk based upon a current evaluation of the program's historical performance. This change in estimate increased pretax earnings by $120 million, net of state income taxes, and increased net earnings by $78 million, or $.41 per diluted share.

  Commercial paper borrowings of approximately $2.2 billion were outstanding at September 30, 1998. Of this amount, $1 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. During May 1998, the Corporation increased the amount of its short-term revolving credit facility, which matures on May 28, 1999, from $1.5 billion to $2.5 billion. The Corporation's long-term revolving credit facility in the amount of $3.5 billion, which matures on December 20, 2001, remains unchanged.

  The Corporation's total interest payments were $550 million and $498 million for the nine months ended September 30, 1998 and 1997, respectively.

  The Corporation's federal and foreign income tax payments, net of refunds received, were $155 million and $909 million for the nine months ended September 30, 1998 and 1997, respectively.

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


  Effective January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for reporting and disclosure of comprehensive income, which is composed of net earnings and certain items of other comprehensive income as defined in the Statement, for all periods presented; however, the adoption of SFAS No. 130 had no impact on the Corporation's net earnings or stockholders' equity. The components of other comprehensive income, both individually and in the aggregate, were not material for the three month and nine month periods ended September 30, 1998 and 1997.

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

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998, and will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. The Corporation is in the process of analyzing and assessing the impact of this SOP, and plans to adopt effective January 1, 1999. Although the adoption of this SOP is expected to affect the timing of future cash flows under contracts with the U.S. Government, management does not currently expect its adoption will have a material effect on the Corporation's consolidated results of operations, cash flows or financial position.

  In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 provides authoritative guidance on accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. Management currently estimates that the amount of the after-tax cumulative effect adjustment to be recognized upon the adoption of the SOP will be between $300 million and $400 million. The Corporation is continuing to analyze and assess the timing of the adoption and its impact on the Corporation's consolidated results of operations and financial position.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides authoritative guidance on accounting and financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation, as further defined in the Statement. SFAS No. 133 requires adoption no later than January 1, 2000, but early adoption is allowed, and initial application must be as of the beginning of a fiscal quarter. Additionally, the Statement

                          LOCKHEED MARTIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                                  (UNAUDITED)


cannot be applied retroactively to prior periods. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Corporation is currently analyzing and assessing the impact that the adoption of SFAS No.133 is expected to have on its consolidated results of operations, cash flows and financial position.

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


TRANSACTION AGREEMENT WITH COMSAT CORPORATION

  On September 20, 1998, the Corporation and Comsat Corporation (Comsat) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction with a total estimated value of approximately $2.7 billion (the Merger). The Merger Agreement has been approved by the respective Boards of Directors of the Corporation and Comsat. In connection with the first phase of this transaction, the Corporation commenced a cash tender offer (the Tender Offer) on September 25, 1998, to purchase up to 49 percent of the outstanding shares of common stock of Comsat on the date of purchase at a price of $45.50 per share, with an estimated value of $1.3 billion. The second phase of the transaction, which will result in consummation of the Merger, will be accomplished by an exchange of 0.5 shares of Lockheed Martin common stock for each share of Comsat common stock at an estimated value of $1.4 billion.

  The consummation of the Tender Offer is subject to, among other things, the approval of the Merger by the stockholders of Comsat and certain regulatory approvals. This first phase of the transaction is expected to close in the first half of 1999 and, upon closing, the Corporation will account for its investment in Comsat under the equity method of accounting. Consummation of the Merger is subject to, among other things, the enactment of legislation necessary to allow Lockheed Martin to acquire the remaining shares of Comsat common stock and certain additional regulatory approvals. The Merger is expected to be completed by the end of 1999 and, upon consummation, will be accounted for under the purchase method of accounting. If the Tender Offer is consummated but the necessary legislation is not enacted or the additional regulatory approvals are not obtained, each as required for consummation of the Merger, the Corporation will not be able to achieve all of its objectives with respect to the Comsat transaction and will be unable to exercise control over Comsat.

FORMATION OF GLOBAL TELECOMMUNICATIONS SUBSIDIARY

  On August 11, 1998, the Corporation announced the formation of Lockheed Martin Global Telecommunications, Inc. (Global Telecommunications), a wholly-owned subsidiary of the Corporation. Global Telecommunications will combine several existing joint ventures and elements of the Corporation under a dedicated management team focused on capturing a greater portion of the worldwide network services market. In its announcement, the Corporation indicated that the following operations will be included in Global Telecommunications: Lockheed Martin Intersputnik, Ltd., a strategic venture with Moscow-based Intersputnik that is scheduled to deploy its first satellite in 1999; Astrolink TM International Ltd., a strategic venture that will provide global interactive multimedia services using next-generation broadband satellite technology; Communications Systems, which markets commercial satellite communications systems capabilities; the elements of Lockheed Martin Management & Data Systems and Lockheed Martin Western Development Laboratories that provide commercial communications capabilities; and Satco (Asia), LLC, a joint venture with GE Americom that is scheduled to launch a satellite next year that will serve broadcasters in the Asia-Pacific region. Additionally, the Corporation intends to include in Global Telecommunications the operations of Comsat upon consummation of the Tender Offer and the Merger.

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

  The debt incurred to finance the GE Transaction resulted in an increase in the Corporation's leverage ratio. In anticipation of this increase, Lockheed Martin negotiated an increase in the leverage ratio permitted under its credit facilities, which support its outstanding commercial paper borrowings, in order to permit the GE Transaction to take place. As the issuance of the Corporation's common stock contemplated in connection with the Northrop Grumman transaction was expected to reduce the leverage ratio, this negotiated increase was temporary, expiring on June 30, 1998. Following the termination of the Northrop Grumman merger agreement, Lockheed Martin has negotiated a further amendment to the leverage restrictions under its credit facilities so as to be in compliance with these restrictions subsequent to June 30, 1998.

RESULTS OF OPERATIONS

  The Corporation's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

  Consolidated net sales for the third quarter of 1998 were $6.3 billion, a four percent decrease from the $6.6 billion recorded for the comparable period in 1997. Consolidated net sales for the nine months ended September 30, 1998 were $19.1 billion, a five percent decrease from the $20.2 billion reported for the same period in 1997. The 1997 results include the operations of two non-core commercial businesses divested to General Electric Company in November 1997, the operations of L-3 Communications Corporation (L-3), which was repositioned as an independent company effective March 30, 1997, and the operations of the Corporation's Commercial Electronics business unit which was divested in the first quarter of 1998. Excluding the effects of these divested operations, net sales both for the quarter and for the nine months ended September 30, 1998 would have increased by three percent over comparable 1997 results. The Corporation's operating profit (earnings before interest and taxes) for the third quarter of 1998 was $730 million as compared to $747 million for the comparable 1997 period. The Corporation's operating profit for the nine months ended September 30, 1998 was $2.06 billion as compared to $2.11 billion for the comparable 1997 period. Excluding the impact of the divested operations described above, operating profit both for the quarter and for the nine months ended September 30, 1998 would have remained consistent with the comparable 1997 amounts.

  Net earnings for the third quarter of 1998 were $318 million, a four percent decrease from reported third quarter 1997 net earnings of $331 million. The Corporation's diluted earnings per share reported for the

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


third quarter of 1998 was $1.67, an 11 percent increase from third quarter 1997 diluted earnings per share of $1.51. Net earnings for the nine months ended September 30, 1998 were $876 million, a six percent decrease from reported net earnings of $929 million for the comparable 1997 period. The Corporation's diluted earnings per share for the nine months ended September 30, 1998 was $4.61, an eight percent increase from the comparable 1997 diluted earnings per share of $4.28. The 1998 earnings per share amounts reflect the impact of the fourth quarter 1997 redemption of the Corporation's Series A preferred stock formerly held by GE. The effective income tax rate for the third quarter and nine months ended September 30, 1998 was 37.5 percent as compared to 38 percent for the third quarter and nine months ended September 30, 1997. The effective rates for each period were higher than the statutory corporate federal income tax rate principally due to the nondeductibility for tax purposes of certain costs in excess of net assets acquired associated with previous acquisition activities.

  The Corporation's backlog of undelivered orders was approximately $43.9 billion at September 30, 1998, versus $47.1 billion reported at December 31, 1997. The Corporation received orders for approximately $17.1 billion in new and follow-on business, which were more than offset by sales during the first nine months of 1998.

  The following table displays third quarter and year-to-date net sales and operating profit for the Corporation's business segments.

                                             Three Months Ended                    Nine Months Ended
                                                September 30,                        September 30,
                                         1998                 1997               1998             1997
                                   -----------------  --------------------  ---------------  ---------------
                                                                   (In millions)
Net Sales:
 Space & Strategic Missiles                   $1,714          $1,944                $ 5,626          $ 5,828
 Electronics                                   1,708           1,699                  5,176            5,192
 Information & Services                        1,237           1,631                  3,731            4,958
 Aeronautics                                   1,638           1,294                  4,370            4,100
 Energy and Other                                 52              51                    183              113
                                              ------          ------                -------          -------
                                              $6,349          $6,619                $19,086          $20,191
                                              ======          ======                =======          =======
Operating Profit:
 Space & Strategic Missiles                   $  261          $  310                $   762          $   874
 Electronics                                     226             169                    549              435
 Information & Services                           39              46                    165              224
 Aeronautics                                     171             152                    474              439
 Energy and Other                                 33              70                    106              141
                                              ------          ------                -------          -------
                                              $  730          $  747                $ 2,056          $ 2,113
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

  Net sales of the Space & Strategic Missiles segment decreased by 12 percent and three percent for the quarter and nine months ended September 30, 1998, respectively, from the comparable 1997 periods. These decreases were primarily attributable to reduced launch vehicle activities in the third quarter versus the prior

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


year period as well as a decrease in Trident fleet ballistic missile program activities. These factors also contributed to the decrease in operating profit of 16 percent and 13 percent for the quarter and nine months ended September 30, 1998, respectively, from the comparable 1997 periods. However, these decreases were partially offset by an adjustment recorded in the third quarter of 1998 totaling $120 million, net of state income taxes, which resulted from a significant improvement in the Atlas II launch vehicle program related to the retirement of program and technical risk based upon a current evaluation of the program's historical performance.

  Net sales of the Electronics segment remained relatively consistent for the quarter and nine months ended September 30, 1998 as compared to the same periods in 1997. Excluding the net sales of the Commercial Electronics business unit divested in the first quarter of 1998, net sales for the quarter and nine months ended September 30, 1998 would have increased by four percent and three percent, respectively, from the comparable 1997 amounts. These increases were principally the result of increased production deliveries of postal systems equipment. Operating profit for the quarter and nine months ended September 30, 1998 increased significantly as compared to the respective 1997 amounts, primarily due to performance improvements across many of the segment's programs. In addition, third quarter 1998 operating profit was impacted by a favorable arbitration resolution.

  Net sales of the Information & Services segment for the quarter and nine months ended September 30, 1998 decreased by 24 percent and 25 percent, respectively, from the comparable 1997 periods. Excluding the 1997 net sales of the non-core businesses divested to L-3 and GE, net sales for the third quarter 1998 would have decreased by three percent as compared to the same period in 1997. Net sales for the nine months ended September 30, 1998, excluding the net sales of the divested businesses, would have remained relatively stable in comparison to the comparable 1997 period. Sales volume increases in certain technology services programs and welfare and family services programs were offset by reduced activities resulting from maturing programs in both 1998 periods. Operating profit for the quarter and nine months ended September 30, 1998 decreased by 15 percent and 26 percent from the comparable 1997 periods, respectively. These percentage decreases would have remained relatively consistent after excluding the 1997 operating profit from divested entities. These decreases primarily resulted from adverse performance in the segment's commercial product lines.

  Net sales of the Aeronautics segment for the third quarter of 1998 increased significantly from the comparable 1997 period due principally to increases in deliveries of F-16 fighter aircraft and C-130 airlift aircraft. Net sales for the nine months ended September 30, 1998 increased by seven percent as compared to the same 1997 period as a result of the aforementioned third quarter 1998 sales activity. In addition, the 1997 net sales amounts include the operations of the segment's Aerostructures business unit which was divested to GE during the fourth quarter of 1997. Operating profit for the third quarter and nine months ended September 30, 1998 increased by 13 percent and eight percent, respectively, as compared to the same periods in 1997. Excluding the operations of the Aerostructures business unit, operating profit would have increased by 27 percent and 17 percent for the third quarter and nine months ended September 30, 1998, respectively. These increases were principally due to the increase in aircraft deliveries noted above.

  Net sales of the Energy and Other segment for the third quarter of 1998 increased slightly as compared to 1997. Net sales for the nine months ended September 30, 1998 increased significantly from the comparable 1997 period due to an increase in environmental systems activities. Operating profit for the third quarter and nine months ended September 30, 1998 decreased significantly from the comparable 1997 periods due to the recognition of a gain in the third quarter of 1997 from the sale of a portion of the Corporation's real estate portfolio. In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation has incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threaten the viability of the overall Pit 9 program. Management completed its investigation to identify and quantify the overall effect of these matters, and summarized its findings in a request for equitable adjustment (REA) which was delivered to the DOE on March 31, 1997. The provisions of the REA included, but were not limited to, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. The Corporation wrote a series of letters to the DOE seeking technical direction, including an accurate inventory of the Pit 9 contents. No direction was provided. To better focus the Corporation's management resources on resolving these issues, the management and reporting structure of the Pit 9 program were changed in September 1997; however, the Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. Starting in May 1997, the Corporation reduced work activities at the Pit 9 site.

  On February 27, 1998, the Corporation received a cure notice alleging that certain actions taken by the Corporation were conditions endangering performance of the Pit 9 contract. The notice advised that, unless these conditions were cured within 30 days, the contract might be terminated for default. The Corporation believed (and continues to believe) that termination for default was neither permissible under the Pit 9 contract nor warranted under the circumstances and, on April 13, 1998, submitted its reply to the cure notice setting forth its rationale for these positions. On June 1, 1998, despite the Corporation's reply, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. The Government has not yet responded to the suit. Additionally, on July 21, 1998, the Corporation withdrew the REA previously submitted to the DOE in March 1997 and replaced it with a certified REA. This action resulted from the DOE's dissatisfaction with the uncertified nature of the original REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. It is anticipated that the DOE will require several months to consider this certified REA. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. Federal District Court in Boise, Idaho, seeking recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The Corporation intends to resist this action while continuing to pursue its certified REA. The parties in both lawsuits have obtained extensions of time to file their respective responses to complaints included therein; such responses are expected to be filed during the fourth quarter of 1998. The Corporation continues to assert its position in the litigation while continuing efforts to resolve the dispute through non-litigation means.

LIQUIDITY AND CAPITAL RESOURCES

  During the first nine months of 1998, $707 million of cash was provided by operating activities, compared to $231 million during the comparable 1997 period. This fluctuation resulted principally from decreased working capital requirements. Net cash used for investing activities for the nine months ended September 30, 1998 was $350 million as compared to $309 million provided by investing activities during the corresponding 1997 period. The 1997 amount included the receipt of $450 million from General Dynamics Corporation related to the sale of the Corporation's Armament Systems and Defense Systems operations and $464 million from the divestiture of the L-3 operations. The remaining difference between

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


the periods relates to other acquisition and divestiture activities. Net cash used by financing activities was $174 million during the nine months ended September 30, 1998 versus $430 million used for financing activities in the comparable 1997 period. The fluctuation between periods was primarily due to a $48 million increase, net of noncash acquisition activities, in the Corporation's total debt position during 1998 versus a $231 million net decrease in total debt during the comparable 1997 period.

  Commercial paper borrowings of approximately $2.2 billion were outstanding at September 30, 1998. Of this amount, $1 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this debt outstanding for at least one year. During May 1998, the Corporation increased the amount of its short-term revolving credit facility, which matures on May 28, 1999, from $1.5 billion to $2.5 billion. The Corporation's long-term revolving credit facility in the amount of $3.5 billion, which matures on December 20, 2001, remains unchanged. The $699 million increase in short-term borrowings was utilized to finance working capital requirements. Total debt, including short-term borrowings, amounted to approximately 67 percent of total capitalization at September 30, 1998, a reduction from the nearly 70 percent reported at December 31, 1997. The increase in stockholders' equity for the nine months ended September 30, 1998 resulted from net earnings for the period and employee stock option, ESOP and other stock activities, offset by dividends totaling $229 million.

  On October 22, 1998, the Board of Directors of the Corporation authorized a two-for-one split of the Corporation's common stock. The stock split will be in the form of a stock dividend; therefore, stockholders of record on December 1, 1998, will receive one additional share for each share of the Corporation's common stock held. The new shares will be issued on December 31, 1998. Subsequent to the consummation of the stock split, all references to shares of common stock and per share amounts will be restated to reflect the stock split. This will result in modification of the exchange ratio contemplated by the Merger Agreement between the Corporation and Comsat from 0.5 shares of Lockheed Martin common stock for each share of Comsat common stock, as previously announced, to one share of Lockheed Martin common stock for each share of Comsat common stock.

  In addition, the Corporation's Board of Directors approved an increase to the cash dividend per share of common stock to $.44 per share, or $1.76 annually, on a pre-stock split basis. The increased dividend will be effective for dividends declared beginning in the fourth quarter of 1998.

  The Corporation actively seeks to finance its business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. To achieve this objective, management continually reviews changing financial, market and economic conditions with a view toward managing the types, amounts and maturities of the Corporation's indebtedness. From time to time, the Corporation may refinance existing indebtedness, vary its mix of variable rate and fixed rate debt and the maturities of that debt, or seek alternative sources of financial support for its cash and operational needs.

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

OTHER MATTERS

  On October 27, 1998, CalComp Technology, Inc. (CalComp), a majority-owned public subsidiary of the Corporation, made a decision to divest certain of its nonstrategic businesses. As a result of this decision, CalComp has announced that it will recognize a non-cash charge approximating $60 million in the fourth quarter of 1998 to reduce the carrying value of the net assets of these businesses to their fair value. CalComp

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


also has announced that it is evaluating the business strategy for its continuing operations, and currently expects to record non-cash charges of approximately $30 million to $35 million in the fourth quarter of 1998 related to the impairment of certain long-lived assets. These charges will be reflected in the Corporation's consolidated financial statements in the fourth quarter.

  The Corporation has been reviewing its relationship with CalComp. This review, which has not been completed, has included assessments of CalComp's business strategy and proposed operating plans, CalComp's role in the Corporation's overall business strategy, and the Corporation's role as the primary source of financing for CalComp's operations. If, upon completion of this review, the Corporation should adopt a plan to terminate its role as a funding source or otherwise reduce its involvement with CalComp, significant charges in addition to those described in the preceding paragraph would likely be recognized by the Corporation in its consolidated financial statements at the time of plan adoption. These charges, which could range from $60 million to $100 million based on the preliminary data available, would be associated with the value of the Corporation's investment and estimated costs related to the specific actions required by the plan.

  The Corporation is currently engaged in its normal long-term business planning process, and, as such, all major lines of business and related strategies are being evaluated. The Launch Vehicle line of business includes the existing commercial Atlas, Athena and Air Force Titan products; the development of a new family of Evolved Expendable Launch Vehicles (EELV); and providing launch services through Lockheed Krunichev Energia International, Inc. and R D AMROSS, a joint venture between Pratt & Whitney and NPO Energomash. This particular business strategy review includes an evaluation of marketing strategy, international economic and political risk and an assessment of the impact of the recent Air Force EELV launch services award on the Corporation's investment in this line of business. Financial effects, if any, which result from this review will be addressed in the fourth quarter of 1998.

FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows; the outcome of contingencies including litigation and environmental remediation; and anticipated costs of capital investments and planned dispositions. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act. For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 14 through 17 and pages 18 through 19, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 24 of the 1997 Annual Report, and "Note 1 - Summary of Significant Accounting Policies" and "Note 16 - Commitments and Contingencies" of the Notes to the

                          LOCKHEED MARTIN CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Consolidated Financial Statements on pages 31 through 32 and pages 41 through 42, respectively, of the Audited Consolidated Financial Statements included in the 1997 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 22 of this Form 10-Q, and "Note 2 - Transaction Agreement with Comsat Corporation," "Note 3 - Earnings Per Share," "Note 5 - Contingencies" and "Note 6 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on page 6, pages 6 through 8, pages 9 through 11 and pages 11 through 13, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          LOCKHEED MARTIN CORPORATION
                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

  The Corporation is primarily engaged in providing products and services under contracts with the United States Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the United States Government. All such contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the United States Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. United States Government investigations of the Corporation, whether relating to these Government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future United States Government contracting. The Corporation is also a party to or has its property subject to various other litigation and proceedings, including matters arising under provisions relating to the protection of the environment (collectively, proceedings).

  The Corporation has previously reported a continuing United States Government investigation into allegations of fraud related to the obtaining and performance of certain LANTIRN program contracts. These allegations were first made in qui tam complaints filed against the Corporation and unsealed on July 16, 1996. In connection with its investigation, in September 1998, the United States Government served 10 employees with grand jury subpoenas issued by the United States District Court for the Middle District of Florida. The Corporation is cooperating in the investigation.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   1.  Exhibit 3     Bylaws of Lockheed Martin Corporation, as amended.

   2.  Exhibit 10(a) Agreement and Plan of Merger, dated as of September 18,
                     1998, among Lockheed Martin Corporation, Deneb Corporation and COMSAT Corporation, incorporated by reference from the
                     Schedule 14D-1 filed by the Corporation on September 25, 1998, in respect of the Common Stock of COMSAT Corporation.

   3.  Exhibit 10(b) Registration Rights Agreement, dated as of September 18,
                     1998, between COMSAT Corporation and Lockheed Martin Corporation, incorporated by reference from the Schedule 14D-1 filed by the Corporation on September 25, 1998, in respect of the Common Stock of COMSAT Corporation.

   4.  Exhibit 10(c) Shareholders Agreement, dated as of September 18,
                     1998, between COMSAT Corporation and Lockheed Martin Corporation, incorporated by reference from the Schedule 14D-1 filed by the Corporation on September 25, 1998, in respect of the Common Stock of COMSAT Corporation.

   5.  Exhibit 10(d) Carrier Acquisition Agreement, dated as of September 18,
                     1998, by and among COMSAT Corporation, Lockheed Martin Corporation, Regulus, LLC and COMSAT Government Systems, Inc., incorporated by reference from the Schedule 14D-1 filed by the Corporation on September 25, 1998, in respect of the Common Stock of COMSAT Corporation.

                          LOCKHEED MARTIN CORPORATION
                    PART II - OTHER INFORMATION (continued)


   6.  Exhibit 10(e) Confidentiality Agreements, dated August 5, 1997, between COMSAT Corporation and Lockheed Martin Corporation, incorporated by reference from the Schedule 14D-1 filed by the Corporation on September 25, 1998, in respect of the Common Stock of COMSAT Corporation.

   7.  Exhibit 10(f) Offer to Purchase, dated September 25, 1998, incorporated by reference from the Schedule 14D-1 filed by the Corporation on September 25, 1998, in respect of the Common Stock of COMSAT Corporation.

   8.  Exhibit 10(g) Form of Long-Term Incentive Performance Award Agreement.

   9.  Exhibit 12.   Lockheed Martin Corporation Computation of Ratio of
                     Earnings to Fixed Charges for the nine months ended
                     September 30, 1998.

   10. Exhibit 27.   Financial Data Schedule for the nine months ended
                     September 30, 1998.

(b)  Reports on Form 8-K filed in the third quarter of 1998.

   1. Current report on Form 8-K filed on July 17, 1998.

      Item 5.  Other Events

      On July 17, 1998, the registrant filed information concerning the termination of the Agreement and Plan of Merger dated July 2, 1997 among the registrant, a wholly-owned subsidiary of the registrant and Northrop Grumman Corporation.

   2. Current report on Form 8-K filed on September 21, 1998 (as amended by a Form 8-K/A filed on September 25,1998).

      Item 5. Other Events

      The registrant filed information concerning an Agreement and Plan of Merger dated as of September 18, 1998 among the registrant, Deneb Corporation (a wholly-owned subsidiary of the registrant) and Comsat Corporation.

(c)  Reports on Form 8-K filed subsequent to the third quarter of 1998.

   1. Current report on Form 8-K filed on October 27, 1998.

      Item 5.  Other Events

      The registrant filed information concerning its declaration of a two-for-one stock split of the Corporation's common stock in the form of a stock dividend and the related impact of the stock split on the exchange ratio contemplated in the Corporation's transaction with Comsat Corporation.

      Item 7.  Financial Statements and Exhibits

      -  Lockheed Martin Corporation Press Release dated October 22, 1998.

                          LOCKHEED MARTIN CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOCKHEED MARTIN CORPORATION
                                        ---------------------------
                                                (Registrant)


Date:         November 2, 1998          by:    /s/ Todd J. Kallman
       -------------------------------      --------------------------------
                                            Todd J. Kallman
                                            Vice President and Controller
                                            (Chief Accounting Officer)