Form 10-K
period 1998-12-31
LOCKHEED MARTIN CORP
filed 1999-03-22
CIK 936468

                                                                 March 22, 1999
                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________


                                   Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year                                        Commission file
ended December 31, 1998                                    number 1-11437


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $14.5 billion as of January 31, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 393,414,606 shares outstanding as of January 31, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of Lockheed Martin Corporation's 1998 Annual Report to Shareholders are incorporated by reference in Parts I and II of this Form 10-K.

Portions of Lockheed Martin Corporation's 1999 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.       BUSINESS

General

  Lockheed Martin Corporation (the "Corporation," which also may be referred to as "we," "us," or "our") is a highly diversified global enterprise that principally researches, designs, develops, manufactures and integrates advanced technology products and services. In March 1995, we were formed by combining the businesses of Martin Marietta Corporation ("Martin Marietta") and Lockheed Corporation ("Lockheed"). We are a Maryland corporation.

  Throughout this Form 10-K, we "incorporate by reference" information from parts of other documents filed with the Securities and Exchange Commission ("SEC"). The SEC allows us to disclose important information by referring to it in this manner and you should review such information.

  Our principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817. Our telephone number is (301) 897-6000. Our home page on the Internet is www.lockheedmartin.com. You can learn more about us by reviewing our SEC filings on that web site. We are making our web site content available for your information only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.


Transaction Agreement with COMSAT Corporation

     In September 1998, we entered into an agreement with COMSAT Corporation ("COMSAT") to combine COMSAT with one of our subsidiaries in a two-phase transaction with an estimated value for COMSAT of approximately $2.7 billion as of that date. In the first phase of this transaction, acting through a subsidiary, we commenced a cash tender offer to purchase up to 49% of the outstanding shares of COMSAT common stock at $45.50 per share, subject to certain adjustments.

     Subject to the terms of the agreement, the tender offer will be extended for periods of up to 60 days until at least the earlier of (i) September 18, 1999 or (ii) satisfaction of certain conditions to closing, including (1) the condition that at least one-third of the outstanding shares of COMSAT common stock be validly tendered (and not withdrawn), (2) the approval of the merger by the COMSAT stockholders and (3) receipt of certain regulatory approvals, including Federal Communications Commission ("FCC") approval for us to purchase more than 10% of COMSAT's outstanding shares, and antitrust clearance by the Department of Justice. Currently, the tender offer expires on May 3, 1999. Until we complete the merger, we will account for the COMSAT investment resulting from the tender offer under the equity method of accounting.

     The second phase of the transaction is the completion of the merger through the exchange of one share of our common stock for each share of COMSAT common stock not purchased in the tender offer. COMSAT shareholders are voting on the proposed merger at COMSAT's annual meeting of stockholders scheduled for June 18, 1999. We will account for our merger with COMSAT under the purchase method of accounting. Consummation of the merger is subject to, among other things, the closing of the tender offer, the enactment of federal legislation necessary to allow us to acquire the remaining COMSAT shares and certain additional regulatory approvals. The speed at which the legislative process progresses will affect the timing of the second phase of the transaction. If the first phase tender offer is consummated and if the necessary legislation is not enacted or the additional regulatory approvals are not obtained, we will not be able to consummate the merger nor will we be able to control COMSAT.

     Current FCC regulations do not allow a company that is not an "FCC authorized common carrier" to purchase more than 10% of COMSAT. We have filed an application with the FCC for our acquisition subsidiary to acquire a COMSAT common carrier subsidiary through a merger and for FCC designation of that subsidiary as an FCC authorized common carrier allowed to purchase up to 49% of COMSAT. On January 21, 1999, the Chairman of the House Committee on Commerce and the Chairman of the Senate Subcommittee on Communications sent a letter to the FCC urging it not to take any action to permit any company to purchase more than 10% of COMSAT prior to Congress amending the Communications Satellite Act of 1962 that would involve privatization of Intelstat and lifting ownership limits on COMSAT.

     If the FCC does not proceed with its review of our filings related to the tender offer or does not otherwise proceed on the schedule that we anticipate, we may not be able to complete the tender offer by September 18, 1999. If the tender offer is not completed by this date, under the terms of the merger agreement, any of the parties may terminate the merger agreement. The parties may elect not to do this or elect to amend the merger agreement so that the merger can be completed at a date later than September 18, 1999. In addition, if Congress does not make progress on satellite reform legislation, even if the tender offer is completed, the merger may not occur in 1999. On the other hand, if Congress timely acts on the legislation, the merger may occur in 1999.

  In August 1998, we formed Lockheed Martin Global Telecommunications, Inc., a wholly-owned subsidiary ("LMGT"), to focus on expanding our presence in the global telecommunications services market. Subsequently, we transferred certain investments in joint ventures and business units from some of our sectors to LMGT. The transfer was effective in January 1999. If the COMSAT transaction is consummated, we intend to combine COMSAT's operations with LMGT's operations.


Business Segments
  We operate through five business sectors:

 . Space & Strategic Missiles sector -- designs, develops, manufactures and
  ---------------------------------
  integrates space systems, including spacecraft, space launch vehicles, manned space systems and their supporting ground systems and services; strategic fleet ballistic missiles; and defensive missiles;

 . Electronics sector -- designs, develops, manufactures and integrates high
  ------------------
  performance electronic systems for undersea, shipboard, land, airborne and space-based applications;

 . Aeronautics sector -- designs, develops, manufactures and integrates airlift,
  ------------------
  tactical and reconnaissance aircraft as well as surveillance/command, maintenance/modification/logistics and other development programs;

 . Information & Services sector designs, develops, integrates and operates
  -----------------------------
  large, complex information systems which include command and control, intelligence, simulation and training and air traffic management; and provides state and local government transaction processing, commercial information technology services and performs a broad range of engineering, science and technology services for federal government customers; and

 . Energy & Environment sector  conducts and operates nuclear operations
  ---------------------------
  management, nuclear materials management and technology-driven remediation programs.

  For business segment reporting in our consolidated financial statements, the Space & Strategic Missiles, Electronics, Aeronautics and Information & Services sectors each comprise reportable business segments. The Energy & Environment sector and our other activities are reported as Energy and Other.

  Comparative segment revenues, profits and related financial information for 1998, 1997 and 1996 are provided in the table entitled "Selected Financial Data by Business Segment" in "Note 17 - Information on Industry Segments and Major Customers" on page 44 of our 1998 Annual Report to Shareholders.


Space & Strategic Missiles Sector
---------------------------------

  Our Space & Strategic Missiles sector conducts most of its business through its Astronautics, Missiles & Space and Michoud Space Systems companies. A substantial portion of the sector's activities involves classified programs for the U.S. Government. In 1998, the sector's net sales represented 28.4% of our total net sales.

     The sector's Astronautics company designs, develops, manufactures and integrates advanced technology systems for space and defense. Principal products include the Titan and Atlas family of launch vehicles. Through our joint venture with two Russian aerospace companies, (which joint venture is consolidated in our financial statements), we also provide Proton rocket launch vehicle services. In 1998, we experienced postponements of some Proton launches of commercial satellites due to delays in payload deliveries. In 1998, the U.S. Air Force awarded us a contract modification to complete the production of Titan IV space launch vehicles and provide launch services through 2002. In August 1998, Titan II and IV booster launches were delayed following the failure of a mission. In early 1999, the U.S. Air Force, after extensive analysis, announced that the Titan launch vehicles may return to operational status. In addition, in 1998, we received separate agreements from the U.S Air Force to develop the Evolved Expendable Launch Vehicle ("EELV") and to provide launch services for nine U.S. Government missions using an EELV to be named "Atlas V."

  The sector's Missiles & Space company designs, develops, manufactures and integrates strategic missiles and spacecraft for communications, Earth observation, scientific and navigation missions for military and civilian government agencies and commercial customers. Principal products include the Trident II submarine-launched fleet ballistic missile and MILSTAR defense communications satellites. The company also plays a role in the National Aeronautics & Space Administration's ("NASA") international Space Station program. Through its Commercial Space Systems unit, the company markets and sells communications spacecraft to commercial telecommunications customers, including some customers in which we have an ownership interest.

  During 1998, the Missiles & Space company's Theater High Altitude Area Defense ("THAAD") system failed to achieve an intercept of a ballistic target during testing. In response to this flight failure, we agreed with the U.S. Army to a contract modification providing for cost sharing in the event a pre-determined number of direct hits is not achieved during 1999.

  In 1998, the Missiles & Space company discovered a manufacturing defect in traveling wave tube amplifiers (TWTAs), which are satellite components made by another company, following observed failures of TWTAs in some of its orbiting satellites. The investigation and resolution of the defect led to a decision to ground and repair five satellites, including one already shipped and awaiting launch. The delay moved the expected launch dates of some of these satellites from 1998 to 1999.

  The sector's Michoud Space Systems company manufactures the Super Lightweight Tank, the latest iteration of the Space Shuttle External Tank for NASA. This company also designs, develops and manufactures, for us and commercial customers, large aluminum and composite structures (including fuel tanks for space vehicles), cryogenic propellant feed systems and thermal protection systems for cryogenic structures. Currently, Michoud is developing the X-33 liquid oxygen tanks and main propellant feed system.

     Space Imaging, LP, which we principally own with Raytheon Company, collects and distributes a wide variety of satellite- and aerially-derived digital Earth information products. In 1999, we expect Space Imaging to launch an advanced commercial imaging satellite built by the sector's Missiles & Space company. In 1998, during testing, this satellite's gyroscopic components showed an unacceptably short on-orbit lifetime prediction. To undertake the steps necessary to restore the expected life of the satellite, the first satellite launch was delayed from late 1998 into 1999.

     During 1998, we reassigned management responsibility for the United Space Alliance, LLC, which we jointly own with The Boeing Company, from the Information & Services sector to this sector. United Space Alliance is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. It also performs the modification, testing and checkout operations required to prepare space shuttles for launch.

  The sector is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 1998, U.S. Government customers accounted for over three-quarters of the sector's net sales.


Electronics Sector
------------------

  Our Electronics sector is comprised of numerous business units, engaged mainly in U.S. defense work. Major product lines include surface ship and submarine combat systems; anti-submarine warfare systems; air defense systems; tactical battlefield missiles; engine controls; radar and fire control systems; electronic warfare systems; electro-optic and night vision systems; displays; systems integration of mission specific combat suites; and postal automation systems. The sector's major lines of business include: Naval Electronics and Surveillance Systems; Missiles and Fire Control; Aerospace Electronics; and Platform Integration. The sector also has a Control Systems business. A portion of the sector's activities involve classified programs for the U.S. Government. In 1998, the sector's net sales represented 28.0% of our total net sales.

  Naval Electronics and Surveillance Systems provides products and services, including shipboard electronics integration, surface ship and submarine combat systems, sensors and missile launching systems. Missiles and Fire Control produces air defense systems, tactical battlefield missiles and precision guided weapons and munitions. Aerospace Electronics manufactures major electronics subsystems such as: information warfare and countermeasures systems, surveillance and reconnaissance systems and space electronics products.
Platform Integration performs systems integration of mission specific combat suites in areas including anti-submarine warfare, electronic warfare, surveillance and reconnaissance, and postal automation. Control Systems produces flight and engine controls, space vehicle power and control systems, hybrid diesel electronic propulsion systems and electronics for the rail transportation industry.

     In 1998, we continued our role as a major supplier of shipboard combat systems for surface combatants for the U.S. Navy. We are the prime contractor for the U.S. Navy's AEGIS fleet air defense system and, in 1998, the U.S. Navy awarded us two new AEGIS contracts: one for future AEGIS program computer development and one to produce multiple AEGIS weapon systems.

  In 1998, we enhanced our stature as an international business partner through leadership or membership on teams selected to execute defense programs for countries in Europe and Asia, and Australia. These programs involve the development and deployment of advanced electronic systems on airborne-, naval- and land-based platforms. In 1998, several international joint development groups selected us to participate in their programs.

     In 1998, the Electronics and Aeronautics sectors worked together to enter the air-launched cruise missile market with a contract to develop and build the Joint Air-to-Surface Standoff Missile ("JASSM") system for the U.S. Air Force and Navy. In April 1998, our wholly-owned subsidiary, Lockheed Martin Integrated Systems, Inc. ("LMIS"), was awarded a contract to complete JASSM's Program Definition and Risk Reduction phase. In November 1998, LMIS executed the contract for engineering and manufacturing development in a 40-month program. Production on the missile is expected to begin in early 2001.

     The sector continues to selectively pursue non-defense business opportunities where it can utilize its technical and large-scale integration capabilities. Our postal business -- under which we provide material handling systems and equipment to sort mail, technology for bar code reading, and address and handwriting recognition systems to the U.S. Postal Service and international customers -- continues to grow. In 1998, our postal business obtained contracts from postal agencies in the U.S. and Australia, and we acquired three companies that manufacture and market high-speed processing systems, bar code readers and sorters.

     The sector is heavily dependent on the U.S. military as a customer. In 1998, U.S. Government customers accounted for over two-thirds of the sector's net sales.


Aeronautics Sector
------------------

  Our Aeronautics sector conducts its business through four operating companies:
Aeronautical Systems, Aircraft & Logistics Centers, Skunk Works and Tactical Aircraft Systems. A portion of the sector's activities involve classified programs for the U.S. Government, particularly at Skunk Works. In 1998, the sector's net sales represented 22.8% of our total net sales.

  The sector is involved in large defense programs including:

 . F-22 air-superiority fighter -- that has significantly improved capabilities over current U.S. Air Force aircraft;

 . F-16 multi-role fighter -- presently the world's premier, low-cost multi-role fighter;

 . Joint Strike Fighter -- currently in the concept demonstration phase potentially leading to the next generation, multi-role fighter and has the potential to be the largest tactical aircraft program in the U.S., and perhaps the world;

 . C-130J transport -- latest generation of C-130 Hercules tactical transport aircraft; and

 . X-33 reusable launch vehicle -- a subscale demonstrator flight vehicle which eventually may lead to development of a commercial reusable launch vehicle program.

     We are the team leader for the F-22 air superiority fighter aircraft program. The F-22 is the latest generation of fighter aircraft and continues to proceed through its engineering and manufacturing development phase, meeting or exceeding all key performance parameters. In 1998, the F-22 met the flight test criteria set by the Department of Defense, allowing them to award us an initial contract for the first two production aircraft -- termed Production Representative Test Vehicles -- and for long lead procurement for Production Lot 1 (consisting of six aircraft). The Lot 1 production contract award is anticipated to occur in late 1999.

  We are the prime contractor on the F-16 "Fighting Falcon" tactical fighter aircraft and continue to provide upgrades for the U.S Air Force and our international customers. To date, we have sold over four thousand of these aircraft. In 1998, the United Arab Emirates selected our new "Block 60" F-16 as its advanced fighter aircraft, and we are working to sign a multi-billion dollar contract during 1999.

  For the next generation Joint Strike Fighter, various branches of the U.S. military and other countries' militaries are working together on a set of requirements that should allow a near-common design. In 1998, we completed the basic aerodynamic design of our Joint Strike Fighter concept and completed various design reviews. We also continued to fabricate two concept demonstration aircraft. In 2000, we anticipate that flight tests of the concept
demonstration aircraft will be made.   We are one of the two remaining
competitors for the program down-select award, which currently is planned to be made in 2001.

  The C-130J is an advanced technology tactical transport aircraft offering improved performance and reliability and reduced operating and support cost over prior C-130 models. The "J" model incorporates state-of-the-art cockpits and avionics, a more powerful and efficient propulsion system and numerous manufacturing innovations into a proven, mission-tested airframe. In 1998, we received Federal Aviation Administration ("FAA") certification for the C-130J and made nineteen deliveries. As a result of the later than expected FAA certification due to ice removal and final acceptance issues, we were unable to complete all of the deliveries planned for 1998. We intend to resolve the 1998 delivery issues and expect to meet our customers' current schedules in 1999.

  Since 1996, we have been working with NASA to develop the X-33, a subscale technology demonstrator of a reusable launch vehicle. In 1998, we completed the final design review of the X-33. In 1999, we expect to complete major milestones pertaining to vehicle assembly and integration leading to the anticipated roll-out and first flight of a subscale prototype in 2000. We will then decide whether to proceed with the development of a full-scale, commercial reusable launch vehicle program.

  We also provide sustaining engineering, modifications and upgrades for existing aircraft, including the F-117 fighter, the U-2 reconnaissance aircraft, and earlier model C130s and are involved in other programs such as the joint Japan/U.S. production of the F-2 aircraft.

  The sector is dependent on the U.S. military, NASA and international governments as customers. In 1998, U.S. Government customers accounted for approximately one-half of the sector's net sales.

Information & Services Sector
-----------------------------

  Our Information & Services sector provides government and commercial customers with engineering, scientific, management, technical and information technology systems and services through numerous business units. The sector's four primary lines of business are: (i) systems integration and command, control, communications, computer and intelligence ("C4I") systems; (ii) federal technology services; (iii) state and municipal systems support services; and
(iv) commercial information technology services. A portion of the sector's activities involves classified programs for the U.S. Government. The sector also provides internal information system support to the Corporation and its affiliates. In 1998, the sector's net sales represented approximately 19.8% of our total net sales.

     Through the sector's systems integration and C4I line of business, in 1998, we continued to upgrade the U.S. National Air Traffic Control System through a contract to replace display systems at 20 FAA Air Route Traffic Control Centers. In December 1998, Seattle became the first center to begin operations with the new system. In 1998, we expanded our international business. For example, we obtained contracts to provide air traffic control for two airports in China and to design and implement an automated system for the United Kingdom census. In addition, we entered into a joint venture in Poland to provide information technology services in Poland and Eastern Europe.

  Through the sectors' federal technology services line of business, we provide a wide array of scientific and engineering, information management, operation and maintenance, logistics, assembly and test and installation services to governmental agencies and prime contractors. In 1998, NASA awarded us the Consolidated Space Operations Contract to consolidate mission and data services operations at five of NASA's major centers. This is a multi-billion dollar, five-year contract, with an option for five more years. In addition, the U.S. Army awarded us, along with two other contractors, a contract with the potential for revenue of $1.5 billion for the Rapid Response to Critical System Requirement program to ensure that critical systems maintain full functionality and operability.

  Services to state and local government customers include systems development, integration and operational support in the areas of welfare reform, municipal services, children and family services, transportation, information resource management and integrated technology solutions. In late 1998, we enhanced our stop light and radar photo enforcement business through an acquisition. In December 1998, we agreed, subject to regulatory processes, to divest our communications industry services business, which serves as the North American Numbering Plan administrator and as the local number portability administrator for the U.S. and Canada.

     We continue to focus on our commercial information technology services. In 1998, we won an information technology services contract from Policy Management Systems Corporation for support related to insurance industry software systems and automation, administration and information services. In the fourth quarter of 1998, we notified CalComp Technology, Inc. ("CalComp"), our majority-owned public subsidiary, that we would not increase existing credit to support CalComp's ongoing operations. Subsequently, we agreed to provide financing, subject to certain conditions, for a plan providing for the timely non-bankruptcy shutdown of CalComp's business. In 1999, we may explore exiting other non-core commercial product operations.

     The sector is dependent on the military and civilian agencies of the U.S. Government as customers. In 1998, U.S. Government customers accounted for nearly three-quarters of the sector's net sales.


Energy & Environment Sector
---------------------------

  Our Energy & Environment sector, consisting of nine principal operating companies, is in three lines of business: nuclear operations management for the DOE, nuclear materials management for the Department of Energy ("DOE") and technology-driven remediation programs. Under most of the sector's contracts, we receive a fee for performing management services and are reimbursed for the cost of operations. Only the fee we receive is recorded in our net sales and earnings. In 1998, the sector's net sales represented less than 1% of our total net sales.

  As one of the largest management and operations contractors for the DOE, we manage defense, energy research and environmental programs. We manage the DOE's Y-12 facility in Oak Ridge, Tennessee and part of DOE's Nevada Test Site as part of its defense program area. In 1998, we received notification of DOE's intention to extend the Y-12 contract to mid-2001 and, in 1999, we received a three-year extension for a nuclear waste management subcontract at DOE's Hanford, Washington site. In May 1999, our management contract for uranium enrichment at a former DOE site (now privatized under the United States Enrichment Corporation) will expire. In addition, we manage the laboratories at Sandia National Laboratories, Oak Ridge National Laboratory and Idaho National Engineering and Environmental Laboratory. In 1998, the DOE extended our Sandia contract for another five years. In 1999, the Oak Ridge and Idaho National Engineering management contracts will undergo competition for a new contract. We have decided not to bid on the Idaho National Engineering contract and have decided to not independently bid on the Oak Ridge contract, but we may consider other options. For a discussion relating to pending litigation involving Pit 9 located on the Idaho National Engineering and Environmental Laboratory reservation, see "Item 3. Legal Proceedings."

  The sector is heavily dependent on the DOE, and to a much lesser extent, the Department of Defense ("DOD"), as customers. In 1998, U.S. Government customers accounted for approximately three-quarters of the sector's net sales.


Additional Activities
----------------------

  In August 1998, we formed LMGT to expand our presence in the global telecommunications services market. Effective in January 1999, we transferred the following operations from other sectors to LMGT:

 . our assets and liabilities relating to telecommunication activities of the Missiles & Space company, Lockheed Martin Management & Data Systems and Lockheed Martin Western Development Laboratories that are engaged in programs such as ASIA Cellular Satellite ("ACeS"), Ellipso, and Astrolink /TM/;

 . our investment in Lockheed Martin Intersputnik, Ltd., a strategic venture principally owned by us and, and to a lesser extent, owned by Moscow-based Intersputnik International Organization of Space Communications, that is scheduled to deploy its first satellite in 1999;

 . our 50% investment in Americom Asia-Pacific, LLC, a joint venture with GE
  American Communications, Inc. that is scheduled to launch a satellite in 1999 that will serve broadcasters in the Asia-Pacific region; and

 . our 30% equity investment in ACeS, recently reincorporated as ACeS
  International Limited, which is to deliver mobile voice and data communications services beginning in late 1999 in the Asia-Pacific region.

  If the COMSAT tender offer and the merger are consummated, we intend to combine COMSAT's operations with LMGT's operations.

  We also run research laboratories, own real estate and conduct other miscellaneous activities. We have approximately a diluted 14% interest (in the form of convertible preferred stock) in Loral Space & Communications, Ltd. We are considering monetizing or divesting this interest in 1999, if market conditions permit and we obtain any necessary Loral agreement. In February 1999, we reduced our ownership interest in L-3 Communications Corporation from approximately 25% to 7%.

Patents

  We own numerous patents and patent applications, some of which, together with licenses under patents owned by others, are utilized in our operations. Although these patents and licenses are, in the aggregate, important to the operation of our business, no existing patent, license or other similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, materially affect our business.

Raw Materials and Seasonality

  Although certain aspects of our business require relatively scarce raw materials, we have not experienced difficulty in our ability to obtain raw materials and other supplies needed in our manufacturing processes, nor do we expect this to be an issue in the future. No material portion of our business is considered to be seasonal.

Competition and Risk

  We compete with numerous other contractors on the basis of price, as well as technical and managerial capability. Our ability to successfully compete for and retain such business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance and the ability to recruit and retain key personnel.

     On-going consolidation of the U.S. and global defense and space industries continues to intensify competition. Consolidation among U.S. defense, space and aerospace companies has resulted in a reduction of the number of principal prime contractors for the DOD and NASA. As a result of this consolidation, we frequently partner on various programs with our major suppliers, some of whom are, from time to time, our competitors on other programs. We are required to generate working capital and invest in fixed assets to maintain and expand our government business. Winning the competition for a contract is often the determinant of whether a competitor is able to remain in that line of business.

     U.S. Government programs are also subject to uncertain future funding levels, which can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. Government budgets. For most of this decade, we have been adversely impacted by U.S. Government budgetary and policy constraints which led to fewer available contracts. Recently, the Clinton administration announced plans to obtain increased budgets for the U.S. military. There can be no assurance, however, that these announced plans will result in increased hardware or services procurements; increased research and development spending; or that we would win any contracts funded by any budgetary increases.

  In 1998, 70% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Accordingly, a substantial portion of our sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments and the availability of funds. Other characteristics of the industry are complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the rapidity with which product lines become obsolete due to technological advances and other factors characteristic of the industry. Certain risks inherent in the current aerospace and defense business environment are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 through page 25 of our 1998 Annual Report to Shareholders.

     During the past few years, a growing percentage of our business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. Earnings may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

  Our international business, which has been growing, tends to have more risk than our domestic business due to the greater potential for changes in foreign economic and political environments. Our business is also highly sensitive to changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries.

Government Contracts and Regulations

     Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military and NASA. Similar government authorities exist in our international markets.

  The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts at their convenience as well as for default on performance. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.

  Upon termination for convenience of a fixed-price type contract, we normally are entitled, to the extent of available funding, to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-reimbursement type contract, we normally are entitled, to the extent of available funding, to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

  U.S. Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded and Congress annually determines if additional funds are appropriated to the contract.

  A portion of our business is classified by the government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs do not differ materially from those of our other government programs and products.

Backlog

  At December 31, 1998, our total negotiated backlog was $45.3 billion compared with $47.1 billion at the end of 1997. The total negotiated backlog of the sectors at December 31, 1998, was as follows: Space & Strategic Missiles -- $16.1 billion, Electronics -- $10.6 billion, Aeronautics -- $10.6 billion and Information & Services -- $7.8 billion. At December 31, 1998, the Energy & Environment sector contributed almost all of the total negotiated backlog of $226 million for the reportable business segment of which it is a part, Energy and Other. Of our total 1998 year-end backlog, approximately $26.8 billion, or 59.2%, is not expected to be filled within one year.

  These amounts are all approximate and include both unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer (Congress in the case of U.S. Government agencies) and firm orders for which funding has not been appropriated.

Environmental Regulation

  Our operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. We are involved in environmental responses at our facilities, former facilities and at third-party sites not owned by us where we have been designated a "Potentially Responsible Party" ("PRP") by the U.S. Environmental Protection Agency ("EPA") or by a state agency.

  At these third-party sites, the EPA or a state agency has identified the site as requiring remedial action under the federal "Superfund" and other related federal or state laws governing the remediation of hazardous materials. Generally, PRPs that are ultimately determined to be "responsible parties" are strictly liable for site clean-ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, we are potentially liable to government environmental agencies for the full cost of funding such remediation. In the unlikely event that we were required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs.

  At third-party sites, we continue to pursue a course of action designed to minimize and mitigate our potential liability through assessing the legal basis for our involvement, including an analysis of such factors as (i) the amount and nature of materials disposed of by us, (ii) the allocation process, if any, used to assign costs to all involved parties, and (iii) the scope of the response action that is or may reasonably be required. We also continue to pursue active participation in steering committees, consent orders and other appropriate and available avenues.

Management believes that this approach should minimize our proportionate share of liability at third-party sites where other PRPs share liability.

  In addition, we manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs have historically been the responsibility of the government and we relied (and continue to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance, in certain instances, is being shifted from the government to the contractor with fines and penalties no longer constituting allowable costs under the contracts pursuant to which such facilities are managed.


     Description of Certain Environmental Matters
     --------------------------------------------

     In 1991, we entered into a consent decree with the EPA relating to our former Lockheed Aeronautical Systems Company facilities in Burbank, California, which obligated us to design and construct facilities to monitor, extract and treat groundwater contaminated with chlorinated solvents released from regional industry, and to operate and maintain such facilities for approximately eight years. In 1998, we entered into a follow-on consent decree which obligates us to fund the continued operation and maintenance of these facilities through the year 2018. We have also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board ("Regional Board") relating to our former Burbank facilities. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. We estimate that total expenditures required over the remaining terms of the consent decrees and the Regional Board order will be approximately $110 million.

     We are responding to various administrative orders issued by the Regional Board in connection with our former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved our plan to maintain public water supplies with respect to chlorinated solvents during this work, and we are negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. We estimate that expenditures required to implement work currently approved will be approximately $110 million. We also are coordinating with the U.S. Air Force, which is conducting preliminary studies of the potential health effects of exposure to perchlorates in connection with several sites across the country, including the Redlands site. The results of these preliminary studies indicate that our current efforts with water purveyors regarding perchlorate issues are appropriate, but it is not yet possible to project the extent of our ultimate perchlorates clean-up obligation, if any.

          Under an agreement with the U.S. Government, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to our operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other PRPs, are allowable in establishing the prices of our products and services. As a result, a substantial portion of the expenditures are being reflected in our sales and cost of sales pursuant to U.S. Government agreement or regulation. Although the Defense

Contract Audit Agency has questioned certain elements of our practices with respect to the agreement with the U.S. Government, no formal action has been initiated, and it is management's opinion that the treatment of these environmental costs is appropriate and consistent with the terms of such agreement. We have recorded an asset for the portion of environmental costs that are probable of future recovery in the pricing of our products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in the cost of sales. The recorded amounts do not reflect the possible future recovery of portions of the environmental costs through insurance policy coverage or from other PRPs, which we are pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce our liability as well as the allocated amounts to be included in our U.S. Government sales and cost of sales.

     The extent of the our financial exposure relating to environmental matters cannot in all cases be reasonably estimated at this time. A liability of approximately $460 million, including the aggregate $220 million estimate for matters related to our former Redlands and Burbank facilities noted above, for those cases in which an estimate of financial exposure can be determined has been recorded. Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. In addition, our involvement and extent of responsibility varies at each site. After an assessment of each site and consultation with environmental experts and counsel, management has concluded that the probability is remote that our actual or potential liability as a PRP in each or all of these sites, in combination with our actual or potential liability for environmental responses at our own facilities or in our contract management capacity at government-owned facilities, will have a material adverse effect on our consolidated results of operations or financial position. For additional details, see "Note 16 -- Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" on page 42 through page 43 and "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters" on page 24 through page 25 of the 1998 Annual Report to Shareholders.

Research and Development

  We conduct research and development activities under customer contract funding and with Independent Research and Development ("IR&D") funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In 1998, we spent approximately $1.1 billion of IR&D and bid and proposal funds, a substantial portion of which was included in general and administrative costs allocable to U.S. Government contracts.

  During 1998, we did not undertake the development of a new product or line of business requiring the investment of a material amount of our total assets. Effective January 1999, we transferred certain businesses to LMGT. Our launch services business, however, is requiring increasing investments in the development or improvement of launch vehicles.

  See "Research and development and similar costs" in "Note 1-- Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" on page 33 of the 1998 Annual Report to Shareholders.


Employees

  At December 31, 1998, we had approximately 165,000 employees, the majority of whom were located in the United States. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. Approximately one-fifth of our employees are covered by over a hundred separate collective bargaining agreements with various international and local unions. Management considers employee relations generally to be good.


Forward-looking Statements - Safe Harbor Provisions

  This report contains, is based on or incorporates by reference statements which constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements.

  All forward-looking statements involve risks and uncertainties, including statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. Our operations are necessarily subject to various risks and uncertainties; actual outcomes are dependent upon many factors, including, without limitation, our successful performance of internal plans; the successful resolution of our Year 2000 issues; government customers' budgetary restraints; customer changes in short-range and long-range plans; domestic and international competition in the defense, space and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties.

  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances or changes in expectations after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events. The forward-looking statements in (or incorporated by reference in) this document are intended to be subject to the safe harbor protection provided by the federal securities laws.

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion of "Competition and Risk" and "Government Contracts and Regulations" on page 19 through page 21 and page 21 through page 23 of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 through page 25 of the 1998 Annual Report to Shareholders, "Note 1 - Summary of Significant Accounting Policies", "Note 2 - Transaction Agreement with COMSAT Corporation," and "Note 16 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on page 32 through page 34, page 34 and page 42 through page 43, respectively, of the Audited Financial Statements included in the 1998 Annual Report to Shareholders.


ITEM 2. PROPERTIES

  At December 31, 1998, we operated in 445 offices, facilities, manufacturing plants, warehouses, service centers and laboratories throughout the United States and internationally. Of these, we owned floor space at 64 locations aggregating approximately 41.4 million square feet and we leased space at 381 locations aggregating approximately 24.9 million square feet. At December 31, 1998, we managed and/or occupied various major government-owned facilities The U.S. Government also furnishes certain equipment used by us.


     At December 31, 1998, our sectors had major operations at the following locations:

     . Space and Strategic Missiles -- Sunnyvale/Palo Alto, California;
       Waterton/Littleton, Colorado; and Newtown and King of Prussia, Pennsylvania;

     . Electronics -- Camden, Arkansas; Orlando, Florida; Lexington,
       Massachusetts; Eagan, Minnesota; Nashua, New Hampshire; Moorestown/Mt. Laurel, New Jersey; Johnson City, Owego, Yonkers, Syosset and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; Manassas, Virginia and Ontario, Canada;

     . Aeronautics -- Palmdale, California; Marietta, Georgia; Greenville, South
       Carolina; and Fort Worth, Texas;

     . Information & Services -- Goodyear, Arizona; San Jose, California;
       Colorado Springs, Colorado; Orlando, Florida; Gaithersburg, Maryland; King of Prussia, Pennsylvania; Houston, Texas; and Reston/Fairfax, Virginia;

     . Energy & Environment -- Livermore, California; Idaho Falls, Idaho; Las
       Vegas, Nevada; Albuquerque, New Mexico; Oak Ridge, Tennessee; and Richland, Washington; and

     . Corporate -- Bethesda, Maryland; Westlake Village, California and
       Arlington (Crystal City), Virginia.

  At December 31, 1998, a summary of our floor space by sector consisted of:
                           (square feet in millions)

                              Leased    Owned   Gov't Owned    Total
                              ------    ------  -----------    -----
Space & Strategic Missiles     2.2       12.0        5.1        19.3
Electronics                   10.1       16.0        0.2        26.3
Aeronautics                    2.2        4.5       15.0        21.7
Information & Services         8.2        4.2        0.0        12.4
Energy & Environment           0.8        0.1       34.8        35.7
Corporate & Other*             1.4        4.6        0.0         6.0
                              ----       ----       ----       -----
     Total                    24.9       41.4       55.1       121.4
                              ----       ----       ----       -----

(* includes owned/leased discontinued operations square footage of 2.7 million square feet located primarily in Burbank, California)


     At December 31, 1998, we owned various large tracts of land which are available for sale or development. The location and approximate size of these large tracts include:

                LOCATION           ACREAGE
        -------------------------  -------
  1.    Potrero Creek, California    9,100
  2.    Beaumont, California         2,800
  3.    Palmdale, California           650
  4.    Austin, Texas                  250

  A portion of our activity is related to engineering and research and development, which is not susceptible to productive capacity analysis. In the area of manufacturing, most of the operations are of a job-order nature, rather than an assembly line process, and productive equipment has multiple uses for multiple products. Management believes that all of our major physical facilities are in good condition and are adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

  We are parties or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, both as specifically described below or arising in the ordinary course of our business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings, will have a material adverse effect on our results of operations or financial position.

  We are primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. For the U.S. government investigations noted below, it is too early for us to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on our results of operations or financial condition.


  New Matters
  -----------

  On January 14, 1999, Mohammad Yousefi and David Kane filed a lawsuit against us and six of our officers and directors (Vance D. Coffman, Marcus C. Bennett, James A. Blackwell, Jr., Thomas A. Corcoran, Vincent N. Marafino and Norman R. Augustine)("Yousefi complaint"). The complaint contains class action allegations and states that it is filed on behalf of the named plaintiffs as well as on behalf of purchasers of our common stock between August 13, 1998 and December 23, 1998. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in that they or persons they controlled allegedly (a) employed devices, schemes and artifices to defraud; (b) made untrue statements of material facts or omitted to state material facts necessary in order to make statements made, in light of the circumstances under which they were made, not misleading; or (c) engaged in acts, practices and a course of business that operated as a fraud or deceit upon class members in connection with their purchases of our common stock. The complaint further alleges that the statutory safe harbor provided for forward-looking statements does not apply to any of the allegedly false forward-looking statements. According to the complaint, class members were damaged as, in reliance on the integrity of the market, they paid artificially inflated prices for our stock. Plaintiffs seek a judgment awarding (a) damages and costs; (b) equitable or injunctive relief, including the imposition of a constructive trust upon defendants' alleged insider-trading proceeds; and (c) other just and proper relief. We believe that the allegations are without merit and will defend this and any related actions.

  As is common with private securities class action litigation, we and the same persons in the Yousefi complaint, have been named as defendants in additional, multiple actions purportedly brought on behalf of our shareholders, which were filed subsequent to the Yousefi complaint. These additional actions assert substantially the same claims made in the Yousefi complaint. We anticipate that additional related actions could be filed. We also expect that the multiple actions will be consolidated and that the court will appoint as lead plaintiff the member or members of the purported plaintiff class that the court determines to be most capable of adequately representing the interests of class members.

     Previously Reported Matters
     ----------------------------

  In 1994, the DOE awarded our subsidiary, Lockheed Martin Advanced Environmental Systems, Inc. ("LMAES"), a $180 million fixed price contract at the Idaho National Engineering and Environmental Laboratory ("INEEL") for the Phase II design, construction and limited test of remediation facilities and the Phase III full remediation of waste found in Pit 9, located on the INEEL reservation. At the time the contract was definitized, Lockheed Martin Idaho Technologies Company ("LMITCO"), another of our subsidiaries, was the INEEL management contractor.

  As we performed under the contract, we incurred unanticipated costs and scheduling issues due to complex technical and contractual matters which threatened the viability of the overall Pit 9 program. On March 31, 1997, based on an investigation by management to identify and quantify the overall effect of these matters, we submitted a request for equitable adjustment ("REA") to the DOE that sought, among other things, the recovery of a portion of unanticipated costs incurred by us. We also sought to restructure the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. We were unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. Starting in May 1997, we reduced work activities at the Pit 9 site while awaiting technical direction from the DOE.

  On June 1, 1998, the DOE directed LMITCO to terminate the Pit 9 contract for default. On that same date, we filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. In addition, on July 21, 1998, we withdrew the REA previously submitted to the DOE in March 1997 and replaced it with a certified REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against us in U.S. District Court in Idaho, seeking recovery of approximately $54 million previously paid by LMITCO to us under the Pit 9 contract. We intend to defend this action while continuing to pursue our certified REA. On January 26, 1999, the U.S. District Court in Idaho granted our motion and stayed the Idaho proceeding until resolution of the motion to dismiss our lawsuit in the Court of Federal Claims, or until August 2, 1999. We continue to assert our position in the litigation while continuing our efforts to resolve the dispute through non-litigation means.

  Since July 1995, we have been served with grand jury subpoenas issued by the U.S. District Court for the Eastern District of New York seeking documents related to the performance of various government contracts by the former Unisys Corporation Defense Systems facility at Great Neck, New York. We acquired the facility when we acquired Loral Corporation in April 1996. Loral Corporation acquired the facility from Unisys Corporation. We are cooperating with the U.S. Government's continuing investigation of this matter.

  We have been served, along with various of our current and former employees, with grand jury subpoenas issued by the U.S. District Court for the Middle District of Florida and subpoenas issued by the Department of Defense Inspector General relating to the LANTIRN program. The U.S. Attorney's Office for the Middle District of Florida has advised us that the grand jury is investigating allegations of fraud in connection with certain LANTIRN program contracts. These allegations, in part, were first made in qui tam complaints filed against us and unsealed on July 16, 1996. We are cooperating with the U.S. Government's continuing investigation of this matter.

  Lockheed Martin Technical Operations Company, our wholly-owned subsidiary, and certain of its current and former employees were served with grand jury subpoenas issued by the United States District Court for the District of Colorado seeking documents relating to efforts to obtain and to perform a contract with the U.S. Air Force for space operations, maintenance and support services. We are cooperating with the U.S. Government's continuing investigation of this matter.

  We understand that the U.S. Government's investigations have been closed relating to (i) former employees of our Armament Systems business in Milan, Tennessee and (ii) procurement of parking meter and other services by the District of Columbia from Lockheed Martin IMS Corporation.

  We are a party to or have our property subject to various other litigation and proceedings involving matters arising under provisions relating to the protection of the environment. We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations.
For a discussion of these matters, see "Item 1. Business Environmental Regulation."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4(a).   EXECUTIVE OFFICERS OF THE REGISTRANT

  Our executive officers are listed below. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

                                                                  Principal Occupation and
     Name                   Positions and                           Business Experience
(Age at 12/31/98)           Offices Held                             (Past Five Years)
------------------   ---------------------------   --------------------------------------------------------
Vance D. Coffman      Chairman of the Board and       Chairman of the Board since April 1998 and Chief Executive
 (54)                 Chief Executive Officer         Officer since August 1997; Vice Chairman of the Board from
                                                      August 1997 to April 1998; Board member since 1996; President from June 1996 to July 1997 and Chief Operating Officer from
                                                      January 1996 to July 1997; Executive Vice President from
                                                      January to June 1996; President and Chief Operating Officer,
                                                      Space & Strategic Missiles Sector from March 1995 to December
                                                      1995; previously served as Executive Vice President of
                                                      Lockheed from 1992 to 1995; and President of Lockheed Space
                                                      Systems Division from 1988 to 1992.

James A. Blackwell,   Vice President; President and   President and Chief Operating Officer, Aeronautics Sector
 Jr. (58)             Chief Operating Officer         since March 1995; previously served at Lockheed Corporation
                      Aeronautics Sector              as Corporate Vice President and President from 1993 to 1995 of Lockheed Aeronautical Systems Company; served as an
                                                      executive employee of Lockheed Aeronautical Systems Company from 1986 until 1995.

Thomas A. Corcoran    Vice President; President and   President and Chief Operating Officer, Space & Strategic
 (54)                 Chief Operating Officer         Missiles Sector since October 1998; President and Chief
                      Space & Strategic Missiles      Operating Officer, Electronics Sector from March 1995 to
                      Sector                          September 1998; previously served in Martin Marietta
                                                      Corporation as President, Electronics Group, from 1993 to
                                                      1995; previously served at General Electric Corporation as
                                                      Vice President and General Manager, from 1990 to 1993.

Robert B. Coutts      Vice President; President and   President and Chief Operating Officer, Electronics Sector
 (48)                 Chief Operating Officer         since October 1998; President, Lockheed Martin Government
                      Electronics Sector              Electronics Systems from  January 1997 until September 1998;
                                                      President Lockheed Martin Aero and Naval Systems from
                                                      September 1994 to December 1996; previously served as Vice
                                                      President, Sourcing for the Martin Marietta Corporation.

Philip J. Duke (53)   Vice President and Chief        Vice President and Chief Financial Officer since February
                      Financial Officer               1999; Vice President Finance from July 1996 to January 1999;
                                                      Vice President Finance, Space & Strategic Missiles Sector
                                                      from March  1995 to July 1996; previously served as Vice
                                                      President Finance, Martin Marietta from 1994 to 1995; Vice
                                                      President Finance, Electronics Sector of Martin Marietta from
                                                      1993 to 1994; and Vice President Business Management of
                                                      Martin Marietta Corporation from 1987 to 1993.

Arthur E. Johnson     Vice President; President and   President and Chief Operating Officer, Information &
 (51)                 Chief Operating Officer -       Services Sector since August 1997; President, Lockheed Martin
                      Information & Services Sector   Systems Integration Group from January 1997 to August 1997;
                                                      President, Lockheed Martin Federal Systems Group from January
                                                      1996 to January 1997; and President, Loral Federal Systems
                                                      Group from January 1994 to January 1996.

Todd J. Kallman (42)  Vice President and Controller   Vice President and Controller since August 1997; Vice
                                                      President Finance, Aeronautics Sector from July 1995 to
                                                      August 1997; Vice President Business Management, Lockheed
                                                      Martin Aeronautical Systems Company from June 1994 to July
                                                      1995; Vice President Finance, Lockheed  Aeronautical Systems
                                                      Company from 1992 to 1994.

Frank H. Menaker,     Senior Vice President and       Senior Vice President since July 1996; Vice President and
 Jr. (58)             General Counsel                 General Counsel for Lockheed Martin Corporation from March
                                                      1995 to July 1996, having served in the same capacity for
                                                      Martin Marietta Corporation since 1981.

Walter E.             Vice President and Treasurer    Vice President and Treasurer since March 1995; previously
 Skowronski (50)                                      served in Lockheed Corporation as Vice President and
                                                      Treasurer from 1992 to 1995; served as staff Vice President,
                                                      Investor Relations from 1990 to 1992.

Robert J. Stevens     Vice President; President and   President and Chief Operating Officer, Energy & Environment
 (47)                 Chief Operating Officer -       Sector since January 1998; Vice President of Strategic
                      Energy & Environment Sector;    Development since November 1998; President, Air Traffic
                      Vice President of Strategic     Management Division from June 1996 through January 1998;
                      Development                     Executive Vice President and Senior Vice President and Chief
                                                      Financial Officer of Air Traffic Management from December
                                                      1993; previously served as an executive employee of Loral
                                                      Corporation from
                                                      August 1987.

Peter B.Teets (56)    President and Chief Operating   President and Chief Operating Officer since August 1997;
                      Officer; Director               Board member since July 1997; President and Chief Operating
                                                      Officer, Lockheed Martin Information & Services Sector from
                                                      March 1995 to July 1997; previously served as Corporate Vice
                                                      President of Martin Marietta from 1985 to 1995, President of
                                                      Martin Marietta Space Group from 1993 to 1995, and President of Martin Marietta Astronautics Group from 1987 to 1993.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

  At December 31, 1998, we had approximately 39,533 holders of record of our Common Stock, $1 par value. In October 1998, our Board of Directors approved a two-for-one split of our Common Stock in the form of a stock dividend for holders of record on December 1, 1998. The new shares were issued on December 31, 1998. Unless otherwise indicated, all references to shares of Common Stock and per share amounts reflect the stock split. Our Common Stock is traded on the New York Stock Exchange, Inc. Information concerning stock prices and dividends paid during the past two years is as follows:


                 Common Stock -- Dividends Paid and Market Prices
                 ------------------------------------------------

 Quarter                Dividends Paid               Market Prices       (HighLow)
--------                --------------               -------------       ---------
                       1998        1997              1998                     1997
                       ----        ----              ----                     ----
First                 $0.20       $0.20          $58.938 - $48.750      $46.438 - $41.000
Second                 0.20        0.20           58.500 -  49.969       52.625 -  39.125
Third                  0.20        0.20           54.250 -  43.625       56.719 -  49.188
Fourth                 0.22        0.20           56.750 -  41.000       54.219 -  44.063
                      -----       -----
Year                  $0.82       $0.80           58.938-  41.000       56.719-  39.125


ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this Item 6 is included under the caption "Consolidated Financial Data -- Nine-Year Summary" on page 46 through page 47 of the 1998 Annual Report to Shareholders, and that information is incorporated by reference in this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 through page 25 of the 1998 Annual Report to Shareholders, and that information is incorporated by reference in this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We do not hold or issue derivative financial instruments for trading purposes. We may use derivative financial instruments to manage our exposure to fluctuations in foreign exchange rates. The aggregate value of derivative financial instruments held or issued by us is not material to us nor is the market risk posed. For additional discussion of our use of such instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Matters" on page 25 of the 1998 Annual Report to Shareholders, and "Derivative financial instruments" and "New accounting pronouncements to be adopted" in "Note 1 - Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" on page 33 and page 33 through page 34, respectively, of the Audited Financial Statements included in the 1998 Annual Report to Shareholders, and that information is incorporated by reference in this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is included under the captions "Consolidated Statement of Earnings," "Consolidated Statement of Cash Flows," "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity" and "Notes to Consolidated Financial Statements" in the Audited Consolidated Financial Statements included on page 27 through page 45 of the 1998 Annual Report to Shareholders and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 through page 25 of the 1998 Annual Report to Shareholders. This information is incorporated by reference in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning directors required by this Item 10 is included under the caption "Election of Directors" in our definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 1999 (the "1999 Proxy Statement"), and that information is incorporated by reference in this Form 10-
K. Information concerning executive officers required by this Item 10 is located under Part I, Item 4(a) on page 39 through page 41 of this Form 10-K.


ITEM 11.      EXECUTIVE COMPENSATION

  The information required by this Item 11 is included in the text and tables under the caption "Compensation of Executive Officers" in the 1999 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is included under the headings "Security Ownership of Certain Beneficial Owners," "Securities Owned by Directors, Nominees and Named Executive Officers" and "Voting Securities and Record Date" in the 1999 Proxy Statement, and that information is incorporated by reference in this Form 10-K.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements filed as part of the Form 10-K.

                                                                      Page
                                                                      ----
       The following financial statements of Lockheed
       Martin Corporation and consolidated subsidiaries, included in the 1998 Annual Report to Shareholders, are incorporated by reference into Item 8 on page 43 of this Annual Report on Form 10-K. Page numbers refer to the 1998 Annual Report to Shareholders:

       Consolidated Statement of Earnings--
        Years ended December 31, 1998, 1997, and 1996................ 28

       Consolidated Statement of Cash Flows--
        Years ended December 31, 1998, 1997 and 1996...............   29

       Consolidated Balance Sheet--
        December 31, 1998 and 1997.................................   30

       Consolidated Statement of Stockholders' Equity--
        Years ended December 31, 1998, 1997 and 1996...............   31

       Notes to Consolidated Financial Statements--
        December 31, 1998..........................................  32-45

   (2) List of Financial Statement Schedules filed as part of this Form
               10-K.

       All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

   (3) Ernst & Young LLP

       The report of Lockheed Martin's independent auditors with respect to the above-referenced financial statements appears on page 27 of the 1998 Annual Report to Shareholders and that report is incorporated by reference in this Form 10-K. The consent of Lockheed Martin's independent auditors appears as Exhibit 23 of this Annual Report on Form 10-K.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

   (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 1998.

   (2) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 1998.

     (3) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 1998.

     During the first quarter of 1999 (up until this report was filed), Lockheed Martin Corporation made the following filings on Form 8-K:

     (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 1999.

     (2) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 1999.

     (3) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 1999.

     (4) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 1999.

(c)  Exhibits

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

                    (a) Copy of the Bylaws of Lockheed Martin Corporation as amended on April 25, 1996 (incorporated by reference to Exhibit 1 to the Corporation's Annual Report on Form 10-Q for the quarter ended September 30, 1998).

      (4)           (a)  Indenture dated May 16, 1996, between the
                         Corporation, Lockheed Martin Tactical Systems, Inc., and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4 of the Corporation's filing on Form 8-K on May 16, 1996).

                    (b) Form of Indenture between the Corporation and U.S. Bank Trust National Association as Trustee (incorporated by reference to Exhibit 4(a) of the Corporation's filing on Form S-3 (No. 333-71409) on January 29, 1999).

                         No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

                    (b)  See Exhibits 3(i) and 3(ii).

      (10)*         (a)  Lockheed Martin Corporation 1995 Omnibus
                         Performance Award Plan (incorporated by reference to
                         Exhibit 10.36 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (b) Lockheed Martin Corporation Directors Deferred Stock Plan, as amended.

                    (c) Agreement Containing Consent Order, dated December 22, 1994, among the Corporation, Lockheed Corporation, Martin Marietta Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (d) Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended.

                    (e) Resolutions relating to Lockheed Martin Corporation Financial Counseling Program for directors, officers, company presidents, and other key employees, as amended (incorporated by reference to Exhibit 10(e) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

                    (f) Martin Marietta Corporation Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9,
                         1995).

                    (g) Martin Marietta Corporation 1984 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (h) Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (i) Martin Marietta Corporation Supplemental Excess Retirement Plan, as amended (incorporated by reference to Exhibit 10.15 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (j) Martin Marietta Corporation Supplemental Excess Retirement Plan, as amended (incorporated by reference to Exhibit 10.15 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-51645) filed with the Commission on February 19, 1995).

                    (k) Martin Marietta Corporation Directors' Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (l) Martin Marietta Corporation Executive Special Early Retirement Option and Plant Closing Retirement Option Plan (incorporated by reference to Exhibit 10.18 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (m) Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

                    (n) Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended (incorporated by reference to Exhibit 10(v) to Lockheed Martin

                         Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

                    (o) Lockheed Corporation 1992 Employee Stock Option Program (incorporated by reference to the Registration Statement on Form S-8 (No. 33-49003) of Lockheed Corporation filed with the Commission on September 11,
                         1992).

                    (p) Amendment to Lockheed Corporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (q) Lockheed Corporation 1986 Employee Stock Purchase Program, as amended (incorporated by reference to Exhibit 10.23 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (r) Incentive Retirement Benefit Plan for Certain Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (s) Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (t) Supplemental Benefit Plan of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.27 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (u) Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10(ee) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31,
                         1997).

                    (v) Deferred Compensation Plan for Directors of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (w) Lockheed Corporation Retirement Plan for Directors, as amended (incorporated by reference to Exhibit 10.31 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (x) Trust Agreement, as amended February 3, 1995, between Lockheed Corporation and First Interstate Bank of California (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (y) Lockheed Corporation Directors' Deferred Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
                         1995).

                    (z) Trust Agreement, dated December 22, 1994, between Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (aa) Lockheed Martin Corporation Directors Charitable Award
                         Plan (incorporated by reference to Exhibit 10(oo) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (bb) Loral Supplemental Executive Retirement Plan
                         (incorporated by reference to Exhibit 99.2 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

                    (cc) Amendment to Lockheed Martin Corporation
                         Supplemental Excess Retirement Plan(incorporated by reference to Exhibit 10(nnn) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (dd) Amendment to Terms of Outstanding Stock Option
                         Relating to Exercise Period for Employees of Divested Business(incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (ee) Lockheed Martin Corporation Post-Retirement Death
                         Benefit Plan for Elected Officers, as
                         amended(incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (ff) Lockheed Martin Corporation Directors Retirement
                         Plan, as amended.

                    (gg) Deferred Performance Payment Plan of Lockheed
                         Martin Corporation Space & Strategic Missiles Sector(incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

                    (hh) Resolutions of Board of Directors of Lockheed
                         Martin Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

                    (ii) Form of Retention Agreement, including Addendum
                         (incorporated by reference to Exhibit 10(u) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

                    (jj) Lockheed Martin Corporation Directors Equity Plan.

                    (kk) Lockheed Martin Corporation Management Incentive
                         Compensation Plan

                    (ll) Lockheed Martin Corporation Deferred Management
                         Incentive Compensation Plan

     * Exhibits (10)(a) through (10)(ll) constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

        (12) Computation of ratio of earnings to fixed charges for the year ended December 31, 1998.

        (13) Portions of Lockheed Martin Corporation's 1998 Annual Report to Shareholders incorporated by reference in this Annual Report on Form 10-K.

        (23) Consent of Ernst & Young LLP, Independent Auditors for Lockheed Martin Corporation.

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

                          LOCKHEED MARTIN CORPORATION

Date:  March 22, 1999                 By:  /s/ FRANK H. MENAKER, JR.
                                               ---------------------
                                               Frank H. Menaker, Jr.
                                               Senior Vice President
                                               and General Counsel

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                  TITLE                           DATE
    ----------                  -----                           ----
/s/Vance D. Coffman*       Chairman and Chief                March 22, 1999
-------------------        Executive Officer
VANCE D. COFFMAN


/s/Philip J. Duke*         Vice President and                March 22, 1999
-----------------          Chief Financial Officer
PHILIP J. DUKE


/s/Todd J. Kallman*        Vice President and                March 22, 1999
-------------------        Chief Accounting Officer
TODD J. KALLMAN


/s/Norman R. Augustine*    Director                          March 22, 1999
-----------------------
NORMAN R. AUGUSTINE

/s/Marcus C. Bennett*      Director                          March 22, 1999
---------------------
MARCUS C. BENNETT

/s/Lynne V. Cheney*        Director                          March 22, 1999
-------------------
LYNNE V. CHENEY

SIGNATURES                      TITLE                               DATE
----------                      -----                               ----
/s/Houston I. Flournoy*    Director                          March 22, 1999
-----------------------
HOUSTON I. FLOURNOY

/s/James F. Gibbons*       Director                          March 22, 1999
--------------------
JAMES F. GIBBONS

/s/Edward E. Hood, Jr.*    Director                          March 22, 1999
-----------------------
EDWARD E. HOOD, JR.

/s/Caleb B. Hurtt*         Director                          March 22, 1999
------------------
CALEB B. HURTT

/s/Gwendolyn S. King*      Director                          March 22, 1999
---------------------
GWENDOLYN S. KING

/s/Vincent N. Marafino*    Director                          March 22, 1999
-----------------------
VINCENT N. MARAFINO

/s/Eugene F. Murphy*       Director                          March 22, 1999
--------------------
EUGENE F. MURPHY

/s/Allen E. Murray*        Director                          March 22, 1999
-------------------
Allen E. Murray

/s/Frank Savage*           Director                          March 22, 1999
----------------
FRANK SAVAGE

/s/Peter B. Teets*         Director                          March 22, 1999
------------------
PETER B. TEETS

/s/Carlisle A.H. Trost*    Director                          March 22, 1999
-----------------------
CARLISLE A.H. TROST

/s/James R. Ukropina*      Director                          March 22, 1999
---------------------
JAMES R. UKROPINA

/s/Douglas C. Yearley*     Director                          March 22, 1999
---------------------
DOUGLAS C. YEARLEY

     *By: /s/MARIAN S. BLOCK                                 March 22, 1999
             ---------------
             (Marian S. Block, Attorney-in-fact**)

          ___________________________

**By authority of Powers of Attorney filed with this Annual
 Report on Form 10-K.