Form 10-Q
period 1999-03-31
LOCKHEED MARTIN CORP
filed 1999-05-17
CIK 936468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED  March 31, 1999           COMMISSION FILE NUMBER   1-11437
                   --------------                                    -------


                          LOCKHEED MARTIN CORPORATION
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MARYLAND                                           52-1893632
-------------------------------                         ----------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)


  6801 ROCKLEDGE DRIVE, BETHESDA, MD              20817
----------------------------------------        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (301) 897-6000
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

                                           YES   X      NO
                                                ---        ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



         CLASS                           OUTSTANDING AS OF April  30, 1999
--------------------------               ---------------------------------
COMMON STOCK, $1 PAR VALUE                          394,325,346

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                  ____________

                                     INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

  Item 1.  Financial Statements

   Condensed Consolidated Statement of Earnings (Unaudited)-
     Three Months Ended March 31, 1999 and 1998........................     3

   Condensed Consolidated Statement of Cash Flows (Unaudited)-
     Three Months Ended March 31, 1999 and 1998........................     4

   Condensed Consolidated Balance Sheet (Unaudited)-
     March 31, 1999 and December 31, 1998..............................     5

   Notes to Condensed Consolidated Financial Statements (Unaudited)....     6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    14

Part II.    Other Information

  Item 1.   Legal Proceedings..........................................    24

  Item 4.   Submission of Matters to a Vote of Security Holders........    24

  Item 6.   Exhibits and Reports on Form 8-K...........................    26

Signatures.............................................................    29

Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27  Financial Data Schedule


            Condensed Consolidated Statement of Earnings (Unaudited)
                          Lockheed Martin Corporation



                                                                Three Months Ended
                                                                     March 31,
                                                              1999                 1998
                                                          -------------        -------------
                                                        (In millions, except per share data)
Net sales                                                        $6,188               $6,217
Cost of sales                                                     5,701                5,599
                                                                 ------               ------

Earnings from operations                                            487                  618
Other income and expenses, net                                      129                   29
                                                                 ------               ------

                                                                    616                  647
Interest expense                                                    192                  213
                                                                 ------               ------

Earnings before income taxes and cumulative
  effect of change in accounting                                    424                  434
Income tax expense                                                  156                  165
                                                                 ------               ------

Earnings before cumulative effect of change
  in accounting                                                     268                  269
Cumulative effect of change in accounting                          (355)                  --
                                                                 ------               ------

Net (loss) earnings                                              $  (87)              $  269
                                                                 ======               ======

Earnings (loss) per common share:
---------------------------------
Basic:
  Before cumulative effect of change in accounting               $  .70               $  .72
  Cumulative effect of change in accounting                        (.93)                  --
                                                                 ------               ------
                                                                 $ (.23)              $  .72
                                                                 ======               ======

Diluted:
  Before cumulative effect of change in accounting               $  .70               $  .71
  Cumulative effect of change in accounting                        (.93)                  --
                                                                 ------               ------
                                                                 $ (.23)              $  .71
                                                                 ======               ======

Cash dividends declared per common share                         $  .22               $  .20
                                                                 ======               ======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                          Lockheed Martin Corporation

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                1999             1998
                                                                            -------------     -----------
                                                                                   (In millions)
Operating Activities:
Earnings before cumulative effect of change in accounting                           $ 268         $   269
Adjustments to reconcile earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                                       230             253
  Changes in operating assets and liabilities                                        (651)           (745)
                                                                                    -----         -------

Net cash used for operating activities                                               (153)           (223)
                                                                                    -----         -------

Investing Activities:
Expenditures for property, plant and equipment                                       (131)           (128)
Sale of shares in L-3 Communications                                                  182              --
Other                                                                                  --              82
                                                                                    -----         -------

Net cash provided by (used for) investing activities                                   51             (46)
                                                                                    -----         -------

Financing Activities:
Net increase in short-term borrowings                                                 120             638
Net repayments related to long-term debt                                             (181)           (325)
Issuances of common stock                                                               8              34
Common stock dividends                                                                (87)            (78)
                                                                                    -----         -------

Net cash (used for) provided by financing activities                                 (140)            269
                                                                                    -----         -------

Net decrease in cash and cash equivalents                                            (242)             --
Cash and cash equivalents at beginning of period                                      285              --
                                                                                    -----         -------

Cash and cash equivalents at end of period                                          $  43         $    --
                                                                                    =====         =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                Condensed Consolidated Balance Sheet (Unaudited)
                          Lockheed Martin Corporation

                                                                      March 31,        December 31,
                                                                        1999               1998
                                                                     -------------     --------------
                                                                             (In millions)
Assets
Current assets:
 Cash and cash equivalents                                                 $    43            $   285
 Receivables                                                                 4,667              4,178
 Inventories                                                                 3,959              4,293
 Deferred income taxes                                                       1,108              1,109
 Other current assets                                                          703                746
                                                                           -------            -------
     Total current assets                                                   10,480             10,611

Property, plant and equipment                                                3,587              3,513
Intangible assets related to contracts and programs acquired                 1,378              1,418
Cost in excess of net assets acquired                                        9,462              9,521
Other assets                                                                 3,689              3,681
                                                                           -------            -------
                                                                           $28,596            $28,744
                                                                           =======            =======

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                          $ 1,021            $ 1,382
 Customer advances and amounts in excess of costs incurred                   4,329              4,012
 Salaries, benefits and payroll taxes                                          934                842
 Income taxes                                                                  534                553
 Short-term borrowings                                                       1,163              1,043
 Current maturities of long-term debt                                          884                886
 Other current liabilities                                                   1,525              1,549
                                                                           -------            -------
     Total current liabilities                                              10,390             10,267

Long-term debt                                                               8,788              8,957
Post-retirement benefit liabilities                                          1,887              1,903
Other liabilities                                                            1,478              1,480

Stockholders' equity:
 Common stock, $1 par value per share                                          392                393
 Additional paid-in capital                                                     95                 70
 Retained earnings                                                           5,690              5,864
 Accumulated other comprehensive income (loss)                                  41                 (8)
 Unearned ESOP shares                                                         (165)              (182)
                                                                           -------            -------
     Total stockholders' equity                                              6,053              6,137
                                                                           -------            -------
                                                                           $28,596            $28,744
                                                                           =======            =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                          Lockheed Martin Corporation
                                March 31, 1999


NOTE 1 -- BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission on March 22, 1999 in its 1998 Annual Report on Form 10-K (Form 10-K). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 1999 presentation.

  In October 1998, the Board of Directors of the Corporation authorized a two-for-one split of the Corporation's common stock in the form of a stock dividend. The stock split was effected on December 31, 1998 to stockholders of record at the close of business on December 1, 1998. In the accompanying condensed consolidated financial statements and Notes to Condensed Consolidated Financial Statements (Unaudited), all references to shares of common stock and per share amounts for prior periods have been restated to reflect the stock split.

NOTE 2 -- TRANSACTION AGREEMENT WITH COMSAT CORPORATION

  In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction with a total estimated value of approximately $2.7 billion at the date of the announcement (the Merger). The Merger Agreement has been approved by the respective Boards of Directors of the Corporation and COMSAT. In connection with the first phase of this transaction, the Corporation commenced a cash tender offer (the Tender Offer) on September 25, 1998, to purchase up to 49 percent, subject to certain adjustments, of the outstanding shares of common stock of COMSAT on the date of purchase at a price of $45.50 per share, with an estimated value of $1.2 billion. Under the Merger Agreement, the Tender Offer will be extended for periods of up to 60 days until the earlier of (i) September 18, 1999, or (ii) satisfaction of certain conditions to closing. The second phase of the transaction, which will result in consummation of the Merger, will be accomplished by an exchange of one share of Lockheed Martin common stock for each share of COMSAT common stock.

  The consummation of the Tender Offer is subject to, among other things, the approval of the Merger by the stockholders of COMSAT and certain regulatory approvals, including approval by the Federal Communications Commission (FCC) and antitrust clearance by the Department of Justice. The stockholders of COMSAT are expected to vote on the proposed Merger at COMSAT's annual meeting of stockholders on June 18, 1999. Upon closing of the Tender Offer, the Corporation will account for its investment in COMSAT under the equity method of accounting. Consummation of the Merger is subject to, among other things, the enactment of legislation necessary to allow Lockheed Martin to acquire the remaining shares of COMSAT common stock and certain additional regulatory approvals. The Merger, upon consummation, will be accounted for under the purchase method of accounting. If the Tender Offer is consummated but the necessary legislation is not enacted and the additional regulatory approvals are not obtained, the Corporation will not be able to achieve all of its objectives with respect to the COMSAT transaction and will be unable to exercise control over COMSAT.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                          Lockheed Martin Corporation
                                  (continued)



  The Corporation is not currently designated by the FCC as an "authorized common carrier," and as such is prohibited from owning more than 10 percent of COMSAT. The Corporation has filed an application with the FCC to be designated an "authorized common carrier" and to purchase up to 49 percent of COMSAT. On January 21, 1999, the Chairman of the House Committee on Commerce and the Chairman of the Senate Subcommittee on Communications sent a joint letter to the FCC urging the FCC not to take any action to permit any company to purchase more than 10 percent of COMSAT prior to Congress adopting satellite industry reform legislation. If the FCC were to delay or slow its review of the Corporation's filings with respect to the Tender Offer, and if Congress does not make rapid progress on satellite industry reform legislation, the Tender Offer may not be consummated by September 18, 1999. If this occurs, either party may terminate the Merger Agreement or both parties may elect to amend the Merger Agreement to extend this date. If the FCC's review is not delayed or slowed and the Tender Offer is consummated, but the legislative process relative to satellite industry reform legislation moves slowly, the Merger may not occur in 1999.

NOTE 3 -- EARNINGS PER SHARE

  As previously disclosed, all share and per share amounts for prior periods have been restated to reflect the Corporation's December 1998 two-for-one stock split in the form of a stock dividend. Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                          Lockheed Martin Corporation
                                  (continued)


The following table sets forth the computations of basic and diluted earnings per share:

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                 1999                1998
                                                                             -------------       -------------
                                                                            (In millions, except per share data)
Net earnings (loss) for basic and diluted earnings per share:
-------------------------------------------------------------

Earnings before cumulative effect of change in accounting                             $  268              $  269
Cumulative effect of change in accounting                                               (355)                 --
                                                                                      ------              ------

Net (loss) earnings                                                                   $  (87)             $  269
                                                                                      ======              ======

Average common shares outstanding:
----------------------------------

Average number of common shares outstanding for basic
      earnings per share                                                               380.3               373.9
Dilutive stock options based on the treasury stock method                                2.3                 5.5
                                                                                      ------              ------

Average number of common shares outstanding for diluted
      earnings per share                                                               382.6               379.4
                                                                                      ======              ======

Earnings (loss) per common share:
---------------------------------

Basic:
  Before cumulative effect of change in accounting                                    $  .70              $  .72
  Cumulative effect of change in accounting                                             (.93)                 --
                                                                                      ------              ------
                                                                                      $ (.23)             $  .72
                                                                                      ======              ======

Diluted:
  Before cumulative effect of change in accounting                                    $  .70              $  .71
  Cumulative effect of change in accounting                                             (.93)                 --
                                                                                      ------              ------
                                                                                      $ (.23)             $  .71
                                                                                      ======              ======

NOTE 4 -- INVENTORIES

                                                                   March 31,        December 31,
                                                                     1999               1998
                                                                  -------------      -------------
                                                                          (In millions)
Work in process, primarily related to long-term
 contracts and programs in progress                                     $ 5,623            $ 6,198
Less customer advances and progress payments                             (2,226)            (2,499)
                                                                        -------            -------
                                                                          3,397              3,699
Other inventories                                                           562                594
                                                                        -------            -------
                                                                        $ 3,959            $ 4,293
                                                                        =======            =======

  Included in inventories at March 31, 1999 and December 31, 1998 were amounts advanced to Russian manufacturers, Khrunichev State Research and Production

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                          Lockheed Martin Corporation
                                  (continued)

Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $870 million and $840 million, respectively, for the manufacture of launch vehicles and related launch services.

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

  Environmental matters -- The Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) in 1991 relating to certain property in Burbank, California, which obligated the Corporation to design and construct facilities to monitor, extract and treat groundwater, and to operate and maintain such facilities for approximately eight years. The Corporation entered into a follow-on consent decree in 1998 which obligates the Corporation to fund the continued operation and maintenance of these facilities through the year 2018. The Corporation has also been operating under a cleanup and abatement order from the California Regional Water Quality Control Board (the Regional Board) affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and the Regional Board order will be approximately $110 million.

  The Corporation is responding to three administrative orders issued by the Regional Board in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $110 million. The Corporation is also coordinating with the U.S. Air Force, which is conducting preliminary studies of the potential health effects of exposure to perchlorates in connection with several sites across the country, including the Redlands site. The results of these studies indicate that current efforts with water purveyors regarding perchlorate issues are appropriate; however, the Corporation currently cannot project the extent of its ultimate clean-up obligation with respect to perchlorates, if any.

  The Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Burbank and Redlands properties described above, a liability of approximately $240 million for the other cases in which an estimate of financial exposure can be determined has been recorded.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                          Lockheed Martin Corporation
                                  (continued)

  Under an agreement with the U.S. Government, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. Although the Defense Contract Audit Agency has questioned certain elements of the Corporation's practices with respect to the aforementioned agreement, no formal action has been initiated, and it is management's opinion that the treatment of these environmental costs is appropriate and consistent with the terms of such agreement. The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the Corporation's liability as well as the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

  Waste remediation contract -- In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threatened the viability of the overall Pit 9 program. Based on an investigation by management to identify and quantify the overall effect of these matters, the Corporation submitted a request for equitable adjustment (REA) to the DOE on March 31, 1997 that sought, among other things, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. The Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. Starting in May 1997, the Corporation reduced work activities at the Pit 9 site while awaiting technical direction from the DOE.

  On June 1, 1998, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. In addition, on July 21, 1998, the Corporation withdrew the REA previously submitted to the DOE and replaced it with a certified REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. District Court in Boise, Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The Corporation intends to resist this action while continuing to pursue its certified REA. On January 26, 1999, the U.S. District Court in Idaho granted the Corporation's motion and stayed the Idaho proceeding until resolution of the motion to dismiss the lawsuit in

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                          Lockheed Martin Corporation
                                  (continued)

the U.S. Court of Federal Claims, or until August 2, 1999. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.

NOTE 6 -- INFORMATION ON BUSINESS SEGMENTS

  The Corporation operates in four principal business segments: Space & Strategic Missiles, Electronics, Aeronautics and Information & Services. All other activities of the Corporation fall within the Corporate and Other segment.

  Effective January 1, 1999, the Corporation combined its investments in several existing joint ventures and certain elements of the Corporation with Lockheed Martin Global Telecommunications, Inc., a wholly-owned subsidiary of the Corporation, which is included in the Corporate and Other segment. Such investments were transferred from the Space & Strategic Missiles and Information & Services segments. The prior period amounts related to these joint ventures and elements transferred were not material to the respective segments and, therefore, the prior period segment information has not been restated to conform with the 1999 presentation.

                                                                       Three Months Ended
                                                                           March 31,
                                                                     1999              1998
                                                                  -------------    --------------
Selected Financial Data by Business Segment                              (In millions)
Net Sales
----------------------------
  Space & Strategic Missiles                                             $1,626            $1,907
  Electronics                                                             1,750             1,698
  Aeronautics                                                             1,536             1,351
  Information & Services                                                  1,201             1,212
  Corporate and Other                                                        75                49
                                                                         ------            ------
                                                                         $6,188            $6,217
                                                                         ======            ======

Operating Profit
----------------------------
  Space & Strategic Missiles                                             $  125            $  267
  Electronics                                                               152               141
  Aeronautics                                                               169               151
  Information & Services                                                     61                55
  Corporate and Other                                                       109                33
                                                                         ------            ------
                                                                         $  616            $  647
                                                                         ======            ======

Intersegment Revenue(a)
----------------------------
  Space & Strategic Missiles                                             $   20            $   16
  Electronics                                                                93               110
  Aeronautics                                                                25                16
  Information & Services                                                    205               161
  Corporate and Other                                                        11                12
                                                                         ------            ------
                                                                         $  354            $  315
                                                                         ======            ======

(a) Intercompany transactions between segments are eliminated in consolidation, and excluded from the net sales and operating profit amounts presented above.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                          Lockheed Martin Corporation
                                  (continued)

NOTE 7 -- OTHER

  In February 1999, the Corporation sold 4.5 million of its shares in L-3 Communications (L-3) as part of a secondary public offering by L-3. This transaction resulted in a reduction in the Corporation's ownership to approximately seven percent and the recognition of a pretax gain of $114 million which is reflected in other income and expenses. The gain increased net earnings by $74 million, or $.19 per diluted share. After the transaction was consummated, the Corporation began accounting for its remaining investment in L-3 as an available-for-sale investment, as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, as of March 31, 1999, the investment in L-3 was adjusted to reflect its current market value, and the unrealized gain of $42 million, which is net of income taxes, was included in stockholders' equity as a component of other comprehensive income.

  The Corporation's total comprehensive loss for the three months ended March 31, 1999 was $38 million, which included the $87 million net loss for the period, and other comprehensive income of $7 million attributable to net foreign currency translation adjustments and $42 million attributable to the net unrealized gain discussed above. Total comprehensive income for the three months ended March 31, 1998 was $269 million, equal to net earnings for the period, as the components of other comprehensive income were not material, individually or in the aggregate.

  In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. As of March 31, 1999, CalComp had, among other actions, consummated or entered into letters of intent for sales of substantially all of its assets other than those related to one of its lines of business, and had terminated approximately 75% of its domestic work force. The financial impacts of these actions were within the parameters established by the Corporation's plans and estimates. Management expects the shutdown process will be substantially completed in the third quarter of 1999, and believes that the remaining amount recorded is adequate to complete the plan.

  Commercial paper borrowings of approximately $1.5 billion were outstanding at March 31, 1999. Of this amount, $300 million has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this level of debt outstanding for at least one year. Commercial paper borrowings are supported by a short-term revolving credit facility in the amount of $2.5 billion which matures on May 28, 1999, and a long-term revolving credit facility in the amount of $3.5 billion which matures on December 20, 2001. Management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation will renew its short-term revolving credit facility prior to its May 28, 1999 maturity in the amount of $1.0 billion.

  The Corporation's total interest payments were $99 million and $127 million for the three months ended March 31, 1999 and 1998, respectively.

  The Corporation's net federal and foreign income tax payments were $63 million for the three months ended March 31, 1999, and the net refund was $49 million for the three months ended March 31, 1998.

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                          Lockheed Martin Corporation
                                  (continued)


  New accounting pronouncements adopted -- Effective January 1, 1999, the Corporation adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 provides authoritative guidance on accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which reduced net earnings for the first quarter of 1999 by $355 million, or $.93 per diluted share. The cumulative effect adjustment was recorded net of income tax benefits of $227 million, and was primarily composed of approximately $560 million of costs which were included in inventories as of December 31, 1998.

  Effective January 1, 1999, the Corporation adopted the AICPA's SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments." SOP No. 97-3 provides authoritative guidance on the recognition, measurement and disclosure of liabilities for guaranty-fund and certain other insurance-related assessments, as well as certain related assets. The impact of the adoption of this SOP was not material to the Corporation's consolidated results of operations, cash flows or financial position.

  Also, effective January 1, 1999, the Corporation adopted the AICPA's SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption, will affect the timing of future cash flows under contracts with the U.S. Government. However, the impact of the adoption of SOP No. 98-1 was not material to the Corporation's consolidated results of operations, cash flows or financial position.

  New accounting pronouncements to be adopted -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides authoritative guidance on accounting and financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation, as further defined in the Statement. SFAS No. 133 requires adoption no later than January 1, 2000, but early adoption is allowed, and initial application must be as of the beginning of a fiscal quarter. Additionally, the Statement cannot be applied retroactively to prior periods. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Corporation is continuing its process of analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position, but has not yet reached any conclusions.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                March 31, 1999


COMMON STOCK SPLIT

  In October 1998, the Board of Directors of the Corporation authorized a two-for-one split of the Corporation's common stock in the form of a stock dividend which was effected on December 31, 1998. In the following discussion, all references to shares of common stock and per share amounts for prior periods have been restated to reflect the stock split.

TRANSACTION AGREEMENT WITH COMSAT CORPORATION

  In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an agreement (the Merger Agreement) to combine the companies in a two-phase transaction (the Merger). In connection with the first phase, the Corporation commenced a cash tender offer (the Tender Offer) to purchase up to 49 percent, subject to certain adjustments, of the outstanding shares of common stock of COMSAT. Under the Merger Agreement, the Tender Offer will be extended for periods of up to 60 days until the earlier of (i) September 18, 1999, or (ii) satisfaction of certain conditions to closing. The consummation of the Tender Offer is subject to, among other things, the approval of the Merger by the stockholders of COMSAT and certain regulatory approvals, including approval by the Federal Communications Commission (FCC) and antitrust clearance by the Department of Justice. The stockholders of COMSAT are expected to vote on the proposed merger at COMSAT's annual meeting of stockholders on June 18, 1999. The second phase of the transaction will be accomplished by an exchange of one share of Lockheed Martin common stock for each share of COMSAT common stock. Consummation of the Merger is subject to, among other things, the enactment of legislation necessary to allow Lockheed Martin to acquire the remaining shares of COMSAT common stock and certain additional regulatory approvals. If the Tender Offer is consummated but the necessary legislation is not enacted and the additional regulatory approvals are not obtained, the Corporation will not be able to consummate the merger, nor will it be able to exercise control over COMSAT.

  The Corporation is not currently designated by the FCC as an "authorized common carrier," and as such is prohibited from owning more than 10 percent of COMSAT. The Corporation has filed an application with the FCC to be designated an "authorized common carrier" and to purchase up to 49 percent of COMSAT. On January 21, 1999, the Chairman of the House Committee on Commerce and the Chairman of the Senate Subcommittee on Communications sent a joint letter to the FCC urging the FCC not to take any action to permit any company to purchase more than 10 percent of COMSAT prior to Congress adopting satellite industry reform legislation. If the FCC were to delay or slow its review of the Corporation's filings with respect to the Tender Offer, and if Congress does not make rapid progress on satellite industry reform legislation, the Tender Offer may not be consummated by September 18, 1999. If this occurs, either party may terminate the Merger Agreement or both parties may elect to amend the Merger Agreement to extend this date. If the FCC's review is not delayed or slowed and the Tender Offer is consummated, but the legislative process relative to satellite industry reform legislation moves slowly, the Merger may not occur in 1999.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


GLOBAL TELECOMMUNICATIONS SUBSIDIARY

  Effective January 1, 1999, investments in several existing joint ventures and certain elements of the Corporation were combined with Lockheed Martin Global Telecommunications, Inc. (Global Telecommunications), a wholly-owned subsidiary of the Corporation focused on capturing a greater portion of the worldwide telecommunications services market. The following operations and investments became a part of Global Telecommunications: Lockheed Martin Intersputnik, Ltd., a strategic venture with Moscow-based Intersputnik that is scheduled to deploy its first satellite in 1999; the assets and liabilities relating to the Astrolink /TM/ system which will provide global interactive multimedia services using next-generation broadband satellite technology; the elements of Lockheed Martin Missiles & Space, Lockheed Martin Management & Data Systems and Lockheed Martin Western Development Laboratories that provide commercial communications capabilities; the Corporation's investment in Americom Asia Pacific, LLC, a joint venture with GE Americom that is scheduled to launch a satellite in 1999 that will serve broadcasters in the Asia-Pacific region; and the Corporation's investment in ACeS International Limited, a joint venture that will provide cellular telephone communications in regions of Asia. Additionally, the Corporation intends to combine the operations of Global Telecommunications and COMSAT upon consummation of the Merger.

RESULTS OF OPERATIONS

  The Corporation's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

  Consolidated net sales for the first quarter of 1999 were $6.2 billion, which was comparable to reported net sales for the first quarter of 1998. The Corporation's operating profit (earnings before interest and taxes) for the first quarter of 1999 was $616 million, a five percent decrease from the comparable 1998 period. The Corporation recorded a net loss of $87 million, or $.23 per diluted share, for the first quarter of 1999, versus net earnings of $269 million, or $.71 per diluted share, for the comparable 1998 period. Operating profit for 1999 included a pretax gain of $114 million resulting from the sale of 4.5 million shares of stock in L-3 Communications Corporation (L-3) in a secondary offering of L-3's common stock which increased net earnings by $74 million, or $.19 per diluted share. In addition, the Corporation adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999, which resulted in the recognition of a cumulative effect adjustment which reduced net earnings by $355 million, or $.93 per diluted share. Excluding the effects of these nonrecurring and unusual items, net earnings for the first quarter of 1999 would have been $194 million, or $.51 per diluted share.

  The Corporation's backlog of undelivered orders was approximately $45.7 billion at March 31, 1999, versus $45.3 billion reported at December 31, 1998. The Corporation received orders for approximately $6.4 billion in new and follow-on business during the first quarter of 1999 which were substantially offset by sales during the period. Significant new orders received during the quarter principally related to various aircraft modification and maintenance, postal systems, and surface ship systems activities.

  The following discussion of the results of operations of the Corporation's business segments is based on information in the tables under the headings "Net Sales" and "Operating Profit" in

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


"Note 6 -- Information on Business Segments" of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q.

  The Space & Strategic Missiles and Aeronautics segments generally include programs that are substantially larger in terms of sales and operating profits than those included in the other segments. Accordingly, due to the significant number of relatively smaller programs in the Electronics and Information & Services segments, the impact of performance related to each individual program typically is not as material to these segments' results of operations. The operating results of Global Telecommunications are included in the Corporate and Other segment effective January 1, 1999. Net sales and operating profit for Global Telecommunications in 1998 were not material. Accordingly, segment operating results for 1998 have not been restated to conform to the 1999 presentation.

  First quarter 1999 net sales for the Space & Strategic Missiles segment decreased by 15 percent from the comparable 1998 period. Approximately $130 million of the decrease related to reductions in commercial and civil satellite programs and reduced volume of fleet ballistic missile activities. In addition, the segment was negatively impacted by a reduction in classified program activities. First quarter 1999 operating profit decreased by $142 million as compared to the first quarter of 1998. During the first quarter of 1999, the segment incurred a $15 million penalty related to the Theater High Altitude Area Defense (THAAD) missile program for failure to intercept the target during a test firing. The segment also recorded a $20 million charge during the quarter for further potential exposure related to this program. Approximately one-half of the remaining decrease was attributable in relatively equivalent proportions to a reduction in civil space activities between years and reduced fleet ballistic missile activities, with the remainder of the decrease due primarily to cost growth pertaining to technical issues on certain commercial satellite programs and start-up costs associated with launch vehicle investments.

  The Electronics segment's net sales increased by three percent in first quarter 1999 as compared to first quarter 1998. The segment experienced an increase of approximately $100 million in net sales from greater volume of postal program activities. This increase was partially offset by reduced sales relating to the maturing NITE Hawk program and the absence of approximately $24 million of net sales from the divestiture of the Commercial Electronics unit during the first quarter of 1998. First quarter 1999 operating profit increased by eight percent as compared to first quarter 1998, principally due to operating profit related to the volume increases in postal programs discussed above.

  The Aeronautics segment's net sales for the first quarter 1999 increased by 14 percent from first quarter 1998. This increase was attributable to increased net sales of approximately $270 million resulting from greater deliveries of C-130J transport aircraft, offset primarily by a decrease in overall sales relating to
the F-16 product area.   First quarter 1999 operating profit increased by 12
percent as compared to first quarter 1998 primarily due to the increases in C-130J aircraft deliveries mentioned above. Operating profit for the first quarter of 1999 was adversely impacted by cost growth on the C-130J program as compared to the first quarter of 1998 due to customer technical issues and requirements; however, this cost growth was offset by the favorable impact of C-130J costs included in the cumulative effect adjustment related to the adoption of SOP No. 98-5 discussed previously.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


  The Information & Services segment's net sales decreased slightly during the first quarter 1999 as compared to the comparable 1998 period. An increase in net sales relating to operations under the Consolidated Space Operations Contract, which was awarded during 1998, was offset by the absence of approximately $38 million of net sales from the commercial products businesses, primarily CalComp. As disclosed previously, CalComp is continuing its timely non-bankruptcy shutdown of its operations during 1999. Operating profit for first quarter 1999 increased by $6 million as compared to the comparable 1998 period.

  Net sales and operating profit of the Corporate and Other segment increased significantly in the first quarter of 1999 as compared to the same 1998 period. More than half of the sales increase was the result of the inclusion of sales activities of Global Telecommunications. In addition, the segment experienced, to a lesser extent, an increase in environmental waste system activities. Included in operating profit for 1999 was a $114 million pretax gain from the sale of L-3 common stock discussed above. Excluding this nonrecurring and unusual gain, the segment would have reported a slight operating loss in the first quarter of 1999. Global Telecommunications incurred a $24 million loss in the first quarter of 1999 primarily related to costs of start-up activities and venture expenses. This loss more than offset operating profits derived from energy-related activities, which were comparable to the prior year period. As more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited), the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed price contract with the U.S. Department of Energy (DOE) for the remediation of waste found in Pit 9. The Corporation has been unsuccessful to date in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DOE's direction, terminated the Pit 9 contract for default. At the same time, the Corporation filed a lawsuit seeking to overturn the default termination. Subsequently, the Corporation took actions to raise the status of its request for equitable adjustment to a formal claim. Also in 1998, the management contractor, again at the DOE's direction, filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. In January 1999, the U.S. District Court in Idaho granted the Corporation's motion and stayed the Idaho proceeding until resolution of the motion to dismiss the lawsuit in the U.S. Court of Federal Claims, or until August 2, 1999. The Corporation continues to assert its position in the litigation while continuing efforts to resolve the dispute through non-litigation means.

LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 1999, $153 million of cash was used for operating activities, compared to $223 million used during the first quarter of 1998.
This fluctuation resulted principally from a reduction in working capital requirements related to certain aircraft and space-related programs. Net cash provided by investing activities during the first quarter of 1999 was $51 million as compared to $46 million used during the first quarter of 1998. The 1999 amount includes the receipt of $182 million of proceeds from the sale of L-3 common stock mentioned previously. Net cash used for financing activities in the first quarter of 1999 was $140 million as compared to $269 million provided by financing activities during first quarter 1998. The variance between periods was primarily due to a $61 million decrease in the Corporation's total debt position, net of acquired debt, during the first quarter of 1999 versus an increase in total debt of $313 million during the first quarter of 1998.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


  Commercial paper borrowings outstanding at March 31, 1999 were approximately $1.5 billion. Based upon management's ability and intention to maintain this level of debt outstanding for at least one year, $300 million of this balance has been classified as long-term debt on the condensed consolidated balance sheet. Management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation will reduce the amount of its short-term revolving credit facility from $2.5 billion to $1.0 billion prior to its May 28, 1999 maturity. At March 31, 1999 and December 31, 1998, total debt including short-term borrowings accounted for approximately 64 percent of the Corporation's total capitalization. During the first quarter of 1999, total stockholders' equity decreased by $84 million due to the first quarter net loss of $87 million and the payment of $87 million in dividends, partially offset by $49 million of other comprehensive income and $41 million of employee stock option and ESOP activity.

  In January 1999, the Corporation filed a shelf registration with the Securities and Exchange Commission to provide for the issuance of up to $2.5 billion in debt securities. The registration statement was declared effective in the first quarter of 1999. The Corporation ultimately expects to finance the COMSAT Tender Offer through its disposition of various investment holdings; however, it is likely that the Tender Offer will initially be financed through the issuance of debt obligations, as market conditions and limitations on the Corporation's ability to dispose of such investments makes disposition prior to completion of the Tender Offer unlikely. As a result of the proposed COMSAT transaction, the Corporation's senior long-term debt rating was placed under review by Moody's Investors' Service Inc. (Moody's). In March 1999, Moody's downgraded this debt rating from A3 to Baa1. However, the Corporation's debt ratings from other rating agencies remained unchanged.

  The Corporation actively seeks to finance its business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. The Corporation's management continually reviews the changing financial, market and economic conditions to manage the types, amounts and maturities of the Corporation's indebtedness. Periodically, the Corporation may refinance existing indebtedness, vary its mix of variable rate and fixed rate debt, or seek alternative financing sources for its cash and operational needs.

  Cash and cash equivalents including temporary investments, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements and discretionary investment needs during the next twelve months. Consistent with the Corporation's desire to generate cash to invest in its core businesses and reduce debt, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation may continue to divest certain non-core businesses, passive equity investments and surplus properties.

YEAR 2000 ISSUES

  Like most companies, Lockheed Martin is affected by Year 2000 issues. Accordingly, all of the Corporation's business units are actively involved in its Year 2000 Compliance Program (the Program). The Program has been designed to minimize risk to the Corporation's business units and its customers using a standard six-phase industry approach. The six phases include: Awareness, Assessment, Renovation, Validation, Implementation and Post-Implementation. In the Awareness phase, the problem is defined, risks and magnitude of repairs are communicated, and executive level support and sponsorship is obtained. During the Assessment phase, an

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


inventory of assets that could be impacted by Year 2000 compliance issues is prepared which includes internal information technology (IT) systems (e.g. hardware, program applications, data centers), external IT systems (e.g. customer products and deliverables, interfaces with third parties) and non-IT systems (e.g. facilities, non-IT equipment).

  In the Renovation phase, a plan for remediation is developed for each system or product based on its critical nature and risk. Renovation is considered complete when these plans have been implemented and the actual conversion of the hardware, firmware or software has occurred. Renovation of customer products and deliverables, where requested and funded by the customer, is also a part of this phase. The Validation phase involves testing of all renovated systems to ensure that they will operate correctly across and during the Year 2000. During the Implementation phase, renovated and validated systems are placed into live production environments. The Post-Implementation phase occurs in the Year 2000. This phase will entail monitoring of systems to ensure Year 2000 compliance and implementing business continuity and contingency plans as considered necessary.

  Lockheed Martin's Program was designed to achieve the Corporation's overall goal of Year 2000 readiness in advance of the century change. The Corporation views Year 2000 awareness as a continuous phase of the Program that has resulted in distribution of news letters, development of internal and external web sites and an internal Year 2000 Awareness Week. During 1998, the Assessment phase was completed. As of March 31, 1999, the Renovation phase was completed, and the Validation and Implementation phases were both approximately 94 percent complete. The remainder of 1999 will be used to complete the remaining phases of the Program, as appropriate, which will include addressing late availability of vendor or government furnished equipment, monitoring the status of Year 2000 compliance of vendors and customers (related to both products and readiness), completing planned replacement of systems, and developing contingency and crisis management plans as deemed necessary. Management expects that both the Validation and Implementation phases will be completed in the second quarter of 1999, with few exceptions that include planned new and contingency implementations.

  Business continuity planning is required to ensure a smooth transition into the Year 2000. The purpose is to identify and mitigate risks that may disrupt the Corporation's operations or its ability to meet commitments. Each business unit has identified its critical first quarter Year 2000 operations to focus on business continuity planning. Lockheed Martin has developed guidelines for when contingency plans are required and a standard template for use in documenting such plans. For example, contingency plans are required for any work that is scheduled to be completed after mid-1999, where there is significant risk of domestic or foreign supplier chain disruption, or for a new system implementation where schedule or technical issues are assessed to be significantly at risk, in which case renovation of legacy systems has been or will be performed. Additionally, while management believes that most of the Corporation's non-IT systems will function without substantial compliance problems, preparation for events that are generally outside the direct control of the Corporation (e.g. loss of power or telecommunication capabilities) have been included as part of crisis management planning. The Corporation's plans include coordination with existing emergency or crisis management teams within our facilities to ensure that scenarios are utilized in training and drills during 1999. Business continuity teams are being identified, and command centers, call-out procedures and emergency procedures are being established. Additionally, Lockheed Martin has established a moratorium period regarding any changes to its IT systems and environments from November 30, 1999 through January 15, 2000,

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


the purpose of which is to manage these compliant systems and environments and to mitigate risk associated with major changes or implementations prior to the Year 2000.

  Management currently estimates that total costs of the Program will be approximately $80 million, roughly 70 percent of which had been expended through March 31, 1999. These costs have not been material to the Corporation's consolidated results of operations, cash flows or financial position for any prior period and, based on information available at this time, are not expected to be material in any future period. The remaining costs are expected to be directed primarily toward validation testing and implementation activities. These estimates include internal costs as well as costs for outside consulting services, but do not include estimated costs for system replacements which were not accelerated due to Year 2000 issues. No significant IT projects have been deferred due to Year 2000 efforts. The costs incurred for the Program are allowable in establishing prices for the Corporation's products and services under contracts with the U.S. Government. Therefore, a substantial portion of these costs are being reflected in the Corporation's sales and cost of sales.

  The costs to implement and the time frame contemplated by the Program are based on management's estimates, which were derived utilizing numerous assumptions related to future events, including each vendor's ability to modify proprietary software, the ability of other third parties (including domestic and foreign customers and suppliers) to successfully address their Year 2000 issues, unanticipated issues identified in executing the Program and other similar uncertainties. While the Corporation expects to resolve all Year 2000 risks without a material adverse impact to its consolidated results of operations, cash flows or financial position, there can be no guarantee that these estimates of costs or timing, or that the objectives of the Program, will be achieved. To mitigate these risks, the Corporation has formal measurement and reporting processes in place. For example, internal auditors meet weekly with Program personnel to review the current status of the Program and related issues, and Program reviews are conducted monthly with each of the Corporation's segments and quarterly at the business unit level. In addition, updates are presented periodically to executive management, the Board of Directors and the Audit and Ethics Committee. The Corporation has obtained additional assurance through the use of internal independent test environments, third party verification of randomly selected renovated and validated applications, and internal audits designed to ensure Year 2000 readiness. Program assessments have been conducted by customers and the Defense Contract Audit Agency throughout the Program. With respect to third parties, the Corporation is aware that a number of its domestic and foreign suppliers and customers have just recently begun to aggressively address their Year 2000 issues and, therefore, believes there is risk associated with their achieving timely Year 2000 compliance. To mitigate this risk, formal communication with all of the Corporation's key suppliers and customers (including banks and U.S. Government customers) has been initiated as part of the Program. In response to this communication, the Corporation has received differing levels of information from these third parties to assist in the assessment of their Year 2000 readiness; however, in most cases, the Corporation is unable to verify the accuracy of their responses. Based on information available at this time, management believes that Program activities to date are consistent with the Program's design.

  The Corporation is aware that a "reasonably likely worst case" scenario of Year 2000 risks could include isolated interruption of deliveries from critical domestic and foreign suppliers, the inability of critical domestic and foreign customers to conduct business due to disruption of their operations, product liability issues, isolated performance problems with manufacturing or administrative systems, and late availability of embedded vendor products for which

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


responsibility for Year 2000 compliance rests with the respective vendor. The consequences of these issues may include increases in manufacturing and general and administrative expenses until the issues are resolved, lost revenues, lower or delayed cash receipts, and product liability. The Corporation cannot currently quantify the potential effect of these issues on its consolidated results of operations, cash flows or financial position, should some or a combination of these events come to pass. However, based on information available at this time, management believes that activities of the Program designed to mitigate these types of issues are consistent with the Program's design.

SUBSEQUENT EVENTS

  On April 30, 1999, a Titan IV launch vehicle built by the Corporation, carrying a military communications satellite, failed to place its payload in the proper orbit. The financial effect of this unsuccessful mission is estimated to be approximately $40 million. This estimate reflects changes in estimates associated with program cost and revenue assumptions. The Corporation has not completed its evaluation of any other impacts that may result. Also, on April 27, 1999, an Athena launch vehicle built by the Corporation failed to place a commercial imaging satellite in its proper orbit. The satellite was to be operated by and was insured by Space Imaging, LLC, a joint venture in which Lockheed Martin holds an approximate 46% investment. A second satellite is under construction and is expected to be launched before the end of 1999. The effects of this launch failure on Space Imaging's business and financing plans are currently under review by the venture partners.

  In connection with these launch anomalies, and to ensure future mission success, the Corporation has formed an independent assessment panel, composed of external specialists and internal Lockheed Martin personnel, to conduct a comprehensive review of its program management, engineering and manufacturing processes, and quality control procedures at Astronautics, Missiles & Space and Michoud Space Systems. In addition, in connection with Titan IV, the Corporation is working with the U.S. Air Force which is conducting a special review of the failed launches. The Titan IV program launch schedule and costs may be impacted by the results of these reviews.

  In May 1999, Astrolink International LLC (Astrolink), a strategic venture initiated by the Corporation, announced that it had received commitments for $900 million in equity capital from its founding partners, Global Telecommunications, Telespazio S.p.A, a company of the Telecom Italia Group, and TRW Inc. Global Telecommunications' portion of the total equity contribution is $400 million, and its investment in Astrolink will be accounted for under the equity method of accounting.

OTHER MATTERS

  As more fully described in Management's Discussion and Analysis in Lockheed Martin's 1998 Annual Report on Form 10-K, the Corporation is involved in two joint ventures with Russian government-owned space firms. The operations of these joint ventures include marketing Proton launch services, which are subject to a U.S.-imposed quota on the number of Russian launches of U.S. built satellites into certain orbits. The majority of customer advances received for Proton launch vehicle services is forwarded to a launch vehicle manufacturer in Russia. Significant portions of these advances would be required to be refunded to customers if launch services were not provided within the contracted time frame. At March 31, 1999, approximately

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


$985 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred (approximately $410 million of this amount is related to launches in excess of the quota), and approximately $770 million of payments to the Russian manufacturer for launches not yet provided was included in inventories (approximately $300 million of this amount is related to launches in excess of the quota). Through March 31, 1999, launch services provided through these joint ventures have been in accordance with contract terms. With respect to the quota, the Corporation's ability to achieve certain of its business objectives related to launch services, satellite manufacture and telecommunications market penetration could be impaired if the limit on the number of launches imposed by the quota is not raised or eliminated. Management is continuing to work toward achieving a favorable resolution to raise or eliminate the limitation on the number of Russian launches.

FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. Our operations are necessarily subject to various risks and uncertainties and, therefore, actual outcomes are dependent upon many factors, including, without limitation, our successful performance of internal plans; the successful resolution of our Year 2000 issues; government customers' budgetary constraints; customer changes in short-range and long-range plans; domestic and international competition in the defense, space and commercial areas; product performance; continued development and acceptance of new products; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 19 through 21 and pages 21 through 23, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 25 of the 1998 Annual Report, and "Note 1 -- Summary of Significant Accounting Policies,"

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                  (continued)


"Note 2 -- Transaction Agreement with COMSAT Corporation" and "Note 16 -- Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 32 through 34, page 34 and pages 42 through 43, respectively, of the Audited Consolidated Financial Statements included in the 1998 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 23 of this Form 10-Q, and "Note 2 -- Transaction Agreement with COMSAT Corporation," "Note 5 -- Contingencies" and "Note 7 -- Other" of the Notes to Condensed Consolidated Financial Statements (Unaudited) on pages 6 through 7, pages 9 through 11 and pages 12 through 13, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          Lockheed Martin Corporation
                           Part II--Other Information


Item 1. Legal Proceedings

  The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, both as specifically described below, in the Corporation's 1998 Annual Report on Form 10-K, or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's results of operations or financial position.

  The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. For the U.S. Government investigations noted below and previously reported, it is too early for the Corporation to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial condition.

  The following describes new matters or developments of previously reported matters that have occurred since filing of the Corporation's 1998 Annual Report on Form 10-K. See the "Legal Proceedings" section of the Corporation's 1998 Annual Report on Form 10-K for a description of previously reported matters.
     .
  On March 15, 1999, Lockheed Martin Fairchild Corporation, one of the Corporation's subsidiaries, was served with a grand jury subpoena issued by the United States District Court for the Southern District of New York. The subpoena seeks documents related to quality assurance requirements for the production of a radar warning receiver by Loral Electronic Defense Systems. The Corporation acquired Loral Electronic Defense Systems in April 1996. The Corporation is cooperating with the government's investigation of this matter.

  For the past few years, the Corporation has been in litigation with residents in the Redlands and Burbank areas regarding allegations of personal injury, property damage, and other tort claims arising from the Corporation's alleged contribution to the contamination. On April 22, 1999, the San Bernardino Superior Court in California issued a procedural order in one of these cases, certifying a medical monitoring class as well as a punitive damages class. No ruling has been made on the merits nor has a merits hearing been scheduled in any of these cases. The Corporation believes that the allegations are without merit and will defend these cases.


Item 4.  Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders on April 22, 1999, the stockholders of Lockheed Martin Corporation:

                          Lockheed Martin Corporation
                    Part II--Other Information (continued)


 . Elected the following individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2000 and until their successors have been duly elected and qualified:

                            Votes Cast For   Votes Withheld
                           ----------------  ---------------

  Norman R. Augustine           345,946,557        6,789,194
  Marcus C. Bennett             346,310,518        6,425,233
  Lynne V. Cheney               346,691,274        6,044,477
  Vance D. Coffman              345,507,573        7,228,178
  Houston I. Flournoy           346,407,279        6,328,472
  James F. Gibbons              346,672,775        6,062,976
  Edward E. Hood, Jr.           346,689,863        6,045,888
  Caleb B. Hurtt                346,660,642        6,075,109
  Gwendolyn S. King             346,620,116        6,115,635
  Eugene F. Murphy              346,713,505        6,022,246
  Frank Savage                  346,872,478        5,863,273
  Peter B. Teets                345,968,379        6,767,372
  Carlisle A. H. Trost          346,734,110        6,001,641
  James R. Ukropina             346,823,298        5,912,453
  Douglas C. Yearley            346,791,031        5,944,720

                          Lockheed Martin Corporation
                    Part II--Other Information (continued)


 . Ratified the appointment of Ernst & Young LLP, independent auditors, to audit the consolidated financial statements of the Corporation as of and for the fiscal year ending December 31, 1999. There were 349,257,805 votes for the appointment, 1,969,883 votes against the appointment, and 1,508,063 abstentions.

 . Ratified a proposal to adopt the Lockheed Martin Directors Equity Plan (the
  Equity Plan), the purpose of which is to attract, motivate and retain experienced and knowledgeable directors of the Corporation and to further align their economic interests with the interests of stockholders generally. The Equity Plan is one component to a new compensation program for directors. There were 249,865,810 votes for the proposal, 99,449,495 votes against the proposal, and 3,420,446 abstentions.

 . Rejected a stockholder proposal which recommended that the Board of Directors take necessary actions to ensure that future outside directors not serve for more than six years. There were 17,700,276 votes for the proposal, 299,694,019 votes against the proposal, 3,612,334 abstentions and 31,729,122 non-votes.

 . Rejected a stockholder proposal which recommended that the Board of Directors establish a committee to research and develop criteria for the bidding, acceptance and implementation of military contracts, and to report the results of its study to shareholders at the 2000 Annual Meeting of Stockholders. There were 12,922,780 votes for the proposal, 292,299,805 votes against the proposal, 15,784,044 abstentions and 31,729,122 non-votes.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      1.  Exhibit 12.  Lockheed Martin Corporation Computation of Ratio of
                       Earnings to Fixed Charges for the three months ended March 31, 1999.

      2.  Exhibit 27.  Financial Data Schedule for the three months ended March
                       31, 1999.

(b)   Reports on Form 8-K filed in the first quarter of 1999.

      1.  Current report on Form 8-K filed on January 19, 1999.

          Item 5.  Other Events

                   The Corporation filed information concerning the filing of a purported class action lawsuit on January 14, 1999, by Mohammad Yousefi and David Kane, on behalf of themselves and on behalf of purchasers of Lockheed Martin Corporation (the Corporation) Common Stock between August 13, 1998 and December 23, 1998, against the Corporation and six of its officers and directors alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

                          Lockheed Martin Corporation
                    Part II--Other Information (continued)


      2.  Current report on Form 8-K filed on January 28, 1999.

          Item 5.  Other Events

                   The Corporation filed information contained in its press release dated January 28, 1999 concerning its results of operations for the year ended December 31, 1998.

          Item 7.  Financial Statements and Exhibits

                   Lockheed Martin Corporation Press Release dated January 28, 1999.

      3.  Current report on Form 8-K filed on February 10, 1999.

          Item 5.  Other Events

                   The Corporation filed information concerning the extension of a tender offer to purchase up to 49% of COMSAT's issued and outstanding shares of common stock. In addition, the registrant filed information concerning the fact that, on January 21, 1999, the Chairman of the House Committee on Commerce and the Chairman of the Senate Subcommittee on Communications sent a joint letter to the Federal Communications Commission (FCC) urging the FCC not to take any action to permit any company to purchase more than 10 percent of COMSAT prior to Congress adopting satellite industry reform legislation.

          Item 7.  Financial Statements and Exhibits

                   Text of a letter from Representative Tom Bliley and Senator Conrad Burns to William E. Kennard, Chairman of the FCC, and accompanying News Release issued by Representative Tom Bliley and Senator Conrad Burns dated January 22, 1999.

      4.  Current report on Form 8-K filed on February 16, 1999.

          Item 5.  Other Events

                   The Corporation, on behalf of a predecessor company, Lockheed Aircraft Corporation, filed information concerning a proposal to amend Corporate Policy Statement No. CPS-704 pertaining to international consultants.

          Item 7.  Financial Statements and Exhibits

                   Lockheed Martin Corporation Corporate Policy Statement No. CPS-704 (International Consultants), as amended.

      (c) Reports on Form 8-K filed subsequent to the first quarter of 1999.

          1.  Current report on Form 8-K filed on April 21, 1999.

                          Lockheed Martin Corporation
                    Part II--Other Information (continued)


          Item 5.  Other Events

                   The Corporation filed information contained in its press release dated April 20, 1999 concerning its results of operations for the quarter ended March 31, 1999.

          Item 7.  Financial Statements and Exhibits

                   Lockheed Martin Corporation Press Release dated April 20,
                   1999.

                          LOCKHEED MARTIN CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LOCKHEED MARTIN CORPORATION
                                     ---------------------------
                                             (Registrant)


Date:  May 17, 1999                  by: /s/Todd J. Kallman
       ------------                      ---------------------
                                          Todd J. Kallman
                                          Vice President and Controller
                                          (Chief Accounting Officer)