Form 10-Q
period 1999-06-30
LOCKHEED MARTIN CORP
filed 1999-08-09
CIK 936468

                                                               Preliminary Draft
                                                                  8/4/99 1:52 PM

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    June 30, 1999           COMMISSION FILE NUMBER    1-11437
                   -------------------                               -----------

                          LOCKHEED MARTIN CORPORATION
                          ---------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           MARYLAND                                         52-1893632
-------------------------------                       ----------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                             20817
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (301) 897-6000
                                                     --------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           YES       X           NO
                                               -------------        ------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



         CLASS                               OUTSTANDING AS OF July 31, 1999
--------------------------                   -------------------------------
COMMON STOCK, $1 PAR VALUE                              395,156,608

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999
                                 ____________

                                     INDEX


                                                                        Page No.
                                                                        --------

Part I.  Financial Information

  Item 1.  Financial Statements

   Unaudited Condensed Consolidated Statement of Operations -
    Three Months and Six Months Ended June 30, 1999 and 1998 ................ 3

   Unaudited Condensed Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1999 and 1998 ................................ 4

   Unaudited Condensed Consolidated Balance Sheet -
     June 30, 1999 and December 31, 1998 .................................... 5

   Notes to Unaudited Condensed Consolidated Financial Statements ........... 6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................ 16

Part II.  Other Information

  Item 1.  Legal Proceedings ............................................... 27

  Item 4.  Submission of Matters to a Vote of Security Holders ............. 28

  Item 6.  Exhibits and Reports on Form 8-K ................................ 28

Signatures ................................................................. 31

Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27  Financial Data Schedule

           Unaudited Condensed Consolidated Statement of Operations
                          Lockheed Martin Corporation


                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        1999             1998              1999             1998
                                                       ------           ------            -------          -------
                                                                  (In millions, except per share data)

Net sales                                              $6,203           $6,520            $12,391          $12,737
Cost of sales                                           6,072            5,882             11,773           11,481
                                                       ------           ------            -------          -------

Earnings from operations                                  131              638                618            1,256
Other income and expenses, net                              3               41                132               70
                                                       ------           ------            -------          -------

                                                          134              679                750            1,326
Interest expense                                          191              221                383              434
                                                       ------           ------            -------          -------

(Loss) earnings before income taxes and
  cumulative effect of change in accounting               (57)             458                367              892
Income tax (benefit) expense                              (16)             169                140              334
                                                       ------           ------            -------          -------

(Loss) earnings before cumulative effect of
  change in accounting                                    (41)             289                227              558
Cumulative effect of change in accounting                  --               --               (355)              --
                                                       ------           ------            -------          -------

Net (loss) earnings                                    $  (41)          $  289            $  (128)         $   558
                                                       ======           ======            =======          =======

(Loss) earnings per common share:
---------------------------------
Basic:
  Before cumulative effect of change in
   accounting                                          $ (.11)          $  .77            $   .59          $  1.49
  Cumulative effect of change in accounting                --               --               (.93)              --
                                                       ------           ------            -------          -------
                                                       $ (.11)          $  .77            $  (.34)         $  1.49
                                                       ======           ======            =======          =======

Diluted:
  Before cumulative effect of change in
   accounting                                          $ (.11)          $  .76            $   .59          $  1.47
  Cumulative effect of change in accounting                --               --               (.93)              --
                                                       ------           ------            -------          -------
                                                       $ (.11)          $  .76            $  (.34)         $  1.47
                                                       ======           ======            =======          =======

Cash dividends declared per common share               $  .22           $  .20            $   .44          $   .40
                                                       ======           ======            =======          =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

           Unaudited Condensed Consolidated Statement of Cash Flows
                          Lockheed Martin Corporation


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                     1999            1998
                                                                                     ----            ----
                                                                                        (In millions)
Operating Activities:
Earnings before cumulative effect of change in accounting                           $ 227         $   558
Adjustments to reconcile earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                                       463             494
  Changes in operating assets and liabilities                                        (866)         (1,132)
                                                                                    -----         -------

Net cash used for operating activities                                               (176)            (80)
                                                                                    -----         -------

Investing Activities:
Expenditures for property, plant and equipment                                       (276)           (307)
Sale of shares in L-3 Communications                                                  182              --
Other                                                                                   3              88
                                                                                    -----         -------

Net cash used for investing activities                                                (91)           (219)
                                                                                    -----         -------

Financing Activities:
Net increase in short-term borrowings                                                 861           1,104
Net repayments related to long-term debt                                             (723)           (651)
Issuances of common stock                                                              15              50
Common stock dividends                                                               (171)           (153)
Final settlement for redemption of preferred stock                                     --             (51)
                                                                                    -----         -------

Net cash (used for) provided by financing activities                                  (18)            299
                                                                                    -----         -------

Net decrease in cash and cash equivalents                                            (285)             --
Cash and cash equivalents at beginning of period                                      285              --
                                                                                    -----         -------

Cash and cash equivalents at end of period                                         $   --         $    --
                                                                                   ======         =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 Unaudited Condensed Consolidated Balance Sheet
                          Lockheed Martin Corporation

                                                                           June 30,         December 31,
                                                                             1999               1998
                                                                             ----               ----
                                                                                  (In millions)
Assets
Current assets:
 Cash and cash equivalents                                                 $    --            $   285
 Receivables                                                                 4,666              4,178
 Inventories                                                                 3,877              4,293
 Deferred income taxes                                                       1,108              1,109
 Other current assets                                                          721                746
                                                                           -------            -------
     Total current assets                                                   10,372             10,611

Property, plant and equipment                                                3,598              3,513
Intangible assets related to contracts and programs acquired                 1,339              1,418
Cost in excess of net assets acquired                                        9,394              9,521
Other assets                                                                 3,679              3,681
                                                                           -------            -------
                                                                           $28,382            $28,744
                                                                           =======            =======

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                          $ 1,096            $ 1,382
 Customer advances and amounts in excess of costs incurred                   4,263              4,012
 Salaries, benefits and payroll taxes                                          942                842
 Income taxes                                                                  374                553
 Short-term borrowings                                                         704              1,043
 Current maturities of long-term debt                                          346                886
 Other current liabilities                                                   1,348              1,549
                                                                           -------            -------
     Total current liabilities                                               9,073             10,267

Long-term debt                                                               9,984              8,957
Post-retirement benefit liabilities                                          1,872              1,903
Other liabilities                                                            1,482              1,480

Stockholders' equity:
 Common stock, $1 par value per share                                          393                393
 Additional paid-in capital                                                    146                 70
 Retained earnings                                                           5,565              5,864
 Accumulated other comprehensive income (loss)                                  33                 (8)
 Unearned ESOP shares                                                         (166)              (182)
                                                                           -------            -------
     Total stockholders' equity                                              5,971              6,137
                                                                           -------            -------
                                                                           $28,382            $28,744
                                                                           =======            =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

        Notes to Unaudited Condensed Consolidated Financial Statements
                          Lockheed Martin Corporation
                                 June 30, 1999

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission on March 22, 1999 in its 1998 Annual Report on Form 10-K (Form 10-K). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 1999 presentation.

     In October 1998, the Board of Directors of the Corporation authorized a two-for-one split of the Corporation's common stock in the form of a stock dividend. The stock split was effected on December 31, 1998 to stockholders of record at the close of business on December 1, 1998. In the accompanying unaudited condensed consolidated financial statements and Notes to Unaudited Condensed Consolidated Financial Statements, all references to shares of common stock and per share amounts for prior periods have been restated to reflect the stock split.

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

     The consummation of the Tender Offer is subject to, among other things, the approval of the Merger by the stockholders of COMSAT and certain regulatory approvals, including approval by the Federal Communications Commission (FCC) and antitrust clearance by the Department of Justice. The stockholders of COMSAT are expected to vote on the proposed Merger at COMSAT's annual meeting of stockholders, which has been rescheduled to be held on August 20, 1999. This meeting was rescheduled, with the concurrence of the Corporation, because of the proximity of the originally scheduled meeting date to June 9, 1999, the date on which the Corporation announced the completion of a financial review that resulted in a substantial reduction in its earnings and cash flow outlook for the rest of 1999 and the year 2000. Upon closing of the Tender Offer, the Corporation will account for its investment in COMSAT under the equity method of accounting. Consummation of the Merger is subject to, among other things, the enactment of legislation necessary to allow Lockheed Martin to acquire the remaining shares

                          Lockheed Martin Corporation

of COMSAT common stock and certain additional regulatory approvals. The Merger, upon consummation, will be accounted for under the purchase method of accounting. If the Tender Offer is consummated but the necessary legislation is not enacted and the additional regulatory approvals are not obtained, the Corporation will not be able to achieve all of its objectives with respect to the COMSAT transaction and will be unable to exercise control over COMSAT.

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

     On July 1, 1999, the Senate passed legislation which, among other things, eliminated the restrictions on the ownership of COMSAT common stock. It is expected that legislation will be introduced into the House of Representatives later this year. The Corporation does not know when or if Congress will adopt satellite reform legislation or whether any satellite reform legislation that is adopted will permit the completion of the Merger. If the FCC does not proceed with its review of Lockheed Martin's applications related to the Tender Offer, or if the FCC's review does not otherwise proceed on the schedule that Lockheed Martin and COMSAT anticipated, the Tender Offer may take longer than expected to be completed, and the Merger may not occur in 1999. Further, if the FCC delays its review pending Congressional action, the Tender Offer may not be completed by September 18, 1999. If this occurs, under the terms of the Merger Agreement, Lockheed Martin or COMSAT could terminate the Merger Agreement, or elect not to exercise this right and extend this date. If Congress enacts legislation that would reasonably be expected to have a Material Adverse Effect on COMSAT's business (as defined in the Merger Agreement), the Corporation, following consultation with COMSAT, would have the right to elect not to complete the Tender Offer. If the legislation enacted would reasonably be expected to have a Significant Adverse Effect on COMSAT's business (as defined in the Merger Agreement), the Corporation, following consultation with COMSAT, would have the right to elect not to complete the Merger.

NOTE 3 -- EARNINGS PER SHARE

     As previously disclosed, all share and per share amounts for prior periods have been restated to reflect the Corporation's December 1998 two-for-one stock split in the form of a stock dividend. Basic and diluted (loss) earnings per share were computed based on net (loss) earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic
(loss) earnings per share, and this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per share.

                          Lockheed Martin Corporation

The following table sets forth the computations of basic and diluted (loss) earnings per share:

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                  1999          1998          1999          1998
                                                                  ----          ----          ----          ----
                                                                     (In millions, except per share data)
Net (loss) earnings for basic and diluted computations:
-------------------------------------------------------

(Loss) earnings before cumulative effect of change in
 accounting                                                      $ (41)        $  289       $  227         $  558
Cumulative effect of change in accounting                            --            --         (355)            --
                                                                 ------        ------       ------         ------

Net (loss) earnings                                              $ (41)        $  289       $ (128)        $  558
                                                                 ======        ======       ======         ======

Average common shares outstanding:
----------------------------------

Average number of common shares outstanding for basic
 computations                                                    381.4          375.9        380.8          374.5
Effects of dilutive stock options based on the treasury
 stock method                                                       --/(a)/       5.1          2.5            5.2
                                                                 ------        ------       ------         ------

Average number of common shares outstanding for diluted
 computations                                                    381.4/(a)/     381.0        383.3          379.7
                                                                 ======        ======       ======         ======

(Loss) earnings per common share:
---------------------------------

Basic:
  Before cumulative effect of change in accounting               $(.11)        $  .77       $  .59         $ 1.49
  Cumulative effect of change in accounting                          --            --         (.93)            --
                                                                 ------        ------       ------         ------
                                                                 $(.11)        $  .77       $ (.34)        $ 1.49
                                                                 ======        ======       ======         ======

Diluted:
  Before cumulative effect of change in accounting               $(.11)        $  .76       $  .59         $ 1.47
  Cumulative effect of change in accounting                          --            --         (.93)            --
                                                                 ------        ------       ------         ------
                                                                 $(.11)        $  .76       $ (.34)        $ 1.47
                                                                 ======        ======       ======         ======

(a) In accordance with Statement of Financial Accounting Standards No. 128, the average number of common shares used in the calculation of diluted loss per share before cumulative effect of change in accounting have not been adjusted for the effects of stock options, as such shares would have an antidilutive effect.

                          Lockheed Martin Corporation

NOTE 4 -- INVENTORIES

                                                                       June 30,         December 31,
                                                                         1999               1998
                                                                         ----               ----
                                                                              (In millions)
Work in process, primarily related to long-term
 contracts and programs in progress                                     $ 5,562            $ 6,198
Less customer advances and progress payments                             (2,175)            (2,499)
                                                                        -------            -------
                                                                          3,387              3,699
Other inventories                                                           490                594
                                                                        -------            -------
                                                                        $ 3,877            $ 4,293
                                                                        =======            =======

     Included in inventories at June 30, 1999 and December 31, 1998 were amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $820 million and $840 million, respectively, for the manufacture of launch vehicles and related launch services.

NOTE 5 -- CONTINGENCIES

     The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation's consolidated results of operations or financial position. These matters include the following items:

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

                          Lockheed Martin Corporation

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

     On June 1, 1998, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same

                          Lockheed Martin Corporation

date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. In addition, on July 21, 1998, the Corporation withdrew the REA previously submitted to the DOE and replaced it with a certified REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. District Court in Boise, Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The Corporation intends to resist this action while continuing to pursue its certified REA. On January 26, 1999, the U.S. District Court in Idaho granted the Corporation's motion and stayed the Idaho proceeding until resolution of the motion to dismiss the lawsuit in the U.S. Court of Federal Claims, or until August 2, 1999. A status conference was held in the U.S. District Court in Idaho on August 2, 1999. The Corporation is awaiting the court's ruling. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.

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

                          Lockheed Martin Corporation

                                                        Three Months Ended            Six Months Ended
                                                               June 30,                    June 30,
                                                         1999           1998         1999           1998
                                                        ------         ------       -------        -------
                                                                       (In millions)
Selected Financial Data by Business Segment
Net Sales
---------
  Space & Strategic Missiles                            $1,484         $2,005       $ 3,110        $ 3,912
  Electronics                                            1,816          1,770         3,566          3,468
  Aeronautics                                            1,464          1,381         3,000          2,732
  Information & Services                                 1,367          1,282         2,568          2,494
  Corporate and Other                                       72             82           147            131
                                                        ------         ------       -------        -------
                                                        $6,203         $6,520       $12,391        $12,737
                                                        ======         ======       =======        =======

Operating Profit (Loss)
-----------------------
  Space & Strategic Missiles                            $   15         $  234       $   140        $   501
  Electronics                                              181            182           333            323
  Aeronautics                                             (117)           152            52            303
  Information & Services                                    59             71           120            126
  Corporate and Other                                       (4)            40           105             73
                                                        ------         ------       -------        -------
                                                        $  134         $  679       $   750        $ 1,326
                                                        ======         ======       =======        =======

Intersegment Revenue/(a)/
-----------------------
  Space & Strategic Missiles                            $   20         $   10       $    40        $    26
  Electronics                                               97            114           190            224
  Aeronautics                                               25             22            50             38
  Information & Services                                   167            133           372            294
  Corporate and Other                                       14             11            25             23
                                                        ------         ------       -------        -------
                                                        $  323         $  290       $   677        $   605
                                                        ======         ======       =======        =======

(a) Intercompany transactions between segments are eliminated in consolidation, and excluded from the net sales and operating profit amounts presented above.

NOTE 7 -- OTHER

     In June 1999, the Corporation recorded negative adjustments in the Aeronautics segment totaling approximately $210 million which resulted from changes in estimates on the C-130J airlift aircraft program due to cost growth and a reduction in production rates, based on a current evaluation of the program's performance. These adjustments, net of state income tax benefits, negatively impacted (loss) earnings before income taxes and cumulative effect of change in accounting by $197 million, and increased the net loss by $128 million, or $.33 per diluted share. Also in June 1999, the Corporation recorded negative adjustments in the Space & Strategic Missiles segment totaling approximately $90 million related to the Titan IV program which included the effects of changes in estimates for award and incentive fees resulting from the Titan IV launch failure on April 30, 1999, as well as a more conservative assessment of future program performance. These adjustments, net of state income tax benefits, negatively impacted (loss) earnings before income taxes and cumulative effect of change in accounting by $84 million, and increased the net loss by $54 million, or $.14 per diluted share.

                          Lockheed Martin Corporation

     In February 1999, the Corporation sold 4.5 million of its shares in L-3 Communications (L-3) as part of a secondary public offering by L-3. This transaction resulted in a reduction in the Corporation's ownership to approximately seven percent and the recognition of a pretax gain of $114 million which is reflected in other income and expenses for the six months ended June 30, 1999. The gain favorably impacted the net loss by $74 million, or $.19 per diluted share. After the transaction was consummated, the Corporation began accounting for its remaining investment in L-3 as an available-for-sale investment, as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, as of June 30, 1999, the investment in L-3 was adjusted to reflect its current market value, and an unrealized gain of $45 million, which is net of income taxes, was included in stockholders' equity as a component of accumulated other comprehensive income.

     The components of comprehensive loss for the three months and six months ended June 30, 1999 consisted of the following:

                                                            Three Months Ended    Six Months Ended
                                                                 June 30,              June 30,
                                                                   1999                  1999
                                                                  ------                ------
                                                                        (In millions)
Net loss                                                         $ (41)                 $(128)

Net foreign currency translation adjustments                       (11)                    (4)
Net unrealized gain                                                  3                     45
                                                                 -----                  -----
Other comprehensive (loss) income                                   (8)                    41
                                                                 -----                  -----

Comprehensive loss                                               $ (49)                 $ (87)
                                                                 =====                  =====

     Comprehensive income was $289 million for the three months ended June
30, 1998 and $558 million for the six months ended June 30, 1998, equal to net earnings for the respective periods, as the components of other comprehensive income were not material, individually or in the aggregate, in those periods.

     In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. As of June 30, 1999, CalComp had, among other actions, consummated sales of substantially all of its assets, and had terminated substantially all of its work force. The financial impacts of these actions were within the parameters established by the Corporation's plans and estimates. Management expects the shutdown process will be substantially completed by the end of 1999 and believes that the remaining amount recorded is adequate to complete the plan.

     Commercial paper borrowings of approximately $2.2 billion were outstanding at June 30, 1999. Of this amount, $1.5 billion has been classified as long-term debt in the Corporation's Unaudited Condensed Consolidated Balance Sheet based on management's ability and intention to maintain this level of debt outstanding for at least one year. Commercial paper borrowings are supported by a short-term revolving credit facility in the amount of $1.0 billion which expires on

                          Lockheed Martin Corporation

May 27, 2000, and a long-term revolving credit facility in the amount of $3.5 billion which expires on December 20, 2001.

     The Corporation's total interest payments were $383 million and $442 million for the six months ended June 30, 1999 and 1998, respectively.

     The Corporation's federal and foreign income tax payments, net of refunds received, were $227 million and $150 million for the six months ended June 30, 1999 and 1998, respectively.

     New accounting pronouncements adopted -- Effective January 1, 1999, the Corporation adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 provides authoritative guidance on accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which negatively impacted net
(loss) earnings for the six months ended June 30, 1999 by $355 million, or $.93 per diluted share. The cumulative effect adjustment was recorded net of income tax benefits of $227 million, and was primarily composed of approximately $560 million of costs which were included in inventories as of December 31, 1998.

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

     New accounting pronouncements to be adopted -- In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides authoritative guidance on accounting and financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation, as further defined in the Statement. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000; however, early adoption is allowed, and initial application must be as of the beginning of a

                          Lockheed Martin Corporation

fiscal quarter. Additionally, SFAS No. 133 cannot be applied retroactively to prior periods. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Corporation is continuing its process of analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position, but has not yet reached any conclusions.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                          Lockheed Martin Corporation
                                 June 30, 1999

TRANSACTION AGREEMENT WITH COMSAT CORPORATION

     In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an agreement (the Merger Agreement) to combine the companies in a two-phase transaction (the Merger). In connection with the first phase, the Corporation commenced a cash tender offer (the Tender Offer) to purchase up to 49 percent, subject to certain adjustments, of the outstanding shares of common stock of COMSAT. Under the Merger Agreement, the Tender Offer will be extended for periods of up to 60 days until the earlier of
(i) September 18, 1999, or (ii) satisfaction of certain conditions to closing. The consummation of the Tender Offer is subject to, among other things, the approval of the Merger by the stockholders of COMSAT and certain regulatory approvals, including approval by the Federal Communications Commission (FCC) and antitrust clearance by the Department of Justice. The stockholders of COMSAT are expected to vote on the proposed Merger at COMSAT's annual meeting of stockholders, which was rescheduled to be held on August 20, 1999. The second phase of the transaction will be accomplished by an exchange of one share of Lockheed Martin common stock for each share of COMSAT common stock. Consummation of the Merger is subject to, among other things, the enactment of legislation necessary to allow Lockheed Martin to acquire the remaining shares of COMSAT common stock and certain additional regulatory approvals.

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

     On July 1, 1999, the Senate passed legislation which, among other things, eliminated the restrictions on the ownership of COMSAT common stock. It is expected that legislation will be introduced into the House of Representatives later this year. The Corporation does not know when or if Congress will adopt satellite reform legislation or whether any satellite reform legislation that is adopted will permit the completion of the Merger. If the FCC does not proceed with its review of Lockheed Martin's applications related to the Tender Offer, or if the FCC's review does not otherwise proceed on the schedule that Lockheed Martin and COMSAT anticipated, the Tender Offer may take longer than expected to be completed, and the Merger may not occur in 1999. Further, if the FCC delays its review pending Congressional action, the Tender Offer may not be completed by September 18, 1999. If this occurs, under the terms of the Merger Agreement, Lockheed Martin or COMSAT could terminate the Merger Agreement, or elect not to exercise this right and extend this date. If Congress enacts legislation that would reasonably be expected to have a Material Adverse Effect on COMSAT's business (as defined in the Merger Agreement), the Corporation, following consultation with COMSAT, would have the right to elect not to complete the Tender Offer. If the legislation enacted would reasonably be expected to have a Significant Adverse Effect on COMSAT's business (as defined in the Merger Agreement), the Corporation, following consultation with COMSAT, would have the right to elect not to complete the Merger.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

GLOBAL TELECOMMUNICATIONS SUBSIDIARY

     Effective January 1, 1999, investments in several existing joint ventures and certain elements of the Corporation were combined with Lockheed Martin Global Telecommunications, Inc. (Global Telecommunications), a wholly-owned subsidiary of the Corporation focused on capturing a greater portion of the worldwide telecommunications services market. The Corporation intends to combine the operations of Global Telecommunications and COMSAT upon consummation of the Merger. Given the substantial investment necessary for the growth of the global telecommunications services business, support from strategic partners for Global Telecommunications may be sought and public debt or equity markets may be accessed to raise capital, although the Corporation cannot predict the outcome of these efforts.

RESULTS OF OPERATIONS

     The Corporation's operating cycle is long-term and involves various types of production contracts and varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context. In the following discussion, all references to shares of common stock and per share amounts for prior periods have been restated to reflect the stock split which was effected on December 31, 1998.

     Consolidated net sales for the second quarter of 1999 were $6.2 billion, a five percent decrease from the $6.5 billion recorded for the comparable period in 1998. Consolidated net sales for the six months ended June 30, 1999 were $12.4 billion, a three percent decrease from the $12.7 billion reported for the same period in 1998. A decrease in net sales in the Space & Strategic Missiles segment in both periods more than offset increases in the remaining significant business segments. The Corporation's operating profit (earnings before interest and taxes) for the second quarter of 1999 was $134 million versus $679 million for the comparable 1998 period. The Corporation's operating profit for the six months ended June 30, 1999 was $750 million, a significant decrease from the $1.3 billion reported for the comparable 1998 period. As discussed more fully below, during the second quarter of 1999, the Corporation recorded negative adjustments resulting from changes in estimates on the C-130J and Titan IV programs.

     The Corporation recorded a net loss for the second quarter of 1999 of $41 million, or $.11 per diluted share, a significant decrease from reported second quarter 1998 net earnings of $289 million, or $.76 per diluted share. The Corporation's net loss for the six months ended June 30, 1999 was $128 million, or $.34 per diluted share, as compared to reported net earnings of $558 million, or $1.47 per diluted share for the six months ended June 30, 1998. During the first quarter of 1999, the Corporation recorded a pretax gain of $114 million resulting from the sale of 4.5 million shares of stock in L-3 Communications Corporation (L-3) in a secondary offering of L-3's common stock which favorably impacted the net loss by $74 million, or $.19 per diluted share. In addition, the Corporation adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999, which resulted in the recognition of a cumulative effect adjustment which negatively impacted net
(loss) earnings for the six months ended June 30, 1999 by $355 million, or $.93 per diluted share. Excluding the effects of these nonrecurring and unusual items, net earnings for six months ended June 30, 1999 would have been $153 million, or $.40 per diluted share.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

     The Corporation's backlog of undelivered orders was approximately $45.0 billion at June 30, 1999, versus $45.3 billion reported at December 31, 1998. The Corporation received orders for approximately $12 billion in new and follow-on business during the first six months of 1999 which were offset by sales recorded during the period. Significant new orders received during 1999 principally related to various aircraft modification and maintenance, systems integration, postal systems and surface ship systems activities.

     The following discussion of the results of operations of the Corporation's business segments is based on information in "Note 6 -- Information on Business Segments" of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, including the financial data in the tables under the headings "Net Sales" and "Operating Profit (Loss)."

     The Space & Strategic Missiles and Aeronautics segments generally include programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the significant number of smaller programs in the Electronics and Information & Services segments, the impacts of performance by individual programs typically are not as material to these segments' results of operations.

     Net sales of the Space & Strategic Missiles segment decreased by 26 percent and 21 percent for the quarter and six months ended June 30, 1999, respectively, as compared to the same 1998 periods. During the second quarter of 1999, the segment recorded negative adjustments related to the Titan IV program which included the effects of changes in estimates for award and incentive fees resulting from the Titan IV launch failure on April 30, 1999, as well as a more conservative assessment of future program performance. These adjustments negatively impacted net sales by approximately $90 million. In addition, the segment experienced sales volume decreases in military satellite programs of approximately $60 million. Of the remaining decrease, a majority resulted equally from volume decreases in classified activities, and from reductions in manned space, launch vehicle and other activities. The year-to-date net sales decrease resulted from the Titan IV adjustments referred to above and military satellite program volume decreases of approximately $90 million. In addition, the segment was negatively impacted by reductions in commercial and civil satellite activities and reduced volume of fleet ballistic missile activities of approximately $140 million. As was the case in the second quarter of 1999, the remaining decrease in the first six months of 1999 compared to the same period in 1998 resulted equally from volume decreases in classified activities, and from reductions in manned space, launch vehicle and other activities. Operating profit decreased significantly for both the quarter and six months ended June 30, 1999 as compared to the respective 1998 periods. The impact of the Titan IV adjustments discussed above reduced operating profit for the quarter by approximately $90 million. In addition, operating profit for the quarter was adversely impacted by approximately $20 million related to an assessment of performance on a military satellite program as well as by a $20 million write-down of the Corporation's investment in Iridium LLC. Volume decreases in classified activities and the expensing of start-up costs associated with launch vehicle investments accounted for roughly half of the remaining variance. The year-to-date decrease in operating profit includes the effects of the second quarter 1999 items related to Titan IV, military satellites and Iridium LLC discussed above, accounting for approximately $130 million of the decrease. In addition, during the first quarter of 1999, the segment incurred a $15 million penalty related to the Theater High Altitude Area Defense (THAAD) missile program for failure to intercept the target during a test firing. The segment also recorded a $20 million charge during the first quarter for further potential exposure related to this program. Approximately half of the remaining decrease was attributable in relatively equivalent proportions to a reduction in civil and commercial

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

satellite activities, reduced fleet ballistic missile activities, decreases in classified activities, and the expensing of start-up costs associated with launch vehicle investments.

     Net sales of the Electronics segment increased three percent for both the quarter and six months ended June 30, 1999 from the comparable 1998 periods. During the second quarter of 1999, the segment experienced net sales increases of approximately $40 million from surface ship system sales volume and $30 million from increased electronics systems activities in the United Kingdom. These increases were partially offset by reduced volume on a number of maturing production programs. For the first six months of 1999 as compared to 1998, the increase in net sales was attributable to approximately $100 million of greater volume from postal program activities and approximately $80 million from the segment's United Kingdom electronics systems activities. As was the case in the second quarter of 1999, these year-to-date increases were partially offset by reduced volume on a number of the segment's maturing production programs. Operating profit for the quarter ended June 30, 1999 was consistent with the amount reported for the comparable 1998 period. Operating profit for the six months ended June 30, 1999 increased by three percent as compared to the six months ended June 30, 1998, consistent with the increase in net sales.

     Net sales of the Aeronautics segment for the quarter and six months ended June 30, 1999 increased by six percent and 10 percent, respectively, as compared to the same 1998 periods. The quarter-to-quarter increase reflects a net sales increase of approximately $300 million resulting from greater deliveries of C-130J transport aircraft, offset principally by a $200 million decrease in overall sales relating to the F-16 product area. For the six-month period in 1999, sales increases from the C-130J program of nearly $600 million more than offset the $300 million decrease in the F-16 product area. Operating profit decreased significantly in the second quarter and six months ended June 30, 1999, as compared to the same periods in 1998. During the second quarter of 1999, the segment recorded adjustments that resulted from changes in estimates in the C-130J program due to cost growth and a reduction in production rates, based on a current evaluation of the program's performance. These adjustments negatively impacted operating profit by $210 million.

     Net sales of the Information & Services segment for the quarter and six months ended June 30, 1999 increased by seven percent and three percent, respectively, from the comparable 1998 periods. The increases for both the quarter and six-month periods related principally to recorded net sales of approximately $70 million and $110 million, respectively, related to the operations under the Consolidated Space Operations Contract, which was awarded in September 1998. Operating profit for the quarter and six months ended June 30, 1999 decreased by $12 million and $6 million, respectively, from the comparable 1998 periods due to a write-off of inventory related to a terminated information technology outsourcing program and from increased costs related to start-up activities on certain municipal services contracts. These decreases were partly offset by the absence of losses incurred during 1998 by the segment's CalComp subsidiary. As discussed in "Note 7 -- Other" of the Notes to Unaudited Condensed Consolidated Financial Statements, CalComp is continuing its timely non-bankruptcy shutdown and management expects the shutdown process will be substantially completed by the end of 1999.

     Net sales of the Corporate and Other segment for the quarter ended June 30, 1999 decreased by 12 percent from the comparable 1998 period. The effect of the absence of certain waste remediation program sales recorded in the second quarter of 1998 was partially offset by the inclusion in 1999 of the net sales of Global Telecommunications totaling approximately $16

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

million. Net sales increased by 12 percent for the first six months ended June 30, 1999 as compared to the same period in 1998, principally due to the inclusion in 1999 of Global Telecommunications net sales of approximately $32 million. The segment recorded a slight operating loss for the second quarter of 1999, while operating profit for the six months ended June 30, 1999 increased significantly compared to the same period in 1998. Included in operating profit for the six-month period of 1999 was a $114 million pretax gain from the sale of L-3 common stock discussed above. Excluding this nonrecurring and unusual gain, the segment would have recorded a slight operating loss for the six-month period of 1999 as well. Global Telecommunications incurred operating losses of approximately $23 million and $47 million for the quarter and six months ended June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of 1999, $176 million of cash was used for operating activities, compared to $80 million used during the first half of 1998. This fluctuation resulted principally from increased working capital requirements related to certain aircraft and space related programs. Net cash used for investing activities during the first half of 1999 was $91 million, compared to $219 million used during the first half of 1998. The 1999 amount includes the receipt of $182 million of proceeds from the sale of L-3 common stock mentioned previously. Net cash used for financing activities was $18 million in the first half of 1999 versus $299 million provided by financing activities in the comparable 1998 period. The variance between periods was primarily due to a $138 million increase in the Corporation's total debt during the first half of 1999 versus an increase in total debt of $453 million during the first half of 1998. Total debt did not increase as significantly in the first half of 1999 as compared to the same period in 1998 primarily due to the $285 million of cash on hand at the beginning of 1999.

     Commercial paper borrowings of approximately $2.2 billion were outstanding at June 30, 1999. Of this amount, $1.5 billion has been classified as long-term debt in the Corporation's condensed consolidated balance sheet based on management's ability and intention to maintain this level of debt outstanding for at least one year. Through March 31, 1999, the Corporation had previously classified $300 million of its commercial paper borrowings as long-term. The increase in the amount classified as long-term primarily relates to the Corporation's completion of a financial review that resulted in a substantial reduction in its cash flow projections for the rest of 1999 and the year 2000, as announced in the second quarter of 1999. On May 28, 1999, the Corporation's $2.5 billion short-term revolving credit facility expired and was renewed in the amount of $1.0 billion. Total debt, including short-term borrowings, amounted to approximately 65 percent of total capitalization at June 30, 1999, a slight increase from 64 percent reported at December 31, 1998. During the first half of 1999, total stockholders' equity decreased by $166 million due to the reported year-to-date net loss of $128 million and the payment of $171 million in dividends, partially offset by $41 million of other comprehensive income and $92 million of employee stock option and ESOP activity.

     The Corporation ultimately expects to finance a portion of the COMSAT Tender Offer through its disposition of various investment holdings; however, it is likely that the Tender Offer will initially be financed through the issuance of debt obligations, as market conditions and limitations on the Corporation's ability to dispose of such investments makes disposition prior to completion of the Tender Offer unlikely. Following the issuance of the Corporation's June 9, 1999 press release

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

regarding completion of a financial review that resulted in a substantial reduction in its earnings and cash flow outlook, the Corporation's senior long-term debt rating was placed under review by two rating agencies.

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

YEAR 2000 ISSUES

     Like most companies, Lockheed Martin is affected by Year 2000 issues. Accordingly, all of the Corporation's business units are actively involved in its Year 2000 Compliance Program (the Program). The Program has been designed to minimize risk to the Corporation's business units and its customers using a standard six-phase industry approach. The six phases include: Awareness, Assessment, Renovation, Validation, Implementation and Post-Implementation. In the Awareness phase, the problem is defined, risks and magnitude of repairs are communicated, and executive level support and sponsorship is obtained. During the Assessment phase, an inventory of assets that could be impacted by Year 2000 compliance issues is prepared which includes internal information technology
(IT) systems (e.g. hardware, program applications, data centers), external IT systems (e.g. customer products and deliverables, interfaces with third parties) and non-IT systems (e.g. facilities, non-IT equipment).

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

     The Program was designed to achieve the Corporation's overall goal of Year 2000 readiness in advance of the century change. The Corporation views Year 2000 awareness as a continuous

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

phase of the Program that has resulted in distribution of news letters, development of internal and external web sites and an internal Year 2000 Awareness Week. During 1998, the Assessment phase was completed. As of June 30, 1999, the Renovation, Validation and Implementation phases were completed with few exceptions that include planned new and contingency implementations. The remainder of 1999 will be used to address late availability of vendor or government furnished equipment, monitoring the status of Year 2000 compliance of vendors and customers (related to both products and readiness), completing planned replacement of systems, and developing business continuity plans.

     Business continuity planning is required to ensure a smooth transition into the Year 2000. The purpose is to identify and mitigate risks that may disrupt the Corporation's operations or its ability to meet commitments. Each business unit has identified and is focusing business continuity planning on its critical first quarter Year 2000 operations. Lockheed Martin has developed guidelines for when contingency plans are required and a standard template for use in documenting such plans. For example, contingency plans have been developed for any work that is scheduled to be completed after June 1999, and for new system implementations where schedule or technical issues are assessed to be significantly at risk, in which case renovation of legacy systems has been or will be performed. Additionally, while management believes that most of the Corporation's non-IT systems will function without substantial compliance problems, preparation for events that are generally outside the direct control of the Corporation (e.g. loss of power or telecommunications capabilities) have been included as part of business continuity planning. The Corporation's plans include coordination with existing emergency or crisis management teams within our facilities to ensure that scenarios are utilized in training and drills during 1999. Business continuity teams are being identified, and command centers, call-out procedures and emergency procedures are being established. Additionally, Lockheed Martin has established a moratorium period regarding any changes to its systems and environments from November 30, 1999 through January 15, 2000, the purpose of which is to manage these compliant systems and environments and to mitigate risk associated with major changes or implementations prior to the Year 2000.

     Management currently estimates that total costs of the Program will be less than $80 million, approximately $65 million of which had been expended through June 30, 1999. These costs have not been material to the Corporation's consolidated results of operations, cash flows or financial position for any prior period and, based on information available at this time, are not expected to be material in any future period. The remaining costs are expected to be directed primarily toward business continuity planning activities. These estimates include internal costs as well as costs for outside consulting services, but do not include estimated costs for system replacements which were not accelerated due to Year 2000 issues. No significant IT projects have been deferred due to Year 2000 efforts. The costs incurred for the Program are allowable in establishing prices for the Corporation's products and services under contracts with the U.S. Government. Therefore, a substantial portion of these costs are being reflected in the Corporation's sales and cost of sales.

     The costs to implement and the time frame contemplated by the Program are based on management's estimates, which were derived utilizing numerous assumptions related to future events, including each vendor's ability to modify proprietary software, the ability of other third parties (including domestic and foreign customers and suppliers) to successfully address their Year 2000 issues, unanticipated issues identified in executing the Program, and other similar uncertainties. While the Corporation expects to resolve all Year 2000 risks without a material adverse impact to its consolidated results of operations, cash flows or financial position, there can

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

be no guarantee that these estimates of costs or timing, or that the objectives of the Program, will be achieved. To mitigate these risks, the Corporation has formal measurement and reporting processes in place. For example, internal auditors meet weekly with Program personnel to review the current status of the Program and related issues, and Program reviews are conducted monthly with each of the Corporation's segments and quarterly at the business unit level. In addition, updates are presented periodically to executive management, the Board of Directors and the Audit and Ethics Committee. The Corporation has obtained additional assurance through the use of internal independent test environments, third party verification of randomly selected renovated and validated applications, and internal audits designed to ensure Year 2000 readiness. Program assessments have been conducted by customers and the Defense Contract Audit Agency throughout the Program. With respect to third parties, the Corporation is aware that a number of its domestic and foreign suppliers and customers have just recently begun to aggressively address their Year 2000 issues and, therefore, believes there is risk associated with their achieving timely Year 2000 compliance. To mitigate this risk, formal communication with all of the Corporation's key suppliers and customers (including banks and U.S. Government customers) has been initiated as part of the Program. In response to this communication, the Corporation has received differing levels of information from these third parties to assist in the assessment of their Year 2000 readiness; however, in most cases, the Corporation is unable to verify the accuracy of their responses. Based on information available at this time, management believes that Program activities to date are consistent with the Program's design.

     The Corporation is aware that a "reasonably likely worst case" scenario of Year 2000 risks could include isolated interruption of deliveries from critical domestic and foreign suppliers, the inability of critical domestic and foreign customers to conduct business due to disruption of their operations, product liability issues, isolated performance problems with manufacturing or administrative systems, and late availability of embedded vendor products for which responsibility for Year 2000 compliance rests with the respective vendor. The consequences of these issues may include increases in manufacturing and general and administrative expenses until the issues are resolved, lost revenues, lower or delayed cash receipts, and product liability. The Corporation cannot currently quantify the potential effect of these issues on its consolidated results of operations, cash flows or financial position, should some or a combination of these events come to pass. However, based on information available at this time, management believes that activities of the Program designed to mitigate these types of issues are consistent with the Program's design.

OTHER MATTERS

     As more fully described in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed price contract with the U.S. Department of Energy (DOE) for the remediation of waste found in Pit 9. The Corporation has been unsuccessful to date in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DOE's direction, terminated the Pit 9 contract for default. At the same time, the Corporation filed a lawsuit seeking to overturn the default termination. Subsequently, the Corporation took actions to raise the status of its request for equitable adjustment to a formal claim. Also in 1998, the management contractor, again at the DOE's direction, filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. In January 1999, the U.S.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

District Court in Idaho granted the Corporation's motion and stayed the Idaho proceeding until resolution of the motion to dismiss the lawsuit in the U.S. Court of Federal Claims, or until August 2, 1999. A status conference was held in the U.S. District Court in Idaho on August 2, 1999. The Corporation is awaiting the court's ruling. The Corporation continues to assert its position in the litigation while continuing efforts to resolve the dispute through non-litigation means.

     As more fully described in Management's Discussion and Analysis in Lockheed Martin's 1998 Annual Report on Form 10-K (Form 10-K), the Corporation is involved in two joint ventures with Russian government-owned space firms. The operations of these joint ventures include marketing Proton launch services, which are subject to a U.S. Government-imposed quota on the number of Russian launches of satellites into certain orbits. The majority of customer advances received for Proton launch vehicle services is forwarded to Khrunichev State Research and Production Space Center, a launch vehicle manufacturer in Russia. Significant portions of these advances would be required to be refunded to customers if launch services were not provided within the contracted time frame. Through June 30, 1999, launch services provided through these joint ventures have been in accordance with contract terms.

     At June 30, 1999, approximately $955 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred (approximately $180 million of this amount is related to launches in excess of the quota), and approximately $745 million of payments to the Russian manufacturer for launches not yet provided was included in inventories (approximately $130 million of this amount is related to launches in excess of the quota). The amounts above related to launches in excess of the quota were determined taking into account the quota increase from 16 to 20 launches approved by the U.S. Government in July 1999, and were determined without regard to the quota's current expiration date of December 31, 2000. Based on management's current estimates as to the number and timing of Proton launches during the remaining period of the quota, planned Proton launches that would be subject to the quota are not expected to exceed the quota's current limitations. There can be no assurance, however, that the number, timing or types of anticipated launches will not change, or that the quota will not be renewed or its expiration date extended. Such changes could impair the Corporation's ability to achieve certain of its business objectives related to launch services, satellite manufacture and telecommunications market penetration. Management is continuing to work toward eliminating any limitation on the number of Russian launches.

     Also as more fully described in Management's Discussion and Analysis in its Form 10-K, the Corporation is involved in agreements with RD AMROSS, a Russian manufacturer of booster engines, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's launch vehicles. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Included in inventories at June 30, 1999 and December 31, 1998 were payments made under these agreements of approximately $75 million and $100 million, respectively.

     On April 27, 1999, an Athena launch vehicle failed to place a commercial imaging satellite in its proper orbit. Both the launch vehicle and the satellite had been built by the Corporation. The satellite was to be operated by and was insured by Space Imaging LP, a limited partnership in which Lockheed Martin holds an approximate 46% investment which is accounted for under the equity method of accounting. The effects of the launch failure did not have a significant effect on

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

the Corporation's consolidated financial statements. A second satellite is expected to be launched in the third quarter of 1999. A failure of the second satellite to achieve operational status could have a significant effect on the Corporation's consolidated financial statements. At June 30, 1999, the Corporation's investment in and other assets related to Space Imaging LP amounted to approximately $150 million.

     On July 22, 1999, the House of Representatives approved a defense budget that omits funding for initial production of the F-22 fighter aircraft. Although management believes that the Department of Defense supports the F-22 program and that the F-22 initial production funding will be restored when House and Senate members meet in a conference committee later this year to resolve differences between their defense spending bills, it is possible that the funding may not be restored, may only be partially restored or the related time period for the funding may be lengthened. Any of these actions could adversely affect the Corporation's business units that produce or contribute to the production of the F-22. Management is continuing to work diligently toward achieving restoration of the initial production funding of the F-22 program.

     As discussed previously, on June 9, 1999, the Corporation announced the completion of a financial review that resulted in a substantial reduction in its earnings and cash flow outlook. This financial review was part of a continuing assessment of the Corporation's activities directed toward improving organizational effectiveness, performance and strategic alignment. The Corporation plans to begin implementation of strategic initiatives resulting from this assessment, if any, at such time as they are identified and approved. Financial effects, if any, that may result cannot be estimated until the assessments are completed.

FORWARD LOOKING STATEMENTS

     This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The Corporation is necessarily subject to various risks and uncertainties and, therefore, actual outcomes are dependent upon many factors, including, without limitation, our successful performance of internal plans; the successful resolution of our Year 2000 issues; government customers' budgetary constraints; customer changes in short-range and long-range plans; domestic and international competition in the defense, space and commercial areas; product performance; continued development and acceptance of new products; timing of product delivery and launches, including timing issues resulting from Atlas and Proton launches being placed on hold pending completion of reviews related to recent launch failures; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes, including the current Congressional debate regarding funding of the F-22 program; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties. Readers are cautioned not to

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)
                          Lockheed Martin Corporation

place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 19 through 21 and pages 21 through 23, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 25 of the 1998 Annual Report, and "Note 1 -- Summary of Significant Accounting Policies," "Note 2 -- Transaction Agreement with COMSAT Corporation" and "Note 16 -- Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 32 through 34, page 34, and pages 42 through 43, respectively, of the Audited Consolidated Financial Statements included in the 1998 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 26 of this Form 10-Q, and "Note 2 -- Transaction Agreement with COMSAT Corporation," "Note 5 -- Contingencies" and "Note 7 -- Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 6 through 7, pages 9 through 11, and pages 12 through 15, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          Lockheed Martin Corporation
                          Part II--Other Information

Item 1. Legal Proceedings

     The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, both as specifically described below, in the Corporation's 1998 Annual Report on Form 10-K, and in the Corporation's Form 10-Q for the quarter ended March 31, 1999, or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's consolidated results of operations or financial position.

     The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. For the U.S. Government investigations noted below, it is too early for the Corporation to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its consolidated results of operations or financial condition.

     The following describes new matters or developments regarding previously reported matters that have occurred since filing of the Corporation's 1998 Annual Report on Form 10-K and Form 10-Q for the quarter ended March 31, 1999. See the "Legal Proceedings" section of those reports for a description of previously reported matters.

     On June 9, 1999, the Corporation issued a press release and filed a Form 8-K with the Securities and Exchange Commission announcing that a financial review resulted in a substantial reduction of its current earnings and cash flow outlook for the remainder of 1999 and the year 2000. The Corporation disclosed that it expects lower earnings per diluted share and lower free cash flow for both of these periods. On June 15, 1999, Carole Kops, Barbara Zappala and Doug Perkins filed a lawsuit in the United States District Court for the Central District of California against the Corporation and four of its officers or directors (Vance D. Coffman, Marcus C. Bennett, Philip Duke, and Thomas A. Corcoran). The complaint contains class action allegations and states that it is filed on behalf of the named plaintiffs as well as on behalf of purchasers of the Corporation's common stock between January 28, 1999 and June 9, 1999. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in that they or persons they controlled allegedly committed fraud upon class members in connection with their purchases of the Corporation's common stock. The complaint further alleges that the statutory safe harbor provided for forward-looking statements does not apply to the allegedly false forward-looking statements. According to the complaint, class members were damaged as, in reliance on the integrity of the market, they paid artificially inflated prices for the Corporation's stock. Plaintiffs seek a judgment awarding damages with interest and such other relief as the court may deem proper. The Corporation believes that the allegations are without any merit whatsoever and will vigorously defend this and any related actions.

                          Lockheed Martin Corporation
                    Part II--Other Information (continued)

     As is common with private securities class action litigation, the Corporation has been named as a defendant in additional, multiple actions purportedly brought on behalf of our shareholders, which were filed subsequent to the June 15, 1999 complaint. These additional actions assert substantially the same claims made in that complaint. It is possible that additional related actions could be filed. The Corporation expects that the multiple actions will be consolidated and that the court will appoint as lead plaintiff the member or members of the purported plaintiff class that the court determines to be most capable of adequately representing the interests of class members.

     On July 15, 1999, the Corporation was served with a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena seeks documents relating to the 1990 international sale of area defense radar systems by the predecessor of Lockheed Martin Sanders and the compensation of an international sales consultant in connection with that sale. The Corporation is cooperating with the Government's continuing investigation of this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 22, 1999, the Corporation held its Annual Meeting of Stockholders. A description of matters voted upon by stockholders at this meeting, and the results of such votes, were disclosed in Item 4 of Lockheed Martin Corporation's Form 10-Q for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     1.  Exhibit 12.  Lockheed Martin Corporation Computation of Ratio of
                      Earnings to Fixed Charges for the six months ended June 30, 1999.

     2.  Exhibit 27.  Financial Data Schedule for the six months ended
                      June 30, 1999.

(b)  Reports on Form 8-K filed in the second quarter of 1999.

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

         Item 7.  Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release dated
                  April 20, 1999.

     2.  Current report on Form 8-K filed on June 9, 1999.

         Item 5.  Other Events

                  The Corporation filed information contained in its press release dated June 9, 1999 concerning its outlook regarding its financial performance for the second quarter of fiscal 1999 and subsequent periods.

                          Lockheed Martin Corporation
                    Part II--Other Information (continued)

         Item 7.  Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release dated June 9, 1999.

     3.  Current report on Form 8-K filed on June 14, 1999.

         Item 5.  Other Events

                  The Corporation filed information to report that on June 11, 1999, COMSAT Corporation issued a press release announcing its Annual Meeting of Shareholders had been postponed until August 20, 1999. At this meeting, COMSAT Corporation shareholders will vote on the proposed merger of Lockheed Martin Corporation and COMSAT Corporation.

     4.  Current report on Form 8-K filed on June 24, 1999.

         Item 5.  Other Events

                  The Corporation, on behalf of a predecessor company, Lockheed Aircraft Corporation, filed information concerning a proposal to amend CPS-730 pertaining to the Foreign Corrupt Practices Act.

         Item 7.  Financial Statements and Exhibits

                  Lockheed Martin Corporation Corporate Policy Statement No:
                  CPS-730 (Compliance with the Foreign Corrupt Practices Act), as amended.

     5.  Current report on Form 8-K filed on June 28, 1999.

         Item 5.  Other Events

                  The Corporation filed information concerning the filing of a purported class action lawsuit on June 15, 1999, by Carole Kops, Barbara Zappala and Doug Perkins, on behalf of themselves and on behalf of purchasers of Lockheed Martin Corporation (the Corporation) Common Stock between January 28, 1999 and June 9, 1999, against the Corporation and four of its officers or directors alleging the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

(c)  Reports on Form 8-K filed subsequent to the second quarter of 1999.

     1.  Current report on Form 8-K filed on July 22, 1999.

         Item 5.  Other Events

                  The Corporation filed information contained in its press release dated July 20, 1999 concerning its results of operations for the quarter ended June 30, 1999.

                          Lockheed Martin Corporation
                    Part II--Other Information (continued)

        Item 7.  Financial Statements and Exhibits

                 Lockheed Martin Corporation Press Release dated July 20, 1999.

                          LOCKHEED MARTIN CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LOCKHEED MARTIN CORPORATION
                                            ------------------------------------
                                                   (Registrant)


Date:          August 9, 1999           by:  /s/Todd J. Kallman
     ------------------------------        -------------------------------------
                                             Todd J. Kallman
                                             Vice President and Controller
                                             (Chief Accounting Officer)