Form 10-Q
period 1999-09-30
LOCKHEED MARTIN CORP
filed 1999-11-12
CIK 936468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED  September 30, 1999   COMMISSION FILE NUMBER  1-11437
                 --------------------                         ---------



                          LOCKHEED MARTIN CORPORATION
                          ----------------------------
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        MARYLAND                                      52-1893632
--------------------------------               ----------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                      20817
---------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (301) 897-6000
                                                     ----------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           YES       X           NO _______
                                               -------------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



         CLASS                           OUTSTANDING AS OF October 31, 1999
-----------------------------            ----------------------------------
COMMON STOCK, $1 PAR VALUE                          395,952,944

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                  ____________

                                     INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information

Item 1.    Financial Statements

   Unaudited Condensed Consolidated Statement of Earnings -
     Three Months and Nine Months Ended September 30, 1999 and 1998..........  3

   Unaudited Condensed Consolidated Statement of Cash
    Flows -
     Nine Months Ended September 30, 1999 and 1998...........................  4

   Unaudited Condensed Consolidated Balance Sheet -
     September 30, 1999 and December 31, 1998................................  5

   Notes to Unaudited Condensed Consolidated Financial Statements............  6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 16

Part II.  Other Information

  Item 1.   Legal Proceedings................................................ 28

  Item 6.   Exhibits and Reports on Form 8-K................................. 29

Signatures................................................................... 33


Exhibit 3   Bylaws of Lockheed Martin Corporation, as amended

Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27  Financial Data Schedule

                          Lockheed Martin Corporation
             Unaudited Condensed Consolidated Statement of Earnings



                                                                      Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                      1999          1998          1999         1998
                                                                    --------      --------      --------     --------
                                                                    (In millions, except per share data)

Net sales                                                           $6,157         $6,349         $18,548     $19,086
Cost of sales                                                        5,669          5,653          17,442      17,135
                                                                    ------         ------         -------     -------

Earnings from operations                                               488            696           1,106       1,951
Other income and expenses, net                                          70             34             202         105
                                                                    ------         ------         -------     -------

                                                                       558            730           1,308       2,056
Interest expense                                                       200            221             583         655
                                                                    ------         ------         -------     -------

Earnings before income taxes and
  cumulative effect of change in accounting                            358            509             725       1,401
Income tax expense                                                     141            191             281         525
                                                                    ------         ------         -------     -------

Earnings before cumulative effect of
  change in accounting                                                 217            318             444         876
Cumulative effect of change in accounting                               --             --            (355)         --
                                                                    ------         ------         -------     -------

Net earnings                                                       $   217         $  318         $    89     $   876
                                                                   =======         ======         =======     =======

Earnings (loss) per common share:
---------------------------------------------
Basic:
  Before cumulative effect of change in                            $   .57         $  .84         $  1.16     $  2.33
   accounting
  Cumulative effect of change in accounting                             --             --            (.93)         --
                                                                    ------         ------         -------     -------
                                                                   $   .57         $  .84         $   .23     $  2.33
                                                                   =======         ======         =======     =======

Diluted:
  Before cumulative effect of change in
   accounting                                                      $   .57         $  .83         $  1.16     $  2.30
  Cumulative effect of change in accounting                             --             --            (.93)         --
                                                                    ------         ------         -------     -------
                                                                   $   .57         $  .83         $   .23     $  2.30
                                                                   =======         ======         =======     =======

Cash dividends declared per common share                           $   .22         $  .20         $   .66     $   .60
                                                                   =======         ======         =======     =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
           Unaudited Condensed Consolidated Statement of Cash Flows


                                                                         Nine Months Ended
                                                                           September 30,
                                                                       1999             1998
                                                                     --------         --------
                                                                           (In millions)
Operating Activities
Earnings before cumulative effect of change in accounting             $   444        $    876
Adjustments to reconcile earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                           705             744
  Changes in operating assets and liabilities                            (766)           (913)
                                                                      -------        --------

Net cash provided by operating activities                                 383             707
                                                                      -------        --------

Investing Activities
Expenditures for property, plant and equipment                           (442)           (477)
Consummation of COMSAT Tender Offer                                    (1,197)             --
Sale of shares in L-3 Communications                                      182              --
Other                                                                    (108)            127
                                                                      -------        --------

Net cash used for investing activities                                 (1,565)           (350)
                                                                      -------        --------

Financing Activities
Net increase in short-term borrowings                                   1,881             699
Net repayments related to long-term debt                                 (743)           (651)
Issuances of common stock                                                  17              58
Common stock dividends                                                   (258)           (229)
Final settlement for redemption of preferred stock                         --             (51)
                                                                      -------        --------

Net cash provided by (used for) financing activities                      897            (174)
                                                                      -------        --------

Net (decrease) increase in cash and cash equivalents                     (285)            183
Cash and cash equivalents at beginning of period                          285              --
                                                                      -------        --------

Cash and cash equivalents at end of period                            $    --        $    183
                                                                      =======        ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
                 Unaudited Condensed Consolidated Balance Sheet



                                                                         September 30,       December 31,
                                                                            1999                1998
                                                                         ---------            --------
                                                                                 (In millions)
Assets
Current assets:
 Cash and cash equivalents                                               $    --               $   285
 Receivables                                                               4,426                 4,178
 Inventories                                                               3,939                 4,293
 Deferred income taxes                                                     1,035                 1,109
 Other current assets                                                        729                   746
                                                                         -------               -------
     Total current assets                                                 10,129                10,611

Property, plant and equipment                                              3,565                 3,513
Intangible assets related to contracts and programs acquired               1,299                 1,418
Cost in excess of net assets acquired                                      9,230                 9,521
Other assets                                                               5,335                 3,681
                                                                         -------               -------
                                                                         $29,558               $28,744
                                                                         =======               =======

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                        $ 1,365               $ 1,382
 Customer advances and amounts in excess of costs incurred                 4,286                 4,012
 Salaries, benefits and payroll taxes                                        957                   842
 Income taxes                                                                 74                   553
 Short-term borrowings                                                     1,223                 1,043
 Current maturities of long-term debt                                        347                   886
 Other current liabilities                                                 1,482                 1,549
                                                                         -------               -------
     Total current liabilities                                             9,734                10,267

Long-term debt                                                            10,463                 8,957
Post-retirement benefit liabilities                                        1,836                 1,903
Other liabilities                                                          1,399                 1,480

Stockholders' equity:
 Common stock, $1 par value per share                                        394                   393
 Additional paid-in capital                                                  187                    70
 Retained earnings                                                         5,695                 5,864
 Accumulated other comprehensive income (loss)                                 9                    (8)
 Unearned ESOP shares                                                       (159)                 (182)
                                                                         -------               -------
     Total stockholders' equity                                            6,126                 6,137
                                                                         -------               -------
                                                                         $29,558               $28,744
                                                                         =======               =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 1999


NOTE 1 -- BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements filed with the Securities and Exchange Commission on March 22, 1999 in its 1998 Annual Report on Form 10-K (Form 10-K). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 1999 presentation.

  In October 1998, the Board of Directors of the Corporation authorized a two-for-one split of the Corporation's common stock in the form of a stock dividend. The stock split was effected on December 31, 1998 to stockholders of record at the close of business on December 1, 1998. In the accompanying unaudited condensed consolidated financial statements and related notes, all references to shares of common stock and per share amounts for prior periods have been restated to reflect the stock split.

NOTE 2 -- TRANSACTION AGREEMENT WITH COMSAT CORPORATION

  In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction with a total estimated value of approximately $2.7 billion at the date of the announcement (the Merger). The Merger Agreement was approved by the respective Boards of Directors of the Corporation and COMSAT.

  In connection with the first phase of this transaction, the Corporation completed a cash tender offer (the Tender Offer) on September 18, 1999, at which time it accepted for payment approximately 26 million shares of COMSAT common stock, representing approximately 49 percent of the outstanding common stock of COMSAT, for $45.50 a share pursuant to the terms of the Merger Agreement. The total value of this phase of the transaction was $1.2 billion, and such amount is included in other assets in the September 30, 1999 Unaudited Condensed Consolidated Balance Sheet. The consummation of the Tender Offer was subject to, among other things, the approval of the Merger by the stockholders of COMSAT and certain regulatory approvals, including approval by the Federal Communications Commission (FCC) and antitrust clearance by the Department of Justice (DOJ). On August 20, 1999, the stockholders of COMSAT approved the Merger at COMSAT's annual stockholders meeting. On September 15, 1999, the FCC issued an order allowing Lockheed Martin to effect transfer of control of a COMSAT common carrier subsidiary into a Lockheed Martin subsidiary and to designate such Lockheed Martin subsidiary as an "authorized common carrier" under the 1962 Communications Satellite Act, and allowing such Lockheed Martin subsidiary to acquire and hold up to 49 percent of COMSAT's common stock. On September 16, 1999, the DOJ, whose analysis included consideration of both phases of the proposed Merger, stated that it did not intend to move to enjoin consummation of the proposed Merger. The Corporation will account for its 49 percent investment in COMSAT under the equity method of accounting from October 1, 1999.

                          Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

  On September 17, 1999, PanAmSat Corporation filed pleadings in the United States District Court of Appeals for the District of Columbia Circuit (the Court) seeking a review of certain actions taken by the FCC which resulted in the FCC's authorization to proceed with the Tender Offer. The Corporation and COMSAT have each filed pleadings stating their intention to intervene in the matters before the Court.

  The second phase of the transaction, which will result in consummation of the Merger, is to be accomplished by an exchange of one share of Lockheed Martin common stock for each remaining share of COMSAT common stock. Consummation of the Merger remains contingent upon the satisfaction of certain conditions, including the enactment of federal legislation necessary to remove existing restrictions on ownership of COMSAT voting stock. Legislation necessary to remove these restrictions cleared the U.S. Senate on July 1, 1999. On November 10, 1999, the U.S. House of Representatives also passed legislation which, if adopted into law, would remove these restrictions. There are substantial differences between the two bills which the Corporation hopes will be resolved in conference. As it is likely that Congress will adjourn in the near future, there is no assurance that this will occur during this legislative session or at all, or that any legislation that does become law would not have an adverse effect on COMSAT's business. There are several features of the legislation that passed the U.S. House of Representatives that, if passed into law, would likely significantly injure COMSAT's business. Although the Corporation anticipates a favorable outcome in conference, if Congress enacts legislation that the Corporation determines in good faith, after consultation with COMSAT, would reasonably be expected to have a Significant Adverse Effect on COMSAT's business (as defined in the Merger Agreement), the Corporation would have the right to elect not to complete the Merger.

  Following the passage of legislation, the FCC must approve the Merger. The Merger, upon consummation, will be accounted for under the purchase method of accounting. If the Merger is not completed by September 18, 2000, under the terms of the Merger Agreement, Lockheed Martin or COMSAT could terminate the Merger Agreement or elect not to exercise this right, or both parties could agree to extend this date. If the Merger is not consummated, the Corporation will not be able to achieve all of its objectives with respect to the COMSAT transaction and will be unable to exercise control over COMSAT.

NOTE 3 -- EARNINGS PER SHARE

  Basic and diluted earnings per share are computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per share. As previously disclosed, all share and per share amounts for prior periods have been restated to reflect the Corporation's December 1998 two-for-one stock split in the form of a stock dividend.

                          Lockheed Martin Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the computations of basic and diluted earnings per share:

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                                1999         1998          1999          1998
                                                              --------     --------      --------      --------
                                                                    (In millions, except per share data)

Net earnings for basic and diluted computations:
------------------------------------------------

Earnings before cumulative effect of change in accounting     $  217       $  318        $  444         $  876
Cumulative effect of change in accounting                         --           --          (355)            --
                                                              ------       ------        ------         ------

Net earnings                                                  $  217       $  318        $   89         $  876
                                                              ======       ======        ======         ======

Average common shares outstanding:
----------------------------------

Average number of common shares outstanding for basic
      computations                                            382.8        377.1         381.5          375.5
Effects of dilutive stock options based on the treasury
 stock method                                                   1.9          4.1           2.3            4.7
                                                              ------       ------       ------         ------

Average number of common shares outstanding for diluted
      computations                                            384.7        381.2         383.8          380.2
                                                              ======       ======        ======        ======

Earnings (loss) per common share:
---------------------------------

Basic:
  Before cumulative effect of change in accounting            $  .57       $  .84        $ 1.16        $ 2.33
  Cumulative effect of change in accounting                       --           --          (.93)           --
                                                              ------       ------        ------        ------
                                                              $  .57       $  .84        $  .23        $ 2.33
                                                              ======       ======        ======        ======

Diluted:
  Before cumulative effect of change in accounting            $  .57       $  .83        $ 1.16        $ 2.30
  Cumulative effect of change in accounting                       --           --          (.93)           --
                                                              ------       ------        ------        ------
                                                              $  .57       $  .83        $  .23        $ 2.30
                                                              ======       ======        ======        ======

NOTE 4 -- INVENTORIES


                                                                 September 30,      December 31,
                                                                     1999               1998
                                                                   --------           --------
                                                                          (In millions)

Work in process, primarily related to long-term
 contracts and programs in progress                               $ 5,654            $ 6,198
Less customer advances and progress payments                       (2,141)            (2,499)
                                                                  -------            -------
                                                                    3,513              3,699
Other inventories                                                     426                594
                                                                  -------            -------
                                                                  $ 3,939            $ 4,293
                                                                  =======            =======

  Included in inventories at September 30, 1999 and December 31, 1998 were amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and

                          Lockheed Martin Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements (continued)

RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $855 million and $840 million, respectively, for the manufacture of launch vehicles and related launch services.

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

  Environmental matters -- The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $140 million. The Corporation is also coordinating with the U.S. Air Force, which is conducting preliminary studies of the potential health effects of exposure to perchlorates in connection with several sites across the country, including the Redlands site. The results of these studies indicate that current efforts with water purveyors regarding perchlorate issues are appropriate; however, the Corporation currently cannot project the extent of its ultimate clean-up obligation with respect to perchlorates, if any.

  The Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) in 1991 relating to certain property in Burbank, California, which obligated the Corporation to design and construct facilities to monitor, extract and treat groundwater, and to operate and maintain such facilities for approximately eight years. The Corporation entered into a follow-on consent decree in 1998 which obligates the Corporation to fund the continued operation and maintenance of these facilities through the year 2018. The Corporation has also been operating under a cleanup and abatement order from the Regional Board affecting its facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and the Regional Board order will be approximately $70 million.

  The Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Burbank and Redlands properties described above, a liability of approximately $230 million for the other cases in which an estimate of financial exposure can be determined has been recorded.

  Under an agreement with the U.S. Government, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other

                          Lockheed Martin Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements (continued)

environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. Although the Defense Contract Audit Agency has questioned certain elements of the Corporation's practices with respect to the aforementioned agreement, no formal action has been initiated, and it is management's opinion that the treatment of these environmental costs is appropriate and consistent with the terms of such agreement. On October 4, 1999, the Corporation requested the issuance of a final decision regarding the propriety of the Corporation's U.S. Government accounting practices for the treatment of environmental costs. The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the Corporation's liability as well as the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

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

  On June 1, 1998, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. In addition, on July 21, 1998, the Corporation withdrew the REA previously submitted to the DOE and replaced it with a certified REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. District Court in Boise, Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The Corporation intends to resist this action while continuing to pursue its certified REA. On January 26, 1999, the U.S. District Court in Idaho granted the Corporation's motion and stayed the Idaho proceeding until resolution of the motion to dismiss the lawsuit in the U.S. Court of Federal Claims, or until August 2, 1999. A status conference was held in the U.S. District Court in Idaho on August 2, 1999, following which the Court ordered discovery to

                          Lockheed Martin Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements (continued)

commence. In the U.S. Court of Federal Claims, on October 1, 1999, the Court stayed the DOE's Motion to Dismiss the Corporation's lawsuit, finding that the Court has jurisdiction. Also, the U.S. Court of Federal Claims ordered discovery to commence and gave leave to the DOE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.

NOTE 6 -- INFORMATION ON BUSINESS SEGMENTS

  On September 27, 1999, Lockheed Martin announced the results of its strategic and organizational review that began June 9, 1999. As a result of this review, the Corporation has implemented a new organizational structure, effective October 1, 1999, that realigns its core lines of business into four principal business segments. All other activities of the Corporation fall within the Corporate and Other segment. Prior period amounts have been adjusted to conform with the new organizational realignment. Following is a brief description of the activities of each business segment:

 . Systems Integration - Includes missiles and fire controls, naval systems, platform integration, and command, control, communications, computers and intelligence (C4I) lines of business.
 .  Space Systems - Includes space launch, commercial and government satellites, and strategic missiles lines of business.
 .  Aeronautical Systems - Includes tactical aircraft, airlift, and aeronautical research and development lines of business.
 .  Technology Services - Includes federal services, energy programs and aeronautical services lines of business.
 . Corporate and Other - Includes commercial information technology and state and local government services lines of business. Also includes Lockheed Martin Global Telecommunications, Inc., a wholly-owned subsidiary of the Corporation, which was formed effective January 1, 1999 from the combination of investments in several existing joint ventures and certain other elements of the Corporation. Such investments were transferred from the Systems Integration and Space Systems segments. The prior period amounts related to these joint ventures and elements transferred were not material to the respective segments and, therefore, segment information in prior periods was not restated to conform with the 1999 presentation. In addition, this segment includes the Corporation's investment in COMSAT and in certain other joint ventures and businesses.

                          Lockheed Martin Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements (continued)

                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                     1999           1998           1999          1998
                                                   --------       --------       --------      --------
                                                                       (In millions)
Selected Financial Data by Business Segment

Net sales
---------
  Systems Integration                               $2,708        $2,511          $ 7,980        $ 7,702
  Space Systems                                      1,400         1,614            4,345          5,332
  Aeronautical Systems                               1,214         1,500            3,980          3,974
  Technology Services                                  584           469            1,569          1,408
  Corporate and Other                                  251           255              674            670
                                                    ------        ------          -------        -------
                                                    $6,157        $6,349          $18,548        $19,086
                                                    ======        ======          =======        =======

Operating profit (loss)
-----------------------
  Systems Integration                               $  296        $  273          $   712        $   723
  Space Systems                                        101           256              268            750
  Aeronautical Systems                                 105           164              151            471
  Technology Services                                   29            39               97            102
  Corporate and Other                                   27            (2)              80             10
                                                    ------        ------          -------        -------
                                                    $  558        $  730          $ 1,308        $ 2,056
                                                    ======        ======          =======        =======

Intersegment revenue(a)
-----------------------
  Systems Integration                               $  163        $  161          $   499        $   508
  Space Systems                                         22             9               62             35
  Aeronautical Systems                                  25            15               68             43
  Technology Services                                  100           133              401            354
  Corporate and Other                                    8            16               38             45
                                                    ------        ------          -------        -------
                                                    $  318        $  334          $ 1,068        $   985
                                                    ======        ======          =======        =======

(a) Intercompany transactions between segments are eliminated in consolidation, and excluded from the net sales and operating profit (loss) amounts presented above.

                                             September 30,         December 31,
                                                1999                  1998
                                              --------              --------
                                                       (In millions)
Assets
------
  Systems Integration                        $ 13,320                $ 13,435
  Space Systems                                 4,773                   5,228
  Aeronautical Systems                          3,261                   3,593
  Technology Services                           1,501                   1,421
  Corporate and Other                           6,703                   5,067
                                             --------                --------
                                            $  29,558                $ 28,744
                                            =========                ========

NOTE 7 -- OTHER

  In June 1999, the Corporation recorded negative adjustments in the Aeronautical Systems segment totaling approximately $210 million which resulted from changes in estimates on the C-130J airlift aircraft program due to cost growth and a reduction in production rates, based on a current evaluation of the program's performance. These adjustments, net of state income tax

                          Lockheed Martin Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements (continued)

benefits, reduced earnings before income taxes and cumulative effect of change in accounting by $197 million, and decreased net earnings by $128 million, or $.33 per diluted share. Also in June 1999, the Corporation recorded negative adjustments in the Space Systems segment totaling approximately $90 million related to the Titan IV program which included the effects of changes in estimates for award and incentive fees resulting from the Titan IV launch failure on April 30, 1999, as well as a more conservative assessment of future program performance. These adjustments, net of state income tax benefits, reduced earnings before income taxes and cumulative effect of change in accounting by $84 million, and decreased net earnings by $54 million, or $.14 per diluted share.

  In February 1999, the Corporation sold 4.5 million of its shares in L-3 Communications Holdings, Inc. (L-3) as part of a secondary public offering by L-
3. This transaction resulted in a reduction in the Corporation's ownership to approximately seven percent and the recognition of a pretax gain of $114 million which is reflected in other income and expenses for the nine months ended September 30, 1999. The gain increased net earnings by $74 million, or $.19 per diluted share. After the transaction was consummated, the Corporation began accounting for its remaining investment in L-3 as an available-for-sale investment, as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, as of September 30, 1999, the investment in L-3 has been adjusted to reflect its current market value, and an unrealized gain of $30 million, which is net of income taxes, was included in stockholders' equity as a component of accumulated other comprehensive income.

  The components of comprehensive income for the three months and nine months ended September 30, 1999 consisted of the following:

                                          Three Months Ended  Nine Months Ended
                                            September 30,        September 30,
                                               1999                1999
                                             --------            --------
                                                     (In millions)


Net earnings                                 $ 217              $  89

Other comprehensive (loss) income:
        Net foreign currency translation        (9)               (13)
         adjustments
        Net unrealized (loss) gain             (15)                30
                                             -----              -----
                                               (24)                17
                                             -----              -----

Comprehensive income                         $ 193              $ 106
                                             =====              =====

  Comprehensive income was $318 million for the three months ended September 30, 1998 and $876 million for the nine months ended September 30, 1998, equal to net earnings for the respective periods, as the components of other comprehensive income were not material, individually or in the aggregate, in those periods.

  In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. As of September 30, 1999, CalComp had, among other actions, consummated sales of substantially all of its assets, terminated substantially all of its

                          Lockheed Martin Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements (continued)

work force, and initiated the corporate dissolution process under the applicable state statutes. The financial impacts of these actions were within the parameters established by the Corporation's plans and estimates. Management expects that the shutdown process, other than the resolution of matters in dispute or litigation, will be substantially completed by the end of 1999 and believes that the remaining amount recorded is adequate to complete the plan.

  Commercial paper borrowings of approximately $3.2 billion were outstanding at September 30, 1999. Of this amount, $2.0 billion has been classified as long-term debt in the Corporation's Unaudited Condensed Consolidated Balance Sheet based on management's ability and intention to maintain this level of debt outstanding for at least one year. Commercial paper borrowings are supported by a short-term revolving credit facility in the amount of $1.0 billion which expires on May 28, 2000, and a long-term revolving credit facility in the amount of $3.5 billion which expires on December 20, 2001. On November 3 and November 9, 1999, the Corporation borrowed $1.0 billion under the short-term revolving credit facility and $385 million under the long-term revolving credit facility, respectively. The Corporation will borrow an additional $1.0 billion under its long-term revolving credit facility on November 15, 1999, and may borrow additional amounts after that date. The proceeds from the above borrowings have been or will be used to repay maturing commercial paper.

  The Corporation's total interest payments were $490 million and $550 million for the nine months ended September 30, 1999 and 1998, respectively.

  The Corporation's federal and foreign income tax payments, net of refunds received, were $497 million and $155 million for the nine months ended September 30, 1999 and 1998, respectively.

  New accounting pronouncements adopted -- Effective January 1, 1999, the Corporation adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 provides authoritative guidance on accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which reduced net earnings for the nine months ended September 30, 1999 by $355 million, or $.93 per diluted share. The cumulative effect adjustment was recorded net of income tax benefits of $227 million, and was primarily composed of approximately $560 million of costs which were included in inventories as of December 31, 1998.

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

                          Lockheed Martin Corporation
  Notes to Unaudited Condensed Consolidated Financial Statements (continued)

flows under contracts with the U.S. Government. However, the impact of the adoption of SOP No. 98-1 was not material to the Corporation's consolidated results of operations, cash flows or financial position.

  New accounting pronouncements to be adopted -- In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides authoritative guidance on accounting and financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation, as further defined in the Statement. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000; however, early adoption is allowed, and initial application must be as of the beginning of a fiscal quarter. Additionally, SFAS No. 133 cannot be applied retroactively to prior periods. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Corporation is continuing its process of analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position, but has not yet reached any conclusions.

NOTE 8 -- SUBSEQUENT EVENTS

  In October 1999, the Corporation exited its commercial 3-D graphics business through a series of transactions. The combined effects of these transactions are expected to result in a pretax gain ranging from $40 million to $50 million, which will be recognized in the fourth quarter.

  Also in October 1999, the Corporation sold its remaining interest in L-3 Communications Holdings, Inc. This transaction is expected to result in a pretax gain of approximately $35 million to $45 million, which will be recognized in the fourth quarter.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

TRANSACTION AGREEMENT WITH COMSAT CORPORATION

  In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an agreement (the Merger Agreement) to combine the companies in a two-phase transaction (the Merger). In connection with the first phase of this transaction, the Corporation completed a cash tender offer (the Tender Offer) on September 18, 1999, after satisfaction of all conditions to its closing. As a result, the Corporation now owns approximately 49 percent of the outstanding common stock of COMSAT and will account for its investment under the equity method of accounting from October 1, 1999. The total value of this first phase of the transaction was $1.2 billion, and such amount is included in other assets in the September 30, 1999 Unaudited Condensed Consolidated Balance Sheet.

  On September 17, 1999, PanAmSat Corporation filed pleadings in the United States District Court of Appeals for the District of Columbia Circuit (the Court) seeking a review of certain actions taken by the FCC which resulted in the FCC's authorization to proceed with the Tender Offer. The Corporation and COMSAT have each filed pleadings stating their intention to intervene in the matters before the Court.

  The second phase of the transaction, which will result in consummation of the Merger, is to be accomplished by an exchange of one share of Lockheed Martin common stock for each remaining share of COMSAT common stock. Consummation of the Merger remains contingent upon the satisfaction of certain conditions, including the enactment of federal legislation necessary to remove existing restrictions on the ownership of COMSAT voting stock. Legislation necessary to remove these restrictions cleared the U.S. Senate on July 1, 1999. On November 10, 1999, the U.S. House of Representatives also passed legislation which, if adopted into law, would remove these restrictions. There are substantial differences between the two bills which the Corporation hopes will be resolved in conference. As it is likely that Congress will adjourn in the near future, there is no assurance that this will occur during this legislative session or at all, or that any legislation that does become law would not have an adverse effect on COMSAT's business. There are several features of the legislation that passed the U.S. House of Representatives that, if passed into law, would likely significantly injure COMSAT's business. Although the Corporation anticpiates a favorable outcome in conference, if Congress enacts legislation that the Corporation determines in good faith, after consultation with COMSAT, would reasonably be expected to have a Significant Adverse Effect on COMSAT's business (as defined in the Merger Agreement), the Corporation would have the right to elect not to complete the Merger.

  Following the passage of legislation, the FCC must approve the Merger. The Merger, upon consummation, will be accounted for under the purchase method of accounting. If the Merger is not completed by September 18, 2000, under the terms of the Merger Agreement, Lockheed Martin or COMSAT could terminate the Merger Agreement or elect not to exercise this right, or both parties could agree to extend this date. If the Merger is not consummated, the Corporation will not be able to achieve all of its objectives with respect to the COMSAT transaction and will be unable to exercise control over COMSAT.

STRATEGIC AND ORGANIZATIONAL REVIEW

  On September 27, 1999, Lockheed Martin announced the results of the strategic and organizational review that began June 9, 1999. As a result of this review, the Corporation announced plans to realign its businesses effective October 1, 1999 (as more fully described in Note 6, "Information on Business Segments"), and to evaluate the repositioning of certain businesses to maximize their value and growth potential and the divestiture of certain non-core business units.

The Corporation intends to evaluate alternatives relative to maximizing the value of three business units that serve the commercial information technology and state and local government services markets. These units have been identified by management as having high growth

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

potential, but are distinct from the Corporation's core business segments. As each of these businesses will require additional capital and expertise to fully maximize their value, the Corporation may seek support through strategic partnerships or joint ventures, or by accessing public equity markets, although the outcome of those efforts cannot be predicted.

  The Corporation also intends to evaluate the divestiture, subject to appropriate valuation, negotiation and approval, of certain business units in the aerospace electronics, control systems and environmental management lines of business. Based on preliminary data, and assuming that the potential divestiture transactions are approved by the Board and ultimately consummated in the future, management estimates that the potential one-time effects, if combined, could result in a decrease in the Corporation's net earnings of approximately $1 billion, primarily non-cash. However, the potential proceeds from these transactions, if consummated, could also generate in excess of $1 billion in cash, after transaction costs and associated tax payments, that will be used to repay debt. Financial effects that may result, if any, would be recorded when the transactions are consummated or when losses can be estimated. Management cannot predict the timing of the potential divestitures, the amount of proceeds that may be realized or whether any or all of the potential transactions will take place.

  On an ongoing basis, the Corporation will continue to explore the sale of various investment holdings and excess real estate, review its businesses to identify ways to improve organizational effectiveness and performance, and clarify and focus on its core business strategy.

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

  Consolidated net sales for the third quarter of 1999 were $6.2 billion, a three percent decrease from the $6.3 billion recorded for the comparable period in 1998. Decreases in net sales in the Space Systems and Aeronautical Systems segments more than offset increases in the Systems Integration and Technology Services segments. Consolidated net sales for the nine months ended September 30, 1999 were $18.5 billion, a three percent decrease from the $19.1 billion reported for the same period in 1998. A decrease in net sales in the Space Systems segment more than

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

offset increases in the remaining significant business segments. The Corporation's operating profit (earnings before interest and taxes) for the third quarter of 1999 was $558 million versus $730 million for the comparable 1998 period. This variance resulted from decreases in operating profit in the Space Systems and Aeronautical Systems segments. The Corporation's operating profit for the nine months ended September 30, 1999 was $1.3 billion, a 36 percent decrease from the $2.1 billion reported for the comparable 1998 period. As discussed more fully below, during the second quarter of 1999, the Corporation recorded negative adjustments resulting from changes in estimates on the C-130J and Titan IV programs.

  The Corporation recorded net earnings for the third quarter of 1999 of $217 million, or $.57 per diluted share, as compared to reported third quarter 1998 net earnings of $318 million, or $.83 per diluted share. The Corporation's net earnings for the nine months ended September 30, 1999 were $89 million, or $.23 per diluted share, as compared to reported net earnings of $876 million, or $2.30 per diluted share, for the nine months ended September 30, 1998. Third quarter 1999 net earnings included a pretax gain of $34 million associated with the sale of the Corporation's interest in Airport Group International as well as a $24 million pretax gain associated with the sale of certain surplus real estate. The combination of these two items contributed $35 million to net earnings, or $.09 per diluted share. No gains or losses related to transactions of a similar nature were included in the comparable 1998 period. In addition to the third quarter 1999 items noted above, pretax earnings for the first nine months of 1999 further included a $20 million write-down of the Corporation's investment in Iridium LLC and a pretax gain of $114 million resulting from the sale of 4.5 million shares of stock in L-3 Communications Holdings, Inc. (L-3) in a secondary offering of L-3's common stock. The combination of these four items increased net earnings for the first nine months of 1999 by $97 million, or $.25 per diluted share. Also, the Corporation adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999, which resulted in the recognition of a cumulative effect adjustment which reduced net earnings for the nine months ended September 30, 1999 by $355 million, or $.93 per diluted share. Pretax earnings for the first nine months of 1998 included a gain of $18 million related to an initial public offering of L-3's common stock in May 1998. This item contributed $12 million to net earnings, or $.03 per diluted share.

  The Corporation's backlog of undelivered orders was approximately $44.2 billion at September 30, 1999, versus $45.3 billion reported at December 31, 1998. The Corporation received orders for approximately $17.4 billion in new and follow-on business during the first nine months of 1999 which were more than offset by sales recorded during the period. Significant new orders received during 1999 principally related to various aircraft modification and maintenance, postal systems, technology services and surface ship systems activities.

  On September 27, 1999, the Corporation announced the results of the strategic and organizational review that began in June 1999. As a result of this review, the Corporation has implemented a new organizational structure, effective October 1, 1999, that realigns its core lines of business into four principal business segments. The following discussion of the results of operations of the Corporation's business segments reflects the new organizational structure based on information contained in "Note 6 -- Information on Business Segments" of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, including the financial data in the tables under the headings "Net sales" and "Operating profit (loss )".

  The Space Systems and Aeronautical Systems segments generally include programs that are substantially larger in terms of sales and operating results than those included in the other

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

segments. Accordingly, due to the significant number of smaller programs in the Systems Integration and Technology Services segments, the impacts of performance by individual programs typically are not as material to these segments' results of operations.

  Net sales of the Systems Integration segment for the quarter and nine months ended September 30, 1999 increased by eight percent and four percent, respectively, from the comparable 1998 periods. During the third quarter of 1999, the segment experienced sales volume increases of approximately $55 million from missiles and fire control activities, $45 million from tactical training systems, nearly $40 million from surface ship systems and $30 million from increased electronics systems activities in the United Kingdom. For the first nine months of 1999 as compared to 1998, the increase in net sales was attributable to nearly $100 million from surface ship systems, $90 million from postal program activities and $90 million from the segment's United Kingdom electronics systems activities. These year-to-date increases were partially offset by reduced volume on a number of the segment's maturing production programs. Operating profit for the quarter ended September 30, 1999 increased by eight percent from the amount reported for the comparable 1998 period as a result of the sales increases in missile and fire control activities and from United Kingdom electronics systems activities discussed above. In addition, during the third quarter of 1999, the U.S. Government announced its decision to advance the Theater High Altitude Area Defense (THAAD) missile program to the engineering and manufacturing development phase as a result of a second consecutive successful intercept. Consequently, the Corporation reversed a $20 million provision set aside in the first quarter of 1999 for potential failures on future flight tests. This offset the effect of the absence in the third quarter of 1999 of a favorable arbitration settlement the segment experienced during the third quarter of 1998. The increase in third quarter 1999 operating profit over the comparable period of 1998 reduced the decrease in operating profit for the nine months ended September 30, 1999 to two percent as compared to the nine months ended September 30, 1998.

  Net sales of the Space Systems segment decreased by 13 percent and 19 percent for the quarter and nine months ended September 30, 1999, respectively, as compared to the same 1998 periods. A majority of the third quarter 1999 decrease resulted from volume decreases in classified activities. The segment also experienced a reduction of approximately $40 million in commercial and civil satellite activities and volume decreases in military satellite programs of approximately $25 million. These decreases were somewhat offset by the successful launch of an Atlas launch vehicle during the third quarter of 1999. Nearly half of the year-to-date decrease in net sales resulted from volume decreases in classified activities. The segment was also negatively impacted by reductions in commercial and civil satellite activities of approximately $175 million and by reduced volume of military satellite programs of approximately $100 million. The segment completed one less Atlas launch in 1999 as compared to 1998. In addition, during the second quarter of 1999, the segment recorded negative adjustments related to the Titan IV program which included the effects of changes in estimates for award and incentive fees resulting from the Titan IV launch failure on April 30, 1999, as well as a more conservative assessment of future program performance. These adjustments reduced net sales by approximately $90 million. These decreases were somewhat offset by a $130 million increase in sales resulting from a greater number of Proton launches in 1999 versus the comparable 1998 period. Operating profit decreased by 61 percent and 64 percent for the quarter and nine months ended September 30, 1999, respectively, as compared to the same 1998 periods. Third quarter 1999 operating profit as compared to the same 1998 quarter decreased by $20 million related to commercial satellite performance. Also, during the third quarter of 1999, the segment experienced a launch vehicle contract cancellation, resulting in a charge of approximately $30 million. In addition, operating profit for the third quarter was adversely affected by the decline in classified sales volume discussed above and the expensing of start-up costs relating to launch vehicle investments. These decreases were

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

partially offset by a $24 million gain resulting from the sale of certain surplus property and the restoration in the third quarter of approximately $20 million of losses previously recorded on a military satellite contract. Operating profit was also favorably impacted by the third quarter Atlas launch mentioned previously. During the third quarter of 1998, the segment recorded an adjustment of $120 million, net of state income taxes, which resulted from a significant improvement in the Atlas II launch vehicle program related to the retirement of program and technical risk based upon an evaluation of the program's historical performance. The year-to-date decrease resulted from the impact of the Titan IV adjustments of $90 million and the third quarter 1998 favorable Atlas adjustment of $120 million discussed above. In addition, operating profit was adversely impacted by approximately $30 million related to the cancellation of the launch vehicle contract discussed above, a decrease of approximately $30 million from reduced fleet ballistic missile activities, and a $20 million write-down of the Corporation's investment in Iridium LLC. Volume decreases in classified activities and the expensing of start-up costs associated with launch vehicle investments accounted for more than half of the remaining variance.

  Net sales of the Aeronautical Systems segment for the quarter ended September 30, 1999 decreased by 19 percent as compared to the same 1998 period. Net sales for the nine months ended September 30, 1999 were consistent with the reported 1998 amount. The quarter-to-quarter decrease reflects a $240 million decrease in overall sales relating to the F-16 product area and a $50 million decrease in overall net sales associated with the C-130J transport aircraft. For the nine-month period in 1999 compared to the same 1998 period, sales increases from the C-130J program of nearly $550 million offset decreases in the F-16 product area. Operating profit decreased by 36 percent and 68 percent in the third quarter and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. A majority of the quarter-to-quarter decrease in operating profit is consistent with the decrease in net sales discussed above, with the remainder resulting from reduced C-130J margins as compared to the prior year. The year-to-date decrease principally reflects negative adjustments recorded during the second quarter of 1999 that resulted from changes in estimates in the C-130J program due to cost growth and a reduction in production rates, based on a current evaluation of the program's performance. These adjustments reduced operating profit by $210 million. The remaining decrease resulted from reduced F-16 sales volume.

  Net sales of the Technology Services segment for the quarter and nine months ended September 30, 1999 increased by 25 percent and 11 percent, respectively, from the comparable 1998 periods. The increases for both the quarter and nine-month periods related principally to recorded net sales of approximately $85 million and $190 million, respectively, related to the operations under the Consolidated Space Operations Contract, which was awarded in September 1998. Operating profit for the quarter and nine months ended September 30, 1999 decreased by $10 million and $5 million, respectively, from the comparable 1998 periods. The third quarter 1999 decrease resulted from the timing of award fees on certain energy related contracts as well as from the absence of earnings from a contract to manage two uranium enrichment facilities which expired during the second quarter of 1999. The year-to-date decrease principally resulted from the timing of award fees discussed earlier, offset by improved performance in the segment's aircraft maintenance and modification lines of business.

  Net sales of the Corporate and Other segment for the quarter and nine months ended September 30, 1999 were consistent with the comparable 1998 amounts. Increases in sales volume of approximately $30 million for the third quarter and $85 million for the year-to-date period resulting from information technology programs and state and municipal services contracts were offset by the absence in 1999 of sales recorded by the segment's CalComp subsidiary in the

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

third quarter and nine-month period of 1998 of $35 million and $115 million, respectively. CalComp has not operated during 1999, consistent with the Corporation's actions in the fourth quarter of 1998 surrounding the decision to fund a timely non-bankruptcy shutdown of CalComp's business. The segment's operating profit for the quarter ended September 30, 1999 included a $34 million pretax gain resulting from the sale of the Corporation's investment in Airport Group International, which develops and operates airport terminals. This gain, combined with the absence in 1999 of losses from the segment's commercial products businesses during 1998, more than offset operating losses of $27 million incurred by Global Telecommunications during the third quarter of 1999. Operating profit for the nine months ended September 30, 1999 increased significantly compared to the same period in 1998. Included in operating profit for the nine-month period of 1999 was a $114 million pretax gain from the sale of L-3 common stock discussed above. The segment's $34 million gain on the sale of the investment in Airport Group International and the absence in 1999 of losses incurred by the CalComp subsidiary in 1998 were offset by operating losses of $74 million incurred by Global Telecommunications. As discussed in "Note 7 -- Other" of the Notes to Unaudited Condensed Consolidated Financial Statements, CalComp is continuing its timely non-bankruptcy shutdown and management expects that the shutdown process, other than the resolution of matters in dispute or litigation, will be substantially completed by the end of 1999. In addition, the segment incurred increased costs related to start-up activities on certain municipal services contracts and a write-off of inventory related to a terminated information technology outsourcing program.

LIQUIDITY AND CAPITAL RESOURCES

  The decrease in cash provided by operating activities between the first nine months of 1999 and the same period in 1998 is consistent with the corresponding decrease in earnings before cumulative effect of change in accounting principle for the same periods. Net cash used for investing activities during the first nine months of 1999 was $1.6 billion, compared to $350 million used during the first nine months of 1998. The 1999 amount includes the payment of approximately $1.2 billion for the acquisition of 49 percent of COMSAT discussed above, offset by the receipt of $182 million of proceeds from the sale of L-3 common stock. Net cash provided by financing activities was $897 million during the first nine months of 1999 versus $174 million used for financing activities in the comparable 1998 period. The variance between periods was primarily due to a $1.1 billion increase in the Corporation's total debt during the first nine months of 1999 to initially finance the consummation of the COMSAT Tender Offer.

  Commercial paper borrowings of approximately $3.2 billion were outstanding at September 30, 1999. Of this amount, $2.0 billion has been classified as long-term debt in the Corporation's Unaudited Condensed Consolidated Balance Sheet based on management's ability and intention to maintain this level of debt outstanding for at least one year. Commercial paper borrowings are supported by a short-term revolving credit facility in the amount of $1.0 billion which expires on May 28, 2000, and a long-term revolving credit facility in the amount of $3.5 billion which expires on December 20, 2001. On November 3 and November 9, 1999, the Corporation borrowed $1.0 billion under the short-term revolving credit facility and $385 million under the long-term revolving credit facility, respectively. The Corporation will borrow an additional $1.0 billion under its long-term revolving credit facility on November 15, 1999, and may borrow additional amounts after that date. The proceeds from the above borrowings have been or will be used to repay maturing commercial paper.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

  Total debt, including short-term borrowings, amounted to approximately 66 percent of total capitalization at September 30, 1999, a slight increase from 64 percent reported at December 31, 1998. During the first nine months of 1999, total stockholders' equity decreased by $11 million due to the payment of $258 million in dividends, offset principally by reported year-to-date net earnings of $89 million and employee stock option and ESOP activity of $140 million.

  The Corporation ultimately expects to finance a portion of the COMSAT Tender Offer through its disposition of various investment holdings; however, the Tender Offer was initially financed through the issuance of debt obligations, as market conditions and limitations on the Corporation's ability to dispose of such investments did not allow disposition prior to completion of the Tender Offer.

  In January 1999, the Corporation filed a shelf registration with the Securities and Exchange Commission to provide for the issuance of up to $2.5 billion in debt securities. The registration statement was declared effective in the first quarter of 1999. On November 5, 1999, the Corporation announced its intention to issue approximately $2.0 billion of intermediate and long-term debt securities under this shelf registration. The proceeds from the offering will be used for general corporate purposes, including the repayment of commercial paper. On November 10, 1999, the Corporation entered into agreements with third parties to hedge against interest rate fluctuations relating to a portion of this proposed debt offering, and expects to close such agreements on the date on which the interest rates and other terms related to the debt securities are set.

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

  The Program was designed to achieve the Corporation's overall goal of Year 2000 readiness in advance of the century change. The Corporation views Year 2000 awareness as a continuous phase of the Program that has resulted in distribution of news letters, development of internal and external web sites and an internal Year 2000 Awareness Week. During 1998, the Assessment phase was completed. As of September 30, 1999, the Renovation, Validation and Implementation phases were completed with few exceptions that include planned new and contingency implementations. The remainder of 1999 will be used to address late availability of vendor or government furnished equipment, monitor the status of Year 2000 compliance of vendors and customers (related to both products and readiness), and complete planned replacement of systems and business continuity plans.

  Business continuity planning is required to ensure a smooth transition into the Year 2000. The purpose is to identify and mitigate risks that may disrupt the Corporation's operations or its ability to meet commitments. Business continuity teams have been identified, and command centers, call-out procedures and emergency procedures are being established. Each business unit has identified and is focusing business continuity planning on its critical first quarter Year 2000 operations. Lockheed Martin has developed guidelines for when contingency plans are required and a standard template for use in documenting such plans. For example, contingency plans have been developed for any work that is scheduled to be completed after June 1999, and for new system implementations where schedule or technical issues are assessed to be significantly at risk, in which case renovation of legacy systems has been or will be performed. Lockheed Martin has established a moratorium period regarding any changes to its systems and environments from November 30, 1999 through January 15, 2000, the purpose of which is to manage these compliant systems and environments and to mitigate risk associated with major changes or implementations prior to the Year 2000. Additionally, while management believes that most of the Corporation's non-IT systems will function without substantial compliance problems, preparation for events that are generally outside the direct control of the Corporation (e.g. loss of power or telecommunications capabilities) have been included as part of business continuity planning. The Corporation's plans include coordination with existing emergency or crisis management teams within our facilities to ensure that appropriate scenarios are utilized in training and drills during 1999.

  Management currently estimates that total costs of the Program will be less than $80 million, approximately $70 million of which had been expended through September 30, 1999. These costs have not been material to the Corporation's consolidated results of operations, cash flows or

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

financial position for any prior period and, based on information available at this time, are not expected to be material in any future period. The remaining costs are expected to be directed primarily toward business continuity planning activities. These estimates include internal costs as well as costs for outside consulting services, but do not include estimated costs for system replacements which were not accelerated due to Year 2000 issues. No significant IT projects have been deferred due to Year 2000 efforts. The costs incurred for the Program are allowable in establishing prices for the Corporation's products and services under contracts with the U.S. Government. Therefore, a substantial portion of these costs are being reflected in the Corporation's sales and cost of sales.

  The costs to implement and the time frame contemplated by the Program are based on management's estimates, which were derived utilizing numerous assumptions related to future events, including each vendor's ability to modify proprietary software, the ability of other third parties (including domestic and foreign customers and suppliers) to successfully address their Year 2000 issues, unanticipated issues identified in executing the Program, and other similar uncertainties. While the Corporation expects to resolve all Year 2000 risks without a material adverse impact to its consolidated results of operations, cash flows or financial position, there can be no guarantee that the objectives of the Program will be achieved. To mitigate this risk, the Corporation has formal measurement and reporting processes in place. For example, internal auditors meet weekly with Program personnel to review the current status of the Program and related issues, and Program reviews are conducted monthly with each of the Corporation's segments and quarterly at the business unit level. In addition, updates are presented periodically to executive management, the Board of Directors and the Audit and Ethics Committee. The Corporation has obtained additional assurance through the use of internal independent test environments, third party verification of randomly selected renovated and validated applications, and internal audits designed to ensure Year 2000 readiness. Program assessments have been conducted by customers and the Defense Contract Audit Agency throughout the Program. With respect to third parties, the Corporation is aware that a number of its domestic and foreign suppliers and customers have just recently begun to aggressively address their Year 2000 issues and, therefore, believes there is risk associated with their achieving timely Year 2000 compliance. To mitigate this risk, formal communication with all of the Corporation's key suppliers and customers (including banks and U.S. Government customers) has been initiated as part of the Program. In response to this communication, the Corporation has received differing levels of information from these third parties to assist in the assessment of their Year 2000 readiness; however, in most cases, the Corporation is unable to verify the accuracy of their responses. Based on information available at this time, management believes that Program activities to date are consistent with the Program's design.

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

OTHER MATTERS

  As more fully described in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed price contract with the U.S. Department of Energy (DOE) for the remediation of waste found in Pit 9. The Corporation has been unsuccessful to date in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DOE's direction, terminated the Pit 9 contract for default. At the same time, the Corporation filed a lawsuit seeking to overturn the default termination. Subsequently, the Corporation took actions to raise the status of its request for equitable adjustment to a formal claim. Also in 1998, the management contractor, again at the DOE's direction, filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. In January 1999, the U.S. District Court in Idaho granted the Corporation's motion and stayed the Idaho proceeding until resolution of the motion to dismiss the lawsuit in the U.S. Court of Federal Claims, or until August 2, 1999. A status conference was held in the U.S. District Court in Idaho on August 2, 1999, following which the Court ordered discovery to commence. In the U.S. Court of Federal Claims, on October 1, 1999, the Court stayed the DOE's Motion to Dismiss the Corporation's lawsuit, finding that the Court has jurisdiction. Also, the U.S. Court of Federal Claims ordered discovery to commence and gave leave to the DOE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.

  As more fully described in Management's Discussion and Analysis in Lockheed Martin's 1998 Annual Report on Form 10-K (Form 10-K), the Corporation is involved in two joint ventures with Russian government-owned space firms. The operations of these joint ventures include marketing Proton launch services, which are subject to a U.S. Government-imposed quota on the number of Russian launches of satellites into certain orbits. The majority of customer advances received for Proton launch vehicle services is forwarded to Khrunichev State Research and Production Space Center, a launch vehicle manufacturer in Russia. Significant portions of these advances would be required to be refunded to customers if launch services were not provided within the contracted time frame. Through September 30, 1999, launch services provided through these joint ventures have been in accordance with contract terms.

  At September 30, 1999, approximately $685 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred (no portion of this amount is related to launches in excess of the quota), and approximately $800 million of payments to the Russian manufacturer for launches not yet provided was included in inventories (approximately $220 million of this amount is related to launches in excess of the quota). The amount above related to launches in excess of the quota was determined taking into account the quota increase from 16 to 20 launches approved by the U.S. Government in July 1999, and was determined without regard to the quota's current expiration date of December 31, 2000. Based on management's current estimates as to the number and timing of Proton launches during the remaining period of the quota, planned Proton launches that would be subject to the quota are not expected to exceed the quota's current limitations. There can be no assurance, however, that the

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

number, timing or types of anticipated launches will not change, or that the quota will not be renewed or its expiration date extended. Such changes could impair the Corporation's ability to achieve certain of its business objectives related to launch services, satellite manufacture and telecommunications market penetration. Management is continuing to work toward eliminating any U.S. Government limitation on the number of Russian launches.

  Also as more fully described in Management's Discussion and Analysis in its Form 10-K, the Corporation is involved in agreements with RD AMROSS, a Russian manufacturer of booster engines, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's launch vehicles. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Included in inventories at September 30, 1999 and December 31, 1998 were payments made under these agreements of approximately $55 million and $100 million, respectively.

  In July 1999, the House of Representatives approved a defense budget that omitted funding for initial production of the F-22 fighter aircraft. In October 1999, Congress approved a defense budget that restored funding for the development of the same number of F-22 aircraft as originally planned. Since the funding approved is for the development of the aircraft and not for initial production, Congress will still need to determine whether to approve funding for initial production at a future date.

FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. The Corporation is necessarily subject to various risks and uncertainties and, therefore, actual outcomes are dependent upon many factors, including, without limitation, our successful performance of internal plans; the outcome of legislation to permit completion of the COMSAT transaction; the successful resolution of our Year 2000 issues; government customers' budgetary constraints; customer changes in short-range and long-range plans; domestic and international competition in the defense, space and commercial areas; product performance; continued development and acceptance of new products; timing of product delivery and launches, including timing issues resulting from Proton launches being placed on hold pending completion of reviews related to recent launch failures; performance issues with key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes, including uncertainty regarding the full funding of the F-22 program; the outcome of contingencies including completion of acquisitions and divestitures, litigation and environmental remediation; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

   For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 19 through 21 and pages 21 through 23, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 25 of the 1998 Annual Report, and "Note 1 -- Summary of Significant Accounting Policies," "Note 2 -- Transaction Agreement with COMSAT Corporation" and "Note 16 -- Commitments and Contingencies" of the Notes to Consolidated Financial Statements on pages 32 through 34, page 34, and pages 42 through 43, respectively, of the Audited Consolidated Financial Statements included in the 1998 Annual Report and incorporated by reference into the Form 10-K; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 27 of this Form 10-Q, and "Note 2 -- Transaction Agreement with COMSAT Corporation," "Note 5 - Contingencies," "Note 7 - Other," and "Note 8 - Subsequent Events" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 6 through 7, pages 9 through 11, pages 12 through 15, and page 15, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          Lockheed Martin Corporation
                          Part II - Other Information

Item 1. Legal Proceedings

  The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, both as specifically described below, in the Corporation's Annual Report on Form 10-K and in its first and second quarter 1999 Quarterly Reports on Form 10-Q, or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's results of operations or financial position.

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

  The following describes developments of previously reported matters that have occurred since filing of the Corporation's 1998 Annual Report on Form 10-K and its first and second quarter 1999 Quarterly Reports on Form 10-Q. See the "Legal Proceedings" section of those Reports for a description of previously reported matters. There have not been any new matters in the third quarter of 1999.

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

  On June 1, 1998, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. In addition, on July 21, 1998, the Corporation withdrew the REA previously submitted to the DOE and replaced it with a certified REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)

its status to that of a formal claim. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. District Court in Boise, Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The Corporation intends to resist this action while continuing to pursue its certified REA. On January 26, 1999, the U.S. District Court in Idaho granted the Corporation's motion and stayed the Idaho proceeding until resolution of the motion to dismiss the lawsuit in the U.S. Court of Federal Claims, or until August 2, 1999. A status conference was held in the U.S. District Court in Idaho on August 2, 1999, following which the Court ordered discovery to commence. In the U.S. Court of Federal Claims, on October 1, 1999, the Court stayed the DOE's Motion to Dismiss the Corporation's lawsuit, finding that the Court has jurisdiction. Also, the U.S. Court of Federal Claims ordered discovery to commence and gave leave to the DOE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

    1.  Exhibit 3.  Bylaws of Lockheed Martin Corporation, as amended.

        In October 1999, the Board of Directors amended several provisions of the Corporation's Bylaws. Among other amendments, the Board revised the Bylaws relating to advance notice requirements for stockholders desiring to bring nominations or other business before a stockholders' meeting. This does not impact the process or timing for stockholder proposals submitted for inclusion in the Corporation's proxy statement under Rule 14a-8 of the Securities Exchange Act of 1934. The Bylaws, as amended, require that stockholders must deliver written notice of nominations or new business proposals to the Secretary of the Corporation at its principal executive office, 6801 Rockledge Drive, Bethesda, Maryland 20817, not less than 90 days nor more than 120 days prior to the anniversary date of the mailing of the notice of the preceding year's annual meeting. The former requirement was not less than 90 days nor more than 120 days prior to the anniversary date of the preceding year's annual meeting. Since the notice of the 1999 Annual Meeting of Stockholders of the Corporation was mailed on March 19, 1999, to be properly brought before the 2000 Meeting, written notice of nominations or other business to be introduced by a stockholder of the Corporation must be received by the Corporate Secretary between the dates of November 24, 1999 and December 24, 1999, inclusive.

        In addition, the Bylaws were amended to state, consistent with the Corporation's Charter, that the minimum number of directors would not be less than twelve, and to provide that the Corporation has opted out of the Maryland Control Share Acquisition Act.

    2. Exhibit 12. Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1999.

    3. Exhibit 27. Financial Data Schedule for the nine months ended September 30, 1999.

(b) Reports on Form 8-K filed in the third quarter of 1999.

    1. Current report on Form 8-K filed on July 22, 1999.

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)

     Item 5.  Other Events

          The Corporation filed information contained in its press release dated July 20, 1999 concerning its results of operations for the quarter ended June 30, 1999.

     Item 7.     Financial Statements and Exhibits

          Lockheed Martin Corporation Press Release dated July 20, 1999.


2. Current report on Form 8-K filed on September 7, 1999.

     Item 5.  Other Events

          The Corporation filed information regarding the status of compliance with a request for additional information issued by the Antitrust Division of the Department of Justice in the Hart-Scott Rodino Act antitrust review process as to the Corporation's simultaneous ownership of shares of Loral Space & Communications Ltd. and shares of COMSAT Corporation (COMSAT) following consummation of the tender offer for COMSAT shares.

3. Current report on Form 8-K filed on September 16, 1999.

     Item 5.  Other Events

          The Corporation filed information contained in its press release dated September 15, 1999 which reported on the status of its pending tender offer and merger related to COMSAT, particularly one of the conditions to the tender offer regarding the Federal Communications Commission.

     Item 7.     Financial Statements and Exhibits

          Lockheed Martin Corporation Press Release dated September 15, 1999.

4.  Current report on Form 8-K filed on September 16, 1999.

     Item 5.  Other Events

          The Corporation filed information contained in its press release dated September 16, 1999 which reported on the status of its pending tender offer and merger related to COMSAT, particularly one of the conditions to the tender offer regarding the Department of Justice.

     Item 7.     Financial Statements and Exhibits

          Lockheed Martin Corporation Press Release dated September 16, 1999.

5.  Current report on Form 8-K filed on September 20, 1999.

     Item 5.  Other Events

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)

          The Corporation filed information contained in its press release dated September 18, 1999 which reported on the completion of the Corporation's tender offer for up to 49% of COMSAT.

     Item 7.     Financial Statements and Exhibits

          Lockheed Martin Corporation Press Release dated September 18, 1999.

(c)  Reports on Form 8-K filed subsequent to the third quarter of 1999.

 1.  Current report on Form 8-K filed on October 4, 1999.

     Item 5.  Other Events

          The Corporation filed information contained in its September 27, 1999 announcement of the results of the strategic and organizational review that began June 9, 1999. As a result of this review, the Corporation announced plans to realign its businesses, flatten its management structure, reduce corporate staff, evaluate the divestiture of non-core operations, and enhance financial management processes. The new organizational structure took effect October 1, 1999.

  2. Current report on Form 8-K filed on October 27, 1999.

     Item 5.  Other Events

          The Corporation filed information in relation to its September 27, 1999 announcement of the results of the strategic and organizational review that began June 9, 1999. As a result of this review, the Corporation implemented a new organizational structure, effective October 1, 1999, that realigns its core lines of business into four principal business segments. The information filed includes a brief description of the activities of each business segment and unaudited selected financial data by business segment for certain periods which reflect the organizational realignment.

  3. Current report on Form 8-K filed on October 29, 1999 (as amended by a Form 8-K/A filed on November 2, 1999).

     Item 5.  Other Events

          The Corporation filed information contained in three press releases, each dated October 29, 1999. The Corporation filed information contained in its first press release concerning its results of operations for the quarter ended September 30, 1999 and financial outlook for the year 2000. The Corporation also filed information contained in its second press release which announced the retirement of Peter B. Teets, the Corporation's President and COO, from the Corporation and his position on the Board of Directors. Effective immediately, Chairman and CEO Vance Coffman will also assume COO duties. The Corporation also filed information contained in its third press release which announced the retirement of James A. "Micky" Blackwell, the Executive Vice President of the

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)

          Corporation's Aeronautical Systems business area. Dain M. Hancock was announced as his successor.

     Item 7.     Financial Statements and Exhibits

          Three Lockheed Martin Corporation Press Releases, each dated October 29, 1999.

                          LOCKHEED MARTIN CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LOCKHEED MARTIN CORPORATION
                                     ---------------------------
                                             (Registrant)


Date:     November 12, 1999          by:    /s/Todd J. Kallman
       -----------------------             --------------------------------
                                           Todd J. Kallman
                                           Vice President and Controller
                                           (Chief Accounting Officer)