Form 10-K
period 1999-12-31
LOCKHEED MARTIN CORP
filed 2000-03-09
CIK 936468

                                 United States               Filed March 9, 2000
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission file number 1-11437

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $7.36 billion as of January 31, 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 398,164,999 shares outstanding as of January 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation's 1999 Annual Report to Shareholders are incorporated by reference in Parts I and II of this Form 10-K.

Portions of Lockheed Martin Corporation's 2000 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.         BUSINESS

General

     Lockheed Martin Corporation ("Lockheed Martin," which also may be referred to as "we," "us," or "our") is a highly diversified global enterprise that principally researches, designs, develops, manufactures and integrates advanced technology systems, products and services. In March 1995, we were formed by combining the businesses of Martin Marietta Corporation (Martin Marietta) and Lockheed Corporation (Lockheed). We are a Maryland corporation.

     Throughout this Form 10-K, we "incorporate by reference" information from parts of other documents filed with the Securities and Exchange Commission
(SEC). The SEC allows us to disclose important information by referring to it in this manner and you should review such information.

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

Transaction Agreement with COMSAT Corporation


     In September 1998, we entered into an agreement with COMSAT Corporation (COMSAT) to combine the business of COMSAT with the business of one of our subsidiaries in a two-phase transaction (Merger Agreement) with an estimated value for COMSAT's stockholders of approximately $2.7 billion as of the date of the Merger Agreement. The Merger Agreement was approved by Lockheed Martin's and COMSAT's Boards of Directors.

     In connection with the first phase of this transaction, we completed a cash tender offer (Tender Offer) on September 18, 1999, at which time we accepted for payment approximately 26 million shares of COMSAT common stock, representing approximately 49 percent of the outstanding common stock of COMSAT, for $45.50 a share pursuant to the terms of the Merger Agreement. The total value of this phase of the transaction was $1.2 billion, and such amount is included in investments in equity securities in the December 31, 1999 financial statements.

     The consummation of the Tender Offer was subject to, among other things, the approval of the second phase of the transaction (Merger) by the stockholders of COMSAT and certain regulatory approvals, including approval by the Federal Communications Commission (FCC) and antitrust clearance by the Department of Justice (DOJ). On August 20, 1999, the stockholders of COMSAT approved the Merger at COMSAT's annual stockholders meeting. On September 15, 1999, the FCC issued an order allowing us to merge a COMSAT common carrier subsidiary into one of our subsidiaries. The order also designated the subsidiary as an "authorized carrier" under the Communications Satellite Act of 1962 (Satellite Act), thereby allowing the subsidiary to acquire and hold up to 49 percent of COMSAT's common stock. On

September 16, 1999, the DOJ, whose analysis included consideration of both phases of the proposed transaction, stated that it did not intend to move to enjoin consummation of the proposed transaction. We account for our 49 percent investment in COMSAT under the equity method of accounting.

     On September 17, 1999, PanAmSat Corporation (PanAmSat) filed pleadings in the United States District Court of Appeals for the District of Columbia Circuit (Court) seeking a review of the FCC order described above. Lockheed Martin and COMSAT intervened in the matters before the Court in support of the FCC. PanAmSat characterizes the FCC's order as arbitrary, capricious or otherwise contrary to law on a number of grounds including allegations that the FCC has permitted us to take de facto control of COMSAT in violation of the Communications Act of 1934 and the Satellite Act, that the Satellite Act never intended for a single authorized carrier to hold such a large block of COMSAT's common stock and that the FCC erred or violated its own rules in issuing the order. We believe that PanAmSat's appeal is without merit and we intend to continue our support of the actions taken by the FCC.

     The second phase of the transaction, which will result in consummation of a merger of COMSAT with another of our subsidiaries, is to be accomplished by an exchange of one share of our common stock for each remaining share of COMSAT common stock. Consummation of the Merger remains contingent upon the satisfaction of certain conditions, including the enactment of federal legislation necessary to remove existing restrictions that prohibit anyone from owning more than 50% of COMSAT's outstanding common stock. Legislation necessary to remove these restrictions cleared the U.S. Senate on July 1, 1999. On November 10, 1999, the U.S. House of Representatives also passed legislation that, if adopted into law, would remove these restrictions.

     There are substantial differences between the two bills, and significant issues raised by the House bill in particular which, if not resolved satisfactorily, would likely have a Significant Adverse Effect on COMSAT (as defined in the Merger Agreement). We hope these issues will be favorably resolved in conference. In early 2000, sponsors of the two different bills announced a compromise agreement that, if adopted, would address many of the issues raised by the House bill. It is now expected that legislation that reflects the compromise agreement will be enacted before May 2000. There is no assurance that legislation will be passed, that it will be passed in this time frame, or that any legislation that does become law would not have an adverse effect on COMSAT's business. If Congress enacts legislation that we determine in good faith, after consultation with COMSAT, would reasonably be expected to have a Significant Adverse Effect on COMSAT, we would have the right to elect not to complete the Merger.

     Before the Merger can occur, we must file Hart-Scott-Rodino notification and report forms with the Federal Trade Commission and the DOJ regarding our acquisition of minority interests in two businesses held by COMSAT. In addition, following the passage of legislation, we must submit, and the FCC must approve, an application for authorization to transfer control of COMSAT to us before the Merger may occur. The precise nature of the FCC approval requirement will, however, depend upon the details of any legislation enacted by Congress.

     We do not know when or if Congress will adopt satellite reform legislation, or whether any legislation that is adopted will permit the completion of the Merger or whether the necessary governmental approvals will be obtained. If the Merger is not completed on or before September

18, 2000, under the terms of the Merger Agreement, COMSAT or we could terminate the Merger Agreement, or elect not to exercise this right and extend this date. If consummated, the Merger will be accounted for under the purchase method of accounting. If the Merger is not consummated, we will not be able to achieve all of our objectives with respect to the COMSAT transaction and will be unable to exercise control over COMSAT.

  In August 1998, we formed Lockheed Martin Global Telecommunications, Inc., a wholly-owned subsidiary (LMGT), to focus on expanding our presence in the global telecommunications services market. Subsequently, we transferred various assets, including investments in several existing joint ventures from some of our other business areas to LMGT. The transfer was effective in January 1999. A second transfer of additional assets occurred later in 1999. If the COMSAT transaction is consummated, we intend to combine COMSAT's operations with those of LMGT. Whether or not the COMSAT transaction is consummated, given the substantial investments necessary for the growth of the global telecommunications services business, LMGT may seek strategic partners and may also seek to access the public markets to raise capital. There can be no assurance that LMGT will be successful in these endeavors.


Business Segments

     We operate through four principal business segments:

 .   Systems Integration -- Includes missiles and fire control, naval
    -------------------
    electronics and surveillance systems, platform integration, aerospace electronics, control systems, and command, control, communications, computers and intelligence (C4I) lines of business;

 .   Space Systems -- Includes space launch, commercial and government
    -------------
    satellites, and strategic
    missiles lines of business;

 .   Aeronautical Systems -- Includes tactical aircraft, airlift, and
    --------------------
    aeronautical research and development lines of business; and

 .   Technology Services - Includes federal technology services line of
    -------------------
    business.

     All other operations are grouped in "Corporate and Other," which includes LMGT (which has operational responsibility for our investment in COMSAT) and certain other joint ventures and businesses. "Corporate and Other" also includes three lines of businesses identified as possible candidates for strategic alliances or divestiture.

     Comparative segment revenues, profits and related financial information for 1999, 1998, and 1997 are provided in the table entitled "Selected Financial Data by Business Segment" in "Note 17-Information on Industry Segments and Major Customers" on pages 62-63 of our 1999 Annual Report to Shareholders.

Systems Integration

     Our Systems Integration segment is comprised of multiple operating units, engaged mainly in U.S. defense work. Systems Integration's core businesses are missiles and fire control; naval electronics and surveillance systems; electronics platform integration; aerospace electronics; control systems; and command, control, communications, computers and intelligence (C4I) systems. Major products and capabilities include anti-armor, air-to-surface and surface-to-surface missiles; air and theater missile defense systems; electro-optical and fire control systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; command and control (C2) systems for naval, airborne and ground applications; simulation and training systems; logistics management; government and commercial information technology systems; intelligence, surveillance and reconnaissance systems; air traffic control systems; postal automation systems; land, sea and air-based radars; and electronic warfare systems. Portions of the segment's activities involve classified programs for the U.S. Government.

     In 1999, the segment's net sales represented 42.9% of our net sales.

     The Missiles and Fire Control business produces air and missile defense systems, tactical battlefield missiles and precision guided weapons and munitions. The Naval Electronics and Surveillance Systems business provides products and services, including shipboard electronics integration, surface ship and submarine combat systems, sensors and missile launching systems. The Electronics Platform Integration business performs systems integration of mission specific combat suites in areas including anti-submarine warfare, electronic warfare, surveillance and reconnaissance, and postal automation. The C4I (Command, Control, Communications, Computers and Intelligence) business provides intelligence, reconnaissance and surveillance systems; federal information management solutions such as automated fingerprint identification systems; and simulation and training systems and services. The C4I business also includes Air Traffic Management which develops and integrates advanced air traffic control systems, including area, terminal, and tower automation, radar and flight data processing, and system infrastructure development; and implements advanced capabilities for communications, navigation and surveillance/air traffic management.

     In September 1999 and January 2000, we identified several operations within the segment as candidates for potential divestiture. These include the:

 .   Aerospace Electronics business, and

 .   Control Systems business.

     Major new business wins during 1999 included training systems for the C-130 and F-16, two of the world's most widely used military aircraft; the ground systems portion of a major classified program; and the Tactical Tomahawk Weapon Control System for U.S. Navy surface and undersea combatants. Enhancing our stature as an international business partner, we were part of a multinational team selected by the governments of the United States, Germany and Italy to develop the Medium Extended Air Defense System (MEADS). Other significant international programs initiated during 1999 include a frigate upgrade program for the Royal Australian Navy; sales of radars and maritime traffic management systems to customers in Europe, Asia and Africa; and a postal automation program in the United Kingdom, marking further expansion of a business in a fast-growing market to which we have transferred core skills. Examples of our ability to effectively transfer skills to an adjacent market with growth potential include our selection in 1999 by General Motors Corporation to provide information management services for three of the auto manufacturer's organizations and an order from New York City Transit for 125 Hybrid Electric Vehicles.

     During 1999, Systems Integration companies also received follow-on orders for established programs including the U.S. Navy's AEGIS weapon control system; the Army Tactical Missile System (ATACMS); the Multiple Launch Rocket System
(MLRS); the Low Altitude Navigation and Targeting Infrared System for Night (LANTIRN) system, used aboard U.S. and international aircraft; and the Navy's SH-60R multi-mission helicopters.

     In support of the United States' air and missile defense initiatives, we demonstrated the feasibility of hit-to-kill technology during 1999 with two successful test flights of the Theater High Altitude Area Defense (THAAD) system. In addition, we had two intercepts of target warheads by the Patriot Advanced Capability-3 (PAC-3) Missile. Other significant program milestones during 1999 included the first powered flight of the Joint Air-to-Surface Standoff Missile (JASSM), under development by the U.S. Air Force, the U.S. Navy and international customers; completion of the Display System Replacement program for the U.S. Federal Aviation Administration; and delivery of the Integrated Automated Fingerprint Identification System to the Federal Bureau of Investigation. In addition, Systems Integration businesses continued to document their software development capabilities via independent assessments under the Carnegie Mellon Software Engineering Institute (SEI) Capability Maturity Model (CMM). At December 31, 1999, four Systems Integration businesses were assessed at Level 5, the highest rating possible. This earned us more Level 5 assessments than any other company and four out of only 12 earned by the more than 1,200 companies assessed through 1999.

     The segment is heavily dependent on both military and civilian agencies as a customer. In 1999, U.S. Government customers accounted for over three-quarters of the segment's total net sales.

Space Systems

     In January 2000, we announced that the Space Systems segment was consolidated into one operating unit named the Lockheed Martin Space Systems Company, with headquarters in

Denver, Colorado. Reporting to the Space Systems Company are operations in Sunnyvale, California, Denver, Colorado and New Orleans, Louisiana as well as operating units such as Special Programs, International Launch Services (ILS) and Commercial Space Systems. The segment conducts most of its business through its Denver Operations, Sunnyvale Operations and Michoud Operations units. A substantial portion of the segment's activities involves classified programs for the U.S. Government.

     In 1999, the segment's total net sales represented 22.8% of our net sales.

     The segment's Denver Operations unit designs, develops, manufactures and integrates advanced technology systems for space and defense. Principal products include the Titan and Atlas family of launch vehicles. Through our joint venture with two Russian aerospace companies, (which joint venture is consolidated in our financial statements), we also provide Proton rocket launch vehicle services. In July 1999, we signed a memorandum of agreement with our Russian partner, Khrunichev State Research and Production Space Center, that granted us and our subsidiary, ILS, exclusive rights to market the new Russian-built Angara launch vehicle that is currently in development. During 1999, there was an industry-wide slowdown of new launch orders and delays in launches due to several launch failures, including failures involving our Titan IV and Proton launch vehicles as well as failures of third party launch vehicles.

     The segment's Sunnyvale Operations unit designs, develops, manufactures and integrates strategic missiles and spacecraft for communications, Earth observation, scientific and navigation missions for military and civilian government agencies and commercial customers. Principal products include the Trident II submarine-launched fleet ballistic missile, the A2100 commercial communications satellite and the MILSTAR defense communications satellites. The unit also plays a role in the National Aeronautics & Space Administration's
(NASA) International Space Station program and markets and sells communications spacecraft to commercial telecommunications customers, including some customers in which we have an ownership interest.

     The segment's Michoud Operations unit manufactures the Super Lightweight Tank, the latest iteration of the Space Shuttle External Tank for NASA. This unit also designs, develops and manufactures, for us and commercial customers, large aluminum and composite structures (including fuel tanks for space vehicles), cryogenic propellant feed systems and thermal protection systems for cryogenic structures. Currently, Michoud is developing the X-33 liquid oxygen tanks and main propellant feed system.

     Space Imaging LLC (of which we and Raytheon Company together own more than half) is a supplier of satellite images, satellite imaging access, and related products and services. Space Imaging launched the world's first one-meter resolution, commercial imaging satellite, called the IKONOS satellite, in September 1999. The spacecraft and the Athena launch vehicle used to launch the IKONOS satellite were built by the segment's Sunnyvale and Denver Operation units.

     United Space Alliance, LLC, which we jointly own with The Boeing Company, is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. It also performs the modification, testing and checkout operations required to prepare space shuttles for launch.

     The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 1999, U.S. Government customers accounted for over four-fifths of the segment's net sales.

Aeronautical Systems


     In January 2000, we announced that the Aeronautical Systems segment was consolidated into one operating unit named the Lockheed Martin Aeronautics Company, with headquarters in Fort Worth, Texas. The new company announced its management team in March 2000. The company will include operations in Fort Worth, Texas (Tactical Aircraft Systems); Marietta, Georgia (Aeronautical Systems); Palmdale, California (Skunk Works); and plants in Clarksburg, West Virginia; Johnstown, Pennsylvania; Meridian, Mississippi; and Pinellas, Florida. The segment includes tactical aircraft, airlift, and aeronautical research and development lines of business. Portions of the segment's activities involve classified programs for the U.S. Government, particularly at Skunk Works.

     In 1999, the segment's net sales represented 21.5% of our total net sales. The segment is involved in numerous large defense programs including:

 .   F-22 air-superiority fighter - has significantly improved capabilities over current U.S. Air Force aircraft;

 . F-16 multi-role fighter - presently the world's premier, low-cost multi-role fighter;

 . Joint Strike Fighter - currently in the concept demonstration phase potentially leading to the next generation, multi-role fighter and has the potential to be the largest tactical aircraft program in the U.S., and perhaps the world;

 .    C-130J transport - latest generation of C-130 Hercules tactical transport aircraft; and

 .    X-33 reusable launch vehicle - a subscale demonstrator flight vehicle which eventually may lead to development of a commercial reusable launch vehicle program.

     We are the team leader for the F-22 air-superiority fighter aircraft program. The F-22 is the latest generation of fighter aircraft and continues to proceed through its engineering and manufacturing development phase, meeting or exceeding all key performance parameters. In 1999, the F-22 met the test criteria set by the Department of Defense (DoD) resulting in full contract award for the second lot of Production Representative Test Vehicles (6 aircraft) and long lead procurement authorization for Production Lot 1 (10 aircraft). In 2000, the F-22 must complete stringent DoD test criteria prior to full contract award for Production Lot 1 (10 aircraft) and long lead award for Lot 2 (16 aircraft). During 1999, the F-22 program received significant Congressional focus as a potential target for reduction or extension of its funding so that its funds could be used to pay for other programs. Although the F-22 program remains a high priority for the DOD and the armed services, it is likely that the program will continue to have Congressional focus during 2000.

     We are the prime contractor on the F-16 "Fighting Falcon" tactical fighter aircraft and continue to provide upgrades for the U.S. Air Force and our international customers. To date, over four thousand of these aircraft have been sold. During 1999, Israel selected us for more than 50 F-16s (with an option to order 60 more aircraft) and Greece also selected us for more than 50 F-16s. The Israel contract was signed in January 2000 and we expect the Greece contract to be signed in the near future. In 1998, the United Arab Emirates
(UAE) selected our new "Block 60" F-16 as it's advanced fighter aircraft, and extensive contract negotiations continued throughout 1999. In March 2000, we signed a multi-billion dollar contract and we now have to go through the U.S. Government review process including license approval, interagency review, and Congressional notification and approval.

     For the next generation Joint Strike Fighter, various branches of the U.S. military and other countries' militaries are working together on a set of requirements that should allow a near-common design for this aircraft. In 1999, we completed various design reviews of our Joint Strike Fighter. We also continued to fabricate two concept demonstration aircraft. In 2000, we anticipate that flight tests of the concept demonstration aircraft will be made. We are one of the two remaining competitors for the program down-select award, which currently is planned to be made in 2001.

     The C-130J is an advanced technology tactical transport aircraft offering improved performance and reliability and reduced operating and support cost over prior C-130 models. The "J" model incorporates state-of-the-art cockpits and avionics, a more powerful and efficient propulsion system and numerous manufacturing innovations into a proven, mission-tested airframe. In 1999, we delivered 30 C-130J aircraft. In the second quarter of 1999, we recognized cost growth on the C-130J program that resulted in reduced expectations about the profitability for the program.

     Since 1996, we have been working with NASA to develop the X-33, a subscale technology demonstrator of a reusable launch vehicle. In 1998, we completed the final design review of the X-33. After a failure of a composite liquid hydrogen
(LH2) tank in November 1999, we adjusted our plan to allow for the manufacture of a metallic LH2 tank so that the expected rollout of the X-33 flight vehicle is early 2002, with an expected first flight in mid-2002. We will then decide whether to proceed with the development of a full-scale, commercial reusable launch vehicle program.

     We also are involved in other programs such as the joint Japan/U.S. production of the F-2 aircraft and provide sustaining engineering, modifications and upgrades for existing aircraft, including the U-2 reconnaissance aircraft, and earlier model C-130s. In 1999, under our Total Systems Performance Responsibility (TSPR) contract with the U.S. Air Force, a new logistics support system for the F-117A was created that includes the role of sustainment, integration, modification, depot support and system upgrades.

     The segment is dependent on the U.S. military, NASA and international governments as customers. In 1999, U.S. Government customers accounted for over half of the segment's net sales.

Technology Services

     The Technology Services segment provides a wide array of management, engineering, scientific, logistic, and information services to government agencies. Principal customers include the DoD, Department of Energy (DoE), NASA, Federal Aviation Administration, and other agencies of the federal government. The segment provides its services through eight operating units. Three of these are engaged in work for the DoE that is performed under contracts where we receive a fee for performing management services and are reimbursed for the cost of operations (known as "Government Owned Contractor Operated"). Only the fee is recorded in our net sales.

     In 1999, the segment's net sales of $2.3 billion (not including intercompany sales) represented 8.9% of our total net sales. In addition, the segment had $0.6 billion of intercompany revenue from value-added services to other components of Lockheed Martin. Also, the segment's energy units had an additional $4.0 billion in Government Owned Contractor Operated activity not reported as sales. Including these amounts, the segment's total equivalent sales were $6.9 billion in 1999.

     Space Operations provides engineering, science, information services at eight NASA centers, and other government and commercial locations across the country. Core competencies include mission operations, flight hardware and payload development and integration, satellite operations, propulsion testing, engineering and technical support for life sciences, and software design and development. In 1999, Space Operations phased in the $3.4 billion Consolidated Space Operations Contract, a major initiative that is expected to save NASA billions of dollars through productivity improvements in the agency's space operations.

     Aircraft and Logistics Centers provides aircraft maintenance and modification services and contractor logistics support for defense and commercial customers around the world. Its core competencies include government-privatization projects in the U.S. and overseas, depot-level and field maintenance services, aircraft avionics upgrades, engineering support, engine maintenance and overhaul services, customer site support, and logistic services. The unit operates and manages international aircraft depots and manufacturing facilities in Saudi Arabia and Argentina and is responsible for managing a joint venture in China for aircraft maintenance engineering. In 1999, it established a government-privatization partnership with Tinker Air

Force Base that won a $2.6 billion contract to operate the Kelly Aviation
Center.

     Systems Support and Training Services provides a wide range of professional and technical support services. Services for the DoD include operation, maintenance, logistics, and engineering services for weapons systems and training ranges; instructor services and flight-simulator engineering support for aircrew training; and assembly, installation, integration, upgrade, and repair services for a variety of computer, communications, command and control, radar, target, and surveillance systems. Support for the FAA's National Airspace System includes logistic and engineering services. The unit also performs environmental research and analysis for the Environmental Protection Agency
(EPA). In 1999, it began work on the billion-dollar Rapid Response program, under which we provide support to ensure that critical defense systems maintain full functionality.

     Technical Operations performs a complete set of space and space-related services for DoD, classified, and other federal agencies and commercial customers. These services include requirement analysis, architecture trade studies, systems integration, operation and maintenance, sustainment, system enhancement, and life-cycle support. They are performed in the functional areas of space launches, space missions, and information analysis. In 1999, Technical Operations supported well over half of the U.S. government's satellites, including those associated with several national systems critical to the nation's security.

     Information Support Services provides a full spectrum of information technology support to federal, state, and local government agencies. Principal customers include the Social Security Administration, Patent and Trademark Office, EPA, and the Departments of Defense, Energy,

Justice, and Health and Human Services. Specific types of information technology support include software design, development, and maintenance, e-commerce, telecommunications, supercomputing, network management, data center operations, seat management, information technology outsourcing, and information security. Among its current programs, Information Support Services is developing the system architecture for the Health Care Financing Administration.

     Knolls Atomic Power Laboratory designs nuclear reactors for the U.S. Navy. It also supports the existing fleet of nuclear powered ships and trains the Navy personnel who operate those ships.

     Sandia National Laboratories supports the stewardship of the U.S. nuclear weapon stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials, and processes; pulsed power;
microelectronics and photonics; and computational and information sciences.

  Energy Programs manages and operates facilities supporting the nuclear energy defense programs of both the United States and the United Kingdom. At the DoE's Y-12 plant in Oak Ridge, Tennessee, Energy Programs supports the remanufacture of weapon components for the U.S. nuclear stockpile, the stewardship of materials associated with the stockpile, and the modernization of the complex. In 1999, Energy Programs formed a joint venture with two British firms that was awarded a $3.5 billion contract to manage the Atomic Weapons Establishment for the United Kingdom Ministry of Defense. In connection with our September 1999 announcement to focus more on core businesses, Energy Programs divested a subsidiary that held an environmental management prime contract at the DoE's Hanford facility in 1999. The segment also has two other businesses identified as candidates for divestiture.

     The segment is heavily dependent on both military and civilian agencies as a customer. In 1999, U.S. Government customers accounted for nine-tenths of the segment's total net sales.

Corporate and Other

     The Corporate and Other segment includes LMGT (which has operational responsibility for our 49% investment in COMSAT) and certain other joint ventures and businesses, including Lockheed Martin IMS Corporation, Enterprise Information Systems, and Integrated Business Solutions. In 1999, the segment's net sales represented 3.9% of our total net sales.

     COMSAT is a publicly traded entity and discloses its financial information separately from us. If the COMSAT Merger is consummated, we intend to combine COMSAT's operations with those of LMGT. The following briefly summarizes the latest developments in LMGT's most significant projects:

     ASTROLINK International LLC provides a worldwide, digital Ka-band geosynchronus satellite system focusing on the high-growth area of broadband data services, carrying traffic for Internet, intranet, extranet, multimedia and corporate data networks. In April 1999, LMGT committed to a total investment of $420 million in ASTROLINK for an approximate 45% ownership interest. Concurrent with LMGT's investment commitment, TRW Inc. and Telespazio

SpA. (a wholly owned subsidiary of Telecom Italia) each committed to invest $250 million in ASTROLINK. In December 1999, Liberty Media Corporation committed to invest $425 million, which diluted our ownership interest to approximately 31%.

     We have a 33% equity investment in ACeS International Limited which plans to deliver voice, fascimile and Internet services through hand-held mobile and fixed terminals in the Asia-Pacific region. The ground infrastructure for providing ACeS service to customers has been completed. A Garuda 1 satellite was launched in February 2000 and is being moved into geosynchronus orbit. Commercial operations are expected to begin in the third quarter of 2000.

     We have a 50% investment in Americom Asia-Pacific, LLC, a joint venture with GE American Communications, Inc. that is scheduled to launch a satellite in the fourth quarter of 2000 to serve broadcasters in the Asia-Pacific region. As of December 31, 1999, the sole asset of the joint venture is the GE-1A satellite, currently in the final stages of construction by Lockheed Martin Commercial Space Systems.

     Lockheed Martin Intersputnik, Ltd is a strategic venture principally owned by us with the Moscow-based Intersputnik International Organization of Space Communications as our minority partner. It deployed its first satellite in the fourth quarter of 1999 and commercial operations are expected to begin in the first quarter of 2000.

  The segment also includes three businesses that have been identified by management as having high growth potential, but are distinct from our core business segments. These units will require additional capital and expertise to fully maximize their value, and we may seek support through strategic partnerships or joint ventures, by accessing public equity markets, or by divestiture. The outcome of those efforts cannot be predicted. These units are:

 . Lockheed Martin IMS - serves state and local government services markets;

 . Enterprise Information Systems - provides internal information technology services; and

 . Integrated Business Solutions - provides commercial information technology outsourcing services.

     We also run research laboratories, own real estate and conduct other miscellaneous activities. We have approximately a 13.5% fully diluted interest (in the form of convertible preferred stock) in Loral Space & Communications Ltd. In February 2000, Lockheed Martin and Loral Space each filed certain notices under the Hart-Scott-Rodino Antitrust Improvement Act (HSR Act) with the FTC and the DOJ to convert 45.9 million shares of Loral Space convertible preferred stock to an equal number of shares of Loral Space common stock. We will be able to convert the convertible preferred stock following the expiration of the HSR Act waiting period on March 5, 2000, unless such period is extended by a request from the FTC for additional information. Also in February 2000, Lockheed Martin and Loral Space entered into an agreement that would facilitate our ability to divest our interest in Loral Space, but in no case earlier than mid-May 2000.

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

     During the past year, competition in some markets has intensified. For example, the Space Systems segment has experienced increased competition, particularly in its launch vehicles and commercial satellite businesses.

     Consolidation of the U.S. and global defense and space industries has intensified competition. Consolidation among U.S. defense, space and aerospace companies has resulted in a reduction of the number of principal prime contractors for the DOD and NASA. As a result of this consolidation, we frequently partner on various programs with our major suppliers, some of which are, from time to time, our competitors on other programs. We are required to generate working capital and invest in fixed assets to maintain and expand our government business. Winning the competition for a contract is often the determinant of whether a competitor is able to remain in that line of business.

     U.S. Government programs are also subject to uncertain future funding levels, which can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. Government budgets. For most of the last decade, we have been adversely impacted by U.S. Government budgetary and policy constraints that led to fewer available contracts. The Clinton administration has requested increased budgets for the U.S. military in the Year 2000. There can be no assurance, however, that these announced plans will result in increased hardware or services procurements or increased research and development spending, or that we would win any contracts funded by any budgetary increases.

     In 1999, approximately 70% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor; approximately 20% of our net sales were made to other types of government entities; and approximately 10% of our net sales were made to commercial customers (mainly launch services, satellites and information technology services). Accordingly, a substantial portion of our sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments and the availability of funds. Other characteristics of the industry are complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the rapidity with which product lines become obsolete due to technological advances and other factors characteristic of the industry. Certain risks inherent in the current aerospace and defense business environment are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 through page 37 of our 1999 Annual Report to Shareholders.

     At December 31, 1999, our backlog was approximately split evenly between cost reimbursement and fixed-price-type contracts. Cost-reimbursement-type contracts generally have lower profit margins than fixed-price-type contracts. Production contracts are mainly fixed-price-type contracts and developmental contracts are nearly all cost reimbursement contracts. Earnings may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

     Our international business (mainly foreign military sales to various governments in Europe, Asia and Middle East) tends to have more risk than our domestic business due to the greater potential for changes in foreign economic and political environments. Our business is also highly sensitive to changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries.

Government Contracts and Regulations

     Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military and NASA. Similar government authorities exist in our international markets.

     The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience as well as for default based on performance. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.

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

Backlog

     At December 31, 1999, our total negotiated backlog was $45.9 billion compared with $45.3 billion at the end of 1998. The total negotiated backlog of the sectors at December 31, 1999, was as follows: Systems Integration - $15.2 billion, Space Systems - $14.8 billion, Aeronautical Systems - $9.0 billion, Technology Services - $4.4 billion, and Corporate and Other - $2.5 billion. Of our total 1999 year-end backlog, approximately $28.2 billion, or 61.4%, is not expected to be filled within one year. At December 31, 1999, our backlog was approximately split evenly between cost reimbursement and fixed-price-type contracts.

     These amounts include both unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer (Congress in the case of U.S. Government agencies) and firm orders for which funding has not been appropriated.

Environmental Regulation

     Our operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a "Potentially Responsible Party" (PRP) by the EPA or by a state agency.

     At these third-party sites, the EPA or a state agency has identified the site as requiring remedial action under the federal "Superfund" or other related federal or state laws governing the remediation of hazardous materials. Generally, PRPs that are ultimately determined to be "responsible parties" are strictly liable for site clean-ups and usually agree among themselves to share, on an allocated basis, in the costs and expenses for investigation and remediation of the hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, we are potentially liable to government environmental agencies for the full cost of funding such remediation. In the unlikely event that we were required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs.

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

     Description of Certain Environmental Matters
     --------------------------------------------

     We are responding to three administrative orders issued by the California Regional Water Quality Control Board (Regional Board) in connection with our former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved our plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and we continue to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. We estimate that expenditures required to implement work currently approved will be approximately $140 million. We also are coordinating with the U.S. Air Force, which is conducting preliminary studies of the potential health effects of exposure to perchlorates in connection with several sites across the country, including the Redlands site. The results of these studies indicate that current efforts with water purveyors regarding percholate issues are appropriate; however, we currently cannot project the extent of our ultimate clean-up obligation with respect to perchlorates, if any.

     We entered into a consent decree with the EPA in 1991 relating to certain property in Burbank, California, which obligated us to design and construct facilities to monitor, extract and treat groundwater, and to operate and maintain such facilities for approximately eight years. We entered into a follow-on consent decree in 1998 which obligates us to fund the continued operation and maintenance of these facilities through the year 2018, although responsibility for actual operation of the facilities is to be assumed by the City of Burbank in late 2000. We have also been operating under a cleanup and abatement order from the Regional Board affecting our facilities and former facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. As a result of our operations in Burbank, we are also one of several parties who are under administrative orders from the EPA to design, build, and operate a groundwater treatment system in Glendale, California as part of the same San Fernando Valley Superfund site that includes Burbank. Like the Burbank treatment plant, the city of Glendale is expected to ultimately assume operational responsibility for the Glendale treatment plant. We estimate that total expenditures required over the remaining terms of the EPA and Regional Board consent decrees and administrative orders for Burbank and Glendale will be approximately $100 million. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000, an amount equal to approximately 50% of these future expenditures will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act.

     We are involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Redlands, Burbank and Glendale properties described above, a liability of approximately $200 million for the other cases in which an estimate of financial exposure can be determined has been recorded.

     Under an agreement with the U.S. Government in 1990, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to our operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of our products and services. As a result, a substantial portion of the expenditures is being reflected in our sales and cost of sales pursuant to U.S. Government agreement or regulation. Although the Defense Contract Audit Agency has questioned certain elements of our practices with respect to the aforementioned agreement, it is management's opinion that the treatment of these environmental costs is appropriate and consistent with the terms of such agreement. On October 4, 1999, we filed a certified claim with the Defense Corporate Executive (DCE) and requested from the DCE the issuance of a final decision regarding the propriety of our U.S. Government accounting practices for the treatment of environmental costs. A final decision is expected to be issued by March 31, 2000. We have recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of our products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recovery of portions of the environmental costs through insurance policy coverage or from other PRPs, which we are pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce allocated amounts to be included in our U.S. Government sales and cost of sales. For additional details, see "Note 16 -- Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" on page 59 through page 61 and "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters" on page 36 through page 37 of the 1999 Annual Report to Shareholders.

Research and Development

     We conduct research and development activities under customer contract funding and with Independent Research and Development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In 1999, we spent approximately $1.1 billion of IR&D and bid and proposal funds, a substantial portion of which was included in general and administrative costs allocable to U.S. Government contracts.

     During 1999, we did not undertake the development of a new product or line of business requiring the investment of a material amount of our total assets, other than increasing investments in the development or improvement of launch vehicles. Effective January 1999, we transferred certain businesses to LMGT.

     See "Research and development and similar costs" in "Note 1-- Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" on page 46 of the 1999 Annual Report to Shareholders.

Employees

     At December 31, 1999, we had approximately 147,000 employees, the majority of whom were located in the United States. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. Approximately one-fifth of our employees is covered by over a hundred separate collective bargaining agreements with various international and local unions. Management considers employee relations generally to be good.

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

     All forward-looking statements involve risks, uncertainties and factors, including statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. These risks, uncertainties and factors include: the ability to achieve or quantify savings for our customers or ourselves as a result of our reorganization efforts, including the recently announced business area streamlining and staff reductions, or in our global cost-cutting program; our ability to grow earnings and generate cash flow in accordance with our beliefs; difficulties during space launches; the ability to obtain or the timing of obtaining future government awards; the availability of government funding and customer requirements; economic conditions, competitive environment, international business and political conditions, timing of awards and contracts; timing and customer acceptance of product delivery and launches; the outcome of contingencies, including completion of any acquisitions and divestitures, litigation and environmental remediation, program performance, and our ability to consummate the COMSAT transaction. These are only some of the numerous factors which may affect the forward-looking statements in this Annual Report on Form 10-K.

     Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Annual Report on Form 10-K.
We do not undertake any obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances or changes in expectations after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events. The forward-looking statements in (or incorporated by reference in) this document are intended to be subject to the safe harbor protection provided by the federal securities laws.

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion of "Competition and Risk" and "Government Contracts and Regulations" of this Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 through page 37 of the 1999 Annual Report to Shareholders, "Note 1 - Summary of Significant Accounting

Policies," "Note 2 - Transaction Agreement with Comsat Corporation," and "Note 16 - Commitments and Contingencies" of the Notes to Consolidated Financial Statements on page 44 through page 48, and page 59 through page 61, respectively, of the Audited Financial Statements included in the 1999 Annual Report to Shareholders.

ITEM 2.      PROPERTIES

     At December 31, 1999, we operated in 442 offices, facilities, manufacturing plants, warehouses, service centers and laboratories throughout the United States and internationally. Of these, we owned floor space at 62 locations aggregating approximately 41.0 million square feet and we leased space at 380 locations aggregating approximately 24.5 million square feet. At December 31, 1999, we managed and/or occupied various major government-owned facilities.
The U.S. Government also furnishes certain equipment used by us.

     At December 31, 1999, our core operating units had major operations at the following locations:

 .   Systems Integration - - Camden, Arkansas; Goodyear, Arizona; San Jose,
    California; Colorado Springs, Colorado; Orlando, Florida; Gaithersburg and Rockville, Maryland; Eagan, Minnesota; Manchester, Merrimack and Nashua, New Hampshire; Moorestown/Mt. Laurel, New Jersey; Johnson City, Owego, Yonkers, Syosset and Syracuse, New York; Akron, Ohio; King of Prussia, Pennsylvania; Grand Prairie, Texas; Manassas, Reston and Fairfax, Virginia.

 .   Space Systems - -  Sunnyvale and Palo Alto, California; Waterton and
    Littleton Colorado; and Newtown, Pennsylvania;

 .   Aeronautical Systems - - Palmdale, California; Marietta, Georgia; and Fort
    Worth, Texas;

 .   Technology Services - - Livermore, California; Cherry Hill, New Jersey;
    Albuquerque, New Mexico; Greenville, South Carolina; Oak Ridge, Tennessee; San Antonio, Texas and

 .   Corporate and Other - - Orlando, Florida; Bethesda and Rockville, Maryland;
    Teaneck, New Jersey; and Arlington (Crystal City), Virginia.

     At December 31, 1999, a summary of our floor space by core operating unit consisted of:
                           (Square feet in millions)

                             Leased  Owned  Gov't Owned  Total
                             ------  -----  -----------  -----
  Systems Integration          13.2   18.5       0.2      31.9
  Space Systems                 2.0   12.0       5.1      19.1
  Aeronautical  Systems         1.0    4.5      15.0      20.5
  Technology Services           5.5    0.1      34.8      40.4
  Corporate & Other*            2.8    5.9       0.0       8.7
                               ----   ----      ----     -----

     Total                     24.5   41.0      55.1     120.6
                               ====   ====      ====     =====

  (* includes owned discontinued operations square footage of 3.9 million square feet located primarily in Burbank, California and Great Neck, New
  York)

  At December 31, 1999, we owned various large tracts of land which are available for sale or development. The location and approximate size of these tracts include:

                        LOCATION           ACREAGE
                        --------           -------

          1.    Potrero Creek, California    9,100
          2.    Beaumont, California         2,800
          3.    Palmdale, California           650
          4.    Austin, Texas                  250

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

     The following describes previously reported matters (including one reopened government investigation), including any developments of these matters. There were no new matters in the fourth quarter of 1999.

     Since January 14, 1999, six class action complaints have been filed against the Corporation and certain of its officers and directors. These six actions have been consolidated into two actions, both pending in the United States District Court for the Central District of California. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in that they or persons they controlled allegedly (a) employed devices, schemes and artifices to defraud; (b) made untrue statements of material facts or omitted to state material facts necessary in order to make statements, in light of the circumstances under which they were made, not misleading; or (c) engaged in acts, practices and a course of business that operated as a fraud or deceit upon class members in connection with their purchases of our common stock. According to the complaints, class members were damaged as, in reliance on the integrity of the market, they paid artificially inflated prices for our stock. Plaintiffs seek judgments awarding (a) damages and costs; (b) equitable or injunctive relief, including the imposition of a constructive trust upon defendants' alleged insider-trading proceeds; and (c) other just and proper relief.

     The first three actions, filed by plaintiffs Yousefi, Edmonds and Kretchmeyer, allege claims on behalf of a putative class of shareholders who purchased stock between August 13,

1998 and December 23, 1998. The defendants in these actions are Lockheed Martin, Vance D. Coffman, Marcus C. Bennett, James A. Blackwell, Jr., Thomas A. Corcoran, Vincent N. Marafino and Norman R. Augustine. These actions were consolidated under the caption In re Lockheed Martin Corp. Securities Litigation, CV 99-00372 LGB. The lead plaintiffs filed a consolidated amended complaint on November 30, 1999.

     The second three actions, filed by plaintiffs Kops, Shenker and Kensington Capital Corp., allege claims on behalf of a putative class of shareholders who purchased Lockheed Martin stock between January 28, 1999 and June 9, 1999. The defendants in these actions are Lockheed Martin, Vance D. Coffman, Marcus C. Bennett, Philip J. Duke, and Thomas A. Corcoran. These actions were consolidated under the caption Kops v. Lockheed Martin Corporation et. al., CV 99-6171 LGB. It is anticipated that the plaintiffs will file a consolidated amended complaint. We will move to dismiss all complaints at the appropriate time. We believe that the complaints' allegations are without merit and intend to vigorously defend these actions.

     In 1994, we were awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. We incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threatened the viability of the overall Pit 9 program. Based on an investigation by management to identify and quantify the overall effect of these matters, we submitted a request for equitable adjustment (REA) to the DOE on March 31, 1997 that sought, among other things, the recovery of a portion of unanticipated costs incurred by us and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. We have been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters.

     On June 1, 1998, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, we filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. In addition, on July 21, 1998, we withdrew the REA previously submitted to the DOE and replaced it with a certified REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. On August 11, 1998, LMITCO, at the DOE's direction, filed suit against us in the U.S. District Court in Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to us under the Pit 9 contract. We are defending this action while continuing to pursue our certified REA. Discovery has been ongoing since August 2, 1999. In the U.S. Court of Federal Claims, on October 1, 1999, the Court stayed DOE's Motion to Dismiss our lawsuit, finding that the Court has jurisdiction. The Court ordered discovery to commence and gave leave to the DOE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. We continue to assert our position in the litigation while continuing our efforts to resolve the dispute through non-litigation means.

     Since July 1995, we have been served with grand jury subpoenas issued by the U.S. District Court for the Eastern District of New York seeking documents related to the performance of various government contracts by the former Unisys Corporation Defense Systems facility at Great Neck, New York. We acquired the facility when we acquired Loral Corporation in April 1996. Loral Corporation acquired the facility from Unisys Corporation. We are cooperating with the government's continuing investigation of this matter.

     On February 21, 2000, we were served with a grand jury subpoena issued by the United States District Court for the Southern District of Texas in Houston seeking documents related to cost accounting issues in connection with NASA service and support contracts performed by Lockheed Engineering & Sciences Company and its successors, Lockheed Martin Engineering & Sciences Services and Lockheed Martin Space Operations. We have been advised that the United States Attorney's Office for the Southern District of Texas has reopened the investigation, after previously having advised us in 1997, that the grand jury investigation was closed.

     We have been served, along with a number of our current and former employees, with grand jury subpoenas issued by the U.S. District Court for the Middle District of Florida and subpoenas issued by the Department of Defense Inspector General relating to the LANTIRN program. The U.S. Attorney's Office for the Middle District of Florida has advised us that the grand jury is investigating allegations of fraud in connection with certain LANTIRN program contracts. These allegations, in part, were first made in qui tam complaints filed against us and unsealed on July 16, 1996. We are cooperating with the government's continuing investigation of this matter.

     Lockheed Martin Technical Operations Company, our wholly-owned subsidiary, and certain of its current and former employees, were served with grand jury subpoenas issued by the

United States District Court for the District of Colorado seeking documents relating to efforts to obtain and to perform a contract with the U.S. Air Force for space operations, maintenance and support services. We are cooperating with the government's continuing investigation of this matter.

     On March 15, 1999, Lockheed Martin Fairchild Systems was served with a grand jury subpoena issued by the United States District Court for the Southern District of New York. The subpoena seeks documents related to quality assurance requirements for the production of a radar warning receiver by Loral Electronic Defense Systems. We acquired Loral Electronic Defense Systems in April 1996. We are cooperating with the government's investigation of this matter.

     On July 15, 1999, Lockheed Martin Sanders was served with a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena seeks documents relating to the 1990 international sale of area defense radar systems by the predecessor of Lockheed Martin Sanders and the compensation of an international sales consultant in connection with that sale. We are cooperating with the government's continuing investigation of this matter.

     For the past few years, we have been in litigation with residents in the Redlands and Burbank areas regarding allegations of personal injury, property damage, and other tort claims arising from our alleged contribution to contamination of groundwater. With regard to the claims in Burbank, the first of possibly several trials relating to liability is expected to commence in state court in Los Angeles during the third quarter of 2000. With regard to claims in the Redlands matter, on April 22, 1999, the San Bernardino Superior Court in California issued a procedural order in one of the filed cases, certifying a medical monitoring class as well as a punitive damages class. No ruling has been made yet on the merits, and the first trial on the merits in Redlands is not expected until the third quarter of 2001. With regard to all of these matters, we believe that the allegations are without merit and we will continue to defend them.

     We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. See "Item 1. Business - Environmental Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are listed below. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

       Name                Positions and                         Principal Occupation and
(Age at 12/31/99)          Offices Held                             Business Experience
-----------------          ------------                              (Past Five Years)
                                                                      ---------------
Vance D. Coffman    Chairman of the Board,       Chairman of the Board since April 1998, Chief Executive
 (55)               Chief Executive Officer      Officer since August 1997, and President since October
                    and President                1999; Vice Chairman of the Board from August 1997 to
                                                 April 1998; Board member since 1996; President from June
                                                 1996 to July 1997 and Chief Operating Officer from
                                                 January 1996 to July 1997; Executive Vice President from
                                                 January to June 1996; President and Chief Operating
                                                 Officer, Space & Strategic Missiles Sector from March
                                                 1995 to December 1995; previously served as Executive
                                                 Vice President of Lockheed from 1992 to 1995; and
                                                 President of Lockheed Space Systems Division from 1988
                                                 to 1992.

Michael F.          Executive Vice President -   Executive Vice President - Technology Services since
 Camardo (57)       Technology Services          October 1999; President, Lockheed Martin Technology
                                                 Services Group from March 1995 through September 1999;
                                                 President, Martin Marietta Services Group from April
                                                 1993 to March 1995.

Robert B. Coutts    Executive Vice President -   Executive Vice President - Systems Integration since
 (49)               Systems Integration          October 1999; President and Chief Operating Officer,
                                                 Electronics Sector from October 1998 through September
                                                 1999; President, Lockheed Martin Government Electronics
                                                 Systems from January 1997 until September 1998;
                                                 President Lockheed Martin Aero and Naval Systems from
                                                 September 1994 to December 1996; previously served as
                                                 Vice President, Sourcing for the Martin Marietta
                                                 Corporation.

Philip J. Duke      Executive Vice President -   Executive Vice President- Shared Services since October
 (54)               Shared Services              1999; Vice President and Chief Financial Officer from
                                                 February 1999 through September 1999; Vice President
                                                 Finance from July 1996 to January 1999; Vice President
                                                 Finance, Space & Strategic Missiles Sector from March
                                                 1995 to July 1996; previously served as Vice President
                                                 Finance, Martin Marietta from 1994 to 1995.

Dain M. Hancock     Executive Vice President -   Executive Vice President - Aeronautical Systems since
 (58)               Aeronautical Systems         November 1999 and President of the Lockheed Martin
                                                 Aeronautics Company since January 2000; President of
                                                 Lockheed Martin Tactical Aircraft Systems from March
                                                 1995 to November 1999; Vice President of Lockheed
                                                 Corporation from March 1993 to March 1995.

Arthur E. Johnson   Vice President - Strategic   Vice President - Strategic Development since October
 (52)               Development                  1999; President and Chief Operating Officer, Information
                                                 & Services Sector from August 1997 through September
                                                 1999; President, Lockheed Martin Systems Integration
                                                 Group from January 1997 to August 1997; President,
                                                 Lockheed Martin Federal Systems Group from January 1996
                                                 to January 1997; and President, Loral Federal Systems
                                                 Group from January 1994 to January 1996.

Christopher E.      Vice President and           Vice President and Controller since November 1999; prior
 Kubasik (38)       Controller                   to joining Lockheed Martin, with Ernst & Young LLP since
                                                 1983, partner since 1996.

Frank H. Menaker,   Senior Vice President and    Senior Vice President and General Counsel since July
 Jr. (59)           General Counsel              1996; Vice President and General Counsel for Lockheed
                                                 Martin Corporation from March 1995 to July 1996, having
                                                 served in the same capacity for Martin Marietta
                                                 Corporation from 1981 until March 1995.


Janet L. McGregor   Vice President and           Vice President and Treasurer since May 1999; Vice
 (45)               Treasurer                    President-Finance for Electronics Sector from August
                                                 1996 to May 1999; Vice President and Assistant Treasurer
                                                 from March 1995 to August 1996; previously served as
                                                 Treasurer of Martin Marietta Corporation from 1992 until
                                                 March 1995.

Albert E. Smith     Executive Vice President -   Executive Vice President - Space Systems since October
 (50)               Space Systems                1999 and President of Lockheed Martin Space Systems
                                                 Company since January 2000; President, Lockheed Martin
                                                 Missiles & Space from June through September 1999;
                                                 President, Lockheed Martin Aerospace Electronic Systems
                                                 from December 1998 to June 1999; President, Sanders, a
                                                 Lockheed Martin Company, from February to December 1998;
                                                 President, Harris Corporation, a supplier of electronic
                                                 components, from April 1996 to February 1998; Executive
                                                 Vice President, Lockheed Martin Missiles & Space from
                                                 January 1996 to April 1996; Vice President and Assistant
                                                 General Manager-Commercial, Lockheed Martin Space
                                                 Systems Division from 1993 to January 1996.

John V. Sponyoe     Chief Executive Officer of   Chief Executive Officer of Lockheed Martin Global
 (60)               Lockheed Martin Global       Telecommunications since August 1998; President of
                    Telecommunications           Lockheed Martin's Electronics Platform Integration (EPI)
                                                 Group from April 1997 to August 1998; Corporate Vice
                                                 President, from January 1997 to present; President,
                                                 Federal Systems Owego from 1994 until April 1997.

Robert J. Stevens   Executive Vice President -   Executive Vice President and Chief Financial Officer
 (48)               Finance and Chief            since October 1999; Vice President of Strategic
                    Financial Officer            Development from November 1998 through September 1999;
                                                 President and Chief Operating Officer, Energy &
                                                 Environment Sector from January 1998 to June 1999;
                                                 President, Air Traffic Management Division from June
                                                 1996 through January 1998; Executive Vice President and
                                                 Senior Vice President and Chief Financial Officer of Air
                                                 Traffic Management from December 1993; previously served
                                                 as an executive employee of Loral Corporation from
                                                 August 1987.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

     At January 31, 2000, we had approximately 398,164,999 holders of record of our Common Stock, $1 par value. In January 2000, we announced that we reduced our dividend rate to $0.11 per quarter. The decreased dividend will be effective for dividends declared in the first quarter of 2000. Our Common Stock is traded on the New York Stock Exchange, Inc. Information concerning stock prices and dividends paid during the past two years is as follows:

                        Common Stock -- Dividends Paid and Market Prices
                        ------------------------------------------------

Quarter                                 Dividends Paid                            Market Prices    (High-Low)
-------                                 --------------                            -------------    --------
                                   1999              1998                  1999                       1998
                                   ----              ----                  ----                       ----
First                             $0.22             $0.20            $   43 - 34.63           $58.94 -  $48.75
Second                             0.22              0.20                46 - 33.75            58.50 -   49.97
Third                              0.22              0.20             39.94 - 30.19            54.25 -   43.63
Fourth                             0.22              0.22             33.38 - 16.38            56.75 -   41.00
                                  -----             -----
Year                              $0.88             $0.82                46 - 16.38            58.94 -   41.00
                                  =====             =====

ITEM 6.    SELECTED FINANCIAL DATA

     The information required by this Item 6 is included under the caption "Consolidated Financial Data- Ten-Year Summary" on page 64 through page 65 of the 1999 Annual Report to Shareholders, and that information is incorporated by reference in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 through page 37 of the 1999 Annual Report to Shareholders, and that information is incorporated by reference in this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation's primary exposure to market risk relates to interest rates and foreign currency exchange rates. Financial instruments held by the Corporation which are subject to interest rate risk principally include variable rate commercial paper and fixed rate long-term debt. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation may use interest rate swaps to manage its exposure to fluctuations in interest rates; however, there were no such agreements outstanding at December 31, 1999. Based on its portfolio of variable rate short-term debt and fixed rate long-term debt outstanding at December 31, 1999, the Corporation's exposure to interest rate risk is not material.

     The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions, and related gains and losses on the contracts are recognized in income when the hedged transaction occurs. At December 31, 1999, the amounts of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material. Based on the above, the Corporation's exposure to foreign currency exchange risk is not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

     For additional discussion of derivative financial instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Matters" on page 37 of the 1999 Annual Report to Shareholders, and "Derivative financial instruments" and "New accounting pronouncements to be adopted" in "Note 1 - Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" on page

46 and page 47 of the Audited Financial Statements included in the 1999 Annual Report to Shareholders, and that information is incorporated by reference in this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is included under the captions "Report of Ernst & Young LLP, Independent Auditors," "Consolidated Statement of Earnings," "Consolidated Statement of Cash Flows," "Consolidated Balance Sheet," "Consolidated Statement of Stockholders' Equity" and "Notes to Consolidated Financial Statements" in the Audited Consolidated Financial Statements included on page 39 through page 63 of the 1999 Annual Report to Shareholders. This information is incorporated by reference in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required by this Item 10 is included under the caption "Election of Directors" in our definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 2000 (the "2000 Proxy Statement"), and that information is incorporated by reference in this Form 10-
K. Information concerning executive officers required by this Item 10 is located under Part I, Item 4(a) of this Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this Item 11 is included in the text and tables under the caption "Compensation of Executive Officers" in the 2000 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is included under the headings "Security Ownership of Certain Beneficial Owners," "Securities Owned by Directors, Nominees and Named Executive Officers" and "Voting Securities and Record Date" in the 2000 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    List of Financial Statements filed as part of the Form 10-K.

                                                                            Page
                                                                            ----

     The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries, included in the 1999 Annual Report to Shareholders, are incorporated by reference into Item 8 of this Annual Report on Form 10-K. Page numbers refer to the 1999 Annual Report to
     Shareholders:

     Consolidated Statement of Earnings--
     Years ended December 31, 1999, 1998, and 1997......................     40

     Consolidated Statement of Cash Flows--
     Years ended December 31, 1999, 1998, and 1997......................     41

     Consolidated Balance Sheet--
     December 31, 1999 and 1998.........................................     42

     Consolidated Statement of Stockholders' Equity--
     Years ended December 31, 1999, 1998 and 1997.......................     43

     Notes to Consolidated Financial Statements--
     December 31, 1999...................................................  44-63

      (2)   List of Financial Statement Schedules filed as part of this Form 10-
            K. All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

     (3)    Ernst & Young LLP

            The report of Lockheed Martin's independent auditors with respect to the above-referenced financial statements appears on page 39 of the 1999 Annual Report to Shareholders and that report is incorporated by reference in this Form 10-K. The consent of Lockheed Martin's independent auditors appears as Exhibit 23 of this Annual Report on Form 10-K.

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

          (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 1999.

          (2) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 1999.

          (3) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1999, as amended November 2, 1999.

          (4) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 1999.

          During the first quarter of 2000 (up until this report was filed), Lockheed Martin Corporation made the following filings on Form 8-K:

          (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2000.

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

                  (ii)  Bylaws

                              (a)  Copy of the Bylaws of Lockheed Martin
                                   Corporation as last amended on February 24, 2000.

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

                         Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (b) Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10(b) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).


                    (c) Agreement Containing Consent Order, dated December 22, 1994, among the Corporation, Lockheed Corporation, Martin Marietta Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

                    (d) Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(d) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

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

                    (cc) Amendment to Lockheed Martin Corporation Supplemental
                         Excess Retirement Plan (incorporated by reference to
                         Exhibit 10(nnn) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31,
                         1996).

                    (dd) Amendment to Terms of Outstanding Stock Option Relating
                         to Exercise Period for Employees of Divested Business.

                    (ee) Lockheed Martin Corporation Post-Retirement Death
                         Benefit Plan for Elected Officers, as amended (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

                    (ff) Lockheed Martin Corporation Directors Retirement Plan,
                         as amended (incorporated by reference to Exhibit 10(ff) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                    (gg) Deferred Performance Payment Plan of Lockheed Martin
                         Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

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

                    (jj) Lockheed Martin Corporation Directors Equity Plan
                         (incorporated by reference to Exhibit 10(jj) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                    (kk) Lockheed Martin Corporation Management Incentive
                         Compensation Plan (incorporated by reference to Exhibit 10(ll) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                    (ll) Lockheed Martin Corporation Deferred Management
                         Incentive Compensation Plan (incorporated by reference to Exhibit 10(ll) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

                    (mm) Lockheed Martin Corporation Divested Business Deferred
                         Management Incentive Compensation Plan.

                    (nn) Form of Release, Noncompete and Confidentiality
                         Agreement for Mr. Blackwell.

                    (oo) Form of Professional Services Agreement for
                         Mr. Blackwell.

     * Exhibits (10)(a) through (10)(oo) constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

     (12) Computation of ratio of earnings to fixed charges for the year ended December 31, 1999.

     (13) Portions of Lockheed Martin Corporation 1999 Annual Report to Shareholders incorporated by reference in this Annual Report on Form 10-K.

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

                                 LOCKHEED MARTIN CORPORATION

Date:  March 9, 2000                 By:  /s/ FRANK H. MENAKER, Jr.
                                        ---------------------------
                                              Frank H. Menaker, Jr.
                                              Senior Vice President
                                              and General Counsel

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                TITLE                  DATE
----------                                -----                  ----

/s/ Vance D. Coffman*          Chairman, Chief Executive
--------------------
VANCE D. COFFMAN               Officer and President          March 9, 2000

/s/ Robert J. Stevens*         Executive Vice President and   March 9, 2000
---------------------
   ROBERT J. STEVENS           Chief Financial Officer

/s/ Christopher E. Kubasik*    Vice President and Controller  March 9, 2000
--------------------------
   CHRISTOPHER E. KUBASIK     (Chief Accounting Officer)

/s/ Norman R. Augustine*       Director                       March 9, 2000
-----------------------
   NORMAN R. AUGUSTINE

/s/ Marcus C. Bennett*         Director                       March 9, 2000
---------------------
   MARCUS C. BENNETT

/s/ Lynne V. Cheney*           Director                       March 9, 2000
-------------------
   LYNNE V. CHENEY

/s/ Houston I. Flournoy*       Director                       March 9, 2000
-----------------------
   HOUSTON I. FLOURNOY

/s/ James F. Gibbons*          Director                       March 9, 2000
--------------------
   JAMES F. GIBBONS

/s/ Edward E. Hood, Jr.*       Director                       March 9, 2000
-----------------------
   EDWARD E. HOOD, JR.

SIGNATURES                    TITLE                              DATE
----------                    -----                              ----

/s/ Caleb B. Hurtt*            Director                       March 9, 2000
------------------
   CALEB B. HURTT

/s/ Gwendolyn S. King*         Director                       March 9, 2000
---------------------
   GWENDOLYN S. KING

/s/ Eugene F. Murphy*          Director                       March 9, 2000
--------------------
   EUGENE F. MURPHY

/s/ Frank Savage*              Director                       March 9, 2000
----------------
   FRANK SAVAGE

                               Director
-----------------------
   CARLISLE A.H. TROST

/s/ James R. Ukropina*         Director                       March 9, 2000
---------------------
   JAMES R. UKROPINA

SIGNATURES                     TITLE                               DATE
----------                     -----                               ----

/s/ Douglas C. Yearley*        Director                          March 9, 2000
----------------------
 DOUGLAS C. YEARLEY



     *By: /s/ Broc Romanek                                       March 9, 2000
         -----------------
         (Broc Romanek, Attorney-in-fact**)


         ___________________________

**By authority of Powers of Attorney filed with this Annual

 Report on Form 10-K.