Form 10-Q
period 2000-03-31
LOCKHEED MARTIN CORP
filed 2000-05-05
CIK 936468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED      March 31, 2000         COMMISSION FILE NUMBER   1-11437
                   -----------------------                            --------


                          LOCKHEED MARTIN CORPORATION
                          ----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         MARYLAND                                       52-1893632
-----------------------------------             -------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                         20817
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (301) 897-6000
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

                                           YES       X           NO
                                               -------------        -----------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



             CLASS                           OUTSTANDING AS OF April  30, 2000
-----------------------------                ---------------------------------
COMMON STOCK, $1 PAR VALUE                               400,252,924

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                  ____________

                                     INDEX


                                                                      Page No.
                                                                      --------
Part I.  Financial Information

    Item 1.  Financial Statements

   Unaudited Condensed Consolidated Statement of Operations-
     Three Months Ended March 31, 2000 and 1999 ....................     3

   Unaudited Condensed Consolidated Statement of Cash Flows-
     Three Months Ended March 31, 2000 and 1999 ....................     4

   Unaudited Condensed Consolidated Balance Sheet-
     March 31, 2000 and December 31, 1999 ..........................     5

   Notes to Unaudited Condensed Consolidated
     Financial Statements ..........................................     6

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    14

    Item 3. Quantitative and Qualitative Disclosure of Market Risk (included in Item 2. under the caption "Other Matters")

Part II. Other Information

    Item 1.  Legal Proceedings......................................    25

    Item 4.  Submission of Matters to a Vote of Security Holders....    26

    Item 6.  Exhibits and Reports on Form 8-K.......................    27

Signatures..........................................................    29

Exhibit 10 Lockheed Martin Corporation Directors Equity Plan, as amended May 1, 2000

Exhibit 12      Computation of Ratio of Earnings to Fixed Charges

Exhibit 27      Financial Data Schedule

                          Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Operations





                                                                Three Months Ended
                                                                    March 31,
                                                              2000                1999
                                                            --------            --------
                                                       (In millions, except per share data)
Net sales                                                    $5,562              $6,188
Cost of sales                                                 5,249               5,701
                                                            --------            --------

Earnings from operations                                        313                 487
Other income and expenses, net                                   13                 129
                                                            --------            --------

                                                                326                 616
Interest expense                                                227                 192
                                                            --------            --------

Earnings before income taxes and cumulative
  effect of change in accounting                                 99                 424
Income tax expense                                               45                 156
                                                            --------            --------

Earnings before cumulative effect of change
  in accounting                                                  54                 268
Cumulative effect of change in accounting                        --                (355)
                                                            --------            --------

Net earnings (loss)                                          $   54              $  (87)
                                                            ========            ========

Earnings (loss) per common share:
---------------------------------
Basic:
  Before cumulative effect of change in accounting           $  .14              $  .70
  Cumulative effect of change in accounting                      --                (.93)
                                                            --------            --------
                                                             $  .14              $ (.23)
                                                            ========            ========

Diluted:
  Before cumulative effect of change in accounting           $  .14              $  .70
  Cumulative effect of change in accounting                      --                (.93)
                                                            --------            --------
                                                             $  .14              $ (.23)
                                                            ========            ========

Cash dividends declared per common share                     $  .11              $  .22
                                                            ========            ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                          Lockheed Martin Corporation
           Unaudited Condensed Consolidated Statement of Cash Flows


                                                                          Three Months Ended
                                                                              March 31,
                                                                       2000             1999
                                                                     --------         --------
                                                                            (In millions)
Operating Activities:
Earnings before cumulative effect of change in accounting             $  54             $ 268
Adjustments to reconcile earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                         231               230
  Changes in operating assets and liabilities                           197              (651)
                                                                     --------         --------

Net cash provided by (used for) operating activities                    482              (153)
                                                                     --------         --------

Investing Activities:
Expenditures for property, plant and equipment                          (84)             (131)
Sale of shares in L-3 Communications                                     --               182
Other                                                                   (30)               --
                                                                     --------         --------

Net cash (used for) provided by investing activities                   (114)               51
                                                                     --------         --------

Financing Activities:
Net (decrease) increase in short-term borrowings                       (234)              120
Net repayments related to long-term debt                                (13)             (181)
Issuances of common stock                                                 1                 8
Common stock dividends                                                  (44)              (87)
                                                                     --------         --------

Net cash used for financing activities                                 (290)             (140)
                                                                     --------         --------

Net increase (decrease) in cash and cash equivalents                     78              (242)
Cash and cash equivalents at beginning of period                        455               285
                                                                     --------         --------

Cash and cash equivalents at end of period                            $ 533            $   43
                                                                     ========         ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                          Lockheed Martin Corporation
                Unaudited Condensed Consolidated Balance Sheet



                                                                      March 31,        December 31,
                                                                        2000               1999
                                                                    ------------     ---------------
                                                                              (In millions)
Assets
Current assets:
 Cash and cash equivalents                                           $   533            $   455
 Receivables                                                           4,332              4,348
 Inventories                                                           3,782              4,051
 Deferred income taxes                                                 1,192              1,237
 Other current assets                                                    620                605
                                                                    ------------     ---------------
     Total current assets                                             10,459             10,696

Property, plant and equipment                                          3,586              3,634
Investments in equity securities                                       2,295              2,210
Intangible assets related to contracts and programs acquired           1,220              1,259
Cost in excess of net assets acquired                                  9,095              9,162
Other assets                                                           2,948              3,051
                                                                    ------------     ---------------
                                                                     $29,603            $30,012
                                                                    ============     ===============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                    $   930            $ 1,228
 Customer advances and amounts in excess of costs incurred             4,419              4,655
 Salaries, benefits and payroll taxes                                    936                941
 Income taxes                                                             40                 51
 Short-term borrowings                                                   241                475
 Current maturities of long-term debt                                     52                 52
 Other current liabilities                                             1,679              1,410
                                                                    ------------     ---------------
     Total current liabilities                                         8,297              8,812

Long-term debt                                                        11,411             11,427
Post-retirement benefit liabilities                                    1,807              1,805
Other liabilities                                                      1,613              1,607

Stockholders' equity:
 Common stock, $1 par value per share                                    400                398
 Additional paid-in capital                                              266                222
 Retained earnings                                                     5,911              5,901
 Unearned ESOP shares                                                   (142)              (150)
 Accumulated other comprehensive income (loss)                            40                (10)
                                                                    ------------     ---------------
     Total stockholders' equity                                        6,475              6,361
                                                                    ------------     ---------------
                                                                     $29,603            $30,012
                                                                    ============     ===============


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2000



NOTE 1 -- BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2000 presentation.

NOTE 2 -- TRANSACTION AGREEMENT WITH COMSAT CORPORATION

  In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction with a total estimated value of approximately $2.7 billion at the date of the announcement (the Merger). Subsequent to obtaining all regulatory approvals necessary for the first phase of the transaction and approval of the Merger by the stockholders of COMSAT, the Corporation completed a cash tender offer (the Tender Offer) on September 18, 1999. The total value of this phase of the transaction was $1.2 billion, and such amount is included in investments in equity securities in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2000. The Corporation accounts for its 49 percent investment in COMSAT under the equity method of accounting.

  The second phase of the transaction, which will result in consummation of the Merger, is to be accomplished by an exchange of one share of Lockheed Martin common stock for each remaining share of COMSAT common stock. Federal legislation to remove existing restrictions on ownership of COMSAT voting stock was signed into law on March 17, 2000. In connection with actions necessary to consummate the second phase of the transaction, the Corporation filed separate notification and report forms under the Hart-Scott-Rodino Antitrust Improvement Act (HSR Act) with the Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ) in the first quarter of 2000 regarding the Corporation's acquisition of minority interests in two businesses held by COMSAT. On April 22, 2000, the waiting period under the HSR Act with respect to these acquisitions expired.

  The Corporation must also obtain certain regulatory approvals from the Federal Communications Commission (FCC) before the Merger can occur. On March 23, 2000, the Corporation and COMSAT filed applications with the FCC seeking authority for the transfer of control of various FCC authorizations held by COMSAT to a wholly-owned subsidiary of Lockheed Martin. The period for submission of opposition and other comments (and responses thereto) currently is scheduled to end on May 26, 2000. There is no set time frame for the FCC to issue its decision following receipt of comments and there is no assurance as to the timing or whether the FCC will provide the requisite approvals. If the Merger is not completed on or before September 18, 2000, under the terms of the Merger Agreement, Lockheed Martin or COMSAT could terminate the Merger Agreement or elect not to exercise this

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


right, or both parties could agree to extend this date. If consummated, the Merger will be accounted for under the purchase method of accounting. In addition, the Corporation intends to combine the operations of Lockheed Martin Global Telecommunications and COMSAT. If the Merger is not consummated, the Corporation will not be able to achieve all of its objectives with respect to the COMSAT transaction and will be unable to exercise control over COMSAT.

NOTE 3 --EARNINGS PER SHARE

  Basic and diluted earnings (loss) per share were computed based on net earnings (loss). The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings (loss) per share.

  The following table sets forth the computations of basic and diluted earnings
(loss) per share:

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              2000               1999
                                                                            ------             ------
                                                                     (In millions, except per share data)
Net earnings (loss) for basic and diluted earnings per share:
--------------------------------------------------------------

Earnings before cumulative effect of change in accounting                   $   54             $  268
Cumulative effect of change in accounting                                       --               (355)
                                                                            ------             ------

Net earnings (loss)                                                         $   54             $  (87)
                                                                            ======             ======

Average common shares outstanding:
----------------------------------

Average number of common shares outstanding for basic
      computations                                                           387.1              380.3
Dilutive stock options based on the treasury stock method                       .4                2.3
                                                                            ------             ------

Average number of common shares outstanding for diluted
      computations                                                           387.5              382.6
                                                                            ======             ======

Earnings (loss) per common share:
---------------------------------

Basic:
  Before cumulative effect of change in accounting                          $  .14             $  .70
  Cumulative effect of change in accounting                                     --               (.93)
                                                                            ------             ------
                                                                            $  .14             $ (.23)
                                                                            ======             ======

Diluted:
  Before cumulative effect of change in accounting                          $  .14             $  .70
  Cumulative effect of change in accounting                                     --               (.93)
                                                                            ------             ------
                                                                            $  .14             $ (.23)
                                                                            ======             ======

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


NOTE 4 -- INVENTORIES

                                                                        March 31,        December 31,
                                                                          2000               1999
                                                                        -------            -------
                                                                               (In millions)
Work in process, commercial launch vehicles                             $ 1,437            $ 1,514
Work in process, primarily related to other long-term
 contracts and programs in progress                                       3,769              3,879
Less customer advances and progress payments                             (1,846)            (1,848)
                                                                        -------            -------
                                                                          3,360              3,545
Other inventories                                                           422                506
                                                                        -------            -------
                                                                        $ 3,782            $ 4,051
                                                                        =======            =======

  Commercial launch vehicle inventories at March 31, 2000 and December 31, 1999 included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $895 million and $903 million, respectively, for the manufacture of launch vehicles and related launch services. Work in process inventories related to commercial launch vehicles also included costs for launch vehicles, both under contract and not under contract, including unamortized deferred costs related to the commercial Atlas and the Evolved Expendable Launch Vehicle (Atlas V) programs.

  Work in process inventories related to other long-term contracts and programs in progress included unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program. Such unamortized deferred costs at March 31, 2000 and December 31, 1999 were $124 million and $150 million, respectively.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

  Environmental matters - The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $140 million. The Corporation is also coordinating with the U.S. Air Force, which is conducting preliminary studies of the potential

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)



health effects of exposure to perchlorates in connection with several sites across the country, including the Redlands site. The results of these studies indicate that current efforts with water purveyors regarding perchlorate issues are appropriate; however, the Corporation currently cannot project the extent of its ultimate clean-up obligation, if any, with respect to perchlorates.

  The Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) in 1991 relating to certain property in Burbank, California, which obligated the Corporation to design and construct facilities to monitor, extract and treat groundwater, and to operate and maintain such facilities for approximately eight years. The Corporation entered into a follow-on consent decree in 1998 which obligates the Corporation to fund the continued operation and maintenance of these facilities through the year 2018; however, the responsibility for the actual operations of these facilities will be assumed by the city of Burbank late in 2000. The Corporation has also been operating under a cleanup and abatement order from the Regional Board affecting its facilities and former facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Also as a result of its former operations at the Burbank facilities, the Corporation is participating as one of several parties under administrative orders from the EPA to design, build and operate a groundwater treatment system in Glendale, California as part of the San Fernando Superfund site that includes Burbank.
The city of Glendale is ultimately expected to assume responsibility for the operations of the Glendale treatment plant. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000 (the Agreement), the Corporation was reimbursed approximately $100 million in the first quarter of 2000 for past expenditures for certain remediation activities related to the Burbank and Glendale properties. Also under the Agreement, an amount equal to approximately 50 percent of future expenditures for certain remediation activities will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and the Regional Board order related to the Burbank property, and the administrative orders related to the city of Glendale, net of the effects of the Agreement, will be approximately $50 million.

  The Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Redlands and Burbank properties and the city of Glendale described above, a liability of approximately $200 million for the other cases in which an estimate of financial exposure can be determined has been recorded.

  Under an agreement with the U.S. Government in 1990, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. Although the Defense Contract Audit Agency has questioned certain elements of the Corporation's practices with respect to the aforementioned agreement, it is management's opinion that the treatment of these environmental costs is appropriate and consistent with the terms of such agreement.
Currently, Lockheed Martin is in

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

discussions with the U.S. Government regarding the Corporation's October 4, 1999 request for the issuance of a final decision regarding the propriety of the Corporation's U.S. Government accounting practices for the treatment of environmental costs.

  The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recovery of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

  Waste remediation contract - In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threatened the viability of the overall Pit 9 program. Based on an investigation by management to identify and quantify the overall effect of these matters, the Corporation submitted a request for equitable adjustment (REA) to the DOE in March 1997 that sought, among other things, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. The Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters.

  In June 1998, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On the same date, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. In addition, in July 1998, the Corporation withdrew the REA previously submitted to the DOE and replaced it with a certified REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. In August 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. District Court in Boise, Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. The Corporation is defending this action while continuing to pursue its certified REA. Discovery has been ongoing since August 2, 1999. In October 1999, the U.S. Court of Federal Claims stayed the DOE's motion to dismiss the Corporation's lawsuit, finding that the Court has jurisdiction. The Court ordered discovery to commence and gave leave to the DOE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.

NOTE 6 -- INFORMATION ON BUSINESS SEGMENTS

  The Corporation implemented a new organizational structure, effective October 1, 1999, that realigns its core lines of business into four principal business segments. The four principal business segments include Systems Integration, Space Systems, Aeronautical Systems and

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


Technology Services. All other activities of the Corporation fall within the Corporate and Other segment. Additionally, the Corporation announced on April 24, 2000 the reassignment of the Management & Data Systems business unit from the Systems Integration segment to the Space Systems segment. Prior period amounts have been adjusted to conform with the above changes in organizational structure.

                                                                             Three Months Ended
                                                                                 March 31,
                                                                           2000               1999
                                                                          ------             ------
Selected Financial Data by Business Segment                                    (In millions)
Net sales
---------
  Systems Integration                                                    $2,099             $2,264
  Space Systems                                                           1,644              1,858
  Aeronautical Systems                                                    1,036              1,420
  Technology Services                                                       464                448
  Corporate and Other                                                       319                198
                                                                         ------             ------
                                                                         $5,562             $6,188
                                                                         ======             ======

Operating profit (loss)
-----------------------
  Systems Integration                                                    $  171             $  170
  Space Systems                                                              82                162
  Aeronautical Systems                                                       79                164
  Technology Services                                                        26                 32
  Corporate and Other                                                       (32)                88
                                                                         ------             ------
                                                                         $  326             $  616
                                                                         ======             ======

Intersegment revenue(a)
-----------------------
  Systems Integration                                                    $  111             $  121
  Space Systems                                                              27                 26
  Aeronautical Systems                                                       18                 21
  Technology Services                                                       166                152
  Corporate and Other                                                        15                 15
                                                                         ------             ------
                                                                         $  337             $  335
                                                                         ======             ======

(a) Intercompany transactions between segments are eliminated in consolidation, and excluded from the net sales and operating profit (loss)  amounts presented above.

NOTE 7 -- OTHER

  In February 2000, the Corporation and Loral Space & Communications Ltd. (Loral Space) filed certain notices under the HSR Act with the FTC and the DOJ in connection with the Corporation's plan to convert its 45.9 million shares of Loral Space Series A Preferred Stock (the Preferred Stock) into an equal number of shares of Loral Space common stock. Effective March 31, 2000, the Corporation exercised its right to convert the Preferred Stock. Its ownership of 45.9 million shares of Loral Space common stock represents an approximate 16 percent interest in Loral Space, or 13 percent on a diluted basis. Subsequent to conversion, the Corporation began accounting for its investment as an available-for-sale investment. Accordingly, as of March 31, 2000, the investment in Loral Space was adjusted to reflect its current market value, and an

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


unrealized gain, net of income taxes, of approximately $54 million was included in stockholders' equity as a component of other comprehensive income.

  Also in February 2000, the Corporation and Loral Space entered into an agreement which will facilitate the Corporation's ability to divest its interest in Loral Space, but in no case earlier than mid-May 2000. In connection with this agreement, in April 2000, Loral Space filed a registration statement with the Securities and Exchange Commission to register for sale the common shares owned by the Corporation. Loral Space has advised the Corporation that such registration statement will become effective in May 2000.

  In February 1999, the Corporation sold 4.5 million of its shares in L-3 Communications Holdings, Inc. (L-3) as part of a secondary public offering by L-
3. This transaction resulted in a reduction in the Corporation's ownership to approximately seven percent and the recognition of a pretax gain of $114 million which is reflected in other income and expenses. The gain increased net earnings by $74 million, or $.19 per diluted share. After this transaction was consummated, the Corporation began accounting for its remaining investment in L-3 as an available-for-sale investment. Accordingly, as of March 31, 1999, the investment in L-3 was adjusted to reflect its current market value, and an unrealized gain, net of income taxes, of approximately $42 million was included in stockholders' equity as a component of other comprehensive income. In October 1999, the Corporation sold its remaining interest in L-3 and reclassified to net earnings $30 million of unrealized gains previously recorded as comprehensive income.

  The components of comprehensive income for the three months ended March 31, 2000 and 1999 consisted of the following:

                                                   Three Months Ended
                                                        March 31,
                                                  2000           1999
                                                --------        -------
                                                     (In millions)

Net earnings (loss)                              $  54           $ (87)

Other comprehensive income:
  Net foreign currency translation adjustments      --               7
  Net unrealized gain                               50              42
                                                --------        -------
                                                    50              49
                                                --------        -------

Comprehensive income                             $ 104           $ (38)
                                                ========        =======

  In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. Approximately 10 percent of the original charge was reversed in 1999. As of March 31, 2000, CalComp had, among other actions, consummated sales of substantially all of its assets, terminated substantially all of its work force, and initiated the corporate dissolution process under the applicable state statutes and, for its foreign subsidiaries, foreign government statutes. While uncertainty remains concerning the resolution of matters in dispute or litigation, management believes that the remaining amount recorded is adequate to provide for resolution of these matters and to complete the dissolution process.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


  The Corporation's total interest payments were $94 million and $99 million for the three months ended March 31, 2000 and 1999, respectively.

  The Corporation received net federal and foreign income tax refunds of $25 million and made net federal and foreign income tax payments of $63 million in the three months ended March 31, 2000 and 1999, respectively.

  New accounting pronouncements adopted -- Effective January 1, 1999, the Corporation adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which reduced net earnings for the first quarter of 1999 by $355 million, or $.93 per diluted share. The cumulative effect adjustment was recorded net of income tax benefits of $227 million, and was primarily composed of approximately $560 million of costs which were included in inventories as of December 31, 1998.

  New accounting pronouncement to be adopted -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Consolidated Balance Sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. In general, these provisions of the Statement could result in a greater degree of income statement volatility than current accounting practice. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Corporation does not intend to adopt SFAS No. 133, as amended, prior to the required date of January 1, 2001. The Corporation is continuing its process of analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position, but has not yet reached any conclusions.

NOTE 8 -- SUBSEQUENT EVENT

  On April 27, 2000, the Corporation announced that it had reached a definitive agreement to sell Lockheed Martin Control Systems to BAE SYSTEMS North America for $510 million in cash. Consummation of the transaction is conditioned upon regulatory review under the HSR Act and other antitrust laws, and by the Committee on Foreign Investment in the U.S. under the Defense Production Act of 1950. If consummated, this transaction is expected to close in the second or third quarter of 2000 and result in a pretax gain of $300 million to $350 million, or $150 million to $200 million on an after-tax basis.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                March 31, 2000


STRATEGIC AND ORGANIZATIONAL REVIEW

  In September 1999, Lockheed Martin announced the results to date of its strategic and organizational review that began in June 1999. As a result of this review, the Corporation has implemented a new organizational structure (as more fully described in "Note 6 -- Information on Business Segments" of the Notes to Unaudited Condensed Consolidated Financial Statements), and announced plans to evaluate the repositioning of certain businesses to maximize their value and growth potential and the divestiture of certain non-core business units.

  The Corporation is continuing to evaluate alternatives relative to maximizing the value of two business units that serve the commercial information technology markets, including Lockheed Martin's internal information technology needs. These units have been identified by management as having high growth potential,
but are distinct from the Corporation's core business segments.   The
Corporation may seek to maximize the value of these business units through strategic partnerships or joint ventures, or by accessing public equity markets, although the outcome of those efforts cannot be predicted.

  In connection with its decision to evaluate the divestiture of certain non-core business units, the Corporation announced on April 27, 2000 that it had reached a definitive agreement to sell Lockheed Martin Control Systems (Control Systems) to BAE SYSTEMS North America for $510 million in cash. Consummation of the transaction is conditioned upon regulatory review under the Hart-Scott-Rodino Antitrust Improvement Act (HSR Act) and other antitrust laws, and by the Committee on Foreign Investment in the U.S. under the Defense Production Act of 1950. If consummated, this transaction is expected to close in the second or third quarter of 2000 and result in a pretax gain of $300 million to $350 million, or $150 million to $200 million on an after tax basis. The transaction is also expected to generate net proceeds of $325 million to $375 million after related transaction costs and tax payments.

  The Corporation is continuing its evaluation of the divestiture, subject to appropriate valuation, negotiation and approval, of certain other business units in the aerospace electronics, environmental management, and state and local government services lines of business. On a combined basis, net sales in the first quarter of 2000 related to Control Systems and the other business units being evaluated for divestiture totaled $367 million. Based on preliminary data, including Control Systems and assuming that the remaining potential divestiture transactions are approved by the Corporation's Board of Directors and ultimately consummated in the future, management estimates that the potential one-time effects, if combined, could result in a net loss on disposition of approximately $850 million, primarily non-cash. However, the potential net proceeds from these transactions, if consummated, could also generate in excess of $1.5 billion in cash, after transaction costs and associated tax payments, that will be used to reduce debt. Financial effects that may result, if any, would be recorded when the transactions are consummated or when losses can be estimated. Other than the Control Systems transaction discussed above, management cannot predict the timing of the potential divestitures, the amount of proceeds that may ultimately be realized or whether any or all of the potential transactions will take place.

   In a further development related to the strategic and organizational review, the Corporation announced in January 2000 its plans to streamline the Aeronautical Systems and Space Systems segments. These plans provide for the consolidation of multiple business units into one focused company in each segment, and the integration of certain operational and administrative activities

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


within each segment. Management expects these actions to result in future cost savings for the Corporation.

  In line with our continuing efforts to strategically align the Corporation's businesses and core competencies, the Corporation announced on April 24, 2000 the reassignment of the Management & Data Systems business unit from the Systems Integration segment to the Space Systems segment. This move is intended to enable the Corporation to take advantage of synergies within Space Systems to meet the needs of its Department of Defense and intelligence community customers.

  On an ongoing basis, the Corporation will continue to explore the sale of various investment holdings and surplus real estate, review its businesses to identify ways to improve organizational effectiveness and performance, and clarify and focus on its core business strategy.

TRANSACTION AGREEMENT WITH COMSAT CORPORATION

  In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction with a total estimated value of approximately $2.7 billion at the date of the announcement (the Merger). Subsequent to obtaining all regulatory approvals necessary for the first phase of the transaction and approval of the Merger by the stockholders of COMSAT, the Corporation completed a cash tender offer (the Tender Offer) on September 18, 1999. The total value of this phase of the transaction was $1.2 billion, and such amount is included in investments in equity securities in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2000. The Corporation accounts for its 49 percent investment in COMSAT under the equity method of accounting.

  The second phase of the transaction, which will result in consummation of the Merger, is to be accomplished by an exchange of one share of Lockheed Martin common stock for each remaining share of COMSAT common stock. Federal legislation to remove existing restrictions on ownership of COMSAT voting stock was signed into law on March 17, 2000. In connection with actions necessary to consummate the second phase of the transaction, the Corporation filed separate notification and report forms under the HSR Act with the Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ) in the first quarter of 2000 regarding the Corporation's acquisition of minority interests in two businesses held by COMSAT. On April 22, 2000, the waiting period under the HSR Act with respect to these acquisitions expired.

  The Corporation must also obtain certain regulatory approvals from the Federal Communications Commission (FCC) before the Merger can occur. On March 23, 2000, the Corporation and COMSAT filed applications with the FCC seeking authority for the transfer of control of various FCC authorizations held by COMSAT to a wholly-owned subsidiary of Lockheed Martin. The period for submission of opposition and other comments (and responses thereto) currently is scheduled to end on May 26, 2000. There is no set time frame for the FCC to issue its decision following receipt of comments and there is no assurance as to the timing or whether the FCC will provide the requisite approvals. If the Merger is not completed on or before September 18, 2000, under the terms of the Merger Agreement, Lockheed Martin or COMSAT could terminate the Merger Agreement or both parties could agree to extend this date. If consummated, the Merger will be

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

accounted for under the purchase method of accounting. If the Merger is not consummated, the Corporation will not be able to achieve all of its objectives with respect to the COMSAT transaction and will be unable to exercise control over COMSAT.

  The market value of the Corporation's investment in COMSAT at March 31, 2000 was approximately $535 million based on the closing price of its shares on the New York Stock Exchange on that date. The price of COMSAT's common stock is closely aligned with the price of Lockheed Martin's common stock and may not reflect the price at which COMSAT's common stock might trade absent the Merger Agreement.

  The Corporation intends to combine the operations of Lockheed Martin Global Telecommunications (LMGT) and COMSAT upon consummation of the Merger. Given the substantial investment necessary for the growth of the global telecommunications services business, support from strategic partners for LMGT may be sought and public equity markets may be accessed to raise capital, although the Corporation cannot predict the outcome of these efforts.

RESULTS OF OPERATIONS

Consolidated Results of Operations

  The Corporation's operating cycle is long-term and involves many types of production contracts with varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

  The Corporation's consolidated net sales for the first quarter of 2000 were $5.6 billion, a decrease of ten percent from the $6.2 billion recorded for the comparable period in 1999. The net sales increases in the Technology Services and Corporate and Other segments were more than offset by decreases in the remaining segments. The Corporation's operating profit (earnings before interest and taxes) for the first quarter 2000 was approximately $326 million, a decrease of 47 percent from the $616 million recorded in the comparable 1999 period. The reported amounts for the two years presented include the financial impacts of various nonrecurring and unusual items, the details of which are described below. Excluding the effects of these nonrecurring and unusual items for each year, operating profit for first quarter 2000 would have decreased by 37 percent compared to first quarter 1999. Operating profit in all segments, except Systems Integration, declined in the first quarter of 2000 as compared to the first quarter of 1999. For a more detailed discussion of the operating results of the business segments, see "Discussion of Business Segments" below.

  Operating profit in the first quarter of 2000 included the effects of nonrecurring and unusual items which on a combined basis, net of state income taxes, increased operating profit by $10 million. These items included a net gain of $16 million associated with the sale of surplus real estate and losses of $6 million associated with other portfolio shaping actions. Operating profit in the first quarter of 1999 included the effect of a nonrecurring and unusual item which, net of state income taxes, increased operating profit by $114 million. This item resulted from the sale of 4.5 million shares of stock in L-3 Communications Holdings, Inc. (L-3) in a secondary offering of L-3's common stock.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


  The Corporation's reported net earnings for the first quarter of 2000 were $54 million as compared to the first quarter 1999 net loss of $87 million. The combined after-tax effects of the first quarter of 2000 nonrecurring and unusual items discussed above included $10 million related to net gains on the sale of surplus real estate and $4 million in losses associated with other portfolio shaping actions. On a combined basis, these nonrecurring and unusual items increased first quarter 2000 net earnings by $6 million, or $.02 per diluted share. The after-tax effects of the nonrecurring and unusual items in the first quarter of 1999 discussed above included $74 million related to the gain on the sale of the Corporation's remaining interest in L-3. Nonrecurring and unusual items for 1999 also included the effects of the Corporation's adoption of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999, which resulted in the recognition of a cumulative effect adjustment that reduced net earnings by $355 million. On a combined basis, these nonrecurring and unusual items decreased first quarter 1999 net earnings by $281 million, or $.74 per diluted share.

  The Corporation reported diluted earnings (loss) per share of $.14 and $(.23) for the first quarter of 2000 and 1999, respectively. If the nonrecurring and unusual items described above were excluded from the calculation of earnings per share, diluted earnings per share for the first quarter of 2000 and 1999 would have been $.12 and $.51, respectively.

  The Corporation's backlog of undelivered orders was approximately $46.6 billion at March 31, 2000 as compared to $45.9 billion reported at December 31, 1999. The Corporation received orders for approximately $6.3 billion in new and follow-on business during the first quarter of 2000 that were substantially offset by sales during the period. Significant new orders received during the quarter principally related to a $1.3 billion Israeli F-16 fighter aircraft contract award and an order for two Italian C-130J airlift aircraft. However, several significant orders received by the Corporation are not included in the first quarter 2000 ending backlog. These include the F-16 fighter aircraft orders for the United Arab Emirates (UAE) and Greece, worth approximately $6.4 billion and $1.6 billion, respectively, as well as two recently announced U.S. C-130J airlift aircraft orders. The aforementioned orders are expected to be recorded later in 2000, pending various governmental approvals.

  In connection with the UAE's order for F-16 fighter aircraft discussed above, the Corporation is in the process of establishing a letter of credit related to advance payments to be received under the contract. The Corporation expects the letter of credit to be in place in the second quarter of 2000.

Discussion of Business Segments

  As discussed previously, the Corporation has implemented a new organizational structure, effective October 1, 1999, that realigns its core lines of business into four principal business segments. The four principal business segments are Systems Integration, Space Systems, Aeronautical Systems, and Technology Services. All other activities of the Corporation fall within the Corporate and Other segment. Additionally, the Corporation announced on April 24, 2000 the reassignment of the Management & Data Systems business unit from the Systems Integration segment to the Space Systems segment. The following discussion of the results of operations of the Corporation's business segments reflects the new organizational structure based on information in "Note 6 -- Information on Business Segments" of the Notes to Unaudited

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

Condensed Consolidated Financial Statements included in this Form 10-Q, including the financial data in the tables under the headings "Net sales" and "Operating profit (loss )."

  In addition, the following table displays the pretax impact of the nonrecurring and unusual items discussed earlier and the related effects on each segment's operating profit (loss) for each of the two periods presented:

                                                                    Three Months Ended
                                                                        March 31,
                                                                     2000         1999
                                                                    -----         -----
                                                                       (In millions)
Nonrecurring and Unusual Items  Profit (Loss):
Consolidated Effects
    Sales of surplus real estate                                    $  16         $ --
    Divestitures and other portfolio shaping items                     (6)          --
    Sale of remaining interest in L-3                                  --          114
                                                                    -----         -----
                                                                    $  10         $114
                                                                    =====         =====
Segment Effects
    Systems Integration                                             $  --         $ --
    Space Systems                                                      17           --
    Aeronautical Systems                                               --           --
    Technology Services                                                (6)          --
    Corporate and Other                                                (1)         114
                                                                    -----         -----
                                                                    $  10         $114
                                                                    =====         =====

  In an effort to make the following discussion of significant operating results of each business segment more understandable, the effects of these nonrecurring and unusual items discussed earlier have been excluded. The Space Systems and Aeronautical Systems segments generally include programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the significant number of smaller programs in the Systems Integration and Technology Services segments, the impacts of performance by individual programs typically are not as material to these segments' overall results of operations.

Systems Integration

  Net sales of the Systems Integration segment decreased by seven percent in first quarter 2000 compared to the first quarter 1999. Approximately 55 percent of the decrease in 2000 was attributable to reduced volume in postal systems activities. Net sales also decreased $55 million due to a decline in volume on the segment's aerospace electronic systems businesses. The remaining decrease is primarily attributable to timing of revenue related to tactical training systems in the United Kingdom.

  Operating profit for the segment increased by one percent in the first quarter of 2000 compared to the same period in 1999. The first quarter 2000 increase is mainly attributable to the absence in 2000 of $35 million in charges related to the Theater High Altitude Area Defense (THAAD) missile program incurred in the first quarter of 1999. These charges included a $15 million performance penalty for the failure to intercept the target during a test firing as well as a $20 million provision for further potential exposure related to this program. These increases were

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


partially offset by an approximate $34 million decrease related to the volume declines in postal systems and aerospace electronics activities discussed in the preceding paragraph as well declines in certain missile defense programs due to performance issues.

Space Systems

  Net sales of the Space Systems segment decreased by 12 percent in the first quarter of 2000 compared to the first quarter 1999. Approximately 67 percent of the 2000 decline in sales was attributable to a reduction in launch vehicle activity. Declines in the Proton commercial launch vehicle program were due to the timing of launches, which more than offset increases in the Atlas commercial launch vehicle program. A decline in volume related to military satellites, classified programs, and reconnaissance system activities, partially offset by increased activities in commercial satellites, contributed another $60 million to the current year decline.

  Operating profit for the segment decreased by 60 percent in the first quarter of 2000 from the comparable 1999 period. Approximately 45 percent of the segment's 2000 operating profit decrease resulted from lower volume in military satellites and classified activities as well as decreased commercial satellite performance. Additionally, approximately $35 million of the decrease was due to market and pricing pressures related to the Atlas program. An adjustment related to a more conservative assessment of future program performance on the Titan IV program and expensing of start-up costs associated with the EELV program, offset by increases in Atlas launch volume, comprised the remainder of the first quarter 2000 decline.

Aeronautical Systems

  Net sales of the Aeronautical Systems segment decreased by 27 percent in the first quarter of 2000 from the comparable period in 1999. An approximate 50 percent reduction in sales and deliveries of F-16 fighter aircraft and C-130J airlift aircraft accounted for approximately $380 million of the current year decline in net sales. Reduction in sales on other tactical aircraft programs comprised the remainder of the first quarter 2000 decline.

  Operating profit for the segment decreased by 52 percent in the first quarter of 2000 from the comparable 1999 period. Approximately 50 percent of the 2000 decline in operating profit was attributable to the Corporation's fourth quarter 1999 decision not to record profit on C-130J airlift aircraft deliveries, as a result of changes in estimates due to cost growth and reduced production rates, until further favorable progress occurs in terms of orders and cost. The aforementioned reductions in F-16 fighter aircraft deliveries and declines in volume on other tactical aircraft programs contributed approximately $35 million to the decrease in first quarter 2000 operating profit, with the remainder of the decrease caused by reduced activities on various other military aircraft programs.

Technology Services

  Net sales of the Technology Services segment increased by four percent in the first quarter of 2000 from the comparable 1999 period. Approximately $15 million of the increase in the first quarter 2000 net sales resulted from increased volume on various federal technology services programs, primarily the Consolidated Space Operations Contract. Increased net sales in the segment's aircraft maintenance and logistics lines of business were offset by a decline in volume on certain energy related contracts due to program maturity.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

  Operating profit for the segment remained consistent in the first quarter of 2000 from the first quarter of 1999. In the first quarter of 2000, an increase of approximately $8 million in operating profits on various federal technology services programs as well as from the segment's aircraft maintenance and logistics lines of business was entirely offset by lower profit on certain energy-related contracts and the effects of the divestiture of Lockheed Martin Hanford Company in the fourth quarter of 1999.

Corporate and Other

  Net sales of the Corporate and Other segment increased by 61 percent in the first quarter of 2000 compared to the first quarter of 1999. Approximately 70 percent of the 2000 increase in net sales is attributable to the operations of LMGT and was primarily associated with the recognition of revenue on a Proton launch vehicle, which successfully launched the ACeS 1 satellite in the first quarter of 2000. Additionally, increased volume related to state and municipal services and information technology outsourcing programs contributed approximately $30 million to the first quarter increase in net sales, with the remainder of the increase due to certain international services activities. The absence in 2000 of sales attributable to Lockheed Martin Information Management Systems' Communications Industry Services line of business and the Corporation's commercial graphics company, Real 3D, which were divested in the fourth quarter of 1999, had negligible effects on the change in first quarter 2000 net sales.

  Operating profit for the first quarter 2000 decreased $5 million from the comparable 1999 period. Operating profit for 2000 was adversely affected by approximately $15 million of negative adjustments, primarily related to performance on an information technology-outsourcing contract and a state and municipal services contract. These decreases were partially offset by lower start-up and other operating expenses for LMGT. The absence in first quarter 2000 of losses associated with the Real 3D operating unit were offset by the absence in the first quarter 2000 of a favorable adjustment recorded by the segment's Communications Industry Services line of business in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 2000, $482 million of cash was provided by operating activities, compared to $153 million used for operating activities during the first quarter of 1999. This fluctuation was primarily attributable to accelerated payments received in the first quarter of 2000 on certain aircraft and space systems programs as a result of exceeding performance expectations, and reimbursements in connection with the remediation agreement related to the Burbank and Glendale properties discussed in "Note 5-- Commitments and Contingencies." Net cash used for investing activities during the first quarter of 2000 was $114 million as compared to $51 million provided by investing activities during the first quarter of 1999. The 2000 amount includes approximately $84 million in cash used for additions to property, plant and equipment and approximately $30 million of net cash used for additional investments in Astrolink International, LLC and other acquisition and divestiture activities. The 1999 amount includes the receipt of $182 million of proceeds from the sale of L-3 common stock mentioned previously, which was partially offset by $131 million used for additions to property, plant and equipment. Net cash used for financing activities in the first quarter of 2000 was $290 million as compared to $140 million during first quarter 1999. The variance between periods was primarily due to an approximate $250 million decrease in the Corporation's total debt position, net of acquired debt,

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

during the first quarter of 2000 versus a decrease in total debt of $61 million during the first quarter of 1999.

  Total debt, including short-term borrowings, decreased by approximately $250 million during the first quarter of 2000 from approximately $12 billion at December 31, 1999. This decrease was primarily attributable to net repayments of short-term debt of approximately $234 million. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At the end of the first quarter of 2000, the Corporation held cash and cash equivalents of $533 million, a portion of which were used to pay down its commercial paper borrowings in April 2000. Total stockholders' equity was $6.5 billion at March 31, 2000, an increase of approximately $114 million from the December 31, 1999 balance. This increase resulted from 2000 net earnings of $54 million, employee stock option and ESOP activities of $54 million, and other comprehensive income of $50 million, partially offset by payment of dividends of $44 million. As a result of the above factors, the Corporation's debt to total capitalization ratio decreased from 65 percent at December 31, 1999 to 64 percent at March 31, 2000.

  Commercial paper borrowings outstanding at March 31, 2000 were approximately $241 million and are supported by a short-term revolving credit facility in the amount of $1 billion which expires on May 28, 2000, and a long-term revolving credit facility in the amount of $3.5 billion which expires on December 20, 2001. No borrowings were outstanding under these credit facilities at March 31, 2000. Following the Corporation's issuance of $3 billion in long-term debt securities in the fourth quarter of 1999 and based on a current assessment of its available financial resources, the Corporation has determined not to renew its $1 billion short-term revolving credit facility and may terminate this credit facility in advance of its expiration. The Corporation will establish a letter of credit related to the sale of F-16 fighter aircraft to the UAE discussed previously.

  In March 2000, the Corporation filed a shelf registration with the Securities and Exchange Commission to provide for the issuance of up to $1 billion in debt securities. The registration statement was declared effective on April 14, 2000. Were the Corporation to issue debt securities under this shelf registration, it would expect to use the net proceeds for general corporate purposes. These purposes may include repayment of debt, working capital needs, capital expenditures, acquisitions and any other general corporate purpose.

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

  Cash and cash equivalents including temporary investments, internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements and discretionary investment needs during the next twelve months. Consistent with the Corporation's desire to generate cash to reduce debt and invest in its core businesses, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation may continue to divest certain non-core businesses, passive equity investments and surplus properties.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

  In February 2000, the Corporation and Loral Space & Communications Ltd. (Loral Space) filed certain notices under the HSR Act with the FTC and the DOJ in connection with the Corporation's plan to convert its 45.9 million shares of Loral Space Series A Preferred Stock (the Preferred Stock) into an equal number of shares of Loral Space common stock. Effective March 31, 2000, the Corporation exercised its right to convert the Preferred Stock. Its ownership of 45.9 million shares of Loral Space common stock represents an approximate 16 percent interest in Loral Space, or 13 percent on a diluted basis.

  Also in February 2000, the Corporation and Loral Space entered into an agreement which will facilitate the Corporation's ability to divest its interest in Loral Space, but in no case earlier than mid-May 2000. In connection with this agreement, in April 2000, Loral Space filed a registration statement with the Securities and Exchange Commission to register for possible sale the common shares owned by the Corporation. Loral Space has advised the Corporation that such registration statement will become effective in May 2000. The Corporation expects to divest its shares of Loral Space; however, the timing of such divestitures and the related amount of cash received will depend on market conditions.

OTHER MATTERS

  The Corporation's primary exposure to market risk relates to interest rates and foreign currency exchange rates. Financial instruments held by the Corporation which are subject to interest rate risk principally include variable rate commercial paper and fixed rate long-term debt. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation may use interest rate swaps to manage its exposure to fluctuations in interest rates; however, there were no such agreements outstanding at March 31, 2000. Based on its portfolio of variable rate short-term debt and fixed rate long-term debt outstanding at March 31, 2000, the Corporation's exposure to interest rate risk is not material.

  The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions, and related gains and losses on the contracts are recognized in income when the hedged transaction occurs. At March 31, 2000, the amounts of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the first quarter of 2000, were not material. Based on the above, the Corporation's exposure to foreign currency exchange risk is not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

  As more fully described in "Note 5 - Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed price contract with the U.S. Department of Energy (DOE) for the remediation of waste found in Pit 9.
The Corporation has been unsuccessful to date in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DOE's direction, terminated the Pit 9 contract for default. At the same time, the Corporation filed a lawsuit seeking to overturn the default termination. Subsequently, the Corporation took actions to raise the status of its request for equitable adjustment to a formal claim. Also in 1998, the management contractor, again at the DOE's direction, filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the Pit 9

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

contract. The Corporation is defending this action in which discovery has been pending since August 1999. In October 1999, the U.S. Court of Federal Claims stayed the DOE's motion to dismiss the Corporation's lawsuit, finding that the Court has jurisdiction. The Court ordered discovery to commence and gave leave to the DOE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.

  As more fully described in Management's Discussion and Analysis in Lockheed Martin's 1999 Annual Report on Form 10-K, the Corporation is involved in two joint ventures with Russian government-owned space firms. The operations of these joint ventures include marketing Proton launch services, which are subject to a U.S.-imposed quota on the number of Russian launches of U.S. built satellites into certain orbits. The majority of customer advances received for Proton launch vehicle services is forwarded to a launch vehicle manufacturer in Russia. Significant portions of these advances would be required to be refunded to customers if launch services were not provided within the contracted time frame. At March 31, 2000, approximately $698 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and approximately $851 million of payments to the Russian manufacturer for launches not yet provided was included in inventories. At March 31, 2000, no portion of the customer advances was associated with launches in excess of the quota, and approximately $254 million of the $851 million of payments to the aforementioned Russian manufacturer were associated with launches in excess of the number currently allowed under the quota. Through March 31, 2000, launch services provided through these joint ventures have been in accordance with contract terms. With respect to the quota, the Corporation's ability to achieve certain of its business objectives related to launch services, satellite manufacture and telecommunications market penetration could be impaired if the limit on the number of launches imposed by the quota is not raised or eliminated. Management is working to achieve a favorable resolution to raise or eliminate the limitation on the number of Russian launches covered by the quota.

  Also as more fully described in Management's Discussion and Analysis in its Form 10-K, the Corporation is involved in agreements with RD AMROSS, a Russian manufacturer of booster engines, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicles. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Included in inventories at March 31, 2000 and December 31, 1999 were payments made under these agreements of approximately $44 million and $55 million, respectively.

FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

anticipated costs of capital investments and planned dispositions. Our operations are necessarily subject to various risks and uncertainties and, therefore, actual outcomes are dependent upon many factors, including, without limitation, our successful performance of internal plans and reorganization efforts; the timely outcome of agency actions required in order to consummate the transaction with COMSAT; government customers' budgetary constraints and the timing of awards and contracts; customer changes in short-range and long-range plans; domestic and international competition in the defense, space and commercial areas; continued development and acceptance of new products; timing and customer acceptance of product delivery and launches; product performance; performance issues with the U.S. Government, key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; the outcome of contingencies, including completion of acquisitions and divestitures, litigation and environmental remediation; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; as well as other economic, political and technological risks and uncertainties. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of the "Transaction Agreement with COMSAT Corporation", the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 3 through 6, pages 23 through 26 and pages 26 through 28, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 24 of this Form 10-Q; and "Note 2 -- Transaction Agreement with COMSAT Corporation," "Note 5 -- Commitments and Contingencies," "Note 7 -- Other" and "Note 8 -- Subsequent Event" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 6 through 7, pages 8 through 10, pages 11 through 13 and page 13, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          Lockheed Martin Corporation
                          Part II - Other Information


Item 1. Legal Proceedings

  The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, both as specifically described below and in the Corporation's 1999 Annual Report on Form 10-K (Form 10-K), or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's results of operations or financial position.

  The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. For the U.S. Government investigations described in the Corporation's Form 10-K, it is too early for Lockheed Martin to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial condition.

  The following describes new matters not previously disclosed as well as developments of previously reported matters that have occurred since filing of the Corporation's Form 10-K. See the "Legal Proceedings" section of the Form 10-K for a description of previously reported matters.

  On February 1, 2000, the Corporation received notice that the U.S. Environmental Protection Agency (EPA) had filed a civil enforcement action alleging violations of the federal Toxic Substances Control Act (TSCA) at the Idaho National Engineering and Environmental Laboratory. The complaint, which seeks a civil penalty of approximately $188 thousand, alleges that Lockheed Martin Idaho Technologies Company (a wholly-owned subsidiary of the Corporation) violated provisions of the PCB (polychlorinated biphenyl) Regulations promulgated by the EPA and TSCA. The Corporation is negotiating this matter with the EPA.

  The Corporation has been cited by the California South Coast Air Quality Management District (SCAQMD) for allegedly mishandling asbestos-containing demolition debris at the Corporation's former aircraft manufacturing facilities in Burbank, California. In a letter dated February 10, 2000, the SCAQMD offered to settle the Notices of Violation in exchange for a civil penalty of $315 thousand. The Corporation's demolition contractor, who was responsible for the work, was also cited and has agreed to honor its contractual indemnity to the Corporation for any penalty ultimately assessed by the SCAQMD.

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 27, 2000, the stockholders of Lockheed Martin Corporation:

 . Elected the following individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2001 and until their successors have been duly elected and qualified:


                                         Votes Cast For          Votes Withheld
                                         --------------          --------------

  Norman R. Augustine                     341,556,635              15,412,144
  Marcus C. Bennett                       342,362,606              14,606,173
  Lynne V. Cheney                         342,984,894              13,983,885
  Vance D. Coffman                        339,050,523              17,918,256
  James F. Gibbons                        343,486,720              13,482,059
  Edward E. Hood, Jr.                     343,133,851              13,834,928
  Caleb B. Hurtt                          343,130,265              13,838,514
  Gwendolyn S. King                       343,006,583              13,962,196
  Eugene F. Murphy                        343,307,443              13,661,336
  Frank Savage                            333,363,362              23,605,417
  James R. Ukropina                       343,367,707              13,601,072
  Douglas C. Yearley                      343,388,069              13,580,710



 . Ratified the appointment of Ernst & Young LLP, independent auditors, to audit the consolidated financial statements of the Corporation as of and for the fiscal year ending December 31, 2000. There were 350,675,809 votes for the appointment, 4,233,773 votes against the appointment, and 2,059,197 abstentions.

 . Ratified a proposal to re-approve performance-based goals under the Lockheed
  Martin Corporation 1995 Omnibus Performance Award Plan. There were 334,706,822 votes for the proposal, 18,670,567 votes against the proposal, and 3,591,390 abstentions.

 . Rejected a stockholder proposal which recommended that the Board of Directors take necessary actions to ensure that future outside directors not serve for more than six years. There were 21,886,313 votes for the proposal, 284,940,927 votes against the proposal, 4,613,833 abstentions and 45,527,706 non-votes.

 . Rejected a stockholder proposal which recommended that the Board of Directors establish a committee to research and develop criteria for the bidding, acceptance and implementation of military contracts, and to report the results of its study to shareholders at the 2001 Annual Meeting of Stockholders. There were 15,628,573 votes for the proposal, 275,908,898 votes against the proposal, 19,903,602 abstentions and 45,527,706 non-votes.

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     1.  Exhibit 10.   Lockheed Martin Corporation Directors Equity Plan, as
                       amended May 1, 2000.

     2.  Exhibit 12.   Lockheed Martin Corporation Computation of Ratio of
                       Earnings to Fixed Charges for the three months ended
                       March 31, 2000.

     3.  Exhibit 27.   Financial Data Schedule for the three months ended March
                       31, 2000.

(b)  Reports on Form 8-K filed in the first quarter of 2000.

     1.  Current report on Form 8-K filed on January 31, 2000.

         Item 5.  Other Events

                  The Corporation filed information contained in its press releases dated January 27, 2000 and January 28, 2000. The January 27, 2000 press release relates to the Corporation's decision to streamline certain activities in two business areas. The January 28, 2000 press release relates to the Corporation's financial performance for fiscal year ended December 31, 1999 and a reduction in its dividend rate.

         Item 7.  Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release dated January 27, 2000.
                  Lockheed Martin Corporation Press Release dated January
                  28, 2000.

(c)  Reports on Form 8-K filed subsequent to the first quarter of 2000.


     1. Current report on Form 8-K filed on April 4, 2000.

        Item 5.   Other Events

                  The Corporation filed information contained in its press release dated March 10, 2000 regarding the passage of Congressional legislation related to the proposed merger with COMSAT Corporation.

        Item 7.   Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release dated March 10,
                  2000.

     2. Current report on Form 8-K filed on April 5, 2000.

        Item 5.   Other Events

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)


                  The Corporation filed information contained in its press release dated April 3, 2000 which announces the selection of Louis R. Hughes as President and Chief Operating Officer, effective April 27, 2000.

        Item 7.   Financial Statements and Exhibits

                  Lockheed Martin Press Release dated April 3, 2000.

     3. Current report on Form 8-K filed on April 28, 1999.

        Item 5.   Other Events

                  The Corporation filed information contained in its press release dated April 25, 2000 concerning its results of operations for the quarter ended March 31, 2000.

        Item 7.   Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release dated April 25,
                  2000.

                          LOCKHEED MARTIN CORPORATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LOCKHEED MARTIN CORPORATION
                                          ---------------------------
                                          (Registrant)


Date:          May 5, 2000                by: /s/Christopher E. Kubasik
       ---------------------------            --------------------------
                                              Christopher E. Kubasik
                                              Vice President and Controller
                                              (Chief Accounting Officer)