Form 10-Q
period 2000-06-30
LOCKHEED MARTIN CORP
filed 2000-08-11
CIK 936468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    JUNE 30, 2000       COMMISSION FILE NUMBER   1-11437
                   -----------------                            ---------


                           LOCKHEED MARTIN CORPORATION
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           MARYLAND                                 52-1893632
-------------------------------               ----------------------
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                              20817
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (301) 897-6000
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

                                               YES    X       NO
                                                  ----------      ----------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



          CLASS                                  OUTSTANDING AS OF JULY 31, 2000
--------------------------                      --------------------------------
COMMON STOCK, $1 PAR VALUE                                  401,842,266

                           LOCKHEED MARTIN CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                  ------------

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I.      Financial Information

     Item 1.    Financial Statements

       Unaudited Condensed Consolidated Statement of Operations-
         Three Months and Six Months Ended June 30, 2000 and 1999..............3

       Unaudited Condensed Consolidated Statement of Cash Flows-
         Six Months Ended June 30, 2000 and 1999...............................4

       Unaudited Condensed Consolidated Balance Sheet-
         June 30, 2000 and December 31, 1999...................................5

       Notes to Unaudited Condensed Consolidated Financial Statements..........6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................17

     Item 3.    Quantitative and Qualitative Disclosure of Market Risk
                  (included in Item 2. under the caption "Other Matters")

Part II.     Other Information

     Item 1.    Legal Proceedings.............................................32

     Item 4.    Submission of Matters to a Vote of Security Holders...........34

     Item 6.    Exhibits and Reports on Form 8-K..............................34

Signatures....................................................................37

Exhibit 3       Bylaws of Lockheed Martin Corporation, as amended

Exhibit 10      Special agreements with certain employees/consultants

Exhibit 12      Computation of Ratio of Earnings to Fixed Charges

Exhibit 27      Financial Data Schedule

                           Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Operations

                                                               Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
                                                            2000            1999            2000            1999
                                                            ----            ----            ----            ----
                                                                      (In millions, except per share data)
Net sales                                               $  6,212        $  6,203        $ 11,774        $ 12,391
Cost of sales                                              5,784           6,072          11,033          11,773
                                                        --------        --------        --------        --------

Earnings from operations                                     428             131             741             618
Other income and expenses, net                              (103)              3             (90)            132
                                                        --------        --------        --------        --------

                                                             325             134             651             750
Interest expense                                             220             191             447             383
                                                        --------        --------        --------        --------

Earnings (loss) before income taxes and
  cumulative effect of change in accounting                  105             (57)            204             367
Income tax expense (benefit)                                  63             (16)            108             140
                                                        --------        --------        --------        --------

Earnings (loss) before cumulative effect of
  change in accounting                                        42             (41)             96             227
Cumulative effect of change in accounting                     --              --              --            (355)
                                                        --------        --------        --------        --------

Net earnings (loss)                                     $     42        $    (41)       $     96        $   (128)
                                                        ========        ========        ========        ========

Earnings (loss) per common share:
--------------------------------
Basic:
  Before cumulative effect of change in
     accounting                                         $    .11        $   (.11)       $    .25        $    .59
  Cumulative effect of change in accounting                   --              --              --            (.93)
                                                        --------        --------        --------        --------

                                                        $    .11        $   (.11)       $    .25        $   (.34)
                                                        ========        ========        ========        ========

Diluted:
  Before cumulative effect of change in
    accounting                                          $    .11        $   (.11)       $    .25        $    .59
  Cumulative effect of change in accounting                   --              --              --            (.93)
                                                        --------        --------        --------        --------

                                                        $    .11        $   (.11)       $    .25        $   (.34)
                                                        ========        ========        ========        ========

Cash dividends declared per common share                $    .11        $    .22        $    .22        $    .44
                                                        ========        ========        ========        ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
           Unaudited Condensed Consolidated Statement of Cash Flows

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                     2000             1999
                                                                                     ----             ----
                                                                                         (In millions)
Operating Activities:
Earnings before cumulative effect of change in accounting                       $      96            $  227
Adjustments to reconcile earnings to net cash provided
   by operating activities:
     Depreciation and amortization                                                    471               463
     Changes in operating assets and liabilities                                    1,031              (866)
                                                                                ---------           -------

Net cash provided by (used for) operating activities                                1,598              (176)
                                                                                ---------           -------

Investing Activities:
Expenditures for property, plant and equipment                                       (185)             (276)
Sale of shares in L-3 Communications                                                   --               182
Other                                                                                 (43)                3
                                                                                ----------        ---------

Net cash used for investing activities                                               (228)              (91)
                                                                                ----------         --------

Financing Activities:
Net (decrease) increase in short-term borrowings                                     (467)              861
Net repayments related to long-term debt                                              (23)             (723)
Issuances of common stock                                                               2                15
Common stock dividends                                                                (88)             (171)
                                                                                ----------          --------

Net cash used for financing activities                                               (576)              (18)
                                                                                 --------          --------

Net increase (decrease) in cash and cash equivalents                                  794              (285)
Cash and cash equivalents at beginning of period                                      455               285
                                                                                 --------          --------

Cash and cash equivalents at end of period                                        $ 1,249         $      --
                                                                                  =======         =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
                Unaudited Condensed Consolidated Balance Sheet

                                                                                      June 30,        December 31,
                                                                                       2000              1999
                                                                                       ----              ----
                                                                                            (In millions)
Assets
Current assets:
   Cash and cash equivalents                                                        $ 1,249            $  455
   Receivables                                                                        4,182             4,348
   Inventories                                                                        3,809             4,051
   Deferred income taxes                                                              1,167             1,237
   Other current assets                                                                 570               605
                                                                                  ---------         ---------
         Total current assets                                                        10,977            10,696

Property, plant and equipment                                                         3,550             3,634
Investments in equity securities                                                      2,200             2,210
Intangible assets related to contracts and programs acquired                          1,181             1,259
Cost in excess of net assets acquired                                                 9,027             9,162
Other assets                                                                          2,957             3,051
                                                                                  ---------         ---------
                                                                                   $ 29,892          $ 30,012
                                                                                  =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                 $ 1,037           $ 1,228
   Customer advances and amounts in excess of costs incurred                          5,145             4,655
   Salaries, benefits and payroll taxes                                                 972               941
   Income taxes                                                                           9                51
   Short-term borrowings                                                                  8               475
   Current maturities of long-term debt                                                 803                52
   Other current liabilities                                                          1,557             1,410
                                                                                  ---------         ---------
         Total current liabilities                                                    9,531             8,812

Long-term debt                                                                       10,650            11,427
Post-retirement benefit liabilities                                                   1,758             1,805
Other liabilities                                                                     1,514             1,607

Stockholders' equity:
   Common stock, $1 par value per share                                                 402               398
   Additional paid-in capital                                                           307               222
   Retained earnings                                                                  5,909             5,901
   Unearned ESOP shares                                                                (134)             (150)
   Accumulated other comprehensive loss                                                 (45)              (10)
                                                                                  ---------         ---------
         Total stockholders' equity                                                   6,439             6,361
                                                                                  ---------         ---------
                                                                                   $ 29,892          $ 30,012
                                                                                  =========         =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2000 presentation.

NOTE 2 -- BUSINESS COMBINATION WITH COMSAT CORPORATION

     In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction (the Merger). Subsequent to obtaining all regulatory approvals necessary for the first phase of the transaction and approval of the Merger by the stockholders of COMSAT, the Corporation completed a cash tender offer (the Tender Offer) on September 18, 1999. The total value of this phase of the transaction was $1.2 billion, and such amount was included in investments in equity securities in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2000. The Corporation accounted for its 49 percent investment in COMSAT under the equity method of accounting.

     In connection with actions necessary to complete the second phase of the transaction, federal legislation to remove existing restrictions on ownership of COMSAT voting stock was signed into law on March 17, 2000. In addition, the Corporation filed separate notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the Federal Trade Commission (FTC) and the U.S. Department of Justice (DOJ) in the first quarter of 2000 regarding the Corporation's acquisition of minority interests in two businesses held by COMSAT. On April 22, 2000, the waiting period under the HSR Act with respect to these acquisitions expired. On March 23, 2000, the Corporation and COMSAT filed applications with the FCC seeking authority for the transfer of control of various FCC authorizations held by COMSAT to a wholly-owned subsidiary of Lockheed Martin. In connection therewith, the FCC released an order on July 31, 2000, which allowed the Corporation and COMSAT to complete the Merger.

     On August 3, 2000, pursuant to the terms of the Merger Agreement, the second phase of the transaction was accomplished which resulted in consummation of the Merger. On that date, each share of COMSAT common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Corporation) was converted into the right to receive one share of Lockheed Martin common stock. The total amount recorded related to this phase of the transaction will be approximately $1.3 billion based on the Corporation's issuance of approximately 27.5 million shares of its common stock (in exchange for each share of COMSAT's common stock, other than shares held by the Corporation) at a price of $49 per share. This price per share

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)



represents the average of the price of Lockheed Martin's common stock a few days before and after the announcement of the transaction in September 1998. Based on the above, the total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of cash balances acquired.

     The COMSAT transaction will be accounted for using the purchase method of accounting. Preliminary purchase accounting adjustments will be recorded in the third quarter of 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. Such adjustments are expected to include certain amounts totaling approximately $2.3 billion, composed of adjustments to record equity investees acquired at their fair values and cost in excess of net assets acquired, which is expected to be amortized over a composite estimated life of 30 years. These preliminary adjustments and estimates are subject to change as a result of the completion of future analyses.

     The following unaudited pro forma combined earnings data presents the results of operations of the Corporation and COMSAT as if the Merger had been consummated at the beginning of the periods presented. The pro forma combined earnings data does not purport to be indicative of the results of operations that would have resulted if the COMSAT transaction had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.


                                                                                    Pro Forma Combined
                                                                                       Earnings Data
                                                                                 Six Months Ended June 30,
                                                                                 2000                1999
                                                                                 ----                ----
                                                                           (In millions, except per share data)
Net sales                                                                      $ 12,066            $ 12,664
Earnings before cumulative effect of change in accounting                            93                 197
Net earnings (loss)                                                                  93                (158)

Earnings (loss) per common share:
Basic:                                                                              .22                 .48
  Before cumulative effect of change in accounting                                  .22                (.39)
  Net earnings (loss) per common share

Diluted:
  Before cumulative effect of change in accounting                                  .22                 .48
  Net earnings (loss) per common share                                              .22                (.38)

     The Corporation will include the operations of COMSAT with the results of operations of Lockheed Martin Global Telecommunications, Inc. (LMGT), a wholly owned subsidiary of the Corporation, from August 1, 2000.

NOTE 3 -- EARNINGS PER SHARE

     Basic and diluted earnings (loss) per share were computed based on net earnings (loss). The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share, and this number of shares was increased by the

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings (loss) per share.

     The following table sets forth the computations of basic and diluted earnings (loss) per common share:



                                                                               Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
                                                                               2000           1999           2000          1999
                                                                               ----           ----           ----          ----
                                                                                      (In millions, except per share data)
Net earnings (loss) for basic and diluted computations:
------------------------------------------------------

Earnings (loss) before cumulative effect of change in
    accounting                                                             $      42     $     (41)     $      96     $     227

Cumulative effect of change in accounting                                         --            --             --          (355)
                                                                           ---------     ---------      ---------     ---------

Net earnings (loss)                                                        $      42     $     (41)     $      96     $    (128)
                                                                           =========     =========      =========     =========

Average common shares outstanding:
---------------------------------

Average number of common shares outstanding for basic
     computations                                                              389.5         381.4          388.3         380.8

Effects of dilutive stock options based on the treasury
    stock method                                                                 1.7            -- (a)        1.0           2.5
                                                                           ---------     ---------      ---------     ---------

Average number of common shares outstanding for
    diluted computations                                                       391.2         381.4 (a)      389.3         383.3
                                                                           =========     =========      =========     =========

Earnings (loss) per common share:
--------------------------------

Basic:
  Before cumulative effect of change in accounting                         $     .11     $    (.11)     $     .25     $     .59
  Cumulative effect of change in accounting                                       --            --             --          (.93)
                                                                           ---------     ---------      ---------     ---------
                                                                           $     .11     $    (.11)     $     .25     $    (.34)
                                                                           =========     =========      =========     =========
Diluted:
  Before cumulative effect of change in accounting                         $     .11     $    (.11)     $     .25     $     .59
  Cumulative effect of change in accounting                                       --            --             --          (.93)
                                                                           ---------     ---------      ---------     ---------
                                                                           $     .11     $    (.11)     $     .25     $    (.34)
                                                                           =========     =========      =========     =========

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

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


NOTE 4 -- INVENTORIES

                                                        June 30,    December 31,
                                                          2000           1999
                                                          ----           ----
                                                             (In millions)

Work in process, commercial launch vehicles            $   1,453       $  1,514
Work in process, primarily related to other long-term
   contracts and programs in progress                      3,805          3,879
Less customer advances and progress payments              (1,826)        (1,848)
                                                       ---------       --------
                                                           3,432          3,545
Other inventories                                            377            506
                                                       ---------       --------
                                                       $   3,809       $  4,051
                                                       =========       ========

     Commercial launch vehicle inventories at June 30, 2000 and December 31, 1999 included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $880 million and $903 million, respectively, for the manufacture of launch vehicles and related launch services. Work in process inventories related to commercial launch vehicles also included costs for launch vehicles, both under contract and not under contract, including unamortized deferred costs related to the commercial Atlas and the Evolved Expendable Launch Vehicle (Atlas V) programs.

     Work in process inventories related to other long-term contracts and programs in progress included unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program. The total amount of unamortized deferred costs expected to be recognized related to unsold C-130J aircraft was $140 million and $150 million at June 30, 2000 and December 31, 1999, respectively.

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

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


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

     The Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) in 1991 relating to certain property in Burbank, California, which obligated the Corporation to design and construct facilities to monitor, extract and treat groundwater, and to operate and maintain such facilities for approximately eight years. The Corporation entered into a follow-on consent decree in 1998 which obligates the Corporation to fund the continued operation and maintenance of these facilities through the year 2018; however, the responsibility for the actual operations of these facilities will be assumed by the city of Burbank in the fourth quarter of 2000. The Corporation has also been operating under a cleanup and abatement order from the Regional Board affecting its facilities and former facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Also as a result of its former operations at the Burbank facilities, the Corporation is participating as one of several parties to a consent decree with the EPA (entered August 3, 2000) to fund the operation of a groundwater treatment system previously designed and built by the group in Glendale, California as part of the San Fernando Superfund site that includes Burbank. The consent decree calls for this treatment system to be operated for 12 years, one year under the direction of the parties who built the facility and thereafter by the city of Glendale. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000 (the Agreement), the Corporation was reimbursed approximately $100 million in the first quarter of 2000 for past expenditures for certain remediation activities related to the Burbank and Glendale properties. Also under the Agreement, an amount equal to approximately 50 percent of future expenditures for certain remediation activities will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and the Regional Board order related to the Burbank property, and the administrative orders related to the city of Glendale, net of the effects of the Agreement, will be approximately $50 million.

     The Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Redlands and Burbank properties and the city of Glendale described above, a liability of approximately $200 million for the other properties in which an estimate of financial exposure can be determined has been recorded.

     Under an agreement with the U.S. Government in 1990, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation. Currently, Lockheed Martin is in discussions with the U.S. Government regarding certain elements of the Corporation's accounting practices for the treatment of environmental costs; however, it is management's opinion that the treatment of these environmental costs is appropriate and consistent with the terms of such agreement and applicable regulations.

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

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


NOTE 6 -- INFORMATION ON BUSINESS SEGMENTS

     The Corporation implemented a new organizational structure, effective October 1, 1999, that realigned its core lines of business into four principal business segments. The four principal business segments include Systems Integration, Space Systems, Aeronautical Systems and Technology Services. All other activities of the Corporation, including the operations of LMGT and COMSAT, fall within the Corporate and Other segment. In 2000, the Corporation reassigned the Management & Data Systems business unit and the space applications systems line of business from the Systems Integration segment to the Space Systems segment. Prior period amounts have been adjusted to conform with the above changes in organizational structure.


                                                                Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                                 2000         1999         2000          1999
                                                                 ----         ----         ----          ----
                                                                                (In millions)
Selected Financial Data by Business Segment

Net sales
---------
  Systems Integration                                         $ 2,334      $ 2,367   $    4,405       $ 4,599
  Space Systems                                                 1,780        1,728        3,452         3,618
  Aeronautical Systems                                          1,253        1,346        2,289         2,766
  Technology Services                                             599          537        1,063           985
  Corporate and Other                                             246          225          565           423
                                                             --------    ---------   ----------    ----------
                                                              $ 6,212      $ 6,203      $11,774       $12,391
                                                              =======      =======      =======       =======

Operating profit (loss)
-----------------------
  Systems Integration                                        $    202     $    205    $     370     $     373
  Space Systems                                                   128           46          213           210
  Aeronautical Systems                                             89         (118)         168            46
  Technology Services                                              36           36           62            68
  Corporate and Other                                            (130)         (35)        (162)           53
                                                            ----------   ----------  -----------  -----------
                                                             $    325     $    134    $     651     $     750
                                                             ==========   ========    =========     =========

Intersegment revenue(a)
-----------------------
  Systems Integration                                        $    118     $    112    $     223     $     227
  Space Systems                                                    34           28           62            57
  Aeronautical Systems                                             21           22           39            43
  Technology Services                                             186          154          352           307
  Corporate and Other                                              15           15           30            30
                                                              -------     --------     --------      --------
                                                             $    374     $    331    $     706     $     664
                                                             ==========   ========    =========     =========

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)

                                                                                June 30,         December 31,
                                                                                  2000               1999
                                                                                --------         ------------
                                                                                      (In millions)
Selected Financial Data by Business Segment

Customer advances and amounts in excess of
------------------------------------------
    costs incurred/(b)/
    -------------------
  Systems Integration                                                            $   951            $ 1,039
  Space Systems                                                                    2,245              2,553
  Aeronautical Systems                                                             1,753                899
  Technology Services                                                                 21                 31
  Corporate and Other                                                                175                133
                                                                                 -------            -------
                                                                                 $ 5,145            $ 4,655
                                                                                 =======            =======

(a) Intercompany transactions between segments are eliminated in consolidation, and excluded from the net sales and operating profit amounts presented above.

(b) At June 30, 2000, customer advances and amounts in excess of costs incurred in the Space Systems segment included approximately $1.2 billion for launch vehicles and related launch services (approximately $683 million of which relates to launch vehicles and services from Russian manufacturers) and approximately $730 million for the manufacture of commercial satellites (approximately $235 million of which could be refundable with interest if the related contracts are canceled by the respective customers). Customer advances and amounts in excess of costs incurred in the Aeronautical Systems segment included approximately $1.0 billion related to the F-16 fighter aircraft program (approximately $900 million of which relates to a contract with the United Arab Emirates).

NOTE 7 -- OTHER

     On June 30, 2000, the Corporation was notified that Globalstar Telecommunications, L.P. (Globalstar) failed to repay borrowings of $250 million under a revolving credit agreement on which Lockheed Martin was a partial guarantor. In connection with its contractual obligation under the guarantee, on June 30, 2000, the Corporation paid $207 million to the lending institutions from which Globalstar borrowed, which included applicable interest and fees. On that same date, Loral Space & Communications, Ltd. (Loral Space), under a separate indemnification agreement between the Corporation and Loral Space, paid Lockheed Martin $57 million. The Corporation is entitled to repayment by Globalstar of the remaining $150 million paid under the guarantee, but has not as yet reached agreement with respect to the form and timing of such repayment. In light of the uncertainty of the situation regarding the amounts due from Globalstar, the Corporation recorded a nonrecurring and unusual charge in the second quarter of 2000, net of state income tax benefits, of approximately $141 million. The charge reduced net earnings by $91 million, or $.23 per diluted share.

     In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. Approximately 10 percent of the original charge was reversed in 1999. As of June 30, 2000, CalComp had, among other actions, consummated

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


sales of substantially all of its assets, terminated substantially all of its work force, and initiated the corporate dissolution process under the applicable state statutes and, for its foreign subsidiaries, foreign government statutes. Based on management's assessment of the remaining actions to be taken to complete initiatives contemplated in the Corporation's original plans and estimates, the Corporation reversed approximately $33 million of the original pretax charge in the second quarter of 2000, which increased net earnings by $21 million, or $.05 per diluted share. While uncertainty remains concerning the resolution of matters in dispute or litigation, management believes that the remaining amount recorded at June 30, 2000, which represents approximately 10 percent of the original charge, is adequate to provide for resolution of these matters and to complete the dissolution process.

     Effective March 31, 2000, subsequent to receiving applicable regulatory approval, the Corporation exercised its right to convert its 45.9 million shares of Loral Space Series A Preferred Stock (the Preferred Stock) into an equal number of shares of Loral Space common stock. The Corporation's ownership of
45.9 million shares of Loral Space common stock represents an approximate 15 percent interest in Loral Space, or 13 percent on a diluted basis. Subsequent to conversion, the Corporation began accounting for its investment as an available-for-sale investment. Accordingly, as of June 30, 2000, the investment in Loral Space was adjusted to reflect its current market value, and an unrealized loss, net of income taxes, of approximately $33 million was included in stockholders' equity as a component of accumulated other comprehensive income
(loss).

     In June 1999, the Corporation recorded negative adjustments in the Aeronautical Systems segment totaling approximately $210 million which resulted from changes in estimates on the C-130J airlift aircraft program due to cost growth and a reduction in production rates, based on a current evaluation of the program's performance. These adjustments, net of state income tax benefits, negatively impacted earnings (loss) before income taxes and cumulative effect of change in accounting by $197 million, and increased the net loss by $128 million, or $.33 per diluted share. Also in June 1999, the Corporation recorded negative adjustments in the Space Systems segment totaling approximately $90 million related to the Titan IV program which included the effects of changes in estimates for award and incentive fees resulting from the Titan IV launch failure on April 30, 1999, as well as a more conservative assessment of future program performance. These adjustments, net of state income tax benefits, negatively impacted earnings (loss) before income taxes and cumulative effect of change in accounting by $84 million, and increased the net loss by $54 million, or $.14 per diluted share.

     In February 1999, the Corporation sold 4.5 million of its shares in L-3 Communications Holdings, Inc. (L-3) as part of a secondary public offering by L-3. This transaction resulted in a reduction in the Corporation's ownership to approximately seven percent and the recognition of a pretax gain of $114 million which is reflected in other income and expenses. The gain increased net earnings by $74 million, or $.19 per diluted share. After this transaction was consummated, the Corporation began accounting for its remaining investment in L-3 as an available-for-sale investment. Accordingly, as of June 30, 1999, the investment in L-3 was adjusted to reflect its current market value, and an unrealized gain, net of income taxes, of approximately $45 million was included in stockholders' equity as a component of accumulated other comprehensive income. In October 1999, the Corporation sold its remaining interest in

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


L-3 and reclassified to net earnings $30 million of unrealized gains previously recorded as comprehensive income.

     The components of comprehensive income for the three months and six months ended June 30, 2000 and 1999 consisted of the following:



                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                  June 30,
                                                               2000         1999         2000         1999
                                                               ----         ----         ----         ----
                                                                          (In millions)
Net earnings (loss)                                      $      42      $    (41)   $      96     $   (128)

Other comprehensive income:
  Net foreign currency translation adjustments                  --           (11)          --           (4)
  Net unrealized (loss) gain                                   (85)            3          (35)          45
                                                          ---------     --------     ---------   ---------
                                                               (85)           (8)         (35)          41
                                                          ---------    ----------    ---------   ---------

Comprehensive (loss) income                               $    (43)     $    (49)    $     61     $    (87)
                                                          =========     =========    ========     =========

     The Corporation's total interest payments were $457 million and $383 million for the six months ended June 30, 2000 and 1999, respectively.

     The Corporation's federal and foreign income tax payments, net of refunds received, were $10 million and $227 million for the six months ended June 30, 2000 and 1999, respectively.

     New accounting pronouncements adopted -- Effective January 1, 1999, the Corporation adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which negatively impacted net earnings (loss) for the six months ended June 30, 1999 by $355 million, or $.93 per diluted share. The cumulative effect adjustment was recorded net of income tax benefits of $227 million.

     New accounting pronouncement to be adopted -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Consolidated Balance Sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Corporation does not intend to adopt SFAS No. 133, as amended, prior to the required date of January 1, 2001. The Corporation currently expects that the adoption of SFAS No. 133 will not have a material impact on its consolidated results of operations and financial position at the date of

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                   (continued)


adoption. However, adoption of the Statement could result in a greater degree of income statement volatility than current accounting practice in subsequent periods.

NOTE 8 -- SUBSEQUENT EVENT

     On July 13, 2000, the Corporation made the decision to sell its aerospace electronics systems (AES) businesses to BAE SYSTEMS North America (BAE SYSTEMS), and announced that it had reached a definitive agreement to sell these businesses to BAE SYSTEMS for $1.67 billion in cash. Consummation of the transaction is conditioned upon regulatory review under the HSR Act and other antitrust laws, and by the Committee on Foreign Investment in the U.S. under the Exon Florio Amendment to the Defense Procurement Act of 1950.

     As a result of its decision to sell the AES businesses to BAE SYSTEMS, the Corporation will classify the assets of these businesses as "held for disposal" under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." The sum of the carrying value of the net assets of the AES businesses and estimated transaction costs exceeds the sales price per the agreement with BAE SYSTEMS. Therefore, the Corporation is expected to record an impairment loss in the third quarter of 2000 to adjust the book values of the assets to be disposed of to their fair values in accordance with SFAS No. 121. Based on preliminary calculations and analyses, the Corporation estimates that the resulting pretax loss, net of state income tax benefits, will be approximately $750 million, or approximately $1 billion on an after-tax basis. These estimates are subject to change based on future analyses and closing of the transaction. If consummated, this transaction is expected to close in the fourth quarter of 2000.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 2000


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

     In connection with its decision to evaluate the divestiture of certain non-core business units, the Corporation made the decision on July 13, 2000 to sell its aerospace electronics systems (AES) businesses to BAE SYSTEMS North America (BAE SYSTEMS), and announced that it had reached a definitive agreement to sell these businesses to BAE SYSTEMS for $1.67 billion in cash. Consummation of the transaction is conditioned upon regulatory review under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) and other antitrust laws, and by the Committee on Foreign Investment in the U.S. under the Exon Florio Amendment to the Defense Procurement Act of 1950. Net sales for the first six months of 2000 related to the AES businesses totaled approximately $340 million excluding intercompany sales. As more fully discussed in "Note 8 - Subsequent Event" of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation is expected to record an impairment loss in the third quarter of 2000 to adjust the book values of the assets of the AES businesses to their fair values. Based on preliminary calculations and analyses, the Corporation currently estimates that the resulting pretax loss, net of state income tax benefits, will be approximately $750 million, or approximately $1 billion on an after-tax basis. If consummated, this transaction is expected to close in the fourth quarter of 2000 and generate net cash proceeds of $1.2 billion to $1.3 billion after related transaction costs and federal and state tax payments. These estimates are subject to change based on future analyses and closing of the transaction.

     In addition, the Corporation announced in April 2000 that it had reached a definitive agreement to sell Lockheed Martin Control Systems (Control Systems) to BAE SYSTEMS for $510 million in cash. Consummation of this transaction is also conditioned upon regulatory review under the HSR Act and other antitrust laws, and by the Committee on Foreign Investment in the U.S. under the Exon Florio Amendment to the Defense Procurement Act of 1950. On June 9, 2000, the Antitrust Division of the Department of Justice (DOJ) issued a request to Lockheed Martin and BAE SYSTEMS for additional information and documents. This request extends the waiting period during which the proposed transaction may not be consummated for 20 days from the date of receipt by the DOJ of the requested materials. Net sales for the first six months of 2000 related to Control Systems totaled approximately $140 million excluding intercompany sales. If consummated, this transaction is expected to close in the second half of 2000. The Corporation currently estimates

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)



that this transaction will result in a pretax gain, net of state income taxes, of approximately $300 million, or approximately $175 million on an after tax basis, and generate net cash proceeds of $325 million to $375 million after related transaction costs and federal and state tax payments. These estimates are subject to change based on future analyses and the closing of the transaction.

     The Corporation is continuing its evaluation of the divestiture, subject to appropriate valuation, negotiation and approval, of certain other business units in the environmental management and state and local government services lines of business. On a combined basis, net sales for the first six months of 2000 related to such business units being evaluated for divestiture totaled approximately $300 million. Based on preliminary data, assuming that the remaining potential divestiture transactions are approved by the Corporation's Board of Directors and ultimately consummated in the future, management estimates that the potential one-time effects, if combined, could result in a net gain on disposition. Financial effects that may result, if any, would be recorded when the transactions are consummated or when losses can be estimated. Management cannot predict the timing of these potential divestitures, the amount of proceeds that may ultimately be realized or whether any or all of the potential transactions will take place.

     On an ongoing basis, the Corporation will continue to explore the sale of various investment holdings and surplus real estate, review its businesses to identify ways to improve organizational effectiveness and performance, and clarify and focus on its core business strategy.

BUSINESS COMBINATION WITH COMSAT CORPORATION

     In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction (the Merger). Subsequent to obtaining all regulatory approvals necessary for the first phase of the transaction and approval of the Merger by the stockholders of COMSAT, the Corporation completed a cash tender offer (the Tender Offer) on September 18, 1999. The total value of this phase of the transaction was $1.2 billion, and such amount was included in investments in equity securities in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2000. The Corporation accounted for its 49 percent investment in COMSAT under the equity method of accounting.

     On August 3, 2000, subsequent to the passage of federal legislation to remove existing restrictions on ownership of COMSAT voting stock and obtaining the additional required regulatory approvals, the second phase of the transaction was accomplished pursuant to the terms of the Merger Agreement, which resulted in consummation of the Merger. On that date, each share of COMSAT common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Corporation) was converted into the right to receive one share of Lockheed Martin common stock. The total amount recorded related to this phase of the transaction will be approximately $1.3 billion based on the Corporation's issuance of approximately 27.5 million shares of its common stock (in exchange for each share of COMSAT's common stock, other than shares held by the Corporation) at a price of $49 per share. This price per share represents the average of the price of Lockheed Martin's common stock a few days before and after the announcement of the transaction in September 1998. Based on the above, the total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of cash balances acquired.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)



     The COMSAT transaction will be accounted for using the purchase method of accounting. Preliminary purchase accounting adjustments will be recorded in the third quarter of 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. Such adjustments are expected to include certain amounts totaling approximately $2.3 billion, composed of adjustments to record equity investees acquired at their fair values and cost in excess of net assets acquired, which is expected to be amortized over a composite estimated life of 30 years. These preliminary adjustments and estimates are subject to change as a result of the completion of future analyses.

     The Corporation will include the operations of COMSAT with the results of operations of Lockheed Martin Global Telecommunications, Inc. (LMGT), a wholly owned subsidiary of the Corporation, from August 1, 2000. Given the substantial investment necessary for the growth of the global telecommunications services business, support from strategic partners for LMGT may be sought and public equity markets may be accessed to raise capital, although the Corporation cannot predict the outcome of these efforts.

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

     Consolidated net sales for both of the second quarters of 2000 and 1999 were $6.2 billion. Consolidated net sales for the six months ended June 30, 2000 were $11.8 billion, a five percent decrease from the $12.4 billion reported for the same period in 1999. Quarter-to-quarter net sales decreases in the Aeronautical Systems and Systems Integration segments were offset by increases in the remaining segments. For the six months ended June 30, 2000, as compared to the respective 1999 period, net sales increases in the Technology Services and Corporate and Other segments were more than offset by decreases in the remaining segments. The Corporation's operating profit (earnings before interest and taxes) for the second quarter of 2000 was $325 million versus $134 million for the comparable 1999 period. The Corporation's operating profit for the six months ended June 30, 2000 was $651 million, a 13 percent decrease from the $750 million reported for the comparable 1999 period. Increases in operating profit in the second quarter of 2000 as compared to the second quarter of 1999 in the Aeronautical Systems and Space Systems segments more than offset the decrease in the Corporate and Other segment, while the other segments remained relatively constant. For the six months ended June 30, 2000, an operating profit increase in the Aeronautical Systems segment was more than offset by the decrease in the Corporate and Other segment, while the other segments remained relatively constant. Operating profit for the comparative quarter and year-to-date periods in the Aeronautical Systems and Space Systems segments were favorably impacted by the absence in 2000 of negative adjustments recorded during the second quarter of 1999 on the C-130J airlift aircraft and Titan IV launch vehicle programs, respectively. The reported amounts above also include the financial impacts of various nonrecurring and unusual items, the details of which are described below. Excluding the effects of these nonrecurring and unusual items for each year,

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


operating profit for second quarter of 2000 would have been $433 million, an increase from the $154 million reported for the second quarter 1999. Similarly, excluding the effects of these nonrecurring and unusual items, operating profit for the six months ended June 30, 2000 would have been $749 million, a 14 percent increase over the $656 million reported in the comparable 1999 period. For a more detailed discussion of the operating results of the business segments, see "Discussion of Business Segments" below.

     As discussed above, operating profit in the second quarter of 2000 included the effects of nonrecurring and unusual items which on a combined basis, net of state income taxes, decreased operating profit by $108 million. These items, as more fully described in "Note 7 -- Other" of the Notes to Unaudited Condensed Consolidated Financial Statements, included 1) a charge of $141 million associated with amounts due from Globalstar Telecommunications, L.P. (Globalstar) in connection with a net $150 million payment made by the Corporation related to its guarantee of Globalstar's debt, and 2) a favorable adjustment of $33 million associated with the reversal of a portion of the previously recorded charge related to the shutdown of CalComp Technology Inc.'s (CalComp) operations. Operating profit in the second quarter of 1999 included the effect of a nonrecurring and unusual item related to portfolio shaping activities which, net of state income taxes, decreased operating profit by $20 million. Operating profit for the six months ended June 30, 2000 included the effects of nonrecurring and unusual items which on a combined basis, net of state income taxes, decreased operating profit by $98 million. In addition to the previously mentioned items related to Globalstar and CalComp, these items included a net gain of $16 million associated with the sale of surplus real estate and losses of $6 million associated with other portfolio shaping actions. Operating profit for the six months ended June 30, 1999 included the effects of nonrecurring and unusual items which on a combined basis, net of state income taxes, increased operating profit by $94 million. This net gain is comprised of an increase in operating profit, net of state income taxes, of $114 million resulting from the sale of 4.5 million shares of stock in L-3 Communications Holdings, Inc. (L-3), partially offset by the previously mentioned portfolio shaping actions recorded in the second quarter of 1999.

     The Corporation's reported net earnings for the quarter and six months ended June 30, 2000 were $42 million and $96 million, respectively, as compared to net losses of $41 million and $128 million reported in the comparable 1999 periods. The after-tax effects of the second quarter 2000 nonrecurring and unusual items discussed in the preceding paragraph included $91 million related to the charge for amounts due from Globalstar and $21 million related to the favorable adjustment associated with the reversal of a portion of the previously recorded CalComp charge. On a combined basis, these nonrecurring and unusual items decreased second quarter 2000 net earnings by $70 million, or $.18 per diluted share. The after-tax effects of the second quarter of 1999 nonrecurring and unusual item associated with other portfolio shaping actions discussed in the preceding paragraph reduced net earnings by $12 million, or $.03 per diluted share. In addition to the second quarter 2000 items discussed above, the after-tax effects of the nonrecurring and unusual items for the six months ended June 30, 2000 also included a net gain of $10 million associated with the sale of surplus real estate and net loss of $4 million associated with other portfolio shaping activities. On a combined basis, these nonrecurring and unusual items decreased net earnings for the six months ended June 30, 2000 by $64 million, or $.16 per diluted share. In addition to the second quarter 1999 item discussed above, the after-tax effects of the nonrecurring and unusual items for the six months ended June 30, 1999, included $74 million

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


related to the gain on the sale of the Corporation's remaining interest in L-3. Nonrecurring and unusual items for 1999 also included the effects of the Corporation's adoption of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999, which resulted in the recognition of a cumulative effect adjustment that reduced net earnings by $355 million. On a combined basis, these nonrecurring and unusual items decreased net earnings for the six months ended June 30, 1999 by $293 million, or $.77 per diluted share.

     The Corporation reported diluted earnings (loss) per share of $.11 and $.25 for the quarter and six months ended June 30, 2000, respectively, as compared to $(.11) and $(.34) for the comparable 1999 periods. If the nonrecurring and unusual items described above were excluded from the calculation of earnings per share, diluted earnings per share for the quarter and six months ended June 30, 2000 would have been $.29 and $.41 respectively, and diluted earnings (loss) per share for the quarter and six months ended June 30, 1999 would have been $(.08) and $.43, respectively.

     The Corporation's backlog of undelivered orders was approximately $57.1 billion at June 30, 2000 as compared to $45.9 billion reported at December 31, 1999. The Corporation received orders for approximately $22.9 billion in new and follow-on business during the first six months of 2000 that were partially offset by sales during the period. Significant new orders received during the 2000 period principally related to $8.9 billion in F-16 fighter aircraft orders for the United Arab Emirates (UAE), Israel and Greece. Additionally, the Corporation received a total of approximately $4.0 billion in orders for the following: the THAAD Engineering, Manufacturing, and Development (EMD) contract; Integrated Weapons Systems for the Royal Norwegian Navy's New Frigate Program; and two U.S. C-130J airlift aircraft and two Italian C-130J airlift aircraft.

Discussion of Business Segments

     As discussed previously, the Corporation has implemented a new organizational structure, effective October 1, 1999, that realigns its core lines of business into four principal business segments. The four principal business segments are Systems Integration, Space Systems, Aeronautical Systems, and Technology Services. All other activities of the Corporation fall within the Corporate and Other segment. In 2000, the Corporation reassigned the Management & Data Systems business unit and the space applications systems line of business from the Systems Integration segment to the Space Systems segment. The following discussion of the results of operations of the Corporation's business segments reflects these organizational changes based on information in "Note 6 -- Information on Business Segments" of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, including the financial data in the tables under the headings "Net sales" and "Operating profit (loss)."

     In addition, the following table displays the pretax impact of the nonrecurring and unusual items discussed earlier and the related effects on each segment's operating profit (loss) for each of the periods presented:

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)




                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                             2000         1999         2000         1999
                                                             ----         ----         ----         ----
                                                                            (In millions)
Nonrecurring and unusual items - profit (loss):
Consolidated effects
    Charge related to Globalstar guarantee                  $  (141)    $     --       $ (141)     $    --
    Partial reversal of CalComp reserve                          33           --           33           --
    Sales of surplus real estate                                 --           --           16           --
    Divestitures and other portfolio shaping items               --          (20)          (6)         (20)
    Sale of remaining interest in L-3                            --           --           --          114
                                                            -------      -------      -------       ------
                                                            $  (108)      $  (20)      $  (98)      $   94
                                                            =======       ======       ======       ======
Segment effects
    Systems Integration                                     $    --      $    --      $    --      $    --
    Space Systems                                                --          (20)          17          (20)
    Aeronautical Systems                                         --           --           --           --
    Technology Services                                          --           --           (6)          --
    Corporate and Other                                        (108)          --         (109)         114
                                                            --------      -------     --------      ------
                                                            $  (108)      $  (20)     $   (98)      $   94
                                                            ========      =======     ========      ======

     In an effort to make the following discussion of significant operating results of each business segment more understandable, the effects of these nonrecurring and unusual items discussed earlier have been excluded. The Space Systems and Aeronautical Systems segments generally include programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the significant number of relatively smaller programs in the Systems Integration and Technology Services segments, the impacts of performance by individual programs typically are not as material to these segments' overall results of operations.

Systems Integration

     Net sales of the Systems Integration segment decreased by one percent and four percent for the quarter and six months ended June 30, 2000, respectively, from the comparable 1999 periods. For the quarter, net sales decreased by approximately $160 million related to declines in volume on aerospace electronics systems programs and the segment's Command, Control, Communications, Computers, and Intelligence (C4I) line of business. These decreases were partially offset by increases in volume of approximately $100 million in naval electronics and surveillance systems and by approximately $40 million in missiles and fire control activities over the comparable 1999 period, with the remainder of the variance due to various other systems integration activities. For the first six months of 2000 as compared to 1999, net sales decreased by approximately $235 million due to volume declines in aerospace electronics systems program activities and the segment's C4I line of business. In addition, net sales decreased approximately $85 million related to volume declines in electronic platform integration programs, which include distribution technologies (formerly known as postal systems). These decreases were partially offset by an approximate $90 million increase in missiles and fire control activities and an approximate $80 million increase in naval electronics and surveillance systems volume.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


     Operating profit for the segment decreased by one percent for both the quarter and six months ended June 30, 2000, as compared to the respective 1999 periods. The relationship of quarter-to-quarter operating profit is due to the same factors that impacted quarter-to-quarter net sales as discussed above. For the first six months of 2000 compared to the respective 1999 period, operating profit decreased approximately $30 million related to aerospace electronics systems program activities, the C4I line of business and electronic platform integration programs, including distribution technologies, as a result of the volume declines discussed in the preceding paragraph. The operating profit impact of volume declines on certain tactical missile programs contributed another approximate $15 million to the year-to-year decrease. These decreases were partially offset by an approximate $15 million increase in operating profit on naval electronics and surveillance systems activities related to the volume increases during this period as discussed above. Further mitigating the year-to-year decrease was the absence in 2000 of $35 million in charges related to the Theater High Altitude Area Defense (THAAD) missile program recorded in the first quarter of 1999. These charges included a performance penalty for the failure to intercept the target during a test firing as well as a provision for further potential exposure related to this program. The remainder of the year-to-year fluctuation is due to the operating profit impact of volume declines on certain other systems integration programs.

Space Systems

     Net sales of the Space Systems segment increased by three percent for the second quarter 2000 as compared to the second quarter 1999 and decreased five percent for the six months ended June 30, 2000 from the comparable 1999 period. Net sales increased by approximately $120 million due to higher Atlas launch vehicle volume in the second quarter of 2000 as compared to the respective 1999 period. Quarter-to-quarter net sales also increased due to the absence in 2000 of approximately $90 million in negative adjustments recorded during the second quarter of 1999 related to the Titan IV program. These adjustments included the effects of changes in estimates for award and incentive fees resulting from the Titan IV launch failure on April 30, 1999, as well as a more conservative assessment of future program performance. These increases in quarter-to-quarter net sales were partially offset by an approximate $95 million decrease in volume related to Titan and other government launch vehicle activities, partially offset an approximate $50 million adjustment recorded on the Titan IV program as a result of contract modifications and improved performance on the program as discussed in more detail below. The remainder of the variance in net sales for the second quarter of 2000 related primarily to declines in volume of approximately $70 million on military satellites and classified programs as well as approximately $40 million on commercial satellites.

     Net sales for the six months ended June 30, 2000 decreased from the comparable 1999 period due to volume declines of approximately $215 million in military satellites and classified programs, approximately $170 million in Titan and other government launch vehicle activities, excluding the Titan program adjustments discussed above, and approximately $135 million in Proton launch vehicle activities. Lower volume on ground reconnaissance systems activities contributed another approximately $55 million to the year-to-year decline. These decreases were partially offset by increased volume of approximately $180 million on Atlas launch vehicles, the aforementioned adjustments related to the Titan IV program, and approximately $90 million related to increased commercial satellite activities.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


     Operating profit for the segment increased by approximately $62 million in the second quarter of 2000 and decreased by approximately $34 million for the six months ended June 30, 2000 from the comparable 1999 periods. Consistent with the change in net sales, the absence in 2000 of the approximately $90 million in negative adjustments recorded during the second quarter of 1999 on the Titan IV program had a corresponding and equivalent positive impact on the increase in quarter-to-quarter operating profit. In addition, operating profit during the second quarter of 2000 was favorably impacted by the approximate $50 million adjustment recorded on the Titan IV program as a result of contract modifications and improved performance on the program. The contract modifications, which resulted primarily from the U.S. Government's Broad Area Review team recommendations, provide for a more balanced sharing of risk in the future. The improved performance on the program resulted from the successful implementation of corrective actions and initiatives taken since the previously mentioned 1999 Titan IV launch failure. The absence in 2000 of an approximate $20 million assessment on the performance on a military satellite program recorded in 1999 accounted for an additional increase in quarter-to-quarter net profit. Partially offsetting these increases was an approximate $50 million decrease in operating profit related to commercial satellite performance and ground reconnaissance systems activities. The operating profit impact of the reduced volume of Proton, Titan, and other government launch vehicle activities discussed above also offset the quarter-to-quarter increase in operating profit by approximately $45 million. The remainder of the quarter-to-quarter variance is primarily attributable to the operating profit impact of the increase in Atlas sales volume discussed in the preceding paragraph, partially offset by the expensing of higher levels of start-up costs associated with the EELV program and decreases in volume on certain other space systems programs.

     For the six months ended June 30, 2000 as compared to the same 1999 period, operating profit decreased approximately $55 million due to performance on commercial satellites, and by approximately $50 million associated with the decline in volume on Proton, Titan, and government launch vehicle activities discussed in the preceding paragraph. Additionally, the operating profit impact of the year-to-year declines in volume on military and classified satellites as well as ground reconnaissance systems activities accounted for approximately $35 million of the decrease. Increases in operating profit on Atlas launch vehicle activities related to the higher year-to-year volume discussed above were offset by the expensing of start-up costs associated with the EELV program and by an approximate $35 million charge due to market and pricing pressures related to the Atlas program recorded during the first quarter of 2000. The accumulated total of the previously mentioned decreases in year-to-year operating profit more than offset the favorable impact of the Titan IV adjustments discussed above.

Aeronautical Systems

     Net sales of the Aeronautical Systems segment decreased by 7 percent and 17 percent for the quarter and six months ended June 30, 2000, respectively, from the comparable 1999 periods. Volume declines in F-16 fighter aircraft programs, primarily due to a 60 percent reduction in deliveries, accounted for approximately $130 million of the decrease in quarter-to-quarter net sales. This decrease was partially offset by an approximate $30 million increase in net sales related to an increase in C-130J airlift aircraft deliveries during the second quarter of 2000 over

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


the comparable 1999 period. Increases in the volume of aircraft modification programs accounted for the remainder of the quarter-to-quarter variance. The decrease in net sales for the six months ended June 30, 2000 from the comparable 1999 period is attributable to lower volume on tactical aircraft and air mobility programs, primarily related to an approximate 55 percent reduction in deliveries of F-16 fighter aircraft.

     Operating profit for the segment increased by approximately $207 million and approximately $122 million for the quarter and six months ended June 30, 2000, respectively, from the comparable 1999 periods. The quarter-to-quarter increase in operating profit is due to the absence in 2000 of an approximate $210 million negative adjustment recorded during the second quarter of 1999 that resulted from changes in estimates on the C-130J program due to cost growth and a reduction in production rates. This adjustment included the reversal of previously recorded profit on the program. This increase in quarter-to-quarter operating profit was partially offset by lower operating profit associated with the decline in aircraft deliveries discussed in the preceding paragraph. Consistent with the quarter-to-quarter increase, the aforementioned $210 million charge related to the C-130J program, net of profit recorded on the program in the first quarter of 1999, accounted for the majority of the increase in operating profit for the six months ended June 30, 2000 over the respective 1999 period. The Corporation decided in the fourth quarter 1999 not to record profit on C-130J airlift aircraft deliveries, as a result of changes in estimates due to cost growth and reduced production rates, until further favorable progress occurs in terms of orders and cost. The increase resulting from the absence in 2000 of the charge on the C-130J program was partially offset by an approximate $50 million reduction in year-to-year operating profit resulting from the decrease in aircraft programs discussed in the preceding paragraph.

Technology Services

     Net sales of the Technology Services segment increased by 12 percent and 8 percent for the quarter and six months ended June 30, 2000, respectively, over the comparable 1999 periods. Approximately $60 million of the increase in second quarter 2000 net sales resulted from increased volume on various federal technology services programs, primarily the Consolidated Space Operations Contract. The remainder of the quarter-to-quarter variance resulted from increased net sales in the segment's aircraft maintenance and logistics lines of business, which were offset by declines in volume on certain energy related contracts due to program maturity and the effects of the fourth quarter of 1999 divestiture of Lockheed Martin Hanford Company. The increase in net sales for the six months ended June 30, 2000 was primarily attributable to an approximate $90 million increase over the comparable 1999 period in volume on various federal technology services programs, primarily the Consolidated Space Operations Contract. The remainder of the year-to-year variances was comprised of an approximate $35 million decline in volume on certain energy related contracts due to program maturity partially offset by an approximate $20 million increase in the segment's aircraft maintenance and logistics lines of business.

     Operating profit for the segment remained consistent for both the quarter and six months ended June 30, 2000 as compared to the respective 1999 periods. The quarter-to-quarter and year-to-year operating profit impact of the increased volume on various federal technology

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


services programs and the segment's aircraft maintenance and logistics lines of business discussed above were entirely offset by lower profit on certain energy-related contracts.

Corporate and Other

     Net sales of the Corporate and Other segment increased by 9 percent and 34 percent for the quarter and six months ended June 30, 2000, respectively, over the comparable 1999 periods. Quarter-to-quarter net sales increased by approximately $20 million as the result of higher volume on state and municipal services programs and by approximately $15 million due to the operations of LMGT. These quarter-to-quarter increases were partially offset by a second quarter 2000 decline in volume from the comparable 1999 period on certain international services activities. Approximately 70 percent of the increase in year-to-year net sales was attributable to the operations of LMGT and was primarily associated with the recognition of revenue on a Proton launch vehicle, which successfully launched the ACeS 1 satellite in the first quarter of 2000. Increased volume related to state and municipal services contributed another approximately $40 million to the increase in net sales. Year-to-year increases in information technology outsourcing programs were offset by the absence in 2000 of sales attributable to the Corporation's commercial graphics company, Real 3D, which was divested in the fourth quarter of 1999.

     Operating profit for the segment increased by approximately $13 million and approximately $8 million for the quarter and six months ended June 30, 2000 over the respective 1999 periods. Quarter-to-quarter operating profit increased approximately $25 million due to improved performance on state and municipal services programs, the absence in 2000 of a second quarter 1999 negative adjustment related to performance on an information outsourcing contract, as well as the absence in 2000 of losses associated with the segment's Real 3D operating unit. These increases were partially offset by the operating profit impact of the volume declines on certain international services activities discussed in the preceding paragraph. The majority of the increase in operating profit for the six months ended June 30, 2000 over the comparable 1999 period is due to the absence in 2000 of approximately $30 million in operating losses associated with the segment's Real 3D operating unit. This increase was partially offset by negative adjustments recorded in the first quarter of 2000 related to performance on an information technology-outsourcing contract as well as the absence in 2000 of a favorable adjustment recorded by the segment's Communications Industry Services line of business in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2000, $1.6 billion of cash was provided by operating activities, compared to $176 million used for operating activities during the first six months of 1999. This fluctuation was primarily attributable to an advance received in the second quarter of 2000 from the United Arab Emirates (UAE) for the purchase of 80 F-16 fighter aircraft which increased cash from operating activities by approximately $900 million, and reimbursements of approximately $100 million in connection with the remediation agreement related to the Burbank and Glendale properties discussed in "Note 5-- Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements. These increases were partially offset by the $150 million net payment related to the Corporation's guarantee of

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


Globalstar's indebtedness as described more fully in "Note 7 -- Other" of the Notes to Unaudited Condensed Consolidated Financial Statements. The remainder of the variance was primarily due to accelerated payments received in the first six months of 2000 on certain aircraft and space systems programs as a result of exceeding performance expectations. Net cash used for investing activities during the six months of 2000 was $228 million as compared to $91 million used during the comparable 1999 period. The 2000 amount included approximately $185 million in cash used for additions to property, plant and equipment, and approximately $43 million of net cash used for additional investments in Astrolink International, LLC, a joint venture in which Lockheed Martin holds an approximate 31 percent interest, and other acquisition and divestiture activities. The 1999 amount included the receipt of $182 million of proceeds from the sale of L-3 common stock mentioned previously, which was more than offset by approximately $276 million used for additions to property, plant and equipment. Net cash used for financing activities in the first six months of 2000 was $576 million as compared to $18 million used during the comparable 1999 period. The variance between periods was primarily due to an approximate $490 million decrease in the Corporation's total debt position during the first six months of 2000 versus an increase in total debt of $138 million, net of acquired debt, during the first six months of 1999. This increase in cash used for financing activities was partially offset by an approximate $83 million decrease in dividend payments during the first six month of 2000 versus the respective 1999 period.

     As discussed above, total debt, including short-term borrowings, decreased by approximately $490 million during the first six months of 2000 from approximately $12 billion at December 31, 1999. This decrease was primarily attributable to net repayments of short-term debt of approximately $467 million. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At the end of the first six months of 2000, the Corporation held cash and cash equivalents of $1.2 billion, approximately $900 million of which represents the cash advance received on the UAE F-16 fighter aircraft contract. The majority of this advance will be used for subcontractor payments and other disbursements related to the contract. The remainder of the cash and cash equivalents held by the Corporation as of June 30, 2000 is expected to be used to pay down debt in future periods. Total stockholders' equity was approximately $6.4 billion at June 30, 2000, an increase of approximately $78 million from the December 31, 1999 balance. This increase resulted from 2000 net earnings of $96 million, employee stock option and ESOP activities of $105 million, partially offset by the payment of dividends of $88 million and other comprehensive losses of $35 million. As a result of the above factors, the Corporation's debt to total capitalization ratio decreased from 65 percent at December 31, 1999 to 64 percent at June 30, 2000.

     Commercial paper borrowings outstanding at June 30, 2000 were approximately $8 million and are supported by a revolving credit facility in the amount of $3.5 billion which expires on December 20, 2001. No borrowings were outstanding under this credit facility at June 30, 2000.

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

     In connection with the UAE's order for F-16 fighter aircraft discussed previously, in June 2000, the Corporation issued a letter of credit in the amount of $2 billion related to advance payments to be received under the contract. At June 30, 2000, in accordance with the terms of the agreement with the UAE, the amount of the letter of credit available for draw down in the event of the Corporation's nonperformance under the contract was limited to the amount of advance payments received to date, or approximately $900 million. These advance payments were recorded in customer advances and amounts in excess of costs incurred in the Unaudited Condensed Consolidated Balance Sheet at that date.

     As discussed previously, the Corporation satisfied its contractual obligation with respect to its guarantee of certain indebtedness of Globalstar with a net payment of $150 million on June 30, 2000 to repay a portion of Globalstar's borrowings under a revolving credit agreement. The Corporation has no remaining guarantees in place related to Globalstar. The Corporation continues to guarantee up to $150 million of the borrowings of Space Imaging LLC, a joint venture in which the Corporation holds a 46 percent investment, under its line of credit. The amount of borrowings outstanding as of June 30, 2000 for which Lockheed Martin was guarantor was $145 million. There were no other significant guarantees outstanding at that date.

     Effective March 31, 2000, the Corporation converted its 45.9 million shares of Loral Space & Communications, Ltd. (Loral Space) Series A Preferred Stock (the Preferred Stock) into an equal number of shares of Loral Space common stock. In addition, the Corporation and Loral Space entered into an agreement which will facilitate the Corporation's ability to divest its interest in Loral Space. In connection with this agreement, Loral Space filed a registration statement with the Securities and Exchange Commission to register for possible sale the common shares owned by the Corporation. Such registration statement became effective in May 2000. The Corporation expects to divest its shares of Loral Space; however, the timing of such divestitures and the related amount of cash received will depend on market conditions.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


OTHER MATTERS

     The Corporation's primary exposure to market risk relates to interest rates and foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include variable rate commercial paper and fixed rate long-term debt. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation may use interest rate swaps to manage its exposure to fluctuations in interest rates; however, there were no such agreements outstanding at June 30, 2000. Based on its portfolio of variable rate short-term debt and fixed rate long-term debt outstanding at June 30, 2000, the Corporation's exposure to interest rate risk is not material.

     The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions, and related gains and losses on the contracts are recognized in income when the hedged transaction occurs. At June 30, 2000, the amounts of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the first six months of 2000, were not material. Based on the above, the Corporation's exposure to foreign currency exchange risk is not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

     As more fully described in "Note 5 -- Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed price contract with the U.S. Department of Energy (DOE) for the remediation of waste found in Pit 9. The Corporation has been unsuccessful to date in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DOE's direction, terminated the Pit 9 contract for default. At the same time, the Corporation filed a lawsuit seeking to overturn the default termination. Subsequently, the Corporation took actions to raise the status of its request for equitable adjustment to a formal claim. Also in 1998, the management contractor, again at the DOE's direction, filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation is defending this action in which discovery has been pending since August 1999. In October 1999, the U.S. Court of Federal Claims stayed the DOE's motion to dismiss the Corporation's lawsuit, finding that the Court has jurisdiction. The Court ordered discovery to commence and gave leave to the DOE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.

     As more fully described in Management's Discussion and Analysis in Lockheed Martin's 1999 Annual Report on Form 10-K, the Corporation is involved in two joint ventures with Russian government-owned space firms. The operations of these joint ventures include marketing Proton launch services, which are subject to a U.S.-imposed quota on the number of Russian launches of U.S. built satellites into certain orbits. The majority of customer advances received for Proton launch vehicle services is forwarded to a launch vehicle manufacturer in Russia. Significant portions of these advances would be required to be refunded to customers if launch

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                   (continued)


services were not provided within the contracted time frame. At June 30, 2000, approximately $683 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and approximately $829 million of payments to the Russian manufacturer for launches not yet provided was included in inventories. At June 30, 2000, less than $10 million of the customer advances were associated with launches in excess of the quota, and approximately $254 million of the $829 million of payments to the aforementioned Russian manufacturer were associated with launches in excess of the number currently allowed under the quota. Through June 30, 2000, launch services provided through these joint ventures have been in accordance with contract terms. The quota is currently scheduled to expire on December 31, 2000. Based on its current plans, the Corporation does not expect that its business objectives related to launch services, satellite manufacture or telecommunications market penetration will be materially impacted based on the current limit on the number of launches imposed by the quota. However, management is continuing to work toward achieving a favorable resolution to raise or eliminate the limitation on the number of Russian launches covered by the quota.

     Also as more fully described in Management's Discussion and Analysis in its Form 10-K, the Corporation is involved in agreements with RD AMROSS, a Russian manufacturer of booster engines, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicles. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Included in inventories at June 30, 2000 and December 31, 1999 were payments made under these agreements of approximately $51 million and $55 million, respectively.

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

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of the "Transaction Agreement with COMSAT Corporation", the discussion of "Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 3 through 6, pages 23 through 26 and pages 26 through 28, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 31 of this Form 10-Q; and "Note 2 - Business Combination with COMSAT Corporation," "Note 5 -- Contingencies," "Note 7 -- Other" and "Note 8 -- Subsequent Event" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 6 through 7, pages 9 through 11, pages 13 through 16 and page 16, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                           Lockheed Martin Corporation
                           Part II - Other Information


Item 1. Legal Proceedings

     The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, both as specifically described below and in the Corporation's 1999 Annual Report on Form 10-K (Form 10-K), the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (First Quarter Form 10-Q), or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's results of operations or financial position.

     The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. For the U.S. Government investigations described in the Corporation's Form 10-K or First Quarter Form 10-Q, it is too early for Lockheed Martin to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial condition.

     The following describes new matters not previously disclosed as well as developments of previously reported matters that have occurred since filing of the Corporation's Form 10-K and First Quarter Form 10-Q. See the "Legal Proceedings" section of the Form 10-K and First Quarter Form 10-Q for a description of previously reported matters.

     On May 10, 2000, two purported class action lawsuits alleging race discrimination were filed against the Corporation in the United States District Court for the Northern District of Georgia in Atlanta. One lawsuit, Melvin Reid et al. v. Lockheed Martin Corporation et al., was filed on behalf of salaried employees and the other, Farris Yarbrough et al. v. Lockheed Martin Corporation et al., was filed on behalf of hourly employees. The individually-named plaintiffs in the complaints are current and former employees of the Corporation's Aeronautics Company - Marietta Operations located in Marietta, Georgia.

     The plaintiffs allege race discrimination in connection with promotions, training opportunities, and compensation, the existence of a hostile work environment, and retaliation, on behalf of African American employees employed by the Corporation at Marietta and elsewhere from 1996 to the present. The plaintiffs seek compensatory and punitive damages and injunctive relief.

                           Lockheed Martin Corporation
                     Part II - Other Information (continued)


     The Corporation filed its answer to each lawsuit on June 26, 2000. The Corporation denies the allegations and will vigorously defend the lawsuits in court. The Corporation believes that the individual allegations are without merit and further that class certification is not appropriate in either case because, among many reasons, the claims of the named plaintiffs lack commonality with and are not typical of the claims of other African American employees of the Corporation at Marietta and elsewhere.

         The Corporation is the principal defendant in a series of consolidated actions filed in 1997 entitled Carrillo v. Lockheed Martin Corporation involving over 800 individuals and two putative classes claiming personal injury and property damage as a result of environmental releases from historical operations at the former Lockheed Propulsion Company in Redlands, California. The Corporation denies any liability in the matter and has been defending the consolidated actions vigorously. In May 1999, the trial court certified a medical monitoring class and a punitive damages class in the consolidated actions, which were subsequently decertified by the California Court of Appeal in April 2000. On July 12, 2000, the California Supreme Court granted plaintiffs' petition for review of the class de-certification and set a briefing schedule. Although it is not possible to predict how the California Supreme Court will ultimately rule on this matter, the issue of class certification could have a significant impact on the extent of the risk to the Corporation presented by this litigation.

     On July 27, 2000, the Department of Justice Antitrust Division advised the Corporation that it has closed its investigation of Lockheed Martin Technical Operations, a wholly-owned subsidiary, and certain of its current and former employees. The Antitrust Division advised the Corporation that it will not take enforcement action in connection with the previously reported investigation of the manner in which Technical Operations obtained and performed a contract with the U.S. Air Force for space operations, maintenance, and support services.

                           Lockheed Martin Corporation
                     Part II - Other Information (continued)


Item 4.  Submission of Matters to a Vote of Security Holders

       On April 27, 2000, the Corporation held its Annual Meeting of Stockholders. A description of matters voted upon by stockholders at this meeting, and the results of such votes, were disclosed in Item 4 of Lockheed Martin Corporation's Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 5, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     1.   Exhibit 3. Bylaws of Lockheed Martin Corporation, as amended

          On June 14, 2000, the Board of Directors amended the Bylaws of the Corporation, and in particular the provisions relating to the Audit and Ethics Committee to reflect new rules and regulations resulting from the recommendations of the Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees.

     2. Exhibit 10(a). Special Agreement between Lockheed Martin Corporation and Louis R. Hughes

     3. Exhibit 10(b). Covenant Not to Compete, Confidentiality and Release Agreement and Consulting Services Agreement between Lockheed Martin Corporation and Peter B. Teets

     4. Exhibit 12. Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2000.

     5. Exhibit 27. Financial Data Schedule for the six months ended June 30, 2000.

(b)  Reports on Form 8-K filed in the second quarter of 2000.

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

          Item 7. Financial Statements and Exhibits

                  Lockheed Martin Press Release dated April 3, 2000.

     3.   Current report on Form 8-K filed on April 28, 2000.

          Item 5. Other Events

                  The Corporation filed information contained in its press release dated April 25, 2000 regarding its results of operations for the quarter ended March 31, 2000.

          Item 7. Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release dated April 25,
                  2000.

(c)  Reports on Form 8-K filed subsequent to the second quarter of 2000.

     1.   Current report on Form 8-K filed on July 7, 2000.

          Item 5. Other Events

                  The Corporation filed information contained in its press release dated June 30, 2000 concerning its repayment of debt in connection with its guarantee of a revolving credit agreement for Globalstar Telecommunications.

          Item 7. Financial Statements and Exhibits

                  Lockheed Martin Press Release dated June 30, 2000

     2.   Current report on Form 8-K filed on July 18, 2000.

          Item 5. Other Events

                  The Corporation filed information contained in its press release dated July 13, 2000 concerning its announcement of an agreement to sell its Aerospace Electronics Business to BAE Systems, North America.

          Item 7.  Financial Statements and Exhibits

                  Lockheed Martin Press Release dated July 13, 2000

     3.   Current report on Form 8-K filed on July 26, 2000.

                           Lockheed Martin Corporation
                     Part II - Other Information (continued)

          Item 5. Other Events

                  The Corporation filed information contained in its press release dated July 20, 2000 regarding its results of operations for the quarter ended June 30, 2000.

          Item 7. Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release dated July 20, 2000.

     4.   Current report on Form 8-K filed on August 2, 2000.

          Item 5. Other Events

                  The Corporation filed information contained in its press release dated July 31, 2000 concerning its receipt of final regulatory approvals necessary to complete the transaction with COMSAT Corporation.

          Item 7. Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release dated July 31, 2000.

     5.   Current report on Form 8-K filed on August 4, 2000.

          Item 5. Other Events

                  The Corporation filed information contained in its press release dated August 3, 2000 concerning the closing of its merger with COMSAT Corporation.

          Item 7. Financial Statements and Exhibits

                  Lockheed Martin Corporation Press Release Dated August 3,
                  2000.

                           LOCKHEED MARTIN CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LOCKHEED MARTIN CORPORATION
                                  ---------------------------
                                  (Registrant)


Date:          August 11, 2000            by:   /s/ Christopher E. Kubasik
       -------------------------------          --------------------------
                                          Christopher E. Kubasik
                                          Vice President and Controller
                                          (Chief Accounting Officer)