Form 10-Q
period 2000-09-30
LOCKHEED MARTIN CORP
filed 2000-11-13
CIK 936468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED      September 30, 2000       COMMISSION FILE NUMBER 1-11437
                   ---------------------------                         -------


                          LOCKHEED MARTIN CORPORATION
                          ----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            MARYLAND                                    52-1893632
-------------------------------                 --------------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                         20817
---------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (301) 897-6000
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

                                           YES    X           NO
                                               --------         -------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



            CLASS                            OUTSTANDING AS OF October 31, 2000
----------------------------                 ----------------------------------
 COMMON STOCK, $1 PAR VALUE                              430,755,869

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                  ____________

                                     INDEX
                                                                        Page No.
                                                                        --------

Part I.  Financial Information

  Item 1.  Financial Statements

   Unaudited Condensed Consolidated Statement of Operations-
     Three Months and Nine Months Ended September 30, 2000 and 1999....     3

   Unaudited Condensed Consolidated Statement of Cash Flows-
     Nine Months Ended September 30, 2000 and 1999.....................     4

   Unaudited Condensed Consolidated Balance Sheet-
     September 30, 2000 and December 31, 1999..........................     5

   Notes to Unaudited Condensed Consolidated Financial Statements......     6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    20

  Item 3.  Quantitative and Qualitative Disclosure of Market Risk
             (included in Item 2. under the caption "Other Matters")

Part II. Other Information

  Item 1.  Legal Proceedings...........................................    37

  Item 6.  Exhibits and Reports on Form 8-K............................    38

Signatures.............................................................    41

Exhibit 10.1 Lockheed Martin Management Corporation Incentive
               Compensation Plan

Exhibit 12   Computation of Ratio of Earnings to Fixed Charges

Exhibit 27   Financial Data Schedule

                          Lockheed Martin Corporation
           Unaudited Condensed Consolidated Statement of Operations

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                        2000             1999            2000             1999
                                                       ------           ------         -------          -------
                                                                (In millions, except per share data)
Net sales                                              $5,960           $6,157         $17,734          $18,548
Cost of sales                                           5,552            5,669          16,585           17,442
                                                       ------           ------         -------          -------

Earnings from operations                                  408              488           1,149            1,106
Other income and expenses, net                           (434)              70            (524)             202
                                                       ------           ------         -------          -------

                                                          (26)             558             625            1,308
Interest expense                                          229              200             676              583
                                                       ------           ------         -------          -------

(Loss) earnings before income taxes and
  cumulative effect of change in accounting              (255)             358             (51)             725
Income tax expense                                        449              141             557              281
                                                       ------           ------         -------          -------

(Loss) earnings before cumulative effect of
  change in accounting                                   (704)             217            (608)             444
Cumulative effect of change in accounting                  --               --              --             (355)
                                                       ------           ------         -------          -------

Net (loss) earnings                                    $ (704)          $  217         $  (608)         $    89
                                                       ======           ======         =======          =======

(Loss) earnings per common share:
---------------------------------
Basic:
  Before cumulative effect of change in
   accounting                                          $(1.74)          $  .57         $ (1.54)         $  1.16
  Cumulative effect of change in accounting                --               --              --             (.93)
                                                       ------           ------         -------          -------
                                                       $(1.74)          $  .57         $ (1.54)         $   .23
                                                       ======           ======         =======          =======

Diluted:
  Before cumulative effect of change in
   accounting                                          $(1.74)          $  .57         $ (1.54)         $  1.16
  Cumulative effect of change in accounting                --               --              --             (.93)
                                                       ------           ------         -------          -------
                                                       $(1.74)          $  .57         $ (1.54)         $   .23
                                                       ======           ======         =======          =======

Cash dividends declared per common share               $  .11           $  .22         $   .33          $   .66
                                                       ======           ======         =======          =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Cash Flows

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                             2000           1999
                                                                            ------         ------
                                                                                 (In millions)
Operating Activities:
(Loss) earnings before cumulative effect of change in accounting            $ (608)        $   444
Adjustments to reconcile earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                                724             705
  Changes in operating assets and liabilities                                1,629            (766)
                                                                            ------         -------

Net cash provided by operating activities                                    1,745             383
                                                                            ------         -------

Investing Activities:
Expenditures for property, plant and equipment                                (283)           (442)
Sale of Control Systems                                                        510              --
Sale of shares in Inmarsat                                                     164              --
COMSAT Tender Offer                                                             --          (1,197)
Sale of shares in L-3 Communications                                            --             182
Other                                                                          (12)           (108)
                                                                            ------         -------

Net cash provided by (used for) investing activities                           379          (1,565)
                                                                            ------         -------

Financing Activities:
Net (decrease) increase in short-term borrowings                              (475)          1,881
Net repayments of long-term debt                                               (40)           (743)
Issuances of common stock                                                        6              17
Common stock dividends                                                        (132)           (258)
                                                                            ------         -------

Net cash (used for) provided by financing activities                          (641)            897
                                                                            ------         -------

Net increase (decrease) in cash and cash equivalents                         1,483            (285)
Cash and cash equivalents at beginning of period                               455             285
                                                                            ------         -------

Cash and cash equivalents at end of period                                  $1,938         $    --
                                                                            ======         =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
                Unaudited Condensed Consolidated Balance Sheet

                                                                            September 30,        December 31,
                                                                                2000               1999
                                                                                ----               ----
                                                                                     (In millions)
Assets
Current assets:
 Cash and cash equivalents                                                     $ 1,938            $   455
 Receivables                                                                     4,202              4,348
 Inventories                                                                     4,216              4,051
 Net assets held for disposal                                                    1,409                 --
 Deferred income taxes                                                             950              1,237
 Other current assets                                                              623                605
                                                                               -------            -------
     Total current assets                                                       13,338             10,696

Property, plant and equipment                                                    3,439              3,634
Investments in equity securities                                                 2,701              2,210
Intangible assets related to contracts and programs acquired                     1,113              1,259
Cost in excess of net assets acquired                                            8,804              9,162
Other assets                                                                     2,876              3,051
                                                                               -------            -------
                                                                               $32,271            $30,012
                                                                               =======            =======
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                              $ 1,033            $ 1,228
 Customer advances and amounts in excess of costs incurred                       5,343              4,655
 Salaries, benefits and payroll taxes                                              986                941
 Income taxes                                                                      165                 51
 Short-term borrowings                                                               3                475
 Current maturities of long-term debt                                              879                 52
 Other current liabilities                                                       1,928              1,410
                                                                               -------            -------
     Total current liabilities                                                  10,337              8,812

Long-term debt                                                                  10,962             11,427
Post-retirement benefit liabilities                                              1,693              1,805
Noncurrent deferred income taxes                                                   998                517
Other liabilities                                                                1,199              1,090

Stockholders' equity:
 Common stock, $1 par value per share                                              430                398
 Additional paid-in capital                                                      1,669                222
 Retained earnings                                                               5,161              5,901
 Unearned ESOP shares                                                             (125)              (150)
   Accumulated other comprehensive loss                                            (53)               (10)
                                                                               -------            -------
     Total stockholders' equity                                                  7,082              6,361
                                                                               -------            -------
                                                                               $32,271            $30,012
                                                                               =======            =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 2000


NOTE 1 -- BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2000 presentation.

NOTE 2 -- BUSINESS COMBINATION WITH COMSAT CORPORATION

  In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction (the Merger). Subsequent to obtaining all regulatory approvals necessary for the first phase of the transaction and approval of the Merger by the stockholders of COMSAT, the Corporation completed a cash tender offer for 49 percent of the outstanding stock of COMSAT (the Tender Offer) on September 18, 1999. The total value of this phase of the transaction was $1.2 billion, and such amount was included in investments in equity securities in the consolidated balance sheet prior to consummation of the Merger as discussed below. The Corporation accounted for its 49 percent investment in COMSAT under the equity method of accounting.

  On August 3, 2000, pursuant to the terms of the Merger Agreement, the second phase of the transaction was accomplished which resulted in consummation of the Merger. On that date, each share of COMSAT common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Corporation) was converted into the right to receive one share of Lockheed Martin common stock in a tax-free exchange. The total amount recorded related to this phase of the transaction was approximately $1.3 billion based on the Corporation's issuance of approximately 27.5 million shares of its common stock (in exchange for each share of COMSAT's common stock, other than shares held by the Corporation) at a price of $49 per share. This price per share represents the average of the price of Lockheed Martin's common stock a few days before and after the announcement of the transaction in September 1998.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

  The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of approximately $75 million in cash balances acquired. The COMSAT transaction is being accounted for using the purchase method of accounting. Preliminary purchase accounting adjustments were recorded in the third quarter of 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. These adjustments included certain amounts totaling approximately $2.0 billion, composed of adjustments to record equity investments acquired at their fair values and cost in excess of net assets acquired, which is expected to be amortized over a composite estimated life of 30 years. These preliminary adjustments and estimates are subject to change as a result of the completion of future analyses. As a result of the Merger, the Corporation recorded at fair value approximately
$380 million of COMSAT debt obligations in its Unaudited Condensed Consolidated Balance Sheet.

  The Corporation has consolidated the operations of COMSAT with the results of operations of Lockheed Martin Global Telecommunications, Inc. (LMGT), a wholly-owned subsidiary of the Corporation, from August 1, 2000.

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

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


                                                                                Pro Forma Combined
                                                                                   Earnings Data
                                                                           Nine Months Ended September 30,
                                                                              2000                 1999
                                                                            -------              -------
                                                                         (In millions, except per share data)
Net sales                                                                   $18,079              $18,946
(Loss) earnings before cumulative effect of
  change in accounting                                                         (594)                 369
Net (loss) earnings                                                            (594)                  14

(Loss) earnings per common share:
Basic:
  Before cumulative effect of change in accounting                            (1.42)                 .90(a)
  Net (loss) earnings per common share                                        (1.42)                 .03(a)

Diluted:
  Before cumulative effect of change in accounting                            (1.42)                 .89(a)
  Net (loss) earnings per common share                                        (1.42)                 .03(a)

(a) The difference between these amounts and the respective earnings per share amounts presented on the Unaudited Condensed Consolidated Statement of Operations relates primarily to the effects of interest on the debt assumed, for purposes of this pro forma presentation, to have been issued on January 1, 1999 to finance the Tender Offer.

  In September 2000, the Corporation completed the sale of approximately one-third of its interest in Inmarsat Ventures Limited (Inmarsat) for $164 million. As a result of the transaction, the Corporation's interest in Inmarsat was reduced from approximately 22.2% to approximately 14%. The investment in Inmarsat was acquired as part of COMSAT in conjunction with the Merger. The sale of shares in Inmarsat did not impact the Corporation's results of operations.

NOTE 3 -- EARNINGS PER SHARE

  Basic and diluted per share results were computed based on the net loss or earnings for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic (loss) earnings per share and, for the three month and nine month periods ended September 30, 1999, this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted (loss) earnings per share. The diluted loss per share for the three month and nine month periods ended September 30, 2000 was computed in the same manner as the basic loss per share, since adjustments related to the dilutive effects of stock options would have been antidilutive.

  The following table sets forth the computations of basic and diluted loss or earnings per common share:

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                  2000             1999         2000           1999
                                                                 ------           ------       ------         ------
                                                                        (In millions, except per share data)
Net (loss) earnings for basic and diluted computations:
-------------------------------------------------------
(Loss) earnings before cumulative effect of change in
 accounting                                                      $ (704)          $  217       $ (608)        $  444

Cumulative effect of change in accounting                            --               --           --           (355)
                                                                 ------           ------       ------         ------

Net (loss) earnings                                              $ (704)          $  217       $ (608)        $   89
                                                                 ======           ======       ======         ======

Average common shares outstanding:
----------------------------------

Average number of common shares outstanding for basic
 computations                                                     405.6            382.8        394.1          381.5

Effects of dilutive stock options based on the treasury
 stock method                                                        --(a)           1.9           --(a)         2.3
                                                                 ------           ------       ------         ------

Average number of common shares outstanding for diluted
 computations                                                     405.6            384.7        394.1          383.8
                                                                 ======           ======       ======         ======

(Loss) earnings per common share:
---------------------------------

Basic:
  Before cumulative effect of change in accounting               $(1.74)          $  .57       $(1.54)        $ 1.16
  Cumulative effect of change in accounting                          --               --           --           (.93)
                                                                 ------           ------       ------         ------
                                                                 $(1.74)          $  .57       $(1.54)        $  .23
                                                                 ======           ======       ======         ======

Diluted:
  Before cumulative effect of change in accounting               $(1.74)          $  .57       $(1.54)        $ 1.16
  Cumulative effect of change in accounting                          --               --           --           (.93)
                                                                 ------           ------       ------         ------
                                                                 $(1.74)          $  .57       $(1.54)        $  .23
                                                                 ======           ======       ======         ======

(a) In accordance with Statement of Financial Accounting Standards No. 128, the average number of common shares used in the calculation of diluted loss per share before cumulative effect of change in accounting has not been adjusted for the effects of stock options, as such adjustments would have been antidilutive.

  As mentioned in "Note 2 -- Business Combination with COMSAT Corporation," the Corporation issued 27.5 million shares of its common stock in August 2000 to consummate the Merger with COMSAT. Due to the impact that the issuance of those shares had on the weighted average number of shares outstanding for purposes of computing earnings per share, the earnings per share effects of separately disclosed transactions in this Form 10-Q may be different for the quarter in which the transaction occurred and for the nine months ended September 30, 2000. If such amounts are different, the earnings per share amounts for each period are disclosed.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


NOTE 4 -- INVENTORIES

                                                                     September 30,      December 31,
                                                                         2000               1999
                                                                        ------             ------
                                                                              (In millions)

Work in process, commercial launch vehicles                             $ 1,380            $ 1,514
Work in process, primarily related to other long-term
 contracts and programs in progress                                       4,027              3,879
Less customer advances and progress payments                             (1,842)            (1,848)
                                                                        -------            -------
                                                                          3,565              3,545
Other inventories                                                           651                506
                                                                        -------            -------
                                                                        $ 4,216            $ 4,051
                                                                        =======            =======

  Commercial launch vehicle inventories at September 30, 2000 and December 31, 1999 included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $835 million and $903 million, respectively, for the manufacture of launch vehicles and related launch services. Work in process inventories related to commercial launch vehicles also included costs for launch vehicles, both under contract and not under contract, including unamortized deferred costs related to the commercial Atlas and the Evolved Expendable Launch Vehicle (Atlas V) programs.

  Work in process inventories related to other long-term contracts and programs in progress included unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program. The total amounts of unamortized deferred costs expected to be recognized related to C-130J aircraft not yet under contract were $140 million and $150 million at September 30, 2000 and December 31, 1999, respectively.

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

  Environmental matters - The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


work currently approved will be approximately $95 million. The Corporation is also coordinating with the U.S. Air Force, which is conducting preliminary studies of the potential health effects of exposure to perchlorates in connection with several sites across the country, including the Redlands site. The results of these studies thus far indicate that current efforts with water purveyors regarding perchlorate issues are appropriate; however, the Corporation currently cannot predict the final outcome of these studies or the resulting impact they may have on its ultimate clean-up obligation, if any, with respect to perchlorates.

  The Corporation entered into a consent decree with the U.S. Environmental Protection Agency (EPA) in 1991 relating to certain property in Burbank, California, which obligated the Corporation to design and construct facilities to monitor, extract and treat groundwater, and to operate and maintain such facilities for approximately eight years. The Corporation entered into a follow-on consent decree in 1998 which obligates the Corporation to fund the continued operation and maintenance of these facilities through the year 2018; however, the responsibility for the long-term operation of these facilities will be assumed by the city of Burbank following an appropriate start-up period that is now expected to run into 2001. The Corporation has also been operating under a cleanup and abatement order from the Regional Board affecting its facilities and former facilities in Burbank, California. This order requires site assessment and action to abate groundwater contamination by a combination of groundwater and soil cleanup and treatment. Also as a result of its former operations at the Burbank facilities, the Corporation is participating as one of several parties to a consent decree with the EPA (entered into in August 2000) to fund the operation of a groundwater treatment system previously designed and built by the group in Glendale, California as part of the San Fernando Superfund site that includes Burbank. The consent decree calls for this treatment system to be operated for 12 years, one year under the direction of the parties who built the facility and thereafter by the city of Glendale. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000 (the Agreement), the Corporation was reimbursed approximately $100 million in the first quarter of 2000 for past expenditures for certain remediation activities related to the Burbank and Glendale properties. Also under the Agreement, an amount equal to approximately 50 percent of future expenditures for certain remediation activities will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and the Regional Board order related to the Burbank property, and the administrative orders related to the city of Glendale, net of the effects of the Agreement, will be approximately $25 million.

  The Corporation is involved in other proceedings and potential proceedings relating to environmental matters, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Redlands and Burbank properties and the city of Glendale described above, a liability of approximately $200 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

  Under agreements reached with the U.S. Government in 1990 and 2000, the Burbank groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation.

  The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

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

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


NOTE 6 -- INFORMATION ON BUSINESS SEGMENTS

  As mentioned previously, Lockheed Martin consummated its merger with COMSAT, and COMSAT's operations have been included in the results of operations of LMGT from August 1, 2000. Prior to the merger, the results of operations of LMGT included the Corporation's 49 percent investment in COMSAT which was acquired on September 18, 1999 and accounted for under the equity method of accounting. In addition to the merger with COMSAT, in October 2000, the Corporation began including the operations of Integrated Business Solutions (IBS), a business unit serving commercial information technology markets, in LMGT's results of operations. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," LMGT is being reported as a separate operating segment called Global Telecommunications beginning in the third quarter of 2000. The operations of LMGT and the commercial information technology business unit were previously included in the Corporate and Other segment. Earlier in 2000, the Corporation reassigned the Management & Data Systems business unit and the space applications systems line of business from the Systems Integration segment to the Space Systems segment.

  The following segment descriptions and financial data have been adjusted to reflect the Corporation's Global Telecommunications business as a separate segment and the other changes in organizational structure noted above for the periods indicated.

  The Corporation operates in five principal business segments. The five segments include Systems Integration, Space Systems, Aeronautical Systems, Technology Services and Global Telecommunications. All other activities of the Corporation fall within the Corporate and Other segment. Following is a brief description of the activities of each business segment:

  Systems Integration - Engaged in the design, development, integration and production of high performance electronic systems for undersea, shipboard, land, and airborne applications. Major product lines include missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; platform integration systems; command, control, communications, computers and intelligence (C4I) systems for naval, airborne and ground applications; surveillance and reconnaissance systems; air traffic control systems; and postal automation systems.

  Space Systems - Engaged in the design, development, engineering and production of civil, commercial and military space systems. Major product lines include spacecraft, space launch vehicles and manned space systems; their supporting ground systems and services; and strategic fleet ballistic missiles. In addition to its consolidated business units, the segment has investments in joint ventures that are principally engaged in businesses which complement and enhance other activities of the segment.

  Aeronautical Systems - Engaged in design, research and development, and production of tactical aircraft, surveillance/command systems, reconnaissance systems, platform systems integration and advanced development programs. Major programs include the F-22 air-superiority fighter, the Joint Strike Fighter, the F-16 multi-role fighter, the C-130J airlift aircraft, and Airborne Early Warning & Control systems programs.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


  Technology Services - Provides a wide array of management, engineering, scientific, logistic and information services to federal agencies and other customers. Major product lines include engineering, science and information services for NASA; aircraft maintenance and modification services; operation, maintenance, training, and logistics support for military and civilian systems; launch, mission, and analysis services for military, classified and commercial satellites; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

  Global Telecommunications - Provides communications services and advanced technology solutions through three lines of business: enterprise solutions, which provides telecommunications services, managed networks and information technology solutions in the U.S. and international markets; satellite services, which provides global fixed and mobile satellite services; and systems and technology, which designs, builds and integrates satellite gateways and provides systems integration services for telecommunications networks. In addition to its consolidated business units, the segment also has investments in joint ventures that are principally engaged in businesses which complement and enhance other activities of the segment.

  Corporate and Other - Includes the state and local government services line of business. In addition, this segment includes the Corporation's investment in certain other joint ventures and businesses.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                        2000          1999           2000          1999
                                                       ------        ------        -------       -------
                                                                        (In millions)
Selected Financial Data by Business Segment

Net sales
---------
  Systems Integration                                 $2,325        $2,329        $ 6,730       $ 6,928
  Space Systems                                        1,640         1,779          5,092         5,397
  Aeronautical Systems                                 1,038         1,214          3,327         3,980
  Technology Services                                    566           584          1,629         1,569
  Global Telecommunications                              214            85            498           260
  Corporate and Other                                    177           166            458           414
                                                      ------        ------        -------       -------
                                                      $5,960        $6,157        $17,734       $18,548
                                                      ======        ======        =======       =======

Operating (loss) profit
-----------------------
  Systems Integration                                 $ (215)       $  271        $   155       $   644
  Space Systems                                          113           126            326           336
  Aeronautical Systems                                    77           105            245           151
  Technology Services                                     18            29             80            97
  Global Telecommunications                              (23)          (21)           (81)          (75)
  Corporate and Other                                      4            48           (100)          155
                                                      ------        ------        -------       -------
                                                      $  (26)       $  558        $   625       $ 1,308
                                                      ======        ======        =======       =======

Intersegment revenue(a)
-----------------------
  Systems Integration                                 $  133        $  123        $   356       $   350
  Space Systems                                          (19)           28             43            85
  Aeronautical Systems                                    18            25             57            68
  Technology Services                                    176           142            528           449
  Global Telecommunications                                6            (2)            13             7
  Corporate and Other                                     15             9             38            30
                                                      ------        ------        -------       -------
                                                      $  329        $  325        $ 1,035       $   989
                                                      ======        ======        =======       =======

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

                                                    September 30,      December 31,
                                                       2000               1999
                                                     -------            -------
                                                             (In millions)
Selected Financial Data by Business Segment

Assets
------
  Systems Integration                                $11,861            $12,209
  Space Systems                                        5,735              6,060
  Aeronautical Systems                                 3,439              3,206
  Technology Services                                  1,439              1,484
  Global Telecommunications                            4,209              2,145
  Corporate and Other                                  5,588              4,908
                                                     -------            -------
                                                     $32,271            $30,012
                                                     =======            =======

Customer advances and amounts in excess of
 costs incurred(b)
------------------------------------------
  Systems Integration                                $ 1,004            $ 1,039
  Space Systems                                        2,346              2,553
  Aeronautical Systems                                 1,791                899
  Technology Services                                     19                 31
  Global Telecommunications                              183                132
  Corporate and Other                                     --                  1
                                                     -------            -------
                                                     $ 5,343            $ 4,655
                                                     =======            =======



(a) Intercompany transactions between segments are eliminated in consolidation, and excluded from the net sales and operating profit amounts presented above.

(b) At September 30, 2000, customer advances and amounts in excess of costs incurred in the Space Systems segment included approximately $1.2 billion for commercial launch vehicles and related launch services (approximately $835 million of which relates to launch vehicles and services from Russian manufacturers) and approximately $924 million for the manufacture of commercial satellites (approximately $200 million of which was refunded with interest in October 2000 due to contract cancellation by the respective customer). Customer advances and amounts in excess of costs incurred in the Aeronautical Systems segment included approximately $1.0 billion related to the F-16 fighter aircraft program (approximately $900 million of which relates to a contract with the United Arab Emirates).

NOTE 7 -- DIVESTITURES AND OTHER

  On July 13, 2000, the Corporation made the decision to sell its aerospace electronics systems (AES) businesses and announced that it had reached a definitive agreement to sell these businesses to BAE SYSTEMS, North America, Inc. (BAE SYSTEMS) for $1.67 billion in cash. Consummation of the transaction is conditioned upon regulatory review under the HSR Act and other antitrust laws, and by the Committee on Foreign Investment in the U.S. under the Exon Florio Amendment to the Defense Procurement Act of 1950.

  As a result of its decision to sell the AES businesses to BAE SYSTEMS, the Corporation classified the assets of these businesses as "held for disposal" under the provisions of SFAS No. 121,

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


"Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." The sum of the carrying value of the net assets of the AES businesses and estimated transaction costs exceeds the sales price per the agreement with BAE SYSTEMS. Therefore, the Corporation recorded an impairment loss in the third quarter of 2000 to adjust the book values of the assets to be disposed of to their fair values. Based on preliminary calculations and analyses, the Corporation recorded a nonrecurring and unusual loss, including state income taxes, of approximately $755 million in other income and expenses. The loss negatively impacted net (loss) earnings by approximately $980 million, or $2.42 and $2.49 per diluted share for the three month and nine month periods ended September 30, 2000, respectively. The amount recorded is subject to change based on future analyses and closing of the transaction.

  On September 25, 2000, the Corporation consummated the sale of Lockheed Martin Control Systems (Control Systems) to BAE SYSTEMS for $510 million in cash, subsequent to obtaining all necessary regulatory approvals. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain favorably impacted net (loss) earnings by $180 million, or $.44 and $.46 per diluted share for the three month and nine month periods ended September 30, 2000, respectively.

  On June 30, 2000, the Corporation was notified that Globalstar Telecommunications, L.P. (Globalstar) failed to repay borrowings of $250 million under a revolving credit agreement on which Lockheed Martin was a partial guarantor. In connection with its contractual obligation under the guarantee, on June 30, 2000, the Corporation paid $207 million to the lending institutions from which Globalstar borrowed, which included applicable interest and fees. On that same date, Loral Space & Communications, Ltd. (Loral Space), under a separate indemnification agreement between the Corporation and Loral Space, paid Lockheed Martin $57 million. The Corporation is entitled to repayment by Globalstar of the remaining $150 million paid under the guarantee, but has not as yet reached agreement with respect to the form and timing of such repayment. In light of the uncertainty of the situation regarding the amounts due from Globalstar, the Corporation recorded a nonrecurring and unusual charge in the second quarter of 2000, net of state income tax benefits, of approximately $141 million in other income and expenses. The charge negatively impacted net (loss) earnings for the nine month period ended September 30, 2000 by $91 million, or $.23 per diluted share.

  In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. Approximately 10 percent of the original charge was reversed in 1999. As of June 30, 2000, the Corporation had substantially completed the shutdown of CalComp's operations. Based on management's assessment of the remaining actions to be taken to complete initiatives contemplated in the Corporation's original plans and estimates, the Corporation reversed approximately $33 million of the original charge in the second quarter of 2000, which favorably impacted net (loss) earnings by $21 million, or $.05 per diluted share. While uncertainty remains concerning the resolution of matters in dispute or litigation, management believes that the remaining amount recorded at September 30, 2000, which represents approximately 10 percent of the original charge, is adequate to provide for resolution of these matters and to complete the dissolution process.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


  Effective March 31, 2000, subsequent to receiving applicable regulatory approval, the Corporation exercised its right to convert its 45.9 million shares of Loral Space Series A Preferred Stock into an equal number of shares of Loral Space common stock. The Corporation's ownership of 45.9 million shares of Loral Space common stock represents an approximate 15 percent ownership interest in Loral Space. Subsequent to conversion, the Corporation began accounting for its investment as an available-for-sale investment. Accordingly, as of September 30, 2000, the investment in Loral Space was adjusted to reflect its current market value, and an unrealized loss, net of income taxes, of approximately $58 million was included in stockholders' equity as a component of accumulated other comprehensive income (loss).

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

  In February 1999, the Corporation sold 4.5 million of its shares in L-3 Communications Holdings, Inc. (L-3). This transaction resulted in the recognition of a gain, net of state income taxes, of $114 million in other income and expenses. The gain increased net earnings by $74 million, or $.19 per diluted share. After this transaction was consummated, the Corporation began accounting for its remaining investment in L-3 as an available-for-sale investment. Accordingly, as of September 30, 1999, the investment in L-3 was adjusted to reflect its then-current market value, and an unrealized gain, net of income taxes, of approximately $30 million was included in stockholders' equity as a component of accumulated other comprehensive income. In October 1999, the Corporation sold its remaining interest in L-3 and reclassified to net earnings the $30 million of unrealized gains previously recorded as comprehensive income.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

          The components of comprehensive (loss) income for the three months and nine months ended September 30, 2000 and 1999 consisted of the following:

                                                     Three Months Ended          Nine Months Ended
                                                        September 30,               September 30,
                                                      2000          1999          2000          1999
                                                     -----         -----         -----         -----
                                                                   (In millions)
Net (loss) earnings                                  $(704)        $ 217         $(608)        $  89

Other comprehensive (loss) income:
  Net foreign currency translation adjustments          --            (9)           --           (13)
  Net unrealized (loss) gain on investments             (8)          (15)          (43)           30
                                                     -----         -----         -----         -----
                                                        (8)          (24)          (43)           17
                                                     -----         -----         -----         -----

Comprehensive (loss) income                          $(712)        $ 193         $(651)        $ 106
                                                     =====         =====         =====         =====

    The Corporation's total interest payments were $541 million and $490 million for the nine months ended September 30, 2000 and 1999, respectively.

    The Corporation's federal and foreign income tax payments, net of refunds received, were $29 million and $497 million for the nine months ended September 30, 2000 and 1999, respectively.

    New accounting pronouncements adopted -- Effective January 1, 1999, the Corporation adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which negatively impacted net (loss) earnings for the nine months ended September 30, 1999 by $355 million, or $.93 per diluted share. The cumulative effect adjustment was recorded net of income tax benefits of $227 million.

    New accounting pronouncement to be adopted -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Consolidated Balance Sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Corporation will adopt SFAS No. 133, as amended, on the required date of January 1, 2001. The Corporation currently expects that the adoption of SFAS No. 133 will not have a material impact on its consolidated results of operations and financial position at the date of adoption. However, adoption of the Statement could result in a greater degree of income statement volatility than current accounting practice in subsequent periods.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                              September 30, 2000

STRATEGIC AND ORGANIZATIONAL REVIEW

  In September 1999, Lockheed Martin announced the results to date of its strategic and organizational review that began in June 1999. As a result of this review, the Corporation implemented a new organizational structure, and announced plans to evaluate the divestiture of certain non-core business units and the repositioning of certain businesses to maximize their value and growth potential.

  In connection with its decision to evaluate the divestiture of certain non-core business units, the Corporation made the decision on July 13, 2000 to sell its aerospace electronics systems (AES) businesses to BAE SYSTEMS, North America, Inc. (BAE SYSTEMS) for $1.67 billion in cash. Consummation of the transaction is conditioned upon regulatory review under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) and other antitrust laws, and by the Committee on Foreign Investment in the U.S. under the Exon Florio Amendment to the Defense Procurement Act of 1950. Net sales for the first nine months of 2000 related to the AES businesses totaled approximately $510 million, excluding intercompany sales. As a result of the decision to sell the AES businesses to BAE SYSTEMS, the Corporation classified the assets of these businesses as "held for disposal" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. The sum of the carrying value of the net assets of the AES businesses and estimated transaction costs exceeds the sales price per the definitive agreement with BAE SYSTEMS. Therefore, the Corporation recorded an impairment loss in the third quarter of 2000 to adjust the book values of the assets to be disposed of to their fair values. Based on preliminary calculations and analyses, the Corporation recorded a nonrecurring and unusual loss, including state income taxes, of approximately $755 million in other income and expenses. The loss negatively impacted net (loss) earnings by approximately $980 million, or $2.42 and $2.49 per diluted share for the three month and nine month periods ended September 30, 2000, respectively. This transaction is expected to close in the fourth quarter of 2000 and to generate net cash proceeds of $1.2 billion to $1.3 billion after related transaction costs and federal and state income tax payments. These amounts are subject to change based on future analyses and closing of the transaction.

  On September 25, 2000, the Corporation completed the sale of Lockheed Martin Control Systems (Control Systems) to BAE SYSTEMS for $510 million in cash, subsequent to obtaining all necessary regulatory approvals. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain favorably impacted net (loss) earnings by $180 million, or $.44 and $.46 per diluted share for the three month and nine month periods ended September 30, 2000, respectively. Net sales for the first nine months of 2000 related to Control Systems totaled approximately $215 million, excluding intercompany sales. The Corporation estimates that this transaction will generate net cash proceeds of $350 million after related transaction costs and federal and state income taxes, which are expected to be paid in the fourth quarter of 2000.

  The Corporation is continuing its evaluation of the divestiture, subject to appropriate valuation, negotiation and approval, of certain other business units in the environmental management and state and local government services lines of business. On a combined basis, net sales for the first nine months of 2000 related to these business units totaled approximately $470 million. Management cannot predict the timing of these potential divestitures, the amount of proceeds that may ultimately be realized or whether any or all of the potential transactions will take place.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)


  In addition, on an ongoing basis, the Corporation will continue to explore the sale of various investment holdings and surplus real estate. If the Corporation were to decide to sell any investment holdings or surplus real estate, the financial effects that may result, if any, would be recorded when the transactions are consummated or when the losses can be estimated. The Corporation will also continue to review its businesses to identify ways to improve organizational effectiveness and performance, and to clarify and focus on its core business strategy, on an ongoing basis.

  In the third quarter of 2000, the Corporation completed its evaluation of alternatives relative to maximizing the value of two business units that serve the commercial information technology markets, including Lockheed Martin's internal information technology needs. In October 2000, the operations of one of the two business units, Integrated Business Solutions (IBS), were combined with the operations of Lockheed Martin Global Telecommunications (LMGT), a wholly-owned subsidiary of the Corporation. The remaining business unit, which provides Lockheed Martin's internal information technology needs, will continue to be operated as part of Lockheed Martin's Corporate and Other segment, consistent with prior periods.

BUSINESS COMBINATION WITH COMSAT CORPORATION

  In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger (the Merger Agreement) to combine the companies in a two-phase transaction (the Merger). Subsequent to obtaining all regulatory approvals necessary for the first phase of the transaction and approval of the Merger by the stockholders of COMSAT, the Corporation completed a cash tender offer for 49 percent of the outstanding stock of COMSAT (the Tender Offer) on September 18, 1999. The total value of this phase of the transaction was $1.2 billion, and such amount was included in investments in equity securities in the consolidated balance sheet prior to consummation of the Merger as discussed below. The Corporation accounted for its 49 percent investment in COMSAT under the equity method of accounting.

  On August 3, 2000, pursuant to the terms of the Merger Agreement, the second phase of the transaction was accomplished which resulted in consummation of the Merger. On that date, each share of COMSAT common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Corporation) was converted into the right to receive one share of Lockheed Martin common stock. The total amount recorded related to this phase of the transaction was approximately $1.3 billion based on the Corporation's issuance of approximately 27.5 million shares of its common stock (in exchange for each share of COMSAT's common stock, other than shares held by the Corporation) at a price of $49 per share. This price per share represents the average of the price of Lockheed Martin's common stock a few days before and after the announcement of the transaction in September 1998.

  The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of cash balances acquired. The COMSAT transaction is being accounted for using the purchase method of accounting. Preliminary purchase accounting adjustments were recorded in the third quarter of 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. These adjustments included certain amounts totaling approximately $2.0 billion, composed of adjustments to record equity investments acquired at their fair values and cost

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)


in excess of net assets acquired, which is expected to be amortized over a composite estimated life of 30 years. These preliminary adjustments and estimates are subject to change as a result of the completion of future analyses.

  The operations of COMSAT have been consolidated with the results of operations of LMGT since August 1, 2000. Given the substantial investment necessary for the anticipated growth of the global telecommunications services business, support from strategic partners for LMGT may be sought and public equity markets may be accessed to raise capital, although the Corporation cannot predict the outcome of these efforts.

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

  Consolidated net sales for the third quarter of 2000 were $6.0 billion, a three percent decrease from the $6.2 billion recorded for the comparable period in 1999. Quarter-to-quarter net sales increases in the Global Telecommunications and Corporate and Other segments were more than offset by decreases in the remaining business segments. Consolidated net sales for the nine months ended September 30, 2000 were $17.7 billion, a four percent decrease from the $18.5 billion reported for the same period in 1999. For the nine months ended September 30, 2000 as compared to the respective 1999 period, decreases in net sales in the Systems Integration, Space Systems and Aeronautical Systems segments more than offset increases in the remaining business segments. The Corporation incurred an operating loss (loss before interest and taxes) for the third quarter of 2000 of $26 million as compared to operating profit (earnings before interest and taxes) of $558 million recorded for the comparable 1999 period. The Corporation's operating profit for the nine months ended September 30, 2000 was $625 million, a 52 percent decrease from the $1.3 billion reported for the comparable 1999 period. Operating profit declined in all segments during the third quarter of 2000 from the comparable 1999 period. For the nine months ended September 30, 2000, as compared to the respective 1999 period, an operating profit increase in the Aeronautical Systems segment was more than offset by decreases in the remaining business segments. Operating profit for the comparative year-to-year periods in the Aeronautical Systems and Space Systems segments were favorably impacted by the absence in 2000 of negative adjustments recorded during the second quarter of 1999 on the C-130J airlift aircraft and Titan IV launch vehicle programs, respectively. See "Note 7 -- Divestitures and Other" of the Notes to Unaudited Condensed Consolidated Financial Statements (Note 7) for more information on these adjustments. The reported amounts above also include the financial impacts of various nonrecurring and unusual items, the details of which are described below. Excluding the effects of these nonrecurring and unusual items for each period, operating profit for third quarter of 2000 would have been $457 million, a 10 percent decrease from the $505 million in the third quarter 1999. Similarly, excluding the effects of these nonrecurring and unusual items, operating profit for the nine months ended September 30, 2000 would have been $1.21 billion, a four

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)


percent increase over the $1.16 billion in the comparable 1999 period. For a more detailed discussion of the operating results of the business segments, see "Discussion of Business Segments" below.

  As mentioned above, operating profit in the third quarter of 2000 included the effects of nonrecurring and unusual items which on a combined basis, net of state income taxes, decreased operating profit by $483 million. These items included: a $755 million impairment loss related to the AES businesses (see Note
7); a gain of $302 million on the sale of Control Systems (see Note 7); losses of $34 million associated with other portfolio shaping actions; and a net gain of $4 million associated with the sale of surplus real estate. Operating profit in the third quarter of 1999 included the effects of nonrecurring and unusual items which on a combined basis, net of state income taxes, increased operating profit by $53 million. These items included a $24 million gain related to the sale of surplus real estate and a $29 million gain associated with other portfolio shaping activities. Operating profit for the nine months ended September 30, 2000 included the effects of nonrecurring and unusual items which, on a combined basis, net of state income taxes, decreased operating profit by $581 million. In addition to the nonrecurring and unusual items recorded during the third quarter, operating profit for the 2000 period also included the following: a charge of $141 million associated with amounts due from Globalstar Telecommunications, L.P. (Globalstar) in connection with a net $150 million payment made by the Corporation related to its guarantee of Globalstar's debt (see Note 7); a favorable adjustment of $33 million associated with the reversal of a portion of the previously recorded charge related to the shutdown of CalComp Technology Inc.'s (CalComp) operations (see Note 7); a net gain of $16 million associated with the sale of surplus real estate; and losses of $6 million associated with other portfolio shaping actions. Operating profit for the nine months ended September 30, 1999 included the effects of nonrecurring and unusual items which, on a combined basis, net of state income taxes, increased operating profit by $147 million. In addition to the aforementioned nonrecurring and unusual items recorded during the third quarter of 1999, operating profit for the 1999 period also included a net gain of $114 million resulting from the sale of 4.5 million shares of stock in L-3 Communications Holdings, Inc. (L-3) (see Note 7), and a $20 million loss related to portfolio shaping activities.

  The relationship of income tax expense to (loss) earnings before income taxes and cumulative effect of change in accounting for the quarter and nine months ended September 30, 2000 is due primarily to the effects of the nonrecurring and unusual items mentioned above. Excluding the effects of those items, the effective tax rate would have been approximately 49 percent and 48 percent for the respective periods.

  As mentioned in "Note 3 -- Earnings Per Share" of the Notes to Unaudited Condensed Consolidated Financial Statements, due to the issuance of common stock in conjunction with the consummation of the Merger with COMSAT and the impact that the issuance of those shares had on the weighted average number of shares outstanding for purposes of computing earnings per share, the earnings per share effects of separately disclosed transactions in this Form 10-Q may be different for the quarter in which the transaction occurred and for the nine months ended September 30, 2000. In the following discussion, where such amounts are different, the earnings per share amounts for both periods are disclosed.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)


  The Corporation reported net losses for the quarter and nine months ended September 30, 2000 of $704 million and $608 million, respectively, as compared to net earnings of $217 million and $89 million in the comparable 1999 periods. The after-tax effects of the third quarter 2000 nonrecurring and unusual items discussed above included: $980 million related to the impairment loss on the AES businesses, or $2.42 and $2.49 per diluted share for the three month and nine month periods ended September 30, 2000, respectively; $180 million attributable to the gain on the sale of Control Systems, or $.44 and $.46 per diluted share for the three month and nine month periods ended September 30, 2000, respectively; $22 million in losses on portfolio shaping activities; and $3 million associated with the gain on the sale of surplus real estate. The combination of these nonrecurring and unusual items reduced third quarter 2000 earnings by $819 million, or $2.02 per diluted share. In the third quarter of 1999, after-tax earnings included a $19 million gain associated with portfolio shaping activities and a $15 million gain from the sale of surplus real estate. The combination of these nonrecurring and unusual items increased third quarter 1999 earnings by $34 million, or $0.09 per diluted share. In addition to the nonrecurring and unusual items recorded in the third quarter, after-tax earnings for the nine months ended September 30, 2000 included: $91 million related to the charge for amounts due from Globalstar; a $21 million favorable adjustment associated with the reversal of a portion of the previously recorded CalComp charge; $10 million in net gains attributable to the sale of surplus real estate; and $4 million resulting from losses on other portfolio shaping activities. On a combined basis, these items reduced 2000 net earnings by $883 million, or $2.24 per diluted share. In addition to the third quarter 1999 items discussed above, the after-tax effects of the nonrecurring and unusual items for the nine months ended September 30, 1999 included $74 million related to the gain on the sale of the Corporation's remaining interest in L-3 and $12 million in losses related to other portfolio shaping activities. Nonrecurring and unusual items for 1999 also included the effects of the Corporation's adoption of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1999, which resulted in the recognition of a cumulative effect adjustment that reduced net earnings by $355 million. On a combined basis, these nonrecurring and unusual items decreased net earnings for the nine months ended September 30, 1999 by $259 million, or $.68 per diluted share.

  The Corporation reported diluted (loss) earnings per share of $(1.74) and $(1.54) for the quarter and nine months ended September 30, 2000, respectively, as compared to $.57 and $.23 for the comparable 1999 periods. If the nonrecurring and unusual items described above were excluded from the calculation of earnings per share, diluted earnings per share for the quarter and nine months ended September 30, 2000 would have been $.28 and $.70, respectively, and diluted earnings per share for the quarter and nine months ended September 30, 1999 would have been $.48 and $.91, respectively.

  The Corporation's backlog of undelivered orders was approximately $55.9 billion at September 30, 2000 as compared to $45.9 billion reported at December 31, 1999. The backlog as of September 30, 2000 reflected an approximate $300 million reduction associated with the divestiture of Control Systems. The Corporation received orders for approximately $28 billion in new and follow-on business during the nine months ended September 30, 2000 that were partially offset by sales during the period. Significant new orders received during the 2000 period principally related to $9.5 billion in F-16 fighter aircraft orders for the United Arab Emirates (UAE), Israel, Greece, Korea and the U.S. Government. Additionally, the Corporation received a total of approximately $5.7 billion in

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)


orders for the following: the Theater High Altitude Area Defense (THAAD) Engineering, Manufacturing, and Development (EMD) contract; sixteen launch vehicles; three satellites; the Integrated Weapons Systems for the Royal Norwegian Navy's New Frigate Program; and two U.S. and two Italian C-130J airlift aircraft.

Discussion of Business Segments

  In the third quarter of 2000, Lockheed Martin began presenting LMGT, which includes the operations of COMSAT and IBS, as a separate segment called Global Telecommunications. The operations of LMGT and IBS were previously included in the Corporate and Other segment. Earlier in 2000, the Corporation reassigned the Management & Data Systems business unit and the space applications systems line of business from the Systems Integration segment to the Space Systems segment. The Corporation operates in five principal business segments: Systems Integration, Space Systems, Aeronautical Systems, Technology Services and Global Telecommunications. All other activities of the Corporation fall within the Corporate and Other segment.

  The following discussion of the results of operations of the Corporation's business segments reflects Global Telecommunications as a separate segment and other organizational changes based on information in "Note 6 -- Information on Business Segments" of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, including the financial data in the tables under the headings "Net sales" and "Operating (loss) profit."

  In addition, the following table displays the impact of the nonrecurring and unusual items discussed earlier and the related effects on each segment's operating (loss) profit for each of the periods presented:

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)


                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                        2000          1999         2000          1999
                                                        -----         -----        -----         -----
                                                                         (In millions)
Nonrecurring and unusual items - (loss) profit:
Consolidated effects
    Impairment loss on AES                             $(755)      $    --        $(755)     $     --
    Gain on sale of Control Systems                      302            --          302            --
    Charge related to Globalstar guarantee                --            --         (141)           --
    Partial reversal of CalComp reserve                   --            --           33            --
    Sales of surplus real estate                          --            24           20            24
    Divestitures and other portfolio shaping
     items                                               (34)           29          (40)            9
    Gain on sale of shares in L-3                         --            --           --           114
                                                       -----         -----        -----         -----
                                                       $(483)        $  53        $(581)        $ 147
                                                       =====         =====        =====         =====
Segment effects
    Systems Integration                                $(455)        $  --        $(455)        $  --
    Space Systems                                         --            19           17            (1)
    Aeronautical Systems                                  --            --           --            --
    Technology Services                                  (28)           --          (34)           --
    Global Telecommunications                             --            --           --            --
    Corporate and Other                                   --            34         (109)          148
                                                       -----         -----        -----         -----
                                                       $(483)        $  53        $(581)        $ 147
                                                       =====         =====        =====         =====

  In an effort to make the following discussion of significant operating results of each business segment more comparable, the effects of these nonrecurring and unusual items have been excluded. The Space Systems and Aeronautical Systems segments generally include programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the significant number of relatively smaller programs in the Systems Integration, Technology Services and Global Telecommunications segments, the impacts of performance by individual programs typically are not as material to these segments' overall results of operations.

Systems Integration

  Net sales of the Systems Integration segment for the quarter ended September 30, 2000 remained consistent with the comparable 1999 period. Net sales for the nine months ended September 30, 2000 decreased by three percent from the respective 1999 period. Approximately $200 million of the year-to-year decrease was attributable to volume declines in aerospace electronics systems activities. Increases in net sales in certain other Systems Integration lines of business were essentially offset by decreases in various other lines of business in the segment.

  Operating profit for the segment decreased by 11 percent and 5 percent for the quarter and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. The majority of the quarter-to-quarter decrease is due to an approximate $30 million decline in operating profit on the segment's missiles and air defense product line. Approximately $20

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)

million of this decline was due to the absence in 2000 of a favorable adjustment recorded in the third quarter of 1999 related to performance on the THAAD program. The remainder of the quarter-to-quarter decrease in the missiles and air defense product line is primarily due to the operating profit impact of volume declines on certain fire control and sensor programs. For the nine months ended September 30, 2000, the operating profit impact of the volume declines in the segment's aerospace electronics systems activities discussed above accounted for approximately $20 million of the decrease from the comparable 1999 period. The remainder of the year-to-year decrease is attributable to an approximate $15 million decline in operating profit on the segment's missiles and air defense product line. Included in this decline are the absences in 2000 of a $35 million charge recorded in the second quarter of 1999 on the THAAD program partially offset by the aforementioned $20 million adjustment in 1999 on the same program.

Space Systems

  Net sales of the Space Systems segment decreased by eight percent and six percent for the quarter and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. Quarter-to-quarter net sales decreased primarily due to lower volume of military, civil, and classified satellite activities, and due to volume declines in ground system activities, a line of business that includes reconnaissance systems activities. Net sales for the nine months ended September 30, 2000 decreased from the comparable 1999 period due to volume declines of approximately $330 million in military, civil, and classified satellite activities, and approximately $160 million in ground system activities. These decreases were partially offset by increased volume of approximately $200 million on commercial space vehicle activities, primarily Atlas launch vehicles. The remainder of the year-to-year variance in net sales primarily relates to decreased volume in government launch vehicle activity which was partially offset by the favorable impact of previously recorded adjustments on the Titan IV program discussed below.

  Operating profit for the segment increased by six percent in the third quarter of 2000 and decreased by eight percent for the nine months ended September 30, 2000, respectively, from the comparable 1999 periods. Quarter-to-quarter operating profit increased by approximately $30 million due to the absence in 2000 of a launch vehicle contract cancellation charge recorded in the third quarter of 1999. This increase was partially offset by an approximate $25 million decrease in operating profit related to the volume declines in military satellites discussed above and the absence in 2000 of an award fee recorded in the third quarter of 1999 on a military satellite contract. Approximately 70 percent of the decline in operating profit for the nine months ended September 30, 2000 from the comparable 1999 period was due to the impact of volume declines on the military, civil, and classified satellite programs discussed above. Continued pressures on commercial space programs reduced year-to-year operating profit by approximately $90 million. Several items contributed to the reduction, including reduced operating profit on commercial satellites, slight increases in the expensing of start-up costs associated with the Atlas V (EELV) program, reduced profitability on launch vehicle volume, and the net effect of charges taken in each year on the Atlas program due to market and pricing pressures.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)

The Corporation expects continued market and pricing pressures related to its commercial launch vehicle programs, including the Atlas V program. On a combined basis, the aforementioned decreases more than offset the increases in operating profit on commercial space programs due to the higher Atlas launch vehicle activities discussed above. Offsetting the year-to-year impact of the declines in commercial space programs were increases in operating profit due to the absence in 2000 of an approximate $90 million negative adjustment recorded in the second quarter of 1999 related to the Titan IV program (see Note 7), and the favorable effect of an approximate $50 million contract modification recorded in the second quarter of 2000 related to the same program. The remainder of the year-to-year variance was mainly attributable to the approximate $50 million operating profit impact of the aforementioned volume declines in government launch vehicle activity.

Aeronautical Systems

  Net sales of the Aeronautical Systems segment decreased by 14 percent and 16 percent for the quarter and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. Volume declines in various F-16 fighter aircraft programs, primarily due to an approximate 70 percent reduction in deliveries partially offset by other F-16 program activities, accounted for approximately $145 million of the decrease in quarter-to-quarter net sales. The remainder of the decrease is primarily the result of a decline in volume on strategic alliance programs and a 50 percent reduction in C-130J airlift aircraft deliveries during the third quarter of 2000 from the comparable 1999 period. The decrease in net sales for the nine months ended September 30, 2000 from the comparable 1999 period was primarily the result of an approximate $475 million decrease in volume on F-16 fighter aircraft programs, primarily due to an approximate 60 percent reduction in deliveries. Approximately $175 million of the remainder of the decrease in year-to-year net sales was due to a decline in volume on C-130J airlift aircraft programs.

  Operating profit for the segment decreased by approximately 27 percent and increased by approximately 62 percent for the quarter and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. The quarter-to-quarter decrease was mainly attributable to approximately $28 million in lower operating profits associated with the decline in aircraft deliveries discussed in the preceding paragraph. The year-to-year increase in operating profit was primarily due to the absence in 2000 of an approximate $210 million negative adjustment recorded during the second quarter of 1999 (see Note 7). The increase resulting from the absence in 2000 of this charge was partially offset by an approximate $140 million reduction in year-to-year operating profit resulting from the decline in aircraft deliveries discussed in the preceding paragraph.

Technology Services

  Net sales of the Technology Services segment decreased by approximately three percent and increased by approximately four percent for the quarter and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. Approximately 75 percent of the decrease in third quarter 2000 net sales resulted from a net decrease in volume on various federal technology services programs. This net decrease was comprised of declines in volume on aircraft maintenance and logistics contracts partially offset by increases in certain government services

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)

contracts, primarily the Consolidated Space Operations Contract. The remainder of the quarter-to-quarter variance was mainly the result of declines in volume on certain defense and science energy services contracts due to program completion. The increase in net sales for the nine months ended September 30, 2000 over the comparable 1999 period was primarily attributable to an approximate $100 million net increase in volume on various federal technology services programs partially offset by an approximate $40 million decline in volume on certain defense and science energy services contracts principally due to program completion.

  Operating profit for the segment increased by approximately 59 percent and 18 percent for the quarter and nine months ended September 30, 2000, respectively, over the comparable 1999 periods. Excluding the effects of operating profit recorded in 1999 related to Lockheed Martin Hanford Company, which was divested in the fourth quarter of 1999, operating profit for the segment would have increased by approximately 70 percent and 23 percent for the quarter and nine months ended September 30, 2000, respectively, over the comparable 1999 periods. The operating profit impact of the increased volume on certain government services contracts discussed in the preceding paragraph accounted for approximately 80 percent of the increase in operating profit for the quarter, partially offset by declines in volume on certain defense and science energy services contracts due to program completion. The year-to-year increase in operating profit was also consistent with the discussion of net sales in the preceding paragraph, with approximately 80 percent of the variance due to increases on various federal technology services programs partially offset by declines on certain defense and science energy services contracts.

Global Telecommunications

  Net sales of the Global Telecommunications segment increased by $129 million and $238 million for the quarter and nine months ended September 30, 2000, respectively, over the comparable 1999 periods. Quarter-to-quarter net sales increased by approximately $110 million as a result of the Corporation's Merger with COMSAT and the inclusion of COMSAT's consolidated operations into the segment's results since August 1, 2000. The remainder of the quarter-to-quarter increase was primarily attributable to the increased volume on systems and technology programs. Consistent with the quarter, the increase in net sales for the nine months ended September 30, 2000 over the comparable 1999 period was primarily attributable to the inclusion of COMSAT's consolidated operations into the segment's results. COMSAT's operations, including a COMSAT business acquired as part of the Tender Offer in September 1999, accounted for approximately $140 million of the segment's year-to-year increase in net sales. Approximately 65 percent of the remaining increase in year-to-year net sales was attributable to telecommunications satellite operations and was primarily associated with the recognition of revenue on a Proton launch vehicle, which successfully launched the ACeS 1 satellite in the first quarter of 2000. Increased volume related to systems and technology programs contributed another approximately $30 million to the year-to-year increase in net sales.

  Operating profit for the segment decreased by approximately $2 million and approximately $6 million for the quarter and nine months ended September 30, 2000 from the respective 1999 periods. Quarter-to-quarter operating profit decreased approximately $20 million due to performance on certain IBS information outsourcing programs. These decreases were partially

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Position
                           and Results of Operations
                                  (continued)

offset by approximately $10 million related to operating profit increases attributable to the addition of COMSAT's operating results into the segment as discussed in the preceding paragraph. The remainder of the quarter-to-quarter variance was mainly the result of reduced operating expenses at LMGT headquarters. Operating profit for the nine months ended September 30, 2000 decreased by approximately $25 million from the comparable 1999 period due to pricing pressures and the impact of a 2000 negative adjustment related to changes in estimates for award and incentive fees resulting from performance on IBS information outsourcing programs. This decrease was partially offset by the aforementioned approximate $10 million operating profit impact of the addition of COMSAT's operating results since August 1, 2000, and by approximately $10 million related to the operating profit impact of increased volume on systems and technology programs discussed in the preceding paragraph.

Corporate and Other

  Net sales of the Corporate and Other segment increased by 7 percent and 11 percent for the quarter and nine months ended September 30, 2000, respectively, over the comparable 1999 periods. Quarter-to-quarter net sales increased by approximately $20 million as the result of higher volume on state and municipal services programs and certain international services contracts. These quarter-to-quarter increases were partially offset by the absence in 2000 of approximately $5 million in net sales attributable to the Corporation's commercial graphics company, Real 3D, which was divested in the fourth quarter of 1999. Year-to-year net sales increased by approximately $60 million as a result of higher volume on state and municipal services programs and certain international services contracts. These year-to-year increases were partially offset by the absence in 2000 of approximately $15 million in sales attributable to the segment's Real 3D operating unit.

  Operating profit for the segment decreased for the quarter and increased for the nine months ended September 30, 2000 over the respective 1999 periods. Quarter-to-quarter operating profit increases due to a higher volume of state and municipal services programs were more than offset by the absence in 2000 of operating profit associated with the segment's Real 3D operating unit and reduced operating profit at other Corporate units. The majority of the increase in operating profit for the nine months ended September 30, 2000 over the comparable 1999 period was due to the absence in 2000 of operating losses associated with the segment's Real 3D operating unit and the operating profit impact of the higher volume on state and municipal services programs discussed above. These increases were partially offset by the absence in 2000 of a favorable adjustment recorded by the segment's Communications Industry Services line of business in the first quarter of 1999 as well as reduced operating profit at other Corporate units.

LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 30, 2000, $1.7 billion of cash was provided by operating activities, compared to $383 million during the comparable 1999 period. This fluctuation was attributable in part to an advance received in the second quarter of 2000 from the United Arab Emirates (UAE) for the purchase of 80 F-16 fighter aircraft which increased cash from operating activities by approximately $500 million (after payments to subcontractors and other expenditures associated with the contract totaling approximately $400 million), and

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

reimbursements of approximately $100 million in connection with the remediation agreement related to the Burbank and Glendale properties discussed in "Note 5-- Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements. Cash provided by operating activities also increased due to accelerated payments received in the first nine months of 2000 on certain aircraft and space systems programs as a result of exceeding performance expectations, and due to the Corporation's continued focus on working capital improvements. These increases were partially offset by the $150 million net payment related to the Corporation's guarantee of Globalstar's indebtedness as described more fully in Note 7.

  Net cash provided by investing activities during the first nine months of 2000 was $379 million as compared to $1.6 billion used during the comparable 1999 period. The 2000 amount included $510 million in cash provided by the Corporation's divestiture of Control Systems, $164 million provided by the sale of approximately one-third of the Corporation's 22.2 percent interest in Inmarsat Ventures Limited and approximately $75 million of cash acquired in the Merger (see Note 2). These items were partially offset by approximately $283 million in cash used for additions to property, plant and equipment, and approximately $107 million of net cash used for additional investments in Astrolink International, LLC, a joint venture in which Lockheed Martin holds an approximate 31 percent interest. The remainder of cash provided by investing activities for 2000 was attributable to other acquisition and divestiture activities. The 1999 amount included approximately $1.2 billion in cash used for the acquisition of 49 percent of the outstanding stock of COMSAT as discussed in "Note 2 --Business Combination with COMSAT Corporation" of the Notes to Unaudited Condensed Consolidated Financial Statements (Note 2), and approximately $442 million in cash used for additions to property, plant and equipment. These uses of cash for investing activities were partially offset by the receipt of $182 million resulting from the sale of L-3 common stock discussed above.

  Net cash used for financing activities during the nine months ended September 30, 2000 was $641 million as compared to $897 million provided by financing activities during the comparable 1999 period. The variance between periods was primarily due to net repayments of commercial paper and long-term debt totaling $515 million during the first nine months of 2000 versus an approximate $1.1 billion net increase in total debt during the comparable 1999 period used to finance the COMSAT Tender Offer. This increase in cash used for financing activities was partially offset by an approximate $126 million decrease in dividend payments during the nine months ended September 30, 2000 from the comparable 1999 period.

  Total debt, including short-term borrowings, decreased by approximately $110 million during the first nine months of 2000 from approximately $12 billion at December 31, 1999. This decrease was primarily attributable to net repayments of commercial paper and long-term debt of approximately $515 million, partially offset by approximately $380 million of debt obligations recorded at fair value as a result of the Merger with COMSAT (see Note 2). The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. During the first nine months of 2000, cash and cash equivalents increased by $1.5 billion. Significant transactions contributing to the increase include the $510 million in cash proceeds received from the sale of Control Systems, and the approximate $500 million net cash advance received on the UAE F-16

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

fighter aircraft contract. The majority of the cash and cash equivalents held by the Corporation as of September 30, 2000 are expected to be used to pay down debt in future periods.

  Total stockholders' equity was approximately $7.1 billion at September 30, 2000, an increase of approximately 11 percent from the December 31, 1999 balance. As discussed previously in Note 2, the Corporation issued approximately 27.5 million shares of its common stock (in exchange for each outstanding share of COMSAT's common stock, other than shares held by the Corporation) at a price of $49 per share. This transaction resulted in a $1.346 billion increase in stockholders' equity. An additional increase in stockholders' equity of $158 million was attributable to employee stock option and ESOP activities. These increases were partially offset by the year-to-date 2000 net loss of $608 million, dividend payments of $132 million, and other comprehensive losses of $43 million. As a result of the above factors, the Corporation's debt to total capitalization ratio decreased from 65.3 percent at December 31, 1999 to 62.6 percent at September 30, 2000.

  There were no commercial paper borrowings outstanding at September 30, 2000. The Corporation maintains a revolving credit facility in the amount of $3.5 billion, which expires on December 20, 2001. No borrowings were outstanding under this credit facility as of September 30, 2000.

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

  The Corporation actively seeks to finance its business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. The Corporation's management continually reviews changes in financial, market and economic conditions to manage the types, amounts and maturities of the Corporation's indebtedness. Periodically, the Corporation may refinance existing indebtedness, vary its mix of variable rate and fixed rate debt, or seek alternative financing sources for its cash and operational needs.

  Cash and cash equivalents (including temporary investments), internally generated cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements and discretionary investment needs during the next twelve months. Consistent with the Corporation's desire to generate cash to reduce debt and invest in its core businesses, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation may continue to divest certain non-core businesses, passive equity investments and surplus properties.

  In connection with the UAE's order for F-16 fighter aircraft discussed previously, in June 2000, the Corporation issued a letter of credit in the amount of $2 billion related to advance payments to be received under the contract. At September

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

30, 2000, in accordance with the terms of the agreement with the UAE, the amount of the letter of credit available for draw down in the event of the Corporation's nonperformance under the contract was limited to the amount of advance payments received to date, or approximately $900 million. These advance payments were recorded in customer advances and amounts in excess of costs incurred in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2000.

  The Corporation satisfied its contractual obligation with respect to its guarantee of certain indebtedness of Globalstar with a net payment of $150 million on June 30, 2000 to repay a portion of Globalstar's borrowings under a revolving credit agreement. The Corporation has no remaining guarantees in place related to Globalstar. The Corporation continues to guarantee certain borrowings of Space Imaging LLC (Space Imaging), a joint venture in which the Corporation holds a 46 percent ownership interest. The amount of borrowings outstanding as of September 30, 2000 for which Lockheed Martin was guarantor was approximately $125 million. There were no other significant guarantees outstanding at that date.

  Effective March 31, 2000, the Corporation converted its 45.9 million shares of Loral Space & Communications, Ltd. (Loral Space) Series A Preferred Stock into an equal number of shares of Loral Space common stock. In addition, the Corporation and Loral Space entered into an agreement which will facilitate the Corporation's ability to divest its interest in Loral Space. In connection with this agreement, Loral Space filed a registration statement with the Securities and Exchange Commission to register for possible sale the common shares owned by the Corporation. Such registration statement became effective in May 2000. The Corporation plans to divest its shares of Loral Space; however, the timing of such divestitures and the related amount of cash received will depend on market conditions.

OTHER MATTERS

  The Corporation's primary exposure to market risk relates to interest rates and foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include variable rate commercial paper and fixed rate long-term debt. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation may use interest rate swaps to manage its exposure to fluctuations in interest rates; however, there were no such agreements outstanding at September 30, 2000.

  The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions, and related gains and losses on the contracts are recognized in income when the hedged transaction occurs. Beginning January 1, 2001, the Corporation will account for these contracts under the provisions of SFAS No. 133, as amended. At September 30, 2000, the amounts of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the first six months of 2000, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

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

  As more fully described in Management's Discussion and Analysis in Lockheed Martin's 1999 Annual Report on Form 10-K, the Corporation is involved in two joint ventures with Russian government-owned space firms. The operations of these joint ventures include marketing Proton launch services, which are subject to a U.S.-imposed quota on the number of Russian launches of U.S. built satellites into certain orbits. The majority of customer advances received for Proton launch vehicle services is forwarded to a launch vehicle manufacturer in Russia. Significant portions of these advances would be required to be refunded to customers if launch services were not provided within the contracted time frame. At September 30, 2000, approximately $668 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and approximately $784 million of payments to the Russian manufacturer for launches not yet provided was included in inventories. At September 30, 2000, approximately $28 million of the customer advances were associated with launches in excess of the quota, and approximately $254 million of the $784 million of payments to the aforementioned Russian manufacturer were associated with launches in excess of the number currently allowed under the quota. Through September 30, 2000, launch services provided through these joint ventures have been in accordance with contract terms. The quota is currently scheduled to expire on December 31, 2000. Based on its current plans, the Corporation does not expect that its business objectives related to launch services, satellite manufacture or telecommunications market penetration will be materially impacted based on the current limit on the number of launches imposed by the quota. However, if the quota were to be extended or if a new quota were to be imposed, future launches could be impacted. Management is continuing to work toward achieving a favorable resolution to eliminate the quota or to raise the limitation on the number of Russian launches covered by the quota.

  Also as more fully described in Management's Discussion and Analysis in its 1999 Annual Report on Form 10-K, the Corporation has entered into agreements with RD AMROSS, a joint venture between Pratt & Whitney and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicles. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Included in inventories at September 30, 2000 and December 31, 1999

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

were payments made under these agreements of approximately $51 million and $55 million, respectively.

  As mentioned previously, the Corporation holds a 46 percent ownership interest in Space Imaging and guarantees approximately $125 million of Space Imaging's borrowings. The investment is accounted for under the equity method of accounting. As a result of continued competitive pressures in the commercial imaging market and financial market conditions related to space-based information systems, Space Imaging's business and financing plans are currently under review by its investors, including the Corporation. At September 30, 2000, the Corporation's investment in and receivables from Space Imaging amounted to approximately $160 million.

FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. Our operations are necessarily subject to various risks and uncertainties and, therefore, actual outcomes are dependent upon many factors, including, without limitation, our successful performance of internal plans and reorganization efforts; government customers' budgetary constraints and the timing of awards and contracts; customer changes in short-range and long-range plans; domestic and international competition in the defense, space and commercial areas; continued development and acceptance of new products; timing and customer acceptance of product delivery and launches; product performance; performance issues with the U.S. Government, key suppliers and subcontractors; government import and export policies; termination of government contracts; the outcome of political and legal processes; the outcome of contingencies, including completion of acquisitions and divestitures, litigation and environmental remediation; legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support; domestic and international telecommunications regulatory developments; market conditions and other factors affecting the value of the Corporation's equity investments; as well as other economic, political and technological risks and uncertainties. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

"Competition and Risk" and the discussion of "Government Contracts and Regulations" on pages 23 through 26 and pages 26 through 28, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 36 of this Form 10-Q; and "Note 2 -- Business Combination with COMSAT Corporation,"
"Note 5 -- Contingencies," and "Note 7 -- Divestitures and Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 6 through 8, pages 10 through 12 and pages 16 through 19, respectively, of the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

                          Lockheed Martin Corporation
                          Part II - Other Information


Item 1. Legal Proceedings

  The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in "Note 5 -- Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q and in the Corporation's 1999 Annual Report on Form 10-K (Form 10-K), the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (First Quarter Form 10-Q), the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Second Quarter Form 10-Q), or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's results of operations or financial position.

  The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. For the U.S. Government investigations described in the Corporation's Form 10-K, the First Quarter Form 10-Q and the Second
Quarter Form 10-Q, it is too early for Lockheed Martin to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial condition.

  The following describes new matters not previously disclosed as well as developments of previously reported matters that have occurred since filing of the Corporation's Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q. See the "Legal Proceedings" section of the Form 10-K, the First Quarter Form 10-Q and the Second Quarter Form 10-Q for a description of previously reported matters.

  As previously reported, the Corporation and certain of its current or former officers and directors are defendants in two consolidated class action complaints filed by shareholders in the United States District Court for the Central District of California, Kops v. Lockheed Martin Corp. and In re Lockheed Martin Corp. Securities Litigation. On October 2, 2000, the Court dismissed, with leave to amend, all of the plaintiffs' allegations in the Kops complaint with the exception of an allegation that the Corporation improperly recognized revenue related to a government contract in the first quarter of 1999. The Corporation plans to continue to contest the remaining allegation. On October 4, 2000, the Court dismissed with prejudice plaintiffs' allegations in the Lockheed Martin Corp. Securities Litigation complaint that the Corporation failed to disclose properly accounting adjustments in 1998 relating to its CalComp subsidiary and the reversal of a reserve on the Atlas program. The Court also dismissed the remainder of plaintiffs' allegations in that complaint with leave to amend.

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)


  On August 3, 2000, Electromechanical Systems, Inc. (EMS), a subsidiary of COMSAT Corporation that became part of the LMGT business segment as a result of the Corporation's acquisition of COMSAT, entered a plea of guilty in the United States District Court for the Middle District of Florida in Tampa to one-count charging obstruction of federal audit in violation of 18 U.S.C. (S) 1516 related to work performed for the United States Navy on radar pedestals from 1988 through February 1999. As part of a plea agreement, EMS agreed to pay the government $7.5 million in restitution, and the United States Attorney's Office for the Middle District of Florida agreed that it will not charge COMSAT, any COMSAT successor corporation, or any current or former COMSAT affiliate with any criminal offense relating to the conduct giving rise to the plea. On November 6, 2000, the Court ordered EMS to pay $7.5 million in restitution, as agreed in the plea agreement, assessed a $500 thousand fine against EMS, and placed EMS on probation for five years.

  As previously reported by COMSAT, in January 1999, the United States Department of Justice announced that it intended to join a lawsuit filed by former employees of EMS under the qui tam provisions of the Civil False Claims Act. The lawsuit, which alleges conduct similar to that charged in the criminal count and fraudulent billing practices, names EMS, COMSAT, and several current or former employees of EMS and seeks potential damages estimated at up to $40 million. The lawsuit has been stayed pending completion of the criminal investigation by the United States Attorney's Office.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      1. Exhibit 10.1. Lockheed Martin Corporation Management Incentive Compensation Plan.

      2. Exhibit 10.2. COMSAT Corporation Non-Employee Directors Stock Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

      3. Exhibit 10.3. COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference from Exhibit 10.24 to Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

      4. Exhibit 12. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2000.

      5. Exhibit 27. Financial Data Schedule for the nine months ended September 30, 2000.

(b)   Reports on Form 8-K filed in the third quarter of 2000.

      1.  Current report on Form 8-K filed on July 7, 2000.

          Item 5. Other Events

          The Corporation filed information contained in its press release dated June 30, 2000 concerning its repayment of debt in connection with its guarantee of a revolving credit agreement for Globalstar Telecommunications.

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)


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

          Item 7.  Financial Statements and Exhibits

                   Lockheed Martin Corporation Press Release dated July 20,
                   2000.

      4.  Current report on Form 8-K filed on August 2, 2000.

          Item 5.  Other Events

                   The Corporation filed information contained in its press release dated July 31, 2000 concerning its receipt of final regulatory approvals necessary to complete the merger with COMSAT Corporation.

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

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)


          Item 7.  Financial Statements and Exhibits

                   Lockheed Martin Corporation Press Release dated August 3,
                   2000.

(c)   Reports on Form 8-K filed subsequent to the third quarter of 2000.

      1.  Current report on Form 8-K filed on October 24, 2000.

          Item 5.  Other Events

                   The Corporation filed certain restated financial information to reflect its Global Telecommunications business as a separate business segment.

                          LOCKHEED MARTIN CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LOCKHEED MARTIN CORPORATION
                                        ----------------------------
                                        (Registrant)


Date:  November 13, 2000                 by: /s/ Christopher E. Kubasik
       -----------------                     -------------------------
                                             Christopher E. Kubasik
                                             Vice President and Controller
                                             (Chief Accounting Officer)