Form 10-K
period 2000-12-31
LOCKHEED MARTIN CORP
filed 2001-03-09
CIK 936468

                                                 Filed March 9, 2001



                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission file number 1-11437

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

     8 1/8% Cumulative Monthly              New York Stock Exchange, Inc.
     Income Preferred Securities of
     COMSAT Capital I, L.P.

     Securities registered pursuant to Section 12(g) of the Act: None


------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $14.9 billion as of January 31, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 432,147,713 shares outstanding as of January 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation's 2001 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.
















------------------------------------------------------------------------------

                                     PART I

ITEM 1  BUSINESS

General

     Lockheed Martin Corporation is a highly diversified global enterprise that principally integrates, researches, designs, develops, and manufactures advanced technology systems, products and services. In March 1995, we were formed by combining the businesses of Martin Marietta Corporation (Martin Marietta) and Lockheed Corporation (Lockheed). We are a Maryland corporation.

     During 2000, we completed the acquisition of COMSAT Corporation (COMSAT), which is now reported as part of our Global Telecommunications segment, and divested two businesses, Aerospace Electronics Systems and Control Systems, which previously were reported as part of our Systems Integration segment.

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

Business Segments

     We operate in five principal business segments: Systems Integration, Space Systems, Aeronautics, Technology Services and Global Telecommunications. We report all other activities of the Corporation as part of the Corporate and Other segment.

     In the third quarter of 2000, we began presenting Lockheed Martin Global Telecommunications (LMGT), which includes the operations of COMSAT and Integrated Business Solutions (IBS), as a separate segment called Global Telecommunications. The operations of LMGT, IBS and our then 49% interest in COMSAT were previously included in the Corporate and Other segment. Earlier in 2000, we reassigned the Management & Data Systems business unit and the Space Applications Systems line of business from the Systems Integration segment to the Space Systems segment. All historical financial information has been adjusted to be consistent with the current segment presentation.

     Following is a brief description of the activities of each business segment:






------------------------------------------------------------------------------

     Systems Integration - Engaged in the design, development, and integration of complex systems for global defense, civil government and commercial markets. Core businesses include undersea warfare, surface warfare and land surveillance systems; tactical missiles, air defense systems and fire control and sensor systems; information superiority systems; simulation and training systems; air traffic management systems; aerospace systems and platform integration; business system solutions; and distribution technologies, which includes automated material handling solutions for postal systems and commercial customers.

     Space Systems - Engaged in the design, development, engineering and production of civil, commercial and military space systems. Major product lines include spacecraft, space launch vehicles and human space systems; their supporting ground systems and services; and strategic fleet ballistic missiles. In addition to its consolidated business units, the segment has investments in joint ventures that are principally engaged in businesses which complement and enhance other activities of the segment.

     Aeronautics - Engaged in the design, research and development, and production of combat and air mobility aircraft, surveillance/command systems, reconnaissance systems, platform systems integration and advanced development programs. Major products and programs include the F-16 multi-role fighter, the F-22 air-superiority fighter, the C-130J tactical airlift aircraft, support for the C-5, F-117 and U-2 aircraft, and the Joint Strike Fighter concept demonstration program.

     Technology Services - Provides a wide array of management, engineering, scientific, logistic and information services to federal agencies and other customers. Major product lines include e-commerce, enterprise information services, software modernization and data center management for the Department of Defense (DoD) and civil government agencies; engineering, science and information services for the National Aeronautics & Space Administration (NASA); aircraft and engine maintenance and modification services; operation, maintenance, training and logistics support for military and civilian systems; launch, mission and analysis services for military, classified and commercial satellites; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

     Global Telecommunications - Provides communications services and advanced technology solutions through three lines of business: enterprise solutions, which provides telecommunications services, managed networks and information technology solutions in the U.S. and international markets; satellite services, which provides global fixed and mobile satellite services; and systems and technology, which designs, builds and integrates satellite gateways and provides systems integration services for telecommunications networks. In addition to its consolidated business units, the segment also has investments in ventures that are principally engaged in businesses which complement and enhance other activities of the segment.

     Corporate and Other - Includes the state and local government services line of business. In addition, this segment includes the Corporation's properties line of business as well as various corporate activities.




------------------------------------------------------------------------------

     Comparative segment revenues, profits and related financial information for 2000, 1999, and 1998 are provided in the table entitled "Selected Financial Data by Business Segment" in "Note 17-Information on Industry Segments and Major Customers" on page 81 of this Form 10-K.

Systems Integration

     Our Systems Integration segment has several operating units that mainly are engaged in U.S. defense work. Systems Integration's core businesses are:

     .  Naval electronics and surveillance systems
     .  Missiles and fire control systems
     . Command, control, communications, computers and intelligence (C4I) systems
     . Platform integration, business solutions and material handling systems.

     Naval Electronics & Surveillance Systems provides shipboard electronics systems integration, surface ship and submarine combat systems, sensors and missile launching systems. Missiles and Fire Control produces air and missile defense systems, tactical battlefield missiles, electro-optical systems, fire control systems and precision guided weapons and munitions. The C4I (Command, Control, Communications, Computers and Intelligence) businesses provide information superiority systems; federal information management solutions such as automated fingerprint identification systems; and simulation and training systems and services. C4I also encompasses Air Traffic Management, which develops and integrates advanced air traffic control systems and implements advanced capabilities for air traffic communications, navigation and surveillance. Systems Integration's platform and material handling systems business, principally located in Owego, New York, integrates mission specific combat suites and other systems on platforms for anti-submarine warfare, electronic warfare and surveillance and reconnaissance missions. Systems Integration-Owego also develops and integrates postal automation and material handling systems, and provides information technology solutions for government and commercial business applications.

     System Integration's major products and capabilities include surface ship and submarine combat systems; anti-submarine and undersea warfare systems; land-, sea- and air-based radars; air and theater missile defense systems; anti-armor, air-to-surface and surface-to-surface missiles; electro-optical and fire control systems; avionics and ground combat vehicle integration; command and control (C2) systems for naval, airborne and ground applications; simulation and training systems; logistics management; government and commercial information technology systems; intelligence, surveillance and reconnaissance systems; air traffic control systems; and postal automation and material handling systems. Portions of the segment's activities involve classified programs for the U.S. government.

     At December 31, 2000, System Integration's net sales represented 39% of our total net sales.

  During 2000, we divested two of the Systems Integration businesses, Aerospace Electronics Systems and Control Systems, consistent with a plan announced in September 1999


------------------------------------------------------------------------------
to refine the Corporation's strategic focus. We sold Aerospace Electronics Systems - comprising the Sanders, Fairchild Systems and Space Electronics & Communications operations - in November 2000 for $1.67 billion in cash. We also sold the Control Systems business in September 2000 for $510 million in cash. We used the proceeds from those transactions to pay down debt.

     System Integration's major new business wins during 2000 included the U.S. Air Force's Integrated Space Command and Control (ISC2) program to modernize and integrate the nation's air, missile and space command and control systems; a multi-year contract to provide air crew training and simulation services for all U.S. Marine Corps fixed- and rotary-wing aircraft; and our selection as warfare systems integrator for the U.S. Navy's new aircraft carrier, CVN-77. In addition, a Lockheed Martin-Boeing team was selected by the U.S. Army to develop and build an advanced forward-looking infrared thermal sensor system for the Army's fleet of AH-64 Apache helicopters. Internationally, we were selected to provide the integrated weapons systems for five new frigates for the Royal Norwegian Navy, and to develop and install a new air traffic management system at Prestwick in Ayrshire, Scotland.

     In support of the United States' air and missile defense initiatives, we were awarded a U.S. Army contract to advance the Theater High Altitude Area Defense (THAAD) system into the engineering and manufacturing development phase. During 2000, we also conducted four additional tests of the Patriot Advanced Capability-3 (PAC-3) missile against ballistic and cruise missile targets, extending the program's record to six consecutive successful intercepts and eight consecutive successful flight tests.

     Systems Integration received follow-on orders in 2000 involving a number of established programs. These include the AEGIS combat system and SQQ-89 sonar system for the U.S. Navy; avionics upgrades to P-3 maritime patrol aircraft, also for the U.S. Navy; the U.S. Army's Multiple Launch Rocket System; fixed and mobile radar system for U.S. and international military customers; and automated sortation and mail processing equipment for the U.S. Postal Service.

     Systems Integration is extending its skills and technologies into adjacent growth markets. For example, in 2000, the Illinois Department of Transportation selected Systems Integration to lead its Positive Train Control project. The project will apply advanced technologies to manage and control passenger railroad operations, enhancing safety and providing the capability for high-speed passenger train service. Systems Integration also completed two transactions that leverage its advanced technologies into the high-growth telecommunications market. In December 2000, Lockheed Martin Canada completed the sale of its adaptive notch filter (ANF) business to Illinois Superconductor Corp. (ISCO) in exchange for shares of ISCO common stock. In November 2000, Lockheed Martin also obtained an equity position in TeraConnect Inc., which was formed to produce optical and optoelectronic devices for the high-speed data transmission communications market, in exchange for technology developed by Lockheed Martin.

  Major program milestones achieved during 2000 include the first two powered engineering and manufacturing development test flights of the Joint Air-to-Surface Standoff Missile; delivery of the first of four AEGIS combat systems for the Spanish Navy's F-100-class



------------------------------------------------------------------------------
frigates; completion of a major series of at-sea tests of the U.K. Royal Navy's new Merlin Mk1 helicopter; and installation of the last of 20 new display system replacement installations at Federal Aviation Administration (FAA) facilities across the U.S., ahead of schedule and within budget. In what has been termed one of the largest, most complex data capture projects in history, Lockheed Martin's Data Capture System 2000 automatically read nearly 148 million U.S. census forms, processing the information on time with an accuracy rate of better than 99 percent.

     The segment is heavily dependent on both military and civilian agencies as customers. In 2000, U.S. government customers accounted for approximately 71% of the segment's total net sales.

Space Systems

     In 2000, our Space Systems segment consolidated its operations into a single operating unit named the Lockheed Martin Space Systems Company with headquarters in Denver, Colorado. Space Systems' principal business areas are:

        .  Astronautics Operations
        .  Missiles and Space Operations
        .  Management & Data Systems
        .  Michoud Operations
        .  Special Programs
        .  International Launch Services
        .  Commercial Space Systems

A substantial portion of the segment's activities involves classified programs for the U.S. Government.

     At December 31, 2000, Space System's net sales represented 28% of our total net sales.

     Astronautics Operations, based in Denver, Colorado, designs, develops, manufactures and integrates advanced technology systems for space and defense. Principal products include the Titan and Atlas families of launch vehicles.

     Missiles & Space Operations designs, develops, manufactures and integrates strategic missiles and spacecraft for communications, Earth observation, scientific and navigation missions for military and civilian government agencies and commercial customers. Principal products include the Trident II submarine-launched fleet ballistic missile and the MILSTAR defense communications satellites. The unit also plays a role in NASA's International Space Station program and markets communications spacecraft to commercial telecommunications customers, including some customers in which we have an ownership interest.

     Management & Data Systems (M&DS) is a leader in technically advanced system engineering, information technology, sensor processing, and communications systems. This unit


------------------------------------------------------------------------------
provides complex, innovative solutions for intelligence, surveillance, and reconnaissance programs for diverse government, commercial, and international customers.

     Michoud Operations manufactures the Super Lightweight Tank, the latest iteration of the Space Shuttle External Tank for NASA. This unit also designs, develops and manufactures, for government and commercial customers, large aluminum and composite structures (including fuel tanks for space vehicles), cryogenic propellant feed systems and thermal protection systems for cryogenic structures.

     Since 1996, we have been working with NASA to develop the X-33, a sub-scale technology demonstrator of a reusable launch vehicle. In 1998, we completed final design review of the X-33. After a failure of a composite liquid hydrogen
(LH2) tank in November 1999, we adjusted our plan to allow for the manufacture of a metallic LH2 tank. Design, production and testing on the replacement tanks was delayed to permit NASA to secure additional funding. In March 2001, NASA announced that it was halting development of the X-33 program.

     Special Programs is a program management organization formed to assist classified customers with the management of Lockheed Martin contracts. International Launch Services (ILS) is the marketing and mission management division for the Atlas and Proton launch vehicles. Commercial Space, located in Sunnyvale, California, designs, builds, markets and operates turnkey satellite systems for the space-based telecommunications and remote sensing markets, and provides space-based solutions for other applications.

     United Space Alliance, LLC, which we jointly own with The Boeing Company, is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. It also performs the modification, testing and checkout operations required to prepare space shuttles for launch.

     We also own 46% of Space Imaging LLC, a supplier of satellite images, satellite imaging access, and related products and services. Space Imaging launched the world's first one-meter resolution, commercial imaging satellite, called the IKONOS satellite, in September 1999. The spacecraft and the Athena launch vehicle used to launch the IKONOS satellite were built by the segment's Missiles and Space and Astronautics Operations units.

     The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2000, U.S. Government customers accounted for 82% of the segment's net sales.

Aeronautics

     In 2000, our Aeronautics segment consolidated into one operating unit re-named the Lockheed Martin Aeronautics Company with headquarters in Fort Worth, Texas. Aeronautics' major lines of business are combat aircraft, air mobility, and aeronautical research and development. Aeronautics has operations in Fort Worth, Texas; Marietta, Georgia; Palmdale, California; and plants in Clarksburg, West Virginia; Johnstown, Pennsylvania; Meridian,


------------------------------------------------------------------------------

Mississippi; and Pinellas, Florida. Portions of the segment's activities involve classified programs for the U.S. Government, particularly at Palmdale.

     In 2000, Aeronautics' net sales represented 19% of our total net sales.

     Aeronautics designs, develops, integrates, produces and supports advanced military fighter and airlift aircraft, and related technologies. Aeronautics is involved in numerous large defense programs, including:

     . F-22 air-superiority fighter - with significantly improved capabilities over current U.S. Air Force aircraft;

     . F-16 multi-role fighter - presently the world's premier, low-cost, multi-role fighter;

     . Joint Strike Fighter - currently in the concept demonstration phase, potentially leading to the next generation, multi-role fighter with the possibility of being the largest future combat aircraft program currently envisioned; and

     . C-130J transport - latest generation of C-130 Hercules tactical transport Aircraft.

     Aeronautics is the team leader for the F-22 "Raptor" air-superiority fighter aircraft program. The F-22 is the latest generation of fighter aircraft and continues to proceed through its engineering and manufacturing development phase. In 2000, the F-22 program progressed through the production release criteria set by the DoD completing 9 out of the 11 Defense Acquisition Board
(DAB) test criteria required for full contract award for Production Lot 1 (10 aircraft) and long lead procurement authorization for Production Lot 2. Aeronautics completed the final two DAB criteria on February 5, 2001. With the DAB criteria completed, we are currently awaiting further direction from the U.S. Air Force and the Office of the Secretary of Defense regarding authorization to begin initial Lot 1 production. We believe that the F-22 program remains a high priority for the DoD and the armed services, and expect that the program will continue to receive a high level of focus from Congress and the new administration during 2001 as all major defense procurements are re-assessed. For additional information related to the F-22 program, see "Management's Discussion & Analysis - Industry Considerations" on page 39 through page 42 of this Form 10-K.

     Aeronautics is also the prime contractor on the F-16 "Fighting Falcon" tactical fighter aircraft and continues to provide upgrades for the U.S. Air Force and our international customers. To date, over 4,200 of these aircraft have been ordered. During 2000, we recorded orders valued at over $10.6 billion
for 234 F-16 aircraft and associated support.   In 2000, major F-16 orders
included 80 aircraft for the United Arab Emirates (UAE), 50 aircraft for Israel, 50 aircraft for Greece, 20 aircraft for the Republic of Korea, 20 aircraft for Singapore, and 14 aircraft for the U.S. Air Force. In December 2000, the Government of Chile selected the F-16 for its new fighter procurement.


------------------------------------------------------------------------------

     For the next generation Joint Strike Fighter (JSF), various branches of the U.S. military and other countries' militaries are working together on a set of requirements that should allow a near-common design for this aircraft. In 2000, we completed flight tests of the conventional take-off and landing (CTOL) version of our concept demonstration aircraft. The flight test of the carrier varient (CV) also began in 2000. Aeronautics is one of the two remaining competitors for the program down-select award. The down-select decision is currently planned for late 2001, subject to review by Congress and the new administration. For additional information related to the JSF program, see "Management's Discussion & Analysis - Industry Considerations" on page 39 through page 42 of this Form 10-K.

     The C-130J is an advanced technology tactical transport aircraft offering improved performance with reliability and reduced operating and support cost over prior C-130 models. The "J" model incorporates state-of-the-art cockpit and avionics, a more powerful and efficient propulsion system and numerous manufacturing innovations into a proven, mission-tested airframe. In 2000, we delivered 20 C-130J aircraft. In 1999, we ceased booking profit on the C-130J program until such time as orders have been obtained to ensure absorption of nonrecurring costs and a build rate which substantiates that a profitable production rate can be attained. In 2000, orders were received for 19 C-130J aircraft. These orders included 14 aircraft for the U.S., 3 aircraft for Denmark and 2 aircraft for Italy.

     Aeronautics also is involved in other programs such as the joint Japanese/U.S. production of the F-2 combat aircraft. We also provide sustaining engineering, modifications and upgrades for existing aircraft, including the U-2 reconnaissance aircraft, earlier model C-130s, and F-117 Total Systems Performance Responsibility (TSPR) with the U.S. Air Force, a logistics support system that includes the role of sustainment, integration, modification, depot support and system upgrades.

     The segment is dependent on the U.S. military and international governments as customers. In 2000, U.S. Government customers accounted for over half of the segment's net sales.

Technology Services

     The Technology Services segment provides a wide array of management, engineering, scientific, logistic, and information services to government agencies. Principal customers include the DoD, Department of Energy (DoE), NASA, FAA, Health and Human Services, Environmental Protection Agency (EPA) and other agencies of the federal government. Technology Services has eight operating units:

     .   Aircraft and Logistics Centers
     .   Information Support Services
     .   Space Operations
     .   Systems Support and Training Services
     .   Technical Operations
     .   Knolls Atomic Power Laboratory
     .   Sandia National Laboratories
     .   Energy Programs


------------------------------------------------------------------------------

     In 2000, Technology Services' net sales of $2.3 billion represented 9% of our total net sales. Also, the segment's energy units had an additional $2.7 billion in operational activity not reported as sales. Those units are engaged in work for the DoE that is performed under contracts where we receive a fee for performing management services and are reimbursed for the cost of operations (known as "Government-Owned, Contractor-Operated" or GOCO). Only the fee is recorded in net sales. In addition, Technology Services had $0.7 billion of intercompany revenue from value-added services to other components of Lockheed Martin. Inclusive of this activity, Technology Services had $5.7 billion in equivalent sales in 2000.

     Aircraft and Logistics Centers provides aircraft maintenance and modification services and contractor logistics support for defense and commercial customers around the world. Its core competencies include government privatization projects in the U.S. and overseas, depot-level and field maintenance services, aircraft avionics upgrades, engineering support, engine maintenance and overhaul services, customer site support, and logistic services. The unit also operates and manages international aircraft depots and manufacturing facilities in Saudi Arabia and Argentina and is responsible for managing a joint venture in China for aircraft maintenance engineering. In 2000, Aircraft and Logistics Centers was re-selected by Naval Air Systems Command for a $350 million, seven-year contract to perform depot level maintenance for the C-9 aircraft fleets of the U.S. Navy, Air Force, and Marine Corps. In 2000, Aircraft and Logistics Centers also won a 10-year, $1.1 billion C-5 Virtual Prime Vendor contract with the Defense Logistics Agency to manage aircraft parts support.

     Information Support Services provides a full spectrum of information technology (IT) support to federal, state, and local government agencies. Principal customers include the Social Security Administration, Patent and Trademark Office, EPA, DoD, DoE, and the Departments of Justice and Health and Human Services. Specific types of information technology support include software design, development, and maintenance; e-commerce; telecommunications; supercomputing; network management; data center operations; seat management; information technology outsourcing; and information security. Much of the work performed by Information Support Services is contracted through task order vehicles or a Government Services Administration (GSA) schedule. In 2000, Information Support Services received four major awards totaling $728 million from the Network Infrastructure Services Agency in support of the Pentagon, the FBI's Criminal Justice Information System, the National Imagery and Mapping Agency, and the Office of the Secretary of Defense.

     Space Operations provides engineering, science and information services at eight NASA centers and other government and commercial locations across the country. Core competencies include mission operations; flight hardware and payload development and integration; propulsion testing; engineering and technical support for life sciences; software design, development, and process control; and information technology engineering design and support services. Space Operations' major revenue generator is the Consolidated Space Operations Contract, which is a major initiative that seeks to save NASA hundreds of millions of dollars over the next nine years through re-engineering and commercializing NASA's space operations architecture and through increased efficiencies in operation, maintenance, and sustaining engineering.


------------------------------------------------------------------------------

     Systems Support and Training Services provides a wide range of professional and technical support services. Services for the DoD include operation, maintenance, logistics, and engineering services for weapons systems and training ranges; instructor services and flight-simulator engineering support for aircrew training; and assembly, installation, integration, upgrade, and repair services for a variety of computer, communications, command and control, radar, target, and surveillance systems. Systems Support and Training Services also provides logistic and engineering services for the FAA's National Airspace System. In 2000, we received $155 million in orders for the Rapid Response for Critical Systems Requirements program, under which we provide support to ensure that critical defense systems maintain full functionality.

     Technical Operations performs a complete set of space and space-related services for DoD, classified, and other federal agencies and commercial customers. These services include requirements analysis, architecture trade studies, systems integration, operation and maintenance, sustainment, system enhancement, and life-cycle support. They are performed in the functional areas of space launches, space missions, and information analysis. In 2000, Technical Operations won the $100 million Genesis program to provide technical, engineering, and logistics support to the U.S. Army Intelligence and Security Command in the United States and overseas.

     Knolls Atomic Power Laboratory designs nuclear reactors for the U.S. Navy. It also supports the existing fleet of nuclear powered ships and trains the Navy personnel who operate those ships. In 2000, Technology Services won the 10-year, $3.8 billion recompetition of this GOCO contract.

     Sandia National Laboratories supports the stewardship of the U.S. nuclear weapon stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials, and processes; pulsed power; microelectronics and photonics; and computational and information sciences. In 2000, DoE selected Lockheed Martin as its contractor of the year for its work at Sandia National Laboratories.

     Energy Programs supports the nuclear energy defense programs of both the United States and the United Kingdom. Its largest program, a joint venture with two British firms, manages and operates the Atomic Weapons Establishment for the United Kingdom Ministry of Defense. In 2000, the re-competition of the DoE Y-12 contract in Oak Ridge, Tennessee was awarded to a competitor.

     The segment is heavily dependent on both military and civilian agencies as customers. In 2000, U.S. Government customers accounted for approximately 91% of the segment's total net sales.


--------------------------------------------------------------------------------

Global Telecommunications

     Beginning in the third quarter of 2000, we began reporting Lockheed Martin Global Telecommunications (LMGT) as a separate operating segment. LMGT provides communications services and advanced technology solutions to commercial and government customers worldwide. LMGT provides its services through three operating units:

  .  Enterprise Solutions
  .  Systems and Technology
  .  Satellite Services

LMGT is headquartered in Bethesda, Maryland, has major domestic operations in Valley Forge, Pennsylvania, Clarksburg, Maryland and Orlando, Florida, and has international operations in 21 foreign countries.

     In 2000, LMGT's net sales represented 3% of our net sales.

     Enterprise Solutions provides telecommunications services, managed networks and information technology (IT) solutions in the U.S. and international markets. Enterprise Solutions includes Integrated Business Solutions (IBS), a business unit serving commercial information technology markets, and the COMSAT International business. Capabilities include transport and access services, network integration, IT integration, network and IT management and application management solutions. Enterprise Solutions currently offers services in 20 foreign countries. Offerings include point-to-point connectivity between customer sites; operation and management of data, voice and Internet traffic among multiple sites; value-added network services; and leading-edge IT and e-Business technology solutions.

     Systems and Technology provides systems engineering and integration services to offer value-added solutions for customers in such areas as network design, communications, network security, Internet Protocol multi-casting and Internet backbone connectivity. Systems and Technology includes the former COMSAT Laboratories, which focuses on advanced satellite communications technologies and wireless networking products for commercial and government customers worldwide. Systems and Technology also provides telecommunications consulting services.

     Satellite Services includes the assets of COMSAT and LMGT's investments in various satellite ventures. Satellite Services provides telecommunications, broadcast and digital networking services between the U.S. and other countries via the global, 17-satellite INTELSAT system, and maritime, aeronautical and land-mobile communications services worldwide via the nine-satellite Inmarsat system and a global earth station network.

     LMGT is a 22.5% shareholder in INTELSAT, which in 2000 announced a final privatization date of July 18, 2001. Subsequent to that privatization, and consistent with the Orbit Act of 2000, INTELSAT has plans to complete an initial public offering. LMGT is currently a 14% owner of Inmarsat, a global maritime, aeronautical and land mobile satellite

--------------------------------------------------------------------------------
services system. In September of 2000, LMGT sold an 8% interest in Inmarsat for pretax proceeds of $164 million. Inmarsat privatized in 1999 and also plans to access the public equity markets in the future. LMGT also is a 14% shareholder in New Skies Satellites, N.V., a global fixed satellite service provider that is a spin-off from INTELSAT. New Skies completed its initial public offering in October 2000.

     Satellite Services also provides or is planning to provide transponder leasing and mobile network services through several ventures, including Lockheed Martin Intersputnik, Ltd.; Americom Asia-Pacific, a 50-50 joint venture with GE Americom; Astrolink International LLC, a joint venture between LMGT, TRW, Telespazio and Liberty Media; and ACeS International, an equity partnership with Indonesia's Pasifik Satelit Nusantara, Thailand's Jasmine International Overseas Company, Ltd., and the Philippines Long Distance Telephone Company.

     LMGT owns 31% of Astrolink, a next-generation global Ka-band fixed satellite system. The system is in an advanced stage of construction, with an initial launch scheduled for late 2002. Shareholders have committed $1.3 billion of equity to date. Astrolink plans to seek to raise an additional $2.3 billion through a combination of debt and equity funding, subject to market conditions.

     LMGT owns 33% of ACeS International, Ltd. (ACeS), a geostationary satellite system which commenced commercial operations in the fourth quarter of 2000 and now offers mobile services to Southeast Asia. We recorded a nonrecurring and unusual charge in the fourth quarter of 2000 related to an anomaly with the ACeS satellite and to overall market conditions. For additional information related to this charge, see "Note 9 - Investments in Equity Securities" on page 70 of this Form 10-K. In 2000, LMGT also restructured its Lockheed Martin Intersputnik venture such that LMGT now owns 100% of the common equity of the venture.

--------------------------------------------------------------------------------

Corporate and Other

     All other operations and investments of the Corporation comprise the Corporate and Other segment. This segment includes:

  .  Enterprise Information Systems (EIS)
  .  Information Management Systems (IMS)
  .  Investment holdings and real estate
  .  Research and development efforts.

     The Corporation reviews its businesses, on an ongoing basis, to identify ways to improve organizational effectiveness and performance, and to clarify and focus on its core business strategy. The Corporation is continuing to explore the sale of various investment holdings and surplus real estate. If the Corporation were to decide to sell any investment holdings or surplus real estate, the financial gains that may result, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when estimable. Management cannot predict the timing of these potential divestitures, the amount of proceeds that may ultimately be realized or whether any or all of the potential transactions will take place.

     IMS's state and local services businesses are distinct from our core business segments and will require additional capital to maximize their potential growth and value. We may seek support through strategic partners, joint ventures, divestiture, or by accessing the public equity markets. The outcome of those efforts cannot be predicted.

     In the third quarter of 2000, the Corporation completed its evaluation of alternatives relative to maximizing the value of two business units that serve the commercial information technology markets, including Lockheed Martin's internal information technology needs. In October 2000, we combined the operations of one of those units, Integrated Business Solutions (IBS), with the operations of Global Telecommunications. The remaining business unit, EIS - which provides Lockheed Martin's internal information technology needs, will continue to be operated as part of Lockheed Martin's Corporate and Other segment, consistent with prior periods.

     In 2000, we converted 45.9 million shares of Loral Space & Communications, Ltd. (Loral Space) Series A Preferred Stock into an equal number of shares of Loral Space common stock. At December 31, 2000, we owned approximately 15% of Loral Space's outstanding common stock. Subsequent to conversion, we began accounting for our investment in Loral Space as an available-for-sale investment.

     We also run research laboratories, own real estate and conduct other miscellaneous activities in the Corporate and Other segment. The Corporate and Other segment includes the Corporation's ownership interest in Exostar(TM), a business-to-business exchange for the defense and aerospace industry, and corporate shared services which supports all of our business areas.

     In 2000, Corporate and Other's net sales represented 2% of our total net sales.

--------------------------------------------------------------------------------

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

     The Bush Administration has announced plans for a wide-ranging review of funding requirements for major acquisition programs of the DoD. The outcome of that review and its impact on the Corporation cannot be predicted. There can be no assurance that these announced plans will result in increased hardware or services procurements or increased research and development spending, or that we would win any contracts funded by any budgetary increases.

--------------------------------------------------------------------------------

     In 2000, approximately 70% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor; approximately 18% of our net sales were made to other types of government entities; and approximately 12% of our net sales were made to commercial customers (mainly launch services, satellites and information technology services). Accordingly, a substantial portion of our sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments and the availability of funds. Other characteristics of the industry are complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the rapidity with which product lines become obsolete due to technological advances and other factors characteristic of the industry. Certain risks inherent in the current aerospace and defense business environment are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Considerations" on page 39 through page 42 of this Form 10-K.

     At December 31, 2000, our backlog included both cost reimbursement and fixed price contracts. Cost reimbursement contracts generally have lower profit margins than fixed price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are nearly all cost reimbursement contracts. Earnings may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

     Our Global Telecommunications segment is subject to increasing competition on a variety of fronts. There has been a significant increase in the number of competing satellite systems and other telecommunications services providers in recent years, and many of those companies have plans to substantially increase capacity.

Government Contracts and Regulation

     Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA and the DoE. Similar government authorities exist in our international markets.

     The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience as well as for default based on performance. If any of our government contracts were to be terminated for convenience, we

--------------------------------------------------------------------------------
generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.

     Upon termination for convenience of a fixed-price type contract, we normally are entitled, to the extent of available funding, to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled, to the extent of available funding, to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

     U.S. Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded and Congress annually determines if additional funds are to be appropriated to the contract.

     A portion of our business is classified by the government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs do not differ materially from those of our other government programs and products.

     LMGT is subject to regulation by the Federal Communications Commission
(FCC) with respect to various aspects of the telecommunications services it provides. FCC decisions and policies have had and may continue to have a significant impact on LMGT. In March 2000, Congress passed the ORBIT Act, which amended the Communications Satellite Act and permitted the Corporation to complete its acquisition of COMSAT. The ORBIT Act also establishes deadlines for the privatization of INTELSAT and the completion of initial public offerings by INTELSAT and Inmarsat, as well as specific criteria for determining whether the privatizations of those entities are pro-competitive. If those criteria are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for certain services. If this were to occur, the value of the Corporation's investment in those entities could be adversely affected.

     In addition, LMGT operates in various developing countries and is subject to regulation by the local telecommunications regulatory authorities in those countries. Because the regulatory environment in those countries is rapidly evolving as the local economies develop, LMGT may face increasing business and regulatory uncertainties with respect to its international operations.

Backlog

     At December 31, 2000, our total negotiated backlog was $56.4 billion compared with $45.9 billion at the end of 1999. The total negotiated backlog of each of our segments at

--------------------------------------------------------------------------------

December 31, 2000, was as follows: Systems Integration - $16.7 billion, Space Systems - $15.0 billion, Aeronautics - $17.6 billion, Technology Services - $4.4 billion, LMGT - $1.6 billion and Corporate and Other - $1.2 billion. Of our total 2000 year-end backlog, approximately $40.7 billion, or 72%, is not expected to be filled within one year.

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

--------------------------------------------------------------------------------

Description of Certain Environmental Matters

     We are responding to three administrative orders issued by the California Regional Water Quality Control Board (Regional Board) in connection with our former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved our plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and we continue to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. We estimate that expenditures required to implement work currently approved will be approximately $90 million. We also are coordinating with the U.S. Air Force, which is working with industry to conduct preliminary studies of the potential health effects of perchlorate exposure in connection with several sites across the country, including the Redlands site. The results of these studies will assist state and federal regulators in setting appropriate action levels for perchlorates in groundwater, which in turn will determine the extent of our ultimate clean-up obligation with respect to perchlorates, if any.

     For many years, we have been responding to soil and regional groundwater contamination in the San Fernando Valley associated with our former operations in Burbank, California. Although we will continue to be financially responsible for soil and groundwater treatment facilities constructed in Burbank and Glendale, and will remain potentially liable for any new remediation requirements that may arise in the future, the bulk of the work to be done in this area has been completed. Our remaining obligations, as they currently exist, are estimated to be approximately $45 million. A Consent Decree entered by the U.S. under the federal Superfund law on behalf of the DoD on January 20, 2000 commits the U.S. to contribute 50% of all of our future remediation costs associated with the former Burbank operations.

     We are involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Redlands, Burbank and Glendale properties described above, a liability of approximately $190 million for the other cases in which an estimate of financial exposure can be determined has been recorded.

     Under agreements reached with the U.S. Government in 1990 and 2000, environmental remediation costs at sites of discontinued operations, including the Burbank and Redlands expenditures referenced above, are being allocated to our operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of our products and services. As a result, a substantial portion of the expenditures are being reflected in our sales and cost of sales pursuant to U.S. Government agreement or regulation.

     We have recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of our products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales.

--------------------------------------------------------------------------------

The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which we are pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in our U.S. Government sales and cost of sales.

Research and Development

     We conduct research and development activities under customer contract funding and with Independent Research and Development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In 2000, we spent approximately $850 million of IR&D and bid and proposal funds, a substantial portion of which was included in general and administrative costs allocable to U.S. Government contracts.

  During 2000, we did not undertake the development of a new product or line of business requiring the investment of a material amount of our total assets, other than increasing investments in the development or improvement of launch vehicles.

     See "Research and development and similar costs" in "Note 1-- Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" on page 64 of this Form 10-K.

Employees

     At December 31, 2000, we had approximately 126,000 employees, the majority of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. Approximately one-fifth of our employees are covered by over a hundred separate collective bargaining agreements with various international and local unions. Management considers employee relations generally to be good.

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

     All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flows, the outcome of contingencies including litigation and environmental remediation, and anticipated costs of capital investments and planned dispositions. Our operations are necessarily subject to various risks and uncertainties and, therefore, actual outcomes are dependent upon many factors, including, without limitation:

--------------------------------------------------------------------------------

  . the ability to achieve or quantify savings for our customers or ourselves through business area streamlining, staff reductions, our global cost-cutting program, reorganization efforts and other financial management programs;

  . the ability to obtain or the timing of obtaining future government awards and contracts;

  . the availability of government funding, government budgetary constraints and customer requirements;

  . changes in government requirements and priorities due to program reviews or revisions to strategic objectives;

  .  changes in the short-range and long-range plans of our customers;

  . difficulties in developing and making operational advanced technology systems;

  .  successful program performance and performance of our internal plans;

  . increased domestic and international competition in the defense, space, commercial and telecommunications areas;

  . continued development and acceptance of new products, and the timing and customer acceptance of product deliveries and launches;

  . product performance, including performance issues with the U.S. Government, key suppliers and subcontractors;

  .  termination of government contracts;

  .  the outcome of political and legal processes;

  . the outcome of contingencies (including, completion of divestitures, litigation and environmental remediation);

  . legal, financial, and governmental risks related to international transactions and global needs for military and commercial aircraft and electronic systems and support;

  . domestic and international regulatory developments, including government import and export policies;

  . market conditions and other factors affecting the value of our equity investments; and

  .  economic, political and technological risks and uncertainties.

--------------------------------------------------------------------------------

For a discussion identifying some additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the discussion of "Industry Considerations" on page 39 through page 42, "Competition and Risk" on page 16 through page 17, "Government Contracts and Regulation" on page 17 through page 18, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 37 through page 55, "Note 1 - Summary of Significant Accounting Policies" on page 62 through page 65, "Note 3 - Divestiture Activities" on page 66 through page 67, "Note 4 - Restructuring and Other Charges" on page 67 through page 68, and "Note 16 - Commitments and Contingencies" on page 77 through page 79 of this Form 10-K. These are only some of the numerous factors which may affect our forward-looking statements.

     You should not place undue reliance on forward-looking statements. The forward-looking statements contained in this report speak only as of the date of this report. We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events or circumstances or changes in expectations after the date of this report or to reflect the occurrence of unanticipated events. The forward-looking statements in (or incorporated by reference in) this document are intended to be subject to the safe harbor protection provided by the federal securities laws.

ITEM 2.   PROPERTIES

     At December 31, 2000, we operated in 475 offices, facilities, manufacturing plants, warehouses, service centers and laboratories throughout the United States and internationally. Of these, we owned floor space at 57 locations aggregating approximately 35 million square feet and we leased space at 418 locations aggregating approximately 23 million square feet. At December 31, 2000, we managed and/or occupied various major government-owned facilities. The U.S. Government also furnishes certain equipment used by us.

     The above figures reflect the identification of changes to the Corporation's core facilities from the previous year's report due to certain asset divestitures and purchases by the Corporation involving real property interests. On September 25, 2000, we sold our Control Systems business. In connection with that transaction, we assigned our leasehold interest in the properties located in Fort Wayne, Indiana and Johnson, City, New York. In addition, on November 27, 2000, we sold our Aerospace Electronics Systems businesses. In connection with that transaction, we sold certain land and improvements, including those located in Manchester, Merrimack and Nashua, New Hampshire and Syosset, New York, assigned certain leasehold interests, and leased certain facilities owned and maintained by the Corporation, including approximately 240,000 square feet in our facility located in Manassas, Virginia.

     On August 3, 2000, we completed our acquisition of COMSAT. We acquired certain land and improvements held by COMSAT, and assumed all leasehold interests of COMSAT throughout the United States and internationally totaling approximately 1.1 million square feet, including an approximate 200,000 square foot lease in Bethesda, Maryland and approximately 400,000 square feet leased in Clarksburg, Maryland.

     At December 31, 2000, our core operating units had major operations at the

--------------------------------------------------------------------------------
following locations:

 .  Systems Integration - Camden, Arkansas; San Jose, California; Colorado
   Springs, Colorado; Orlando, Florida; Gaithersburg, Middle River and Rockville, Maryland; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; and Manassas, Virginia.

 .  Space Systems - Goodyear, Arizona; Sunnyvale and Palo Alto, California;
   Littleton, Colorado; New Orleans, Louisiana; Valley Forge and Newtown, Pennsylvania; and Reston and Fairfax, Virginia.

 .  Aeronautics - Palmdale, California; Marietta, Georgia; and Fort Worth, Texas.

 .  Technology Services - Sunnyvale, California; Cherry Hill, New Jersey;
   Albuquerque, New Mexico; Niskayuna, New York; Greenville, South Carolina; Houston and San Antonio, Texas; and Washington, D.C.

 .  Global Telecommunications - Bethesda and Clarksburg, Maryland; Valley Forge,
   Pennsylvania; and Orlando, Florida.

 .  Corporate and Other - Bethesda and Rockville, Maryland; Teaneck, New Jersey;
   and Arlington (Crystal City), Virginia.

     At December 31, 2000, a summary of our floor space by core operating unit consisted of:

--------------------------------------------------------------------------------

                            (Square feet in millions)


        ---------------------------------------------------------------
                                                     Government
                                   Leased   Owned      Owned     Total
                                   ------  --------  ----------  ------
        ---------------------------------------------------------------
        Systems Integration          9.1     13.7       0.2       23.0
        ---------------------------------------------------------------
        Space Systems                3.7     13.5       5.1       22.3
        ---------------------------------------------------------------
        Aeronautics                  0.9      5.1      14.6       20.6
        ---------------------------------------------------------------
        Technology Services          5.3      0.1       6.1       11.5
        ---------------------------------------------------------------
        Global Telecommunications    1.3      0.2       0.0        1.5
        ---------------------------------------------------------------
        Corporate & Other            2.6      2.7       0.0        5.3
        ---------------------------------------------------------------

        Total                       22.9     35.3      26.0       84.2
        ---------------------------------------------------------------


     At December 31, 2000, we owned various large tracts of land which are available for sale or development. The location and approximate size of these tracts include:


        ---------------------------------------------------------
        Location                                    Acreage
        --------                                    -------
        ---------------------------------------------------------
        Beaumont, California                         11,900
        ---------------------------------------------------------
        Orlando, Florida                                750
        ---------------------------------------------------------
        Palmdale, California                            650
        ---------------------------------------------------------
        Austin, Texas                                   250
        ---------------------------------------------------------



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

     We are primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties

--------------------------------------------------------------------------------
being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. For the U.S. government investigations noted below, it is too early for us to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on our results of operations or financial condition.

     The following describes previously reported matters (including one reopened government investigation), including any developments of these matters, and one new matter.

     Two consolidated class action complaints have been filed against the Corporation and certain of its officers and directors in the United States District Court for the Central District of California, In re Lockheed Martin Corp. Securities Litigation, CV99-00372-MRP, and Kops et al. v. Lockheed Martin Corporation et al., CV99-6171-MRP. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in that they or persons they controlled allegedly (a) employed devices, schemes and artifices to defraud; (b) made untrue statements of material facts or omitted to state material facts necessary in order to make statements, in light of the circumstances under which they were made, not misleading; or (c) engaged in acts, practices and a course of business that operated as a fraud or deceit upon class members in connection with their purchases of our common stock. According to the complaints, class members were damaged as, in reliance on the integrity of the market, they paid artificially inflated prices for our stock. Plaintiffs seek judgments awarding (a) damages and costs; (b) equitable or injunctive relief, including the imposition of a constructive trust upon defendants' alleged insider-trading proceeds; and (c) other just and proper relief.

     The Securities Litigation complaint alleges claims on behalf of a putative class of shareholders who purchased stock between August 13, 1998 and December 23, 1998. The defendants in these actions are the Corporation, Vance D. Coffman, Marcus C. Bennett, James A. Blackwell, Jr., Thomas A. Corcoran, Vincent N. Marafino and Norman R. Augustine. The Kops complaint alleges claims on behalf of a putative class of shareholders who purchased Lockheed Martin stock between January 28, 1999 and June 9, 1999. The defendants in these actions are the Corporation, Vance D. Coffman, Marcus C. Bennett, Philip J. Duke, and Thomas A. Corcoran.

     On October 2, 2000, the district court dismissed, with leave to amend, all of the plaintiffs allegations in the Kops complaint, with the exception of an allegation that the Corporation improperly recognized revenue related to a government contact in the first quarter of 1999. On October 4, 2000, the district court dismissed with prejudice plaintiffs' allegations in the Securities Litigation complaint relating to the Corporation's alleged failure to disclose properly accounting adjustments related to its CalComp subsidiary and the reversal of a reserve on the Atlas program. The district court also dismissed the remainder of the allegations with leave to amend. On December 14, 2000, the plaintiffs filed amended consolidated complaints which were substantially similar to the dismissed complaints. The Corporation is preparing to file motions to dismiss the complaints for a second time. We believe that the allegations are without merit and intend vigorously to defend these actions.

     In 1994, we were awarded a $180 million fixed price contract by the DoE for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation

--------------------------------------------------------------------------------
of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. We incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threatened the viability of the overall Pit 9 program. Based on an investigation by management to identify and quantify the overall effect of these matters, we submitted a request for equitable adjustment (REA) to the DoE on March 31, 1997 that sought, among other things, the recovery of a portion of unanticipated costs incurred by us and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. We have been unsuccessful in reaching any agreements with the DoE on cost recovery or other contract restructuring matters.

     On June 1, 1998, the DoE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On that same date, we filed a lawsuit against the DoE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination. In addition, on July 21, 1998, we withdrew the REA previously submitted to the DoE and replaced it with a certified REA. The certified REA is similar in substance to the REA previously submitted, but its certification, based upon more detailed factual and contractual analysis, raises its status to that of a formal claim. On August 11, 1998, LMITCO, at the DoE's direction, filed suit against us in the U.S. District Court in Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to us under the Pit 9 contract. We are defending this action while continuing to pursue our certified REA. Discovery has been ongoing since August 2, 1999. In the U.S. Court of Federal Claims, on October 1, 1999, the Court stayed DoE's Motion to Dismiss our lawsuit, finding that the Court has jurisdiction. The Court ordered discovery to commence and gave leave to the DoE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. In January 2001, the DoE filed a motion for summary judgment, which we plan to oppose. We continue to assert our position in the litigation while continuing our efforts to resolve the dispute through non-litigation means.

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

     On February 21, 2000, and thereafter, we were served with a grand jury subpoena issued by the United States District Court for the Southern District of Texas in Houston seeking documents related to cost accounting issues in connection with NASA service and support contracts performed by Lockheed Engineering & Sciences Company and its successors, Lockheed Martin Engineering & Sciences Services and Lockheed Martin Space Operations. We have been advised that the United States Attorney's Office for the Southern District of Texas has reopened the investigation, after previously having advised us in 1997, that the grand jury's investigation was closed.

     We have been served, along with a number of our current and former employees, with grand jury subpoenas issued by the U.S. District Court for the Middle District of Florida and

--------------------------------------------------------------------------------
subpoenas issued by the Department of Defense Inspector General relating to the LANTIRN program. The U.S. Attorney's Office for the Middle District of Florida has advised us that the grand jury is investigating allegations of fraud in connection with certain LANTIRN program contracts. These allegations, in part, were first made in qui tam complaints filed against us and unsealed on July 16, 1996. We are cooperating with the government's continuing investigation of this matter.

     Since July 15, 1999, the Corporation and several of its current and former employees have been served with a grand jury subpoenas issued by the United States District Court for the Central District of California. The subpoenas sought documents and testimony relating to the 1990 international sale of area defense radar systems by the predecessor of the Corporation's former subsidiary, Lockheed Martin Sanders, and the compensation of an international sales consultant in connection with that sale. We are cooperating with the government's continuing investigation of this matter.

     For the past few years, we have been in litigation with residents in the cities of Burbank and Redlands in California regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals and putative classes of individuals arising from our alleged contribution to regional groundwater contamination. With regard to state court claims in Burbank, which originally numbered 3,400 individual claimants, we expect final entry of a settlement agreement during the first quarter of 2001 that will dispose of this matter for $5 million. In federal court, we have defeated all class allegations and have secured dismissals against all but a handful of individual cases at the trial court level. We intend to continue to vigorously defend the remaining individual claims. With regard to claims in the Redlands matter, the trial court certified both a punitive damages and a medical monitoring class. The California Court of Appeals reversed this ruling, however, and de-certified the classes. This issue is now on appeal before the California Supreme Court. Trial preparations continue with respect to the 800 individual claimants in Redlands, but the first trial on the merits is not expected until sometime in 2002. We intend to continue to vigorously defend these claims.

     We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. See "Environmental Regulation" and "Description of Certain Environmental Matters" on page 19 through page 21 of this Form 10-K.

     On December 20, 2000, the United States Department of Justice filed a complaint in intervention in a lawsuit filed by former employees of Electromechanical Systems, Inc. (EMS) under the qui tam provisions of the Civil False Claims Act, in the United States District Court for the Middle District of Florida. The complaint names as corporate defendants EMS, COMSAT, and LMGT.
EMS is a subsidiary of COMSAT that became part of the LMGT business segment as a result of the Corporation's acquisition of COMSAT. The complaint alleges fraudulent activity by EMS employees between 1982 and February 1999, including falsification of actual costs associated with work performed for the United States Navy on radar pedestals and efforts by EMS employees to conceal that activity. On December 6, 2000, EMS was proposed for

--------------------------------------------------------------------------------
debarment by the United States Navy. EMS has filed a detailed submission with the Navy demonstrating its present responsibility as a government contractor and seeking to have the proposed debarment withdrawn.

     On May 10, 2000, two purported class action lawsuits alleging race discrimination were filed against the Corporation in the United States District Court for the Northern District of Georgia in Atlanta. One lawsuit, Melvin Reid et al. v. Lockheed Martin Corporation et al., was filed on behalf of salaried employees and the other, Farris Yarbrough et al. v. Lockheed Martin Corporation et al., was filed on behalf of hourly employees. The individually-named plaintiffs in the complaints are current and former employees of the Corporation's Aeronautics Company - Marietta Operations located in Marietta, Georgia. The plaintiffs allege race discrimination in connection with promotions, training opportunities, and compensation, the existence of a hostile work environment, and retaliation, on behalf of African American employees employed by the Corporation at Marietta and elsewhere from 1996 to the present. The plaintiffs seek compensatory and punitive damages and injunctive relief.
The Corporation has denied the allegations in the plaintiffs' complaints and plans to vigorously defend the lawsuits in court.

     On December 5, 2000, the United States Equal Employment Opportunity Commission (EEOC) filed a motion to intervene as a party plaintiff in the Reid and Yarbrough actions. The Corporation opposed the EEOC's motion due to the EEOC's failure to comply with certain statutory requirements prior to filing suit. On January 29, 2001, the District Court denied the EEOC's motion to intervene.

     On November 17, 2000, the Securities and Exchange Commission (SEC) served an administrative subpoena on the Corporation. The subpoena seeks documents relating to the proposed merger between the Corporation and Northrop Grumman Corporation, which was announced on July 3, 1997. The Corporation is cooperating with the SEC's investigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.



--------------------------------------------------------------------------------

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.



    Name                                  Principal Occupation and
  (Age at         Positions and             Business Experience
 12/31/00)         Offices Held              (Past Five Years)
--------------  --------------------  -----------------------------------
Vance D.        Chairman of the       Chairman of the Board since April
Coffman (56)    Board and Chief       1998, Chief Executive Officer
                Executive Officer     since August 1997 and Board member
                                      since 1996; Vice Chairman of the
                                      Board from August 1997 to April
                                      1998; President from June 1996 to
                                      July 1997 and from October 1999 to
                                      April 2000; Chief Operating
                                      Officer from January 1996 to July
                                      1997; Executive Vice President
                                      from January to June 1996;
                                      President and Chief Operating
                                      Officer, Space & Strategic
                                      Missiles Sector from March 1995 to
                                      December 1995; previously served
                                      as Executive Vice President of
                                      Lockheed from 1992 to 1995; and
                                      President of Lockheed Space
                                      Systems Division from 1988 to 1992.

Robert J.       President and Chief   President and Chief Operating
Stevens (49)    Operating Officer     Officer since October 2000;
                                      Executive Vice President and Chief
                                      Financial Officer since October
                                      1999; Vice President of Strategic
                                      Development from November 1998
                                      through September 1999; President
                                      and Chief Operating Officer,
                                      Energy & Environment Sector from
                                      January 1998 to June 1999;
                                      President, Air Traffic Management
                                      Division from June 1996 through
                                      January 1998; Executive Vice
                                      President and Senior Vice
                                      President and Chief Financial
                                      Officer of Air Traffic Management
                                      from December 1993; previously
                                      served as an executive employee of
                                      Loral Corporation from August 1987.

-------------------------------------------------------------------------------


    Name                                  Principal Occupation and
  (Age at         Positions and             Business Experience
 12/31/00)         Offices Held              (Past Five Years)
--------------  --------------------  -----------------------------------
Michael F.      Executive Vice        Executive Vice President -
Camardo (58)    President -           Technology Services since October
                Technology Services   1999; President, Lockheed Martin
                                      Technology Services Group from
                                      March 1995 through September 1999;
                                      President, Martin Marietta
                                      Services Group from April 1993 to
                                      March 1995.

Robert B.       Executive Vice        Executive Vice President - Systems
Coutts (50)     President - Systems   Integration since October 1999;
                Integration           President and Chief Operating
                                      Officer, Electronics Sector from
                                      October 1998 through September
                                      1999; President, Lockheed Martin
                                      Government Electronics Systems
                                      from January 1997 until September
                                      1998; President Lockheed Martin
                                      Aero and Naval Systems from
                                      September 1994 to December 1996;
                                      previously served as Vice
                                      President, Sourcing for the Martin
                                      Marietta Corporation.

Philip J.       Executive Vice        Executive Vice President- Shared
Duke (55)       President - Shared    Services since October 1999; Vice
                Services              President and Chief Financial
                                      Officer from February 1999 through
                                      September 1999; Vice President
                                      Finance from July 1996 to January
                                      1999; Vice President Finance,
                                      Space & Strategic Missiles Sector
                                      from March 1995 to July 1996;
                                      previously served as Vice
                                      President Finance, Martin Marietta
                                      from 1994 to 1995.

Dain M.         Executive Vice        Executive Vice President -
Hancock (59)    President -           Aeronautics since November 1999
                Aeronautics           and President of the Lockheed
                                      Martin Aeronautics Company since
                                      January 2000; President of
                                      Lockheed Martin Tactical Aircraft
                                      Systems from March 1995 to
                                      November 1999; Vice President of
                                      Lockheed Corporation from March
                                      1993 to March 1995.

--------------------------------------------------------------------------------


    Name                                  Principal Occupation and
  (Age at         Positions and             Business Experience
 12/31/00)         Offices Held              (Past Five Years)
--------------  --------------------  -----------------------------------
Arthur E.       Vice President -      Vice President - Strategic
Johnson (53)    Strategic             Development since October 1999;
                Development           President and Chief Operating
                                      Officer, Information & Services
                                      Sector from August 1997 through
                                      September 1999; President,
                                      Lockheed Martin Systems
                                      Integration Group from January
                                      1997 to August 1997; President,
                                      Lockheed Martin Federal Systems
                                      Group from January 1996 to January
                                      1997; and President, Loral Federal
                                      Systems Group from January 1994 to
                                      January 1996.

Christopher     Vice President and    Vice President and Chief Financial
E. Kubasik      Chief Financial       Officer since February 2001; Vice
(39)            Officer; Acting       President and Controller since
                Controller            November 1999; prior to joining
                                      Lockheed Martin, with Ernst &
                                      Young LLP since 1983, partner
                                      since 1996.

Frank H.        Senior Vice           Senior Vice President and General
Menaker, Jr.    President and         Counsel since July 1996; Vice
(60)            General Counsel       President and General Counsel for
                                      Lockheed Martin Corporation from
                                      March 1995 to July 1996, having
                                      served in the same capacity for
                                      Martin Marietta Corporation from
                                      1981 until March 1995.

Janet L.        Vice President and    Vice President and Treasurer since
McGregor (46)   Treasurer             May 1999; Vice President-Finance
                                      for Electronics Sector from August
                                      1996 to May 1999; Vice President
                                      and Assistant Treasurer from March
                                      1995 to August 1996; previously
                                      served as Treasurer of Martin
                                      Marietta Corporation from 1992
                                      until March 1995.

--------------------------------------------------------------------------------


    Name                                  Principal Occupation and
  (Age at         Positions and             Business Experience
 12/31/00)         Offices Held              (Past Five Years)
--------------  --------------------  -----------------------------------
Albert E.       Executive Vice        Executive Vice President - Space
Smith (51)      President - Space     Systems since October 1999 and
                Systems               President of Lockheed Martin Space
                                      Systems Company since January
                                      2000; President, Lockheed Martin
                                      Missiles & Space from June through
                                      September 1999; President,
                                      Lockheed Martin Aerospace
                                      Electronic Systems from December
                                      1998 to June 1999; President
                                      Sanders, a Lockheed Martin
                                      Company, from February to December
                                      1998; President, Harris
                                      Corporation, a supplier of
                                      electronic components, from April
                                      1996 to February 1998; Executive
                                      Vice President, Lockheed Martin
                                      Missiles & Space from January 1996
                                      to April 1996; Vice President and
                                      Assistant General
                                      Manager-Commercial, Lockheed
                                      Martin Space Systems Division from
                                      1993 to January 1996.

John V.         Chief Executive       Chief Executive Officer of LMGT
Sponyoe (61)    Officer of LMGT       since August 1998; President of
                                      Lockheed Martin's Electronics
                                      Platform Integration (EPI) Group
                                      from April 1997 to August 1998;
                                      Corporate Vice President, from
                                      January 1997 to present;
                                      President, Federal Systems Owego
                                      from 1994 until April 1997.

--------------------------------------------------------------------------------

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          At January 31, 2001, we had approximately 68,000 holders of record of our Common Stock, $1 par value. In January 2000, we announced that we reduced our dividend rate to $0.11 per quarter. The decreased dividend was effective for dividends declared in the first quarter of 2000. Our Common Stock is traded on the New York Stock Exchange, Inc. under the symbol "LMT". Information concerning stock prices and dividends paid during the past two years is as follows:

               Common Stock -- Dividends Paid and Market Prices

   --------------------------------------------------------------------------
    Quarter            Dividends Paid          Market Prices (High-Low)
   --------------------------------------------------------------------------
                       2000        1999          2000              1999
   --------------------------------------------------------------------------
   First              $0.11       $0.22     $22.31 - 16.50    $43.00 - 34.63
   --------------------------------------------------------------------------
   Second              0.11        0.22      27.31 - 19.81     46.00 - 33.75
   --------------------------------------------------------------------------
   Third               0.11        0.22      33.60 - 24.06     39.94 - 30.19
   --------------------------------------------------------------------------
   Fourth              0.11        0.22      37.58 - 30.06     33.38 - 16.38
   --------------------------------------------------------------------------
   Year               $0.44       $0.88     $37.58 - 16.50    $46.00 - 16.38
   --------------------------------------------------------------------------




--------------------------------------------------------------------------------

ITEM 6.   SELECTED FINANCIAL DATA

                CONSOLIDATED FINANCIAL DATA - FIVE YEAR SUMMARY
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------



(In millions, except per share data)                             2000/(a)/    1999/(b)/   1998/(c)/   1997/(d)/   1996/(e)/
---------------------------------------------------------------------------------------------------------------------------
Operating Results

Net sales                                                        $ 25,329     $ 25,530    $ 26,266   $ 28,069     $ 26,875
Cost of sales                                                      23,715       23,865      23,914     25,772       24,594
---------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                            1,614        1,665       2,352      2,297        2,281
Other income and expenses, net                                       (409)         344         170        482          452
---------------------------------------------------------------------------------------------------------------------------
                                                                    1,205        2,009       2,522      2,779        2,733
Interest expense                                                      919          809         861        842          700
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, extraordinary item
  and cumulative effect of change in accounting                       286        1,200       1,661      1,937        2,033
Income tax expense                                                    710          463         660        637          686
--------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before extraordinary item and
  cumulative effect of change in accounting                          (424)         737       1,001      1,300        1,347
Extraordinary item                                                    (95)          --          --         --           --
Cumulative effect of change in accounting                              --         (355)         --         --           --
---------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                              $   (519)    $    382    $  1,001   $  1,300     $  1,347
---------------------------------------------------------------------------------------------------------------------------

(Loss) Earnings Per Common Share
Basic:
Before extraordinary item and cumulative effect of
  change in accounting                                           $  (1.05)    $   1.93    $   2.66   $  (1.56)    $   3.40
Extraordinary item                                                   (.24)          --          --         --           --
Cumulative effect of change in accounting                              --         (.93)         --         --           --
---------------------------------------------------------------------------------------------------------------------------
                                                                 $  (1.29)    $   1.00    $   2.66   $  (1.56)    $   3.40
---------------------------------------------------------------------------------------------------------------------------
Diluted:
Before extraordinary item and cumulative effect of
  change in accounting                                          $  (1.05)    $   1.92    $   2.63   $  (1.56)    $   3.04
Extraordinary item                                                  (.24)          --          --         --           --
Cumulative effect of change in accounting                             --         (.93)         --         --           --
---------------------------------------------------------------------------------------------------------------------------
                                                                 $  (1.29)    $    .99    $   2.63   $  (1.56)    $   3.04
---------------------------------------------------------------------------------------------------------------------------
Cash dividends                                                   $    .44     $    .88    $    .82   $    .80     $    .80
---------------------------------------------------------------------------------------------------------------------------

Condensed Balance Sheet Data

Current assets                                                   $ 11,259     $ 10,696    $ 10,611   $ 10,105     $ 10,346
Property, plant and equipment                                       3,446        3,634       3,513      3,669        3,721
Intangible assets related to contracts and programs acquired        1,088        1,259       1,418      1,566        1,767
Cost in excess of net assets acquired                               8,855        9,162       9,521      9,856       10,394
Other assets                                                        5,701        5,510       3,681      3,165        3,312
---------------------------------------------------------------------------------------------------------------------------
Total                                                            $ 30,349     $ 30,261    $ 28,744   $ 28,361     $ 29,540
===========================================================================================================================

Short-term borrowings                                            $     12     $    475    $  1,043   $    494     $  1,110
Current maturities of long-term debt                                  882           52         886        876          180
Other current liabilities                                           9,281        8,285       8,338      7,819        7,382
Long-term debt                                                      9,065       11,427       8,957     10,528       10,188
Post-retirement benefit liabilities                                 1,647        1,805       1,903      1,993        2,077
Other liabilities                                                   2,302        1,856       1,480      1,475        1,747
Stockholders' equity                                                7,160        6,361       6,137      5,176        6,856
---------------------------------------------------------------------------------------------------------------------------
Total                                                            $ 30,349     $ 30,261    $ 28,744   $ 28,361     $ 29,540
===========================================================================================================================

Common shares outstanding at year end                               431.4        397.8       393.3      388.8        385.5
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                CONSOLIDATED FINANCIAL DATA - FIVE YEAR SUMMARY
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------

Notes to Five Year Summary

/(a)/ Reflects the business combination with COMSAT Corporation effective August 2000. Includes the effects of nonrecurring and unusual items which, on a combined basis, decreased pretax earnings by $539 million, $856 million after tax, or $2.12 per diluted share. Also includes an extraordinary loss on the early extinguishment of debt which resulted in a nonrecurring and unusual charge that reduced net earnings by $95 million, or $.24 per diluted share .

/(b)/ Includes the effects of nonrecurring and unusual items which, on a combined basis, increased pretax earnings by $249 million, $162 million after tax, or $.42 per diluted share. Also includes a cumulative effect adjustment relating to the adoption of SOP No. 98-5 regarding costs for start-up activities which resulted in a nonrecurring and unusual charge that reduced net earnings by $355 million, or $.93 per diluted share.

/(c)/ Includes the effects of nonrecurring and unusual items which, on a combined basis, decreased pretax earnings by $162 million, $136 million after tax, or $.36 per diluted share.

/(d)/ Includes the effects of a nonrecurring and unusual tax-free gain of $311 million and the aggregate effects of other nonrecurring and unusual items which decreased pretax earnings by $369 million, $245 million after tax. On a combined basis, these items decreased diluted loss per share by $.15. The loss per share also includes the effects of a deemed preferred stock dividend resulting from a transaction with GE which reduced the basic and diluted per share amounts by $4.93.

/(e)/ Reflects the business combination with Loral Corporation effective April 1996. Includes the effects of a nonrecurring and unusual pretax gain of $365 million, $351 million after tax, and nonrecurring and unusual pretax charges of $307 million, $209 million after tax which, on a combined basis, increased diluted earnings per share by $.32.





--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000


Lockheed Martin Corporation (Lockheed Martin or the Corporation) is engaged in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. The Corporation serves customers in both domestic and international defense and commercial markets, with its principal customers being agencies of the U.S. Government. The following discussion should be read in conjunction with the audited consolidated financial statements included herein.

Strategic and Organizational Review

In September 1999, as part of a strategic and organizational review, the Corporation announced plans to evaluate the divestiture of certain non-core business units and the repositioning of certain businesses to maximize their value and growth potential.

     In connection with its decision to evaluate the divestiture of certain non-core business units, the Corporation completed the sale of its Aerospace Electronics Systems (AES) businesses to BAE SYSTEMS, North America Inc. (BAE SYSTEMS) in November 2000. In addition, in September 2000, the Corporation completed the sale of Lockheed Martin Control Systems (Control Systems) to BAE SYSTEMS. These transactions are discussed in more detail under the caption "Divestiture Activities" below.

     In January 2001, the Corporation completed the divestiture of two business units in the environmental management line of business. The impact of these divestitures was not material to the Corporation's consolidated results of operations, cash flows or financial position due to the effects of nonrecurring and unusual impairment losses recorded in 2000 and 1999 related to these business units. These losses were included in other portfolio shaping activities. The Corporation is continuing to evaluate alternatives relative to the disposition of all or a portion of its investment in a business unit in the state and municipal services line of business, subject to appropriate valuation, negotiation and approval. Net sales for the year ended December 31, 2000 related to this business unit were $564 million. Management cannot predict whether or when a potential divestiture will take place or the amount of proceeds that may ultimately be realized.

     In addition, on an ongoing basis, the Corporation will continue to explore the sale of various investment holdings and surplus real estate. If the Corporation were to decide to sell any of its investment holdings or surplus real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when they are estimable. The Corporation will also continue to review its businesses on an ongoing basis to identify ways to improve organizational effectiveness and performance, and to clarify and focus on its core business strategy.

     In the third quarter of 2000, the Corporation completed its evaluation of alternatives relative to maximizing the value of two business units that serve the commercial information technology markets. In October 2000, the operations of one of the two business units, Integrated Business Solutions (IBS), were combined with the operations of Lockheed Martin Global Telecommunications
(LMGT), a wholly-owned subsidiary of the Corporation. The remaining business unit, which provides Lockheed Martin's internal information technology needs, will continue to be operated as part of Lockheed Martin's Corporate and Other segment, consistent with prior periods.

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

--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000

     On August 3, 2000, pursuant to the terms of the Merger Agreement, the second phase of the transaction was accomplished and the Merger was consummated. On that date, each share of COMSAT common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Corporation) was converted into the right to receive one share of Lockheed Martin common stock. The total amount recorded related to this phase of the transaction was approximately $1.3 billion based on the Corporation's issuance of approximately
27.5 million shares of its common stock at a price of $49 per share. This price per share represents the average of the price of Lockheed Martin's common stock a few days before and after the announcement of the transaction in September 1998.

     The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of cash balances acquired. The COMSAT transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded in 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. These adjustments included certain amounts totaling approximately $2.1 billion, composed of adjustments to record investments in equity securities acquired at their fair values and cost in excess of net assets acquired, which will be amortized over an estimated life of 30 years.

     The operations of COMSAT have been consolidated with the results of operations of LMGT since August 1, 2000. Given the substantial investment necessary for the growth of the global telecommunications services business, support from strategic partners for the Corporation's global telecommunications business area may be sought and public equity markets may be accessed to raise capital, although the Corporation cannot predict the timing or the outcome of these efforts.

Divestiture Activities

In connection with its strategic and organizational review, the Corporation decided in July 2000 to sell its AES businesses to BAE SYSTEMS for $1.67 billion in cash (the AES Transaction). The AES Transaction closed in November 2000. The Corporation recorded a nonrecurring and unusual loss, including state income taxes, of $598 million related to this transaction which is included in other income and expenses. The loss negatively impacted the net loss for 2000 by $878 million, or $2.18 per diluted share. Although the AES Transaction resulted in the Corporation recording a pretax loss, it resulted in a gain for tax purposes primarily because cost in excess of net assets acquired (goodwill) is not deductible for tax purposes and therefore was not included in the tax basis of the net assets of AES. Accordingly, the Corporation is required to make state and federal income tax payments associated with the divestiture. The AES Transaction is expected to generate net cash proceeds of approximately $1.2 billion after related transaction costs and federal and state income taxes which are expected to be paid in 2001. Net sales included in the year 2000 related to the AES businesses totaled approximately $655 million, excluding intercompany sales.

     In September 2000, the Corporation completed the sale of Control Systems to BAE SYSTEMS for $510 million in cash. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain favorably impacted the net loss for the year ended December 31, 2000 by $180 million, or $.45 per diluted share. Net sales for the first nine months of 2000 related to Control Systems totaled approximately $215 million, excluding intercompany sales. This transaction generated net cash proceeds of $350 million after related transaction costs and federal and state income tax payments.

     In September 2000, the Corporation completed the sale of approximately one-third of its interest in Inmarsat Ventures Limited (Inmarsat) for $164 million. The investment in Inmarsat was acquired as part of COMSAT in conjunction with the Merger. As a result of the transaction, the Corporation's interest in Inmarsat was reduced from approximately 22% to 14%. The sale of shares in Inmarsat did not impact the Corporation's results of operations. The transaction generated net cash proceeds of approximately

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     (Continued)


$115 million after transaction costs and federal and state income tax payments.

     In 1997, the Corporation repositioned 10 of its non-core business units as a new independent company, L-3 Communications Holdings, Inc. (L-3), in which the Corporation retained an approximate 35 percent ownership interest at closing. The Corporation's ownership percentage was reduced to approximately 25 percent in the second quarter of 1998 as a result of an initial public offering of L-3's common stock. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $18 million, and increased 1998 net earnings by $12 million, or $.03 per diluted share. In 1999, the Corporation sold its remaining shares of L-3 in two separate transactions. On a combined basis, these two transactions resulted in a nonrecurring and unusual gain, net of state income taxes, of $155 million, and increased 1999 net earnings by $101 million, or $.26 per diluted share.

     In September 1999, the Corporation sold its interest in Airport Group International Holdings, LLC which resulted in a nonrecurring and unusual gain, net of state income taxes, of $33 million. In October 1999, the Corporation exited its commercial 3D graphics business through a series of transactions which resulted in the sale of its interest in Real 3D, Inc., a majority-owned subsidiary, and a nonrecurring and unusual gain, net of state income taxes, of $33 million. On a combined basis, these transactions increased 1999 net earnings by $43 million, or $.11 per diluted share.

Industry Considerations

The Corporation's primary lines of business are in advanced technology systems, products and services for aerospace and defense, serving both government and commercial customers. In recent years, domestic and worldwide political and economic developments have strongly affected these markets, requiring significant adaptation by market participants.

     The U.S. aerospace and defense industry has experienced years of pressures and uncertainties relative to budgets for research, development, test and evaluation, and procurement. After over a decade of downward trends in the U.S. defense budget, the portion of the Federal budget devoted to defense is at one of its lowest levels in modern history. In addition, worldwide defense budgets have been declining, with the limited funds available for such budgets targeted for operational readiness and personnel issues instead of acquisition programs. An increasing portion of expenditures for defense is used for upgrading and modernizing existing equipment rather than acquisition of new equipment. Such trends in defense spending have created risks associated with demand and timing of orders relative to certain of the Corporation's existing programs. For example, though the Corporation received several new orders for C-130J airlift aircraft in 2000, the program since inception has not experienced the level of orders anticipated which has resulted in lower than expected production levels. The Corporation is continuing to focus its efforts on new orders from domestic and foreign customers, although it cannot predict the outcome of these efforts.

     The industry participants reacted to shrinking defense budgets by combining to maintain critical mass and attempting to achieve significant cost savings. The U.S. Government was supportive of industry consolidation activities through 1997, and the Corporation had been at the forefront of those activities. Through its own consolidation activities, the Corporation has been able to pass along savings to its customers, principally the U.S. Department of Defense (DOD). More recently, major aerospace companies have focused their efforts on cost savings and efficiency improvements, as well as generation of cash to repay debt incurred during the period of consolidation. Further domestic consolidation is possible, as evidenced by the proposed acquisition of Litton Industries, Inc. by Northrop Grumman Corporation announced in 2000.

     Ongoing consolidation continues within the European aerospace industry resulting in fewer but larger and more capable competitors, potentially resulting in an environment where there could be less demand for products from U.S. companies. Such an environment could affect opportunities for European partnerships and sales potential for U.S. products outside the U.S. In addition, consolidation is beginning to occur between U.S. and European aerospace companies,

--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000

as evidenced by the acquisition in 2000 of the Corporation's AES and Control Systems businesses by a U.S. subsidiary of BAE SYSTEMS plc.

     There are signs that the continuing decline in the defense budget may have ended, with proposals being made for modest increases in the next several years. However, the change of administration in Washington, D.C. may result in significant alterations to current defense budgets and goals. A new administration typically begins by reviewing existing programs and priorities, and President Bush has instructed the Secretary of Defense to perform a "top-to-bottom" review of all defense expenditures. He has also indicated a willingness to curtail spending on programs that may become technologically obsolete in the near future and may allocate additional funding for research and development projects as well as personnel needs. The Corporation cannot predict whether the defense budget will increase or the magnitude of such increases, if any.

     If there are moderate increases in defense spending, the Corporation's broad mix of programs and capabilities makes it a likely beneficiary of any such increases. However, there are risks associated with certain of the programs for which the Corporation is competing and which may be the primary recipients of significant future U.S. Government spending. These programs are very large and likely to be well-funded, but may only involve one prime contractor. For example, the Corporation is involved in the competition for the Joint Strike Fighter (JSF) tactical aircraft program. Because of the magnitude of this program, being unsuccessful in the competition would be significant to any of the competitors' future fighter aircraft operations. Additionally, the JSF program and other large, highly visible programs, such as the Corporation's F-22 fighter aircraft program, will likely receive significant attention in the Administration's "top-to-bottom" review, and will continue to attract substantial Congressional focus as potential targets for reductions and/or extensions of their funding to pay for other programs. However, the JSF and F-22 programs remain a high priority for the DOD and the armed services, as well as for the Corporation.

     In February 2001, the F-22 program completed the eleven test criteria established by the Defense Acquisition Board (DAB) which were required to be completed prior to the full contract award for the production of Lot 1 (10 aircraft) and the long lead procurement authorization for Lot 2. The Corporation is currently awaiting further direction from the U.S. Government regarding authorization to begin initial production (Lot 1). In January 2001, the Corporation received partial funding of Lot 1 which is adequate to continue necessary activities through the end of March 2001. Also in January 2001, the Corporation received advance procurement funds to protect Lot 2 cost, schedule and the supplier base. The U.S. Air Force has advised the Corporation of its intent to provide additional Lot 2 advance procurement funds in monthly increments prior to the F-22 DAB's final decision. The second increment was received in February 2001 which covers efforts through the end of February. The Corporation cannot predict whether or when full funding will be received for the Lot 1 and Lot 2 phases of the F-22 program.

     As a government contractor, the Corporation is subject to U.S. Government oversight. The government may investigate and make inquiries of the Corporation's business practices and conduct audits of contract performance and cost accounting. Depending on the results of these investigations, the government may make claims against the Corporation. Under U.S. Government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for award of, new government contracts. A conviction could result in debarment for a specified period of time. Similar government oversight exists in most other countries where the Corporation conducts business. Although the outcome of such investigations and inquiries cannot be predicted, in the opinion of management, there are no claims, audits or investigations pending against the Corporation that are likely to have a material adverse effect on the Corporation's business or its consolidated results of operations, cash flows or financial position.

     The Corporation remains exposed to other inherent risks associated with U.S. Government contracting, including technological uncertainties and obsolescence, changes in

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     (Continued)

government policies, and dependence on annual Congressional appropriation and allotment of funds. Many of the Corporation's programs involve development and application of state-of-the-art technology aimed at achieving challenging goals. As a result, setbacks and failures can occur. It is important for the Corporation to resolve performance issues related to such programs in a timely manner to achieve success on these programs.

     The nature of the Corporation's business also makes it subject to export control regulation by the U.S. Department of State and the Department of Commerce. Violations of these regulations can result in monetary penalties and denial of export privileges. Management is currently unaware of any violations of export control regulations which could have a material adverse effect on the Corporation's business or its consolidated results of operations, cash flows or financial position.

     The Corporation also conducts business in related commercial and non-defense markets. Although these lines of business are not dependent on defense budgets, they share many of the risks associated with the Corporation's defense businesses, as well as other risks unique to the commercial marketplace. Such risks include development of competing products, technological feasibility and product obsolescence.

     Industry-wide, the launch vehicle industry experienced a reduction in demand beginning in 1999 primarily reflecting start-up issues for certain satellite systems with which the Corporation was not involved and delays in completing certain satellite systems due to excess transponder capacity in some regions. These factors have resulted in pricing pressures in the launch vehicle industry associated with increased competition. This comes at a time when the Corporation is making significant investments in the Evolved Expendable Launch Vehicle (Atlas V) program, the Corporation's next generation of launch vehicles. This program has required investment of funds for research and development, start-up costs, certain other nonrecurring costs, and launch facilities. A portion of these expenditures have been funded under an agreement with the U.S. Government. Orders to date relative to the program have been lower than expected, resulting in lower production levels than anticipated.

     The above factors relative to start-up issues and delays in completion of satellite systems also contributed to delays in commercial satellite orders. In addition, similar to the launch vehicle industry, the commercial satellite industry is experiencing pricing pressures due to excess capacity as well as industry consolidation. Further impacting demand have been the business difficulties encountered by certain satellite systems, such as the bankruptcies of the Iridium and ICO systems in 1999, which have resulted in increased investor scrutiny of new ventures and a reduction in the total market size in the near term. The Corporation has established cost objectives related to its launch vehicle and commercial satellite programs intended to allow it to continue to compete in these markets while maintaining its focus on successful operations, though it cannot predict the outcome of these efforts.

     The Corporation's Global Telecommunications segment is subject to regulation by the Federal Communications Commission (FCC) with respect to various aspects of the telecommunications services it provides. FCC decisions and policies have had, and may continue to have, a significant impact on the segment. In March 2000, Congress passed the ORBIT Act which permitted the Corporation to complete its acquisition of COMSAT. The ORBIT Act also established deadlines for the privatization and completion of initial public offerings by the International Telecommunications Satellite Organization (INTELSAT), Inmarsat and New Skies Satellites, N.V. (New Skies), as well as specific criteria for determining whether the privatizations of those entities are pro-competitive. If those criteria are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for certain services. The Corporation owns 22.5% of INTELSAT, 14% of Inmarsat, and 14.3% of New Skies. INTELSAT is working to complete a timely privatization in 2001 and plans to conduct an initial public offering in the future as mandated by the ORBIT Act. Inmarsat privatized in 1999 and also plans to access the public capital markets. New Skies privatized in 1998 and completed an initial public offering in 2000. If INTELSAT and Inmarsat were unable to satisfy the ORBIT Act criteria and were denied U.S. market access, the value of the Corporation's investment in those entities could be adversely affected.

--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000


In addition, pursuant to the ORBIT Act, the FCC commenced a proceeding in 2000 to determine whether "sufficient opportunities" exist to directly access INTELSAT from the U.S. If the FCC determines that such opportunities do not exist, it may take actions that could adversely affect the Corporation's ability to utilize contractually committed future capacity on the INTELSAT system. A decision is expected in 2001.

     The Global Telecommunications segment is also subject to substantial and increasing competition on a variety of fronts. There has been an increase in the number of competing satellite systems and other telecommunications services providers in recent years, including a substantial deployment of undersea fiber cables. Many of those companies have plans to substantially increase capacity. A number of the new satellite systems have had difficulty attracting customers and financing at the levels contemplated by their business plans following the bankruptcies of the Iridium and ICO satellite systems mentioned previously. LMGT has investments in a number of new or development-stage satellite systems, such as ACeS International, Ltd. (ACeS) and Astrolink International, LLC. In addition, the Corporation owns approximately 15% of Loral Space & Communications Ltd. (Loral Space), which is a major investor in Globalstar Telecommunications Limited (Globalstar). There can be no assurance that these ventures will be successful in attracting the financing necessary to complete and operate their systems or the customer bases required for profitable operations.

     In connection with expanding its portfolio of offered products and services in commercial space and telecommunications activities, the Corporation has entered into various joint venture, teaming and other business arrangements. Such arrangements generally include a formal plan for funding of the business which typically requires commitments for funding from the partners, and may require the business to obtain financing from other sources. To the extent the business is unable to obtain such financing, the business partners, including the Corporation, would be required to assess alternatives relative to further funding for the business. In addition, some of these business arrangements include foreign partners. The conduct of international business introduces other risks into the Corporation's operations, including fluctuating economic conditions, fluctuations in relative currency values, regulation by foreign jurisdictions and the potential for unanticipated cost increases and timing issues resulting from the possible deterioration of political relations.

     In 1992, the Corporation entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). Lockheed Martin owns 51 percent of LKEI and consolidates the operations of LKEI into its financial statements. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton rocket from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with the Corporation and LKEI each holding a 50 percent ownership. ILS was formed to market commercial Atlas and Proton launch services worldwide. Contracts for Proton launch services typically provide for substantial advances from the customer in advance of launch, and a sizable percentage of these advances are forwarded to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer in Russia, to provide for the manufacture of the related launch vehicle. Significant portions of such advances would be required to be refunded to each customer if launch services were not successfully provided within the contracted time frames. At December 31, 2000, approximately $409 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and approximately $602 million of payments to Khrunichev for launches not yet provided was included in inventories. Through year-end 2000, launch services provided through LKEI and ILS have been in accordance with contract terms.

     The Corporation has entered into agreements with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicle. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $55 million of payments made under these agreements were included in the Corporation's inventories at December 31, 2000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     (Continued)

                                   Net Sales
                                 (In millions)

                     -----------------------------------
                        2000        1999         1998
                     -----------------------------------

                      $25,329      $25,530      $26,266



                                    [GRAPH]


Results of Operations

The Corporation's operating cycle is long-term and involves many types of production contracts with varying production delivery schedules. Accordingly, the results of a particular year, or year-to-year comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

     The Corporation's consolidated net sales for 2000 were $25.3 billion, a decrease of one percent compared to 1999. Net sales for 1999 were $25.5 billion, a decrease of three percent compared to 1998. During 2000, increases in net sales in the Systems Integration, Technology Services and Global Telecommunications segments compared to 1999 were more than offset by decreases in the remaining business segments. In 1999, net sales decreases in the Space Systems and Corporate and Other segments more than offset increases in the remaining business segments. The U.S. Government remained the Corporation's largest customer, comprising approximately 70 percent of the Corporation's net sales for 2000 compared to 71 percent in 1999 and 70 percent in 1998.

     The Corporation's operating profit (earnings before interest and taxes) for 2000 was approximately $1.2 billion, a decrease of 40 percent compared to 1999. Operating profit for 1999 was approximately $2.0 billion, a decrease of 20 percent compared to 1998. The reported amounts for the three years presented include the financial impacts of various nonrecurring and unusual items. The impact of these items on operating profit, net (loss) earnings and (loss) earnings per diluted share is as follows:

Effects of nonrecurring and unusual items:

                                                                    (Loss)
                                             Operating    Net      earnings
                                               (loss)    (loss)   per diluted
(In millions)                                  profit   earnings     share
-----------------------------------------------------------------------------

Year ended December 31, 2000
Loss related to AES
  Transaction (see Note 3)                     $(598)    $(878)      $(2.18)
Gain on sale of Control
  Systems (see Note 3)                           302       180          .45
Charge related to Globalstar
  guarantee (see Note 10)                       (141)      (91)        (.23)
Impairment charge related
  to ACeS (see Note 9)                          (117)      (77)        (.19)
Partial reversal of CalComp
  reserve (see Note 4)                            33        21          .05
Gain on sales of surplus real estate              28        19          .05
Other portfolio shaping items                    (46)      (30)        (.07)
Extraordinary loss on
  early extinguishment
  of debt (see Note 10)                           --       (95)        (.24)
---------------------------------------------------------------------------
                                               $(539)    $(951)      $(2.36)
---------------------------------------------------------------------------

Year ended December 31, 1999
Divestiture of interest in L-3
  (see Note 3)                                 $ 155     $ 101       $  .26
Gain on sales of surplus real estate              57        37          .10
Partial reversal of CalComp
  reserve (see Note 4)                            20        12          .03
Divestitures and other
  portfolio shaping items                         17        12          .03
Cumulative effect of change in
  accounting principle (see Note 1)               --      (355)        (.93)
---------------------------------------------------------------------------
                                               $ 249     $(193)      $ (.51)
---------------------------------------------------------------------------

Year ended December 31, 1998
Charge for shutdown of
  CalComp (see Note 4)                         $(233)    $(183)      $ (.48)
Gain on sales of surplus real estate              35        23          .06
Initial public offering
  of L-3 (see Note 3)                             18        12          .03
Divestitures and other
  portfolio shaping items                         18        12          .03
---------------------------------------------------------------------------
                                               $(162)    $(136)      $ (.36)
---------------------------------------------------------------------------

--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000


     The note references in the preceding table refer to the Notes to Consolidated Financial Statements included in this Annual Report.

     Excluding the effects of these nonrecurring and unusual items for each year, operating profit for 2000 would have decreased by one percent compared to 1999, and would have decreased by 34 percent for 1999 compared to 1998. For 2000 compared to 1999, reductions in operating profit at the Space Systems, Global Telecommunications and Corporate and Other segments more than offset increases in operating profit at the remaining business segments. Operating profit for 2000 compared to 1999 in the Aeronautics and Space Systems segments were favorably impacted by the absence in 2000 of negative adjustments recorded in 1999 on the C-130J airlift aircraft and Titan IV


                                 Net Earnings
                                 (In millions)

                     ------------------------------------
                      2000           1999           1998
                     ------------------------------------

                     ($519)          $382         $1,001
                       432 (a)        575 (a)      1,137 (a)

                                    [GRAPH]

a. Excluding the effects of the items presented in the preceding table entitled "Effects of nonrecurring and unusual items," net earnings for 2000, 1999 and 1998 would have been $432 million, $575 million and $1,137 million, respectively.

launch vehicle programs, respectively. In addition, as more fully discussed in
Note 14, "Post-Retirement Benefit Plans," operating profit for 2000 was favorably impacted by an increase in net pension income of $213 million as compared to 1999. This increase was due primarily to an increase in the expected return on plan assets resulting from an increase in the fair value of plan assets at the beginning of 2000 as compared to the beginning of 1999, in accordance with the provisions of SFAS No. 87, "Employers' Accounting For Pensions." Additionally, favorable actual investment returns in comparison to expected returns on plan assets in 1999 resulted in an increase in the recognition of actuarial gains in 2000. These increases were partially offset by an increase in the interest cost component of pension income associated with the Corporation's total estimated benefit obligation.

     For 1999 compared to 1998, decreases in operating profit at the Space Systems, Aeronautics and Global Telecommunications segments more than offset the increases in operating profit at the remaining business segments. Operating profits for 1999 compared to 1998 in the Aeronautics and Space Systems segments were negatively impacted by the adjustments recorded on the C-130J and Titan IV programs mentioned above, and by the absence in 1999 of a favorable adjustment recorded during 1998 in the Space Systems segment related to the Atlas launch vehicle program.


                               Diluted Earnings
                               (Loss) Per Share
                                 (In dollars)

                     ------------------------------------
                      2000           1999           1998
                     ------------------------------------

                    ($1.29)         $0.99          $2.63
                      1.07 (a)       1.50 (a)       2.99 (a)

                                    [GRAPH]

  a. Excluding the effects of the items presented in the preceding table entitled "Effects of nonrecurring and unusual items," diluted earnings per share for 2000, 1999 and 1998 would have been $1.07, $1.50 and $2.99, respectively.


     For a more detailed discussion of the operating results of the business segments, see "Discussion of Business Segments" below.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     (Continued)


     The Corporation reported a net loss for 2000 of $519 million, a decrease of approximately $900 million compared to 1999 results. Reported net earnings for 1999 were $382 million, a decrease of 62 percent compared to 1998. The 2000 reported amount included the combined after-tax effects of the nonrecurring and unusual items presented above. The combination of these nonrecurring and unusual items reduced 2000 net earnings by $951 million, or $2.36 per diluted share. The after-tax effects of the 1999 and 1998 nonrecurring and unusual items are also presented above. On a combined basis, these nonrecurring and unusual items decreased 1999 and 1998 net earnings by $193 million, or $.51 per diluted share, and $136 million, or $.36 per diluted share, respectively.

     The Corporation reported diluted (loss) earnings per share of $(1.29), $.99, and $2.63 for 2000, 1999, and 1998, respectively. If the nonrecurring and unusual items described above were excluded from the calculation of earnings per share, diluted earnings per share for 2000, 1999 and 1998 would have been $1.07, $1.50, and $2.99, respectively.


Discussion of Business Segments

The Corporation operates in five principal business segments: Systems Integration, Space Systems, Aeronautics, Technology Services and Global Telecommunications. All other activities of the Corporation fall within the Corporate and Other segment. The following tables of financial information and related discussions of the results of operations of the Corporation's business segments correspond to additional segment information presented in "Note 17--Information on Industry Segments and Major Customers" of the Notes to Consolidated Financial Statements.

     In the third quarter of 2000, Lockheed Martin began presenting LMGT, which includes the operations of COMSAT and IBS, as a separate segment called Global Telecommunications. The operations of LMGT and IBS were previously included in the Corporate and Other segment. Earlier in 2000, the Corporation reassigned the Management & Data Systems business unit and the space applications systems line of business from the Systems Integration segment to the Space Systems segment. Prior period amounts have been reclassified to conform to these organizational changes.

(In millions)                    2000        1999       1998
------------------------------------------------------------
Net sales

Systems Integration           $ 9,647     $ 9,570    $ 9,334
Space Systems                   7,127       7,209      8,600
Aeronautics                     4,885       5,499      5,459
Technology Services             2,318       2,261      1,935
Global Telecommunications         766         389        251
Corporate and Other               586         602        687
------------------------------------------------------------
                              $25,329     $25,530    $26,266
------------------------------------------------------------

(In millions)                    2000        1999       1998
------------------------------------------------------------
Operating profit (loss)

Systems Integration           $   583     $   880    $   858
Space Systems                     416         561      1,045
Aeronautics                       343         247        649
Technology Services               126         137        135
Global Telecommunications        (215)        (97)        (4)
Corporate and Other               (48)        281       (161)
------------------------------------------------------------
                              $ 1,205     $ 2,009    $ 2,522
------------------------------------------------------------

     The following table displays the total impact on each segment's operating profit (loss) of the nonrecurring and unusual items presented earlier for each of the three years presented:

(In millions)                    2000        1999       1998
------------------------------------------------------------
Segment effects of non-
  recurring and unusual
  items--operating (loss) profit

Systems Integration           $  (304)    $    13    $     4
Space Systems                      25          21         --
Aeronautics                        --          --         --
Technology Services               (34)         --         --
Global Telecommunications        (117)         --         --
Corporate and Other              (109)        215       (166)
------------------------------------------------------------
                              $  (539)    $   249    $  (162)
------------------------------------------------------------

     In an effort to make the following discussion of significant operating results of each business segment more understandable, the effects of these nonrecurring and unusual items have been excluded. The Space Systems and Aeronautics segments generally include programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the large number of relatively smaller programs in the Systems Integration, Technology Services and Global Telecommunications segments, the impacts of performance by individual programs typically are not as significant to these segments' overall results of operations.

--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000


Systems Integration

Net sales of the Systems Integration segment increased by one percent in 2000 compared to 1999, and increased by three percent in 1999 compared to 1998. For the year ended December 31, 2000 compared to 1999, net sales increased by approximately $360 million as a result of volume increases in the segment's Naval Electronic and Surveillance Systems product line and electronic platform integration activities. Net sales also increased by approximately $115 million in the segment's Missiles & Air Defense product line, primarily as a result of the Theater High Altitude Area Defense (THAAD) program's movement into the engineering, manufacturing and development (EMD) phase. These increases were partially offset by a reduction in net sales of approximately $410 million related to the AES and Control Systems businesses primarily due to the divestiture of these businesses in 2000. The increase in 1999 was comprised of a $100 million increase related to increased volume on surface systems activities, an $80 million increase in volume on tactical training systems and a $65 million increase in postal systems program activities. These increases were partially offset by a decrease of $100 million in classified activities and space electronics programs. The remaining increase was primarily attributable to increased electronics activities in the United Kingdom.

     Operating profit for the segment increased by two percent both in 2000 compared to 1999 and in 1999 compared to 1998. In 2000, the previously mentioned volume increases in the segment's Naval Electronic and Surveillance Systems product line and electronic platform integration activities contributed approximately $40 million to the increase in operating profit from 1999. This increase was partially offset by an approximate $20 million decline in operating profit related to the AES and Control Systems businesses due to their divestiture in 2000. Also during 2000, increases in operating profit attributable to the THAAD program's movement into the EMD phase, as well as the absence in 2000 of a $15 million penalty recorded on that program in the second quarter of 1999, were offset by declines in operating profit on certain fire control and sensor programs due to program maturity. The 1999 increase was comprised of a $50 million increase related to the tactical training systems and postal systems volume increases discussed in the preceding paragraph as well as improved performance on missile and fire control programs. These increases were offset by the aforementioned $15 million penalty on the THAAD program and the absence in 1999 of a $16 million favorable arbitration resolution recorded in 1998. The remaining fluctuation in 1999 year-over-year operating profit related to declines in volume on various other systems integration activities.


Space Systems

Net sales of the Space Systems segment decreased by one percent in 2000 compared to 1999, and by 16 percent in 1999 compared to 1998. In 2000, net sales decreased by approximately $440 million due to volume declines in military, civil, and classified satellite activities, and by $180 million due to decreased ground systems activities. An additional $140 million decrease related to reduced volume in government launch vehicle programs. These decreases were partially offset by approximately $490 million related to increased volume on commercial space activities as well as an approximate $50 million increase in various other space system activities. Year-over-year net sales also increased due to the absence in 2000 of approximately $90 million in negative adjustments recorded during 1999 related to the Titan IV program. These adjustments included the effects of changes in estimates for award and incentive fees resulting from a second quarter 1999 Titan IV launch failure, as well as a more conservative assessment of future program performance. In addition, 2000 net sales were also favorably impacted by an approximate $50 million adjustment recorded in 2000 on the Titan IV program as a result of contract modifications and improved performance on the program. The contract modifications, which resulted primarily from the U.S. Government's Broad Area Review team recommendations, provided for a more balanced sharing of risk in the future. The improved performance on the program resulted from the successful implementation of corrective actions and initiatives taken since the previously mentioned 1999 Titan IV launch failure. During 1999, almost half of the segment's net sales decrease resulted from volume decreases

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     (Continued)

on military satellite programs and classified activities. Net sales were also reduced by a $185 million decrease in commercial and civil satellite activities as a result of the maturity of certain programs and lower market demand. Net sales were further reduced by an approximate $175 million decrease from 1998 related to ground systems activities, and by a $50 million decrease in launch vehicle activities. As mentioned previously, during 1999 the segment recorded a negative adjustment related to the Titan IV program which reduced net sales by approximately $90 million. The remaining decrease in 1999 net sales was related to a decline in volume on various other space systems activities.

     Operating profit for the segment decreased by 28 percent in 2000 compared to 1999, and decreased by 48 percent in 1999 compared to 1998. Continued market and pricing pressures on commercial space programs, increased investment in certain launch vehicle programs and reduced margins on commercial satellites decreased 2000 operating profit by approximately $180 million from 1999. This decrease included charges of approximately $85 million recorded in 2000 on the Atlas launch vehicle program related to continued market and pricing pressures. In addition, 2000 operating profit was further reduced by approximately $35 million due to the impact of the volume declines on military, civil, and classified satellite programs mentioned previously. Consistent with the change in net sales, the absence in 2000 of the negative adjustments recorded during 1999 on the Titan IV program, combined with the favorable adjustments recorded in 2000 on the same program, had an approximate $140 million positive impact on 2000 operating profit. The remainder of the decrease is primarily attributable to an approximate $55 million decrease in operating profit related to a more conservative assessment of future performance on government launch vehicle programs. A contributing factor to the decrease in the segment's operating profit in 1999 compared to 1998 was the impact of a third quarter 1998 favorable adjustment of approximately $120 million, net of state income taxes, which resulted from a significant improvement in the Atlas program related to the retirement of technical and program risk. In addition, 1999 operating profit was adversely affected by the impact of the $90 million Titan IV program adjustment discussed above. Operating profit in 1999 was also adversely impacted by increased period costs (principally start-up costs) related to launch vehicle investments which accounted for approximately 15 percent of the decrease, by a reduction in Trident fleet ballistic missile activities that reduced operating profit by approximately $30 million, and by a launch vehicle contract cancellation which resulted in a charge of $30 million. The remainder of the decrease is attributable to the decline in sales related to military satellite and classified activities mentioned above as well as a reduction in commercial satellite activities.


Aeronautics

Net sales of the Aeronautics segment decreased by 11 percent in 2000 compared to 1999, after having increased by one percent in 1999 compared to 1998. Approximately 95 percent of the decrease in 2000 net sales is attributable to declines in F-16 fighter aircraft and C-130J airlift aircraft sales and deliveries. These decreases more than offset increases in net sales related to the F-22 fighter aircraft program. The 1999 increase was comprised of $715 million in increased sales related to C-130J program activities offset by a $717 million decrease in F-16 sales and deliveries. The remaining increase was attributable to increased sales on various other aircraft programs.

     Operating profit for the segment increased by 39 percent in 2000 compared to 1999 after decreasing by 62 percent in 1999 compared to 1998. The current year increase is primarily attributable to the absence in 2000 of a $210 million negative adjustment recorded during the second quarter of 1999 that resulted from changes in estimates related to the C-130J program due to cost growth and a reduction in production rates. This increase was partially offset by an approximate $115 million reduction in 2000 operating profit resulting from the decrease in aircraft sales and deliveries mentioned in the preceding paragraph. The 1999 decrease from 1998 principally reflects the $210 million negative impact of the previously mentioned C-130J program adjustment. Additionally, the Corporation decided in the fourth quarter of 1999 not to record profit on C-130J deliveries, as a result of changes in estimates due to cost growth and reduced production rates, until further

--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000


favorable progress occurs in terms of orders and cost. Of the remaining decrease in 1999 operating profit, $80 million resulted from reduced F-16 deliveries, with the remainder due to volume decreases on various other aircraft programs.


Technology Services

Net sales of the Technology Services segment increased by three percent in 2000 as compared to 1999, and by 17 percent in 1999 compared to 1998. The increase in 2000 net sales is comprised of an approximate $150 million increase in various federal technology services programs including the Consolidated Space Operations Contract and the Rapid Response contract. These increases were partially offset by an approximate $95 million decline in volume on aircraft maintenance and logistics contracts and certain defense and science energy services contracts due to program completions. The increase in 1999 net sales was mainly the result of an approximate $300 million increase in volume on the Consolidated Space Operations Contract, which was awarded in September 1998.

     Operating profit for the segment increased by 17 percent in 2000 compared to 1999, and by one percent in 1999 compared to 1998. The increase in 2000 is primarily attributable to various federal technology services programs including the impact of the volume increases discussed above and increased profitability on certain information services contracts, and improved performance on certain aircraft maintenance and logistics contracts. These increases were partially offset by the operating profit impact of the previously mentioned volume declines on certain defense and science energy services contracts. The increase in 1999 operating profit was primarily attributable to the Consolidated Space Operations Contract. The remaining change was comprised of increases related to improved performance on aircraft maintenance and logistics contracts that were partially offset by decreases attributable to the timing of award fees on certain defense and science energy services contracts.


Global Telecommunications

Net sales of the Global Telecommunications segment increased by 97 percent in 2000 compared to 1999, and by 55 percent in 1999 compared to 1998. The increase in 2000 net sales was primarily attributable to the Corporation's consummation of the merger with COMSAT and the inclusion of COMSAT's consolidated operations in the segment's results beginning August 1, 2000. COMSAT contributed approximately $250 million to the increase in 2000 net sales. The majority of the remaining increase was associated with the recognition of approximately $65 million in net sales on a Proton launch vehicle, which successfully launched the ACeS 1 satellite in the first quarter of 2000. The remainder of the increase was mainly related to an approximate $35 million increase in volume on various network systems and technology programs. The 1999 increase was comprised of $75 million related to increased volume on information technology outsourcing contracts and $75 million in international telecommunications contracts, government services programs and various systems and technology programs. These increases more than offset declines in other Global Telecommunications activities.

     Global Telecommunications' operating loss increased by approximately $1 million in 2000 compared to 1999, and by approximately $93 million in 1999 compared to 1998. During 2000, pricing pressures and the impact of negative adjustments related to performance on certain information outsourcing programs resulted in an approximate $30 million increase in the segment's operating loss. This increase in the operating loss was almost entirely offset by reduced operating expenses at LMGT headquarters as a result of synergies realized through the merger with COMSAT, and the impact of increased volume on network systems and technology programs discussed in the preceding paragraph. The increase in the operating loss in 1999 reflects $103 million in operating losses related to LMGT which began operations effective January 1, 1999, partially offset by increased operating profit related to the volume increases on information technology outsourcing contracts discussed in the preceding paragraph.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     (Continued)
Corporate and Other

Net sales of the Corporate and Other segment decreased by three percent in 2000 compared to 1999, and by 12 percent in 1999 compared to 1998. The decline in net sales for the year was attributable to reduced volume in the segment's properties line of business and the absence in 2000 of sales attributable to the Corporation's commercial graphics company, Real 3D, which was divested in the fourth quarter of 1999. These decreases in net sales more than offset increased volume on state and municipal services programs. The majority of the 1999 decrease related to the absence in 1999 of $155 million in net sales attributable to the segment's CalComp subsidiary, which shut down operations during 1999. This decrease was partially offset by $65 million in increased volume on various state and municipal services contracts.

     Operating profit for the segment decreased by $5 million in 2000 compared to 1999, after increasing by $61 million in 1999 compared to 1998. The majority of the decrease in 2000 operating profit was due to the expensing of start-up costs associated with the Corporation's e-commerce investment and the absence in 2000 of a favorable adjustment recorded by the segment's Communications Industry Services line of business in the first quarter of 1999. The decreases in the segment were partially offset by increases in interest income, the absence in 2000 of losses associated with Real 3D, and the impact of the higher volume on state and municipal services programs discussed previously. The increase in 1999 was primarily attributable to the absence in 1999 of operating losses incurred by the segment's CalComp and Real 3D operating units in 1998.


Backlog

Total negotiated backlog of $56.4 billion at December 31, 2000 included both unfilled firm orders for the Corporation's products for which funding has been authorized and appropriated by the customer (Congress, in the case of U.S. Government agencies) and firm orders for which funding has not been appropriated.

                              Negotiated Backlog
                                 (In millions)

                     ------------------------------------
                      2000           1999           1998
                     ------------------------------------

                    $56,424        $45,913        $45,345

                                    [GRAPH]

     The following table shows total backlog by segment at the end of each of the last three years:

(In millions)                     2000        1999       1998
-------------------------------------------------------------
Backlog

Systems Integration            $16,706     $13,971    $12,524
Space Systems                   14,976      15,998     17,330
Aeronautics                     17,570       9,003     10,265
Technology Services              4,371       4,399      3,503
Global Telecommunications        1,625       1,533        763
Corporate and Other              1,176       1,009        960
-------------------------------------------------------------
                               $56,424     $45,913    $45,345
-------------------------------------------------------------

     Total Systems Integration backlog increased by 20 percent in 2000 compared to 1999, and by 12 percent in 1999 compared to 1998. The majority of the 2000 increase was attributable to new orders for missile and air defense systems, primarily orders received on the THAAD program as a result of that program's movement into the EMD phase. Increased orders for naval electronic and surveillance systems and various platform integration activities were partially offset by the absence of backlog associated with the segment's AES and Control Systems businesses, which were divested during 2000. The remainder of the 2000 variance from 1999 was primarily due to sales on existing orders

--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000


and decreases in new orders on Command, Control, Communications, Computers and Intelligence (C4I) programs. Approximately one half of the 1999 increase from 1998 was comprised of new orders for missile systems, with the remaining increase primarily attributable to increased orders for various platform integration activities and increased surface ship system awards.

     Total Space Systems backlog decreased by six percent in 2000 compared to 1999, and by eight percent in 1999 compared to 1998. The decrease in 2000 was primarily attributable to declines in backlog on government launch vehicles and commercial satellites due to decreases in new orders and sales on existing orders, respectively. Additional decreases in orders of military, civil, and classified satellites were partially offset by an increase in orders for commercial launch vehicles. The decrease in 1999 was mainly attributable to significant decreases in launch vehicle backlog as a result of a decline in new orders and sales on existing orders, as well as in backlog associated with military satellites and classified activities. Approximately one half of these decreases were partially offset by new orders for commercial and civil satellites.

     Total Aeronautics backlog increased by 95 percent in 2000 compared to 1999 after decreasing by 12 percent in 1999 compared to 1998. The 2000 increase is primarily due to approximately $10.6 billion in orders related to the F-16 fighter aircraft program, including new F-16 contracts with the U.S. Government, the United Arab Emirates (UAE), Israel, Greece, Singapore and Korea, collectively. This increase was partially offset by a reduction in backlog for the F-22 fighter aircraft program as a result of increased sales on existing orders. The decline in 1999 backlog was a result of approximately equal decreases on F-16 programs and C-130J airlift aircraft programs related to the timing of new orders and sales recorded during 1999. An increase in orders associated with the F-22 program offset approximately one-third of the aforementioned decreases.

     Total Technology Services backlog decreased by one percent in 2000 compared to 1999 after having increased by 26 percent in 1999 compared to 1998. The decrease in 2000 was primarily associated with sales on existing federal technology services contracts, principally the Consolidated Space Operations Contract. The increase in 1999 was attributable to new orders associated with the 1999 award of an aircraft engine maintenance contract by the U.S. Air Force which was partially offset by sales on the Consolidated Space Operations Contract.

     Total Global Telecommunications backlog increased approximately six percent in 2000 compared to 1999, and increased significantly in 1999 compared to 1998. The 2000 increase was primarily the result of the acquisition of COMSAT in 2000 and new orders on network systems and technology programs. The 1999 increase was primarily the result of new orders on information outsourcing contracts with the remainder of the increase reflecting new orders on various network systems and technology programs.

     Total Corporate and Other backlog increased by 17 percent in 2000 compared to 1999, and increased by five percent in 1999 compared to 1998. The 2000 increase was mainly attributable to new orders on various state and municipal services programs. The 1999 increase was primarily the result of increases on various state and municipal services programs which were partially offset by the absence at year-end 1999 of backlog related to the Corporation's Real 3D business unit, which was divested in the fourth quarter of 1999.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     (Continued)


                             Net Cash Provided By
                             Operating Activities
                                 (In millions)

                     ------------------------------------
                      2000           1999           1998
                     ------------------------------------

                     $2,016         $1,077         $2,031

                                    [GRAPH]

Liquidity and Cash Flows


Operating Activities

Operating activities provided $2.0 billion in cash during 2000, compared to $1.1 billion and $2.0 billion provided in 1999 and 1998, respectively. The significant increase in 2000 compared to 1999 was primarily the result of lower working capital requirements and reduced net federal income tax payments. The significant decrease in cash provided by operations during 1999 compared to 1998 resulted from the decrease in earnings before cumulative effect of change in accounting between the periods and increased working capital requirements.


Investing Activities

Investing activities provided $1.8 billion in cash during 2000, compared to $1.6 billion used and $455 million used during 1999 and 1998, respectively. Cash used for additions to property, plant and equipment declined 25 percent in 2000 after a four percent decrease in 1999. During 2000, the divestiture of certain non-core businesses and the sale of investments accounted for the majority of cash provided by investing activities. As discussed previously under the caption "Divestiture Activities," the Corporation's sale of its AES and Control Systems businesses, as well as the sale of a portion of its investment in Inmarsat, generated approximately $1.7 billion, $510 million, and $164 million, respectively. Also in 2000, $257 million of cash was used for additional investments in affiliated companies, including $127 million of net cash used for additional investments in Astrolink International, LLC, a joint venture in which Lockheed Martin holds an approximate 31 percent interest. The remainder of the 2000 activity was attributable to various other investing activities. During 1999, as discussed previously under the caption "Business Combination with COMSAT Corporation," $1.2 billion was used to acquire the Corporation's initial 49 percent investment in COMSAT, which was the primary reason for the increase in the use of cash in 1999 compared to 1998. Also in 1999, $263 million of cash was provided related to the sale of the Corporation's interest in L-3, which was partially offset by $103 million of cash used for additional investments in Astrolink International, LLC and other affiliated companies.


Financing Activities

The Corporation used $2.7 billion in cash for financing activities during 2000, compared to $731 million provided by financing activities during 1999 and $1.3 billion used during 1998. During 2000, improved operating cash flows and cash provided by investing activities allowed the Corporation to reduce its long-term debt by approximately $2.1 billion and decrease its net short-term borrowings by $463 million. The reduction in long-term debt was primarily attributable to the Corporation's completion of tender offers for certain of its long-term debt securities during the fourth quarter of 2000. The Corporation used $2.1 billion to consummate the tender offers, resulting in the early extinguishment of $1.9 billion in long-term debt and an extraordinary loss of $156 million, or $95 million after tax. Approximately $882 million of long-term debt will mature in 2001. The $2.0 billion increase in cash provided by

--------------------------------------------------------------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000


financing activities in 1999 as compared to the cash used during 1998 reflects the Corporation's issuance of $3.0 billion in long-term debt securities in the fourth quarter of 1999, partially offset by repayments of long-term debt totaling $1.1 billion and a net decrease of $868 million in short-term borrowings outstanding. During 1998, operating activities generated a significant amount of cash which allowed the Corporation to reduce its total debt by more than $1.0 billion.

     The Corporation paid dividends of $183 million in 2000 compared to $345 million in 1999 and $310 million in 1998.


Other

The Corporation receives advances on certain contracts to finance inventories. At December 31, 2000, approximately $1.9 billion in advances and progress payments related to work in process were received from customers and recorded as a reduction to inventories in the Corporation's Consolidated Balance Sheet.
Also at December 31, 2000, approximately $626 million of customer advances and progress payments were recorded in receivables as an offset to unbilled costs and accrued profits. Approximately $4.8 billion of customer advances and amounts in excess of costs incurred, which are typically from foreign governments and commercial customers, were included in current liabilities at the end of 2000.


Capital Structure and Resources

Total debt, including short-term borrowings, decreased by approximately 17 percent during 2000 from approximately $12.0 billion at December 31, 1999. The decrease was primarily the result of the completion of the tender offers mentioned previously. The remaining change in debt was comprised of scheduled repayments of long-term debt totaling approximately $50 million and net repayments of short-term debt of approximately $463 million, primarily attributable to commercial paper repayments of approximately $475 million. These decreases were partially offset by approximately $410 million in debt assumed in conjunction with the COMSAT Merger. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At year-end 2000, the Corporation held cash and cash equivalents of approximately $1.5 billion, a portion of which is expected to be used to meet scheduled long-term debt maturities in 2001.

     Total stockholders' equity was $7.2 billion at December 31, 2000, an increase of approximately $800 million from the December 31, 1999 balance. This increase resulted from the issuance of 27.5 million shares of the Corporation's common stock and the assumption of 4.3 million COMSAT stock options related to the completion of the Merger with COMSAT. On a combined basis, these non-cash items increased stockholders' equity by approximately $1.4 billion. Employee stock option and ESOP activities accounted for a further increase of approximately $218 million. These increases were partially offset by the 2000 net loss of $519 million, the payment of dividends of $183 million and other comprehensive losses of approximately $134 million primarily related to the temporary decline in value of the Corporation's investment in Loral Space. As a result of the above factors, the Corporation's total debt to capitalization ratio decreased from 65 percent at December 31, 1999 to 58 percent at December 31, 2000.

     At the end of 2000, the Corporation had in place a revolving credit facility in the amount of $3.5 billion, which expires on December 20, 2001 (the Credit Facility). No borrowings were outstanding under this facility at December 31, 2000. In March 2000, the Corporation filed a shelf registration with the Securities and Exchange Commission (SEC) to provide for the issuance of up to $1 billion in debt securities. The registration statement was declared effective on April 14, 2000. Were the Corporation to issue debt securities under this shelf registration, it would expect to use the net proceeds for general corporate purposes. These purposes may include repayment of other debt, working capital needs, capital expenditures, acquisitions and any other general corporate purpose.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     (Continued)

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

     In connection with the UAE's order for F-16 fighter aircraft discussed previously, in June 2000, the Corporation issued a letter of credit in the amount of $2 billion related to advance payments to be received under the contract. At December 31, 2000, in accordance with the terms of the agreement with the UAE, the amount of the letter of credit available for draw down in the event of the Corporation's nonperformance under the contract was limited to the amount of advance payments received to date, or approximately $900 million. These advance payments were recorded in customer advances and amounts in excess of costs incurred in the Consolidated Balance Sheet at December 31, 2000.

     The Corporation has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain other contracts. At December 31, 2000, the Corporation had contingent liabilities on outstanding letters of credit, guarantees and other arrangements aggregating approximately $940 million.

     The Corporation satisfied its contractual obligation with respect to its guarantee of certain indebtedness of Globalstar with a net payment of $150 million on June 30, 2000 to repay a portion of Globalstar's borrowings under a revolving credit agreement. The Corporation has no remaining guarantees in place related to Globalstar. The Corporation continues to guarantee certain borrowings of Space Imaging LLC (Space Imaging), a joint venture in which the Corporation holds a 46 percent ownership interest. The amount of borrowings outstanding as of December 31, 2000 for which Lockheed Martin was guarantor was approximately $120 million. This amount is included in the aggregate amount of contingent liabilities mentioned in the preceding paragraph.

     The Corporation's investment in Space Imaging is accounted for under the equity method of accounting. At December 31, 2000, the Corporation's investment in and receivables from Space Imaging amounted to approximately $131 million. The Corporation expects to continue to provide debt guarantees of up to $150 million in connection with a new loan facility which Space Imaging is negotiating.

     Effective March 31, 2000, the Corporation converted its 45.9 million shares of Loral Space Series A Preferred Stock into an equal number of shares of Loral Space common stock. The Corporation plans to divest its shares of Loral Space; however, the timing of such divestitures and the related amount of cash received will depend on market conditions.


Environmental Matters

As more fully described in "Note 16--Commitments and Contingencies" of the Notes to Consolidated Financial Statements (Note 16), the Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with its former facilities in Redlands, California. The Corporation estimates that expenditures required to implement work currently approved by the Regional Board related to the Redlands facilities will be approximately $90 million. Also in connection with the Redlands facilities, the Corporation is coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct

--------------------------------------------------------------------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------
December 31, 2000


preliminary studies of the potential health effects of perchlorate exposure in connection with several sites across the country, including the Redlands site. The results of these studies will assist state and federal regulators in setting appropriate action levels for perchlorates in groundwater, which will in turn assist the Corporation in determining its ultimate clean-up obligation, if any, with respect to perchlorates. Also as mentioned in Note 16, since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley (including the cities of Burbank and Glendale) associated with the Corporation's former operations in Burbank, California. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000 (the Agreement), an amount equal to approximately 50 percent of future expenditures for certain remediation activities will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and orders related to the Burbank and Glendale facilities, net of the effects of the Agreement, will be approximately $45 million.

     The Corporation is a party to various other proceedings and potential proceedings related to environmental clean-up issues, including matters at various sites where it has been designated a Potentially Responsible Party (PRP) by the EPA or by a state agency. In the event the Corporation is ultimately found to have liability at those sites where it has been designated a PRP, the Corporation anticipates that the actual burden for the costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Corporation is potentially liable for the full cost of funding such remediation. In the unlikely event that the Corporation was required to fund the entire cost of such remediation, the statutory framework provides that the Corporation may pursue rights of contribution from the other PRPs. Among the variables management must assess in evaluating costs associated with these sites are changing cost estimates, continually evolving governmental environmental standards and cost allowability issues. Therefore, the nature of these environmental matters makes it extremely difficult to estimate the timing and amount of any future costs that may be necessary for remedial actions.

     The Corporation records appropriate financial statement accruals for environmental issues in the period in which it is probable that a liability has been incurred and the amounts can be reasonably estimated. In addition to the matters with respect to the Redlands and Burbank properties and the city of Glendale described above, the Corporation has accrued approximately $190 million at December 31, 2000 for other matters in which an estimate of financial exposure could be determined. Management believes, however, that it is unlikely that any additional liability the Corporation may incur for known environmental issues would have a material adverse effect on its consolidated results of operations or financial position.

     Also as more fully described in Note 16, the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed price contract with the U.S. Department of Energy (DOE) for the remediation of waste found in Pit 9. The Corporation has been unsuccessful to date in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DOE's direction, terminated the Pit 9 contract for default. At the same time, the Corporation filed a lawsuit seeking to overturn the default termination. Subsequently, the Corporation took actions to raise the status of its request for equitable adjustment to a formal claim. Also

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

in 1998, the management contractor, again at the DOE's direction, filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation is defending this action in which discovery has been pending since August 1999. In October 1999, the U.S. Court of Federal Claims stayed the DOE's motion to dismiss the Corporation's lawsuit, finding that the Court has jurisdiction. The Court ordered discovery to commence and gave leave to the DOE to convert its motion to dismiss to a motion for summary judgment if supported by discovery. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.


Other Matters

The Corporation's primary exposure to market risk relates to interest rates and foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include variable rate commercial paper and fixed rate long-term debt. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation may use interest rate swaps to manage its exposure to fluctuations in interest rates; however, there were no such agreements outstanding at December 31, 2000.

     The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions, and related gains and losses on the contracts are recognized in income when the hedged transaction occurs. Effective January 1, 2001, the Corporation began accounting for these contracts under the provisions of SFAS No. 133, as amended. At December 31, 2000, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.









--------------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Matters" on page 55 of this report, and "Derivative financial instruments" and "New accounting pronouncements" in "Note 1 - Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" on page 64 this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           THE CORPORATION'S RESPONSIBILITY FOR FINANCIAL REPORTING
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------

     The management of Lockheed Martin prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report. The consolidated financial statements, which include amounts based on estimates and judgments, have been prepared in accordance with accounting principles generally accepted in the United States.

     In recognition of its responsibility for the integrity and objectivity of data in the financial statements, the Corporation maintains a system of internal accounting controls designed and intended to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. An environment that provides for an appropriate level of control consciousness is maintained and monitored and includes examinations by an internal audit staff and by the independent auditors in connection with their annual audit.

     Essential to the Corporation's internal control system is management's dedication to the highest standards of integrity, ethics and social responsibility. In connection therewith, management has issued the Code of Ethics and Business Conduct and written policy statements that cover, among other topics, environmental protection, potentially conflicting outside interests of employees, proper business practices, and adherence to high standards of conduct and practices in dealings with customers, including the U.S. Government. The importance of ethical behavior is regularly communicated to all employees through the distribution of the Code of Ethics and Business Conduct, and through ongoing education and review programs designed to create a strong compliance environment.

     The Audit and Ethics Committee of the Board of Directors is composed of six outside directors. This Committee meets periodically with the independent auditors, internal auditors and management to review their activities. Both the independent auditors and the internal auditors have unrestricted access to meet with members of the Audit and Ethics Committee, with or without management representatives present.

     The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, whose report follows.



/s/ Robert J. Stevens
---------------------
Robert J. Stevens
President and Chief Operating Officer


/s/ Christopher E. Kubasik
--------------------------
Christopher E. Kubasik
Vice President and Chief Financial Officer
Acting Controller

--------------------------------------------------------------------------------

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------


Board of Directors and Stockholders
Lockheed Martin Corporation

     We have audited the accompanying consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 1999 the Corporation adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."


Ernst & Young LLP


Washington D.C.
January 22, 2001

--------------------------------------------------------------------------------
                                                                         Page 57

                     CONSOLIDATED STATEMENT OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------


                                                                                             Year ended December 31,
(In millions, except per share data)                                                   2000              1999             1998
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $25,329           $25,530          $26,266
Cost of sales                                                                        23,715            23,865           23,914
------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                              1,614             1,665            2,352
Other income and expenses, net                                                         (409)              344              170
------------------------------------------------------------------------------------------------------------------------------
                                                                                      1,205             2,009            2,522
Interest expense                                                                        919               809              861
------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, extraordinary item and
  cumulative effect of change in accounting                                             286             1,200            1,661
Income tax expense                                                                      710               463              660
------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before extraordinary item and
  cumulative effect of change in accounting                                            (424)              737            1,001
Extraordinary loss on early extinguishment of debt                                      (95)               --               --
Cumulative effect of change in accounting                                                --              (355)              --
------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                                                 $  (519)          $   382          $ 1,001
==============================================================================================================================
(Loss) earnings per common share:
Basic:
  Before extraordinary item and cumulative effect of change in accounting           $ (1.05)          $  1.93          $  2.66
  Extraordinary loss on early extinguishment of debt                                   (.24)               --               --
  Cumulative effect of change in accounting                                              --              (.93)              --
------------------------------------------------------------------------------------------------------------------------------
                                                                                    $ (1.29)          $  1.00          $  2.66
Diluted:
  Before extraordinary item and cumulative effect of change in accounting           $ (1.05)          $  1.92          $  2.63
  Extraordinary loss on early extinguishment of debt                                   (.24)               --               --
  Cumulative effect of change in accounting                                              --              (.93)              --
------------------------------------------------------------------------------------------------------------------------------
                                                                                    $ (1.29)          $   .99          $  2.63
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------


                                                                                             Year ended December 31,
(In millions)                                                                         2000              1999              1998
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities

(Loss) earnings before extraordinary item and
  cumulative effect of change in accounting                                        $  (424)          $   737          $  1,001
Adjustments to reconcile (loss) earnings before extraordinary item and cumulative effect of change in accounting to net cash provided by operating activities:
    Depreciation and amortization                                                      518               529               569
    Amortization of intangible assets                                                  450               440               436
    Deferred federal income taxes                                                      (84)              293               203
    Loss related to AES Transaction                                                    547                --                --
    Gain on sale of Control Systems business                                          (325)               --                --
    Impairment loss related to ACeS                                                    125                --                --
    Changes in operating assets and liabilities:
      Receivables                                                                      108               130               809
      Inventories                                                                     (187)             (404)           (1,183)
      Customer advances and amounts in excess of costs incurred                        387               313               329
      Income taxes                                                                     522              (284)              189
      Other                                                                            379              (677)             (322)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                    2,016             1,077             2,031
===============================================================================================================================
Investing Activities

Expenditures for property, plant and equipment                                        (500)             (669)             (697)
AES Transaction                                                                      1,670                --                --
Sale of Control Systems business                                                       510                --                --
Sale of shares of Inmarsat                                                             164                --                --
COMSAT Tender Offer                                                                     --            (1,203)               --
Sale of interest in L-3                                                                 --               263                --
Additional investments in affiliated companies                                        (257)             (170)               --
Other                                                                                  175               141               242
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) investing activities                         1,762            (1,638)             (455)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities

Net decrease in short-term borrowings                                                 (463)             (868)             (151)
Increases in long-term debt                                                             --             2,994               266
Repayments and early extinguishment of long-term debt                               (2,096)           (1,067)           (1,136)
Issuances of common stock                                                               14                17                91
Common stock dividends                                                                (183)             (345)             (310)
Other                                                                                   --                --               (51)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash (used for) provided by financing activities                        (2,728)              731            (1,291)
-------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                            1,050               170               285
Cash and cash equivalents at beginning of year                                         455               285                --
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                           $ 1,505           $   455          $    285
===============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                                         Page 59

                          CONSOLIDATED BALANCE SHEET
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------


                                                                                                             December 31,
(In millions)                                                                                           2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                          $ 1,505           $   455
  Receivables                                                                                          4,195             4,348
  Inventories                                                                                          3,825             4,051
  Deferred income taxes                                                                                1,236             1,237
  Other current assets                                                                                   498               605
-------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                              11,259            10,696

Property, plant and equipment                                                                          3,446             3,634
Investments in equity securities                                                                       2,433             2,210
Intangible assets related to contracts and programs acquired                                           1,088             1,259
Cost in excess of net assets acquired                                                                  8,855             9,162
Prepaid pension cost                                                                                   1,794             1,397
Other assets                                                                                           1,474             1,903
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $30,349           $30,261
===============================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                                   $ 1,184           $ 1,228
  Customer advances and amounts in excess of costs incurred                                            4,780             4,655
  Salaries, benefits and payroll taxes                                                                 1,038               941
  Income taxes                                                                                           519                51
  Short-term borrowings                                                                                   12               475
  Current maturities of long-term debt                                                                   882                52
  Other current liabilities                                                                            1,760             1,410
-------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                         10,175             8,812

Long-term debt                                                                                         9,065            11,427
Post-retirement benefit liabilities                                                                    1,647             1,805
Deferred income taxes                                                                                    736               517
Other liabilities                                                                                      1,566             1,339

Stockholders' equity:
  Common stock, $1 par value per share                                                                   431               398
  Additional paid-in capital                                                                           1,789               222
  Retained earnings                                                                                    5,199             5,901
  Unearned ESOP shares                                                                                  (115)             (150)
  Accumulated other comprehensive loss                                                                  (144)              (10)
-------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                         7,160             6,361
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $30,349           $30,261
===============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                                         Page 60

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------


                                                                                       Accumulated
                                                     Additional             Unearned      Other        Total
                                             Common    Paid-In   Retained     ESOP    Comprehensive Stockholders'  Comprehensive
(In millions, except per share data)          Stock    Capital   Earnings    Shares       Loss        Equity       Income (Loss)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  $194     $   25      $5,173     $(216)      $  --        $5,176

Net earnings                                    --         --       1,001        --          --         1,001         $1,001
Common stock dividends declared
  ($.82 per share)                              --         --        (310)       --          --          (310)            --
Stock awards and options,
  and ESOP activity                              2        204          --        34          --           240             --
Stock issued for acquisitions                   --         38          --        --          --            38             --
Other comprehensive loss                        --         --          --        --          (8)           (8)            (8)
Two-for-one stock split                        197       (197)         --        --          --            --             --
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   393         70       5,864      (182)         (8)        6,137         $  993
                                                                                                                      ======
Net earnings                                    --         --         382        --          --           382         $  382
Common stock dividends declared
  ($.88 per share)                              --         --        (345)       --          --          (345)            --
Stock awards and options,
  and ESOP activity                              5        152          --        32          --           189             --
Other comprehensive loss                        --         --          --        --          (2)           (2)            (2)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   398        222       5,901      (150)        (10)        6,361         $  380
                                                                                                                      ======
Net loss                                        --         --        (519)       --          --          (519)        $ (519)
Common stock dividends declared
  ($.44 per share)                              --         --        (183)       --          --          (183)            --
Stock awards and options,
  and ESOP activity                              6        177          --        35          --           218             --
Stock issued in COMSAT Merger                   27      1,319          --        --          --         1,346             --
COMSAT stock options assumed                    --         71          --        --          --            71             --
Other comprehensive loss                        --         --          --        --        (134)         (134)          (134)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  $431     $1,789      $5,199     $(115)      $(144)       $7,160         $ (653)
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                                         Page 61

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000


Note 1--Summary of Significant Accounting Policies

Organization--Lockheed Martin Corporation (Lockheed Martin or the Corporation) is engaged in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. Its products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics, information systems and telecommunications. The Corporation serves customers in both domestic and international defense and commercial markets, with its principal customers being agencies of the U.S. Government.

Basis of consolidation and use of estimates--The consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Classifications--Receivables and inventories are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets. Certain amounts for prior years have been reclassified to conform with the 2000 presentation.

Cash and cash equivalents--Cash and cash equivalents are net of outstanding checks that are funded daily as presented for payment. Cash equivalents are generally comprised of highly liquid instruments with maturities of three months or less when purchased. Due to the short maturity of these instruments, carrying value on the Corporation's Consolidated Balance Sheet approximates fair value.

Receivables--Receivables consist of amounts billed and currently due from customers, and include unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. As such revenues are recognized, appropriate amounts of customer advances and progress payments are reflected as an offset to the related accounts receivable balance.

Inventories--Inventories are stated at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production, allocable operating overhead and, where appropriate, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances and progress payments. Such advances and progress payments are reflected as an offset against the related inventory balances. General and administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred. Costs of other product and supply inventories are principally determined by the first-in, first-out or average cost methods.

Property, plant and equipment--Property, plant and equipment are carried principally at cost. Depreciation is provided on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets; thereafter, straight-line depreciation generally is used. Estimated useful lives generally range from 10 years to 40 years for buildings and 5 years to 15 years for machinery and equipment.

Investments in equity securities--Investments in equity securities include the Corporation's ownership interests in affiliated companies accounted for under the equity method of accounting. Under this method of accounting, which generally applies to investments that represent a 20 percent to 50 percent ownership of the equity securities of the investees, the Corporation's share of the earnings of the affiliated companies is included in other income and expenses. The Corporation recognizes currently gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees. These gains

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

or losses are also included in other income and expenses. Investments in equity securities also include the Corporation's ownership interests in companies in which its investment represents less than 20 percent. These investments are generally accounted for under the cost method of accounting.

Intangible assets--Intangible assets related to contracts and programs acquired are amortized over the estimated periods of benefit (15 years or less) and are displayed in the Consolidated Balance Sheet net of accumulated amortization of $1,085 million and $958 million at December 31, 2000 and 1999, respectively. Cost in excess of net assets acquired (goodwill) is amortized ratably over appropriate periods, generally 30 to 40 years, and is displayed on the Consolidated Balance Sheet net of accumulated amortization of $1,184 million and $1,373 million at December 31, 2000 and 1999, respectively. The carrying values of intangible assets, as well as other long-lived assets, are reviewed for impairment if changes in the facts and circumstances indicate potential impairment of their carrying values. Any impairment determined is recorded in the current period and is measured by comparing the discounted cash flows of the related business operations to the appropriate carrying values.

Customer advances and amounts in excess of costs incurred--The Corporation receives advances and progress payments from customers in excess of costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances and progress payments, other than those reflected as an offset to accounts receivable or inventories as discussed above, are classified as current liabilities.

Environmental matters--The Corporation records a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. A substantial portion of these costs are expected to be reflected in sales and cost of sales pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, an asset is recorded for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. The portion of those costs expected to be allocated to commercial business is reflected in cost of sales at the time the liability is established.

Sales and earnings--Sales and anticipated profits under long-term fixed-price production contracts are recorded on a percentage of completion basis, generally using units of delivery as the measurement basis for effort accomplished. Estimated contract profits are taken into earnings in proportion to recorded sales. Sales under certain long-term fixed-price contracts which, among other things, provide for the delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion.

     Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Sales of products and services provided essentially under commercial terms and conditions are recorded upon shipment or completion of specified tasks.

     Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs.

     When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000


Research and development and similar costs--Corporation-sponsored research and development costs primarily include research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, these costs are generally included as part of the general and administrative costs that are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, the Corporation's portion of such unreimbursed costs is expensed as incurred. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Derivative financial instruments--The Corporation may use derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. Forward exchange contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions. Gains and losses on these contracts are recognized in income when the hedged transactions occur. At December 31, 2000, the fair values of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes. Effective January 1, 2001, the Corporation began to account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Stock-based compensation--The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Corporation has adopted those provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

Comprehensive income--Comprehensive income (loss) for the Corporation consists primarily of net earnings (loss), after-tax foreign currency translation adjustments and after-tax unrealized gains and losses on available-for-sale securities. At December 31, 2000, 1999 and 1998, the accumulated balances of other comprehensive income related to foreign currency translation adjustments were insignificant. For the year ended December 31, 2000, other comprehensive loss included net unrealized losses, net of income tax benefits, of $129 million, primarily related to the temporary decline in value of the Corporation's investment in Loral Space & Communications, Ltd. (Loral Space).

New accounting pronouncements--Effective January 1, 2001, the Corporation adopted SFAS No. 133. This Statement requires the recognition of all derivative financial instruments as either assets or liabilities in the Consolidated Balance Sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings. The effect of adopting SFAS No. 133 was not material to the Corporation's consolidated results of operations, cash flows, or financial position.

     Effective January 1, 1999, the Corporation adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-5, "Reporting on the Costs

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

of Start-Up Activities." This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which reduced net earnings for the year ended December 31, 1999 by $355 million, or $.93 per diluted share. The cumulative effect adjustment was recorded net of income tax benefits of $227 million, and was primarily composed of approximately $560 million of costs previously included in inventories.

Note 2--Business Combination with COMSAT Corporation

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

     On August 3, 2000, pursuant to the terms of the Merger Agreement, the second phase of the transaction was accomplished and the Merger was consummated. On that date, each share of COMSAT common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Corporation) was converted into the right to receive one share of Lockheed Martin common stock in a tax-free exchange. The total amount recorded related to this phase of the transaction was approximately $1.3 billion based on the Corporation's issuance of approximately 27.5 million shares of its common stock at a price of $49 per share. This price per share represents the average of the price of Lockheed Martin's common stock a few days before and after the announcement of the transaction in September 1998.

     The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of $76 million in cash balances acquired. The COMSAT transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded in 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. These adjustments included certain amounts totaling approximately $2.1 billion, composed of adjustments to record investments in equity securities acquired at their fair values and cost in excess of net assets acquired, which will be amortized over an estimated life of 30 years. A summary of assets acquired and liabilities assumed as of the acquisition date follows:

(In millions)
------------------------------------------------------------------------
Working capital, excluding cash acquired                       $  (99)
Property, plant and equipment                                     243
Investments in equity securities                                1,793
Cost in excess of net assets acquired                           1,439
Other assets                                                      171
Long-term debt                                                   (334)
Post-retirement benefit liabilities                               (38)
Deferred income taxes                                            (455)
Other liabilities                                                (165)
------------------------------------------------------------------------
  Net investment                                                2,555
  Cash acquired                                                    76
------------------------------------------------------------------------
    Total cost of acquisition                                  $2,631
------------------------------------------------------------------------

     The following unaudited pro forma combined earnings data present the results of operations of the Corporation and COMSAT for the years ended December 31, 2000 and 1999, as if the Merger had been consummated at the beginning of the periods presented. The pro forma

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000



combined earnings data does not purport to be indicative of the results of operations that would have resulted if the COMSAT transaction had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

(In millions, except per share data)                  2000        1999
--------------------------------------------------------------------------
Net sales                                           $25,674     $26,072
(Loss) earnings before
  extraordinary item and cumulative
  effect of change in accounting                       (413)        639
Net (loss) earnings                                    (508)        284

(Loss) earnings per common share:
Basic:
  Before extraordinary item and
    cumulative effect of change
    in accounting                                      (.98)       1.56(a)
  (Loss) earnings per common share                    (1.21)        .69(a)
Diluted:
  Before extraordinary item and
    cumulative effect of change
    in accounting                                      (.98)       1.55(a)
  (Loss) earnings per common share                    (1.21)        .69(a)
--------------------------------------------------------------------------

(a) The differences between these amounts and the respective earnings per share amounts presented on the Consolidated Statement of Operations relate primarily to the estimated effects of interest on the debt to finance the Tender Offer which was, for purposes of this pro forma presentation, assumed to have been issued on January 1, 1999.

     The Corporation has consolidated the operations of COMSAT with the results of operations of Lockheed Martin Global Telecommunications, Inc. (LMGT), a wholly-owned subsidiary of the Corporation, from August 1, 2000.

Note 3--Divestiture Activities

In July 2000, the Corporation decided to sell its Aerospace Electronics Systems
(AES) businesses and announced that it had reached a definitive agreement to sell these businesses to BAE SYSTEMS, North America Inc. (BAE SYSTEMS) for $1.67 billion in cash (the AES Transaction). As a result of this decision, the Corporation classified the assets of these businesses as "held for disposal" under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The sum of the carrying value of the net assets of the AES businesses and estimated transaction costs exceeded the sales price per the definitive sales agreement. Therefore, the Corporation recorded an impairment loss in the third quarter of 2000 to adjust the book values of the assets to be disposed of to their fair values. Based on preliminary calculations and analyses, the Corporation recorded a loss, including state income taxes, of approximately $755 million. The loss negatively impacted the net loss for the third quarter by approximately $980 million, or $2.42 per diluted share. The AES Transaction closed in November 2000. In connection with the closing, the Corporation refined certain estimates included in its calculation of the loss on the transaction based on more current information and analyses. As a result, the Corporation recorded an adjustment in the fourth quarter of 2000 to reduce the amount of the loss, net of state income taxes, by $157 million, which increased fourth quarter net earnings by $102 million. In total for the year ended December 31, 2000, the Corporation recorded a nonrecurring and unusual loss of $598 million related to the AES Transaction which is included in other income and expenses. The loss negatively impacted the net loss for 2000 by $878 million, or $2.18 per diluted share.

     On September 25, 2000, the Corporation consummated the sale of Lockheed Martin Control Systems (Control Systems) to BAE SYSTEMS for $510 million in cash. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain favorably impacted the net loss for 2000 by $180 million, or $.45 per diluted share.

     In September 2000, the Corporation completed the sale of approximately one-third of its interest in Inmarsat Ventures Limited (Inmarsat) for $164 million. The investment

--------------------------------------------------------------------------------
                                                                         Page 66

-------------------------------------------------------------------------------
                                                                     (Continued)

in Inmarsat was acquired as part of COMSAT in conjunction with the Merger. As a result of the transaction, the Corporation's interest in Inmarsat was reduced from approximately 22% to 14%. The sale of shares in Inmarsat did not impact the Corporation's results of operations for 2000.

     In March 1997, the Corporation repositioned 10 of its non-core business units as a new independent company, L-3 Communications Holdings, Inc. (L-3), in which the Corporation retained an approximate 35 percent ownership interest at closing. In May 1998, L-3 completed an initial public offering which resulted in a reduction in the Corporation's ownership to approximately 25 percent and the recognition of a gain, net of state income taxes, of $18 million. The gain increased net earnings by $12 million, or $.03 per diluted share. In 1999, the Corporation sold its remaining interest in L-3 in two separate transactions. On a combined basis, these transactions resulted in a nonrecurring and unusual gain, net of state income taxes, of $155 million which increased net earnings by $101 million, or $.26 per diluted share.

     In September 1999, the Corporation sold its interest in Airport Group International Holdings, LLC which resulted in a nonrecurring and unusual gain, net of state income taxes, of $33 million in other income and expenses. In October 1999, the Corporation exited its commercial 3D graphics business through consummation of a series of transactions which resulted in the sale of its interest in Real 3D, Inc., a majority-owned subsidiary, and a nonrecurring and unusual gain, net of state income taxes, of $33 million in other income and expenses. On a combined basis, these transactions increased net earnings by $43 million, or $.11 per diluted share.

Note 4--Restructuring and Other Charges

In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. This charge decreased net earnings by $183 million, or $.48 per diluted share. As of December 31, 1999, CalComp had, among other actions, sold substantially all of its assets, terminated substantially all of its work force, and initiated the corporate dissolution process under the applicable state and foreign government statutes. The financial impacts of these actions were less than anticipated in the Corporation's plans and estimates and, in the fourth quarter of 1999, the Corporation reversed approximately 10 percent of the original charge recorded in 1998. As of December 31, 2000, the Corporation had substantially completed the shutdown of CalComp's operations. Based on management's assessment of the remaining actions to be taken to complete initiatives contemplated in the Corporation's original plans and estimates, the Corporation reversed approximately $33 million of the original charge, which favorably impacted the net loss for 2000 by $21 million, or $.05 per diluted share. While uncertainty remains concerning the resolution of matters in dispute or litigation, management believes that the remaining amount recorded at December 31, 2000, which represents approximately 10 percent of the original charge, is adequate to provide for resolution of these matters and to complete the dissolution process.

     During 1997 and 1996, the Corporation recorded nonrecurring and unusual charges, net of state income tax benefits, which in the aggregate totaled $764 million. These charges reflected the estimated effects of exiting non-strategic lines of business and impairment in the values of various non-core investments and certain other assets, and included estimated costs for facility closings and transfers of programs related to the Corporation's acquisition of Loral Corporation in April 1996. All initiatives undertaken as part of the 1997 and 1996 charges had been completed as of December 31, 2000, other than actions contemplated as part of the Corporation's exit from a certain environmental remediation line of business and a fixed price systems development line

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000


of business in the area of children and family services. In 1999, the Corporation recorded an additional charge of approximately $40 million related to these remaining initiatives. The estimated costs related to these remaining initiatives represent approximately 30 percent of the total amounts recorded. During 2000, there were no further adjustments associated with these charges. The amounts recorded in the Consolidated Balance Sheet at December 31, 2000 related to these actions are, in the opinion of management, adequate to complete the remaining initiatives originally contemplated in the 1997 and 1996 charges.

     Under existing U.S. Government regulations, certain costs incurred for consolidation actions that can be demonstrated to result in savings in excess of the cost to implement can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of the Corporation's products and services. Included in the Consolidated Balance Sheet at December 31, 2000 is approximately $300 million of deferred costs related primarily to consolidation actions undertaken in connection with the formation of Lockheed Martin in 1995 that will be recognized in future sales and cost of sales.

Note 5--Earnings Per Share

Basic and diluted per share results for all periods presented were computed based on the net loss or net earnings for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic (loss) earnings per share and, for 1999 and 1998, this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted (loss) earnings per share. The diluted loss per share for 2000 was computed in the same manner as the basic loss per share, since adjustments related to the dilutive effects of stock options would have been antidilutive.

     The following table sets forth the computations of basic and diluted (loss) earnings per share:

(In millions, except per share data)             2000      1999       1998
-----------------------------------------------------------------------------
Net (loss) earnings:

(Loss) earnings before
  extraordinary item and
  cumulative effect of change
  in accounting                               $  (424)    $  737    $ 1,001
Extraordinary loss on early
  extinguishment of debt                          (95)        --         --
Cumulative effect of change
  in accounting                                    --       (355)        --
-----------------------------------------------------------------------------
Net (loss) earnings for basic
  and diluted computations                    $  (519)    $  382    $ 1,001
-----------------------------------------------------------------------------
Average common shares
  outstanding:

Average number of common
  shares outstanding for
  basic computations                            400.8      382.3      376.5
Dilutive stock options--based
  on the treasury stock method                     --(a)     1.8        4.6
-----------------------------------------------------------------------------
Average number of common
  shares outstanding for
  diluted computations                          400.8(a)   384.1      381.1
-----------------------------------------------------------------------------
(Loss) earnings per share:

Basic:
  Before extraordinary item
    and cumulative effect of
    change in accounting                      $ (1.05)    $ 1.93    $  2.66
  Extraordinary loss on early
    extinguishment of debt                       (.24)        --         --
  Cumulative effect of change
    in accounting                                  --       (.93)        --
-----------------------------------------------------------------------------
                                              $ (1.29)    $ 1.00    $  2.66
Diluted:
  Before extraordinary item
    and cumulative effect of
    change in accounting                      $ (1.05)    $ 1.92    $  2.63
  Extraordinary loss on early
    extinguishment of debt                       (.24)        --         --
  Cumulative effect of change
    in accounting                                  --       (.93)        --
-----------------------------------------------------------------------------
                                              $ (1.29)    $  .99    $  2.63
-----------------------------------------------------------------------------

(a) In accordance with SFAS No. 128, the average number of common shares used in the calculation of the diluted loss per share before extraordinary item and cumulative effect of change in accounting has not been adjusted for the effects of 2.3 million dilutive stock options, as such adjustment would have been antidilutive.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                    (Continued)


Note 6--Receivables

(In millions)                               2000       1999
------------------------------------------------------------
U.S. Government:
  Amounts billed                          $ 1,143    $   927
  Unbilled costs and accrued profits        2,289      2,300
  Less customer advances and
    progress payments                        (457)      (395)
Commercial and foreign governments:
  Amounts billed                              725        644
  Unbilled costs and accrued profits,
    primarily related to
    commercial contracts                      664        963
  Less customer advances and
    progress payments                        (169)       (91)
------------------------------------------------------------
                                          $ 4,195    $ 4,348
============================================================

     Approximately $169 million of the December 31, 2000 unbilled costs and accrued profits are not expected to be recovered within one year.

Note 7--Inventories

(In millions)                               2000       1999
------------------------------------------------------------
Work in process, commercial
  launch vehicles                         $ 1,175    $ 1,514
Work in process, primarily related
  to other long-term contracts and
  programs in progress                      3,834      3,879
Less customer advances and
  progress payments                        (1,864)    (1,848)
------------------------------------------------------------
                                            3,145      3,545
Other inventories                             680        506
------------------------------------------------------------
                                          $ 3,825    $ 4,051
============================================================

     Work in process inventories related to commercial launch vehicles include costs for launch vehicles, both under contract and not under contract, including approximately $120 million of unamortized deferred costs at December 31, 2000 for launch vehicles not under contract related to the commercial Atlas and the Evolved Expendable Launch Vehicle (Atlas V) programs. At December 31, 2000 and 1999, commercial launch vehicle inventories included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $657 million and $903 million, respectively, for the manufacture of launch vehicles and related launch services.

     Work in process inventories at December 31, 2000 related to other long-term contracts and programs in progress included approximately $50 million of unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program.

     Approximately $1.5 billion of costs included in 2000 inventories, including approximately $565 million advanced to Russian manufacturers, are not expected to be recovered within one year.

     An analysis of general and administrative costs, including research and development costs, included in work in process inventories follows:

(In millions)                    2000        1999       1998
------------------------------------------------------------
Beginning of year             $   493     $   693    $   533
Incurred during the year        1,950       2,354      2,469
Charged to cost of
  sales during the year:
    Research and
      development                (647)       (822)      (864)
    Other general and
      administrative           (1,401)     (1,732)    (1,445)
------------------------------------------------------------
End of year                   $   395     $   493    $   693
============================================================

     In addition, included in cost of sales in 2000, 1999 and 1998 were general and administrative costs, including research and development costs, of approximately $672 million, $509 million and $490 million, respectively, incurred by commercial business units or programs.

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000

Note 8--Property, Plant and Equipment

(In millions)                                2000       1999
------------------------------------------------------------
Land                                      $   174    $   218
Buildings                                   2,931      3,027
Machinery and equipment                     5,334      5,662
------------------------------------------------------------
                                            8,439      8,907
Less accumulated depreciation
  and amortization                         (4,993)    (5,273)
------------------------------------------------------------
                                          $ 3,446    $ 3,634
============================================================

Note 9--Investments in Equity Securities

(In millions)                                2000       1999
------------------------------------------------------------
Equity method investments:
  International Telecommunications
    Satellite Organization (INTELSAT)     $ 1,201    $    --
  Astrolink International, LLC                266        148
  Americom Asia-Pacific, LLC                  138        114
  Space Imaging, LLC                           67         86
  ACeS International, Ltd.                     32        163
  COMSAT                                       --      1,188
  Other                                        79         72
------------------------------------------------------------
                                            1,783      1,771
Cost method investments:
  Inmarsat                                    270         --
  New Skies Satellites, N.V.                  188         --
  Loral Space                                 146        393
  Other                                        46         46
------------------------------------------------------------
                                              650        439
------------------------------------------------------------
                                          $ 2,433    $ 2,210
============================================================

     The carrying value of the Corporation's 22.5 percent investment in INTELSAT exceeds the Corporation's share of INTELSAT's net assets by approximately $700 million, and this amount is being amortized ratably over 30 years. The Corporation has commitments to provide additional funding to Astrolink International, LLC totaling approximately $140 million at December 31, 2000.

     In the fourth quarter of 2000, the Corporation recorded a nonrecurring and unusual charge, net of state income tax benefits, of $117 million related to impairment of its investment in ACeS International, Ltd. (ACeS) due to an other than temporary decline in the value of the investment. ACeS is a joint venture in which the Corporation holds a 33 percent interest at December 31, 2000. ACeS operates the Asian Cellular Satellite System, a geostationary mobile satellite system serving Southeast Asia which was placed in commercial operation in the fourth quarter of 2000. The spacecraft has experienced an anomaly that may reduce the overall capacity of the system by about 30 to 35 percent. The decline in the value of the investment was assessed to be other than temporary as a result of the reduced business prospects due to this anomaly as well as overall market conditions. The adjustment reduced net earnings by $77 million, or $0.19 per share.

Note 10--Debt

Type (Maturity Dates)

(In millions, except           Range of
interest rate data)         Interest Rates    2000        1999
--------------------------------------------------------------
Notes (2001-2022)             5.7 - 9.4%     $5,202    $ 6,778
Debentures (2011-2036)        7.0 - 9.1%      4,312      4,407
Monthly Income
  Preferred Securities            8.125%        200         --
ESOP obligations
  (2001-2004)                       8.4%        177        217
Other obligations
  (2001-2016)                 1.0 -12.7%         56         77
--------------------------------------------------------------
                                              9,947     11,479
Less current maturities                        (882)       (52)
--------------------------------------------------------------
                                             $9,065    $11,427
==============================================================

     In November 2000, the Corporation commenced tender offers for the purchase of up to $1.95 billion in principal amount of six issues of debt securities then outstanding. Such debt securities included a combination of notes and debentures. In December 2000, the Corporation purchased approximately $1.9 billion in principal amount of the debt securities included in the tender offers, the majority of which were notes. The repurchase of the debt securities resulted in an extraordinary loss on early extinguishment of debt, net of $61 million in income tax benefits, of $95 million.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

     In connection with the Merger, the Corporation recorded at fair value approximately $410 million of COMSAT debt obligations in its Consolidated Balance Sheet. COMSAT's debt obligations consisted of approximately $210 million in notes, and $200 million in Monthly Income Preferred Securities (MIPS) issued by a wholly-owned subsidiary of COMSAT. The MIPS, which were issued at a par value of $25 per share, require the payment of dividends at an annual rate of 8.125%, and became callable beginning in July 2000. The MIPS are fully and unconditionally guaranteed by COMSAT and the Corporation.

     As of December 31, 2000, the Corporation had $1.3 billion of notes outstanding which had been issued to a wholly-owned subsidiary of General Electric Company (GE). The notes are due November 17, 2002 and bear interest at a rate of approximately 6%. The agreements relating to these notes require that, so long as the aggregate principal amount of the notes exceeds $1.0 billion, the Corporation will recommend to its stockholders the election of one person designated by GE to serve as a director of the Corporation.

     The registered holders of $300 million of 40 year Debentures issued in 1996 may elect, between March 1 and April 1, 2008, to have their Debentures repaid by the Corporation on May 1, 2008.

     Included in Debentures are $114 million of 7% obligations ($175 million at face value) which were originally sold at approximately 54 percent of their principal amount. These Debentures, which are redeemable in whole or in part at the Corporation's option at 100 percent of their face value, have an effective yield of 13.25%.

     A leveraged employee stock ownership plan (ESOP) incorporated into the Corporation's salaried savings plan borrowed $500 million through a private placement of notes in 1989. These notes are being repaid in quarterly installments over terms ending in 2004. The ESOP note agreement stipulates that, in the event that the ratings assigned to the Corporation's long-term senior unsecured debt are below investment grade, holders of the notes may require the Corporation to purchase the notes and pay accrued interest. These notes are obligations of the ESOP but are guaranteed by the Corporation and included as debt in the Corporation's Consolidated Balance Sheet.

     At the end of 2000, the Corporation had a $3.5 billion revolving credit facility which matures on December 20, 2001 (the Credit Facility). Borrowings under the Credit Facility would be unsecured and bear interest at rates based, at the Corporation's option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank's obligation to make loans under the Credit Facility is subject to, among other things, compliance by the Corporation with various representations, warranties and covenants, including, but not limited to, covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber their assets and a covenant not to exceed a maximum leverage ratio. There were no borrowings outstanding under the Credit Facility at December 31, 2000.

     The Credit Facility supported commercial paper borrowings of approximately $475 million outstanding at December 31, 1999. The weighted average interest rate for commercial paper outstanding at December 31, 1999 was 6.6%.

     The Corporation's long-term debt maturities for the five years following December 31, 2000 are: $882 million in 2001; $1,334 million in 2002; $767 million in 2003; $137 million in 2004; $16 million in 2005; and $6,811 million thereafter.

     Certain of the Corporation's other financing agreements contain restrictive covenants relating to debt, limitations on encumbrances and sale and lease-back transactions, and provisions which relate to certain changes in control.

     The estimated fair values of the Corporation's long-term debt instruments at December 31, 2000, aggregated approximately $10.4 billion, compared with a carrying


--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000


amount of approximately $9.9 billion. The fair values were estimated based on quoted market prices for those instruments publicly traded. For privately placed debt, the fair values were estimated based on the quoted market prices for similar issues, or on current rates offered to the Corporation for debt with similar remaining maturities. Unless otherwise indicated elsewhere in the Notes to Consolidated Financial Statements, the carrying values of the Corporation's other financial instruments approximate their fair values.

     In June 2000, the Corporation was notified that Globalstar Telecommunications, L.P. (Globalstar) failed to repay borrowings of $250 million under a revolving credit agreement on which Lockheed Martin was a partial guarantor. In connection with its contractual obligation under the guarantee, on June 30, 2000, the Corporation paid $207 million to the lending institutions from which Globalstar had borrowed, which included applicable interest and fees. On that same date, Loral Space & Communications, Ltd. (Loral Space), under a separate indemnification agreement between the Corporation and Loral Space, paid Lockheed Martin $57 million. The Corporation is entitled to repayment by Globalstar of the remaining $150 million paid under the guarantee, but has not as yet reached agreement with respect to the form and timing of such repayment. In light of the uncertainty of the situation regarding the amounts due from Globalstar, the Corporation recorded a nonrecurring and unusual charge in the second quarter of 2000, net of state income tax benefits, of approximately $141 million in other income and expenses. The charge negatively impacted the net loss for 2000 by $91 million, or $.23 per diluted share.

     Interest payments were $947 million in 2000, $790 million in 1999 and $856 million in 1998.

Note 11--Income Taxes

The provision for federal and foreign income taxes consisted of the following components:

(In millions)                      2000       1999       1998
-------------------------------------------------------------
Federal income taxes:
  Current                          $763       $136       $432
  Deferred                          (84)       293        203
-------------------------------------------------------------
    Total federal income taxes      679        429        635
Foreign income taxes                 31         34         25
-------------------------------------------------------------
    Total income taxes provided    $710       $463       $660
=============================================================

     Net provisions for state income taxes are included in general and administrative expenses, which are primarily allocable to government contracts. Such state income taxes were $100 million for 2000, $22 million for 1999 and $70 million for 1998.

     The Corporation's effective income tax rate varied from the statutory federal income tax rate because of the following differences:

                                   2000       1999       1998
-------------------------------------------------------------
Statutory federal tax rate         35.0%      35.0%      35.0%
Increase (reduction)
  in tax rate from:
    Nondeductible
      amortization                 29.5        7.6        5.5
    Revisions to prior years'
      estimated liabilities         4.4       (6.0)      (2.4)
    Divestitures                  176.7         --        1.1
    Other, net                      2.4        2.0         .5
-------------------------------------------------------------
                                  248.0%      38.6%      39.7%
=============================================================


--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

     The primary components of the Corporation's federal deferred income tax assets and liabilities at December 31 were as follows:

(In millions)                                          2000       1999
----------------------------------------------------------------------
Deferred tax assets related to:
  Accumulated post-retirement
    benefit obligations                              $  590     $  632
  Contract accounting methods                           416        587
  Accrued compensation and benefits                     259        248
  Other                                                 267        165
----------------------------------------------------------------------
                                                      1,532      1,632
Deferred tax liabilities related to:
  Intangible assets                                     409        436
  Prepaid pension asset                                 535        383
  Property, plant and equipment                          88         93
----------------------------------------------------------------------
                                                      1,032        912
----------------------------------------------------------------------
  Net deferred tax assets                            $  500     $  720
======================================================================

     Federal and foreign income tax payments, net of refunds received, were $249 million in 2000, $530 million in 1999 and $228 million in 1998.

Note 12--Other Income and Expenses, Net

(In millions)                               2000       1999       1998
----------------------------------------------------------------------
Equity in earnings of
  equity investees                         $  60     $   18       $ 39
Interest income                               89         33         38
Gain on sales of surplus real estate          28         57         35
Royalty income                                15         17         19
Loss related to the AES Transaction         (598)        --         --
Gain on sale of Control Systems              302         --         --
Charge related to Globalstar guarantee      (141)        --         --
Impairment loss on ACeS                     (117)        --         --
Sale of interest in L-3                       --        155         --
Other portfolio shaping
  activities and other items                 (47)        64         39
----------------------------------------------------------------------
                                           $(409)    $  344       $170
======================================================================

Note 13--Stockholders' Equity and Related Items

Capital stock--At December 31, 2000, the authorized capital of the Corporation was composed of 1.5 billion shares of common stock (approximately 431 million shares issued), 50 million shares of series preferred stock (no shares issued), and 20 million shares of Series A preferred stock (no shares outstanding).

     In 1995, the Corporation's Board of Directors authorized a common stock repurchase plan for the repurchase of up to 18 million common shares to counter the dilutive effect of common stock issued under certain of the Corporation's benefit and compensation programs and for other purposes related to such plans. No shares were repurchased in 2000, 1999 or 1998 under this plan.

Stock option and award plans--In March 1995, the stockholders approved the Lockheed Martin 1995 Omnibus Performance Award Plan (the Omnibus Plan). Under the Omnibus Plan, employees of the Corporation may be granted stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or other stock-based incentive awards. Employees may also be granted cash-based incentive awards, such as performance units. These awards may be granted either individually or in combination with other awards. The Omnibus Plan requires that options to purchase common stock have an exercise price of not less than 100 percent of the market value of the underlying stock on the date of grant. The number of shares of Lockheed Martin common stock reserved for issuance under the Omnibus Plan at December 31, 2000 was 39 million shares. The Omnibus Plan does not impose any minimum vesting periods on options or other awards. The maximum term of an option or any other award is 10 years. The Omnibus Plan allows the Corporation to provide for financing of purchases of its common stock, subject to certain conditions, by interest-bearing notes payable to the Corporation.

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000

     In 2000 and 1999, a total of 300,000 shares of restricted common stock (125,000 and 175,000 shares, respectively) were awarded under the Omnibus Plan to certain senior executives of the Corporation. The shares were recorded based on the market value of the Corporation's common stock on the date of the award. The award requires the recipients to pay the $1 par value of each share of stock and provides for payment to be made in cash or in the form of a recourse note to the Corporation. Recipients are entitled to cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting. The restricted shares vest at various intervals over a four year period from the grant date. The impact of these awards was not material to stockholders' equity or compensation expense in 2000 or 1999.

     In April 1999, the stockholders approved the Lockheed Martin Directors Equity Plan (the Directors Plan). Approximately 50 percent of each director's annual compensation is awarded under the Directors Plan. Directors of the Corporation may elect to receive such compensation in the form of stock units which track investment return to changes in value of the Corporation's common stock with dividends reinvested, options to purchase common stock of the Corporation, or a combination of the two. The Directors Plan requires that options to purchase common stock have an exercise price of not less than 100 percent of the market value of the underlying stock on the date of grant. The number of shares of Lockheed Martin common stock reserved for issuance under the Directors Plan at December 31, 2000 was one million shares. Except in certain circumstances, options and stock units issued under the Directors Plan vest on the first anniversary of the grant. The maximum term of an option is 10 years.

     In connection with the Merger with COMSAT, the Corporation assumed all outstanding options granted under COMSAT stock option plans for employees and directors. Each such option to purchase one share of COMSAT common stock outstanding at the Merger date became fully vested (in accordance with the applicable COMSAT stock option agreements), and became an option, on the same terms and conditions, to purchase one share of Lockheed Martin common stock. A total of 4.3 million COMSAT stock options were outstanding at the Merger date. Included in the total purchase price of the transaction is $71 million representing the estimated fair value of the 4.3 million COMSAT options based on assumptions as of the date of the announcement of the transaction using the Black-Scholes option pricing model. Such amount was recorded in stockholders' equity in the Corporation's Consolidated Balance Sheet at December 31, 2000.

     The following table summarizes stock option and restricted stock activity related to the Corporation's plans during 1998, 1999 and 2000:

                                           Number of Shares
                                            (In thousands)          Weighted
                                       ------------------------      Average
                                      Available for     Options     Exercise
                                          Grant       Outstanding     Price

--------------------------------------------------------------------------------
December 31, 1997                         9,504         20,877       $31.18
Additional shares reserved               17,000             --           --
Options granted                          (5,090)         5,090        52.06
Options exercised                            --         (2,697)       24.70
Options terminated                          220           (223)       49.03
-----------------------------------------------------------------
December 31, 1998                        21,634         23,047        36.38
Additional shares reserved                1,000             --           --
Options granted                          (5,466)         5,466        37.04
Options exercised                            --           (656)       19.76
Options terminated                          565           (567)       42.51
Restricted stock awards                    (175)            --           --
-----------------------------------------------------------------
December 31, 1999                        17,558         27,290        36.78
Options granted                          (8,454)         8,454        19.85
COMSAT options assumed                       --          4,263        22.43
Options exercised                            --           (659)       16.15
Options terminated                          755           (766)       33.23
Restricted stock awards                    (125)            --           --
-----------------------------------------------------------------
December 31, 2000                         9,734         38,582        31.91
================================================================================

     Approximately 27.9 million, 19.7 million and 15.5 million outstanding options were exercisable by employees at December 31, 2000, 1999 and 1998, respectively.


--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

     Information regarding options outstanding at December 31, 2000 follows (number of options in thousands):

                                                                 Weighted
                                                 Weighted         Average
                                                  Average        Remaining
Range of                           Number        Exercise       Contractual
Exercise Prices                  of Options        Price           Life
================================================================================
Options Outstanding:
Less than $20.00                   10,909          $17.52           6.8
$20.00-$29.99                       8,263           25.65           5.7
$30.00-$39.99                       9,831           36.69           6.9
$40.00-$50.00                       4,865           45.57           6.1
Greater than $50.00                 4,714           52.08           7.1
                                   ------
Total                              38,582           31.91           6.5
--------------------------------------------------------------------------------
Options Exercisable:
Less than $20.00                    4,360          $16.05
$20.00-$29.99                       6,625           25.70
$30.00-$39.99                       7,316           36.58
$40.00-$50.00                       4,865           45.57
Greater than $50.00                 4,714           52.08
                                   ------
Total                              27,880           34.97
================================================================================

     All stock options granted in 2000, 1999 and 1998 under the Omnibus Plan have 10 year terms and generally vest over a two year service period. Exercise prices of options awarded in those years were equal to the market price of the stock on the date of grant. Pro forma information regarding net earnings and earnings per share as required by SFAS No. 123 has been prepared as if the Corporation had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of
6.61 percent, 4.64 percent and 5.39 percent; dividend yields of .8 percent, 2.4 percent and 1.9 percent; volatility factors related to the expected market price of the Corporation's common stock of .342, .247 and .174; and a weighted average expected option life of five years. The weighted average fair value of each option granted during 2000, 1999 and 1998 was $7.62, $8.53 and $10.96, respectively.

     For purposes of pro forma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. The Corporation's pro forma information follows:

(In millions, except per share data)          2000         1999        1998
--------------------------------------------------------------------------------
Pro forma net (loss) earnings               $ (550)       $ 351       $ 965
Pro forma (loss) earnings per share:
  Basic                                     $(1.37)       $ .92       $2.56
  Diluted                                   $(1.37)       $ .91       $2.53
================================================================================

Note 14--Post-Retirement Benefit Plans

Defined contribution plans--The Corporation maintains a number of defined contribution plans which cover substantially all employees, the most significant of which are the 401(k) plans for salaried employees and hourly employees. Under the provisions of these 401(k) plans, employees' eligible contributions are matched by the Corporation at established rates. The Corporation's matching obligations were $221 million in 2000, $222 million in 1999 and $226 million in 1998.

     The Lockheed Martin Corporation Salaried Savings Plan includes an ESOP which purchased 34.8 million shares of the Corporation's common stock with the proceeds from a $500 million note issue which is guaranteed by the Corporation. The Corporation's match consisted of shares of its common stock, which was partially fulfilled with stock released from the ESOP at approximately 2.4 million shares per year based upon the debt repayment schedule through the year 2004, with the remainder being fulfilled through purchases of common stock from terminating participants or in the open market, or through newly issued shares from the Corporation. Interest incurred on the ESOP debt totaled $17 million, $20 million and $23 million in 2000, 1999 and 1998, respectively. Dividends received by the ESOP with respect to unallocated shares held are used for debt service. The ESOP held approximately 47.3 million issued shares of the Corporation's common stock at December 31, 2000, of which approximately 39.2 million were allocated and 8.1 million were unallocated.


--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000


Unallocated common shares held by the ESOP are considered outstanding for voting and other Corporate purposes, but excluded from weighted average outstanding shares in calculating earnings per share. For 2000, 1999 and 1998, the weighted average unallocated ESOP shares excluded in calculating earnings per share totaled approximately 9.0 million, 11.3 million and 13.6 million common shares, respectively. The fair value of the unallocated ESOP shares at December 31, 2000 was approximately $276 million.

     Certain plans for hourly employees include non-leveraged ESOPs. The Corporation's match to these plans was made through cash contributions to the ESOP trusts which were used, in part, to purchase common stock from terminating participants and in the open market for allocation to participant accounts. These ESOP trusts held approximately 3.6 million issued and outstanding shares of common stock at December 31, 2000.

     Dividends paid to the salaried and hourly ESOP trusts on the allocated shares are paid annually by the ESOP trusts to the participants based upon the number of shares allocated to each participant.

Defined benefit pension plans, and retiree medical and life insurance plans--Most employees are covered by defined benefit pension plans, and certain health care and life insurance benefits are provided to eligible retirees by the Corporation. The Corporation has made contributions to trusts (including Voluntary Employees' Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans) established to pay future benefits to eligible retirees and dependents. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for 2000, 1999 and 1998 were based on assumptions in effect at the end of the respective preceding years.

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                 Defined Benefit        Retiree Medical and
                                   Pension Plans        Life Insurance Plans
                               --------------------   ------------------------
(In millions)                     2000       1999        2000      1999
------------------------------------------------------------------------------
Change in Benefit Obligations

Benefit obligations at
  beginning of year              $18,073    $18,146     $2,706    $2,685
Service cost                         517        564         38        43
Interest cost                      1,372      1,245        198       177
Benefits paid                     (1,180)    (1,110)      (232)     (208)
Amendments                             5         77         36         3
Divestitures                        (689)        --        (95)       --
Actuarial losses (gains)             423       (852)       298       (23)
Participants'
  contributions                        3          3         35        29
------------------------------------------------------------------------------
Benefit obligations at
  end of year                    $18,524    $18,073     $2,984    $2,706
------------------------------------------------------------------------------
Change in Plan Assets

Fair value of plan
  assets at
  beginning of year              $25,064    $22,811     $1,141   $ 1,002
Actual return on
  plan assets                       (383)     3,211        (30)      116
Corporation's
  contributions                       46        149        129       118
Benefits paid                     (1,180)    (1,110)      (143)     (124)
Participants'
  contributions                        3          3         35        29
Divestitures                        (812)        --        (34)       --
------------------------------------------------------------------------------
Fair value of plan
  assets at
  end of year                    $22,738    $25,064    $ 1,098   $ 1,141
------------------------------------------------------------------------------
Funded (unfunded)
  status of the plans            $ 4,214    $ 6,991    $(1,886)  $(1,565)
Unrecognized
  net actuarial
  (gains) losses                  (2,975)    (6,240)       233      (191)
Unrecognized prior
  service cost                       564        659          6       (49)
Unrecognized
  transition asset                    (9)       (13)        --        --
------------------------------------------------------------------------------
Prepaid (accrued)
  benefit cost                   $ 1,794    $ 1,397    $(1,647)  $(1,805)
------------------------------------------------------------------------------

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

     The net pension cost and the net post-retirement benefit cost related to the Corporation's plans include the following components:


(In millions)                              2000        1999       1998
------------------------------------------------------------------------
Defined Benefit Pension Plans

Service cost                            $   517     $   564    $   491
Interest cost                             1,372       1,245      1,197
Expected return on plan assets           (2,130)     (1,920)    (1,715)
Amortization of prior service cost           75          69         58
Recognized net actuarial gains             (143)        (43)       (22)
Amortization of transition asset             (4)         (4)       (89)
Curtailment loss/(a)/                        11          --         --
------------------------------------------------------------------------
    Net pension income                  $  (302)    $   (89)   $   (80)
------------------------------------------------------------------------
Retiree Medical and Life Insurance Plans

Service cost                            $    38     $    43    $    40
Interest cost                               198         177        178
Expected return on plan assets             (105)        (90)       (79)
Amortization of prior service cost          (12)        (12)        (6)
Recognized net actuarial gains              (11)         (8)       (15)
Curtailment gain/(a)/                       (87)         --         --
------------------------------------------------------------------------
    Net post-retirement cost            $    21     $   110    $   118
------------------------------------------------------------------------


(a) Amounts relate primarily to the divestiture of AES and Control Systems in 2000 and are included in the calculation of the gains or losses on the respective transactions.

     The following actuarial assumptions were used to determine the benefit obligations and the net costs related to the Corporation's defined benefit pension and post-retirement benefit plans, as appropriate:

                                    2000        1999      1998
------------------------------------------------------------------------
Discount rates                       7.5%       7.75%      7.0%
Expected long-term rates
  of return on assets                9.5         9.5       9.5
Rates of increase in
  future compensation levels         5.5         5.5       5.5
------------------------------------------------------------------------

     The medical trend rates used in measuring the post-retirement benefit obligation were 7.8 percent in 2000 and 6.0 percent in 1999, and were assumed to ultimately decrease to 4.5 percent by the year 2009. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the benefit obligation of approximately 4.5 percent and (4.0) percent, respectively, at December 31, 2000, and a change in the 2000 post-retirement service cost plus interest cost of approximately 4.7 percent and (4.0) percent, respectively. The medical trend rate for 2001 is 8.2 percent.

Note 15--Leases

Total rental expense under operating leases, net of immaterial amounts of sublease rentals and contingent rentals, was $463 million, $287 million and $285 million for 2000, 1999 and 1998, respectively.

     Future minimum lease commitments at December 31, 2000 for all operating leases that have a remaining term of more than one year were approximately $1,893 million ($438 million in 2001, $343 million in 2002, $279 million in 2003, $233 million in 2004, $198 million in 2005 and $402 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 16--Commitments and Contingencies

The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation's consolidated results of operations or financial position. These matters include the following items:

--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000


Environmental matters--The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation is negotiating with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $90 million. The Corporation is also coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct preliminary studies of the potential health effects of perchlorate exposure in connection with several sites across the country, including the Redlands site. The results of these studies will assist state and federal regulators in setting appropriate action levels for perchlorates in groundwater, which will in turn assist the Corporation in determining its ultimate clean-up obligation, if any, with respect to perchlorates.

     Since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with the Corporation's former operations in Burbank, California. Among other things, these consent decrees and orders obligate the Corporation to operate and maintain soil and groundwater treatment facilities in Burbank and Glendale, California through 2018 and 2012, respectively; however, the responsibility for the long-term operation of these facilities will be assumed by the respective localities following an appropriate start-up period. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000 (the Agreement), the Corporation was reimbursed approximately $100 million in the first quarter of 2000 for past expenditures for certain remediation activities related to the Burbank and Glendale properties. Also under the Agreement, an amount equal to approximately 50 percent of future expenditures for certain remediation activities will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and orders described above, net of the effects of the Agreement, will be approximately $45 million.

     The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Redlands and Burbank properties and the city of Glendale described above, a liability of approximately $190 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

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

--------------------------------------------------------------------------------
                                                                         Page 78

-------------------------------------------------------------------------------
                                                                     (Continued)

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

Waste remediation contract--In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters which threatened the viability of the overall Pit 9 program. Based on an investigation by management to identify and quantify the overall effect of these matters, the Corporation submitted a request for equitable adjustment (REA) to the DOE in March 1997 that sought, among other things, the recovery of a portion of unanticipated costs incurred by the Corporation and the restructuring of the contract to provide for a more equitable sharing of the risks associated with the Pit 9 project. The Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters.

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

Letters of credit and other matters--The Corporation has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts. At December 31, 2000, the Corporation had contingent liabilities on outstanding letters of credit, guarantees, and other arrangements aggregating approximately $940 million.

Note 17--Information on Industry Segments and Major Customers

The Corporation operates in five principal business segments. The five segments include Systems Integration, Space Systems, Aeronautics, Technology Services and Global Telecommunications. All other activities of the Corporation fall within the Corporate and Other segment.

     Transactions between segments are generally negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation. Other accounting policies of the business segments are the same as those described in "Note 1--Summary of Significant Accounting Policies."


--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000


     As mentioned previously, Lockheed Martin consummated its merger with COMSAT, and COMSAT's operations have been included in the results of operations of LMGT from August 1, 2000. Prior to the merger, the results of operations of LMGT, which began operations effective January 1, 1999, included the Corporation's 49 percent investment in COMSAT which was acquired on September 18, 1999 and accounted for under the equity method of accounting. In addition to the merger with COMSAT, in October 2000, the Corporation began including the operations of Integrated Business Solutions (IBS), a business unit serving commercial information technology markets, in LMGT's results of operations. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Corporation began presenting LMGT as a separate operating segment called Global Telecommunications in the third quarter of 2000. The operations of LMGT and IBS were previously included in the Corporate and Other segment. Earlier in 2000, the Corporation reassigned the Management & Data Systems business unit and the space applications systems line of business from the Systems Integration segment to the Space Systems segment.

     The following segment descriptions and financial data have been adjusted to reflect the Corporation's Global Telecommunications business as a separate segment and the other changes in organizational structure noted above for the periods presented. Following is a brief description of the activities of each business segment:

Systems Integration--Engaged in the design, development, integration and production of high performance electronic systems for undersea, shipboard, land, and airborne applications. Major product lines include missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; platform integration systems; command, control, communications, computers and intelligence (C4I) systems for naval, airborne and ground applications; surveillance and reconnaissance systems; air traffic control systems; and postal automation systems.

Space Systems--Engaged in the design, development, engineering and production of civil, commercial and military space systems. Major product lines include spacecraft, space launch vehicles and manned space systems; their supporting ground systems and services; and strategic fleet ballistic missiles. In addition to its consolidated business units, the segment has investments in joint ventures that are principally engaged in businesses which complement and enhance other activities of the segment.

Aeronautics--Engaged in design, research and development, and production of combat and air mobility aircraft, surveillance/command systems, reconnaissance systems, platform systems integration and advanced development programs. Major products and programs include the F-16 multi-role fighter, the F-22 air-superiority fighter, the C-130J tactical airlift aircraft, support for the C-5, F-117 and U2 aircraft, and the Joint Strike Fighter concept demonstration program.

Technology Services--Provides a wide array of management, engineering, scientific, logistic and information services to federal agencies and other customers. Major product lines include e-commerce, enterprise information services, software modernization and data center management for DOD and civil government agencies; engineering, science and information services for NASA; aircraft and engine maintenance and modification services; operation, maintenance, training, and logistics support for military and civilian systems; launch, mission, and analysis services for military, classified and commercial satellites; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Global Telecommunications--Provides communications services and advanced technology solutions through three lines of business: enterprise solutions, which provides telecommunications services, managed networks and information technology solutions in the U.S. and international markets; satellite services, which provides global fixed and mobile satellite services; and systems and technology, which designs, builds and integrates satellite gateways and provides systems integration services for telecommunications

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

networks. In addition to its consolidated business units, the segment also has investments in joint ventures that are principally engaged in businesses which complement and enhance other activities of the segment.

Corporate and Other--Includes the state and local government services line of business. In addition, this segment includes the Corporation's properties line of business as well as various Corporate activities.

Selected Financial Data by Business Segment

(In millions)                        2000        1999       1998
----------------------------------------------------------------
Net sales

Systems Integration               $ 9,647     $ 9,570    $ 9,334
Space Systems                       7,127       7,209      8,600
Aeronautics                         4,885       5,499      5,459
Technology Services                 2,318       2,261      1,935
Global Telecommunications             766         389        251
Corporate and Other                   586         602        687
----------------------------------------------------------------
                                  $25,329     $25,530    $26,266
----------------------------------------------------------------
Operating profit (loss)

Systems Integration               $   583     $   880    $   858
Space Systems                         416         561      1,045
Aeronautics                           343         247        649
Technology Services                   126         137        135
Global Telecommunications            (215)        (97)        (4)
Corporate and Other                   (48)        281       (161)
----------------------------------------------------------------
                                  $ 1,205     $ 2,009    $ 2,522
----------------------------------------------------------------
Intersegment revenue

Systems Integration               $   472     $   470    $   630
Space Systems                          64         135         77
Aeronautics                            78          88         60
Technology Services                   713         641        507
Global Telecommunications              38          17          6
Corporate and Other                    48          47         40
----------------------------------------------------------------
                                  $ 1,413     $ 1,398    $ 1,320
----------------------------------------------------------------
Depreciation and amortization

Systems Integration               $   183     $   223    $   244
Space Systems                         152         165        185
Aeronautics                            88          82         74
Technology Services                    15          14         12
Global Telecommunications              45           5          2
Corporate and Other                    35          40         52
----------------------------------------------------------------
                                  $   518     $   529    $   569
----------------------------------------------------------------
Amortization of
  intangible assets

Systems Integration               $   245     $   276    $   273
Space Systems                          56          57         60
Aeronautics                            81          80         80
Technology Services                    18          18         18
Global Telecommunications              49           8         --
Corporate and Other                     1           1          5
----------------------------------------------------------------
                                  $   450     $   440    $   436
----------------------------------------------------------------
Equity in earnings of
  equity investees

Systems Integration               $   (16)    $    --    $     6
Space Systems                          40          35         25
Aeronautics                            --          --         --
Technology Services                     7          --         --
Global Telecommunications              29         (17)        --
Corporate and Other                    --          --          8
----------------------------------------------------------------
                                  $    60     $    18    $    39
----------------------------------------------------------------
Nonrecurring and unusual items
  included in operating
  profit (loss)

Systems Integration               $  (304)    $    13    $     4
Space Systems                          25          21         --
Aeronautics                            --          --         --
Technology Services                   (34)         --         --
Global Telecommunications            (117)         --         --
Corporate and Other                  (109)        215       (166)
----------------------------------------------------------------
                                  $  (539)    $   249    $  (162)
----------------------------------------------------------------
Expenditures for property,
  plant and equipment

Systems Integration               $   185     $   214    $   201
Space Systems                         126         136        290
Aeronautics                            89         123        100
Technology Services                    14          24         25
Global Telecommunications              42          89          1
Corporate and Other                    44          83         80
----------------------------------------------------------------
                                  $   500     $   669    $   697
----------------------------------------------------------------


--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000


(In millions)                              2000        1999       1998
-----------------------------------------------------------------------
Assets/(a)/

Systems Integration                      $ 9,758     $12,209    $12,307
Space Systems                              5,500       6,060      6,356
Aeronautics                                3,173       3,206      3,593
Technology Services                        1,435       1,484      1,421
Global Telecommunications                  4,616       2,145         71
Corporate and Other                        5,867       5,157      4,996
-----------------------------------------------------------------------
                                         $30,349     $30,261    $28,744
-----------------------------------------------------------------------
Customer advances and amounts
  in excess of costs incurred/(b)/

Systems Integration                      $   899     $ 1,039    $   756
Space Systems                              2,012       2,553      2,136
Aeronautics                                1,636         899      1,052
Technology Services                           16          31         30
Global Telecommunications                    202         132          2
Corporate and Other                           15           1         36
-----------------------------------------------------------------------
                                         $ 4,780     $ 4,655    $ 4,012
-----------------------------------------------------------------------
/(a)/ The Corporation has no significant long-lived assets located in foreign countries.

/(b)/ At December 31, 2000, customer advances and amounts in excess of costs incurred in the Space Systems segment included approximately $900 million for commercial launch vehicles and related services (approximately $409 million of which related to launch vehicles and services from Russian manufacturers) and approximately $650 million for the manufacture of commercial satellites (of which approximately $65 million is refundable to various customers at each customer's discretion). Customer advances and amounts in excess of costs incurred in the Aeronautics segment included approximately $866 million related the F-16 fighter aircraft program (approximately $510 million of which related to a contract with the United Arab Emirates).

Net Sales by Customer Category

(In millions)                     2000        1999       1998
-------------------------------------------------------------
U.S. Government

Systems Integration            $ 6,855     $ 7,017    $ 6,841
Space Systems                    5,854       6,054      7,044
Aeronautics                      2,784       2,979      2,706
Technology Services              2,111       2,033      1,718
Global Telecommunications          113          15         --
Corporate and Other                 --          --         --
-------------------------------------------------------------
                               $17,717     $18,098    $18,309
-------------------------------------------------------------


(In millions)                     2000        1999       1998
-------------------------------------------------------------
Foreign governments/(a)//(b)/

Systems Integration            $ 2,231     $ 2,125    $ 2,075
Space Systems                       79         188        119
Aeronautics                      2,061       2,501      2,721
Technology Services                116         106         97
Global Telecommunications            1          --         --
Corporate and Other                  1          --          1
-------------------------------------------------------------
                               $ 4,489     $ 4,920    $ 5,013
-------------------------------------------------------------
Commercial/(b)/

Systems Integration            $   561     $   428    $   418
Space Systems                    1,194         967      1,437
Aeronautics                         40          19         32
Technology Services                 91         122        120
Global Telecommunications          652         374        251
Corporate and Other                585         602        686
-------------------------------------------------------------
                               $ 3,123     $ 2,512    $ 2,944
-------------------------------------------------------------

/(a)/ Sales made to foreign governments through the U.S. Government are included in the foreign governments category above.
/(b)/ Export sales, included in the foreign governments and commercial categories above, were approximately $6.4 billion, $5.7 billion and $6.1 billion in 2000, 1999 and 1998, respectively.

Note 18--Summary of Quarterly Information (Unaudited)

                                              2000 Quarters
(In millions, except        --------------------------------------------------
per share data)              First/(b)/  Second/(c)/  Third/(d)/  Fourth/(e)/
------------------------------------------------------------------------------
Net sales                      $5,562      $6,212       $5,960      $7,595
Earnings from operations          313         428          408         465
Earnings (loss) before
  extraordinary item               54          42         (704)        184
Net earnings (loss)                54          42         (704)         89
Diluted earnings (loss)
  per share before
  extraordinary item/(a)/         .14         .11        (1.74)       0.44
Diluted earnings
  (loss) per share/(a)/           .14         .11        (1.74)       0.21
------------------------------------------------------------------------------


--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)


                                              1999 Quarters
(In millions, except        --------------------------------------------------
per share data)              First/(f)/  Second/(g)/  Third/(h)/  Fourth/(i)/
------------------------------------------------------------------------------
Net sales                      $6,188      $6,203       $6,157      $6,982
Earnings from operations          487         131          488         559
Earnings (loss) before
  cumulative effect of
  change in accounting            268         (41)         217         293
Net (loss) earnings               (87)        (41)         217         293
Diluted earnings (loss)
  per share before
  cumulative effect of
  change in accounting            .70        (.11)         .57         .76
Diluted (loss) earnings
  per share                      (.23)       (.11)         .57         .76
------------------------------------------------------------------------------

/(a)/ The sum of the diluted earnings (loss) per share amounts for the four quarters of 2000 does not equal the related amounts included in the Consolidated Statement of Operations for the year ended December 31, 2000 due to the impact of the issuance of 27.5 million shares of the Corporation's common stock to consummate the Merger with COMSAT (see Note
      2). In addition, the quarterly earnings per share impact of individual items discussed in notes (b) through (e) below may not equal the earnings per share impact of such items for the year ended December 31, 2000 as disclosed elsewhere in this Annual Report due to the impact of the issuance of shares to consummate the Merger with COMSAT.

/(b)/ Net earnings for the first quarter of 2000 include gains from sales of surplus real estate and losses from portfolio shaping activities. On a combined basis, these nonrecurring and unusual items increased net earnings for the first quarter by $6 million, or $.02 per diluted share.

/(c)/ Net earnings for the second quarter of 2000 include the following nonrecurring and unusual items: a charge related to the Corporation's guarantee of certain indebtedness of Globalstar which reduced net earnings for the quarter by $91 million, or $.23 per diluted share; a favorable adjustment of $21 million, or $.05 per diluted share, related to the reversal of a portion of the previously recorded charge for the shutdown of CalComp. In addition, net earnings included a favorable adjustment related to the Titan IV launch vehicle program which increased net earnings by $31 million, or $.08 per diluted share.

/(d)/ Net loss for the third quarter of 2000 includes the following nonrecurring and unusual items: an impairment loss related to the Corporation's decision to sell its AES businesses which negatively impacted the net loss by $980 million, or $2.42 per diluted share; a gain from the Corporation's sale of its Control Systems business which favorably impacted the net loss by $180 million, or $.44 per diluted share; and a net loss of $19 million, or $.04 per diluted share, related to portfolio shaping activities and sales of surplus real estate.

/(e)/ Net earnings for the fourth quarter of 2000 include the following nonrecurring and unusual items: an adjustment to reduce the impairment loss recorded related to the sale of the AES businesses which increased net earnings by $102 million, or $.24 per diluted share; an impairment charge related to the Corporation's investment in ACeS which reduced net earnings by $77 million, or $.18 per diluted share; an extraordinary loss on the early extinguishment of debt which reduced net earnings by $95 million, or $.23 per diluted share and portfolio shaping activities and sales of surplus real estate which, on a combined basis, increased net earnings by $2 million. Net earnings also includes charges related to the Atlas launch vehicle program which decreased net earnings by $31 million, or $.07 per diluted share.

/(f)/ Net loss for the first quarter of 1999 includes the following nonrecurring and unusual items: a gain from the Corporation's sale of 4.5 million of its shares of L-3 as part of a secondary public offering by L-3 which favorably impacted the net loss by $74 million, or $.19 per diluted share; and the effect of the Corporation's adoption of SOP No. 98-5 pertaining to the costs of start-up activities which resulted in the recognition of a cumulative effect adjustment that negatively impacted the net loss by $355 million, or $.93 per diluted share.

/(g)/ Net loss for the second quarter of 1999 includes the effects of negative adjustments related to changes in estimate on the C-130J airlift aircraft program due to cost growth and a reduction in production rates, based on a current evaluation of the program's performance. These adjustments, net of state income tax benefits, negatively impacted (loss) earnings before income taxes and cumulative effect of change in accounting by $197 million, and increased the net loss by $128 million, or $.33 per diluted share. Net loss for the second quarter also includes the effects of negative adjustments related to changes in estimate on the Titan IV program due to reduced award and incentive fees resulting from the Titan IV launch failure on April 30, 1999 as well as a more conservative assessment of future program performance. These adjustments, net of state income tax benefits, negatively impacted (loss) earnings before income taxes and cumulative effect of change in accounting by $84 million, and increased the net loss by $54 million, or $.14 per diluted share. Also, net earnings for the second quarter of 1999 include a nonrecurring and unusual item related to portfolio shaping activities which increased the net loss by $12 million, or $.03 per diluted share.

/(h)/ Net earnings for the third quarter of 1999 include nonrecurring and unusual items related to gains from the sale of surplus real estate and a net gain associated with sales of various non-core businesses and investments and other portfolio shaping items. On a combined basis, these nonrecurring and unusual items increased net earnings by $34 million, or $.09 per diluted share.

/(i)/ Net earnings for the fourth quarter of 1999 include the following nonrecurring and unusual items: a gain from the Corporation's sale of its remaining interest in L-3, which increased net earnings by $27 million, or $.07 per diluted share; and gains related to the Corporation's sale of surplus real estate and a net gain associated with sales of various non-core businesses and investments and other portfolio shaping items which, on a combined basis, increased net earnings by $39 million, or $.10 per diluted share.


--------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
-------------------------------------------------------------------------------
December 31, 2000

Note 19 - Condensed Consolidating Financial Information

As discussed more fully in "Note 10--Debt," the Corporation recorded $200 million in MIPS in connection with the Merger. The MIPS were issued in 1995 by a subsidiary of COMSAT and were guaranteed by COMSAT. In the third quarter of 2000, Lockheed Martin also guaranteed the MIPS. The guarantees by the Corporation and COMSAT are full and unconditional and joint and several.

     The following condensed consolidating financial information presents separate financial information for each of the guarantors, with all non-guarantor entities presented as a separate group. Investments in majority-owned subsidiaries are accounted for under the equity method of accounting for purposes of this presentation and, accordingly, earnings of such subsidiaries are reflected in the earnings and investment accounts of the parent companies. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                                 Lockheed                      Non-Guarantor
 (In millions)                                   Martin/(a)/     COMSAT/(b)/     Entities     Eliminations    Consolidated
===========================================================================================================================
 Condensed Statement of Operations
---------------------------------------------------------------------------------------------------------------------------
 For the year ended December 31, 2000
 Net sales                                        $ 19,888          $ 167         $ 6,247       $   (973)       $ 25,329
 Cost of sales                                      18,471            193           6,024           (973)         23,715
---------------------------------------------------------------------------------------------------------------------------
 Earnings from operations                            1,417            (26)            223             --           1,614
 Other income and expenses, net                       (474)            52             717           (704)           (409)
 Equity in earnings of majority-owned
    subsidiaries                                       844            (16)             --           (828)             --
---------------------------------------------------------------------------------------------------------------------------
                                                     1,787             10             940         (1,532)          1,205
 Interest expense                                    1,598             17               8           (704)            919
---------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) before income taxes and
    extraordinary item                                 189             (7)            932           (828)            286
 Income tax expense                                    613             --              97             --             710
---------------------------------------------------------------------------------------------------------------------------
 (Loss) earnings before extraordinary item            (424)            (7)            835           (828)           (424)
 Extraordinary loss on early extinguishment
    of debt                                            (95)            --              --             --             (95)
---------------------------------------------------------------------------------------------------------------------------
 Net (loss) earnings                              $   (519)         $  (7)        $   835       $   (828)       $   (519)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
 Condensed Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------
 For the year ended December 31, 2000
---------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities        $  1,385          $ 132         $   499       $     --        $  2,016
---------------------------------------------------------------------------------------------------------------------------
 Investing Activities
 Expenditures for property, plant and
    equipment                                         (483)            (4)            (13)            --            (500)
 AES Transaction                                     1,670             --              --             --           1,670
 Sale of Control Systems business                      510             --              --             --             510
 Sale of shares in Inmarsat                             --            164              --             --             164
 Additional investments in affiliated
    companies                                         (219)           (38)             --             --            (257)
 Other                                                 240            (60)             (5)            --             175
---------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used for) investing
    activities                                       1,718             62             (18)            --           1,762
---------------------------------------------------------------------------------------------------------------------------
 Financing Activities
 Net decrease in short-term borrowings                (461)            --              (2)            --            (463)
 Repayments and early extinguishment of
    long-term debt                                  (2,096)            --              --             --          (2,096)
 Issuances of common stock                              14             --              --             --              14
 Common stock dividends                               (183)            --              --             --            (183)
 Net intercompany financing activities                 345           (269)            (76)            --              --
---------------------------------------------------------------------------------------------------------------------------
 Net cash used for financing activities             (2,381)          (269)            (78)            --          (2,728)
---------------------------------------------------------------------------------------------------------------------------
 Net increase in cash and cash equivalents             722            (75)            403             --           1,050
 Cash and cash equivalents at beginning of
    year                                              (198)            66             587             --             455
---------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year         $    524          $  (9)        $   990       $     --        $  1,505
===========================================================================================================================

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     (Continued)

                                                 Lockheed                      Non-Guarantor
 (In millions)                                   Martin/(a)/     COMSAT/(b)/     Entities     Eliminations    Consolidated
===========================================================================================================================
 Condensed Balance Sheet
---------------------------------------------------------------------------------------------------------------------------
 As of December 31, 2000
 Assets
   Cash and cash equivalents                      $    524       $     (9)     $    990      $      --        $   1,505
   Receivables                                       3,140             76         2,454         (1,475)           4,195
   Inventories                                       3,054              1           770             --            3,825
   Deferred income taxes                             1,233              3            --             --            1,236
   Other current assets                                232              9           257             --              498
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                           8,183             80         4,471         (1,475)          11,259
 Property, plant and equipment                       2,742             76           628             --            3,446
 Investments in equity securities                      206          1,617           610             --            2,433
 Investments in majority-owned
   subsidiaries                                      5,016            974            --         (5,990)              --
 Intangible assets related to contracts and
   programs acquired                                 1,052             --            36             --            1,088
 Cost in excess of net assets acquired               6,732            664         1,459             --            8,855
 Prepaid pension cost                                1,743             49             2             --            1,794
 Other assets                                          629             73           772             --            1,474
---------------------------------------------------------------------------------------------------------------------------
                                                  $ 26,303       $  3,533      $  7,978      $  (7,465)       $  30,349
===========================================================================================================================

 Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable                               $    831       $      2      $  1,826      $  (1,475)       $   1,184
   Customer advances and amounts in excess
      of costs incurred                              3,623              2         1,155             --            4,780
   Salaries, benefits and payroll taxes                821             43           174             --            1,038
   Income taxes                                        241             (2)          280             --              519
   Short-term borrowings                                12             --            --             --               12
   Current maturities of long-term debt                802             75             5             --              882
   Other current liabilities                           607             70         1,083             --            1,760
---------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                      6,937            190         4,523         (1,475)          10,175
 Long-term debt                                      8,713            134           218             --            9,065
 Post-retirement benefit liabilities                 1,607             39             1             --            1,647
 Deferred income taxes                                 677            156           (97)            --              736
 Other liabilities                                   1,209            333            24             --            1,566
 Stockholders' equity:
   Common stock, $1 par value per share                431             --            --             --              431
   Additional paid-in capital                        1,789             --            --             --            1,789
   Retained earnings                                 5,199             --            --             --            5,199
   Unearned ESOP shares                               (115)            --            --             --             (115)
   Accumulated other comprehensive loss               (144)            --            --             --             (144)
   Total equity of subsidiaries                         --          2,681         3,309         (5,990)              --
---------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                     7,160          2,681         3,309         (5,990)           7,160
---------------------------------------------------------------------------------------------------------------------------
                                                  $ 26,303       $  3,533      $  7,978      $  (7,465)       $  30,349
===========================================================================================================================

/(a)/ Data is related to the Lockheed Martin parent company only.
/(b)/ Data is related to the COMSAT parent company only and pertains to operations from August 1, 2000.

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required by this Item 10 is included under the caption "Election of Directors" in our definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 2001 (the "2001 Proxy Statement"), and that information is incorporated by reference in this Form 10-
K. Information concerning executive officers required by this Item 10 is located under Part I, Item 4(a) of this Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is included in the text and tables under the caption "Compensation of Executive Officers" in the 2001 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is included under the headings "Security Ownership of Certain Beneficial Owners," "Securities Owned by Directors, Nominees and Named Executive Officers" and "Voting Securities and Record Date" in the 2001 Proxy Statement, and that information is incorporated by reference in this Form 10-K.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.




--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) List of Financial Statements filed as part of the Form 10-K.

     The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:
                                                                           Page

     Consolidated Statement of Operations--
     Years ended December 31, 2000, 1999, and 1998......................    58

     Consolidated Statement of Cash Flows--
     Years ended December 31, 2000, 1999, and 1998......................    59

     Consolidated Balance Sheet--
     December 31, 2000 and 1999.........................................    60

     Consolidated Statement of Stockholders' Equity--
     Years ended December 31, 2000, 1999 and 1998.......................    61

     Notes to Consolidated Financial Statements--
     December 31, 2000..................................................    62


     (2) List of Financial Statement Schedules filed as part of this Form 10-K. All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

     (3)  Ernst & Young LLP

          The report of Lockheed Martin's independent auditors with respect to the above-referenced financial statements appears on page 57 of this Form 10-K. The consent of Lockheed Martin's independent auditors appears as Exhibit 23 of this Annual Report on Form 10-K.

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     (1) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2000.



--------------------------------------------------------------------------------

     (2) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2000.

     (3) Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2000.

     During the first quarter of 2001 (up until this report was filed), the Corporation did not file any current reports on Form 8-K.

     (c) Exhibits

     (3)  (i)  Articles of Incorporation.

          (a) Articles of Amendment and Restatement of Lockheed Martin Corporation (formerly Parent Corporation) filed with the State Department of Assessments and Taxation of the State of Maryland on February 7, 1995 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

          (ii) Bylaws

          (a) Copy of the Bylaws of Lockheed Martin Corporation as last amended on June 14, 2000 (incorporated by reference to Exhibit 3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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

          (c)  See Exhibits 3(i) and 3(ii).


     No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

--------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------

           (j) Martin Marietta Corporation Directors' Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

           (k) Martin Marietta Corporation Executive Special Early Retirement Option and Plant Closing Retirement Option Plan (incorporated by reference to Exhibit 10.18 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

           (l) Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit
               10.19 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9,
               1995).

           (m) Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended (incorporated by reference to Exhibit 10(v) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

           (n) Lockheed Corporation 1992 Employee Stock Option Program (incorporated by reference to the Registration Statement on Form S-8 (No. 33-49003) of Lockheed Corporation filed with the Commission on September 11, 1992).

           (o) Amendment to Lockheed Corporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

           (p) Lockheed Corporation 1986 Employee Stock Purchase Program, as amended (incorporated by reference to Exhibit 10.23 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

           (q) Incentive Retirement Benefit Plan for Certain Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

           (r) Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).






--------------------------------------------------------------------------------

           (s) Supplemental Benefit Plan of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.27 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

           (t) Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10(ee) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

           (u) Deferred Compensation Plan for Directors of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

           (v) Lockheed Corporation Retirement Plan for Directors, as amended (incorporated by reference to Exhibit 10.31 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

           (w) Trust Agreement, as amended February 3, 1995, between Lockheed Corporation and First Interstate Bank of California (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

           (x) Lockheed Corporation Directors' Deferred Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9,
               1995).

           (y) Trust Agreement, dated December 22, 1994, between Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation's Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

           (z) Lockheed Martin Corporation Directors Charitable Award Plan (incorporated by reference to Exhibit 10(oo) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).


--------------------------------------------------------------------------------

(aa) Loral Supplemental Executive Retirement Plan (incorporated by reference to
     Exhibit 99.2 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

(bb) Amendment to Lockheed Martin Corporation Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10(nnn) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31,
     1996).

(cc) Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10(dd) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).

(dd) Lockheed Martin Corporation Post-Retirement Death Benefit Plan for Elected Officers, as amended (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).

(ee) Lockheed Martin Corporation Directors Retirement Plan, as amended (incorporated by reference to Exhibit 10(ff) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31,
     1998).

(ff) Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

(gg) Resolutions of Board of Directors of Lockheed Martin Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31,
     1997).

(hh) Form of Retention Agreement, including Addendum (incorporated by reference to Exhibit 10(u) to Lockheed Martin Corporation's Annual Report on
     Form 10-K for the year ended December 31, 1997).

(ii) Lockheed Martin Corporation Directors Equity Plan (incorporated by reference to Exhibit 10 to Lockheed Martin Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

(jj) Lockheed Martin Corporation Deferred Management Incentive Compensation Plan (incorporated by reference to Exhibit 10(ll) to


--------------------------------------------------------------------------------

     Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

(kk) Lockheed Martin Corporation Divested Business Deferred Management Incentive Compensation Plan (incorporated by reference to Exhibit 10(mm) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1999).

(ll) Special Agreement between the Corporation and Louis R. Hughes (incorporated by reference to Exhibit 10(a) to Lockheed Martin Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

(mm) Lockheed Martin Corporation Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

(nn) COMSAT Corporation Non-Employee Directors Stock Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

(oo) COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference from Exhibit 10.24 to Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31,
     1996).

(pp) Lockheed Martin Global Telecommunications Supplemental Savings Incentive Plan.

(qq) Form of Retention Agreement used in connection with Loral Corporation acquisition.
--------------------------------------------------------------------------------

* Exhibits (10)(a), 10(b) and 10(d) through (10)(qq) constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

     (12) Computation of ratio of earnings to fixed charges for the year ended December 31, 2000.

     (23) Consent of Ernst & Young LLP, Independent Auditors for Lockheed Martin Corporation.

     (24) Powers of Attorney.

     Other material incorporated by reference:

     None.








--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LOCKHEED MARTIN CORPORATION

Date:  March 9, 2001                   By:  /s/ Frank H. Menaker, Jr.
                                            -------------------------
                                            FRANK H. MENAKER, JR.
                                            Senior Vice President
                                            and General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                         TITLE                              DATE
----------                         -----                              ----

/s/ Vance D. Coffman*              Chairman and
--------------------               Chief Executive Officer            March 9, 2001
VANCE D. COFFMAN

/s/ Robert J. Stevens*             President, Chief Operating
---------------------              Officer and Director               March 9, 2001
ROBERT J. STEVENS

/s/ Christopher E. Kubasik*        Vice President and Chief
--------------------------         Financial Officer; Acting          March 9,  2001
CHRISTOPHER E. KUBASIK             Controller (Chief Accounting
                                   Officer)

/s/ Norman R. Augustine*           Director                           March 9,  2001
-----------------------
NORMAN R. AUGUSTINE

/s/ Marcus C. Bennett*             Director                           March 9, 2001
---------------------
MARCUS C. BENNETT

/s/ James F. Gibbons*              Director                           March 9, 2001
--------------------
JAMES F. GIBBONS



-------------------------------------------------------------------------------


SIGNATURES                         TITLE                              DATE
----------                         -----                              ----

/s/ Edward E. Hood, Jr.*           Director                           March 9, 2001
--------------------------
EDWARD E. HOOD, JR.

/s/ Caleb B. Hurtt*                Director                           March 9, 2001
--------------------------
CALEB B. HURTT

/s/ Gwendolyn S. King*             Director                           March 9, 2001
--------------------------
GWENDOLYN S. KING

/s/ Eugene F. Murphy*              Director                           March 9, 2001
--------------------------
EUGENE F. MURPHY

_________________                  Director                           March 9, 2001
FRANK SAVAGE

/s/ James R. Ukropina*             Director                           March 9, 2001
--------------------------
JAMES R. UKROPINA

/s/ Douglas C. Yearley*            Director                           March 9, 2001
----------------------
DOUGLAS C. YEARLEY

* By: /s/ David A. Dedman                                             March 9, 2001
     -------------------
    (David A. Dedman, Attorney-in-fact**)

      ___________________________



** By authority of Powers of Attorney filed with this Annual Report on Form
   10-K.




--------------------------------------------------------------------------------
                                                                         Page 96