Form 10-Q
period 2001-03-31
LOCKHEED MARTIN CORP
filed 2001-05-10
CIK 936468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED      March 31, 2001          COMMISSION FILE NUMBER   1-11437
                   ---------------------                             -----------


                          LOCKHEED MARTIN CORPORATION
                         ----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           MARYLAND                                          52-1893632
-----------------------------------                  -------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                            20817
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (301) 897-6000
                                                     -----------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           YES       X           NO _______
                                               -------------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



         CLASS                              OUTSTANDING AS OF April 30, 2001
-----------------------------               --------------------------------
COMMON STOCK, $1 PAR VALUE                              434,327,261

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001

                                 ____________

                                     INDEX

                                                                                                Page No.
                                                                                                --------
Part I.  Financial Information

  Item 1.   Financial Statements

   Unaudited Condensed Consolidated Statement of Earnings-
     Three Months Ended March 31, 2001 and 2000.................................................    3

   Unaudited Condensed Consolidated Statement of Cash Flows-
     Three Months Ended March 31, 2001 and 2000.................................................    4

   Unaudited Condensed Consolidated Balance Sheet-
     March 31, 2001 and December 31, 2000.......................................................    5

   Notes to Unaudited Condensed Consolidated Financial Statements...............................    6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................................   17

  Item 3.   Quantitative and Qualitative Disclosure of Market Risk (included in Item 2.
              under the caption "Other Matters")

Part II.    Other Information

  Item 1.   Legal Proceedings..................................................................    26

  Item 4.   Submission of Matters to a Vote of Security Holders................................    26

  Item 6.   Exhibits and Reports on Form 8-K...................................................    27

Signatures.....................................................................................    28

Exhibit 12  Computation of Ratio of Earnings to Fixed Charges


                          Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Earnings


                                                      Three Months Ended
                                                           March 31,
                                                      2001          2000
                                                      ----          ----
                                           (In millions, except per share data)


Net sales                                            $5,010        $5,562
Cost of sales                                         4,681         5,249
                                                     ------        ------

Earnings from operations                                329           313
Other income and expenses, net                           43            13
                                                     ------        ------

                                                        372           326
Interest expense                                        197           227
                                                     ------        ------

Earnings before income taxes                            175            99
Income tax expense                                       70            45
                                                     ------        ------

Net earnings                                         $  105        $   54
                                                     ======        ======

Earnings per common share:
--------------------------
     Basic                                           $  .25        $  .14
     Diluted                                         $  .25        $  .14

Cash dividends declared per common share             $  .11        $  .11


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
           Unaudited Condensed Consolidated Statement of Cash Flows


                                                           Three Months Ended
                                                                March 31,
                                                            2001        2000
                                                            ----        ----
                                                              (In millions)

Operating Activities:
Net earnings                                                $  105      $  54
Adjustments to reconcile earnings to net cash provided
 by operating activities:
  Depreciation and amortization                                227        239
  Changes in operating assets and liabilities                  717        189
                                                            ------      -----

Net cash provided by operating activities                    1,049        482
                                                            ------      -----

Investing Activities:
Expenditures for property, plant and equipment                 (72)       (84)
Other                                                          (59)       (30)
                                                            ------      -----

Net cash used for investing activities                        (131)      (114)
                                                            ------      -----

Financing Activities:
Net decrease in short-term borrowings                          (12)      (234)
Net repayments related to long-term debt                       (17)       (13)
Issuances of common stock                                       43          1
Common stock dividends                                         (48)       (44)
                                                            ------      -----

Net cash used for financing activities                         (34)      (290)
                                                            ------      -----

Net increase in cash and cash equivalents                      884         78
Cash and cash equivalents at beginning of period             1,505        455
                                                            ------      -----

Cash and cash equivalents at end of period                  $2,389      $ 533
                                                            ======      =====

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
                Unaudited Condensed Consolidated Balance Sheet

                                                                         March 31,        December 31,
                                                                           2001              2000
                                                                         ---------        ------------
                                                                                (In millions)
Assets
Current assets:
 Cash and cash equivalents                                                $ 2,389            $ 1,505
 Receivables                                                                3,934              4,195
 Inventories                                                                3,571              3,825
 Deferred income taxes                                                      1,124              1,236
 Other current assets                                                         505                498
                                                                          -------            -------
     Total current assets                                                  11,523             11,259

Property, plant and equipment                                               3,334              3,446
Investments in equity securities                                            2,365              2,433
Intangible assets related to contracts and programs acquired                1,035              1,088
Cost in excess of net assets acquired                                       8,794              8,855
Prepaid pension cost                                                        1,836              1,794
Other assets                                                                1,623              1,474
                                                                          -------            -------
                                                                          $30,510            $30,349
                                                                          =======            =======

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                         $ 1,104            $ 1,184
 Customer advances and amounts in excess of costs incurred                  5,153              4,780
 Salaries, benefits and payroll taxes                                         945              1,038
 Income taxes                                                                 197                519
 Short-term borrowings                                                         --                 12
 Current maturities of long-term debt                                         901                882
 Other current liabilities                                                  1,931              1,760
                                                                          -------            -------
     Total current liabilities                                             10,231             10,175

Long-term debt                                                              9,029              9,065
Post-retirement benefit liabilities                                         1,668              1,647
Deferred income taxes                                                         676                736
Other liabilities                                                           1,646              1,566

Stockholders' equity:
 Common stock, $1 par value per share                                         434                431
 Additional paid-in capital                                                 1,860              1,789
 Retained earnings                                                          5,256              5,199
 Unearned ESOP shares                                                        (108)              (115)
 Accumulated other comprehensive loss                                        (182)              (144)
                                                                          -------            -------
     Total stockholders' equity                                             7,260              7,160
                                                                          -------            -------
                                                                          $30,510            $30,349
                                                                          =======            =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                March 31, 2001

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission except for the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended) effective January 1, 2001, as discussed in "Note 7 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2001 presentation.

NOTE 2 -- BUSINESS COMBINATION COMSAT CORPORATION

   On August 3, 2000, the Corporation completed its merger with COMSAT Corporation (COMSAT) pursuant to the terms of the Agreement and Plan of Merger between COMSAT and the Corporation. The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of $76 million in cash balances acquired. The COMSAT transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded in 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. These adjustments included certain amounts totaling approximately $2.1 billion, composed of adjustments to record investments in equity securities acquired at their fair values and cost in excess of net assets acquired, which is being amortized over an estimated life of 30 years.

   Since August 1, 2000, the Corporation has consolidated the operations of COMSAT with the results of operations of Lockheed Martin Global
Telecommunications, Inc. (LMGT), a wholly-owned subsidiary of the Corporation.

NOTE 3 --EARNINGS PER SHARE

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

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


   The following table sets forth the computations of basic and diluted earnings per share:

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2001             2000
                                                                       ------           ------
                                                                 (In millions, except per share data)
Net earnings for basic and diluted computations                        $  105           $   54
-----------------------------------------------

Average common shares outstanding:
----------------------------------

Average number of common shares outstanding for basic
      computations                                                      423.3            387.1
Dilutive stock options-based on the treasury stock method                 4.5               .4
                                                                       ------           ------

Average number of common shares outstanding for diluted
      computations                                                      427.8            387.5
                                                                       ======           ======

Earnings per common share:
--------------------------
     Basic                                                             $  .25           $  .14
     Diluted                                                           $  .25           $  .14

NOTE 4 -- INVENTORIES



                                                         March 31,  December 31,
                                                           2001         2000
                                                         -------       -------
                                                             (In millions)

Work in process, commercial launch vehicles              $ 1,216       $ 1,175
Work in process, primarily related to other long-term
 contracts and programs in progress                        4,122         3,834

Less customer advances and progress payments              (2,467)       (1,864)
                                                         -------       -------
                                                           2,871         3,145
Other inventories                                            700           680
                                                         -------       -------
                                                         $ 3,571       $ 3,825
                                                         =======       =======


   Work in process inventories related to commercial launch vehicles include costs for launch vehicles, both under contract and not under contract, including approximately $100 million of unamortized deferred costs at March 31, 2001 and December 31, 2000 for launch vehicles not under contract related to the Corporation's Atlas programs. At March 31, 2001 and December 31, 2000, commercial launch vehicle inventories included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $696 million and $657 million, respectively, for the manufacture of launch vehicles and related launch services.

   Work in process inventories at March 31, 2001 and December 31, 2000 related to other long-term contracts and programs in progress included approximately $50 million of unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


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

   Since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with the Corporation's former operations in Burbank, California. Among other things, these consent decrees and orders obligate the Corporation to operate and maintain soil and groundwater treatment facilities in Burbank and Glendale, California through 2018 and 2012, respectively; however, responsibility for the long-term operation of the Burbank facilities was assumed by the city of Burbank in the first quarter of 2001, and responsibility for the Glendale operations will be assumed by the city of Glendale following an appropriate start-up period. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000 (the Agreement), the Corporation was reimbursed approximately $100 million in the first quarter of 2000 for past expenditures for certain remediation activities related to the Burbank and Glendale properties. Also under the Agreement, an amount equal to approximately 50 percent of future expenditures for certain remediation activities will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and orders described above, net of the effects of the Agreement, will be approximately $45 million.

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

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

   Under agreements reached with the U.S. Government in 1990 and 2000, environmental expenditures related to the Redlands and Burbank properties referenced above are being allocated to the Corporation's operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation.

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

   Waste remediation contract - In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for the Phase II design, construction and limited test of remediation facilities, and the Phase III full remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters, which the Corporation sought to remedy through submission of a request for equitable adjustment (REA) to the DOE in March 1997. In 1998, the Corporation took actions to raise the status of the REA to a formal claim. To date, the Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. In June 1998, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. As a result, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination and recover its costs. In August 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. District Court in Boise, Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. Discovery in the Idaho proceeding has been ongoing since August 2, 1999. In January 2001, in the Court of Federal Claims, the DOE filed a motion for summary judgment seeking to dismiss the Corporation's complaint on jurisdictional grounds. The Corporation opposed the motion in papers filed in April 2001. The Corporation continues to assert its position in the litigation while continuing its efforts to resolve the dispute through non-litigation means.

NOTE 6 -- INFORMATION ON BUSINESS SEGMENTS

   The Corporation operates in five principal business segments. The five segments include Systems Integration, Space Systems, Aeronautics, Technology Services and Global Telecommunications. All other activities fall within the Corporate and Other segment.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

   The Corporation began presenting LMGT as a separate operating segment called Global Telecommunications in the third quarter of 2000. As mentioned previously, LMGT includes the operations of COMSAT from August 1, 2000, and also includes the operations of Lockheed Martin Integrated Business Solutions (IBS). LMGT and IBS were included in the Corporate and Other segment prior to the third quarter of 2000. In the second quarter of 2000, the Corporation reassigned the Space Applications Systems line of business from the Systems Integration segment to the Space Systems segment. Prior period amounts have been reclassified to conform with these organizational changes.

                                                        Three Months Ended
                                                            March 31,
                                                     2001               2000
                                                    ------             ------
Selected Financial Data by Business Segment               (In millions)
Net sales
---------
  Systems Integration                               $1,880             $2,071
  Space Systems                                      1,371              1,672
  Aeronautics                                          855              1,036
  Technology Services                                  500                464
  Global Telecommunications                            254                173
  Corporate and Other                                  150                146
                                                    ------             ------
                                                    $5,010             $5,562
                                                    ======             ======

Operating profit (loss)
-----------------------
  Systems Integration                               $  173             $  168
  Space Systems                                        187                 85
  Aeronautics                                           79                 79
  Technology Services                                   34                 26
  Global Telecommunications                           (130)               (33)
  Corporate and Other                                   29                  1
                                                    ------             ------
                                                    $  372             $  326
                                                    ======             ======

Intersegment revenue/(a)/
------------------------
  Systems Integration                               $   55             $  105
  Space Systems                                         20                 28
  Aeronautics                                           18                 18
  Technology Services                                  168                166
  Global Telecommunications                             19                  3
  Corporate and Other                                   19                 12
                                                    ------             ------
                                                    $  299             $  332
                                                    ======             ======

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


                                                                       March 31,        December 31,
                                                                         2001               2000
                                                                       ---------        ------------
                                                                             (In millions)
Customer advances and amounts in excess of costs incurred/(b)/
-------------------------------------------------------------
  Systems Integration                                                   $    986            $    899
  Space Systems                                                            1,749               2,012
  Aeronautics                                                              2,181               1,636
  Technology Services                                                         14                  16
  Global Telecommunications                                                  200                 202
  Corporate and Other                                                         23                  15
                                                                        --------            --------
                                                                        $  5,153            $  4,780
                                                                        ========            ========

   (a) Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit (loss) amounts presented above.

   (b) At March 31, 2001, customer advances and amounts in excess of costs incurred in the Space Systems segment included approximately $987 million for commercial launch vehicles and related launch services (approximately $460 million of which relates to launch vehicles and services from Russian manufacturers) and approximately $121 million for the manufacture of commercial satellites (approximately $20 million of which is refundable to the customer at each such customer's discretion). Customer advances and amounts in excess of costs incurred in the Aeronautics segment included approximately $1.4 billion related to the F-16 fighter aircraft program (approximately $972 million of which relates to a contract with the United Arab Emirates).

NOTE 7 -- OTHER

   In the first quarter of 2001, the Corporation's Space Systems segment sold certain property in Sunnyvale, California for approximately $185 million in cash. The transaction resulted in a nonrecurring and unusual gain, net of state income taxes, of $111 million which is recorded in other income and expenses. The gain increased net earnings for the quarter by $72 million, or $.17 per diluted share.

   Also during the first quarter of 2001, the Corporation's Global Telecommunications segment recorded a nonrecurring and unusual charge, net of state income tax benefits, of $100 million in other income and expenses related to impairment of its investment in Americom Asia-Pacific, LLC, a joint venture in which the Corporation holds a 50 percent interest. The charge, which was recorded due to an other than temporary decline in the value of the Corporation's investment, reduced net earnings by $65 million, or $.15 per diluted share. The satellite operated by Americom Asia-Pacific, which serves Southeast Asia, was placed in commercial operation late in the fourth quarter of 2000. The decline in value of the investment was assessed to be other than temporary as a result of lower transponder pricing, lower than expected demand manifested in the first quarter and overall market conditions.

   On March 27, 2001, the Corporation announced that it had reached a definitive agreement to sell LMGT's COMSAT Mobile Communications operations to Telenor of Norway for $116.5 million in cash. Consummation of the transaction is conditioned upon approval by the Federal Communications Commission as well as regulatory review under the Hart Scott-Rodino Antitrust Improvement Act and other antitrust laws. If consummated, this transaction is expected to close in the second half of 2001 and is not expected to have a material impact on the Corporation's consolidated results of operations.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

   The components of comprehensive income for the three months ended March 31, 2001 and 2000 consisted of the following:

                                                           Three Months Ended
                                                                 March 31,
                                                            2001         2000
                                                            ----         ----
                                                              (In millions)

Net earnings                                                $ 105       $   54

Other comprehensive income (loss):
 Net foreign currency translation adjustments                   2           --
 Net unrealized (loss) gain from
   available-for-sale investments                             (54)          50
 Net unrealized gain from hedging activities                   14           --
                                                            -----       ------
                                                              (38)          50
                                                            -----       ------

Comprehensive income                                        $  67       $  104
                                                            =====       ======


   The Corporation's total interest payments were $72 million and $94 million for the three months ended March 31, 2001 and 2000, respectively.

   The Corporation made net federal and foreign income tax payments of $272 million and received net federal and foreign income tax refunds of $25 million in the three months ended March 31, 2001 and 2000, respectively.

   New accounting pronouncements adopted - Effective January 1, 2001, the Corporation adopted SFAS No. 133, as amended, related to accounting for derivatives and hedging activities. This Statement requires the recognition of all derivative financial instruments as either assets or liabilities in the Consolidated Balance Sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings. The effect of adopting SFAS No. 133 at January 1, 2001, and amounts recorded related to derivative financial instruments as of and for the three month period ended March 31, 2001, were not material to the Corporation's consolidated results of operations, cash flows, or financial position.

   Pending accounting pronouncements -   In February 2001, the Financial
Accounting Standards Board (FASB) issued a revision to the exposure draft related to accounting for business combinations and intangible assets issued in September 1999. The revision related to the accounting for cost in excess of net assets acquired (goodwill). The exposure draft issued in 1999, among other provisions, would eliminate the pooling of interests method of accounting for business combinations and would have limited the amortization life of goodwill to 20 years. The revision in 2001, among other

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

provisions, would no longer permit the amortization of goodwill under the purchase method of accounting, but rather sets forth a new methodology for assessing and recording impairment of goodwill. In April 2001, the FASB tentatively decided to adopt the non-amortization, impairment-only approach to accounting for goodwill; however, several issues remain unresolved relative to the approach to be used to assess and record impairment. The FASB expects to issue a final pronouncement related to business combinations and intangible assets by June 30, 2001. The Corporation has been monitoring and will continue to monitor the project closely.

NOTE 8 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

   The Corporation recorded $200 million of Monthly Income Preferred Securities
(MIPS) on its consolidated balance sheet in connection with the merger with COMSAT. The MIPS were issued in 1995 by a subsidiary of COMSAT and were guaranteed by COMSAT. In the third quarter of 2000, Lockheed Martin also guaranteed the MIPS. The guarantees by the Corporation and COMSAT are full and unconditional and joint and several.

   The following condensed consolidating financial information presents separate financial information for each of the guarantors, with all non-guarantor entities presented as a separate group. Purchase accounting adjustments recorded in connection with the merger with COMSAT, and amortization of the related intangible assets, are appropriately reflected in this financial information. Investments in majority-owned subsidiaries are accounted for under the equity method of accounting for purposes of this presentation and, accordingly, earnings of such subsidiaries are reflected in the earnings and investment accounts of the parent companies. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

                                                                                      Non-
                                                 Lockheed                          Guarantor
(In millions)                                   Martin/(a)/      COMSAT/(b)/        Entities       Eliminations      Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Condensed Statement of Earnings
---------------------------------------------------------------------------------------------------------------------------------
For the quarter ended March 31, 2001
Net sales                                        $    3,609       $      79        $   1,716       $       (394)     $      5,010
Cost of sales                                         3,290             107            1,678               (394)            4,681
---------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                319             (28)              38                 --               329
Other income and expenses, net                          (29)             24               48                 --                43
Equity in earnings of majority-owned
 subsidiaries                                             7             (11)              --                  4                --
---------------------------------------------------------------------------------------------------------------------------------

                                                        297             (15)              86                  4               372
Interest expense                                        180              10                7                 --               197
---------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                            117             (25)              79                  4               175
Income tax expense                                       12              --               58                 --                70
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                     $      105       $     (25)       $      21       $          4      $        105
=================================================================================================================================
Condensed Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------------
For the quarter ended March 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating
 activities                                      $       94       $    (121)       $   1,076       $         --      $      1,049
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and
 equipment                                              (55)             --              (17)                --               (72)
Other                                                    60             (29)             (90)                --               (59)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                               5             (29)            (107)                --              (131)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in short-term borrowings                   (12)             --               --                 --               (12)
Net repayments related to long-term debt                (17)             --               --                 --               (17)
Issuances of common stock                                43              --               --                 --                43
Common stock dividends                                  (48)             --               --                 --               (48)
Net intercompany financing activities                  (369)             97              272                 --                --
---------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing
 activities                                            (403)             97              272                 --               (34)
---------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                           (304)            (53)           1,241                 --               884
Cash and cash equivalents at beginning of
 period                                                 524              (9)             990                 --             1,505
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period       $      220       $     (62)       $   2,231       $         --      $      2,389
---------------------------------------------------------------------------------------------------------------------------------

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


                                                                            Non-
                                                 Lockheed                   Guarantor
(In millions)                                   Martin/(a)/   COMSAT/(b)/   Entities    Eliminations   Consolidated
==================================================================================================================
Condensed Balance Sheet
------------------------------------------------------------------------------------------------------------------
As of March 31, 2001
Assets
 Cash and cash equivalents                        $   220     $  (62)      $2,231        $    --        $ 2,389
 Receivables                                        4,306         78        2,813         (3,263)         3,934
 Inventories                                        2,419          2        1,150             --          3,571
 Deferred income taxes                              1,121         --            3             --          1,124
 Other current assets                                 434          3           68             --            505
-----------------------------------------------------------------------------------------------------------------
    Total current assets                            8,500         21        6,265         (3,263)        11,523
Property, plant and equipment                       2,548        121          665             --          3,334
Investments in equity securities                       76      1,617          672             --          2,365
Investments in majority-owned
 subsidiaries                                       5,470        942           --         (6,412)            --
Intangible assets related to contracts and
 programs acquired                                  1,000         --           35             --          1,035
Cost in excess of net assets acquired               6,726        615        1,453             --          8,794
Prepaid pension cost                                1,784         50            2             --          1,836
Other assets                                          897        246          480             --          1,623
-----------------------------------------------------------------------------------------------------------------
                                                  $27,001     $3,612       $9,572        $(9,675)       $30,510
=================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                 $   698     $   29       $3,640        $(3,263)       $ 1,104
 Customer advances and amounts in excess
    of costs incurred                               4,524          5          624             --          5,153
 Salaries, benefits and payroll taxes                 731         26          188             --            945
 Income taxes                                         137         (5)          65             --            197
 Short-term borrowings                                 --         --           --             --             --
 Current maturities of long-term debt                 825         75            1             --            901
 Other current liabilities                            695        100        1,136             --          1,931
-----------------------------------------------------------------------------------------------------------------
    Total current liabilities                       7,610        230        5,654         (3,263)        10,231
Long-term debt                                      8,658        135          236             --          9,029
Post-retirement benefit liabilities                 1,629         39           --             --          1,668
Deferred income taxes                                 634        160         (118)            --            676
Other liabilities                                   1,210        353           83             --          1,646
Stockholders' equity:
 Common stock, $1 par value per share                 434         --           --             --            434
 Additional paid-in capital                         1,860         --           --             --          1,860
 Retained earnings                                  5,256         --           --             --          5,256
 Unearned ESOP shares                                (108)        --           --             --           (108)
 Accumulated other comprehensive loss                (182)        --           --             --           (182)
 Total equity of subsidiaries                                  2,695        3,717         (6,412)            --
-----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                      7,260      2,695        3,717         (6,412)         7,260
-----------------------------------------------------------------------------------------------------------------
                                                  $27,001     $3,612       $9,572        $(9,675)       $30,510
=================================================================================================================

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


                                                                              Non-
                                                 Lockheed                   Guarantor
(In millions)                                    Martin/(a)/  COMSAT/(b)/    Entities   Eliminations   Consolidated
===================================================================================================================
Condensed Balance Sheet
-------------------------------------------------------------------------------------------------------------------
As of December 31, 2000
Assets
 Cash and cash equivalents                         $   524     $   (9)         $  990        $    --        $ 1,505
 Receivables                                         3,140         76           2,454         (1,475)         4,195
 Inventories                                         3,054          1             770             --          3,825
 Deferred income taxes                               1,233          3              --             --          1,236
 Other current assets                                  232          9             257             --            498
-------------------------------------------------------------------------------------------------------------------
  Total current assets                               8,183         80           4,471         (1,475)        11,259
Property, plant and equipment                        2,742         76             628             --          3,446
Investments in equity securities                       206      1,617             610             --          2,433
Investments in majority-owned
  subsidiaries                                       5,016        974              --         (5,990)            --
Intangible assets related to contracts and
  programs acquired                                  1,052         --              36             --          1,088
Cost in excess of net assets acquired                6,732        664           1,459             --          8,855
Prepaid pension cost                                 1,743         49               2             --          1,794
Other assets                                           629         73             772             --          1,474
-------------------------------------------------------------------------------------------------------------------
                                                   $26,303     $3,533          $7,978        $(7,465)       $30,349
===================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $   831     $    2          $1,826        $(1,475)       $ 1,184
 Customer advances and amounts in excess
  of costs incurred                                  3,623          2           1,155             --          4,780
 Salaries, benefits and payroll taxes                  821         43             174             --          1,038
 Income taxes                                          241         (2)            280             --            519
 Short-term borrowings                                  12         --              --             --             12
 Current maturities of long-term debt                  802         75               5             --            882
 Other current liabilities                             607         70           1,083             --          1,760
-------------------------------------------------------------------------------------------------------------------
  Total current liabilities                          6,937        190           4,523         (1,475)        10,175
Long-term debt                                       8,713        134             218             --          9,065
Post-retirement benefit liabilities                  1,607         39               1             --          1,647
Deferred income taxes                                  677        156             (97)            --            736
Other liabilities                                    1,209        333              24             --          1,566
Stockholders' equity:
 Common stock, $1 par value per share                  431         --              --             --            431
 Additional paid-in capital                          1,789         --              --             --          1,789
 Retained earnings                                   5,199         --              --             --          5,199
 Unearned ESOP shares                                 (115)        --              --             --           (115)
 Accumulated other comprehensive loss                 (144)        --              --             --           (144)
 Total equity of subsidiaries                           --      2,681           3,309         (5,990)            --
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                         7,160      2,681           3,309         (5,990)         7,160
-------------------------------------------------------------------------------------------------------------------
                                                   $26,303     $3,533          $7,978        $(7,465)       $30,349
===================================================================================================================

/(a)/  Data is related to the Lockheed Martin parent company only.
/(b)/ Data is related to the COMSAT parent company only and pertains to operations from August 1, 2000.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              March 31, 2001


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

     The Corporation's consolidated net sales for the first quarter of 2001 were $5.0 billion, a decrease of ten percent from the $5.6 billion recorded for the comparable period in 2000. Net sales decreases in the Systems Integration, Space Systems and Aeronautics segments more than offset increases in the remaining segments. The Corporation's operating profit (earnings before interest and taxes) for the first quarter 2001 was approximately $372 million, an increase of 14 percent from the $326 million recorded in the comparable 2000 period. The reported amounts for the first quarter of both years include the financial impacts of various nonrecurring and unusual items. The impact of these items on operating profit, net earnings and earnings per diluted share is as follows:

                                                                                             Earnings
                                                            Operating          Net           (loss) per
                                                          profit (loss)   earnings (loss)   diluted share
                                                          -------------   ---------------   -------------
                                                                 (In millions, except per share data)
Quarter ended March 31, 2001
 Sale of surplus real estate (Note 7)                          $ 111             $ 72            $ .17
 Impairment charge related to
  Americom Asia-Pacific (Note 7)                                (100)             (65)            (.15)
                                                               -----             ----            -----
                                                               $  11             $  7            $ .02
                                                               =====             ====            =====
Quarter ended March 31, 2000
 Sales of surplus real estate                                  $  16             $ 10            $ .03
 Divestitures and other portfolio shaping activities              (6)              (4)            (.01)
                                                               -----             ----            -----
                                                               $  10             $  6            $ .02
                                                               =====             ====            =====


     Excluding the effects of these nonrecurring and unusual items, operating profit would have increased in the Systems Integration, Space Systems, Technology Services and Corporate and Other segments, and the operating loss for the Global Telecommunications segment would have declined in the first quarter of 2001 as compared to the first quarter of 2000. Operating profit for the Aeronautics segment remained consistent for the two periods presented. For a more detailed discussion of the operating results of the business segments, see "Discussion of Business Segments" below.

     The Corporation reported diluted earnings per share of $.25 and $.14 for the first quarter of 2001 and 2000, respectively. Excluding the nonrecurring and unusual items presented above, diluted earnings per share for the first quarter of 2001 and 2000 would have been $.23 and $.12, respectively.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

  The Corporation's backlog of undelivered orders at March 31, 2001 remained unchanged from the $56.4 billion reported at December 31, 2000. The Corporation received orders for approximately $5.0 billion in new and follow-on business during the first quarter of 2001 that were substantially offset by sales during the period. Significant new orders received during the quarter primarily related to the CVN 77 Aircraft Carrier systems integration contract, classified activities, bridge funding for the F-22 program, Aegis production, the A-10 Precision Engagement weapon systems upgrade, the National Airspace System Implementation Support contract and three new launch services orders.

Discussion of Business Segments

  The Corporation operates in five principal business segments: Systems Integration, Space Systems, Aeronautics, Technology Services and Global Telecommunications. All other activities fall within the Corporate and Other segment. The following tables of financial information and related discussions of the results of operations of the Corporation's business segments correspond to the presentation of segment information in "Note 6 -- Information on Business Segments" of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, including the financial data in the tables under the headings "Net sales" and "Operating profit (loss)."

  The following table displays the impact of the nonrecurring and unusual items presented earlier on each segment's operating (loss) profit for each of the periods presented:

                                                           Three Months Ended
                                                                March 31,
                                                          2001            2000
                                                         -----           -----
                                                             (In millions)
Nonrecurring and unusual items - profit (loss):
  Systems Integration                                    $  --           $  --
  Space Systems                                            111              17
  Aeronautics                                               --              --
  Technology Services                                       --              (6)
  Global Telecommunications                               (100)             --
  Corporate and Other                                       --              (1)
                                                         -----           -----
                                                         $  11           $  10
                                                         =====           =====

  In an effort to make the following discussion of significant operating results of each business segment more understandable, the effects of the nonrecurring and unusual items in the preceding table have been excluded. The Space Systems and Aeronautics segments generally include programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the large number of relatively smaller programs in the Systems Integration, Technology Services and Global Telecommunications segments, the performance of individual programs typically is not as significant to the results of operations of these segments.

Systems Integration

  Net sales of the Systems Integration segment decreased by nine percent in the first quarter of 2001 from the comparable 2000 period. However, excluding the sales attributable to the

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

segment's Aerospace Electronic Systems and Controls Systems businesses, which were divested in the second half of 2000, and the transfer of the Payload Launch Vehicle contract to the Space Systems business segment, sales for the first quarter of 2001 increased slightly from the year-ago period. Approximately $70 million of the increase in net sales over the comparable 2000 period is attributable to the segment's Missiles & Air Defense product line as a result of higher volume on the Theater High Altitude Area Defense (THAAD) missile program and certain tactical missile programs. Increased net sales in the segment's Naval Electronic and Surveillance Systems product line, primarily due to higher volume on AEGIS programs, contributed approximately $40 million to the current year increase. These increases were partially offset by an approximate $30 million decrease in the segment's Systems Integration-Owego line of business, which includes electronic platform integration businesses.

  Operating profit for the segment increased by three percent in the first quarter of 2001 compared to the same period in 2000. Adjusting for the operating profit attributable to the divested Aerospace Electronic Systems and Controls Systems businesses, operating profit for the first quarter of 2001 would have increased seven percent from the year-ago period. The fluctuation in operating profit was due primarily to the changes in volume mentioned in the discussion of net sales as well as the impact of increases in volume on certain other Systems Integration programs.

Space Systems

  Net sales of the Space Systems segment decreased by 18 percent in the first quarter of 2001 compared to the first quarter 2000. The decrease in sales was principally attributable to a reduction in launch vehicle and commercial satellite activities from the comparable 2000 period. These declines were partially offset by an approximate $50 million increase in volume on ground systems and military and government satellite programs.

  Operating profit for the segment increased 12 percent in the first quarter of 2001 from the respective 2000 period. This increase is primarily attributable to the combination of the absence in 2001 of unfavorable adjustments for market and pricing pressures related to the Atlas commercial launch vehicle program recorded during the first quarter of 2000 and improved performance in 2001 on the Titan IV program. The approximate $60 million increase in operating profit realized from these items, as well as the operating profit impact of the volume increases on ground systems and military and government satellite programs, were largely offset by the volume declines in Commercial Space activities and an approximate $40 million loss provision recorded in the first quarter of 2001 on certain commercial satellite contracts related to schedule and technical issues.

Aeronautics

  Net sales of the Aeronautics segment decreased by 17 percent in the first quarter of 2001 from the comparable period in 2000. The decrease is primarily attributable to an approximate $200 million decline in sales related to reduced deliveries of F-16 fighter aircraft and C-130J airlift aircraft, with another approximately $110 million related to a reduction in sales on C-130J support and other Aeronautics aircraft programs. These decreases were partially offset by sales related to development activities on the F-16 contract with the United Arab Emirates (UAE) as well as increased volume in F-16 support activities.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


     Operating profit for the segment during the first quarter of 2001 remained consistent with the first quarter of 2000, as the impact of reduced deliveries of F-16 aircraft was offset by continued favorable performance on other combat aircraft programs. The reduction in C-130J deliveries did not impact operating profit for the comparative periods due to the suspension of earnings recognition on the program.

Technology Services

     Net sales of the Technology Services segment increased by eight percent in the first quarter of 2001 over the comparable 2000 period. This increase is mainly the result of an approximate $60 million increase in volume on various federal technology services programs, primarily government information technology programs, and in the segment's aircraft maintenance and logistics line of business, primarily the Kelly Aviation Center Propulsion Business Area
(PBA) contract. These increases were partially offset by an approximate $25 million decrease in volume on energy-related contracts due to lower operation and maintenance contract activity as well as the divestitures of Lockheed Martin Energy Technologies and Retech in January 2001.

     Operating profit for the segment increased by six percent in the first quarter of 2001 from the comparable 2000 period. In the first quarter of 2001, increases in operating profits on various federal technology services programs were mostly offset by the operating profit impact of the previously discussed declines in volume on energy-related contracts as well as the divestitures of Lockheed Martin Energy Technologies and Retech.

Global Telecommunications

     Net sales of the Global Telecommunications segment increased by 47 percent during the first quarter of 2001 over the comparable 2000 period. This increase was primarily attributable to the inclusion of net sales from COMSAT Corporation (COMSAT) in the segment's results beginning August 1, 2000, offset by the absence in 2001 of $65 million in net sales associated with the recognition of revenue on a Proton launch vehicle, which successfully launched the ACeS 1 satellite in the first quarter of 2000.

     Global Telecommunication's operating loss decreased nine percent during the first quarter 2001 from the respective 2000 period mainly due to improvements in Global Telecommunications' Satellite Services line of business.

Corporate and Other

     Net sales of the Corporate and Other segment increased by three percent in the first quarter of 2001 compared to the first quarter of 2000. This improvement is primarily attributable to increased volume on state and municipal services programs.

     Operating profit of the Corporate and Other segment increased by $27 million in the first quarter of 2001 from the comparable 2000 period. This increase is primarily the result of increased interest income associated with the Corporation's higher cash balances in the first quarter of 2001 as compared to the first quarter of 2000, as well as the operating profit impact of increased volume on state and municipal services.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2001, approximately $1.0 billion of cash was provided by operating activities, compared to $482 million during the first quarter of 2000. This increase was primarily attributable to a significant milestone payment received related to the F-16 fighter aircraft contract with the UAE that increased cash from operating activities by more than $450 million (net of payments to subcontractors and other disbursements associated with the contract), and pretax proceeds from the sale of surplus real estate. In addition, advances received on certain Naval Electronics and Surveillance Systems programs, as well as the impact of increased earnings in 2001, were more than offset by higher income tax payments related to the 2000 divestiture activities.

     Net cash used for investing activities during the first quarter of 2001 was $131 million as compared to $114 million during the first quarter of 2000. The 2001 amount includes approximately $86 million and $30 million for additional equity investments in Astrolink International, LLC and INTELSAT, respectively, as well $72 million used for additions to property, plant and equipment. These outflows were partially offset by approximately $68 million received from property dispositions. The remainder of the cash used for investing activities was attributable to other acquisition and divestiture activities. The 2000 amount included $84 million for additions to property, plant and equipment and $30 million primarily related to additional equity investment in Astrolink International, LLC.

     Net cash used for financing activities in the first quarter of 2001 was $34 million as compared to $290 million during first quarter 2000. The variance between periods was primarily due to a $29 million decrease in the Corporation's total debt position during the first quarter of 2001 versus a decrease in total debt of $247 million during the first quarter of 2000.

     Total debt, including short-term borrowings, decreased by $29 million during the first quarter of 2001 from approximately $10 billion at December 31, 2000. This decrease was primarily attributable to net payments on current maturities of long-term debt of approximately $17 million and the $12 million repayment of short-term debt. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At the end of the first quarter of 2001, the Corporation held cash and cash equivalents of $2.4 billion, a portion of which is expected to be used to retire the approximately $900 million of long-term debt maturing during 2001, with approximately $825 million of that amount due in the second quarter of 2001, and to pay subcontractors and fund other expenditures associated with various long-term contracts. Total stockholders' equity was $7.3 billion at March 31, 2001, an increase of approximately $100 million from the December 31, 2000 balance. This increase resulted from net earnings of $105 million, employee stock option and ESOP activities of $81 million, partially offset by dividend payments of $48 million and other comprehensive losses of $38 million. The Corporation's ratio of debt to total capitalization remained unchanged from the 58 percent reported at December 31, 2000.

     At March 31, 2001, the Corporation had in place a revolving credit facility in the amount of $3.5 billion which expires on December 20, 2001. No borrowings were outstanding under this credit facility at March 31, 2001.

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

     In connection with an order for F-16 fighter aircraft from the UAE valued at approximately $6.4 billion, in June 2000, the Corporation issued a letter of credit in the amount of $2 billion related to advance payments to be received under the contract. At March 31, 2001, in accordance with the terms of the agreement with the UAE, the amount of the letter of credit available for draw down in the event of the Corporation's nonperformance under the contract was limited to the amount of advance payments received to date, or approximately $1.5 billion.

     In March 2001, Space Imaging LLC (Space Imaging), a joint venture in which the Corporation holds a 46 percent ownership interest, closed on a new loan facility under which Lockheed Martin provides debt guarantees of up to $150 million. The amount of borrowings outstanding as of March 31, 2001 for which Lockheed Martin was guarantor was approximately $140 million. The Corporation's investment in Space Imaging is accounted for under the equity method of accounting. At March 31, 2001, the Corporation's investment in and receivables from Space Imaging amounted to approximately $120 million. Space Imaging is pursuing its business plan and Lockheed Martin, as an investor and partner, is working with its other partners and Space Imaging to improve its investment return.

     The Corporation plans to complete its $400 million investment commitment for Astrolink International, LLC (Astrolink), a joint venture in which it holds a 31% interest, in the third quarter of 2001. The remaining commitment at March 31, 2001 is approximately $54 million. To date, Astrolink has a total of $1.325 billion in equity commitments from its partners which, in addition to the Corporation, include TRW, Telespazio, and Liberty Media. The Astrolink business plan contemplates obtaining further funding from a combination of strategic equity, public equity and various debt funding sources. Astrolink is currently in discussions with additional equity partners to raise the necessary funding for the second half of 2001. Concurrently, Astrolink is discussing alternatives for additional funding from the current shareholders, including the Corporation. Lockheed Martin is under contract to build the satellites which will comprise the Astrolink constellation, and to provide related launch vehicles and services.

     Effective March 31, 2000, the Corporation converted its 45.9 million shares of Loral Space & Communications Ltd. (Loral Space) Series A Preferred Stock into an equal number of shares of Loral Space common stock in preparation for divestiture of the shares. The timing of the planned divestiture and the related amount of cash received will depend upon market conditions and other factors. Investments in equity securities in the March 31, 2001 Unaudited Condensed Consolidated Balance Sheet includes approximately $100 million related to the Corporation's investment in Loral Space. In addition, accumulated other comprehensive loss includes an

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


unrealized loss, net of income tax benefits, of approximately $168 million related to this investment. The Corporation is continuing to monitor and assess the underlying market conditions impacting the value of its investment in Loral Space.

OTHER MATTERS

     The Corporation's primary exposure to market risk relates to interest rates and foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include fixed rate long-term debt. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation may use interest rate swaps to manage its exposure to fluctuations in interest rates; however, there were no such agreements outstanding at March 31, 2001.

     The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions. Effective January 1, 2001, the Corporation began accounting for these contracts under the provisions of SFAS No. 133, as amended. At March 31, 2001, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

     As part of a strategic and organizational review begun in 1999, the Corporation is continuing to evaluate alternatives relative to the disposition of all or a portion of its investment in a business unit in the state and municipal services line of business, subject to appropriate valuation, negotiation and approval. Net sales for the quarter ended March 31, 2001 related to this business unit were approximately $140 million. Management cannot predict whether or when a potential divestiture will take place or the amount of proceeds that may ultimately be realized. In addition, on an ongoing basis, the Corporation will continue to explore the sale of various investment holdings and surplus real estate. If the Corporation were to decide to sell any such holdings or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when they are estimable. The Corporation also continues to review its businesses on an ongoing basis to identify ways to improve organizational effectiveness and performance, and to clarify and focus on its core business strategy.

     On August 3, 2000, the Corporation completed its merger with COMSAT pursuant to the terms of the Agreement and Plan of Merger between COMSAT and the Corporation. The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of $76 million in cash balances acquired. The COMSAT transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded in 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. These adjustments included certain amounts totaling approximately $2.1 billion, composed of adjustments to record investments in equity securities acquired at their fair values and cost in excess of net assets acquired, which is being amortized over an estimated life of 30 years.

     Also as more fully described in "Note 5 - Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed price contract with the U.S. Department of Energy (DOE) for the remediation of waste

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


found in Pit 9. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DOE's direction, filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation is defending this action while continuing its efforts to resolve the dispute through non-litigation means.

     In 1992, the Corporation entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). Lockheed Martin owns 51 percent of LKEI and consolidates the operations of LKEI into its financial statements. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton rocket from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with the Corporation and LKEI each holding a 50 percent ownership. ILS was formed to market commercial Atlas and Proton launch services worldwide. Contracts for Proton launch services typically provide for substantial advances from the customer in advance of launch, and a sizable percentage of these advances are forwarded to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer in Russia, to provide for the manufacture of the related launch vehicle. Significant portions of such advances would be required to be refunded to each customer if launch services were not successfully provided within the contracted time frames. At March 31, 2001, approximately $460 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and approximately $641 million of payments to Khrunichev for launches not yet provided was included in inventories. Through March 31, 2001, launch services provided through LKEI and ILS have been in accordance with contract terms.

     The Corporation has entered into agreements with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicle. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $55 million of payments made under these agreements were included in the Corporation's inventories at March 31, 2001.

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

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk," the discussion of "Government Contracts and Regulations," and the discussion of "Industry Considerations" on pages 16 through 17, pages 17 through 19 and pages 39 through 42 respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 25 of this Form 10-Q; "Note 5 -- Contingencies" and "Note 7 -- Other" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 8 through 9 and pages 11 through 13, respectively, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q; and Part II - Item 1, "Legal Proceedings" on page 26 of this Form 10-Q.

                          LOCKHEED MARTIN CORPORATION
                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in "Note 5 - Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q and in the Corporation's 2000 Annual Report on Form 10-K (Form 10-K), or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's results of operations or financial position.

     The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. For the U.S. Government investigations described in the Corporation's Form 10-K, it is too early for Lockheed Martin to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial position.

     See the "Legal Proceedings" section of the Form 10-K for a description of previously reported matters.

Item 4. Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Stockholders on April 26, 2001, the stockholders of Lockheed Martin Corporation:

 . Elected the following individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2002 and until their successors have been duly elected and qualified:


                                      Votes Cast For            Votes Withheld
                                      --------------            --------------
   Norman R. Augustine                  381,799,222                6,976,737
   Marcus C. Bennett                    382,340,200                6,435,759
   Vance D. Coffman                     381,697,884                7,078,075
   James F. Gibbons                     382,643,871                6,132,088
   Caleb B. Hurtt                       381,351,349                7,424,610
   Gwendolyn S. King                    382,465,541                6,310,418
   Douglas H. McCorkindale              382,542,876                6,233,082
   Eugene F. Murphy                     381,577,813                7,198,146
   Frank Savage                         382,704,536                6,071,423
   Robert J. Stevens                    382,819,446                5,956,513
   James R. Ukropina                    382,672,109                6,103,850
   Douglas C. Yearley                   382,638,027                6,137,932

                          LOCKHEED MARTIN CORPORATION
                    PART II - OTHER INFORMATION (continued)


 . Ratified the appointment of Ernst & Young LLP, independent auditors, to audit the consolidated financial statements of the Corporation as of and for the fiscal year ending December 31, 2001. There were 384,387,916 votes for the appointment, 2,440,760 votes against the appointment, and 1,947,283 abstentions.

 . Ratified a proposal to amend the 1995 Omnibus Plan to increase the number of shares authorized for issuance, remove the ability to change the price of a grant and set limits as to the number of restricted shares which could be issued. There were 268,296,452 votes for the proposal, 116,460,846 votes against the proposal, and 4,018,661 abstentions.

 . Rejected a stockholder proposal that recommended that the Corporation publish in various newspapers of general circulation certain information regarding political contributions. There were 12,496,021 votes for the proposal, 320,241,054 votes against the proposal, 14,569,428 abstentions and 41,469,456 non-votes.

 . Rejected a stockholder proposal that recommended that the Corporation prepare and make available to its stockholders a report on the dilutive effects of certain options to purchase the Corporation's stock. There were 23,190,661 votes for the proposal, 318,672,058 votes against the proposal, 5,443,784 abstentions and 41,469,456 non-votes.

 . Rejected a stockholder proposal that recommended that the Corporation disclose all significant promises made to foreign governments or foreign firms in connection with military sales that are intended to offset the U.S. dollar cost of weapons purchased by foreign nations. There were 11,963,988 votes for the proposal, 321,959,461 votes against the proposal, 13,383,054 abstentions and 41,469,456 non-votes.

 . Rejected a stockholder proposal that recommended that the Corporation provide for simple majority vote on each issue submitted to stockholder vote to the fullest extent possible. There were 156,609,272 votes for the proposal, 182,403,307 votes against the proposal, 8,293,924 abstentions and 41,469,456 non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    1. Exhibit 12. Lockheed Martin Corporation Computation of Ratio of Earnings
                   to Fixed Charges for the three months ended March 31, 2001.

(b) Reports on Form 8-K filed in the first quarter of 2001.

    None.

(c) Reports on Form 8-K filed subsequent to the first quarter of 2001.

    None.

                          LOCKHEED MARTIN CORPORATION


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LOCKHEED MARTIN CORPORATION
                               ---------------------------
                               (Registrant)


Date:    May 10, 2001          by: /s/ Christopher E. Kubasik
      -----------------            --------------------------
                                       Christopher E. Kubasik
                                       Vice President and Chief Financial
                                       Officer; Acting Controller