Form 10-Q
period 2001-06-30
LOCKHEED MARTIN CORP
filed 2001-08-10
CIK 936468

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2001              COMMISSION FILE NUMBER   1-11437
                  -------------                                       ---------


                          LOCKHEED MARTIN CORPORATION
                          ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                        52-1893632
-------------------------------                      ----------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                               20817
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (301) 897-6000
                                                     ---------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                               YES       X         NO
                                                    -------------     -------


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                                OUTSTANDING AS OF July 31, 2001
--------------------------                     -------------------------------
COMMON STOCK, $1 PAR VALUE                             435,985,378

                           LOCKHEED MARTIN CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                  ------------

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
Part I.      Financial Information

     Item 1.    Financial Statements

       Unaudited Condensed Consolidated Statement of Earnings-
         Three Months and Six Months Ended June 30, 2001 and 2000 ...............................         3

       Unaudited Condensed Consolidated Statement of Cash Flows-
         Six Months Ended June 30, 2001 and 2000 ................................................         4

       Unaudited Condensed Consolidated Balance Sheet-
         June 30, 2001 and December 31, 2000 ....................................................         5

       Notes to Unaudited Condensed Consolidated Financial Statements ...........................         6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...........................................        14

     Item 3.    Quantitative and Qualitative Disclosure of Market Risk
                   (included in Item 2. under the caption "Other Matters")

Part II.     Other Information

     Item 1.    Legal Proceedings ...............................................................        25

     Item 4.    Submission of Matters to a Vote of Security Holders .............................        25

     Item 6.    Exhibits and Reports on Form 8-K ................................................        25

Signatures ......................................................................................        27

Exhibit 10.1      Lockheed Martin Corporation Deferred Management Incentive Compensation
                    Plan, as amended June 28, 2001

Exhibit 10.2      Lockheed Martin Corporation Supplemental Savings Plan, as amended June 28,
                    2001

Exhibit 10.3      Deferred Management Incentive Compensation Plan of Lockheed Corporation
                    and its Subsidiaries, as amended June 28, 2001

Exhibit 12        Computation of Ratio of Earnings to Fixed Charges

                           Lockheed Martin Corporation
             Unaudited Condensed Consolidated Statement of Earnings


                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
[GRAPHIC REMOVED HERE]                                      2001            2000             2001             2000
                                                            ----            ----             ----             ----
                                                                      (In millions, except per share data)

Net sales                                                    $ 5,961          $ 6,212        $ 10,971        $ 11,774
Cost of sales                                                  5,568            5,784          10,249          11,033
                                                             -------          -------        --------        --------

Earnings from operations                                         393              428             722             741
Other income and expenses, net                                    26             (103)             69             (90)
                                                             -------          -------        --------        --------

                                                                 419              325             791             651

Interest expense                                                 180              220             377             447
                                                             -------          -------        --------        --------

Earnings before income taxes                                     239              105             414             204
Income tax expense                                                95               63             165             108
                                                             -------          -------        --------        --------

Net earnings                                                 $   144          $    42        $    249        $     96
                                                             =======          =======        ========        ========

Earnings per common share:
-------------------------
   Basic                                                     $   .34          $   .11        $    .59        $    .25
   Diluted                                                   $   .33          $   .11        $    .58        $    .25

Cash dividends declared per common share                     $   .11          $   .11        $    .22        $    .22

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Cash Flows

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                    2001           2000
                                                                                ------------   ------------
                                                                                        (In millions)
Operating Activities:
Net earnings                                                                      $  249           $   96
Adjustments to reconcile earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                   459              480
     Changes in operating assets and liabilities                                     489            1,022
                                                                                  ------           ------

Net cash provided by operating activities                                          1,197            1,598
                                                                                  ------           ------

Investing Activities:
Expenditures for property, plant and equipment                                      (193)            (185)
Other                                                                                (88)             (43)
                                                                                  ------           ------

Net cash used for investing activities                                              (281)            (228)
                                                                                  ------           ------

Financing Activities:
Net decrease in short-term borrowings                                                (12)            (467)
Net repayments related to long-term debt                                          (1,155)             (23)
Issuances of common stock                                                             64                2
Common stock dividends                                                               (96)             (88)
                                                                                  ------           ------

Net cash used for financing activities                                            (1,199)            (576)
                                                                                  ------           ------

Net (decrease) increase in cash and cash equivalents                                (283)             794
Cash and cash equivalents at beginning of period                                   1,505              455
                                                                                  ------           ------

Cash and cash equivalents at end of period                                        $1,222           $1,249
                                                                                  ======           ======



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
                 Unaudited Condensed Consolidated Balance Sheet

                                                                                June 30,        December 31,
                                                                                  2001             2000
                                                                              -----------       ------------
                                                                                       (In millions)
Assets
Current assets:
   Cash and cash equivalents                                                    $  1,222          $  1,505
   Receivables                                                                     3,818             4,195
   Inventories                                                                     3,365             3,825
   Deferred income taxes                                                           1,122             1,236
   Other current assets                                                              492               498
                                                                                --------          --------
         Total current assets                                                     10,019            11,259

Property, plant and equipment                                                      3,323             3,446
Investments in equity securities                                                   2,306             2,433
Intangible assets related to contracts and programs acquired                         997             1,088
Cost in excess of net assets acquired                                              8,726             8,855
Prepaid pension cost                                                               1,928             1,794
Other assets                                                                       1,669             1,474
                                                                                --------          --------
                                                                                $ 28,968          $ 30,349
                                                                                ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $  1,007          $  1,184
   Customer advances and amounts in excess of costs incurred                       4,852             4,780
   Salaries, benefits and payroll taxes                                            1,008             1,038
   Income taxes                                                                      207               519
   Short-term borrowings                                                              --                12
   Current maturities of long-term debt                                              275               882
   Other current liabilities                                                       1,759             1,760
                                                                                --------          --------
         Total current liabilities                                                 9,108            10,175

Long-term debt                                                                     8,517             9,065
Post-retirement benefit liabilities                                                1,646             1,647
Deferred income taxes                                                                682               736
Other liabilities                                                                  1,605             1,566

Stockholders' equity:
   Common stock, $1 par value per share                                              435               431
   Additional paid-in capital                                                      1,917             1,789
   Retained earnings                                                               5,352             5,199
   Unearned ESOP shares                                                             (100)             (115)
   Accumulated other comprehensive loss                                             (194)             (144)
                                                                                --------          --------
         Total stockholders' equity                                                7,410             7,160
                                                                                --------          --------
                                                                                $ 28,968          $ 30,349
                                                                                ========          ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 2001

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission except for the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended) effective January 1, 2001, as discussed in "Note 7 - Other" of the Notes to Unaudited Condensed Consolidated Financial Statements. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2001 presentation.

NOTE 2 -- BUSINESS COMBINATION WITH COMSAT CORPORATION

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

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)

     The following table sets forth the computations of basic and diluted earnings per share:

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                              2001           2000          2001          2000
                                                              ----           ----          ----          ----
                                                                    (In millions, except per share data)
Net earnings for basic and diluted computations             $   144        $     42       $   249      $    96
-----------------------------------------------

Average common shares outstanding:
---------------------------------
Average number of common shares outstanding for basic
    computations                                              425.7           389.5         424.5        388.3
Dilutive stock options based on the treasury stock
    method                                                      4.4             1.7           4.4          1.0
                                                            -------        --------       -------      -------
Average number of common shares outstanding for diluted
    computations                                              430.1           391.2         428.9        389.3
                                                            =======        ========       =======      =======

Earnings per common share:
-------------------------
   Basic                                                    $   .34        $    .11       $   .59      $   .25
   Diluted                                                  $   .33        $    .11       $   .58      $   .25


NOTE 4 -- INVENTORIES


                                                                             June 30,         December 31,
                                                                               2001               2000
                                                                               ----               ----
                                                                                    (In millions)
Work in process, commercial launch vehicles                                  $  1,104           $  1,175
Work in process, primarily related to other long-term contracts and
   programs in progress                                                         4,572              3,834
Less customer advances and progress payments                                   (2,911)            (1,864)
                                                                             --------           --------
                                                                                2,765              3,145
Other inventories                                                                 600                680
                                                                             --------           --------
                                                                             $  3,365           $  3,825
                                                                             ========           ========



     Work in process inventories related to commercial launch vehicles include costs for launch vehicles, both under contract and not under contract, including unamortized deferred costs at June 30, 2001 and December 31, 2000 of approximately $115 million and $100 million, respectively, for launch vehicles not under contract related to the Corporation's Atlas programs. At June 30, 2001 and December 31, 2000, commercial launch vehicle inventories included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


$622 million and $657 million, respectively, for the manufacture of launch vehicles and related launch services.

     Work in process inventories at June 30, 2001 and December 31, 2000 related to other long-term contracts and programs in progress included approximately $55 million and $50 million, respectively, of unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program.

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

     Environmental matters - The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation continues to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $90 million. The Corporation is also coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct preliminary studies of the potential health effects of perchlorate exposure in connection with several sites across the country, including the Redlands site. The results of these studies will assist state and federal regulators in setting appropriate action levels for perchlorates in groundwater, which will in turn assist the Corporation in determining its ultimate clean-up obligation, if any, with respect to perchlorates. Any reduction to the current provisional action level for perchlorates could result in increased clean-up costs for the Corporation.

     Since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with the Corporation's former operations in Burbank, California. Among other things, these consent decrees and orders obligate the Corporation to operate and maintain soil and groundwater treatment facilities in Burbank and Glendale, California through 2018 and 2012, respectively; however, responsibility for the long-term operation of the Burbank facilities was assumed by the city of Burbank in the first quarter of 2001, and responsibility for the Glendale operations was assumed by the city of Glendale in the second quarter of 2001. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000 (the Agreement), the Corporation was reimbursed approximately $100 million in the first quarter of 2000 for past expenditures for certain remediation activities related to the Burbank and Glendale properties. Also under the Agreement, an amount equal to approximately 50 percent of future expenditures for certain remediation activities will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)



(CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and orders described above, net of the effects of the Agreement, will be approximately $45 million.

     The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Redlands and Burbank properties and the city of Glendale described above, a liability of approximately $190 million for certain other properties (including current operating facilities and certain facilities operated in prior years) for which an estimate of financial exposure can be determined has been recorded.

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

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)



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

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                             2001         2000          2001         2000
                                                             ----         ----          ----         ----
                                                                             (In millions)
Selected Financial Data by Business Segment

Net sales
---------
  Systems Integration                                        $  2,165     $  2,334    $   4,045    $    4,405
  Space Systems                                                 1,753        1,780        3,124         3,452
  Aeronautics                                                   1,058        1,253        1,913         2,289
  Technology Services                                             580          599        1,080         1,063
  Global Telecommunications                                       245          111          499           284
  Corporate and Other                                             160          135          310           281
                                                             ---------    ---------  -----------   -----------
                                                             $  5,961     $  6,212      $10,971       $11,774
                                                             =========    =========  ===========   ===========

Operating profit (loss)
-----------------------
  Systems Integration                                        $    194     $    202    $     367    $      370
  Space Systems                                                   103          128          290           213
  Aeronautics                                                      89           89          168           168
  Technology Services                                              39           36           73            62
  Global Telecommunications                                       (29)         (25)        (159)          (58)
  Corporate and Other                                              23         (105)          52          (104)
                                                             ---------    ---------  -----------   -----------
                                                             $    419     $    325    $     791    $      651
                                                             =========    =========   ==========   ===========

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)



                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                             2001         2000          2001         2000
                                                             ----         ----          ----         ----
                                                                             (In millions)
Intersegment revenue(a)
-----------------------
  Systems Integration                                        $     55     $    118    $     110     $     223
  Space Systems                                                    20           34           40            62
  Aeronautics                                                      10           21           28            39
  Technology Services                                             173          186          341           352
  Global Telecommunications                                        21            4           40             7
  Corporate and Other                                              19           11           38            23
                                                             --------     --------    ---------     ---------
                                                             $    298     $    374    $     597     $     706
                                                             ========     ========    =========     =========

                                                                                June 30,        December 31,
                                                                                  2001              2000
                                                                                  ----              ----
                                                                                        (In millions)
Customer advances and amounts in excess of
------------------------------------------
    costs incurred(b)
    -----------------
  Systems Integration                                                           $    992         $    899
  Space Systems                                                                    1,590            2,012
  Aeronautics                                                                      2,063            1,636
  Technology Services                                                                 14               16
  Global Telecommunications                                                          192              202
  Corporate and Other                                                                  1               15
                                                                                --------         --------
                                                                                $  4,852         $  4,780
                                                                                ========         ========


     (a) Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit (loss) amounts presented above.

     (b) At June 30, 2001, customer advances and amounts in excess of costs incurred in the Space Systems segment included approximately $874 million for commercial launch vehicles and related launch services (approximately $379 million of which relates to launch vehicles and services from Russian manufacturers) and approximately $148 million for the manufacture of commercial satellites. Customer advances and amounts in excess of costs incurred in the Aeronautics segment included approximately $1.3 billion for the F-16 fighter aircraft program primarily related to international contracts.

NOTE 7 -- OTHER

     In the first quarter of 2001, the Corporation's Space Systems segment sold certain property in California for approximately $185 million in cash. The transaction resulted in a nonrecurring and unusual gain, net of state income taxes, of $111 million which is recorded in other income and expenses. The gain increased net earnings for the quarter by $72 million, or $.17 per diluted share.

     Also during the first quarter of 2001, the Corporation's Global Telecommunications segment recorded a nonrecurring and unusual charge, net of state income tax benefits, of $100 million in other income and expenses related to impairment of its investment in Americom Asia-Pacific,

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)



LLC, a joint venture in which the Corporation holds a 50 percent interest. The charge, which was recorded due to a decline in the value of the Corporation's investment, reduced net earnings by $65 million, or $.15 per diluted share. The satellite operated by Americom Asia-Pacific, which serves Southeast Asia, was placed in commercial operation late in the fourth quarter of 2000. The decline in value of the investment was assessed to be other than temporary as a result of lower transponder pricing, lower than expected demand manifested in the first quarter and overall market conditions.

     On March 27, 2001, the Corporation announced that it had reached a definitive agreement to sell LMGT's COMSAT Mobile Communications operations to Telenor of Norway for $116.5 million in cash. Consummation of the transaction is conditioned upon approval by the Federal Communications Commission and other customary closing conditions. In May 2001, the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act (HSR Act) expired. This transaction is expected to close in the second half of 2001 and, if consummated, is not expected to have a material impact on the Corporation's consolidated results of operations.

     On June 30, 2000, the Corporation was notified that Globalstar Telecommunications, L.P. (Globalstar) failed to repay borrowings of $250 million under a revolving credit agreement on which Lockheed Martin was a partial guarantor. In connection with its contractual obligation under the guarantee, on June 30, 2000, the Corporation paid $207 million to the lending institutions from which Globalstar borrowed, which included applicable interest and fees. On that same date, Loral Space & Communications, Ltd. (Loral Space), under a separate indemnification agreement between the Corporation and Loral Space, paid Lockheed Martin $57 million. The Corporation is entitled to repayment by Globalstar of the remaining $150 million paid under the guarantee, but has not reached agreement with respect to the form and timing of such repayment. In light of the uncertainty of the situation regarding the amounts due from Globalstar, the Corporation recorded a nonrecurring and unusual charge in the second quarter of 2000, net of state income tax benefits, of approximately $141 million. The charge reduced net earnings by $91 million, or $.23 per diluted share.

     The components of comprehensive income (loss) for the three months and six months ended June 30, 2001 and 2000 consisted of the following:


                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                           2001         2000         2001         2000
                                                           ----         ----         ----         ----
                                                                          (In millions)
Net earnings                                            $   144        $   42      $   249      $    96

Other comprehensive (loss) income:
  Net foreign currency translation adjustments              (11)            5           (9)          (2)
  Net unrealized gain (loss) from
     available-for-sale investments                           8           (90)         (46)         (33)
  Net unrealized (loss) gain from hedging
    activities                                               (9)           --            5           --
                                                        -------        ------      -------      -------
                                                            (12)          (85)         (50)         (35)
                                                        -------        ------      -------      -------

Comprehensive income (loss)                             $   132        $  (43)     $   199      $    61
                                                        =======        ======      =======      =======

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)



     The Corporation's total interest payments were $380 million and $457 million for the six months ended June 30, 2001 and 2000, respectively.

     The Corporation made net federal and foreign income tax payments, net of refunds received, of $348 million and $10 million for the six months ended June 30, 2001 and 2000, respectively.

     New accounting pronouncements adopted - Effective January 1, 2001, the Corporation adopted SFAS No. 133, as amended, related to accounting for derivatives and hedging activities. This Statement requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings. The effect of adopting SFAS No. 133 at January 1, 2001, and amounts recorded related to derivative financial instruments as of and for the three month and six month periods ended June 30, 2001, were not material to the Corporation's consolidated results of operations, cash flows, or financial position.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." The Statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Corporation will be required to adopt the new rules effective January 1, 2002. The elimination of amortization of goodwill is expected to increase 2002 net earnings by approximately $270 million, or $.60 per diluted share. The Corporation will analyze and assess the impairment provisions of the new Statement, but has not yet determined the impact, if any, of the adoption of those provisions.

NOTE 8 -- SUBSEQUENT EVENTS

     On July 19, 2001, the Corporation announced that it had reached a definitive agreement to sell Lockheed Martin IMS Corporation to Affiliated Computer Services, Inc. for $825 million in cash. Consummation of the transaction is conditioned upon satisfaction of customary closing conditions. In August 2001, the waiting period under the HSR Act expired. This transaction is expected to close in the third quarter of 2001 and, if consummated, result in a gain, net of state income taxes, of $400 million to $450 million, or $250 million to $300 million on an after-tax basis.

     On June 29, 2001, COMSAT, a wholly-owned subsidiary of the Corporation, called for the redemption of $200 million in principal amount of the 8.125 percent Cumulative Monthly Income Preferred Securities (MIPS) previously issued by a wholly-owned subsidiary of COMSAT. At June 30, 2001, the MIPS were included in current maturities of long-term debt in the Corporation's Unaudited Condensed Consolidated Balance Sheet. On July 31, 2001, the MIPS were redeemed at par value of $25 per share plus accrued and unpaid dividends to the redemption date.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 June 30, 2001



STRATEGIC AND ORGANIZATIONAL REVIEW

     The Corporation's strategic and organizational review begun in 1999, among other things, included the decision to evaluate the divestiture of certain non-core business units. In connection with this review and as described more fully in "Note 8 - Subsequent Events" of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation announced on July 19, 2001 that it had reached a definitive agreement to sell Lockheed Martin IMS Corporation for $825 million in cash. Net sales for the first six months of 2001 related to the IMS businesses totaled approximately $300 million, excluding intercompany sales. This transaction is expected to close in the third quarter of 2001 and, if consummated, generate net cash proceeds of $500 million to $550 million after related transaction costs and federal and state income tax payments.

     IMS is the final business unit specifically identified for divestiture as part of the strategic and organizational review; however, on an ongoing basis, the Corporation will continue to explore the sale of various non-core businesses, passive equity investments and surplus real estate. If the Corporation were to decide to sell any such holdings or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when they are estimable. The Corporation also continues to review its businesses on an ongoing basis to identify ways to improve organizational effectiveness and performance, and to clarify and focus on its core business strategy.

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

     The Corporation's consolidated net sales for the second quarter of 2001 were $6.0 billion, a decrease of four percent from the $6.2 billion recorded for the comparable period in 2000. Net sales for the six months ended June 30, 2001 were $11.0 billion versus $11.8 billion for the same period of 2000, a decrease of seven percent. Adjusting for acquisitions and divestitures, net sales declined two percent and five percent for the three month and six month periods ended June 30, 2001, respectively, from the comparable 2000 periods. Quarter-to-quarter net sales increases in the Global Telecommunications and Corporate and Other segments were more than offset by decreases in the remaining segments. For the six months ended June 30, 2001, as compared to the respective 2000 period, net sales increases in the Technology Services, Global Telecommunications, and Corporate and Other segments were more than offset by decreases in the remaining segments. The Corporation's operating profit (earnings before interest and taxes) for the second quarter of 2001 was $419 million, an increase of 29 percent from the $325 million recorded in the comparable 2000 period. The Corporation's operating profit for the six months ended June 30, 2001 was $791 million, an increase of 22 percent from the $651 million recorded in the comparable 2000 period. The reported amounts for the quarter ended June 30, 2000 and the six months ended June 30, 2001 and 2000 include the financial impacts of certain nonrecurring and unusual items (there were no such items recorded in the quarter ended June 30, 2001). The

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



impact of these items on operating profit, net earnings and earnings per diluted share is as follows:


                                                                                                   Earnings
                                                                Operating          Net           (loss) per
                                                              profit (loss)   earnings (loss)   diluted share
                                                              --------------  ---------------   -------------
                                                                     (In millions, except per share data)
Quarter ended June 30, 2000
  Charge related to Globalstar guarantee (Note 7)                  $ (141)         $  (91)          $  (.23)
  Partial reversal of CalComp reserve                                  33              21               .05
                                                                   ------          ------           -------
                                                                   $ (108)         $  (70)          $  (.18)
                                                                   ======          ======           =======

Six months ended June 30, 2001
  Sale of surplus real estate (Note 7)                             $  111          $   72           $   .17
  Impairment charge related to
    Americom Asia-Pacific (Note 7)                                   (100)            (65)             (.15)
                                                                   ------          ------           -------
                                                                   $   11          $    7           $   .02
                                                                   ======          ======           =======

Six months ended June 30, 2000
  Charge related to Globalstar guarantee (Note 7)                  $ (141)         $  (91)          $  (.23)
  Partial reversal of CalComp reserve                                  33              21               .05
  Sales of surplus real estate                                         16              10               .03
  Divestitures and other portfolio shaping activities                  (6)             (4)             (.01)
                                                                   ------          ------           -------
                                                                   $  (98)         $  (64)          $  (.16)
                                                                   ======          ======           =======


     Excluding the effects of these nonrecurring and unusual items, quarter-to-quarter operating profit would have increased in the Technology Services and Corporate and Other segments, while the operating loss for the Global Telecommunications segment would have increased in the second quarter of 2001 as compared to the second quarter of 2000. During the same comparative periods, operating profit would have decreased in the Systems Integration and Space Systems segment. Operating profit for the Aeronautics segment remained consistent for the two periods presented. Excluding the effects of these nonrecurring and unusual items, for the six months ended June 30, 2001, changes in the segments' operating profit and losses from the comparable 2000 period were consistent with those in the quarter-to-quarter comparison. For a more detailed discussion of the operating results of the business segments, see "Discussion of Business Segments" below.

     The Corporation reported diluted earnings per share of $.33 and $.58 for the quarter and six months ended June 30, 2001, respectively, as compared to $.11 and $.25 for the comparable 2000 periods. Excluding the nonrecurring and unusual items presented above, diluted earnings per share for the quarter and six months ended June 30, 2001, would have been $.33 and $.56, respectively, and diluted earnings per share for the quarter and six months ended June 30, 2000, would have been $.29 and $.41, respectively.

     The Corporation's backlog of undelivered orders was approximately $53.8 billion at June 30, 2001 as compared to the $56.4 billion reported at December 31, 2000. The Corporation received orders for approximately $8.8 billion in new and follow-on business during the first six months of 2001. These new orders were more than offset by sales during the period and by a reduction in

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



backlog in the Global Telecommunications segment of approximately $450 million primarily to reflect the indefinite deferral of a contract for in-orbit delivery of the ACeS 2 satellite. Significant new orders received during the six month period primarily related to the CVN 77 Aircraft Carrier systems integration contract, classified activities, bridge funding for the F-22 program, Aegis production, the A-10 Precision Engagement weapon systems upgrade, the National Airspace System Implementation Support Contract, the FAA Advanced Technology and Oceanic Procedures contract, six new launch services orders and three new commercial satellite orders.

Discussion of Business Segments

     The Corporation operates in five principal business segments: Systems Integration, Space Systems, Aeronautics, Technology Services and Global Telecommunications. All other activities fall within the Corporate and Other segment. The following table of financial information and related discussions of the results of operations of the Corporation's business segments correspond to the presentation of segment information in "Note 6 -- Information on Business Segments" of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, including the financial data in the tables under the headings "Net sales" and "Operating profit (loss)."

     The following table displays the impact of the nonrecurring and unusual items presented earlier on each segment's operating (loss) profit for each of the periods presented:



                                                               Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                               2001         2000         2001        2000
                                                               ----         ----         ----        ----
                                                                             (In millions)
Nonrecurring and unusual items - profit (loss):
    Systems Integration                                       $    --       $   --       $   --      $   --
    Space Systems                                                  --           --          111          17
    Aeronautics                                                    --           --           --          --
    Technology Services                                            --           --           --          (6)
    Global Telecommunications                                      --           --         (100)         --
    Corporate and Other                                            --         (108)          --        (109)
                                                              -------       ------       ------      ------
                                                              $    --       $ (108)      $   11      $  (98)
                                                              =======       ======       ======      ======


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

Systems Integration

     Net sales for the Systems Integration segment declined by seven percent and eight percent for the quarter and six months ended June 30, 2001, respectively, from the comparable 2000 periods.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



However, excluding the sales attributable to the segment's Aerospace Electronic Systems and Controls Systems businesses, which were divested in the second half of 2000, and the transfer of the Payload Launch Vehicle (PLV) contract to the Space Systems segment at the start of 2001, sales for both the second quarter and the six months ended June 30, 2001 would have increased five percent from the respective year-ago periods. For the quarter, approximately $150 million of the increase in net sales over the comparable 2000 period is attributable to the segment's Missiles & Air Defense product line as a result of higher volume on certain tactical missile programs and the Theater High Altitude Area Defense (THAAD) missile program. This increase was partially offset by an approximate $95 million decrease in the segment's Systems Integration-Owego line of business, which includes electronic platform integration businesses. The remainder of the quarter-to-quarter increase is primarily attributable to increased net sales of approximately $50 million in the segment's Naval Electronic and Surveillance Systems product line, mainly due to higher volume on ground-based air surveillance radar programs and undersea systems activities. For the first six months of 2001 as compared to the respective 2000 period, approximately $205 million of the increase in net sales is attributable to the segment's Missiles & Air Defense product line as a result of higher volume on the same programs mentioned above. This increase was partially offset by an approximate $120 million decrease in the segment's Systems Integration-Owego line of business. Increased net sales of approximately $85 million in the segment's Naval Electronic and Surveillance Systems product line, primarily due to higher volume on ground-based air surveillance radar programs, undersea systems activities, and vertical launching system contracts, accounted for the majority of the remainder of the increase between the six month periods.

     Operating profit for the segment decreased by four percent and one percent for the quarter and six months ended June 30, 2001, respectively, from the comparable 2000 periods. Adjusting for the operating profit attributable to the divested Aerospace Electronic Systems and Controls Systems businesses, as well as the PLV transfer, operating profit for the quarter and six months ended June 30, 2001, would have increased seven percent and eight percent, respectively, from the year-ago periods. The fluctuation in operating profit is due primarily to the changes in the volume mentioned in the discussion of net sales and, relative to the comparative six month periods, the impact of increases attributable to certain other System Integration activities.

Space Systems

     Net sales for the Space Systems segment declined by two percent and ten percent for the quarter and six months ended June 30, 2001, respectively, from the comparable 2000 periods. The majority of the second quarter decrease from the comparable 2000 period is attributable to an approximate $80 million decline in volume on commercial space activities and the absence in 2001 of approximately $50 million in favorable adjustments recorded on the Titan IV program discussed in more detail below. These declines more than offset increases in volume on ground systems and military and government satellite programs which on a combined basis accounted for an approximate $105 million increase in sales. Net sales for the six months ended June 30, 2001 declined approximately $475 million due to volume reductions in commercial space activities and as a result of the absence in 2001 of the favorable adjustments recorded on the Titan IV program in 2000. These decreases were partially offset by increases in volume on ground systems and military and government satellite programs totaling approximately $155 million.

     Operating profit declined twenty percent and nine percent for the quarter and six months ended June 30, 2001, respectively, from the comparable 2000 periods. The majority of the second quarter decrease from the comparable 2000 period is attributable to launch vehicle activities.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



Notably, operating profit declined due to the absence in 2001 of favorable adjustments recorded in the second quarter of 2000 as a result of improved performance and contract modifications on the Titan IV program, which increased sales and operating profit by approximately $50 million. The contract modifications, which resulted primarily from the U.S. Government's Broad Area Review team recommendations, provide for a more balanced sharing of risk in the future. The improved performance on the program resulted from the successful implementation of corrective actions and initiatives taken since a 1999 Titan IV launch failure. Further contributing to the 2001 decline in operating profit was an approximate $40 million loss provision associated with continued market and pricing pressures in the commercial launch vehicle industry. The majority of the loss provision was recorded in connection with the future sale of earlier-generation commercial Atlas launch vehicles. The declines mentioned above were partially offset by an approximate $45 million increase in operating profit on certain other commercial space programs. The majority of the remaining change in quarter-to-quarter operating profit is attributable to the operating profit impact of the previously mentioned increases in volume on military and government satellite programs.

     For the six months ended June 30, 2001, the majority of the decrease in operating profit is attributable to the combined effects of the absence in 2001 of the aforementioned $50 million favorable adjustment recorded on the Titan IV program in 2000 and the approximate $40 million loss provision recorded in the first quarter of 2001 on certain commercial satellite contracts related to schedule and technical issues. Further contributing to the decline in 2001 was the net impact of the approximate $40 million second quarter loss provision described above partially offset by the absence in 2001 of a similar $35 million adjustment recorded during the first quarter of 2000. The majority of the remaining change in operating profit is attributable to the combined operating profit impact of the volume increases on ground systems and military and government satellite programs discussed above, as well as improved performance on the Titan IV program during the first six months of 2001 as compared to the respective 2000 period.

Aeronautics

     Net sales of the Aeronautics segment decreased by 16 percent for both the three and six month periods ended June 30, 2001, respectively, from the comparable periods of 2000. For the quarter, reduced deliveries of F-16 fighter aircraft and C-130J airlift aircraft accounted for approximately $420 million of the decrease in net sales. These decreases were partially offset by net sales increases related to development activities on the F-16 contract with the United Arab Emirates (UAE) as well as F-16 and C-130J support activities, which on a combined basis increased net sales by approximately $230 million. Consistent with the quarter, the majority of the decrease in net sales for the six months ended June 30, 2001, from the comparable 2000 period is attributable to an approximate $620 million decline in net sales as a result of reduced deliveries of F-16 fighter aircraft and C-130J airlift aircraft. These decreases were partially offset by increases in net sales during 2001 related to development activities on the UAE F-16 contract and F-16 support activities, which on a combined basis increased net sales by approximately $345 million. The remainder of the decrease in net sales for the six months ended June 30, 2001, from the comparable 2000 period is primarily the result of lower volume on certain other Aeronautics programs.

     Operating profit for the quarter and year-to-date periods in 2001 remained consistent with the respective periods of the prior year mainly as a result of the decline in F-16 deliveries offset by continued favorable performance on other combat aircraft programs. The reduction in C-130J

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



deliveries did not impact operating profit for the comparative periods due to the previously reported suspension of earnings recognition on the program.

Technology Services

     Net sales of the Technology Services segment decreased by three percent for the second quarter 2001 and increased by two percent for the six months ended June 30, 2001 from the comparable 2000 periods. However, excluding the sales attributable to Lockheed Martin Energy Technologies and Retech, two business units which were divested in January 2001, net sales for the second quarter 2001 would have remained consistent with the year-ago period while net sales for the six months ended June 30, 2001 would have increased by five percent from the respective 2000 period. For the quarter, increases in net sales resulting from increased volume on various federal technology services programs, primarily related to government information technology programs, were offset by volume decreases in the segment's aircraft maintenance and logistics line of business and certain energy-related contracts due to lower operation and maintenance contract activity. The year-to-date net sales increase is mainly the result of an approximate $60 million increase in volume on various federal technology services programs, primarily related to government information technology programs, and in the segment's aircraft maintenance and logistics line of business, primarily the Kelly Aviation Center PBA Contract. These increases were partially offset by decreased volume on energy-related contracts of approximately $10 million due to lower operation and maintenance contract activity.

     Operating profit for the segment increased by eight percent and seven percent for the quarter and six months ended June 30, 2001, respectively, from the comparable 2000 periods. Adjusting for the operating profit attributable to the segment's divested businesses, operating profit for the quarter and six months ended June 30, 2001, would have increased three percent and five percent, respectively, from the year-ago periods. The operating profit impact of the volume fluctuations mentioned previously accounted for the majority of the quarterly and year-to-date increases.

Global Telecommunications

     Net sales of Global Telecommunications increased by $134 million and $215 million for the three and six months ended June 30, 2001, respectively, from the comparable 2000 periods. The increase for both periods was primarily due to the inclusion of the net sales of COMSAT Corporation (COMSAT) in the Global Telecommunications segment beginning August 1, 2000. The segment's enterprise solutions and satellite services businesses, which are primarily composed of operations acquired in the COMSAT transaction, together accounted for approximately $120 million and $260 million of the quarter and six month period increases, respectively. The increase in net sales for the six month period was partially offset by the absence in 2001 of $65 million in net sales associated with the recognition of revenue on a Proton launch vehicle, which successfully launched the ACeS 1 satellite in the first quarter of 2000.

     Global Telecommunications' operating loss was slightly higher for the quarter and six month periods ended June 30, 2001 when compared to the same 2000 periods due to goodwill amortization expense from the COMSAT acquisition that more than offset increases in operating profit.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



Corporate and Other

     Net sales of the Corporate and Other segment increased by 19 percent and 10 percent, respectively, for the quarter and six months ended June 30, 2001, from the comparable 2000 periods. In both periods this increase was mainly due to higher volume on state and municipal services programs.

     Operating profit of the Corporate and Other segment increased by $20 million as compared to the second quarter of 2000 and by $47 million for the six months ended June 30, 2001, versus the respective 2000 period. In addition to the operating profit impact of the volume increases on state and municipal services programs, these increases are also the result of increased interest income associated with the Corporation's higher cash balances during the first half of 2001 as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2001, $1.2 billion of cash was provided by operating activities, compared to $1.6 billion during the first six months of 2000. This decrease was primarily attributable to higher income tax payments in 2001 related to the divestiture activities in 2000, the absence in 2001 of approximately $100 million in reimbursements received in the first quarter of 2000 in connection with the environmental remediation agreement related to the Burbank and Glendale properties, and a decrease of approximately $400 million between the periods in advances received on certain international F-16 fighter aircraft contracts (net of payments to subcontractors and other disbursements in each period). These decreases more than offset the combined increases resulting from the following: the absence in 2001 of a $150 million net payment related to the Corporation's guarantee of Globalstar's indebtedness which was paid in the second quarter of 2000; the receipt of an approximate $100 million cash distribution from INTELSAT in the second quarter of 2001; the impact of increased earnings in 2001; and the increase in pretax proceeds from sales of surplus real estate.

     Net cash used for investing activities during the first six months of 2001 was $281 million as compared to $228 million used during the comparable 2000 period. In addition to $193 million used for additions to property, plant and equipment, the 2001 amount includes approximately $130 million and $30 million for additional equity investments in Astrolink International, LLC and INTELSAT, respectively. These outflows were partially offset by approximately $70 million received from property dispositions. The 2000 amount included $185 million for additions to property, plant and equipment and $43 million primarily related to additional equity investment in Astrolink International, LLC.

     Net cash used for financing activities in the first six months of 2001 was $1.2 billion as compared to $576 million used during the comparable 2000 period. The variance between periods was primarily due to an approximate $1.2 billion decrease in the Corporation's total debt position during the first six months of 2001 versus a decrease in total debt of $490 million during the first six months of 2000. The impact of the cash used to repay debt was partially offset by an approximate $60 million increase in common stock proceeds, primarily from the exercise of employee stock options, during the first six months of 2001 versus the respective 2000 period.

     Total debt, including short-term borrowings, decreased by approximately $1.2 billion during the first six months of 2001 from approximately $10 billion at December 31, 2000. This decrease was primarily attributable to the payment of $825 million in debt maturities, and a pre-payment of

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



$300 million in private placement debt which matures in 2002. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At June 30, 2001, the Corporation held cash and cash equivalents of $1.2 billion, a portion of which was used to redeem the $200 million in Cumulative Monthly Income Preferred Securities in July 2001 as discussed in "Note 8 - Subsequent Events" of the Notes to Unaudited Condensed Consolidated Financial Statements, and to pay subcontractors and fund other expenditures associated with various long-term contracts. Total stockholders' equity was $7.4 billion at June 30, 2001, an increase of approximately $250 million from the December 31, 2000 balance. This increase resulted from net earnings of $249 million and employee stock option and ESOP activities of $147 million, partially offset by dividend payments of $96 million and other comprehensive losses of $50 million. The Corporation's ratio of debt to total capitalization decreased from the 58 percent reported at December 31, 2000 to 54 percent at June 30, 2001.

     At June 30, 2001, the Corporation had in place a revolving credit facility in the amount of $3.5 billion which expires on December 20, 2001. No borrowings were outstanding under this credit facility at June 30, 2001.

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

     Cash and cash equivalents, including temporary investments, internally generated cash flow from operations and other available financing resources, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements and discretionary investment needs during the next twelve months. Consistent with the Corporation's desire to generate cash to reduce debt and invest in its core businesses, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation will continue to explore the sale of various non-core businesses, passive equity investments and surplus real estate.

     In connection with an order for F-16 fighter aircraft from the UAE valued at approximately $6.4 billion, in June 2000, the Corporation issued a letter of credit in the amount of $2 billion related to advance payments to be received under the contract. At June 30, 2001, in accordance with the terms of the agreement with the UAE, the amount of the letter of credit available for draw down in the event of the Corporation's nonperformance under the contract was limited to the amount of advance payments received to date, or approximately $1.5 billion.

     In March 2001, Space Imaging LLC (Space Imaging), a joint venture in which the Corporation holds a 46 percent ownership interest, closed on a new loan facility under which Lockheed Martin provided debt guarantees of up to $150 million. The amount of borrowings outstanding as of June 30, 2001 for which Lockheed Martin was guarantor was approximately $135 million. The Corporation's investment in Space Imaging is accounted for under the equity method of accounting. At June 30, 2001, the Corporation's investment in and receivables from Space Imaging amounted to approximately $110 million.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



     The Corporation completed its $400 million investment commitment for Astrolink International, LLC (Astrolink), a joint venture in which it holds a 31% interest, in July 2001. The Corporation accounts for its investment in Astrolink under the equity method of accounting. To date, Astrolink has received a total of $1.325 billion in equity funding from its partners which, in addition to the Corporation, include TRW, Telespazio, and Liberty Media. The Astrolink business plan contemplates obtaining further funding from a combination of strategic equity, public equity and various debt funding sources. Astrolink is currently in discussions with additional equity partners to raise the necessary funding for the second half of 2001. Concurrently, Astrolink is discussing alternatives for additional funding from the current shareholders, including the Corporation. Lockheed Martin is under contract to build the satellites which will comprise the Astrolink constellation, and to provide related launch vehicles and services. At June 30, 2001, the Corporation's investment in and receivables from Astrolink totaled approximately $400 million.

     Effective March 31, 2000, the Corporation converted its 45.9 million shares of Loral Space & Communications Ltd. (Loral Space) Series A Preferred Stock into an equal number of shares of Loral Space common stock in preparation for divestiture of the shares. The timing of the planned divestiture and the related amount of cash received will depend upon market conditions and other factors. Investments in equity securities in the June 30, 2001 Unaudited Condensed Consolidated Balance Sheet includes approximately $128 million related to the Corporation's investment in Loral Space. In addition, accumulated other comprehensive loss includes an unrealized loss, net of income tax benefits, of approximately $162 million related to this investment. The Corporation is continuing to monitor and assess Loral Space's ability to resolve liquidity concerns and to execute its current business plans in light of underlying market and industry conditions.

     Realization of the Corporation's investments in equity securities, including those discussed above, may be affected by the investee's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the investee's business, and/or other factors.

OTHER MATTERS

     The Corporation's primary exposure to market risk relates to interest rates and foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include cash equivalents and fixed rate long-term debt. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation may use interest rate swaps to manage its exposure to fluctuations in interest rates; however, there were no such agreements outstanding at June 30, 2001.

     The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions. Effective January 1, 2001, the Corporation began accounting for these contracts under the provisions of SFAS No. 133, as amended. At June 30, 2001, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

     As described more fully in "Note 7 -- Other" of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation will be required to adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" effective January 1, 2002. The elimination of amortization of goodwill as required by the new rules is expected to increase 2002 net earnings by approximately $270 million, or $.60 per diluted share. The Corporation will analyze and assess the impairment provisions of the new Statement, but has not as yet determined the impact, if any, of the adoption of those provisions.

                          Lockheed Martin Corporation
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)



     As more fully described in "Note 2 - Business Combination With COMSAT Corporation" of the Notes to Unaudited Condensed Consolidated Financial Statements, on August 3, 2000, the Corporation completed its merger with COMSAT. The purchase accounting adjustments recorded in 2000 related to the merger included certain amounts totaling approximately $2.1 billion, composed of adjustments to record investments in equity securities acquired at their fair values and cost in excess of net assets acquired, which is being amortized over an estimated life of 30 years.

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

     In 1992, the Corporation entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). Lockheed Martin owns 51 percent of LKEI and consolidates the operations of LKEI into its financial statements. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton rocket from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with the Corporation and LKEI each holding a 50 percent ownership. ILS was formed to market commercial Atlas and Proton launch services worldwide. Contracts for Proton launch services typically provide for substantial advances from the customer in advance of launch, and a sizable percentage of these advances are forwarded to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer in Russia, to provide for the manufacture of the related launch vehicle. Significant portions of such advances would be required to be refunded to each customer if launch services were not successfully provided within the contracted time frames. At June 30, 2001, approximately $379 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and approximately $567 million of payments to Khrunichev for launches not yet provided was included in inventories. Through June 30, 2001, launch services provided through LKEI and ILS have been in accordance with contract terms.

     The Corporation has entered into agreements with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicle. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $55 million of payments made under these agreements were included in the Corporation's inventories at June 30, 2001.

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

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk," the discussion of "Government Contracts and Regulations," and the discussion of "Industry Considerations" on pages 16 through 17, pages 17 through 19 and pages 39 through 42 respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 24 of this Form 10-Q; "Note 5 -- Contingencies", "Note 7 -- Other" and "Note 8 -- Subsequent Events" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 8 through 10, pages 11 through 13 and page 13, respectively, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q; and Part II - Item 1, "Legal Proceedings" on page 25 of this Form 10-Q.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 26, 2001, the Corporation held its Annual Meeting of Stockholders. A description of matters voted upon by stockholders at this meeting, and the results of such votes, were disclosed in Item 4 of Lockheed Martin Corporation's Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 10, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         1. Exhibit 10.1. Lockheed Martin Corporation Deferred Management
                          Incentive Compensation Plan, as amended June 28, 2001.

         2  Exhibit 10.2. Lockheed Martin Corporation Supplemental Savings Plan,
                          as amended June 28, 2001.

         3. Exhibit 10.3. Deferred Management Incentive Compensation Plan of
                          Lockheed Corporation and its Subsidiaries, as amended June 28, 2001.

         4. Exhibit 12.   Lockheed Martin Corporation Computation of Ratio of
                          Earnings to Fixed Charges for the six months ended
                          June 30, 2001.

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)



(b) Reports on Form 8-K filed in the second quarter of 2001.

    None.

(c) Reports on Form 8-K filed subsequent to the second quarter of 2001.

    None.

                          LOCKHEED MARTIN CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LOCKHEED MARTIN CORPORATION
                                      ----------------------------
                                      (Registrant)



Date:   August 10, 2001                  by: /s/ Christopher E. Kubasik
     --------------------                    --------------------------
                                             Christopher E. Kubasik
                                             Vice President and Chief Financial
                                             Officer; Acting Controller