Form 10-Q
period 2001-09-30
LOCKHEED MARTIN CORP
filed 2001-11-06
CIK 936468

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED    September 30, 2001      COMMISSION FILE NUMBER   1-11437
                  --------------------------                          -------


                          LOCKHEED MARTIN CORPORATION
                         ----------------------------
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        MARYLAND                                              52-1893632
-------------------------------                          ---------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

   6801 ROCKLEDGE DRIVE, BETHESDA, MD                             20817
----------------------------------------                       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (301) 897-6000
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

                                           YES  X   NO
                                               ----    ----
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



           CLASS                          OUTSTANDING AS OF October 31, 2001
--------------------------                ----------------------------------
COMMON STOCK, $1 PAR VALUE                          440,518,418
================================================================================

                          LOCKHEED MARTIN CORPORATION
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                 ____________

                                     INDEX

                                                                                                                        Page No.
                                                                                                                        --------
Part I.  Financial Information

 Item 1. Financial Statements

   Unaudited Condensed Consolidated Statement of Operations-
     Three Months and Nine Months Ended September 30, 2001 and 2000...................................................      3

   Unaudited Condensed Consolidated Statement of Cash Flows-
     Nine Months Ended September 30, 2001 and 2000....................................................................      4

   Unaudited Condensed Consolidated Balance Sheet-
     September 30, 2001 and December 31, 2000.........................................................................      5

   Notes to Unaudited Condensed Consolidated Financial Statements.....................................................      6

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................................     17

 Item 3. Quantitative and Qualitative Disclosure of Market Risk (included in Item 2. under the caption "Other Matters")

Part II. Other Information

 Item 1. Legal Proceedings............................................................................................     32

 Item 6. Exhibits and Reports on Form 8-K.............................................................................     33

Signatures............................................................................................................     34

Exhibit 12 Computation of Ratio of Earnings to Fixed Charges


                          Lockheed Martin Corporation
           Unaudited Condensed Consolidated Statement of Operations

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                         2001             2000          2001             2000
                                                        ------           ------        ------           ------
                                                                (In millions, except per share data)
Net sales                                              $6,384           $5,960         $17,355          $17,734
Cost of sales                                           5,955            5,552          16,204           16,585
                                                       ------           ------         -------          -------

Earnings from operations                                  429              408           1,151            1,149
Other income and expenses, net                            151             (434)            220             (524)
                                                       ------           ------         -------          -------

                                                          580              (26)          1,371              625
Interest expense                                          172              229             549              676
                                                       ------           ------         -------          -------

Earnings (loss) before income taxes and
   extraordinary item                                     408             (255)            822              (51)
Income tax expense                                        159              449             324              557
                                                       ------           ------         -------          -------

Earnings (loss) before extraordinary item                 249             (704)            498             (608)
Extraordinary loss on early extinguishment
   of debt                                                (36)              --             (36)              --
                                                       ------           ------         -------          -------

Net earnings (loss)                                    $  213           $ (704)        $   462          $  (608)
                                                       ======           ======         =======          =======

Earnings (loss) per common share:
---------------------------------
Basic:
  Before extraordinary item                            $  .58           $(1.74)        $  1.17          $ (1.54)
  Extraordinary loss on early extinguishment
      of debt                                            (.08)              --            (.08)              --
                                                       ------           ------         -------          -------
                                                       $  .50           $(1.74)        $  1.09          $ (1.54)
                                                       ======           ======         =======          =======

Diluted:
  Before extraordinary item                            $  .57           $(1.74)        $  1.15          $ (1.54)
  Extraordinary loss on early extinguishment
       of debt                                           (.08)              --            (.08)              --
                                                       ------           ------         -------          -------
                                                       $  .49           $(1.74)        $  1.07          $ (1.54)
                                                       ======           ======         =======          =======

Cash dividends declared per common share               $  .11           $  .11         $   .33          $   .33
                                                       ======           ======         =======          =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation

            Unaudited Condensed Consolidated Statement of Cash Flows





                                                                         Nine Months Ended

                                                                           September 30,

                                                                        2001            2000

                                                                        ----            ----

                                                                            (In millions)


Operating Activities:

Earnings (loss) before extraordinary item                              $   498          $ (608)

Adjustments to reconcile earnings (loss) before extraordinary item to net cash provided by operating activities:

    Depreciation and amortization                                          698             724

    Changes in operating assets and liabilities                            998           1,629

                                                                        ------          ------



Net cash provided by operating activities                                2,194           1,745

                                                                        ------          ------



Investing Activities:

Expenditures for property, plant and equipment                            (312)           (283)

Sale of Lockheed Martin IMS Corporation                                    825
             --
Sale of Control Systems                                                     --             510

Sale of shares in Inmarsat                                                  --             164

Other                                                                      (89)            (12)

                                                                        ------          ------



Net cash provided by investing activities                                  424             379

                                                                        ------          ------



Financing Activities:

Net decrease in short-term borrowings                                      (12)           (475)

Repayments of long-term debt                                            (2,289)            (40)

Issuances of common stock                                                  123               6

Common stock dividends                                                    (144)           (132)

                                                                       -------          ------



Net cash used for financing activities                                  (2,322)           (641)

                                                                       -------          ------



Net increase in cash and cash equivalents                                  296           1,483

Cash and cash equivalents at beginning of period                         1,505             455

                                                                       -------          ------



Cash and cash equivalents at end of period                             $ 1,801          $1,938

                                                                       =======          ======









See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
                     Condensed Consolidated Balance Sheet

                                                                              (Unaudited)
                                                                             September 30,        December 31,
                                                                                 2001                2000
                                                                                 ----                ----
                                                                                      (In millions)

Assets
Current assets:
 Cash and cash equivalents                                                     $ 1,801            $ 1,505
 Receivables                                                                     3,785              4,195
 Inventories                                                                     3,337              3,825
 Deferred income taxes                                                           1,122              1,236
 Other current assets                                                              463                498
                                                                               -------            -------
     Total current assets                                                       10,508             11,259

Property, plant and equipment                                                    3,264              3,446
Investments in equity securities                                                 2,182              2,433
Intangible assets related to contracts and programs acquired                       958              1,088
Cost in excess of net assets acquired                                            8,638              8,855
Prepaid pension cost                                                             2,004              1,794
Other assets                                                                     1,643              1,474
                                                                               -------            -------
                                                                               $29,197            $30,349
                                                                               =======            =======
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                              $   924            $ 1,184
 Customer advances and amounts in excess of costs incurred                       5,459              4,780
 Salaries, benefits and payroll taxes                                            1,053              1,038
 Income taxes                                                                      463                519
 Short-term borrowings                                                              --                 12
 Current maturities of long-term debt                                               77                882
 Other current liabilities                                                       1,841              1,760
                                                                               -------            -------
     Total current liabilities                                                   9,817             10,175

Long-term debt                                                                   7,639              9,065
Post-retirement benefit liabilities                                              1,636              1,647
Noncurrent deferred income taxes                                                   679                736
Other liabilities                                                                1,594              1,566

Stockholders' equity:
 Common stock, $1 par value per share                                              438                431
 Additional paid-in capital                                                      2,017              1,789
 Retained earnings                                                               5,517              5,199
 Unearned ESOP shares                                                              (92)              (115)
 Accumulated other comprehensive loss                                              (48)              (144)
                                                                               -------            -------
     Total stockholders' equity                                                  7,832              7,160
                                                                               -------            -------
                                                                               $29,197            $30,349
                                                                               =======            =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          Lockheed Martin Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 2001



NOTE 1 -- BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended) effective January 1, 2001. However, the effect of adopting SFAS No. 133, and amounts recorded related to derivative financial instruments as of and for the three month and nine month periods ended September 30, 2001, were not material to the Corporation's consolidated results of operations, cash flows, or financial position.

  In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

NOTE 2 -- BUSINESS COMBINATION WITH COMSAT CORPORATION

  On August 3, 2000, the Corporation completed its merger with COMSAT Corporation (COMSAT) pursuant to the terms of the Agreement and Plan of Merger between COMSAT and the Corporation. The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of $76 million in cash balances acquired. The COMSAT transaction was accounted for using the purchase method of accounting. Purchase accounting adjustments were recorded in 2000 to allocate the purchase price to assets acquired and liabilities assumed based on their fair values. These adjustments included certain amounts totaling approximately $2.1 billion, composed of adjustments to record investments in equity securities acquired at their fair values and cost in excess of net assets acquired (goodwill), which is being amortized over an estimated life of 30 years.

  Since August 1, 2000, the Corporation has consolidated the operations of COMSAT with the results of operations of Lockheed Martin Global Telecommunications, Inc. (LMGT), a wholly-owned subsidiary of the Corporation. As discussed in more detail in "Note 7 - Divestitures and Other" of the Notes to Unaudited Condensed Consolidated Financial Statements, the Corporation is in the process of evaluating the amount of goodwill recorded at its reporting units, including those at LMGT, to determine if any impairment exists in connection with its adoption of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets."

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (continued)


NOTE 3 -- EARNINGS PER SHARE

  Basic and diluted per share results were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings
(loss) per share and, for the three month and nine month periods ended September 30, 2001, this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings (loss) per share. The diluted loss per share for the three month and nine month periods ended September 30, 2000 was computed in the same manner as the basic loss per share, since adjustments related to the dilutive effects of stock options would have been antidilutive.

  The following table sets forth the computations of basic and diluted loss or earnings per common share:

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                       2001             2000          2001           2000
                                                      ------           ------        ------         ------
                                                               (In millions, except per share data)


Net earnings (loss) for basic and diluted
------------------------------------------
  computations:
  ------------
Earnings (loss) before extraordinary item                 $  249           $ (704)       $  498         $ (608)
Extraordinary loss on early extinguishment of debt           (36)              --           (36)            --
                                                          ------           ------        ------         ------
Net earnings (loss)                                       $  213           $ (704)       $  462         $ (608)
                                                          ======           ======        ======         ======
Average common shares outstanding:
---------------------------------
Average number of common shares outstanding for
 basic computations                                        428.0            405.6         425.7          394.1
Effects of dilutive stock options based on the
 treasury stock method                                       5.2               --           4.6             --
                                                          ------           ------        ------         ------
Average number of common shares outstanding for
 diluted computations                                      433.2            405.6         430.3          394.1
                                                          ======           ======        ======         ======
Earnings (loss) per common share:
--------------------------------
Basic:
  Before extraordinary item                               $  .58           $(1.74)       $ 1.17         $(1.54)
  Extraordinary loss on early extinguishment of debt        (.08)              --          (.08)            --
                                                          ------           ------        ------         ------
                                                          $  .50           $(1.74)       $ 1.09         $(1.54)
                                                          ======           ======        ======         ======
Diluted:
  Before extraordinary item                               $  .57           $(1.74)       $ 1.15         $(1.54)
  Extraordinary loss on early extinguishment of debt        (.08)              --          (.08)            --
                                                          ------           ------        ------         ------
                                                          $  .49           $(1.74)       $ 1.07         $(1.54)
                                                          ======           ======        ======         ======

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (continued)


    In connection with the consummation of the merger with COMSAT discussed in "Note 2 -- Business Combination with COMSAT Corporation," the Corporation issued
27.5 million shares of its common stock in August 2000. Due to the impact that the issuance of those shares had on the weighted average number of shares outstanding for purposes of computing earnings per share, the earnings per share effects of separately disclosed transactions in this Form 10-Q may be different for the quarter in which the transaction occurred and for the nine months ended September 30, 2000. If such amounts are different, the earnings per share amounts for each period are disclosed.

NOTE 4 -- INVENTORIES

                                                                  September 30,       December 31,
                                                                      2001                2000
                                                                    -------             -------
                                                                          (In millions)


Work in process, commercial launch vehicles                         $ 1,133             $ 1,175
Work in process, primarily related to other long-term
 contracts and programs in progress                                   4,734               3,834
Less customer advances and progress payments                         (3,045)             (1,864)
                                                                    -------             -------
                                                                      2,822               3,145
Other inventories                                                       515                 680
                                                                    -------             -------
                                                                    $ 3,337             $ 3,825
                                                                    =======             =======

  Work in process inventories related to commercial launch vehicles include costs for launch vehicles, both under contract and not under contract, including unamortized deferred costs at September 30, 2001 and December 31, 2000 of approximately $125 million and $100 million, respectively, for launch vehicles not under contract related to the Corporation's Atlas programs. At September 30, 2001 and December 31, 2000, commercial launch vehicle inventories included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $688 million and $657 million, respectively, for the manufacture of launch vehicles and related launch services.

  Work in process inventories at September 30, 2001 and December 31, 2000 related to other long-term contracts and programs in progress included approximately $55 million and $50 million, respectively, of unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program.

NOTE 5 -- CONTINGENCIES

   The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation's consolidated results of operations, financial position or cash flows. These matters include the following items:

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (continued)


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

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (continued)


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

  Waste remediation contract - In 1994, the Corporation was awarded a $180 million fixed price contract by the U.S. Department of Energy (DOE) for remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters, which it sought to remedy through submission of a request for equitable adjustment. To date, the Corporation has been unsuccessful in reaching any agreements with the DOE on cost recovery or other contract restructuring matters. In 1998, the DOE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. As a result, the Corporation filed a lawsuit against the DOE in the U.S. Court of Federal Claims in Washington, D.C., challenging and seeking to overturn the default termination and recover its costs. Also in 1998, LMITCO, at the DOE's direction, filed suit against the Corporation in U.S. District Court in Boise, Idaho, seeking, among other things, recovery of approximately $54 million previously paid by LMITCO to the Corporation under the Pit 9 contract. In January 2001, in the Court of Federal Claims, the DOE filed a motion for summary judgment seeking to dismiss the Corporation's complaint on jurisdictional grounds, which the Corporation opposed. On October 16, 2001, the Court of Federal Claims granted the DOE's motion to dismiss, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with the jurisdiction over the dispute. The Corporation intends to appeal the Court's decision to the United States Court of Appeals for the Federal Circuit. In the interim, the Corporation will continue with its efforts to resolve the dispute through non-litigation means.

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (continued)


NOTE 6 -- BUSINESS SEGMENT INFORMATION

  The Corporation operates in five principal business segments: Systems Integration, Space Systems, Aeronautics, Technology Services and Global Telecommunications. All other activities fall within the Corporate and Other segment.

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                       2001          2000          2001          2000
                                                      ------        ------        -------       -------
                                                                     (In millions)
Selected Financial Data by Business Segment

Net sales
---------
  Systems Integration                                 $2,237        $2,325        $ 6,282       $ 6,730
  Space Systems                                        1,718         1,640          4,842         5,092
  Aeronautics                                          1,449         1,038          3,362         3,327
  Technology Services                                    626           566          1,706         1,629
  Global Telecommunications                              291           214            790           498
  Corporate and Other                                     63           177            373           458
                                                      ------        ------        -------       -------
                                                      $6,384        $5,960        $17,355       $17,734
                                                      ======        ======        =======       =======

Operating profit (loss)
-----------------------
  Systems Integration                                 $  203        $ (215)       $   570       $   155
  Space Systems                                          117           113            407           326
  Aeronautics                                            117            77            285           245
  Technology Services                                     47            18            120            80
  Global Telecommunications                              (21)          (23)          (180)          (81)
  Corporate and Other                                    117             4            169          (100)
                                                      ------        ------        -------       -------
                                                      $  580        $  (26)       $ 1,371       $   625
                                                      ======        ======        =======       =======

Intersegment revenue/(a)/
------------------------
  Systems Integration                                 $   61        $  133        $   171       $   356
  Space Systems                                           17           (19)            57            43
  Aeronautics                                             12            18             40            57
  Technology Services                                    192           176            533           528
  Global Telecommunications                               22             6             62            13
  Corporate and Other                                     20            15             58            38
                                                      ------        ------        -------       -------
                                                      $  324        $  329        $   921       $ 1,035
                                                      ======        ======        =======       =======

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (continued)


                                                                      September 30,      December 31,
                                                                           2001              2000
                                                                          ------            ------
                                                                                (In millions)
Selected Financial Data by Business Segment

Customer advances and amounts in excess of costs incurred/(b)/
--------------------------------------------------------------
  Systems Integration                                                     $  960            $  899
  Space Systems                                                            1,655             2,012
  Aeronautics                                                              2,671             1,636
  Technology Services                                                         15                16
  Global Telecommunications                                                  157               202
  Corporate and Other                                                          1                15
                                                                          ------            ------
                                                                          $5,459            $4,780
                                                                          ======            ======

------------------
/(a)/ Intercompany transactions between segments are eliminated in consolidation, and excluded from the net sales and operating profit amounts presented above.

/(b)/ At September 30, 2001, customer advances and amounts in excess of costs incurred in the Space Systems segment included approximately $866 million for commercial launch vehicles and related launch services (approximately $507 million of which relates to launch vehicles and services from Russian manufacturers) and approximately $220 million for the manufacture of commercial satellites. Customer advances and amounts in excess of costs incurred in the Aeronautics segment included approximately $1.8 billion for F-16 fighter aircraft programs primarily related to international contracts.

NOTE 7 -- DIVESTITURES AND OTHER

  On August 24, 2001, the Corporation completed the sale of Lockheed Martin IMS Corporation to Affiliated Computer Services, Inc. for $825 million in cash.
The transaction resulted in a nonrecurring and unusual gain, net of state income taxes, of $476 million which is recorded in other income and expenses. The gain increased net earnings by $309 million, or $.71 per diluted share.

  In the third quarter of 2001, the Corporation recorded a nonrecurring and unusual charge, net of state income tax benefits, of $361 million in other income and expenses related to its investment in Loral Space & Communications
Ltd. (Loral Space).   The charge, which was recorded due to a decline in the
value of the Corporation's investment, reduced net earnings by $235 million, or $.54 per diluted share. The decline in value of the investment was assessed to be other than temporary due to the downward trend in the market price of Loral Space stock and the potential impact of underlying market and industry conditions on Loral Space's ability to execute its current business plans.

  In August 2001, the Corporation called for the redemption of approximately $117 million of 7% debentures ($175 million at face value) due in 2011 which were originally sold at approximately 54 percent of their principal amount. The debentures were redeemed at face value in September 2001, resulting in an extraordinary loss on early extinguishment of debt, net of $23 million in income tax benefits, of $36 million, or $.08 per diluted share.

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (continued)


  In June 2001, COMSAT, a wholly-owned subsidiary of the Corporation, called for the redemption of $200 million in principal amount of the 8.125% Cumulative Monthly Income Preferred Securities (MIPS) previously issued by a wholly-owned subsidiary of COMSAT. In July 2001, the MIPS were redeemed at par value of $25 per share plus accrued and unpaid dividends to the redemption date. The redemption did not result in an extraordinary gain or loss on the early extinguishment of debt.

  In the first quarter of 2001, the Corporation's Space Systems segment sold certain property in California for approximately $185 million in cash. The transaction resulted in a nonrecurring and unusual gain, net of state income taxes, of $111 million which is recorded in other income and expenses. The gain increased net earnings by $72 million, or $.17 per diluted share.

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

  On March 27, 2001, the Corporation announced that it had reached a definitive agreement to sell LMGT's COMSAT Mobile Communications operations to Telenor of Norway for $116.5 million in cash. Consummation of the transaction is conditioned upon approval by the Federal Communications Commission and other customary closing conditions. In May 2001, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) expired. This transaction is expected to close in the fourth quarter of 2001 and, if consummated, is not expected to have a material impact on the Corporation's consolidated results of operations.

  In July 2000, the Corporation made the decision to sell its Aerospace Electronics Systems (AES) businesses and announced that it had reached a definitive agreement to sell these businesses for $1.67 billion in cash (the AES Transaction). The sum of the carrying value of the net assets of the AES businesses and estimated transaction costs exceeded the sales price and, therefore, the Corporation recorded an impairment loss in the third quarter of 2000 to adjust the book values of the net assets to be disposed of to their fair values. Based on preliminary calculations and analyses, the Corporation recorded a nonrecurring and unusual loss, including state income taxes, of approximately $755 million in other income and expenses. The loss negatively impacted results of operations by approximately $980 million, or $2.42 and $2.49 per diluted share for the three month and nine month periods ended September 30, 2000, respectively. The AES Transaction closed in November 2000. In connection with the closing, the Corporation refined certain estimates included in its calculation of the loss on the transaction based on more current information and analyses and, as a result, recorded an adjustment in the fourth quarter of 2000 to reduce the amount of the loss, net of state income taxes, by $157 million, which increased fourth quarter net earnings by $102 million. In total for the year ended

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 (continued)


December 31, 2000, the Corporation recorded a nonrecurring and unusual loss of $598 million related to the AES Transaction.

  In September 2000, the Corporation consummated the sale of Lockheed Martin Control Systems (Control Systems) for $510 million in cash. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain favorably impacted results of operations by $180 million, or $.44 and $.46 per diluted share for the three month and nine month periods ended September 30, 2000, respectively.

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

  In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. As of June 30, 2000, the Corporation had substantially completed the shutdown of CalComp's operations. Based on management's assessment of the remaining actions to be taken to complete initiatives contemplated in the Corporation's original plans and estimates, the Corporation reversed approximately $33 million of the original charge in the second quarter of 2000, which favorably impacted results of operations by $21 million, or $.05 per diluted share.

  In June 2000, the Corporation was notified that Globalstar Telecommunications, L.P. (Globalstar) failed to repay borrowings of $250 million under a revolving credit agreement on which Lockheed Martin was a partial guarantor. In connection with its contractual obligation under the guarantee, on June 30, 2000, the Corporation paid $207 million to the lending institutions from which Globalstar borrowed, which included applicable interest and fees. On that same date, Loral Space & Communications, Ltd. (Loral Space), under a separate indemnification agreement between the Corporation and Loral Space, paid Lockheed Martin $57 million. The Corporation is entitled to repayment by Globalstar of the remaining $150 million paid under the guarantee, but has not as yet reached agreement with respect to the form and timing of such repayment. In light of the uncertainty of the situation regarding the amounts due from Globalstar, the Corporation recorded a nonrecurring and unusual charge in the second quarter of 2000, net of state income tax benefits, of approximately $141 million in other income and expenses. The charge negatively impacted results of operations for the nine month period ended September 30, 2000 by $91 million, or $.23 per diluted share.

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


  The components of comprehensive income (loss) for the three months and nine months ended September 30, 2001 and 2000 consisted of the following:

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                      2001          2000          2001          2000
                                                     -----         -----         -----         -----
                                                                   (In millions)
Net earnings (loss)                                  $ 213         $(704)        $ 462         $(608)
Other comprehensive (loss) income:
  Net foreign currency translation
   adjustments                                         (17)           --           (26)           --
  Net unrealized gain (loss) from
    available-for-sale investments                      11            (8)          (35)          (43)
  Reclassification adjustment due to
    realization of loss on Loral Space
    investment                                         151            --           151            --
  Net unrealized gain from hedging activities            1            --             6            --
                                                     -----         -----         -----         -----
                                                       146            (8)           96           (43)
                                                     -----         -----         -----         -----
Comprehensive income (loss)                          $ 359         $(712)        $ 558         $(651)
                                                     =====         =====         =====         =====

    The Corporation's total interest payments were $450 million and $541 million for the nine months ended September 30, 2001 and 2000, respectively.

  The Corporation's federal and foreign income tax payments, net of refunds received, were $345 million and $29 million for the nine months ended September 30, 2001 and 2000, respectively.

  New accounting pronouncements to be adopted - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." The Statement eliminates the requirement to amortize costs in excess of net assets acquired (goodwill) under the purchase method of accounting, and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Corporation will be required to adopt the new rules effective January 1, 2002. The elimination of amortization of goodwill is expected to increase 2002 net earnings by approximately $270 million, or $.60 per diluted share. In connection with the impairment provisions of the new rules, the Corporation is currently evaluating the amount of goodwill recorded at each of its reporting units to determine if any impairment exists.

  In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new Statement supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects
of the disposal of a business.   The new Statement is effective beginning
January 1, 2002, with earlier adoption encouraged. The Corporation is analyzing and assessing the provisions of the new Statement, but does not currently expect that its adoption will have a material impact on the Corporation's results of operations, financial position or cash flows.

                          Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  (continued)


NOTE 8 - SUBSEQUENT EVENT

  On October 25, 2001, the Corporation made the decision and so advised Astrolink International, LLC (Astrolink), a joint venture in which the Corporation holds a 31% interest, that it did not plan to make any additional investment in Astrolink. The Corporation accounts for its investment in Astrolink under the equity method of accounting. Astrolink has received a total of $1.325 billion in equity funding from its partners which, in addition to the Corporation, include Liberty Media, TRW and Telespazio. The Corporation completed its $400 million investment commitment to Astrolink in the third quarter of 2001. The Astrolink business plan contemplated obtaining further funding from a combination of strategic equity, public equity and debt funding sources. To date, Astrolink has been unsuccessful in obtaining additional debt or equity funding. In addition to its equity investment, Lockheed Martin's Space Systems segment has contracts with Astrolink to manufacture four satellites and provide the related launch services, and LMGT has contracts to perform system development and other services. Those contracts have been or are in the process of being terminated due to Astrolink funding considerations. At September 30, 2001, the Corporation's equity investment in and receivables from Astrolink totaled approximately $430 million, and its backlog related to Astrolink totaled approximately $1.1 billion. Unless Astrolink is able to obtain additional funding in the near term, the Corporation expects to recognize a nonrecurring and unusual charge in the fourth quarter of 2001 for the estimated loss related to the anticipated decline in value of its investment in and its potential inability to recover receivables from Astrolink.

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 2001



STRATEGIC AND ORGANIZATIONAL REVIEW

   The Corporation's strategic and organizational review begun in 1999 included, among other things, the decision to evaluate the divestiture of certain non-core business units.

   In connection with this review and as described more fully in "Note 7 - Divestitures and Other" of the Notes to Unaudited Condensed Consolidated Financial Statements (Note 7), on August 24, 2001, the Corporation consummated the sale of Lockheed Martin IMS Corporation (IMS) which resulted in a nonrecurring and unusual gain, net of state income taxes, of $476 million. The gain increased net earnings by $309 million, or $.71 per diluted share. Net sales for the seven months ended July 31, 2001, the effective date of the divestiture, related to the IMS businesses totaled approximately $355 million, excluding intercompany sales. This transaction is expected to generate net cash proceeds of approximately $560 million after related transaction costs and federal and state income tax payments.

  Also as described more fully in Note 7, in July 2000, the Corporation decided to sell its Aerospace Electronics Systems (AES) businesses and announced that it had reached a definitive agreement to sell these businesses for $1.67 billion in
cash (the AES Transaction).   The sum of the carrying value of the net assets of
the AES businesses and estimated transaction costs exceeded the sales price and, therefore, the Corporation recorded a nonrecurring and unusual impairment loss, including state income taxes, of approximately $755 million in other income and expenses in the third quarter of 2000 to adjust the book values of the assets to be disposed of to their fair values. The loss negatively impacted results of operations by approximately $980 million, or $2.42 and $2.49 per diluted share for the three month and nine month periods ended September 30, 2000,
respectively.   Although the AES Transaction resulted in the Corporation
recording a pretax loss, it resulted in a gain for tax purposes primarily because cost in excess of net assets acquired (goodwill) is not deductible for tax purposes and therefore was not included in the tax basis of the net assets of AES. Accordingly, the Corporation was required to make state and federal income tax payments associated with the divestiture. Net sales for the first nine months of 2000 related to the AES businesses totaled approximately $510 million, excluding intercompany sales.

  The AES Transaction closed in November 2000, and generated net cash proceeds of approximately $1.2 billion after related transaction costs and federal and state income tax payments. In connection with the closing, the Corporation refined certain estimates included in its calculation of the loss on the transaction based on more current information and analyses and, as a result, recorded an adjustment in the fourth quarter of 2000 to reduce the amount of the loss, net of state income taxes, by $157 million, which increased fourth quarter net earnings by $102 million. In total for the year ended December 31, 2000, the Corporation recorded a nonrecurring and unusual loss of $598 million related to the AES Transaction.

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



  Also as described in Note 7, in September 2000, the Corporation completed the sale of Lockheed Martin Control Systems (Control Systems) to BAE SYSTEMS for $510 million in cash. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain favorably impacted results of operations by $180 million, or $.44 and $.46 per diluted share for the three month and nine month periods ended September 30, 2000, respectively. Net sales for the first nine months of 2000 related to Control Systems totaled approximately $215 million, excluding intercompany sales. This transaction generated net cash proceeds of $350 million after related transaction costs and federal and state income tax payments.

  IMS was the final business unit specifically identified for divestiture as part of the strategic and organizational review initiated in 1999; however, on an ongoing basis, the Corporation will continue to explore the sale of various non-core businesses, passive equity investments and surplus real estate. If the Corporation were to decide to sell any such holdings or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when they are estimable. The Corporation also continues to review its businesses on an ongoing basis to identify ways to improve organizational effectiveness and performance, and to focus on its core business strategy.

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

  The Corporation's consolidated net sales for the third quarter of 2001 were $6.4 billion, an increase of seven percent from the $6.0 billion recorded for the comparable period in 2000. Net sales for the nine months ended September 30, 2001 were $17.4 billion versus $17.7 billion for the same period of 2000, a decrease of two percent. Adjusting for acquisitions and divestitures, net sales increased 13 percent and one percent for the three and nine month periods ended September 30, 2001, respectively, from the comparable 2000 periods. Quarter-to-quarter net sales increases in Space Systems, Aeronautics, Technology Services, and Global Telecommunications segments were somewhat offset by lower net sales in the Systems Integration and the Corporate and Other segments. For the nine months ended September 30, 2001, as compared to the respective 2000 period, net sales growth in the Aeronautics, Technology Services, and Global Telecommunication segments was largely offset by declines in the remaining segments.

  The Corporation's operating profit (earnings before interest and taxes) for the third quarter of 2001 was $580 million as compared to an operating loss (loss before interest and taxes) of $26 million recorded for the comparable 2000 period. The Corporation's operating profit for the nine months ended September 30, 2001 was $1.4 billion, versus the $625 million recorded in the comparable 2000 period. The reported amounts for the three and nine months ended September

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



30, 2001 and 2000 include the financial impacts of certain nonrecurring and unusual items, the more significant of which are discussed in Note 7. The impact of these items on operating profit (loss), net earnings (loss) and earnings
(loss) per diluted share is as follows:

                                                                                            Earnings
                                                         Operating          Net            (loss) per
                                                        profit (loss)   earnings (loss)   diluted share
                                                        -------------   ---------------   -------------
                                                             (In millions, except per share data)

Quarter ended September 30, 2001
    Gain of sale of IMS                                        $ 476            $ 309           $  .71
    Write-down of investment in Loral Space                     (361)            (235)            (.54)
    Divestitures and other portfolio shaping
     activities                                                   (5)              (3)            (.01)
    Extraordinary loss on extinguishment of debt                  --              (36)            (.08)
                                                               -----            -----           ------
                                                               $ 110            $  35           $  .08
                                                               =====            =====           ======
Quarter ended September 30, 2000
    Impairment loss on AES                                     $(755)           $(980)          $(2.42)
    Gain on sale of Control Systems                              302              180              .44
    Sales of surplus real estate                                   4                3              .01
    Divestitures and other portfolio shaping
     activities                                                  (34)             (22)            (.05)
                                                               -----            -----           ------
                                                               $(483)           $(819)          $(2.02)
                                                               =====            =====           ======
Nine months ended September 30, 2001
    Gain of sale of IMS                                        $ 476            $ 309           $  .72
    Write-down of investment in Loral Space                     (361)            (235)            (.55)
    Sale of surplus real estate                                  111               72              .17
    Impairment charge related to
      Americom Asia-Pacific                                     (100)             (65)            (.15)
    Divestitures and other portfolio shaping
     activities                                                   (5)              (3)            (.01)
    Extraordinary loss on extinguishment of debt                  --              (36)            (.08)
                                                               -----            -----           ------
                                                               $ 121            $  42           $  .10
                                                               =====            =====           ======
Nine months ended September 30, 2000
    Impairment loss on AES                                     $(755)           $(980)          $(2.49)
    Gain on sale of Control Systems                              302              180              .46
    Charge related to Globalstar guarantee                      (141)             (91)            (.23)
    Partial reversal of CalComp reserve                           33               21              .05
    Sales of surplus real estate                                  20               13              .03
    Divestitures and other portfolio shaping
     activities                                                  (40)             (26)            (.06)
                                                               -----            -----           ------
                                                               $(581)           $(883)          $(2.24)
                                                               =====            =====           ======

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


  Excluding the effects of these nonrecurring and unusual items, quarter-to-quarter operating profit (loss) would have increased from $457 million in 2000 to $470 million this year. A decrease in the Systems Integration segment was offset by improvements in all other segments. For the nine month period, operating profit (loss) excluding the nonrecurring and unusual items, increased from $1.2 billion to $1.3 billion. Improvements in the Aeronautics, Technology Services, Global Telecommunications, and Corporate and Other segments more than offset declines in the Systems Integration and Space Systems segments. (For a more detailed discussion of the operating results of the business segments, see "Discussion of Business Segments" below.)

  Interest expense of $172 million and $549 million for the quarter and nine months ended September 30, 2001 was $57 million and $127 million lower than the comparable periods in 2000 as a result of the reductions in the Corporation's debt portfolio.

  Excluding the impact of nonrecurring and unusual items, the effective income tax rate for both the quarter and nine months ended September 30, 2001 was 40 percent. The comparable effective income tax rates for 2000 were 49 percent and 48 percent, respectively.

  During the quarter ended September 30, 2001, the Corporation incurred an extraordinary loss of $36 million (net of a $23 million income tax benefit), or $.08 per diluted share, on the early retirement of $175 million of 7% debentures due in 2011.

  The Corporation reported net earnings for the third quarter of 2001 of $213 million, or $.49 per diluted share, as compared to a net loss of $704 million, or $1.74 per diluted share, in the comparable 2000 period. Net earnings were $462 million for the 2001 year-to-date period, or $1.07 per diluted share, compared to a net loss of $608 million, or $1.54 per diluted share, for the respective period of 2000. Excluding the nonrecurring and unusual items presented above, diluted earnings per share for the quarter ended September 30, 2001, would have been $.41 as compared to $.28 reported in the respective 2000 period. For the nine month periods ended September 30, 2001 and 2000, earnings per share, excluding the nonrecurring and unusual items presented above, would have been $.97 and $.70, respectively.

  The Corporation's backlog of undelivered orders was $51.5 billion at September 30, 2001 as compared to the $56.4 billion reported at December 31, 2000. The Corporation received orders for $13.9 billion in new and follow-on business during the nine months ended September 30, 2001. These new orders were more than offset by sales during the period, by a reduction in backlog of $1.1 billion associated with the IMS divestiture, and by a reduction in backlog in the Global Telecommunications segment of $450 million primarily to reflect the indefinite deferral of a contract for in-orbit delivery of the ACeS 2 satellite. Significant new orders received during the nine month period primarily related to the F-22 program, the Greece F-16 contract, the Advanced Targeting Pod, the Medium Extended Air Defense (MEADS) program, the CVN 77 Aircraft Carrier systems integration contract, classified activities, Aegis production, the A-10 Precision Engagement weapon systems upgrade, the National Airspace System Implementation Support Contract, the FAA Advanced Technology and Oceanic Procedures contract, nine new launch services orders and five new commercial satellite orders.

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


  On October 26, 2001, the Department of Defense announced that it had selected Lockheed Martin to build the Joint Strike Fighter (JSF), the military's next generation of fighter aircraft. The initial contract provides for the systems development and demonstration phase of the JSF program, which includes the production of 22 aircraft, and is expected to increase backlog in the fourth quarter of 2001 by approximately $19 billion.

  As mentioned in "Note 3 -- Earnings Per Share" of the Notes to Unaudited Condensed Consolidated Financial Statements, due to the issuance of common stock in connection with the consummation of the Merger with COMSAT and the impact that the issuance of those shares had on the weighted average number of shares outstanding for purposes of computing earnings per share, the earnings per share effects of separately disclosed transactions in this Form 10-Q may be different for the quarter in which the transaction occurred and for the nine months ended September 30, 2000. In this discussion, where such amounts are different, the earnings per share amounts for both periods are disclosed.

Discussion of Business Segments

  The Corporation operates in five principal business segments: Systems Integration, Space Systems, Aeronautics, Technology Services and Global Telecommunications. All other activities fall within the Corporate and Other segment. The following table of financial information and related discussions of the results of operations of the Corporation's business segments correspond to the presentation of segment information in "Note 6 -- Business Segment Information" of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q, including the financial data in the tables under the headings "Net sales" and "Operating profit (loss)."

  The following table displays the impact of the nonrecurring and unusual items presented earlier on each segment's operating profit (loss) for each of the periods presented:

                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                   -------------------------    ----------------------
                                         2001         2000          2001         2000
                                        -----        -----         -----        -----
                                                     (In millions)
Segment effects
    Systems Integration                 $  --        $(455)        $  --        $(455)
    Space Systems                          --           --           111           17
    Aeronautics                            --           --            --           --
    Technology Services                    --          (28)           --          (34)
    Global Telecommunications              --           --          (100)          --
    Corporate and Other                   110           --           110         (109)
                                        -----        -----         -----        -----
                                        $ 110        $(483)        $ 121        $(581)
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

Systems Integration

  Net sales for the Systems Integration segment declined by four percent and seven percent for the quarter and nine months ended September 30, 2001, respectively, from the comparable 2000 periods. However, excluding the sales attributable to the segment's AES and Controls Systems businesses, which were divested in the second half of 2000, and the transfer of the Payload Launch Vehicle (PLV) contract to the Space Systems segment at the start of 2001, sales for both the third quarter and the nine months ended September 30, 2001 would have increased nine percent and six percent, respectively, from the comparable year-ago periods. For the quarter, $105 million of the increase in net sales over the comparable 2000 period is attributable to the segment's Missiles & Air Defense product line as a result of higher volume on certain tactical missile programs and the Theater High Altitude Area Defense (THAAD) missile program. Growth in the segment's Naval Electronics and Surveillance Systems product line, mainly due to higher volume on surface system programs and undersea systems activities, increased net sales by $105 million. Net sales resulting from activities in various Command, Control, Communications, Computers and Intelligence (C4I) programs contributed another $20 million to the quarter-to-quarter increase. These increases were partially offset by an $80 million decrease in the segment's Systems Integration-Owego line of business, which includes electronic platform integration businesses. For the nine months ended September 30, 2001 as compared to the respective 2000 period, $310 million of the increase in net sales is attributable to the segment's Missiles & Air Defense product line as a result of higher volume on the same programs mentioned above. Increased net sales in the segment's Naval Electronics and Surveillance Systems product line, primarily due to higher volume on surface systems, undersea systems activities, and ground-based air surveillance radar programs contributed an additional $190 million to the increase in net sales. These increases were partially offset by an approximate $200 million decrease in the segment's Systems Integration-Owego line of business.

  Operating profit for the segment decreased by 15 percent and seven percent for the quarter and nine months ended September 30, 2001, respectively, from the comparable 2000 periods. Adjusting for the operating profit attributable to the divested AES and Controls Systems businesses, as well as the PLV transfer, operating profit for the same periods would have decreased by five percent and increased by three percent, respectively, from the year-ago periods. For the quarter, the operating profit impact of the volume increases in the segment's Missiles & Air Defense and Naval Electronics and Surveillance Systems product lines were more than offset by the impact associated with the volume declines in the Systems Integration-Owego line of business and the timing of operational performance milestones. For the nine months ended September 30, 2001, the change in operating profit is due primarily to the changes in volume and timing on the same program areas mentioned in the discussion of net sales.

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


Space Systems

  Net sales for the Space Systems segment increased by five percent and declined by five percent for the quarter and nine months ended September 30, 2001, respectively, from the comparable 2000 periods. The majority of the third quarter increase from the comparable 2000 period is attributable to increased volume on ground systems and military and government satellite programs which, on a combined basis, accounted for a $170 million increase in net sales. These increases were partially offset by a $100 million decline in volume on commercial space activities and government launch vehicle programs. Net sales for the nine months ended September 30, 2001 declined $480 million due to volume reductions in commercial space activities and as a result of the absence in 2001 of $50 million in favorable adjustments recorded on the Titan IV program discussed in more detail below. These decreases were partially offset by increases in volume on ground systems and military and government satellite programs totaling $325 million.

  Operating profit increased by four percent and decreased by four percent for the quarter and nine months ended September 30, 2001, respectively, from the comparable 2000 periods. During the quarter, increased operating profit associated with a favorable commercial launch vehicle mix comparison between quarters and increased operating profit on various other space segment activities were partially offset by a $45 million loss provision taken during the quarter. This loss provision was recorded in connection with a lower of cost or market inventory assessment of the Atlas line of commercial launch vehicles.

  For the nine months ended September 30, 2001, the majority of the decrease in operating profit is attributable to the combined effects of several adjustments recorded in 2001 and 2000 on certain commercial space and government launch vehicle programs. Notably, the aforementioned loss provision taken during the third quarter of 2001 accounted for a $45 million decline in operating profit. Operating profit was also negatively impacted by the absence in 2001 of favorable adjustments recorded in the second quarter of 2000 as a result of improved performance and contract modifications on the Titan IV program, which increased sales and operating profit by $50 million. The contract modifications, which resulted primarily from the U.S. Government's Broad Area Review team recommendations, provide for a more balanced sharing of risk in the future. The improved performance on the program resulted from the successful implementation of corrective actions and initiatives taken since a 1999 Titan IV launch failure. Further contributing to the 2001 decline in operating profit was a $40 million loss provision recorded in the second quarter of 2001 associated with an assessment of the continued market and pricing pressures affecting an earlier generation of commercial launch vehicles. Additional declines in operating profit resulted from the net impact of a $40 million loss provision recorded in the first quarter of 2001 on certain commercial satellite contracts related to schedule and technical issues, partially offset by the absence in 2001 of a $35 million adjustment recorded on the Atlas program during the first quarter of 2000. The declines mentioned above were partially offset by increased operating profit resulting from improved performance on government launch vehicle programs, the impact of the volume increases on ground systems and military and government satellite programs discussed above, as well as the operating profit impact in other space segment activities. On a combined basis, these items increased operating

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



profit by $105 million, which accounted for the majority of the remaining change in operating profit between the periods.

Aeronautics

  Net sales for the Aeronautics segment increased by 40 percent and one percent for the quarter and nine months ended September 30, 2001, respectively, from the comparable 2000 periods. During the quarter, net sales increased by $200 million due to increased development activities related to international F-16 fighter aircraft programs and initial ramp-up on F-22 fighter aircraft production. Additionally, net sales increased by $155 million as a result of greater volume in support activities for the F-16 and C-130 airlift aircraft as well as on other tactical fighter aircraft programs. The remaining increase in net sales was primarily attributable to a change in the aircraft deliveries from the comparable 2000 period with six F-16's and five C-130J's delivered in 2001 as contrasted with eight F-16's and four C-130J's delivered in the prior year. For the nine month period, net sales increased by $460 million due to increased development activities related to international F-16 programs and the initial ramp-up on F-22 production. Volume increases of $170 million in F-16 and C-130 support activities also contributed to the growth in net sales. These increases were partially offset by declines in net sales of $575 million resulting from 16 fewer F-16 deliveries in 2001, down from the 34 delivered in 2000, and nine fewer C-130J's, down from the 14 delivered in 2000.

     Aeronautics operating profit for the quarter and year-to-date periods increased by 52 percent and 16 percent respectively, when compared to the same periods of 2000. The reduction in operating profit from the decline in F-16 deliveries for both the three and nine month periods was more than offset by increased operating profit from F-16 support activities and other Aeronautics programs. The net change in C-130J deliveries did not impact operating profit for the comparative periods due to the previously reported suspension of earnings recognition on the program.

Technology Services

  Net sales of the Technology Services segment increased by 11 percent for the third quarter of 2001 and five percent for the year-to-date period, when compared to the comparable periods of 2000. However, excluding the sales attributable to Lockheed Martin Energy Technologies and Retech, two business units which were divested in January 2001, net sales would have increased 15 percent quarter-over-quarter and nine percent year-over-year. The increase in net sales was primarily attributable to volume increases associated with the segment's government information technology and aircraft & logistics programs when comparing the respective three and nine month periods. These increases were somewhat offset by lower net sales associated with the segment's energy-related contracts.

  Operating profit for the segment increased by two percent and five percent for the three and nine months ended September 30, 2001, respectively, from the comparable 2000 periods. Excluding the operating profit from the divested businesses, operating profit for the quarter and year-to-date period would have increased three percent and five percent, respectively. The

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


volume increases previously discussed accounted for the net increase in operating profit for both periods.

  In October 2001, the Corporation announced that it had reached a definitive agreement under which Lockheed Martin Technology Services will acquire all of the outstanding stock of OAO Corporation (OAO), a leading provider of information technology solutions to the federal government. Consummation of the transaction is conditioned upon completion of review under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions, and the transaction is expected to close before the end of 2001. OAO's revenues for 2000 were in excess of $200 million.

Global Telecommunications

  Net sales of Global Telecommunications increased by $77 million and $292 million for the three and nine months ended September 30, 2001, respectively, from the comparable 2000 periods. The increase for both periods was primarily due to the inclusion of the net sales of COMSAT Corporation (COMSAT) in the Global Telecommunications segment beginning August 1, 2000. The segment's enterprise solutions, satellite services, and systems & technology businesses, which include operations acquired in the COMSAT transaction, on a combined basis accounted for $74 million and $340 million of the quarter and nine month period increases, respectively. The increase in net sales for the nine month period was partially offset by the absence in 2001 of $65 million in net sales associated with the recognition of revenue on a Proton launch vehicle, which successfully launched the ACeS 1 satellite in the first quarter of 2000.

  Global Telecommunications' operating loss was slightly lower for the quarter and nine month periods ended September 30, 2001 when compared to the same 2000 periods. Increases in satellite services operating profit were offset by losses experienced in enterprise solutions' international operations when comparing the three and nine month periods. Other operational improvements and the absence in 2001 of a $15 million charge related to an information outsourcing contract recorded in the third quarter of 2000, negated the increase in the amortization of goodwill from the COMSAT acquisition.

Corporate and Other

  Net sales of the Corporate and Other segment decreased by 64 percent and 19 percent, respectively, for the quarter and nine months ended September 30, 2001, from the comparable 2000 periods primarily as a result of the July 2001 divestiture of the segment's Information Management Services (IMS) business.

  Operating profit of the Corporate and Other segment increased by $3 million as compared to the third quarter of 2000, and by $50 million for the nine months ended September 30, 2001 versus the comparable period in 2000. Adjusting for the operating profit attributable to IMS, operating profit for the quarter and nine months ended September 30, 2001, would have increased by $16 million and $34 million, respectively, from the year-ago periods. These increases are

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



primarily the result of increased interest income associated with the Corporation's higher cash balances during 2001 as compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 30, 2001, $2.2 billion of cash was provided by operating activities, compared to $1.7 billion during the comparable 2000 period. This increase was primarily attributable to the combination of several favorable fluctuations between periods: the impact of increased earnings in 2001, an increase of $440 million between the periods in working capital on F-16 programs due to milestone payments and the timing of payments to subcontractors and other disbursements in each period, the absence in 2001 of a $150 million net payment related to the Corporation's guarantee of Globalstar's indebtedness which was paid in the second quarter of 2000, the receipt of a $100 million cash distribution from INTELSAT in the second quarter of 2001, and the increase in pretax proceeds from sales of surplus real estate. These increases more than offset the combined decreases resulting from the following: higher income tax payments in 2001 related to the divestiture activities in 2000 and the absence in 2001 of $100 million in reimbursements received in the first quarter of 2000 in connection with the environmental remediation agreement related to the Burbank and Glendale properties.

  Net cash provided by investing activities during the nine months ended September 30, 2001, was $424 million as compared to $379 million provided during the comparable 2000 period. The increase between periods is primarily attributable to the $825 million received in 2001 from the divestiture of IMS as compared to the $510 million and $164 million received in 2000 on, respectively, the divestiture of Controls Systems and the partial sale of the Corporation's investment in Inmarsat. This increase was partially offset by a $29 million increase in expenditures for property, plant and equipment during the nine months ended September 30, 2001, over the $283 million expended during the comparable 2000 period. The 2001 amount includes $140 million and $30 million for additional equity investments in Astrolink International, LLC and INTELSAT, respectively. The 2000 amount included $107 million for additional equity investments in Astrolink International, LLC. The remaining components of cash provided by investing activities in each period are proceeds from the disposition of fixed assets and other net investing activities.

  Net cash used for financing activities during the nine months ended September 30, 2001, was $2.3 billion as compared to $641 million used during the comparable 2000 period. The variance between periods was primarily due to a $2.2 billion decrease in the Corporation's total debt position during the nine months ended September 30, 2001 versus a decrease in total debt of $515 million during the comparable 2000 period. The cash outlays for debt reduction were partially offset by an $117 million increase in common stock proceeds, primarily from the exercise of employee stock options, during the nine months ended September 30, 2001 versus the respective 2000 period.

  Total debt, including short-term borrowings, decreased by $2.2 billion during the nine months ended September 30, 2001 from $10 billion at December 31, 2000. This decrease was primarily attributable to the pre-payment of $1.05 billion in private placement debt, originally scheduled to mature in November 2002, a payment of $825 million in debt maturities, the early

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



redemption of $200 million of 8.125% Monthly Income Preferred Securities (MIPS) due 2025, issued by a wholly-owned subsidiary of COMSAT, and the early retirement of $175 million of 7.0% debentures due in 2011. As noted previously, the Corporation incurred an extraordinary loss associated with this early retirement. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At September 30, 2001, the Corporation held cash and cash equivalents of $1.8 billion, a portion of which will be used to pay subcontractors and fund other expenditures associated with various long-term contracts. In addition, a portion of this amount was used to repay approximately $210 million of privately placed debt in November 2001. Total stockholders' equity was $7.8 billion at September 30, 2001, an increase of $672 million from the December 31, 2000 balance. This increase resulted from net earnings of $462 million, employee stock option and ESOP activities of $258 million, and other comprehensive income of $96 million (see Note 7), partially offset by dividend payments of $144 million. The Corporation's ratio of debt to total capitalization decreased from the 58.2 percent reported at December 31, 2000 to 49.6 percent at September 30, 2001.

  At September 30, 2001, the Corporation had in place a revolving credit facility in the amount of $3.5 billion which expires on December 20, 2001. No borrowings were outstanding under this credit facility at September 30, 2001. The Corporation intends to replace the $3.5 billion credit facility with a $1.0 billion 1-year revolving credit facility and a $1.5 billion 5-year revolving credit facility. The new credit facilities are expected to be in place in November 2001.

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

  In connection with an order for F-16 fighter aircraft from an international customer, the Corporation has in place a letter of credit in the amount of $2 billion related to advance payments received under the contract, which is available for draw down in the event of the Corporation's nonperformance.

   In March 2001, Space Imaging LLC (Space Imaging), a joint venture in which the Corporation holds a 46 percent ownership interest, closed on a new loan facility under which Lockheed Martin provided debt guarantees of up to $150 million. The amount of borrowings outstanding as of September 30, 2001 for which Lockheed Martin was guarantor was

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



approximately $135 million. The Corporation's investment in Space Imaging is accounted for under the equity method of accounting. At September 30, 2001, the Corporation's investment in and receivables from Space Imaging amounted to approximately $105 million.

  In the third quarter of 2001, the Corporation completed its $400 million investment commitment to Astrolink International, LLC (Astrolink), a joint venture in which the Corporation holds a 31% interest. The Corporation accounts for its investment in Astrolink under the equity method of accounting. Astrolink has received a total of $1.325 billion in equity funding from its partners which, in addition to the Corporation, include Liberty Media, TRW and Telespazio. The Astrolink business plan contemplated obtaining further funding from a combination of strategic equity, public equity and debt funding sources. On October 25, 2001, the Corporation made the decision and so advised Astrolink that it did not plan to make any additional investment in Astrolink. To date, Astrolink has been unsuccessful in obtaining additional debt or equity funding. In addition to its equity investment, Lockheed Martin's Space Systems segment has contracts with Astrolink to manufacture four satellites and provide the related launch services, and LMGT has contracts to perform system development and other services. Those contracts have been or are in the process of being terminated due to Astrolink funding considerations. At September 30, 2001, the Corporation's equity investment in and receivables from Astrolink totaled approximately $430 million, and its backlog related to Astrolink totaled approximately $1.1 billion.

  Unless Astrolink is able to obtain additional funding in the near term, the Corporation expects to recognize a nonrecurring and unusual charge in the fourth quarter of 2001 for the estimated loss related to the anticipated decline in value of its investment in and its potential inability to recover receivables from Astrolink. If the Corporation were to write off its total investment in and receivables from Astrolink, the amount of such charge, net of state income tax benefits, would be approximately $420 million, and would reduce net earnings by approximately $275 million. These amounts are exclusive of contract termination, potential severance and other expenses which are yet to be determined. The Corporation anticipates that the expected loss of earnings on the Astrolink contracts on a recurring basis will be largely offset by the elimination of the projected continued equity losses related to the Astrolink investment.

  Effective March 31, 2000, the Corporation converted its 45.9 million shares of Loral Space & Communications Ltd. (Loral Space) Series A Preferred Stock into an equal number of shares of Loral Space common stock in preparation for divestiture of the shares. The timing of the planned divestiture and the related amount of cash received will depend upon market conditions and other factors. Due to the downward trend in the market price of Loral Space stock and the potential impact of underlying market and industry conditions on Loral Space's ability to execute its current business plans, the Corporation recorded a nonrecurring and unusual charge, net of state income tax benefits, of $361 million in the third quarter of 2001 related to its investment in Loral Space. The charge reduced net earnings by $235 million, or $.54 per diluted share.

  Realization of the Corporation's investments in equity securities, including those discussed above, may be affected by the investee's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the investee's business, and/or other factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect the Corporation's earnings in the periods affected by those events.

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


OTHER MATTERS

  The Corporation's primary exposure to market risk relates to interest rates and foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include cash equivalents and fixed rate long-term debt. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation may use interest rate swaps to manage its level of exposure to fluctuations in interest rates from time to time. There were no such agreements outstanding at September 30, 2001; however, the Corporation did initiate a program in the fourth quarter of 2001 to swap fixed interest rates on certain of its long-term debt for variable interest rates based on LIBOR, with the intention that such swaps qualify for hedge accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

  The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of firm commitments or specific anticipated transactions. Effective January 1, 2001, the Corporation began accounting for these contracts under the provisions of SFAS No. 133, as amended. At September 30, 2001, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

  As described more fully in Note 7, the Corporation will be required to adopt SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" effective January 1, 2002. The elimination of amortization of goodwill as required by the new rules is expected to increase 2002 net earnings by approximately $270 million, or $.60 per diluted share. In connection with the impairment provisions of the new rules, the Corporation is currently evaluating the amount of goodwill recorded at each of its reporting units to determine if any impairment exists.

  Also as described more fully in Note 7, on March 27, 2001, the Corporation announced that it had reached a definitive agreement to sell LMGT's COMSAT Mobile Communications operations to Telenor of Norway for $116.5 million in cash. This transaction is expected to close in the fourth quarter of 2001 and, if consummated, is not expected to have a material impact on the Corporation's consolidated results of operations.

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

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



  In 1992, the Corporation entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). Lockheed Martin owns 51 percent of LKEI and consolidates the operations of LKEI into its financial statements. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton rocket from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with the Corporation and LKEI each holding a 50 percent ownership. ILS was formed to market commercial Atlas and Proton launch services worldwide. Contracts for Proton launch services typically provide for substantial advances from the customer in advance of launch, and a sizable percentage of these advances are forwarded to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer in Russia, to provide for the manufacture of the related launch vehicle. Significant portions of such advances would be required to be refunded to each customer if launch services were not successfully provided within the contracted time frames. At September 30, 2001, approximately $507 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and approximately $633 million of payments to Khrunichev for launches not yet provided was included in inventories. Through September 30, 2001, launch services provided through LKEI and ILS have been in accordance with contract terms.

  The Corporation has entered into agreements with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicle. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $55 million of payments made under these agreements were included in the Corporation's inventories at September 30, 2001.

FORWARD LOOKING STATEMENTS

  This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate," "anticipate," "project," "intend," "expect," and similar expressions are intended to identify forward looking statements. All forward looking statements are subject to change and involve risks and uncertainties, including, without limitation: the Corporation's ability to achieve or quantify savings through its global cost-cutting program and other financial management programs; the ability to obtain or the timing of obtaining future government awards; the availability of government funding and customer requirements both domestically and internationally; changes in government or customer priorities due to program reviews or revisions to strategic objectives (including changes in priorities to respond to recent terrorist threats or to improve homeland protection); difficulties in developing and producing operationally advanced technology systems; the competitive environment; economic business and political conditions domestically and internationally (including economic disruption caused by recent terrorist threats); program performance and the timing of contract payments; the timing and customer acceptance of product deliveries and launches; and the outcome of contingencies

                         Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

(including completion of any acquisitions and divestitures, litigation and environmental remediation efforts). In addition, realization of the value of the Corporation's investments in equity securities (including Astrolink International, LLC, Inmarsat, Ltd., INTELSAT, Ltd., New Skies Satellites, N.V., Loral Space & Communications, Ltd., and Space Imaging, LLC) may be affected by the investee's ability to obtain adequate funding and execute its business plan, general market conditions, industry considerations specific to the investee's business, and/or other factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect the Corporation's earnings in the periods affected by those events. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

  For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussion of "Competition and Risk," the discussion of "Government Contracts and Regulations," and the discussion of "Industry Considerations" on pages 16 through 17, pages 17 through 19 and pages 39 through 42 respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 31 of this Form 10-Q; "Note 5 -- Contingencies," "Note 7 -Divestitures and Other" and "Note 8 -- Subsequent Event" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 8 through 10, pages 12 through 15 and page 16, respectively, of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q; and Part II - Item 1, "Legal Proceedings" on page 32 of this Form 10-Q.

                          Lockheed Martin Corporation
                          Part II- Other Information


Item 1. Legal Proceedings

  The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in "Note 5 - Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q and in the Corporation's 2000 Annual Report on Form 10-K (Form 10-K), or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's results of operations, financial position or cash flows.

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

                          Lockheed Martin Corporation
                          Part II- Other Information
                                  (continued)


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      1. Exhibit 12. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2001.

(b)  Reports on Form 8-K filed in the third quarter of 2001.

     None.

(c)  Reports on Form 8-K filed subsequent to the third quarter of 2001.

     None.

                          LOCKHEED MARTIN CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LOCKHEED MARTIN CORPORATION
                                     ---------------------------
                                     (Registrant)


Date:  November 6, 2001               by: /s/ Rajeev Bhalla
       -------------------                ----------------
                                          Rajeev Bhalla
                                          Vice President and Controller
                                          (Chief Accounting Officer)