Form 10-K
period 2001-12-31
LOCKHEED MARTIN CORP
filed 2002-03-07
CIK 936468

                              Filed March 7, 2002

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2001 Commission file number 1-11437

                           LOCKHEED MARTIN CORPORATION
             (Exact name of registrant as specified in its charter)

              Maryland                              52-1893632
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

       6801 Rockledge Drive, Bethesda, Maryland 20817-1877 (301/897-6000)
          (Address and telephone number of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class             Name of each exchange on which registered
    -------------------             -----------------------------------------
 Common Stock, $1 par value                New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $23.2 billion as of January 31, 2002.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 443,385,919 shares outstanding as of January 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation's 2002 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I


ITEM 1 BUSINESS

General

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates and operates advanced technology systems, products and services. We serve customers in both domestic and international defense and commercial markets, with our principal customers being agencies of the U.S. Government. Lockheed Martin was formed in March 1995 by combining the businesses of Martin Marietta Corporation and Lockheed Corporation. We are a Maryland corporation.

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner and you should review such information.

Our principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817. Our telephone number is (301) 897-6000. Our home page on the Internet is www.lockheedmartin.com. You can learn more about us by reviewing our SEC filings on our web site. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Lockheed Martin. We make our web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Business Segments

We operate in four principal business segments: Systems Integration, Space Systems, Aeronautics and Technology Services. We report all other activities of the Corporation as part of the Corporate and Other segment or as discontinued operations. Following is a brief description of the activities of each business segment:

Systems Integration - Engaged in the design, development, integration and production of high performance electronic systems for undersea, shipboard, land and airborne applications. Major product lines include missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; platform integration systems; command, control, communications, computers and intelligence (C4I) systems for naval, airborne and ground applications; surveillance and reconnaissance systems; air traffic control systems; and postal automation systems.

Space Systems - Engaged in the design, development, engineering and production of commercial and military space systems, including those systems that perform intelligence, surveillance, and reconnaissance. Major product lines include spacecraft, space launch vehicles and space systems; their supporting ground systems and services; and strategic fleet ballistic missiles. In addition, Space Systems has investments in joint ventures that are principally engaged in businesses that complement and enhance other activities of the segment.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Aeronautics - Engaged in the design, research and development, production and support of combat and air mobility aircraft, surveillance/command systems, reconnaissance systems, platform systems integration and advanced development programs. Major products and programs include the F-35 (Joint Strike Fighter), the F-16 multi-role fighter, the F-22 air-dominance fighter, the C-130J tactical airlift aircraft, the F-2 combat aircraft and support for the C-5, F-117 and U2 aircraft.

Technology Services - Provides a wide array of information management, engineering, scientific and logistic services to federal agencies and other customers. Major product lines include e-commerce, enterprise information services, software modernization, information assurance and data center management for the U.S. Department of Defense ("DoD"), civil government agencies and commercial customers; engineering, science and information services for NASA; aircraft and engine maintenance and modification services; management, operation, maintenance, training, and logistics support for military and civilian systems; launch, mission, and analysis services for military and commercial satellites; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Corporate and Other - Includes our properties line of business, investments in Intelsat, Ltd. (Intelsat), Inmarsat Ventures plc (Inmarsat), New Skies Satellites, N.V. (New Skies) and other global telecommunications investments, as well as various other corporate activities.

We previously reported Global Telecommunications as a separate segment. On December 7, 2001, we announced plans to exit the Global Telecommunications services business. In connection with that action, we plan to sell certain of the Lockheed Martin Global Telecommunications (LMGT) businesses and realign other LMGT businesses and telecommunications equity investments to other Lockheed Martin business units. At December 31, 2001, the LMGT businesses held for sale included Satellite Services (World Systems, Mobile Communications and Lockheed Martin Intersputnik) and COMSAT - International (formerly Enterprise Solutions - International). These businesses are now reported as discontinued operations. The sale of the Mobile Communications business was completed on January 11, 2002.

The LMGT businesses retained by the Corporation have been realigned as follows:

o The Systems & Technology line of business and COMSAT General telecommunications business have been realigned within the Space Systems segment.
o Enterprise Solutions - U.S., a commercial information technology business, has been realigned within the Technology Services segment.
o LMGT's investments in Intelsat, Inmarsat, New Skies and other satellite ventures have been realigned within the Corporate and Other segment.

In addition, the Corporation completed the sale of Lockheed Martin IMS Corporation (IMS), a wholly-owned subsidiary, for $825 million in cash on August 24, 2001. IMS previously was reported as part of the Corporate and Other segment. The results of IMS's operations, as well as the gain on sale, have been reclassified to discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Comparative segment revenues, profits and related financial information for 2001, 2000, and 1999 are provided in the table entitled Selected Financial Data by Business Segment in Note 17-

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Information on Industry Segments and Major Customers on page 72 of this Form 10-K. All historical financial information has been reclassified to be consistent with the current segment presentation.

Systems Integration

Our Systems Integration segment has several operating units that mainly are engaged in U.S. defense work. Systems Integration's core businesses are:

o    Naval electronics and surveillance systems
o    Missiles and fire control systems
o    Command, control, communications, computers and intelligence (C4I) systems
o    Platform integration, business solutions and material handling systems.

During 2001, System Integration's net sales represented 38% of our total net sales.

Naval Electronics & Surveillance Systems provides ship systems integration services, surface ship and submarine combat systems, sensors and missile launching systems. Missiles and Fire Control produces air and missile defense systems, tactical battlefield missiles, electro-optical systems, fire control systems and precision guided weapons and munitions. The C4I businesses provide information superiority systems; federal information management solutions such as automated fingerprint identification systems; and simulation and training systems and services. C4I also encompasses Air Traffic Management, which develops and integrates advanced air traffic control systems. The platform integration business integrates mission-specific combat suites and other systems for anti-submarine warfare, electronic warfare and surveillance and reconnaissance applications. Systems Integration also develops and integrates postal automation and material handling systems, and provides information technology solutions for government and commercial business customers.

System Integration serves as a lead systems integrator. It's major products include surface ship and submarine combat systems; anti-submarine and undersea warfare systems; land-, sea- and air-based radars; air and theater missile defense systems; anti-armor, air-to-surface and surface-to-surface missiles; electro-optical and fire control systems; avionics and ground combat vehicle integration; command and control systems for naval, airborne and ground applications; simulation and training systems; logistics management; government and commercial information technology systems; intelligence, surveillance and reconnaissance systems; air traffic control systems; and postal automation and material handling systems.

System Integration's major business orders during 2001 included winning the U.S. Air Force's Advanced Targeting Pod program to provide advanced target detection and identification capabilities for U.S. Air Force and Air National Guard F-16 crews, receiving a U.S. Air Force contract to equip its fleet of A-10 aircraft with a new precision attack capability, winning a U.S. Army competition to produce field and laser-based training systems for live force-on-force training, and winning multiple U.S. Postal Service contracts to further speed automated mail processing and improve the machine recognition of handwritten addresses. Lockheed Martin is leading a team competitively selected by the U.S. Federal Aviation Administration (FAA) to provide modern, integrated systems that will monitor and control U.S. and international commercial aircraft operating within approximately 23 million square miles of oceanic airspace. Systems Integration also was awarded a 10-year contract to provide information technology

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

services for the Office of the Secretary of Defense at the Pentagon. In addition, we were one of two companies selected by the U.S. Air Force to participate in the advanced development phase of the Small Diameter Bomb (SDB) program, aimed at fielding a precision-guided munition that will enable U.S. fighters and bombers to attack more targets with fewer planes.

Furthering U.S. Government priorities of enhanced international cooperation and interoperability, the MEADS International joint venture - whose participants include Lockheed Martin, Alenia Marconi Systems of Italy, European Aeronautic Defence and Space (EADS) and LFK - Lenkflugkorpersysteme GmbH of Germany - received a NATO contract for risk reduction effort on the Medium Extended Air Defense System (MEADS). MEADS is being developed to provide next-generation air and missile defense capabilities for the United States and its allies. In another international order, we were selected to upgrade 10 maritime patrol aircraft under the Royal Netherlands Navy's P-3C Capabilities Upgrade Program.

Systems Integration received follow-on orders in 2001 involving a number of established programs. These include the AEGIS combat system for the U.S. Navy; production of Army Tactical Missile System missiles for the United States and Republic of Korea; Multiple Launch Rocket System rockets for Egypt; and mobile radar systems for Korea, Latvia and Estonia.

Systems Integration is extending its skills and technologies into adjacent growth markets. For example, in 2001, we opened a Commercial Flight Training Center in Orlando with FAA certified simulators and delivered a truck driver trainer system - originally developed for the military - to a commercial customer. We also expanded our military air traffic control radar business into the adjacent civil government market, receiving a contract to build three terminal airport surveillance radars and provide a fourth secondary surveillance radar for an international customer.

Major program milestones achieved during 2001 include the successful completion of a rigorous development test program for the Patriot Advanced Capability-3 (PAC-3) Missile (now in production), commencement of low-rate initial production of the Joint Air-to-Surface Standoff Missile, and the FAA's introduction of a new system that automatically detects potential aircraft-to-aircraft conflicts. We delivered, ahead of schedule, the first of six new Light Airborne Multi-Purpose System (LAMPS) Mk III SH-60B helicopters for the Spanish Navy. We shipped the 100th SQQ-89 undersea warfare system to the U.S. Navy as the production program continued into its 15th year, and marked delivery of the 500th Consolidated Automated Support System to the U.S. Navy. We also launched the U.S. Navy's newest oceanographic research vessel, the Kilo Moana, the first ship for which a systems integrator, rather than a shipyard, served as prime contractor. We completed technical handover of the United Kingdom's New En Route Centre, which will increase air traffic capacity over southern England and Wales; conducted a successful preliminary design review for the U.S. Navy's new Remote Minehunting System; and received an "exceptional" rating from the U.S. Air Force for our team's management of the Integrated Space Command and Control program during its critical start-up period.

The segment is heavily dependent on both military and civilian agencies as customers. In 2001, U.S. Government customers accounted for approximately 77% of the segment's total net sales.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Space Systems

The Lockheed Martin Space Systems Company, an operating unit of the Corporation, is headquartered in Denver, Colorado. Space Systems' principal business areas are:

o    Astronautics Operations
o    International Launch Services
o    Missiles and Space Operations
o    Commercial Space Systems
o    Management & Data Systems
o    Michoud Operations
o    Special Programs

A portion of the segment's activities involves classified programs for the U.S. Government. At December 31, 2001, Space System's net sales represented approximately 28% of our total net sales.

Astronautics Operations designs, develops, manufactures and integrates advanced technology systems for space and defense. Principal products include classified activities and the Titan and Atlas families of launch vehicles. International Launch Services (ILS) markets the Atlas and Proton launch vehicles.

Missiles & Space Operations designs, develops, manufactures and integrates strategic missiles and spacecraft for communications, Earth observation, scientific and navigation missions for military and civilian government agencies and commercial customers. Principal products include the Trident II submarine-launched fleet ballistic missile, the Space-Based Infrared System-High (SBIRS-H) program, and defense communications satellites such as MILSTAR and Advanced Extremely High Frequency (AEHF) satellites.

Commercial Space Systems, located in Newtown, Pennsylvania, designs, builds, markets and operates turnkey satellite systems for the space-based telecommunications market, and provides space-based solutions for other applications.

Management & Data Systems (M&DS) is a leader in technically advanced system engineering, information technology, sensor processing, and communications systems. This unit provides complex, innovative solutions for intelligence, surveillance, and reconnaissance programs for diverse government, commercial and international customers.

Michoud Operations manufactures the external tank for the Space Shuttle and NASA. This unit also designs, develops and manufactures, for government and commercial customers, large aluminum and composite structures (including fuel tanks for space vehicles), cryogenic propellant feed systems and thermal protection systems for cryogenic structures. In March 2001, NASA announced that the X-33 program, a sub-scale technology demonstrator of a reusable launch vehicle, would not receive additional Space Launch Initiative funds. As a result, the current X-33 program will come to completion when the cooperative agreement between NASA and Lockheed Martin expires in March of 2002.

Special Programs is a program management organization formed to assist classified customers with the management of Lockheed Martin contracts.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


United Space Alliance, LLC, which we jointly own on a 50% basis with The Boeing Company, is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. It also performs the modification, testing and checkout operations required to prepare Space Shuttles for launch.

We also own 46% of Space Imaging LLC, a supplier of satellite images, satellite imaging access, and related products and services.

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2001, U.S. Government customers accounted for 87% of the segment's net sales.

Aeronautics

Aeronautics' major lines of business are combat aircraft, air mobility, and aeronautical research and development. Aeronautics has operations in Fort Worth, Texas; Marietta, Georgia; Palmdale, California; and plants in Clarksburg, West Virginia; Johnstown, Pennsylvania; Meridian, Mississippi; and Pinellas, Florida. Portions of the segment's activities involve classified programs for the U.S. Government. In 2001, Aeronautics' net sales represented 22% of our total net sales.

Aeronautics designs, develops, integrates, produces and supports advanced military fighter and airlift aircraft, and related technologies. Aeronautics is involved in numerous large defense programs, including:

o F-22 air-dominance fighter - with significantly improved capabilities over current U.S. Air Force aircraft
o F-16 multi-role fighter - presently the world's premier, low-cost, multi-role fighter
o    F-35 (Joint Strike Fighter)
o C-130J transport - latest generation of C-130 Hercules tactical transport aircraft.

Aeronautics is the team leader for the F-22 Raptor air-dominance fighter aircraft program. In 2001, the Defense Acquisition Board (DAB) unanimously recommended proceeding with F-22 low-rate initial production, and Aeronautics received contract authorization in September 2001 for Production Lot 1 (10 aircraft). Aeronautics received contract authorization for F-22 Production Lot 2 (13 aircraft) on January 31, 2002.

Aeronautics is also the prime contractor on the F-16 Fighting Falcon tactical fighter aircraft and continues to provide upgrades for the U.S. Air Force and our international customers. Since the program's inception, over 4,300 of these aircraft have been ordered. In 2001, major F-16 orders included 52 aircraft for Israel and 10 aircraft for Greece. F-16 deliveries totaled 24 aircraft in 2001.

For the next generation Joint Strike Fighter (JSF), various branches of the U.S. military, the United Kingdom and other countries' militaries are working together on a set of requirements that should allow a near-common design for this aircraft. In 2001, we completed the Concept Demonstration Program (CDP) and concluded flight demos with all three variants meeting or exceeding all required test points. In October 2001, Aeronautics was awarded the F-35 (JSF) System Development and Demonstration (SDD) contract and recorded an order of nearly $19 billion. The SDD contract has a performance period of 10.5 years. During the SDD phase, the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Lockheed Martin-led team will produce 22 aircraft (14 flying test aircraft and 8 ground test aircraft). Envisioned to be a cornerstone of future defense capability for the U.S. and its allied partners, plans call for more than 3,000 aircraft to be produced over the life of the program. Low-rate initial production is scheduled to begin in the 2005-2006 timeframe under a series of separate contracts and will continue through 2011. High rate production is currently planned to begin after low-rate initial production in the 2012 timeframe. We expect that a program of this size and nature will receive a high level of focus and attention from the Congress and Administration as it progresses through development leading up to long-term production decisions beyond the SDD phase. While the F-35 appears to be a high priority for the U.S. Government, there is no assurance that future required funding will be approved or that we will be awarded a long-term production contract beyond the SDD phase.

The C-130J is an advanced technology tactical transport aircraft offering improved performance and reliability with reduced operating and support cost compared to prior C-130 models. The J model incorporates state-of-the-art cockpit and avionics, a more powerful and efficient propulsion system and numerous manufacturing innovations into a proven, mission-tested airframe. In 2001, we completed testing of several new C-130J aircraft capabilities and versions, including WC-130J Hurricane Hunters, advanced avionics software and the KC-130J refueling aircraft for the U.S. Marine Corps (USMC), and delivered 15 C-130J aircraft in four configurations to three customers. In 2001, orders were received for two, fiscal-year 2002 USMC KC-130J aircraft. Additionally, funding for five U.S. Air Force C-130J-30 aircraft was approved in the fiscal-year 2002 U.S. Government budget.

Aeronautics also is involved in advance development activities and other programs, such as the joint Japan/U.S. production of the F-2 combat aircraft. We provide sustaining engineering, modifications and upgrades for existing aircraft, including the F-16, the U2 reconnaissance aircraft, earlier model C-130s and C-5s, and the F-117 Total Systems Performance Responsibility (TSPR) program with the U.S. Air Force, a logistics support system that includes the role of sustainment, integration, modification, depot support and system upgrades.

The segment is dependent on the U.S. military and international governments as customers. In 2001, U.S. Government customers accounted for approximately 64% of the segment's net sales.

Technology Services

The Technology Services segment provides a wide array of information management, engineering, scientific and logistic services to government agencies and commercial customers. Principal customers include the DoD, the U.S. Department of Energy (DoE), NASA and other agencies of the federal government. Technology Services has seven operating units:

o    Information Technology
o    Aircraft and Logistics Centers
o    Space Operations
o    Systems Management
o    Technical Operations
o    Knolls Atomic Power Laboratory
o    Sandia National Laboratories


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In 2001, Technology Services' net sales represented 12% of our total net sales. Also, Technology Services performs work under contracts with the DoE (known as Government-Owned, Contractor-Operated or GOCO) for which it received a fee for management services. Only the management fee is recorded in Technology Services' net sales.

Technology Services received several new or extensions of existing business awards in 2001. Work scope expansion on the Network Infrastructure Services Agency - Pentagon contract enhances Technology Services' DoD information technology (IT) presence with an increased role in the Pentagon's network renovation project. Other significant IT awards include the extension of the information resource management contract supporting 10,000 end-users at the DoE's Hanford facility in Richland, Washington and a new contract to support the Federal Deposit Insurance Corporation's information technology infrastructure from network performance management to desktops and peripherals. Innovative partnering solutions helped Technology Services receive a Flexible Acquisition Sustainment Tool (FAST) award, which is the U.S. Air Force's principal contract vehicle for obtaining quick-response support for critical systems in the field. Customer satisfaction with Technology Services' logistics solutions at the 11 sites of the Tethered Aerostat Radar System Operations & Maintenance program made possible successful retention of this border-security program. Technology Services also retained a major classified support contract as a direct result of customer satisfaction with past performance.

As part of its strategic focus on the government information technology market, Technology Services acquired OAO Corporation on December 7, 2001. OAO, whose programs provide managed infrastructure services, e-government, information assurance, and other information services to a wide range of government customers, was integrated (along with LMGT's commercial IT unit, Enterprise Solutions - US) into Technology Services' existing Information Support Services business to create Lockheed Martin Information Technology.

Information Technology provides a full spectrum of IT support to federal, state, and local government agencies and select commercial customers. Principal customers include the U.S. Social Security Administration, Patent and Trademark Office, the Environmental Protection Agency (EPA), DoD, DoE, NASA, and the Departments of Justice and Health and Human Services. Specific types of information technology support include: software design, development, and maintenance; e-commerce; telecommunications; supercomputing; network management; data center operations; managed infrastructure services; information technology outsourcing; and information security. Much of the work performed by Information Technology is contracted through task order vehicles or a Government Services Administration schedule. The integration of LMGT's Enterprise Solutions-U.S. business into Information Technology introduces commercial customers to the unit and provides an opportunity to expand federal service offerings to the commercial market.

Aircraft and Logistics Centers (ALC) provides aircraft maintenance and modification services and contractor logistics support for defense and commercial customers around the world. ALC provides depot-level and field maintenance services, engine maintenance and overhaul services, customer site support, and supply chain management. The unit also manages international aircraft depots in Saudi Arabia and Argentina and a joint venture in China for commercial aircraft maintenance engineering. ALC is part of Lockheed Martin's winning F-35 (JSF) team and will provide contractor logistic support services to the program.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Space Operations provides engineering, science and information services at eight NASA centers and other government and commercial locations across the country. These services include: mission operations; flight hardware and payload development and integration; propulsion testing; engineering and technical support for life sciences; software design, development, and process control; and information technology engineering design and support. Space Operations' major revenue generator is the Consolidated Space Operations Contract, which is a major initiative to re-engineer and commercialize NASA's space operations architecture to create increased efficiencies in operation, maintenance and sustaining engineering.

Systems Management provides a wide range of professional and technical support services for the defense and energy markets. Services for the DoD include operation, maintenance, logistics, and engineering services for weapons systems and training ranges; instructor services and flight-simulator engineering support for aircrew training; and assembly, installation, integration, upgrade and repair services for computer, communications, command and control, radar, target, and surveillance systems. Energy related services include management of Lockheed Martin's one-third interest in the joint venture that is performing the Atomic Weapons Establishment (AWE) program for the United Kingdom. Systems Management also provides support for the Rapid Response for Critical Systems Requirements program and FAST program to ensure that critical defense systems maintain full functionality.

Technical Operations performs space and space-related services for DoD and other federal agencies and commercial customers. These services include requirements analysis, architecture trade studies, systems integration, operation and maintenance, sustainment, system enhancement, and life-cycle support. They are performed in the functional areas of space launches, space missions and information analysis.

Knolls Atomic Power Laboratory designs nuclear reactors for the U.S. Navy. It also supports the existing fleet of nuclear powered ships and trains the Navy personnel who operate those ships. Technology Services is in the second year of a ten-year, GOCO contract.

Sandia National Laboratories supports the stewardship of the U.S. nuclear weapon stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials, and processes; pulsed power; microelectronics and photonics; and computational and information sciences. Technology Services is in the ninth year of a ten-year, GOCO contract.

The segment is heavily dependent on both military and civilian agencies as customers. In 2001, U.S. Government customers accounted for approximately 82% of the segment's total net sales.

Corporate and Other

All other operations and investments of the Corporation, exclusive of those reported as discontinued operations, comprise the Corporate and Other segment. This segment includes:

o    Satellite venture investments
o    Investment holdings and real estate
o    Research and development efforts
o    Shared corporate services

In 2001, Corporate and Other's net sales were not significant.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Corporate and Other now includes investments in various satellite ventures previously reported as part of Global Telecommunications. These investments (and our percentage of ownership) are: Intelsat (24%); Inmarsat (14%); New Skies (14%); Lockheed Martin Intersputnik, Ltd. (100%); Americom Asia-Pacific (50%); Astrolink International, LLC (31%); and ACeS International Ltd. (33%). In addition, we own approximately 14% of Loral Space & Communications, Ltd. For additional information regarding these investment holdings, see Note 9 - Investments in Equity Securities on page 63 of this Form 10-K.

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

We run research laboratories, own real estate and conduct other miscellaneous activities in the Corporate and Other segment. The Corporate and Other segment includes corporate shared services which supports all of our business areas, Enterprise Information Systems (EIS) which serves Lockheed Martin's internal information technology needs, and the Corporation's approximately 20% ownership interest in Exostar(TM), a business-to-business exchange for the defense and aerospace industry.

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

Raw Materials and Seasonality

Although certain aspects of our business require relatively scarce raw materials, we have not experienced difficulty in our ability to obtain raw materials and other supplies needed in our manufacturing processes, nor do we expect this to be an issue in the future. No material portion of our business is considered to be seasonal, although our revenues in the second half of the year have generally exceeded revenues in the first six months in recent years. The timing of government awards, the availability of government funding, product deliveries and customer acceptance are among the factors that may affect the periods in which revenues are recorded.

Competition and Risk

We compete with numerous other contractors on the basis of price, as well as technical and managerial capability. Our ability to successfully compete for and retain business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance and the ability to recruit and retain key personnel.

In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems, products and services. For a discussion of these and other risks affecting the defense industry and the commercial markets that we serve, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Considerations on page 28 through page 31 of this Form 10-K. Competition in many of our markets has intensified.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

The President has announced plans to seek increased funding for major acquisition programs of the DoD and for homeland security. After over a decade of downward trends, the current defense budget outlook is one of growth. There can be no assurance, however, that Congress will approve increased defense funding, that any increased funding will be available for hardware or services procurements or increased research and development spending, or that we would win any contracts funded by any budgetary increases.

In 2001, approximately 78% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor; approximately 16% of our net sales were made to foreign governments; and approximately 6% of our net sales were made to commercial customers (mainly launch services, satellites and information technology services). Accordingly, a substantial portion of our sales are subject to inherent risks, including uncertainty of economic conditions, changes in government policies and requirements that may reflect rapidly changing military and political developments and the availability of funds. Other characteristics of the industry are complexity of designs, the difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work, and the rapidity with which product lines become obsolete due to technological advances and other factors characteristic of the industry.

At December 31, 2001, our backlog included both cost reimbursement and fixed price contracts. Cost reimbursement contracts generally have lower profit margins than fixed price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursement contracts. Earnings may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Our international business (mainly foreign military sales to various governments in Europe, Asia and Middle East) tends to have more risk than our domestic business due to the greater potential for changes in foreign economic and political environments. Our business is also highly sensitive to changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. The Corporation's contracts, however, generally are denominated in U.S. dollars.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

U.S. Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract.

A portion of our business is classified by the government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs and products.

Sales of our products and services internationally are subject to local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings) as well as to varying currency, political and economic risks. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy. The policies of some foreign customers require offset programs (in-country purchases, manufacturing and financial support projects required as a condition to obtaining orders) or other arrangements. In foreign sales, we face substantial competition from domestic manufacturers and other foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products).

We have investments in several satellite or telecommunications ventures, which are subject to regulation by the Federal Communications Commission (FCC) and other international telecommunications regulatory authorities. FCC and other regulatory decisions have had and are likely to continue to have an impact on the value of those investments. In 2000, Congress passed the ORBIT Act (the Open-market Reorganization for the Betterment of International Telecommunications Act) that, among other measures, establishes deadlines for completion of initial public

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

offerings by Intelsat and Inmarsat, as well as specific criteria for determining whether the privatizations of those entities are pro-competitive. If those criteria are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for certain services. If this were to occur, the value of the Corporation's investment in those entities could be adversely affected.

Backlog

At December 31, 2001, our total negotiated backlog was $71.3 billion compared with $55.1 billion at the end of 2000. The total negotiated backlog of each of our segments at December 31, 2001, was as follows: Systems Integration - $17 billion; Space Systems - $13 billion; Aeronautics - $36.2 billion; and Technology Services - $5.1 billion. Of our total 2001 year-end backlog, approximately $53.6 billion, or 75%, is not expected to be filled within one year.

These amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer - Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog was $38.2 billion at December 31, 2001. For additional information regarding the Corporation's backlog, see "Backlog" in Management's Discussion and Analysis of Results of Operations and Financial Condition on page 42 through 43 of this Form 10-K.

Environmental Regulation

Our operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a Potentially Responsible Party (PRP) by the EPA or by a state agency.

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

Most of the laws governing environmental matters include criminal provisions. If the Corporation were convicted of a violation of the federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be listed on the EPA's List of Violating Facilities. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded to the Corporation during any period of listing by the EPA.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Corporation has incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. We are responding to three administrative orders issued by the California Regional Water Quality Control Board in connection with our former Lockheed Propulsion Company facilities in Redlands, California. We have been responding to soil and regional groundwater contamination in the San Fernando Valley associated with our former operations in Burbank and Glendale, California. In addition, we are involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are changing cost estimates, continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Condition on page 46 through 47 and Note 16 - Commitments and Contingencies on page 70 through page 72 of this Form 10-K.

Research and Development

We conduct research and development activities under customer funded contracts and with Independent Research and Development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In 2001, we spent approximately $798 million of IR&D and bid and proposal funds, a substantial portion of which was included in general and administrative costs allocable to U.S. Government contracts.

During 2001, we did not undertake the development of a new product or line of business requiring the investment of a material amount of our total assets, other than increasing investments in the development or improvement of launch vehicles.

See Research and development and similar costs in Note 1-- Significant Accounting Policies of the Notes to Consolidated Financial Statements on page 56 of this Form 10-K.

Employees

At December 31, 2001, we had approximately 125,000 employees, the majority of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. Approximately one-fifth of our employees are covered by over a hundred separate collective bargaining agreements with various unions. Management considers employee relations generally to be good.

A number of our existing collective bargaining agreements expire in any given year. Historically, the Corporation has been successful at negotiating successor agreements without any material disruption of operating activities. There can be no assurance, however, that the Corporation will be successful in its efforts to negotiate renewals of its existing collective bargaining agreements when they become due. If the Corporation were unsuccessful in those efforts, there is the potential that the Corporation could incur unanticipated delays or expenses in the programs affected by any resulting work stoppages.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Forward-Looking Statements - Safe Harbor Provisions

This report contains statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, forecast and similar expressions are intended to identify forward-looking statements.

Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, environmental remediation cost estimates, and planned dispositions of assets are examples of forward-looking statements. Numerous factors, including potentially the following factors, could affect our forward-looking statements and actual performance:

o    the ability to obtain or the timing of obtaining future government awards;

o the availability of government funding and customer requirements both domestically and internationally;

o changes in government or customer priorities due to revisions to strategic objectives (including changes in priorities to respond to recent terrorist acts or to improve homeland security);

o    the termination of programs or contracts for convenience by customers;

o difficulties in developing and producing operationally advanced technology systems;

o launch failures and potential problems that might result, including potential loss of future or existing orders;

o the ability to procure insurance to cover operational and contractual risks, including launch and satellite failures, on commercially reasonable terms;

o the competitive environment (including, continued pricing pressures associated with commercial satellites and launch services);

o economic business and political conditions domestically and internationally (including economic disruption caused by recent terrorist acts, government import and export policies, and economic uncertainties in Latin America);

o program performance (including the ability to perform fixed-price contracts within estimated costs, subcontractor performance, and the timing of product deliveries and customer acceptance);

o    the level of returns on pension and retirement plan assets; and

o the outcome of contingencies (including completion of acquisitions and divestitures, litigation and environmental remediation efforts).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Our ability to monetize investments held for sale or businesses placed in discontinued operations will depend upon market and economic conditions, negotiation of acceptable terms with prospective purchasers and other factors, and may require receipt of regulatory or governmental approvals. Realization of the value of the Corporation's investments in equity securities, or related equity earnings for a given period, may be affected by the investee's ability to obtain adequate funding and execute its business plan, general market conditions, industry considerations specific to the investee's business, and/or other factors.

For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the discussion of Industry Considerations on page 28 through page 31, Competition and Risk on page 11 through page 13, Government Contracts and Regulation on page 13 through page 14, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 28 through page 48,
Note 1 - Significant Accounting Policies on page 55 through page 58, Note 2 - Exit from the Global Telecommunications Services Business on page 58 through page 60, and Note 16 - Commitments and Contingencies on page 70 through page 72 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

Our actual financial results likely will be different from those projected due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not rely on forward-looking statements. The forward-looking statements contained in this report speak only as of the date of this report. We expressly disclaim a duty to provide updates to forward-looking statements after the date of this report to reflect the occurrence of subsequent events, changed circumstances, changes in our expectations, or the estimates and assumptions associated with them. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

ITEM 2. PROPERTIES

At December 31, 2001, we operated in 384 locations (including, offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) throughout the United States and internationally. Of these, we owned 56 locations aggregating approximately 33 million square feet and leased space at 328 locations aggregating approximately 22 million square feet. We also manage or occupy various government-owned facilities. The U.S. Government also furnishes equipment that we use in some of our businesses.

These figures reflect asset divestitures and purchases by the Corporation in 2001. In January 2001, we sold our Environmental Technologies organization and assigned leasehold interests at eight locations, totaling approximately 150,000 square feet in Ukiah, California. In August 2001, we sold the Lockheed Martin IMS Corporation business and assigned leasehold interests in 104 locations throughout the United States comprising approximately one million square feet. In

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

December 2001, we completed the acquisition of OAO and assumed leasehold interests totaling approximately 292,000 square feet.

At December 31, 2001, our lines of business had major operations at the following locations:

     Systems Integration - Camden, Arkansas; Orlando, Florida; Gaithersburg and Rockville, Maryland; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; and Manassas, Virginia.

     Space Systems - Goodyear, Arizona; San Diego, San Jose, Sunnyvale and Palo Alto, California; Littleton, Colorado; New Orleans, Louisiana; Clarksburg, Maryland; Valley Forge, Newtown and Norristown, Pennsylvania; and Reston and Fairfax, Virginia.

     Aeronautics - Palmdale, California; Marietta, Georgia; and Fort Worth,
     Texas.

     Technology Services - Sunnyvale, California; Cherry Hill, New Jersey; Albuquerque, New Mexico; Niskayuna, New York; Greenville, South Carolina; Houston and San Antonio, Texas; Seabrook, Maryland; and Washington, D.C.

     Corporate and Other - Bethesda and Rockville, Maryland; and Arlington (Crystal City), Virginia.

At December 31, 2001, a summary of our floor space by business segment consisted of:

                            (Square feet in millions)
--------------------------------------------------------------------------
                                                     Government
                                  Leased     Owned      Owned      Total
----------------------------- ------------ --------- ----------- ---------
Systems Integration                   9.0      13.8         0.2      23.0
----------------------------- ------------ --------- ----------- ---------
Space Systems                         5.3      11.9         5.1      22.3
----------------------------- ------------ --------- ----------- ---------
Aeronautics                           1.5       5.1        14.7      21.3
----------------------------- ------------ --------- ----------- ---------
Technology Services                   4.9       0.1         6.1      11.1
----------------------------- ------------ --------- ----------- ---------
Corporate & Other                     1.6       2.4         0.0       4.0
----------------------------- ------------ --------- ----------- ---------
Total                                22.3      33.3        26.1      81.7
--------------------------------------------------------------------------

At December 31, 2001, we owned various large tracts of land that are available for sale or development. The location and approximate size of these tracts include:

    -------------------------------------------------------------------------
                  Location                             Acreage
    ------------------------------------- -----------------------------------
    Beaumont, California                                11,700
    ------------------------------------- -----------------------------------
    Orlando, Florida                                       750
    ------------------------------------- -----------------------------------
    Palmdale, California                                   650
    ------------------------------------- -----------------------------------
    Austin, Texas                                          250
    -------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

We are parties or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. Based on the information available to us as of the date of filing of this report, we do not believe that resolution of any of these matters will have a material adverse effect upon the Corporation's financial condition.

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

As previously reported, two consolidated class action complaints have been filed against the Corporation and certain of its officers and directors in the United States District Court for the Central District of California, In re Lockheed Martin Corp. Securities Litigation, and Kops et al. v. Lockheed Martin Corporation et al. The complaints allege that the defendants violated U.S. securities laws by allegedly employing devices, schemes and artifices to defraud; making untrue statements of material facts or omitting to state material facts necessary in order to make statements, in light of the circumstances under which they were made, not misleading; or engaging in acts, practices and a course of business that operated as a fraud or deceit upon class members in connection with their purchases of our common stock. According to the complaints, class members were damaged, because they paid artificially inflated prices for our stock. The plaintiffs are seeking damages and costs, as well as equitable, injunctive and other relief.

The Securities Litigation complaint alleges claims on behalf of a putative class of shareholders who purchased Lockheed Martin stock between August 13, 1998 and December 23, 1998. The defendants in that action include the Corporation, Vance
D. Coffman, Marcus C. Bennett, Norman R. Augustine and three former officers of the Corporation. The Kops complaint alleges claims on behalf of a putative class of shareholders who purchased Lockheed Martin stock between January 28, 1999 and June 9, 1999. The defendants in that action include the Corporation, Vance D. Coffman, Marcus C. Bennett and two former officers of the Corporation.

In October 2000, the district court dismissed, with leave to amend, all of the plaintiffs' allegations in the Kops complaint, with the exception of an allegation that the Corporation improperly recognized revenue related to a government contract in the first quarter of 1999. The district court also dismissed plaintiffs' allegations in the Securities Litigation complaint. The plaintiffs in that matter subsequently filed amended consolidated complaints, which were substantially similar to the dismissed complaints and include allegations that the Corporation failed to disclose properly accounting adjustments related to its CalComp subsidiary and the reversal of a reserve on the Atlas program. The Corporation has filed motions to dismiss the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

amended consolidated complaints, which remain pending. We intend to defend these actions vigorously.

Since November 2000, the SEC has been investigating the adequacy of the Corporation's disclosures regarding the regulatory approval of the proposed merger between the Corporation and Northrop Grumman Corporation, which was announced in 1997 and terminated in 1998. The Corporation is cooperating with the SEC's investigation.

As previously reported, in 1994, we were awarded a $180 million fixed price contract by the DoE for the design, construction and limited test of remediation facilities, and the remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The DoE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. On June 1, 1998, LMITCO, at the DoE's direction, filed suit against us in the U.S. District Court in Idaho, seeking, among other things, recovery of approximately $54 million previously paid to us by LMITCO under the Pit 9 contract. We filed a lawsuit against the DoE on the same day in the U.S. Court of Federal Claims in Washington, D.C., challenging the default termination and seeking to recover damages. In October 2001, the court dismissed our complaint against the DoE based on a lack of contractual privity between the Corporation and the DoE. We recently appealed that decision to the United States Court of Appeals for the Federal Circuit. We continue to defend against the DoE's lawsuit, while independently pursuing resolution of the matter through non-litigation means. For additional information regarding these matters, see Note 16 - Commitments and Contingencies on page 70 through page 72 of this Form 10-K.

As previously reported, in February 2000, we were served with a grand jury subpoena issued by the U.S. District Court for the Southern District of Texas in Houston seeking documents related to cost accounting issues in connection with NASA service and support contracts performed by Lockheed Engineering & Sciences Company and its successors, Lockheed Martin Engineering & Sciences Services and Lockheed Martin Space Operations. We are cooperating with the Government's investigation.

As previously reported, since March 1997, the U.S. Attorney's Office for the Middle District of Florida has been investigating, in the grand jury and otherwise, allegations of fraud in connection with certain LANTIRN program contracts. These allegations, in part, were first made in two complaints filed against us as a qui tam action under the Civil False Claims Act and unsealed in 1996. A qui tam action is a lawsuit filed by private plaintiff, or relator, in the name of the Government in which the relator is entitled to a portion of any recovery. On November 20, 2001, the Department of Justice Civil Division intervened in one of the lawsuits filed in the U.S. District Court for the Middle District of Florida, alleging that the Corporation in 1994 defectively priced a proposal submitted to the Air Force for the foreign military sale (FMS) of LANTIRN pods. We are cooperating with the Government's continuing investigation. We also continue to defend the lawsuits vigorously.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Since July 1999, as previously reported, the Corporation and several of its current and former employees have been served with grand jury subpoenas issued by the United States District Court for the Central District of California. The subpoenas sought documents and testimony relating to the 1990 international sale of area defense radar systems by the predecessor of the Corporation's former subsidiary, Lockheed Martin Sanders, and the compensation of an international sales consultant in connection with that sale. We have cooperated with the government's investigation of this matter.

For the past few years, as previously reported, we have been in litigation with residents in the cities of Burbank and Redlands in California regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals and putative classes of individuals arising from our alleged contribution to regional groundwater contamination. During the second quarter of 2001, the Corporation entered into a final settlement agreement that disposed of the remaining state court claims in the Burbank matter, which originally comprised 3,400 individual claimants. The Burbank litigation in the U.S. District Court for the Central District of California has been stayed pending completion of a proposed settlement, which would resolve the remaining personal injury and property damage claims. With regard to claims in the Redlands matter, the trial court certified both a punitive damages and a medical monitoring class. The California Court of Appeals subsequently reversed this ruling and de-certified the classes. This issue is now on appeal before the California Supreme Court. Trial preparations continue with respect to the 800 individual claimants in Redlands. We intend to continue to defend these claims vigorously.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Condition on page 46 through 47 and Note 16 - Commitments and Contingencies on page 70 through page 72 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                  Principal Occupation and
       Name            Positions and               Business Experience
(Age at 12/31/01)      Offices Held                 (Past Five Years)
-----------------      ------------                 -----------------

Vance D. Coffman      Chairman and Chief            Chairman since April
 (57)                 Executive Officer             1998, Chief Executive
                                                    Officer since August 1997
                                                    and Board member since
                                                    1996; Vice Chairman of
                                                    the Board from August
                                                    1997 to April 1998;
                                                    President from June 1996
                                                    to July 1997 and from
                                                    October 1999 to April
                                                    2000; Chief Operating
                                                    Officer from January 1996
                                                    to July 1997; Executive
                                                    Vice President from
                                                    January to June 1996;
                                                    President and Chief
                                                    Operating Officer, Space
                                                    & Strategic Missiles
                                                    Sector from March 1995 to
                                                    December 1995; previously
                                                    served as Executive Vice
                                                    President of Lockheed
                                                    from 1992 to 1995; and
                                                    President of Lockheed
                                                    Space Systems Division
                                                    from 1988 to 1992.

Robert J. Stevens     President and Chief           President and Chief
(50)                  Operating Officer             Operating Officer since
                                                    October, 2000; Executive
                                                    Vice President and Chief
                                                    Financial Officer from
                                                    October 1999 to March
                                                    2001; Vice President of
                                                    Strategic Development
                                                    from November 1998
                                                    through September 1999;
                                                    President and Chief
                                                    Operating Officer, Energy
                                                    & Environment Sector from
                                                    January 1998 to June
                                                    1999; President, Air
                                                    Traffic Management
                                                    Division from June 1996
                                                    through January 1998;
                                                    Executive Vice President
                                                    and Senior Vice President
                                                    and Chief Financial
                                                    Officer of Air Traffic
                                                    Management from December
                                                    1993 to May 1996; and
                                                    General Manager of Loral
                                                    Systems Manufacturing
                                                    Company from 1987 to
                                                    1993.

Michael F. Camardo    Executive Vice President      Executive Vice President
(59)                  - Technology Services         - Technology Services
                                                    since October 1999;
                                                    President, Lockheed
                                                    Martin Technology
                                                    Services Group from March
                                                    1995 through September
                                                    1999; President, Martin
                                                    Marietta Services Group
                                                    from April 1993 to March
                                                    1995.







Robert B. Coutts      Executive Vice President -    Executive Vice President
(51)                  Systems Integration           - Systems Integration
                                                    since October 1999;
                                                    President and Chief
                                                    Operating Officer,
                                                    Electronics Sector from
                                                    October 1998 through
                                                    September 1999;
                                                    President, Lockheed
                                                    Martin Government
                                                    Electronics Systems from
                                                    January 1997 until
                                                    September 1998; President
                                                    Lockheed Martin Aero and
                                                    Naval Systems from
                                                    September 1994 to
                                                    December 1996; previously
                                                    served as Vice President,
                                                    Sourcing for the Martin
                                                    Marietta Corporation.

--------------------------------------------------------------------------------

Arthur E. Johnson     Senior Vice President -       Senior Vice President -
(54)                  Strategic Development         Strategic Development
                                                    since October 2001; Vice
                                                    President - Strategic
                                                    Development from October
                                                    1999 through September
                                                    2001; President and Chief
                                                    Operating Officer,
                                                    Information & Services
                                                    Sector from August 1997
                                                    through September 1999;
                                                    President, Lockheed
                                                    Martin Systems
                                                    Integration Group from
                                                    January 1997 to August
                                                    1997; President, Lockheed
                                                    Martin Federal Systems
                                                    Group from January 1996
                                                    to January 1997; and
                                                    President, Loral Federal
                                                    Systems Group from
                                                    January 1994 to January
                                                    1996.


Dain M. Hancock       Executive Vice President -    Executive Vice President
(60)                  Aeronautics                   - Aeronautics since
                                                    November 1999 and
                                                    President of the Lockheed
                                                    Martin Aeronautics
                                                    Company since January
                                                    2000; President of
                                                    Lockheed Martin Tactical
                                                    Aircraft Systems from
                                                    March 1995 to November
                                                    1999; Vice President of
                                                    Lockheed Corporation from
                                                    March 1993 to March 1995.

Christopher E.        Senior Vice President         Senior Vice President and
Kubasik (40)          and Chief Financial Officer   Chief Financial Officer
                                                    since October 2001; Vice
                                                    President and Chief
                                                    Financial Officer from
                                                    February through
                                                    September 2001; Vice
                                                    President and Controller
                                                    from November 1999 to
                                                    August 2001; prior to
                                                    joining Lockheed Martin,
                                                    with Ernst & Young LLP
                                                    since 1983, partner since
                                                    1996.

Frank H. Menaker, Jr. Senior Vice President and     Senior Vice President and
(61)                  General Counsel               General Counsel since
                                                    July 1996; Vice President
                                                    and General Counsel for
                                                    Lockheed Martin
                                                    Corporation from March
                                                    1995 to July 1996, having
                                                    served in the same
                                                    capacity for Martin
                                                    Marietta Corporation from
                                                    1981 until March 1995.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Janet L. McGregor     Vice President and            Vice President and
(47)                  Treasurer                     Treasurer since May 1999;
                                                    Vice President-Finance
                                                    for Electronics Sector
                                                    from August 1996 to May
                                                    1999; Vice President and
                                                    Assistant Treasurer from
                                                    March 1995 to August
                                                    1996; previously served
                                                    as Treasurer of Martin
                                                    Marietta Corporation from
                                                    1992 until March 1995.

Albert E. Smith       Executive Vice President      Executive Vice President
(52)                  - Space Systems               - Space Systems since
                                                    October 1999 and
                                                    President of Lockheed
                                                    Martin Space Systems
                                                    Company since January
                                                    2000; President, Lockheed
                                                    Martin Missiles & Space
                                                    from June through
                                                    September 1999;
                                                    President, Lockheed
                                                    Martin Aerospace
                                                    Electronic Systems from
                                                    December 1998 to June
                                                    1999; President, Sanders,
                                                    a Lockheed Martin
                                                    Company, from February to
                                                    December 1998; President,
                                                    Harris Corporation, a
                                                    supplier of electronic
                                                    components, from April
                                                    1996 to February 1998;
                                                    Executive Vice President,
                                                    Lockheed Martin Missiles
                                                    & Space from January 1996
                                                    to April 1996; Vice
                                                    President and Assistant
                                                    General Manager-Commercial,
                                                    Lockheed Martin Space
                                                    Systems Division from
                                                    1993 to January 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At January 31, 2002, we had approximately 49,425 holders of record of our Common Stock, $1 par value. Our Common Stock is traded on the New York Stock Exchange, Inc. under the symbol LMT. Information concerning stock prices and dividends paid during the past two years is as follows:

--------------------------------------------------------------------------------



                Common Stock -- Dividends Paid and Market Prices



------------------- ------------------------------------------------------------------------------------------
     Quarter                   Dividends Paid                           Market Prices (High-Low)
------------------- ------------------------------------- ----------------------------------------------------

                           2001               2000                   2001                       2000
------------------- ------------------- ----------------- --------------------------- ------------------------
First                           $ 0.11             $0.11             $ 39.50 - 31.00            $22.31 - 16.50
------------------- ------------------- ----------------- --------------------------- ------------------------
Second                            0.11              0.11               39.80 - 34.05             27.31 - 19.81
------------------- ------------------- ----------------- --------------------------- ------------------------
Third                             0.11              0.11               46.00 - 35.36             33.60 - 24.06
------------------- ------------------- ----------------- --------------------------- ------------------------
Fourth                            0.11              0.11               52.98 - 42.40             37.58 - 30.06
------------------- ------------------- ----------------- --------------------------- ------------------------
Year                             $0.44             $0.44              $52.98 - 31.00             $37.58 -16.50
------------------- ------------------- ----------------- --------------------------- ------------------------


--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

                 CONSOLIDATED FINANCIAL DATA--FIVE YEAR SUMMARY
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------




(In millions, except per share data)                              2001(a)       2000(b)       1999(c)        1998(d)        1997(e)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Results
Net sales                                                       $ 23,990     $  24,541     $  24,999      $  25,809      $  27,764
Cost of sales                                                     22,447        22,881        23,346         23,492         25,380
-----------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                           1,543         1,660         1,653          2,317          2,384
Other income and expenses, net                                      (655)         (409)          344            170            482
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     888         1,251         1,997          2,487          2,866
Interest expense                                                     700           919           809            861            842
-----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
 income taxes, extraordinary item and cumulative
 effect of change in accounting                                      188           332         1,188          1,626          2,024
Income tax expense                                                   109           714           459            648            667
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
 extraordinary item and cumulative effect of
 change in accounting                                                 79          (382)          729            978          1,357
Discontinued operations                                           (1,089)          (42)            8             23            (57)
Extraordinary item                                                   (36)          (95)           --             --             --
Cumulative effect of change in accounting                             --            --          (355)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                             $ (1,046)    $    (519)    $     382      $   1,001      $   1,300
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Common Share
Basic:
From continuing operations before extraordinary item
 and cumulative effect of change in accounting                  $   0.18     $   (0.95)    $    1.91      $    2.60      $   (1.41)
Discontinued operations                                            (2.55)        (0.10)         0.02           0.06          (0.15)
Extraordinary item                                                 (0.08)        (0.24)           --             --             --
Cumulative effect of change in accounting                             --            --         (0.93)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                $  (2.45)    $   (1.29)    $    1.00      $    2.66      $   (1.56)
-----------------------------------------------------------------------------------------------------------------------------------
Diluted:
From continuing operations before extraordinary item
 and cumulative effect of change in accounting                  $   0.18     $   (0.95)    $    1.90      $    2.57      $   (1.41)
Discontinued operations                                            (2.52)        (0.10)         0.02           0.06          (0.15)
Extraordinary item                                                 (0.08)        (0.24)           --             --             --
Cumulative effect of change in accounting                             --            --         (0.93)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                $  (2.42)    $   (1.29)    $    0.99      $    2.63       $  (1.56)
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends                                                  $   0.44     $    0.44     $    0.88      $    0.82       $   0.80
-----------------------------------------------------------------------------------------------------------------------------------
Condensed Balance Sheet Data
Current assets                                                  $ 10,778     $  13,339     $  11,080      $  10,706       $ 10,218
Property, plant and equipment                                      2,991         2,941         3,361          3,489          3,653
Intangible assets related to contracts and programs acquired         939         1,073         1,259          1,418          1,566
Goodwill                                                           7,371         7,479         9,152          9,521          9,856
Other assets                                                       5,575         5,594         5,409          3,610          3,068
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                           $ 27,654     $  30,426     $  30,261      $  28,744       $ 28,361
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                           $     --     $      12     $     475      $   1,043       $    494
Current maturities of long-term debt                                  89           882            52            886            876
Other current liabilities                                          9,600         9,408         8,298          8,338          7,819
Long-term debt                                                     7,422         9,065        11,427          8,957         10,528
Post-retirement benefit liabilities                                1,565         1,647         1,805          1,903          1,993
Other liabilities                                                  2,535         2,252         1,843          1,480          1,475
Stockholders' equity                                               6,443         7,160         6,361          6,137          5,176
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                           $ 27,654     $  30,426     $  30,261      $  28,744       $ 28,361
-----------------------------------------------------------------------------------------------------------------------------------
Common shares outstanding at year end                              441.2         431.4         397.8          393.3          388.8
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Notes to Five Year Summary

(a) Includes the effects of nonrecurring and unusual items which, on a combined basis, decreased earnings from continuing operations before income taxes by $918 million, $615 million after tax ($1.42 per diluted share). Also includes a nonrecurring and unusual gain from the disposal of a business and charges for the Corporation's exit from its global telecommunications services business which is included in discontinued operations and which, on a combined basis, increased the net loss by $1 billion ($2.38 per diluted share). Includes an extraordinary loss on the early extinguishment of debt which resulted in a nonrecurring and unusual charge that increased the net loss by $36 million ($0.08 per diluted share).

(b) Reflects the business combination with COMSAT Corporation effective August 2000. Includes the effects of nonrecurring and unusual items which, on a combined basis, decreased earnings from continuing operations before income taxes by $539 million, $856 million after tax ($2.12 per diluted share). Also includes an extraordinary loss on the early extinguishment of debt which resulted in a nonrecurring and unusual charge that increased the net loss by $95 million ($0.24 per diluted share).

(c) Includes the effects of nonrecurring and unusual items which, on a combined basis, increased earnings from continuing operations before income taxes by $249 million, $162 million after tax ($0.42 per diluted share). Also includes a cumulative effect adjustment relating to the adoption of SOP No. 98-5 regarding costs for start-up activities which resulted in a nonrecurring and unusual charge that reduced net earnings by $355 million ($0.93 per diluted share).

(d) Includes the effects of nonrecurring and unusual items which, on a combined basis, decreased net earnings by $162 million, $136 million after tax ($0.36 per diluted share).

(e) Includes the effects of a nonrecurring and unusual tax-free gain of $311 million and the aggregate effects of other nonrecurring and unusual items which decreased net earnings by $369 million, $245 million after tax. On a combined basis, these items decreased diluted loss per share by $0.15. The loss per share also includes the effects of a deemed preferred stock dividend resulting from a transaction with GE which reduced the basic and diluted per share amounts by $4.93.




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Lockheed Martin Corporation
                               December 31, 2001


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

Industry Considerations

     In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems, products and services. Two events in 2001 had a dramatic impact on the domestic and international political and economic landscape. They impacted Lockheed Martin and the defense industry generally. First, the events of September 11 created uncertainty and exposed defense vulnerabilities in security and the overall defense of our homeland. And second, the conclusions of the Quadrennial Defense Review (QDR) reflect a transformation to a policy of developing specific capabilities for overall national defense versus a policy designed for defeating a specific enemy threat. Transforming the nation's defense posture to a capabilities-based approach involves creating the ability for a more flexible response with greater force mobility, stronger space capabilities, missile defense, improved information systems security and an increased emphasis on homeland defense.

     The President's proposed budget for the U.S. Department of Defense (DoD) for fiscal year 2003 and beyond reflects the above-mentioned transformation of national defense policy and responds to increased needs for homeland security and defeating terrorism. Budget increases are projected for operational readiness and personnel needs, as well as for both the procurement and the research and development accounts. While there is no assurance that the proposed increased DoD budget levels will be approved by Congress, after over a decade of downward trends, the current defense budget outlook is one of growth. The Corporation's experience and capabilities are well aligned with U.S. defense priorities. Uncertainties remain, however, relative to the level of growth and the amount of the budget that will be allocated to the investment accounts (i.e., procurement, research and development). The following graph depicts past expenditures and future increases in the defense budget proposed by the President.

                             [graphic appears here]

                          Department of Defense Budget


            FY'92    FY'93    FY'94    FY'95    FY'96    FY'97    FY'98    FY'99
OM&MP      $181.22  $163.97  $160.37  $165.56  $163.78  $162.34  $166.82  $175.65
Investment  100.00    91.00    79.00    79.00    78.00    79.00    82.00    89.00
Other         1.00    12.00    12.00    10.00    13.00    17.00     9.00    14.00

            FY'00    FY'01    FY'02    FY'03    FY'04    FY'05    FY'06    FY'07
OM&MP      $188.00  $183.00  $210.00  $225.00  $241.20  $254.06  $266.10  $272.00
Investment   94.00   103.00   109.00   120.00   132.84   138.04   142.18   157.00
Other         8.00     9.00    12.00    13.00    14.46    15.29    15.40    22.00

Source: President Bush's proposed Department of Defense Budget for fiscal year
        2003 and beyond.
--------------------------------------------------------------------------------
                                                                         Page 28

--------------------------------------------------------------------------------

     Lockheed Martin's broad mix of programs and capabilities makes it a likely beneficiary of any increases in defense spending. The Corporation's product areas and programs include missile defense, space intelligence, precision munitions, combat systems (air, land and sea-based) and aircraft. In terms of size and long-term potential impact, two of the Corporation's most important programs are the F-22 fighter aircraft program and the Joint Strike Fighter
(JSF) program. The Corporation was awarded the JSF contract in October 2001. In addition, Lockheed Martin is represented in virtually every aspect of land, sea, air and space-based missile defense, including the PAC-3 and THAAD programs. In the areas of space intelligence and information superiority, it has leadership positions on Milstar, Advanced Extremely High Frequency (AEHF) and the Space-Based Infrared System-High (SBIRS-H) programs, along with battle management command and control capabilities. In airlift, the Corporation has the C-130J program and is under contract to upgrade the C-5 strategic airlift aircraft. Many of these programs are very large and require significant funding over several budgetary cycles. There are risks associated with these and other large, highly visible programs that are subject to appropriation by Congress which, because of their magnitude, could attract substantial focus as potential targets for reductions or extensions of their funding to pay for other programs.

     In addition, increased emphasis on homeland defense may increase demand for utilization of the Corporation's capabilities in areas such as air traffic management, biohazard detection systems for postal equipment, ensuring information systems security and other technical systems solutions. Recent trends have indicated increased demand by federal and civil government agencies for upgrading and investing in new information technology systems, an area in which the Corporation has continued to focus its resources.

     Over the past several years, industry participants reacted to historically shrinking defense budgets for procurement, research and development by combining to maintain critical mass and achieve significant cost savings. The U.S. Government has been generally supportive of industry consolidation. Through its own consolidation activities, the Corporation has been able to pass along savings to its customers, principally the DoD. More recently, major aerospace companies have focused their efforts on cost savings and efficiency improvements, as well as generation of cash to repay debt incurred during the period of consolidation.

     Worldwide defense budgets have been declining over the past decade. As a result, consolidation activities have also occurred within the European aerospace industry, resulting in fewer but larger and more capable competitors, potentially resulting in an environment where there could be less demand abroad for products from U.S. companies. Such an environment could affect opportunities for European partnerships and sales potential for U.S. exports. In addition, there has been some consolidation between U.S. and European aerospace companies.

     As a government contractor, the Corporation is subject to U.S. Government oversight. The government may investigate and make inquiries of the Corporation's business practices and conduct audits of contract performance and cost accounting. Depending on the results of these audits and investigations, the government may make claims against the Corporation. Under U.S. Government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and/or suspended for a period of time from eligibility for bidding on, or for award of, new government contracts. A conviction could result in debarment for a specified period of time. Similar government oversight exists in most other countries where the Corporation conducts business. Although the outcome of such investigations and inquiries cannot be predicted, in the opinion of management, there are no claims, audits or investigations pending against the Corporation that are likely to have a material adverse effect on the Corporation's business or its consolidated results of operations, cash flows or financial position.

     Recent procurement policy changes, such as an increase in the progress payment rate and the use of performance-based payments, have had a positive impact on the Corporation's financial position. However, the Corporation remains exposed to other inherent risks associated with U.S. Government contracting, including technological uncertainties and obsolescence and dependence on annual Congressional appropriation and allotment of funds. Many of the Corporation's programs involve development and application of state-of-the-art technologies aimed at achieving challenging goals.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

     The launch vehicle industry continues to experience a reduction in demand due primarily to delays in completing certain satellite systems as a result of continuing overcapacity in the telecommunications industry. Continued economic uncertainty has adversely affected the capital markets and has made it difficult for many ventures, especially telecommunications and other high-technology companies, to attract the funding needed for new capital investment. Issues such as these were evidenced in 2001 by the inability of Astrolink International, LLC (Astrolink) to obtain additional funding to complete a broadband satellite constellation. The Corporation holds a 31% interest in Astrolink, and was under contract to manufacture four satellites and to provide related launch and other services. These contracts were terminated in the fourth quarter of 2001 due to funding considerations. Factors such as these have resulted in pricing pressures in the launch vehicle marketplace associated with reduced demand and increased competition. This comes at a time when the Corporation is making significant investments in the Evolved Expendable Launch Vehicle (Atlas V) program, the Corporation's next generation launch vehicle. This program has required investment of funds for research and development, start-up and certain other nonrecurring costs, and launch facilities. A portion of these expenditures have been funded under an agreement with the U.S. Government. Orders to-date for the Atlas V launch vehicle have been lower than expected, resulting in lower anticipated production levels.

     The above factors relative to start-up issues and delays in completion of satellite systems also contributed to a reduction in commercial satellite orders. In addition, similar to the launch vehicle market, the commercial satellite market is experiencing pricing pressures due to excess capacity and reduced demand. Further impacting satellite demand have been the business difficulties encountered by certain commercial satellite systems, resulting in increased investor scrutiny and reduced access to capital for new ventures, and a reduction in the total market size in the near term. The Corporation is seeking to reduce costs related to its commercial satellite programs and is evaluating alternative strategies related to those businesses while maintaining its focus on successful operations, though it cannot predict the outcome of these efforts.

     In connection with its portfolio of offered products and services in commercial space, the Corporation has entered into various joint venture, teaming and other business arrangements. Such arrangements generally include a formal plan for funding of the business which typically requires commitments for funding from the partners, and may require the business to obtain financing from other sources. To the extent the business is unable to obtain such financing, the business partners, including the Corporation, would be required to assess alternatives relative to further funding for the business. In addition, some of these business arrangements include foreign partners. The conduct of international business introduces other risks into the Corporation's operations, including changing economic conditions, fluctuations in relative currency values, regulation by foreign jurisdictions and the potential for unanticipated cost increases and timing issues resulting from the possible deterioration of political relations.

     The nature of the Corporation's international business also makes it subject to export control regulation by the U.S. Department of State and the Department of Commerce. Violations of these regulations can result in monetary penalties and denial of export privileges. Management is currently unaware of any violations of export control regulations which could have a material adverse effect on the Corporation's business or its consolidated results of operations, cash flows or financial position.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     Lockheed Martin owns 51 percent of Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture with two Russian government-owned space firms. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton rocket from a launch site in Kazakhstan. In addition, the Corporation and LKEI each hold a 50 percent ownership interest in International Launch Services (ILS), a joint venture formed to market commercial Atlas and Proton launch services worldwide. The Corporation consolidates the results of operations of LKEI and ILS into its financial statements. Contracts for Proton launch services typically provide for substantial advances from the customer in advance of launch, and a sizable percentage of these advances are forwarded to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer in Russia, to provide for the manufacture of the related launch vehicle. Significant portions of such advances would be required to be refunded to each customer if launch services were not successfully provided within the contracted time frames. At December 31, 2001, $514 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and $672 million of payments to Khrunichev for launches not yet provided was included in inventories. Since inception, launch services provided through LKEI and ILS have been in accordance with contract terms.

     The Corporation has entered into agreements with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicle. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Payments of $58 million made under these agreements were included in the Corporation's inventories at December 31, 2001.

Exit From the Global Telecommunications Services Business

     On December 7, 2001, the Corporation announced that it would exit its global telecommunications services business as a result of continuing overcapacity in the telecommunications industry and deteriorating business and economic conditions in Latin America. In connection with its decision, the Corporation reassigned certain of the businesses in the Global Telecommunications segment to other business segments, plans to sell the remaining operations, has positioned the remaining investments for monetization, and is eliminating the administrative infrastructure supporting such businesses and investments. Separately, the Corporation decided in the fourth quarter of 2001 not to provide further funding to Astrolink and, due primarily to Astrolink's inability to obtain additional funding from other sources, wrote off its investment in Astrolink. As a result of the above actions, the Global Telecommunications segment will no longer be reported as a separate business segment.

     The Corporation recognized nonrecurring and unusual charges, net of state income tax benefits, totaling approximately $2.0 billion in the fourth quarter of 2001 related to these actions. The charges reduced net earnings by approximately $1.7 billion ($3.98 per diluted share). The cash impact of the fourth quarter charges discussed above is not expected to be material. Approximately 650 positions were eliminated from the former Global Telecommunications segment as a result of these actions.

     Lockheed Martin Global Telecommunications (LMGT), a wholly-owned subsidiary of the Corporation, was formed in 1999 from the combination of investments in several existing joint ventures and certain other elements of the Corporation previously included in the Systems Integration and Space Systems segments. The Corporation began reporting LMGT as a separate business segment beginning in the third quarter of 2000. In August 2000, Lockheed Martin completed its merger with COMSAT Corporation (COMSAT). The operations of COMSAT have been included in the results of operations of LMGT since August 1, 2000. The total purchase price for COMSAT was approximately $2.6 billion. The

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

COMSAT transaction was accounted for using the purchase method of accounting, under which the purchase price was allocated to assets acquired and liabilities assumed based on their fair values. Included in these allocations were adjustments totaling approximately $2.1 billion to record investments in equity securities at fair value and goodwill.

     The LMGT businesses retained by the Corporation have been realigned as follows:

o The Systems & Technology line of business and the COMSAT General telecommunications business unit have been realigned within the Space Systems segment.

o Enterprise Solutions-U.S., a commercial information technology business, has been realigned within the Technology Services segment.

     The LMGT equity investments positioned for monetization include Intelsat, Ltd. (Intelsat), Inmarsat Ventures plc (Inmarsat), New Skies Satellites, N.V. (New Skies), ACeS International, Ltd. (ACeS), Americom Asia-Pacific, LLC and Astrolink. These investments, which had an aggregate carrying value of approximately $1.6 billion at December 31, 2001, are now reported as part of the Corporate and Other segment. The investments in Intelsat, Inmarsat and New Skies are subject to regulation by the Federal Communications Commission (FCC). FCC decisions and policies have had, and may continue to have, a significant impact on these entities. The ORBIT Act, enacted in March 2000, established deadlines for the privatization and completion of initial public offerings by these companies, as well as specific criteria for determining whether the privatizations of those entities are pro-competitive. If those criteria are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for certain services. Intelsat privatized in July 2001 and Inmarsat privatized in 1999. Both have plans to access the public capital markets. New Skies privatized in 1998 and completed an initial public offering in 2000. If Intelsat and Inmarsat were unable to satisfy the ORBIT Act criteria and are denied U.S. market access, the value of the Corporation's investment in those entities could be adversely affected.

     Following is a discussion which describes the components of the $2.0 billion in charges based on their classification in the Corporation's consolidated financial statements.

Discontinued Operations

     The $2.0 billion in charges recorded in the fourth quarter of 2001 included charges, net of state income tax benefits, of approximately $1.4 billion related to certain global telecommunications services businesses held for sale and exit costs associated with elimination of the administrative infrastructure supporting the global telecommunications businesses and investments. These charges, which reduced net earnings for the year by $1.3 billion ($3.09 per diluted share) are included in discontinued operations in the Corporation's consolidated statement of operations. The businesses held for sale are as follows:

o Satellite Services businesses--includes COMSAT Mobile Communications, COMSAT World Systems and Lockheed Martin Intersputnik. In the first quarter of 2002, the Corporation completed the sale of COMSAT Mobile
     Communications' operations to Telenor. The transaction is not expected to have a material impact on the Corporation's consolidated results of operations in 2002.

o COMSAT-International (formerly Enterprise Solutions-International)-- provides telecommunications network services in Latin America, primarily Argentina and Brazil.

     Of the $1.4 billion of charges included in discontinued operations, approximately $1.2 billion related to impairment of goodwill in the Global Telecommunications segment. The goodwill was recorded in connection with the Corporation's acquisition of COMSAT as discussed above. Approximately $170 million of the $1.4 billion related to impairment of certain long-lived assets employed by foreign businesses held for sale, primarily COMSAT-International. The remainder of the charges related to costs associated with infrastructure reductions, including severance and facilities.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     The Corporation elected to early adopt, effective January 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The LMGT operating businesses identified for divestiture meet the requirements of SFAS No. 144 for treatment as discontinued operations. Accordingly, the results of operations of these businesses, as well as the impairment and other charges related to the decision to exit these businesses, have been classified as discontinued operations in the Corporation's consolidated statement of operations for all periods presented, and have been excluded from business segment information. Similarly, the assets and liabilities of these businesses have been separately identified in the consolidated balance sheet as being held for sale. The Corporation expects to complete the sale of these businesses by the end of 2002. Depreciation and amortization expense are no longer being recorded with respect to the assets of the businesses in accordance with the Statement. These businesses are recorded at estimated fair value less cost to sell at December 31, 2001. Changes in the estimated fair value will be recorded in future periods as determined.

     In addition, the Corporation completed the sale of Lockheed Martin IMS Corporation (IMS), a wholly-owned subsidiary, for $825 million in cash on August 24, 2001. The transaction resulted in a gain, net of state income taxes, of $476 million and increased net earnings by $309 million ($0.71 per diluted share). The results of IMS' operations for all periods presented, as well as the gain on the sale, have been reclassified to discontinued operations in accordance with SFAS No. 144. IMS' assets and liabilities as of December 31, 2000 have been reclassified as held for sale.

     The results of operations and related gains or losses associated with businesses divested prior to January 1, 2001, the effective date of the Corporation's adoption of SFAS No. 144, including the divestitures of the Corporation's Aerospace Electronics Systems (AES) businesses and Lockheed Martin Control Systems in 2000, have not been reclassified to discontinued operations in accordance with the Statement.

Other Charges Related to Global Telecommunications

     The charges recorded in the fourth quarter of 2001 also included nonrecurring and unusual charges, net of state income tax benefits, of approximately $132 million related to commitments to and impairment in the values of investments in satellite joint ventures, primarily ACeS and Americom Asia-Pacific, LLC. The Corporation had previously recorded nonrecurring and unusual charges related to other than temporary declines in the values of these investments as follows: in the first quarter of 2001, a charge, net of state income tax benefits, of $100 million was recorded related to Americom Asia-Pacific; and in the fourth quarter of 2000, a charge, net of state income tax benefits, of $117 million was recorded related to ACeS (see "Note 9--Investments in Equity Securities" for additional discussion of these charges).

     In addition, the fourth quarter 2001 charges included approximately $43 million for severance, facilities costs and impairment of certain fixed assets associated with the realigned business units. On a combined basis, these nonrecurring and unusual charges reduced net earnings for 2001 by $117 million ($0.27 per diluted share).

Write-off of Investment in Astrolink

     The Corporation completed funding of its $400 million investment commitment to Astrolink, a joint venture in which the Corporation holds a 31% interest, in 2001. In October 2001, the Corporation made the decision and so advised Astrolink that it did not plan to make any additional investment in the joint venture. In addition to its equity investment, Lockheed Martin's Space Systems segment had contracts with Astrolink to manufacture four satellites and provide related launch services, and LMGT had contracts to perform system development and other services. Those contracts were terminated due to Astrolink's funding considerations. As part of the $2.0 billion in charges recorded in the fourth quarter of 2001, the Corporation recognized a nonrecurring and unusual charge, net of state income tax benefits, of $367 million in other income and expenses which reflects the other than temporary decline in value of its investment in Astrolink based on the above circumstances. In addition, charges of approximately $20 million were recorded in cost of sales for certain other costs related to Astrolink. On a combined basis, these charges reduced net earnings for 2001 by approximately $267 million ($0.62 per diluted share). The Corporation continues to monitor its business relationships related to Astrolink.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Other Divestiture Activities

     As part of a strategic and organizational review begun in 1999 the Corporation decided to evaluate the divestiture of certain non-core business units.

     In connection with this review and as described more fully under the caption "Discontinued Operations" above, the Corporation completed the sale of IMS on August 24, 2001. The resulting gain increased net earnings by $309 million ($0.71 per diluted share). Net sales for the seven months ended July 31, 2001, the effective date of the divestiture, related to the IMS businesses totaled approximately $355 million, excluding intercompany sales. This transaction generated net cash proceeds of approximately $560 million after related transaction costs and federal and state income tax payments.

     In January 2001, the Corporation completed the divestiture of two business units in the environmental management line of business. The impact of these divestitures was not material to the Corporation's 2001 consolidated results of operations, cash flows or financial position due to the effects of nonrecurring and unusual impairment losses recorded in 2000 and 1999 related to these business units. Those losses were included in other income and expenses as part of other portfolio shaping activities in the respective years.

     In November 2000, the Corporation sold its Aerospace Electronics Systems
(AES) businesses to BAE SYSTEMS for $1.67 billion in cash (the AES Transaction). The Corporation recorded a nonrecurring and unusual loss, including state income taxes, of $598 million related to this transaction which is included in other income and expenses. The loss reduced net earnings for 2000 by $878 million ($2.18 per diluted share). Although the AES Transaction resulted in the Corporation recording a pretax loss, it resulted in a gain for tax purposes primarily because goodwill related to the AES businesses was not included in the tax basis of the net assets of AES. Accordingly, the Corporation was required to make state and federal income tax payments associated with the divestiture. The AES Transaction generated net cash proceeds of approximately $1.2 billion after related transaction costs and federal and state income tax payments. Net sales included in the year 2000 related to the AES businesses totaled approximately $655 million, excluding intercompany sales.

     In September 2000, the Corporation sold Lockheed Martin Control Systems (Control Systems) to BAE SYSTEMS for $510 million in cash. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain increased net earnings for the year ended December 31, 2000 by $180 million ($0.45 per diluted share). Net sales for the first nine months of 2000 related to Control Systems totaled approximately $215 million, excluding intercompany sales. This transaction generated net cash proceeds of $350 million after related transaction costs and federal and state income tax payments.

     IMS was the final business unit specifically identified for divestiture as part of the strategic and organizational review initiated in 1999; however, on an ongoing basis, the Corporation will continue to explore the sale of various non-core businesses, passive equity investments and surplus real estate. If the Corporation were to decide to sell any such holdings or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when they are probable and estimable. The Corporation also continues to review its businesses on an ongoing basis to identify ways to improve organizational effectiveness and performance, and to focus on its core business strategy.

     In September 2000, the Corporation sold approximately one-third of its interest in Inmarsat for $164 million. The investment in Inmarsat was acquired as part of the merger with COMSAT. As a result of the transaction, the Corporation's interest in Inmarsat was reduced from approximately 22% to 14%. The sale of shares in Inmarsat did not impact the Corporation's results of operations. The transaction generated net cash proceeds of approximately $115 million after transaction costs and federal and state income tax payments.

     In 1997, the Corporation repositioned 10 of its non-core business units as a new independent company, L-3 Communications Holdings, Inc. (L-3). In 1999, the Corporation sold its remaining interest in L-3 in two separate transactions. On a combined basis, these two transactions resulted in a nonrecurring and unusual gain, net of state income taxes, of $155 million, and increased 1999 net earnings by $101 million ($0.26 per diluted share).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     In September 1999, the Corporation sold its interest in Airport Group International Holdings, LLC which resulted in a nonrecurring and unusual gain, net of state income taxes, of $33 million. In October 1999, the Corporation exited its commercial 3D graphics business through a series of transactions which resulted in the sale of its interest in Real 3D, Inc., a majority-owned subsidiary, and a nonrecurring and unusual gain, net of state income taxes, of $33 million. On a combined basis, these transactions increased 1999 net earnings by $43 million ($0.11 per diluted share).

Results of Operations

     A significant portion of the Corporation's business is derived from long-term development and production contracts which are accounted for under the provisions of the American Institute of Certified Public Accountants' (AICPA) audit and accounting guide, "Audits of Federal Government Contractors," and the AICPA's Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The nature of these contracts and the types of products and services provided are considered in determining the proper accounting for a given contract. Generally, long-term fixed-price contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion and revenue recognition; however, certain other long-term fixed-price contracts which, among other things, provide for the delivery of minimal quantities over a longer period of time, or require a significant amount of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where revenue is recognized based on the ratio of costs incurred to estimated total costs at completion. Sales under cost-reimbursement-type contracts are recorded as costs are incurred. As a general rule, sales and profits are recognized earlier in a production cycle under the cost-to-cost and milestone methods of percentage of completion accounting. The Corporation has accounting policies in place to address the complexities involved in accounting for long-term contracts. For additional information on critical accounting policies in place for recognizing sales and profits, see the discussion under the caption "Sales and earnings" in "Note 1--Significant Accounting Policies."

     Contract accounting requires significant judgment relative to assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. Due to the size and nature of many of the Corporation's contracts, the estimation of cost at completion is complicated and subject to numerous variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Assumptions must be made relative to the length of time to complete the contract, as estimated costs also include anticipated increases in wages and prices for materials. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in contract value when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated performance.

     Goods and services provided under long-term development and production contracts represent a significant portion of the Corporation's business, and therefore amounts recorded in its consolidated financial statements using contract accounting methodologies and cost accounting standards are material. U.S. Government procurement standards are followed relative to assessing the allowability as well as the allocability of costs. Given the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if different assumptions were used or if underlying circumstances were to change. The Corporation closely monitors compliance and consistency of application of its critical accounting policies related to contract accounting. Reviews of the status of contracts are performed by business segment personnel through periodic contract status and performance reviews. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in earnings in the current period. In addition, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business area performing under the contract. Costs incurred and allocated to contracts with the U.S. Government are closely scrutinized for compliance with underlying regulatory standards by Lockheed Martin personnel, and are subject to audit by the Defense Contract Audit Agency.

     Since the Corporation's operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules, the results of operations of a particular year, or year-to-year

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context.

                              [CHART APPEARS HERE]

                                   Net Sales

                             2001     2000     1999
                             ----     ----     ----
                           $23,990  $24,541  $24,999

Continuing Operations

     The Corporation's consolidated net sales for 2001 were $24.0 billion, a decrease of two percent compared to 2000. Sales for 2000 were $24.5 billion, a decrease of two percent compared to 1999. Sales growth in the Aeronautics and Technology Services segments during 2001 were more than offset by decreases in the remaining business segments as compared to 2000. In 2000, increased sales in the Systems Integration, Space Systems and Technology Services segments were more than offset by lower sales in the Aeronautics segment. Adjusting for acquisitions and divestitures, sales remained comparable when comparing 2001 to 2000 and 2000 to 1999. The U.S. Government remained the Corporation's largest customer, accounting for approximately 78 percent of the Corporation's sales for 2001 compared to 72 percent in both 2000 and 1999.

     The Corporation's operating profit (earnings from continuing operations before interest and taxes) for 2001 was $888 million, a decrease of 29 percent compared to 2000. Operating profit for 2000 was approximately $1.3 billion, a decrease of 37 percent compared to 1999. The reported amounts for the three years presented include various nonrecurring and unusual items. The impact of these items on operating profit, net (loss) earnings and amounts per diluted share is as follows:

Effects of nonrecurring and unusual items:


                                                                     (Loss)
                                         Operating      Net         earnings
                                           (loss)      (loss)      per diluted
(In millions)                              profit     earnings        share
------------------------------------------------------------------------------
Year ended December 31, 2001
Continuing operations

Write-off of investment in
  Astrolink and related costs           $  (387)        $(267)       $ (0.62)
Write-down of investment
  in Loral Space                           (361)         (235)         (0.54)
Other charges related to
  global telecommunications                (176)         (117)         (0.27)
Gain on sale of surplus real estate         111            72           0.17
Impairment charge related to
  Americom Asia-Pacific                    (100)          (65)         (0.15)
Other portfolio shaping activities           (5)           (3)         (0.01)
----------------------------------------------------------------------------
                                           (918)         (615)         (1.42)
Discontinued operations--charges
  related to discontinued
  businesses, net of IMS gain                --        (1,027)         (2.38)
Extraordinary item--loss on
  early extinguishment of debt               --           (36)         (0.08)
----------------------------------------------------------------------------
                                        $  (918)      $(1,678)       $ (3.88)
============================================================================

Year ended December 31, 2000

Continuing operations

Loss related to AES Transaction         $  (598)      $  (878)       $ (2.18)
Gain on sale of Control Systems             302           180           0.45
Charge related to Globalstar guarantee     (141)          (91)         (0.23)
Impairment charge related to ACeS          (117)          (77)         (0.19)
Partial reversal of CalComp reserve          33            21           0.05
Gain on sales of surplus real estate         28            19           0.05
Other portfolio shaping items               (46)          (30)         (0.07)
----------------------------------------------------------------------------
                                           (539)         (856)         (2.12)
Extraordinary item--loss on early
  extinguishment of debt                     --           (95)         (0.24)
----------------------------------------------------------------------------
                                        $  (539)         $(951)      $ (2.36)
============================================================================
Year ended December 31, 1999

Continuing operations

Gain on divestiture of interest in L-3  $   155          $ 101       $  0.26
Gain on sales of surplus real estate         57             37          0.10
Partial reversal of CalComp reserve          20             12          0.03
Divestitures and other
  portfolio shaping items                    17             12          0.03
----------------------------------------------------------------------------
                                            249            162          0.42
Cumulative effect of change in
  accounting principle                       --           (355)        (0.93)
----------------------------------------------------------------------------
                                        $   249          $(193)      $ (0.51)
============================================================================


     Excluding the effects of these nonrecurring and unusual items for each year, operating profit for 2001 would have increased one percent as compared to 2000. Increases in operating profit in the Aeronautics, Space Systems and Technology Services segments more than offset decreases in operating profit at the remaining business segments.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     Operating profit increased two percent in 2000 over 1999 after excluding the effects of nonrecurring and unusual items. Improved results in the Aeronautics, Systems Integration and Corporate and Other segments more than offset decreases in operating profit in the Space Systems and Technology Services segments. Operating profit for 2000 compared to 1999 in the Aeronautics and Space Systems segments was favorably impacted by the absence in 2000 of negative adjustments recorded in 1999 on the C-130J airlift aircraft and Titan IV launch vehicle programs, respectively.

     As further discussed in "Note 14--Post-Retirement Benefit Plans," operating profit in 2001 included approximately $200 million in income related to the Corporation's qualified defined benefit plans and its retiree medical and life insurance plans on a combined basis, a decrease of approximately $85 million over the comparable 2000 amount. The decrease related primarily to the absence in 2001 of a nonrecurring and unusual curtailment gain associated with divestiture activities in 2000. The Corporation's earnings will continue to be affected positively or negatively by the level of income or expense related to employee benefit plans. As detailed in Note 14, various factors affect the calculation of the income or expense, including the actual rate of return on plan assets and the actuarial assumptions that are used to calculate benefit obligations (e.g., the assumed discount rate, expected future rates of return on plan assets, future pay increases and the demographics of our workforce). Based on actuarial assumptions and projected rates of return on plan assets, the Corporation anticipates that its income related to employee benefit plans will decline substantially in 2002 and generate a net expense in 2003.

     Interest expense for 2001 was $700 million, $219 million lower than the comparable balance in 2000 as a result of reductions in the Corporation's debt portfolio. Interest expense for 2000 was $919 million, $110 million higher than the comparable balance in 1999 primarily as a result of increases in the Corporation's debt portfolio associated with the merger with COMSAT.

     For 2001, the Corporation reported earnings from continuing operations before extraordinary items and cumulative effect of change in accounting of $79 million ($0.18 per diluted share), compared to a loss in 2000 of $382 million ($0.95 per diluted share). In 1999, the Corporation reported earnings on a comparable basis of $729 million ($1.90 per diluted share). The reported results from continuing operations include the impact of the nonrecurring and unusual items presented above. Excluding such items, earnings from continuing operations would have been $694 million ($1.60 per diluted share) in 2001, $474 million ($1.17 per diluted share) in 2000 and $567 million ($1.48 per diluted share) in 1999.

Discontinued Operations

     The Corporation reported a loss from discontinued operations of $1.1 billion ($2.52 per diluted share) in 2001, a loss of $42 million ($0.10 per diluted share) in 2000 and income of $8 million ($0.02 per diluted share) in 1999.

     Included in the 2001 loss from discontinued operations is a nonrecurring and unusual after-tax charge of $1.3 billion ($3.09 per diluted share) related to the Corporation's decision to exit the Global Telecommunications services business. The 2001 results also include a nonrecurring and unusual after-tax gain of $309 million ($0.71 per diluted share) from the third quarter 2001 sale of Lockheed Martin IMS Corporation.

     The operating results for the businesses reported in discontinued operations were a loss of $62 million ($0.14 diluted share) in 2001, a loss of $42 million ($0.10 per diluted share) in 2000 and income of $8 million ($0.02 per diluted share) in 1999.

Net (Loss) Earnings


                             [GRAPHIC APPEARS HERE]

                               Net Earnings (Loss)

                           2001       2000      1999
                           ----       ----      ----
                         $(1,046)    $(519)     $382
                             632 (a)   432 (a)   575 (a)

a. Excluding the effects of the items presented in the preceding table entitled "Effects of nonrecurring and unusual items," net earnings for 2001, 2000 and 1999 would have been $632 million, $432 million and $575 million, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     In 2001, the Corporation's net loss included an extraordinary loss of $36 million (net of a $22 million income tax benefit), or $0.08 per diluted share, on the early retirement of $117 million of 7% debentures due in 2011. In 2000, the Corporation's net loss included an extraordinary loss of $95 million (net of a $61 million income tax benefit), or $0.24 per diluted share, on the early retirement of approximately $1.9 billion in debt securities.

     During 1999, the Corporation adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which reduced net earnings for the year ended December 31, 1999 by


                              [GRAPH APPEARS HERE]

                        Diluted Earnings (Loss) Per Share

                           2001       2000      1999
                           ----       ----      ----
                         $(2.42)    $(1.29)     $0.99
                           1.46 (a)   1.07 (a)   1.50 (a)


a. Excluding the effects of the items presented in the preceding table entitled "Effects of nonrecurring and unusual items," diluted earnings per share for 2001, 2000 and 1999 would have been $1.46, $1.07 and $1.50, respectively.


$355 million (net of a $227 million income tax benefit), or $0.93 per diluted share.

     The Corporation reported a net loss of $1 billion ($2.42 per diluted share) in 2001, a net loss of $519 million ($1.29 per diluted share) in 2000 and net income of $382 million ($0.99 per diluted share) in 1999. Excluding the effects of the previously mentioned nonrecurring and unusual items, net earnings would have been $632 million ($1.46 per diluted share) in 2001, $432 million ($1.07 per diluted share) in 2000 and $575 million ($1.50 per diluted share) in 1999.

Discussion of Business Segments

     The Corporation operates in four principal business segments: Systems Integration, Space Systems, Aeronautics and Technology Services. Other activities of the Corporation fall within the Corporate and Other segment. The following tables of financial information and related discussions of the results of operations of the Corporation's business segments have been adjusted to reflect the elimination of the Corporation's Global Telecommunications segment discussed previously, and correspond to additional segment information presented in "Note 17--Information on Industry Segments and Major Customers."

     Prior period amounts have been reclassified to conform to the realignment of the Global Telecommunications businesses and telecommunications equity investments retained by the Corporation, as previously discussed.


(In millions)                       2001       2000       1999
----------------------------------------------------------------
Net sales



Systems Integration             $   9,014    $  9,647   $  9,570
Space Systems                       6,836       7,339      7,285
Aeronautics                         5,355       4,885      5,499
Technology Services                 2,763       2,649      2,574
Corporate and Other                    22          21         71
----------------------------------------------------------------
                                $  23,990    $ 24,541   $ 24,999
================================================================

(In millions)                       2001       2000       1999
----------------------------------------------------------------
Operating profit (loss)
Systems Integration             $     836    $    583   $    880
Space Systems                         405         401        506
Aeronautics                           416         343        247
Technology Services                   130          82        137
Corporate and Other                  (899)       (158)       227
----------------------------------------------------------------
                                $     888    $  1,251   $  1,997
================================================================

     The following table displays the total impact on each segment's operating profit (loss) of the nonrecurring and unusual items presented earlier for each of the three years presented:

(In millions)                       2001       2000       1999
----------------------------------------------------------------
Segment effects of nonrecurring
 and unusual items--operating
 (loss) profit

Systems Integration             $      --    $   (304)  $     13
Space Systems                          (3)         25         21
Aeronautics                            --          --         --
Technology Services                    --         (34)        --
Corporate and Other                  (915)       (226)       215
----------------------------------------------------------------
                                $    (918)   $   (539)  $    249
================================================================



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     In an effort to make the following discussion of significant operating results of each business segment more understandable, the effects of these nonrecurring and unusual items have been excluded. The Space Systems and Aeronautics segments generally include a smaller number of programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the large number of relatively small programs in the Systems Integration and Technology Services segments, the discussions of the results of operations of these business segments focus on lines of business.

Systems Integration

     Net sales of the Systems Integration segment declined by seven percent in 2001 compared to 2000. Sales would have increased four percent for 2001 from the comparable year-ago period had the sales attributable to the segment's Aerospace Electronic Systems and Controls Systems businesses, which were divested in the second half of 2000, and the transfer of the Payload Launch Vehicle (PLV) contract to the Space Systems segment at the start of 2001, been excluded from the comparisons. Sales increased by $350 million as a result of volume increases in the segment's Missiles & Air Defense product line primarily due to higher volumes on certain tactical missile programs and the Theater High Altitude Area Defense (THAAD) missile program. Naval Electronic and Surveillance Systems sales in 2001 increased by $220 million over the prior year, primarily due to higher volumes on surface systems programs, and undersea and radar systems activities. Sales in the Command, Control, Communications, Computers and Intelligence (C4I) product line increased slightly year over year. These increases were partially offset by a $250 million decrease in sales related to volume declines in the Systems Integration-Owego line of business.

     The segment's net sales increased one percent in 2000 as compared to 1999. Sales increased by $360 million as a result of volume increases in the segment's Naval Electronic and Surveillance Systems product line, primarily radar systems, and the Systems Integration-Owego line of business. Sales also increased by $115 million in the segment's Missiles & Air Defense product line, principally due to the THAAD program's movement into the engineering, manufacturing and development
(EMD) phase. These increases were partially offset by a reduction in sales of $410 million primarily related to the divestiture of the AES and Control Systems businesses in 2000.

     Operating profit for the segment decreased six percent in 2001 compared to 2000. Operating profit would have increased by six percent for 2001 from the year-ago period had the operating profit related to the divested Aerospace Electronic Systems and Controls Systems businesses, as well as the PLV contract transfer, been excluded from the comparisons. Increased operating profit of $75 million from the sales growth in the segment's Missiles & Air Defense and Naval Electronic and Surveillance Systems product lines was partially offset by the volume declines at Systems Integration-Owego.

     Operating profit increased two percent in 2000 as compared to 1999. In 2000, the previously mentioned volume increases in the segment's Naval Electronic and Surveillance Systems product line and Systems Integration-Owego activities contributed $40 million to the increase in operating profit from 1999. This increase was partially offset by an approximate $20 million decline in operating profit related to the divestiture of the AES and Control Systems businesses in 2000. Also during 2000, increases in operating profit attributable to the THAAD program's movement into the EMD phase, as well as the absence in 2000 of a $15 million penalty recorded on that program in the second quarter of 1999, were offset by declines in operating profit on certain fire control and sensor programs due to program maturity.

Space Systems

     Net sales for the Space Systems segment decreased by seven percent for the year from the comparable 2000 period. Sales declined by $600 million due to volume reductions in commercial space activities, by $150 million related to reduced volume in government launch vehicle activity, primarily due to program maturities, and by $50 million due to the absence in 2001 of favorable adjustments recorded on the Titan IV program as discussed in more detail below. These reductions were partially offset by a combined increase in sales of $315 million related to volume on government satellite programs and ground systems activities.

     Net sales in the Space Systems segment increased by one percent in 2000 compared to 1999. In 2000, sales decreased by $440 million due to volume declines in government satellite activities, and by $40 million due to decreased ground systems activities. An additional $140 million decrease related to reduced volume in government launch vehicle programs. These decreases were partially offset by $490 million related to increased volume on


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


commercial space activities as well as an approximate $50 million increase in various other space system activities. Year-over-year sales also increased due to the absence in 2000 of $90 million in negative adjustments recorded during 1999 related to the Titan IV program. These adjustments included the effects of changes in estimates for award and incentive fees resulting from a second quarter 1999 Titan IV launch failure, as well as a more conservative assessment of future program performance. In addition, 2000 sales were also favorably impacted by an approximate $50 million adjustment recorded in 2000 on the Titan IV program as a result of contract modifications and improved performance on the program. The contract modifications, which resulted primarily from the U.S. Government's Broad Area Review team recommendations, provided for a more balanced sharing of future risk. The improved performance on the program resulted from the successful implementation of corrective actions and initiatives taken since the previously mentioned 1999 Titan IV launch failure.

     Space Systems operating profit increased by nine percent as compared to 2000. The segment's 2001 operating profit increased by approximately $70 million due to the volume increases and improved performance in ground systems, government satellite programs and other space segment activities. These increases were partially offset by higher year-over-year losses in Commercial Space. The commercial launch vehicle business included $60 million in higher charges for market and pricing pressures when compared to 2000 and a $40 million loss provision recorded in the first quarter of 2001 for certain commercial satellite contracts related to schedule and technical issues. These negative adjustments were somewhat offset by $50 million of favorable contract adjustments on certain launch vehicle contracts. Additionally, operating profit was negatively impacted by lower production activities for government launch vehicles. The year-to-year comparison of operating profit was not affected by the $50 million favorable Titan IV adjustment recorded in 2000 as discussed above, due to a $55 million charge related to a more conservative assessment of government launch vehicle programs that was recorded in the fourth quarter of 2000.

     Operating profit for the segment decreased by 22 percent in 2000 compared to 1999. Continued market and pricing pressures on commercial space programs, increased investment in certain launch vehicle programs and reduced margins on commercial satellites decreased 2000 operating profit by $180 million from 1999. This decrease included charges of $85 million recorded in 2000 on the Atlas launch vehicle program related to continued market and pricing pressures. In addition, 2000 operating profit was further reduced by $35 million due to the impact of the volume declines on government satellite programs mentioned previously. Consistent with the change in sales, the absence in 2000 of the negative adjustments recorded during 1999 on the Titan IV program, combined with the favorable adjustments recorded in 2000 on the same program, had an approximate $140 million positive impact on 2000 operating profit. The remainder of the decrease is primarily attributable to an approximate $55 million decrease in operating profit related to a more conservative assessment of future performance on government launch vehicle programs.

Aeronautics

     Net sales for the Aeronautics segment increased by 10 percent in 2001 compared to 2000. During 2001, sales increased approximately $400 million primarily due to the initial ramp up on F-22 production and increased development activities related to international F-16 programs. Volume increases from F-16 and C-130 support activities also increased sales by approximately $230 million. These increases were partially offset by declines in sales of $260 million resulting from fewer F-16 and C-130J deliveries in 2001.

     Net sales of the Aeronautics segment decreased by 11 percent in 2000 compared to 1999. Approximately 95 percent of the decrease in 2000 sales is attributable to declines in F-16 and C-130J sales and deliveries. These decreases more than offset increases in sales related to the F-22 program.

     Aeronautics operating profit increased by 21 percent for the year when compared to the same period of 2000. For the year, operating profit increased by approximately $115 million due to increased volume and performance on the F-22 program, development activities on international F-16 programs and other aeronautical programs. This increase was partially offset by a decline in F-16 deliveries. The net change in C-130J deliveries did not impact EBIT for the comparative periods due to the previously reported suspension of earnings recognition on the program.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     Operating profit for the segment increased by 39 percent in 2000 compared to 1999. The current year increase is primarily attributable to the absence in 2000 of a $210 million negative adjustment recorded during the second quarter of 1999 that resulted from changes in estimates related to the C-130J program due to cost growth and a reduction in production rates. This increase was partially offset by an approximate $115 million reduction in 2000 operating profit resulting from the decrease in aircraft sales and deliveries mentioned in the preceding paragraph.

Technology Services

     Net sales for the Technology Services segment increased by four percent in 2001 compared to 2000. Excluding the sales attributable to Lockheed Martin Energy Technologies and Retech, two business units that were divested in 2000, and the acquisition of OAO Corporation in December of 2001, sales would have increased seven percent for the year. Sales increased $190 million primarily due to increased volume on the segment's government information technology and aircraft and logistics programs. This growth was partially offset by lower sales volume of $15 million associated with the segment's energy-related contracts due to program completions.

     Net sales of the Technology Services segment increased by three percent in 2000 as compared to 1999. The increase in 2000 sales is comprised of an approximate $150 million increase in various federal technology services programs including the Consolidated Space Operations Contract and the Rapid Response contract. These increases were partially offset by an approximate $95 million decline in volume on aircraft maintenance and logistics contracts and certain energy-related contracts due to program completions.

     Operating profit for the segment increased by 12 percent for the year compared to 2000. Absent the earnings from the divested and acquired businesses, operating profit would have increased 11 percent for the year. Operating profit increased by approximately $25 million in 2001 from higher volumes in the segment's government information technology and aircraft maintenance and logistics contracts. This improvement was somewhat offset by a reduction in operating profit due to the completion of energy-related contracts.

     Operating profit for the segment decreased by 15 percent in 2000 compared to 1999. The decline in operating profit is attributable directly to a loss of approximately $40 million incurred in the realigned commercial information technology lines of business and the impact of the previously mentioned volume declines on certain energy-related contracts. Somewhat offsetting the decline was increased operating profit attributable to various federal technology services programs including the impact of the volume increases discussed above and increased profitability on certain information services contracts, and improved performance on certain aircraft maintenance and logistics contracts.

     In December 2001, the Corporation completed its acquisition of all of the outstanding stock of OAO Corporation (OAO), a provider of information technology solutions to the federal government. OAO will be included in the Technology Services segment. OAO's revenues for all of 2001 approximated 1% of the Corporation's 2001 net sales.

     The segment has a business unit which provides services to the government of Argentina, and in which the Corporation's net investment at December 31, 2001 was approximately $25 million. Relative to this business unit, the Corporation does not expect that the current economic situation in Argentina, including the devaluation of the Argentine peso, will have a material impact on its results of operations, cash flows or financial position.

Corporate and Other

     Net sales in the Corporate and Other segment were immaterial for 2001 and 2000 due to the reclassification of IMS results of operations to discontinued operations in connection with its divestiture in July 2001. The decline in net sales from 1999 was primarily due to reduced volume in the segment's properties line of business and the absence in 2000 of sales attributable to the Corporation's commercial graphics company, Real 3D, which was divested in the fourth quarter of 1999.

     Operating profit for the Corporate and Other segment decreased by $52 million when comparing 2001 to 2000. The decline was principally due to lower equity earnings from investments and an increase in miscellaneous corporate expenses including stock-based compensation costs. Operating profit for the segment increased by $56 million in 2000 compared to 1999 mainly due to increased equity earnings from investments, primarily related to the merger with COMSAT.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              [GRAPH APPEARS HERE]

                               Negotiated Backlog

                        2001            2000            1999
                        ----            ----            ----
                      $71,269         $55,076         $44,807

Backlog

     Total negotiated backlog of $71.3 billion at December 31, 2001 included both firm orders for the Corporation's products for which funding has been appropriated by the customer (Congress, in the case of U.S. Government agencies) and firm orders for which funding has not been appropriated.

     The following table shows total backlog by segment at the end of each of the last three years:



(In millions)                        2001        2000        1999
-------------------------------------------------------------------
Backlog

Systems Integration               $ 17,027     $ 16,706    $ 13,971
Space Systems                       12,977       15,505      16,508
Aeronautics                         36,149       17,570       9,003
Technology Services                  5,116        5,295       5,325
-------------------------------------------------------------------
                                  $ 71,269     $ 55,076    $ 44,807
===================================================================

     Systems Integration backlog increased by two percent in 2001 compared to 2000, and by 20 percent in 2000 compared to 1999. The majority of the 2001 increase was attributable to new orders for C4I programs. Increased backlog associated with the Naval Electronic and Surveillance Systems product line and various Systems Integration-Owego activities were more than offset by a decline in orders and increased sales on missiles and air defense systems. The majority of the 2000 increase was attributable to new orders for missile and air defense systems, primarily orders received on the THAAD program as a result of that program's movement into the EMD phase. Increased orders for naval electronic and surveillance systems and various Systems Integration-Owego activities were partially offset by the absence of backlog associated with the segment's AES and Control Systems businesses, which were divested during 2000. The remainder of the 2000 variance from 1999 was primarily due to sales on existing orders and decreases in new orders on C4I programs.

     Space Systems backlog decreased by 16 percent in 2001 compared to 2000 and by six percent in 2000 compared to 1999. The decrease in 2001 was primarily attributable to declines in backlog on commercial space programs due to decreases in new orders and sales on existing orders. The decrease in commercial space backlog also includes the effect of terminating the Astrolink satellite program and launch vehicle contracts. Additional decreases in orders for fleet ballistic missiles and government launch vehicles were partially offset by increases in orders for government satellite programs and ground systems. The decrease in 2000 was primarily attributable to declines in backlog on government launch vehicles and commercial satellites due to decreases in new orders and sales on existing orders, respectively. Additional decreases in orders of government satellite programs were partially offset by an increase in orders for commercial launch vehicles.

     Aeronautics backlog increased by 106 percent in 2001 compared to 2000 and by 95 percent in 2000 compared to 1999. The 2001 increase is primarily due to the approximate $19 billion order for the Joint Strike Fighter, or F-35, aircraft program related to the System Demonstration and Development (SDD) phase of the program. The SDD phase has a performance period of 10.5 years and provides for the production of 22 test aircraft. The Low Rate Initial Production phase of the program is expected to begin in the 2005 to 2006 time frame, with high rate production planned to begin in the 2012 time frame. The remaining fluctuation in backlog in 2001 compared to 2000 is due to decreased orders on C-130 programs offset by increased backlog associated with the F-16 and F-22 programs. The 2000 increase is primarily due to approximately $10.6 billion in orders related to the F-16 program, including new F-16 contracts with the U.S. Government, the United Arab Emirates (UAE), Israel, Greece, Singapore and Korea, collectively. This increase was partially offset by a reduction in backlog for the F-22 program as a result of increased sales on existing orders.

     Technology Services backlog decreased by three percent in 2001 compared to 2000 and by one percent in 2000 compared to 1999. The decrease in 2001 was mainly attributable to sales on existing orders in the segment's aircraft and logistics line of business, primarily the Kelly Aviation Center contract, and sales on existing orders


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


for NASA programs, primarily the Consolidated Space Operations Contract. This decrease was mostly offset by increased orders associated with government information technology services and the backlog recorded in connection with the acquisition of OAO Corporation. The decrease in 2000 was primarily associated with sales on existing federal technology services contracts, principally the Consolidated Space Operations Contract.

                             [GRAPHIC APPEARS HERE]

                   Net Cash Provided By Operating Activities

                     2001             2000            1999
                     ----             ----            ----
                    $1,825           $2,016          $1,077

Liquidity and Cash Flows

Operating Activities

     Operating activities provided $1.8 billion in cash during 2001, compared to $2.0 billion and $1.1 billion provided in 2000 and 1999, respectively. The decrease in cash provided by operations in 2001 compared to 2000 is primarily attributable to the impact of increased net federal income tax payments primarily related to the divestiture of non-core businesses. Partially offsetting this decrease were cash flows from working capital improvements, primarily inventory reductions, the increase in pretax proceeds from sales of surplus real estate, distributions from equity investees and increased earnings. The significant increase in 2000 operating cash flows compared to 1999 was primarily the result of lower working capital requirements and reduced net federal income tax payments. Included in operating activities is cash provided from discontinued operations of $34 million in 2001, $25 million in 2000, and $14 million in 1999.

Investing Activities

     Investing activities provided $139 million in cash during 2001 compared to $1.8 billion provided in 2000 and $1.6 billion used during 1999. Cash used for property, plant and equipment expenditures increased 24 percent in 2001 after having declined 25 percent in 2000. Included in expenditures for property, plant, and equipment were $74 million in 2001, $58 million in 2000 and $89 million in 1999 related to the discontinued businesses. During 2001, the Corporation recorded proceeds of $825 million from the sale of its IMS business. Also in 2001, $192 million of cash was used for additional investments in affiliated companies, including $140 million to complete the Corporation's funding commitment to Astrolink. The remainder of the 2001 activity was attributable to proceeds from the disposal of property and various other investing activities. The majority of the $3.4 billion change in cash provided by investing activities in 2000 from the cash used by investing activities in 1999 reflects the Corporation's receipt of proceeds during 2000 from the divestiture of AES and Control Systems businesses, as well as the sale of a portion of the Corporation's investment in Inmarsat, which generated approximately $1.7 billion, $510 million, and $164 million, respectively, contrasted with the Corporation's disbursement in 1999 of $1.2 billion used to acquire the initial 49% investment in COMSAT. The remaining fluctuation between years is primarily attributable to the 1999 receipt of $263 million related to the sale of the Corporation's interest in L-3 which was partially offset by a $169 million decrease in 2000 of expenditures for property, plant, and equipment.

Financing Activities

     The Corporation used $2.6 billion in cash for financing activities during 2001 compared to $2.7 billion used and $731 million provided by financing activities during 2000 and 1999, respectively. During 2001, improved operating cash flows and cash provided by investing activities allowed the Corporation to reduce its long-term debt by approximately $2.4 billion. As discussed in more detail under the caption "Capital Structure and Resources," the reduction in long-term debt was primarily attributable to the pre-payment of notes issued to a wholly-owned subsidiary of General Electric Company (GE), payments on scheduled debt maturities, and the early retirement of certain other debt instruments. Approximately $89 million of long-term debt will mature in 2002. The $3.5 billion change in cash used


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

by financing activities in 2000 from the cash provided by financing activities in 1999 reflects the Corporation's issuance of $3.0 billion in long-term debt in 1999 and the $1.0 billion increase in debt retirements in 2000 versus 1999, partially offset by a $405 million decrease in short-term debt repayments and a $162 million decrease in dividend payments. The increase in debt retirements was primarily attributable to the Corporation's completion of tender offers for certain of its long-term debt securities during the fourth quarter of 2000. The Corporation used $2.1 billion to consummate the tender offers, resulting in the early extinguishment of $1.9 billion in long-term debt and an extraordinary loss of $156 million, or $95 million after tax.

     The Corporation paid dividends of $192 million in 2001 compared to $183 million in 2000 and $345 million in 1999.

Other

     The Corporation receives advances on certain contracts to finance inventories. At December 31, 2001, approximately $2.9 billion in advances and progress payments related to work in process were received from customers and recorded as a reduction to inventories in the Corporation's consolidated balance sheet. Also at December 31, 2001, $566 million of customer advances and progress payments were recorded in receivables as a reduction to unbilled costs and accrued profits. Approximately $5.0 billion of customer advances and amounts in excess of costs incurred, which are typically from foreign governments and commercial customers, were included in current liabilities at the end of 2001.

     The Corporation uses "free cash flow" as a measure to evaluate its performance. The calculation of free cash flow begins with net cash provided by operating activities from the consolidated statement of cash flows. This amount is then decreased by expenditures for property, plant and equipment, and increased by proceeds from the disposal of property, plant and equipment and by income taxes paid related to divested businesses and investments. Free cash flow was $2.0 billion for 2001 and $1.8 billion for 2000.

Capital Structure and Resources

     Total debt, including short-term borrowings, decreased by approximately $2.4 billion during 2001 from a balance of $10.0 billion at December 31, 2000. The decrease was primarily attributable to the pre-payment of $1.26 billion in notes issued to GE mentioned previously, originally scheduled to mature in November 2002, payments of $825 million in scheduled debt maturities, the early redemption of $200 million of 8.125% Monthly Income Preferred Securities (MIPS) due in 2025, issued by a wholly-owned subsidiary of COMSAT, and the early retirement of $117 million of 7.0% debentures due in 2011. The Corporation recorded an extraordinary loss, net of $22 million in income tax benefits, of $36 million associated with the early retirement of the 7.0% debentures. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At December 31, 2001, the Corporation held cash and cash equivalents of $912 million, a portion of which will be used to meet scheduled long-term debt maturities in 2002.

     Total stockholders' equity was $6.4 billion at December 31, 2001, a decrease of $717 million from December 31, 2000. This decrease resulted primarily from the net loss of $1.0 billion and the payment of dividends of $192 million. The decline was partially offset by employee stock option and ESOP activities of $394 million and other comprehensive income of $127 million. Other comprehensive income was largely due to the Corporation's decision to write-down its investment in Loral Space which resulted in a reclassification of unrealized losses on Loral Space to the net loss for 2001. As a result of the above factors, the Corporation's total debt to capitalization ratio decreased from
58.2 percent at December 31, 2000 to 53.8 percent at December 31, 2001.

     At the end of 2001, the Corporation had in place a $1.0 billion 1-year revolving credit facility and a $1.5 billion 5-year revolving credit facility (the Credit Facilities). No borrowings were outstanding under the Credit Facilities at December 31, 2001. Borrowings under the Credit Facilities would be unsecured and bear interest at rates based, at the Corporation's option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank's obligation to make loans under the Credit Facilities is subject to, among other things, compliance by the Corporation with various representations, warranties and covenants, including, but not limited to, covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber their assets and a covenant not to exceed a maximum leverage ratio. The Credit Facilities replaced a $3.5 billion revolving credit facility which expired in December 2001.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     The Corporation has agreements in place with certain banking institutions which provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2001. If the Corporation were to issue commercial paper, such borrowings would be supported by the Credit Facilities.

     The Corporation has an effective shelf registration statement on file with the Securities and Exchange Commission to provide for the issuance of up to $1 billion in debt securities. Were the Corporation to issue debt securities under this shelf registration, it would expect to use the net proceeds for general corporate purposes. These purposes may include repayment of other debt, working capital needs, capital expenditures, acquisitions and any other general corporate purpose.

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

     Cash and cash equivalents (including temporary investments), internally generated cash flow from operations and other available financing resources, including those described above, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, and discretionary investment needs, during the next twelve months. In addition to the businesses held for sale discussed previously and consistent with the Corporation's desire to generate cash to reduce debt and invest in its core businesses, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

     At December 31, 2001, the Corporation had contractual commitments to repay debt (including capital lease obligations), and to make payments under operating leases. Generally, the Corporation's long-term debt obligations are subject to, among other things, compliance with certain covenants, including, but not limited to, covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber their assets. Payments due under these long-term obligations are as follows:

                                  Payments Due by Period
                         ------------------------------------------------
                                     Less
                                    than 1    1-3       4-5      After 5
(In millions)              Total     year    years     years      years
-------------------------------------------------------------------------
Long-term debt and
 capital lease
 obligations           $  7,511   $  89    $   922   $   795    $ 5,705
Operating lease
 commitments(a)             855     139        254       220        242
-------------------------------------------------------------------------
Total contractual
 cash obligations      $  8,366   $ 228    $ 1,176   $ 1,015    $ 5,947

(a) Amounts include future payments related to a leasing arrangement with a state government authority for Atlas V launch facilities. Total payments over the 10-year term of the lease are expected to be approximately $320 million. Lease payments are expected to begin in the second half of 2002. Amounts exclude lease commitments related to discontinued operations, as such commitments are expected to be transferred upon the sale of the discontinued businesses.

     The Corporation has entered into standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. At December 31, 2001, the Corporation had contingent liabilities on outstanding letters of credit, guarantees and other arrangements, as follows:

                                Commitment Expiration per Period
                        ----------------------------------------------
                         Total     Less
                        Commit-    than 1    1-3      4-5     After 5
(In millions)            ment      year     years    years     years
----------------------------------------------------------------------
Surety bonds(a)         $  425    $  247   $  117   $   61    $   --
Standby letters
 of credit(a)              307       192       40       64        11
Guarantees                 167        15      152       --        --
----------------------------------------------------------------------
Total commitments       $  899    $  454   $  309   $  125   $    11

(a) Approximately $118 million of surety bonds in the "less than 1 year" period, and approximately $127 million and $8 million of standby letters of credit in the "less than 1 year" and "1-3 year" periods, respectively, are expected to automatically renew for additional one to two year periods until completion of the underlying contractual obligation.

     The Corporation has issued standby letters of credit and surety bonds totaling $3.9 billion related to advances received from customers and/or to secure the Corporation's performance under long-term contracts. Amounts included in the table above totaling $732 million are those amounts over and above advances received from customers

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

which are recorded in the consolidated balance sheet at December 31, 2001 as either offsets against "Inventories" or in "Customer advances and amounts in excess of costs incurred." Of the $3.2 billion recorded in the consolidated balance sheet, $2 billion relates to a standby letter of credit to secure advance payments received under an F-16 contract from an international customer. This letter of credit is available for draw down only in the event of the Corporation's nonperformance. Similar to the letter of credit supporting the F-16 contract, letters of credit and surety bonds for other contracts are available for draw down only in the event of the Corporation's nonperformance.

    The Corporation satisfied its contractual obligation with respect to its guarantee of certain indebtedness of Globalstar, L.P. (Globalstar) with a net payment of $150 million on June 30, 2000 to repay a portion of Globalstar's borrowings under a revolving credit agreement. This payment resulted in the Corporation recording a nonrecurring and unusual charge, net of state income tax benefits, of approximately $141 million in 2000 which reduced net earnings for the year by $91 million, or $0.23 per diluted share (see "Note 10--Debt" for further discussion). The Corporation has no remaining guarantees related to Globalstar. On February 15, 2002, Globalstar and certain of its affiliates filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

     The Corporation continues to guarantee up to $150 million in borrowings of Space Imaging LLC (Space Imaging), a joint venture in which it holds a 46 percent ownership interest. The amount of borrowings outstanding as of December 31, 2001 for which Lockheed Martin was guarantor was approximately $140 million. This amount is included in the amounts related to guarantees included in the table above. The Corporation's investment in Space Imaging is accounted for under the equity method of accounting. At December 31, 2001, the Corporation's investment in and receivables from Space Imaging amounted to approximately $111 million. Space Imaging is pursuing its business plan, including assessments relative to future investment in replacement satellites and related financing requirements, and Lockheed Martin, as an investor and partner, is working with its other partners and Space Imaging in this regard.

     Effective March 31, 2000, the Corporation converted its 45.9 million shares of Loral Space & Communications Ltd. (Loral Space) Series A Preferred Stock into an equal number of shares of Loral Space common stock in preparation for divestiture of the shares. Due to the market price of Loral Space stock and the potential impact of underlying market and industry conditions on Loral Space's ability to execute its current business plans, the Corporation recorded a nonrecurring and unusual charge, net of state income tax benefits, of $361 million in the third quarter of 2001 related to its investment in Loral Space. The charge reduced net earnings by $235 million ($0.54 per diluted share).

    Realization of the Corporation's investments in equity securities, including those discussed above as well as the global telecommunications equity investments expected to be monetized mentioned previously, may be affected by the investee's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the investee's business, and/or other factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect the Corporation's earnings in the periods affected by those events.

Environmental Matters

     The Corporation records appropriate financial statement accruals for environmental issues in the period in which it is probable that a liability has been incurred and the amounts can be reasonably estimated (see related discussion in "Note 1--Significant Accounting Policies" under the caption "Environmental matters"). Significant judgment is required in developing assumptions and estimating costs to be incurred for environmental remediation activities due to, among other factors, the complexity of environmental regulations, remediation technologies and agreements among Potentially Responsible Parties (PRPs) to share in remediation efforts as discussed below. The Corporation enters into agreements (e.g., administrative orders, consent decrees) which must be fully analyzed to determine the extent of its obligation. The agreements generally cover several years which makes compliance cost estimation more judgmental due, for example, to changing technologies. Management must assess the type of technology to be used to accomplish the remediation and continually evolving regulatory environmental standards in evaluating costs associated with these sites. These factors are considered in management's estimates of the timing and amount of any future costs that may be necessary for remedial actions. Given the level of judgments and estimation which must occur as described above, it is likely that materially different amounts could be recorded if different assumptions were used or if underlying circumstances were to change (e.g., a significant change in environmental standards).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     As more fully described in "Note 16--Commitments and Contingencies," the Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with its former facilities in Redlands, California. The Corporation estimates that expenditures required to implement work currently approved by the Regional Board related to the Redlands facilities will be approximately $85 million. In addition, the Corporation is coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct preliminary studies of the potential health effects of perchlorate exposure associated with several sites across the country, including the Redlands site. The results of these studies are intended to assist the Corporation in determining its ultimate clean-up obligation, if any, with respect to perchlorates. In January 2002, the State of California reduced its provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to four ppb. This provisional standard may be used by the State in providing guidelines to water purveyors; however, until such time as it is formally adopted after a public notice and comment period, it is not a legally enforceable standard. If formally adopted as a regulation, this change would lead to increased clean-up costs for the Corporation related to the Redlands site.

     Also as described in Note 16, since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley (including the cities of Burbank and Glendale) associated with the Corporation's former operations in Burbank, California. Under an agreement reached with the U.S. Government and filed with the U.S. District Court in January 2000 (the Agreement), an amount equal to approximately 50 percent of future expenditures for certain remediation activities will be reimbursed by the U.S. Government as a responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and orders related to the Burbank and Glendale sites, net of the effects of the Agreement, will be approximately $50 million.

     The Corporation is a party to various other proceedings and potential proceedings related to environmental clean-up issues, including matters at various sites where it has been designated a PRP by the EPA or by a state agency. In the event the Corporation is ultimately found to have liability at those sites where it has been designated a PRP, it anticipates that the actual burden for the costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, the Corporation is potentially liable for the full cost of funding such remediation. In the unlikely event that the Corporation was required to fund the entire cost of such remediation, the statutory framework provides that the Corporation may pursue rights of contribution from the other PRPs.

     In addition to the matters with respect to the Redlands and Burbank properties and the city of Glendale described above, the Corporation has accrued approximately $165 million at December 31, 2001 for other matters in which an estimate of financial exposure could be determined. Management believes that it is unlikely that any additional liability the Corporation may incur for known environmental issues would have a material adverse effect on its consolidated results of operations or financial position.

     Also as more fully described in Note 16, the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed-price contract with the U.S. Department of Energy (DoE) for the remediation of waste found in Pit 9. The Corporation has been unsuccessful to date in reaching agreements with the DoE on cost recovery or other contract restructuring matters. In 1998, the DoE terminated the Pit 9 contract for default and filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the contract. The Corporation is defending this action while continuing with its efforts to resolve the dispute through non-litigation means.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Other Matters

     The Corporation's primary exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include commercial paper and fixed rate long-term debt. At December 31, 2001, the Corporation had no commercial paper outstanding. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation uses interest rate swaps to manage its exposure to fixed and variable interest rates. At year-end 2001, the Corporation had such instruments in place to swap fixed interest rates on approximately $670 million of its long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed rate debt instruments (see the discussion under the caption "Derivative financial instruments" in "Note 1--Significant Accounting Policies"). At December 31, 2001, the fair values of interest rate swap agreements outstanding were not material. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. The interest rate swaps create a market exposure to changes in the LIBOR rate. To the extent that the LIBOR index upon which the swaps are based increases by 1%, the Corporation's interest expense would increase by $6.7 million on a pretax basis. A decline in the LIBOR index of 1% would lower interest expense by a like amount. Changes in swap rates would affect the market value of the agreements, but such changes in value would be offset by changes in value of the underlying debt obligations. A 1% rise in swap rates from those prevailing at December 31, 2001 would result in a decrease in market value of approximately $12 million. A 1% decline would increase the market value by a like amount. In January 2002, the Corporation entered into additional interest rate swap agreements to swap fixed interest rates for variable rates on approximately $250 million of its long-term debt.

     The Corporation uses forward exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts are recognized in income when the hedged transaction occurs. Effective January 1, 2001, the Corporation began accounting for these contracts under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. At December 31, 2001, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

     The Corporation adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," as of January 1, 2002. Among other things, the Statement prohibits the amortization of goodwill and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. In connection with the impairment provisions of the new rules, the Corporation has completed the initial step of the goodwill impairment test and has concluded that no adjustment to the balance of goodwill at the date of adoption is required. In addition, the Corporation reassessed the estimated remaining useful lives of other intangible assets as part of its adoption of the Statement. As a result of that review, the estimated useful life of the intangible asset related to the F-16 fighter aircraft program has been extended. This change is expected to decrease annual amortization expense associated with that intangible asset by approximately $30 million on a pretax basis. If the Statement had been adopted at the beginning of 2001, the extension of the estimated useful life of that intangible asset and the absence of goodwill amortization would have increased earnings from continuing operations before extraordinary item by approximately $240 million ($0.55 per diluted share).


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


See Management's Discussion and Analysis of Financial Condition and Results of Operations, Other Matters immediately above on this page, and Derivative financial instruments in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements on page 57 this Form 10-K.
--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMETNS AND SUPPLEMENTARY DATA

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------

     The management of Lockheed Martin prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report. The consolidated financial statements, which include amounts based on estimates and judgments, have been prepared in accordance with accounting principles generally accepted in the United States.

     In recognition of its responsibility for the integrity and objectivity of data in the financial statements, the Corporation maintains a system of internal accounting controls designed and intended to provide reasonable assurance, based on an appropriate cost to benefit relationship, that assets are safeguarded and transactions are properly executed and recorded. An environment that provides for an appropriate level of control consciousness is maintained and monitored and includes examinations by an internal audit staff and by the independent auditors in connection with their reviews of interim financial information and their annual audit.

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

     The Audit and Ethics Committee recommends to the Board of Directors the selection of the independent auditors, which is then submitted to the stockholders of the Corporation for ratification. The consolidated financial statements included in this Annual Report have been audited by Ernst & Young LLP, whose report follows.

/s/ Christopher E. Kubasik

Christopher E. Kubasik
Senior Vice President and
Chief Financial Officer


/s/ Rajeev Bhalla

Rajeev Bhalla
Vice President and Controller

--------------------------------------------------------------------------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------

Board of Directors and Stockholders
Lockheed Martin Corporation

     We have audited the accompanying consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2001 the Corporation adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and in 1999 adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities."

                                                 /s/ Ernst & Young LLP

McLean, Virginia
January 21, 2002


--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------

                                                                                                 Year ended December 31,
(In millions, except per share data)                                                    2001             2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $  23,990        $  24,541         $  24,999
Cost of sales                                                                           22,447           22,881            23,346
---------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                 1,543            1,660             1,653
Other income and expenses, net                                                            (655)            (409)              344
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           888            1,251             1,997
Interest expense                                                                           700              919               809
---------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes,
 extraordinary items and cumulative effect of change in accounting                         188              332             1,188
Income tax expense                                                                         109              714               459
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before extraordinary items
 and cumulative effect of change in accounting                                              79             (382)              729

Discontinued operations                                                                 (1,089)             (42)                8
Extraordinary loss on early extinguishments of debt                                        (36)             (95)               --
Cumulative effect of change in accounting                                                   --               --              (355)
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                                                  $  (1,046)       $    (519)        $     382
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
Basic:
   Continuing operations before extraordinary items and
    cumulative effect of change in accounting                                        $    0.18        $   (0.95)        $    1.91
   Discontinued operations                                                               (2.55)           (0.10)             0.02
   Extraordinary loss on early extinguishments of debt                                   (0.08)           (0.24)               --
   Cumulative effect of change in accounting                                                --               --             (0.93)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     $   (2.45)       $   (1.29)        $    1.00
Diluted:
   Continuing operations before extraordinary items and
    cumulative effect of change in accounting                                        $    0.18        $   (0.95)        $    1.90
   Discontinued operations                                                               (2.52)           (0.10)             0.02
   Extraordinary loss on early extinguishments of debt                                   (0.08)           (0.24)               --
   Cumulative effect of change in accounting                                                --               --             (0.93)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     $   (2.42)       $   (1.29)        $    0.99
---------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------

                                                                                  Year ended December 31,
(In millions)                                                                  2001        2000          1999
-------------------------------------------------------------------------------------------------------------
Operating Activities
Earnings (loss) from continuing operations before extraordinary
 item and cumulative effect of change in accounting                        $    79     $  (382)       $  729
Adjustments to reconcile earnings (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting to net cash provided by operating activities:
  (Loss) earnings from discontinued operations                              (1,089)        (42)            8
  Depreciation and amortization                                                425         464           514
  Amortization of goodwill and other intangible assets                         398         423           438
  Deferred federal income taxes                                               (118)        (96)          299
  Net charges related to discontinued operations,
   write-off of Astrolink and other charges                                  1,511          --            --
  Write-down of other investments                                              476         125            --
  Loss related to AES Transaction                                               --         547            --
  Gain on sale of Control Systems business                                      --        (325)           --
  Changes in operating assets and liabilities:
    Receivables                                                                (34)        239           146
    Inventories                                                                651        (194)         (386)
    Customer advances and amounts in excess of costs incurred                  318         352           353
    Income taxes                                                              (456)        522          (284)
    Other                                                                     (336)        383          (740)
-------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                              1,825       2,016         1,077
-------------------------------------------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment                                (619)       (500)         (669)
Sale of IMS                                                                    825          --            --
Investments in affiliated companies                                           (192)       (257)         (170)
AES Transaction                                                                 --       1,670            --
Sale of Control Systems business                                                --         510            --
Sale of shares of Inmarsat                                                      --         164            --
COMSAT tender offer                                                             --          --        (1,203)
Sale of interest in L-3                                                         --          --           263
Other                                                                          125         175           141
-------------------------------------------------------------------------------------------------------------
      Net cash provided by (used for) investing activities                     139       1,762        (1,638)
-------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in short-term borrowings                                          (12)       (463)         (868)
Increases in long-term debt                                                     --          --         2,994
Repayments and early extinguishment of long-term debt                       (2,566)     (2,096)       (1,067)
Issuances of common stock                                                      213          14            17
Common stock dividends                                                        (192)       (183)         (345)
-------------------------------------------------------------------------------------------------------------
      Net cash (used for) provided by financing activities                  (2,557)     (2,728)          731
-------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                          (593)      1,050           170
Cash and cash equivalents at beginning of year                               1,505         455           285
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $   912     $ 1,505        $  455
-------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           Lockheed Martin Corporation
--------------------------------------------------------------------------------

                                                                                       December 31,
(In millions)                                                                     2001              2000
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                     $   912           $ 1,505
  Receivables                                                                     4,049             3,986
  Inventories                                                                     3,140             3,805
  Deferred income taxes                                                           1,566             1,213
  Assets of businesses held for sale                                                638             2,332
  Other current assets                                                              473               498
----------------------------------------------------------------------------------------------------------
    Total current assets                                                         10,778            13,339
----------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                2,991             2,941
Investments in equity securities                                                  1,884             2,433
Intangible assets related to contracts and programs acquired                        939             1,073
Goodwill                                                                          7,371             7,479
Prepaid pension cost                                                              2,081             1,794
Other assets                                                                      1,610             1,367
----------------------------------------------------------------------------------------------------------
                                                                                $27,654           $30,426
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:

  Accounts payable                                                              $ 1,419           $ 1,106
  Customer advances and amounts in excess of costs incurred                       5,002             4,697
  Salaries, benefits and payroll taxes                                            1,100               978
  Income taxes                                                                       63               519
  Current maturities of long-term debt                                               89               882
  Liabilities of businesses held for sale                                           387               467
  Other current liabilities                                                       1,629             1,653
--------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     9,689            10,302

Long-term debt                                                                    7,422             9,065
Post-retirement benefit liabilities                                               1,565             1,647
Deferred income taxes                                                               992               790
Other liabilities                                                                 1,543             1,462

Stockholders' equity:
  Common stock, $1 par value per share                                              441               431
  Additional paid-in capital                                                      2,142             1,789
  Retained earnings                                                               3,961             5,199
  Unearned ESOP shares                                                              (84)             (115)
  Accumulated other comprehensive loss                                              (17)             (144)
----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                    6,443             7,160
----------------------------------------------------------------------------------------------------------
                                                                                $27,654           $30,426
----------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                                         Page 53

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          Lockheed Martin Corporation
--------------------------------------------------------------------------------


                                                                                    Accumulated
                                                 Additional             Unearned       Other          Total
                                       Common     Paid-In    Retained     ESOP     Comprehensive  Stockholders'   Comprehensive
(In millions, except per share data)    Stock     Capital    Earnings    Shares        Loss          Equity       Income (Loss)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          $   393       $  70     $ 5,864    $  (182)      $    (8)      $  6,137

Net earnings                               --          --         382         --            --            382        $    382
Common stock dividends declared
 ($0.88 per share)                         --          --        (345)        --            --           (345)             --
Stock awards and options,
 and ESOP activity                          5         152          --         32            --            189              --
Other comprehensive loss                   --          --          --         --            (2)            (2)             (2)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              398         222       5,901       (150)          (10)         6,361        $    380

Net loss                                   --          --        (519)        --            --           (519)       $   (519)
Common stock dividends declared
 ($0.44 per share)                         --          --        (183)        --            --           (183)             --
Stock awards and options
 and ESOP activity                          6         177          --         35            --            218              --
Stock issued in COMSAT Merger              27       1,319          --         --            --          1,346              --
COMSAT stock options assumed               --          71          --         --            --             71              --
Other comprehensive loss:
  Net unrealized loss from
   available-for-sale investments          --          --          --         --          (129)          (129)           (129)
  Other                                    --          --          --         --            (5)            (5)             (5)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              431       1,789       5,199       (115)         (144)         7,160       $    (653)

Net loss                                   --          --      (1,046)        --            --         (1,046)      $  (1,046)
Common stock dividends declared
 ($0.44 per share)                         --          --        (192)        --            --           (192)             --
Stock awards and options,
 and ESOP activity                         10         353          --         31            --            394              --
Other comprehensive income (loss):
  Net unrealized gain from
   available-for-sale investments          --          --          --         --            23             23              23
  Loral Space reclassification             --          --          --         --           151            151             151
   adjustment
  Minimum pension liability                --          --          --         --           (33)           (33)            (33)
  Other                                    --          --          --         --           (14)           (14)            (14)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          $   441    $  2,142     $ 3,961     $  (84)     $    (17)      $  6,443       $    (919)
-------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Lockheed Martin Corporation
                               December 31, 2001
--------------------------------------------------------------------------------

Note 1--Significant Accounting Policies

Organization--Lockheed Martin Corporation (Lockheed Martin or the Corporation) is engaged in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. Its products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems. The Corporation serves customers in both domestic and international defense and commercial markets, with its principal customers being agencies of the U.S. Government.

Basis of consolidation and use of estimates--The consolidated financial statements include the accounts of wholly-owned subsidiaries and majority-owned entities which the Corporation controls. Intercompany balances and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Classifications--Receivables and inventories are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets. Certain amounts for prior years have been reclassified to conform with the 2001 presentation.

Cash and cash equivalents--Cash equivalents are generally composed of highly liquid instruments with maturities of three months or less when purchased. Due to the short maturity of these instruments, carrying value on the Corporation's consolidated balance sheet approximates fair value.

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

Investments in equity securities--Investments in equity securities include the Corporation's ownership interests in affiliated companies accounted for under the equity method of accounting. Under this method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investees, the Corporation's share of the earnings or losses of the affiliated companies is included in other income and expenses. The Corporation recognizes currently gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees. These gains or losses are also included in other income and expenses. Investments in equity securities also include the Corporation's ownership interests in companies in which its investment represents less than 20 percent. If classified as available for sale, these investments are accounted for at fair value, with unrealized gains and losses recorded in other comprehensive income, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Otherwise, these investments are generally accounted for under the cost method of accounting.

Goodwill and other intangible assets--Intangible assets related to contracts and programs acquired are amortized over the estimated periods of benefit (15 years or less) and are displayed in the consolidated balance sheet net of accumulated amortization of $1,239 million and $1,085 million at December 31, 2001 and 2000, respectively. In periods prior to the adoption of SFAS No. 142 (see discussion under the caption "New accounting pronouncements" in this Note), goodwill was amortized ratably over appropriate periods, generally 30 to 40 years; however, beginning January 1, 2002, goodwill will no longer be amortized. Goodwill is displayed on the consolidated balance sheet net of accumulated amortization of $1,380 million and $1,160 million at December 31, 2001 and 2000, respectively. Under SFAS No. 142, goodwill will be evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

Customer advances and amounts in excess of costs incurred-- The Corporation receives advances and progress payments from customers in excess of costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances and progress payments, other than those reflected as an offset to accounts receivable or inventories as discussed above, are classified as current liabilities.

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

     When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in earnings in the current period. Anticipated losses on contracts are charged to earnings when identified.

Research and development and similar costs--Corporation-sponsored research and development costs primarily include independent research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, these costs are generally included as part of the general and administrative costs that are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

which a customer shares in product development costs, the Corporation's portion of such unreimbursed costs is expensed as incurred. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Impairment of certain long-lived assets--Generally, the carrying values of long-lived assets other than goodwill are reviewed for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

Derivative financial instruments--The Corporation sometimes uses derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. Effective January 1, 2001, the Corporation began to account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effect of adopting SFAS No. 133 was not material to the Corporation's consolidated results of operations, cash flows or financial position. Under SFAS No. 133, all derivatives are recorded as either assets or liabilities in the consolidated balance sheet, and periodically adjusted to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings.

     Interest rate swap agreements are designated as effective hedges of the fair value of certain existing fixed rate debt instruments. Forward currency exchange contracts are designated as qualifying hedges of cash flows associated with firm commitments or specific anticipated transactions. At December 31, 2001, the fair values of interest rate swap agreements and forward currency exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

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

Comprehensive income--Comprehensive income (loss) for the Corporation consists primarily of net earnings (loss), after-tax foreign currency translation adjustments, after-tax unrealized gains and losses related to hedging activities and available-for-sale securities, and the after-tax impact of additional minimum pension liabilities. Income taxes related to components of other comprehensive income are generally recorded based on an effective tax rate of 39 percent. At December 31, 2001, 2000 and 1999, the accumulated balances of other comprehensive income related to foreign currency translation adjustments were not material and, at December 31, 2001, the accumulated balance related to net unrealized gains and losses from hedging activities was not material. For the year ended December 31, 2001, other comprehensive income included a net unrealized gain of $23 million primarily related to the Corporation's investments in Loral Space & Communications, Ltd. (Loral Space) and New Skies Satellites, N.V. (New Skies), a reclassification adjustment of $151 million related to the realization of the loss in value of its investment in Loral Space in the third quarter of 2001, and an additional minimum pension liability of $33 million related to certain of the Corporation's defined benefit pension plans. Other comprehensive loss in 2000 consisted primarily of a $129 million unrealized loss related to the decline in value of the Corporation's investment in Loral Space.

New accounting pronouncements--The Corporation adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," as of January 1, 2002. Among

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

other things, the Statement prohibits the amortization of goodwill and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Statement also requires completion of the initial step of a transitional impairment test within six months of the adoption of SFAS No. 142 and, if applicable, completion of the final step of the impairment test by the end of the fiscal year of adoption. In connection with the impairment provisions of the new rules, the Corporation has completed the initial step of the goodwill impairment test and has concluded that no adjustment to the balance of goodwill at the date of adoption is required. In addition, the Corporation reassessed the estimated remaining useful lives of other intangible assets as part of its adoption of the Statement. As a result of that review, the estimated useful life of the intangible asset related to the F-16 fighter aircraft program has been extended. This change is expected to decrease annual amortization expense associated with that intangible asset by approximately $30 million on a pretax basis. If the Statement had been adopted at the beginning of 2001, the extension of the estimated useful life of that intangible asset and the absence of goodwill amortization would have increased earnings from continuing operations before extraordinary item by approximately $240 million ($0.55 per diluted share).

     The Corporation elected to early adopt, effective January 1, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new Statement supercedes previous accounting guidance related to impairment of long-lived assets and provides a single accounting methodology for the disposal of long-lived assets, and also supercedes previous guidance with respect to reporting the effects of the disposal of a business. In connection with the Corporation's decision to exit its global telecommunications services business and divest certain of the related business units (see "Note 2--Exit From the Global Telecommunications Services Business"), the results of operations and cash flows of certain businesses identified as held for sale, as well as the impairment and other charges related to the decision to exit these businesses, are classified as discontinued operations in the Corporation's consolidated financial statements for all periods presented, and are excluded from business segment information. Similarly, the assets and liabilities of these businesses are separately identified in the consolidated financial statements as being held for sale.

     The results of operations and related gains or losses associated with businesses divested prior to the effective date of the Corporation's adoption of SFAS No. 144, including the divestitures of the Corporation's Aerospace Electronics Systems (AES) businesses and Lockheed Martin Control Systems in 2000, have not been reclassified to discontinued operations in accordance with the Statement.

     Effective January 1, 1999, the Corporation adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be expensed and reported as a cumulative effect of a change in accounting principle, and further requires that such costs subsequent to adoption be expensed as incurred. The adoption of SOP No. 98-5 resulted in the recognition of a cumulative effect adjustment which reduced net earnings for the year ended December 31, 1999 by $355 million ($0.93 per diluted share). The cumulative effect adjustment was recorded net of income tax benefits of $227 million, and was primarily composed of approximately $560 million of costs previously included in inventories.

Note 2--Exit From the Global Telecommunications Services Business

     On December 7, 2001, the Corporation announced that it would exit its global telecommunications services business as a result of continuing overcapacity in the telecommunications industry and deteriorating business and economic conditions in Latin America. In connection with its decision, the Corporation reassigned certain of the businesses in the Global Telecommunications segment to other business segments, plans to sell the remaining operations, has positioned the remaining investments for monetization, and is eliminating the administrative infrastructure supporting such businesses and investments. Separately, the Corporation decided not to provide further funding to Astrolink International, LLC (Astrolink) and, due primarily to Astrolink's inability to obtain additional funding from other sources, wrote off its investment in Astrolink (see "Note 9--Investments" for a discussion of the write-off of

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Astrolink). As a result of these actions, the Global Telecommunications segment will no longer be reported as a separate business segment.

     The Corporation recognized nonrecurring and unusual charges, net of state income tax benefits, totaling approximately $2.0 billion in the fourth quarter of 2001 related to these actions. The charges decreased net earnings by approximately $1.7 billion ($3.98 per diluted share).

     The Global Telecommunications segment businesses retained by the Corporation have been realigned as follows:

o The Systems & Technology line of business and the COMSAT General telecommunications business unit has been realigned within the Space Systems segment.

o Enterprise Solutions-U.S., a commercial information technology business, has been realigned within the Technology Services segment.

     The Global Telecommunications segment equity investments positioned for monetization include Intelsat, Ltd. (Intelsat), Inmarsat Ventures plc (Inmarsat), New Skies, ACeS International, Ltd. (ACeS), Americom Asia-Pacific, LLC and Astrolink. These investments are now reported as part of the Corporate and Other segment.

     Following is a discussion which describes the components of the $2.0 billion in charges based on their classification in the Corporation's consolidated financial statements.

Discontinued Operations

     The $2.0 billion in charges recorded in the fourth quarter of 2001 included charges, net of state income tax benefits, of approximately $1.4 billion related to certain global telecommunications services businesses held for sale and exit costs associated with elimination of the administrative infrastructure supporting the global telecommunications businesses and investments. These charges, which reduced net earnings for 2001 by $1.3 billion ($3.09 per diluted share), are included in discontinued operations in the Corporation's statement of operations in accordance with SFAS No. 144. In addition, the results of operations of these businesses have been classified as discontinued operations in the Corporation's consolidated statements of operations for all periods presented, and excluded from business segment information. Similarly, the assets and liabilities of these businesses have been separately identified in the consolidated balance sheet as being held for sale. The Corporation expects to complete the sale of these businesses by the end of 2002. Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with SFAS No. 144. These businesses are recorded at estimated fair value less cost to sell at December 31, 2001. Changes in the estimated fair value will be recorded in future periods as determined. The businesses held for sale are as follows:

o Satellite Services businesses--includes COMSAT Mobile Communications, COMSAT World Systems and Lockheed Martin Intersputnik. In the first quarter of 2002, the Corporation completed the sale of COMSAT Mobile Communications. The transaction is not expected to have a material impact on the Corporation's consolidated results of operations.

o COMSAT-International (formerly Enterprise Solutions-International)--provides telecommunications network services in Latin America, primarily Argentina and Brazil.

     Of the $1.4 billion of charges included in discontinued operations, approximately $1.2 billion related to impairment of goodwill recorded in the Global Telecommunications segment. The goodwill was recorded in connection with the Corporation's acquisition of COMSAT as discussed in "Note 3--Acquisitions and Other Divestiture Activities." The write-down of the goodwill was based on the relationship of its carrying value to the Corporation's estimated realizable value. Approximately $170 million of the $1.4 billion related to impairment of certain long-lived assets employed by foreign businesses held for sale, primarily COMSAT-International. The remainder of the charges included in discontinued operations are related to costs associated with infrastructure reductions, including severance and facilities.

     In addition, the Corporation completed the sale of Lockheed Martin IMS Corporation (IMS), a wholly-owned subsidiary, for $825 million in cash on August 24, 2001. The transaction resulted in a gain, net of state income taxes, of $476 million and increased net earnings by $309 million ($0.71 per diluted share). The results of IMS' operations for all periods presented, as well as the gain on the sale, have been reclassified to discontinued operations in accordance with SFAS No. 144. IMS' assets and liabilities as of December 31, 2000 have been reclassified as held for sale.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows:

                                             Year ended December 31,
(In millions)                              2001        2000        1999
------------------------------------------------------------------------
Net sales                               $    803     $   788     $   531
(Loss) earnings before income taxes:
  Results of operations of
   discontinued businesses              $    (52)    $   (46)    $    12
  Charges related to discontinued
   businesses, net of IMS gain              (970)         --          --
------------------------------------------------------------------------
                                        $ (1,022)    $   (46)    $    12
-------------------------------------------------------------------------

     The major classes of assets and liabilities of the discontinued businesses classified as held for sale and included in the consolidated balance sheet were as follows:

                                                   December 31,
(In millions)                                    2001        2000
-----------------------------------------------------------------
Assets
Receivables                                    $  81      $   210
Deferred income taxes                            149           91
Property, plant and equipment                    277          504
Goodwill                                          84        1,376
Other assets                                      47          151
-----------------------------------------------------------------
                                              $  638      $ 2,332
-----------------------------------------------------------------
Liabilities
Accounts payable                              $   28      $    78
Customer advances                                 75           82
Other liabilities                                284          307
-----------------------------------------------------------------
                                              $  387      $   467

Other Charges Related to Global Telecommunications

     The charges recorded in the fourth quarter also included nonrecurring and unusual charges, net of state income tax benefits, of approximately $132 million related to commitments to and impairment in the values of investments in satellite joint ventures, primarily ACeS and Americom Asia-Pacific, LLC. In addition, approximately $43 million was recorded for severance and facilities costs, and impairment of certain fixed assets, associated with the business units that have been realigned. On a combined basis, these nonrecurring and unusual charges reduced net earnings for 2001 by $117 million ($0.27 per diluted share).

Note 3--Acquisitions and Other Divestiture Activities

Business Combination with COMSAT Corporation

     In September 1998, the Corporation and COMSAT Corporation (COMSAT) announced that they had entered into an Agreement and Plan of Merger to combine the companies in a two-phase transaction. The Corporation completed a cash tender offer for 49 percent of the outstanding stock of COMSAT on September 18, 1999. The total value of this phase of the transaction was $1.2 billion. The Corporation accounted for its 49 percent investment in COMSAT under the equity method of accounting.

     On August 3, 2000, the second phase of the transaction was completed. The total amount recorded related to this phase of the transaction was approximately $1.3 billion based on the Corporation's issuance of approximately 27.5 million shares of its common stock at a price of $49 per share. This price per share represents the average of the price of Lockheed Martin's common stock a few days before and after the announcement of the transaction in September 1998.

     The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin's assumption of COMSAT stock options, was approximately $2.6 billion, net of $76 million in cash balances acquired. The COMSAT transaction was accounted for using the purchase method of accounting, under which the purchase price was allocated to assets acquired and liabilities assumed based on their fair values. Included in these allocations were adjustments totaling approximately $2.1 billion to record investments in equity securities at fair value and goodwill.

     The Corporation consolidated the operations of COMSAT with the results of operations of Lockheed Martin Global Telecommunications, Inc. (LMGT), a wholly-owned subsidiary of the Corporation, from August 1, 2000.

Divestiture Activities

     In November 2000, the Corporation sold its Aerospace Electronics Systems
(AES) businesses for $1.67 billion in cash (the AES Transaction). The Corporation recorded a nonrecurring and unusual loss of $598 million related to the AES Transaction which is included in other income and expenses. The loss reduced net earnings for 2000 by $878 million ($2.18 per diluted share).

     In September 2000, the Corporation sold Lockheed Martin Control Systems (Control Systems) for $510 million in cash. This transaction resulted in the recognition of a nonrecurring and unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain increased net earnings for 2000 by $180 million ($0.45 per diluted share).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Also in September 2000, the Corporation sold approximately one-third of its interest in Inmarsat for $164 million. The investment in Inmarsat was acquired as part of the merger with COMSAT. As a result of the transaction, the Corporation's interest in Inmarsat was reduced from approximately 22% to 14%. The sale of shares in Inmarsat did not impact the Corporation's results of operations for 2000.

     In March 1997, the Corporation repositioned 10 of its non-core business units as a new independent company, L-3 Communications Holdings, Inc. (L-3). In 1999, the Corporation sold its remaining interest in L-3 in two separate transactions. On a combined basis, these transactions resulted in a nonrecurring and unusual gain, net of state income taxes, of $155 million which increased net earnings by $101 million ($0.26 per diluted share).

     In September 1999, the Corporation sold its interest in Airport Group International Holdings, LLC which resulted in a nonrecurring and unusual gain, net of state income taxes, of $33 million in other income and expenses. In October 1999, the Corporation exited its commercial 3D graphics business through consummation of a series of transactions which resulted in the sale of its interest in Real 3D, Inc., a majority-owned subsidiary, and a nonrecurring and unusual gain, net of state income taxes, of $33 million in other income and expenses. On a combined basis, these transactions increased net earnings by $43 million ($0.11 per diluted share).

Note 4--Restructuring and Other Charges

     In the fourth quarter of 1998, the Corporation recorded a nonrecurring and unusual pretax charge, net of state income tax benefits, of $233 million related to actions surrounding the decision to fund a timely non-bankruptcy shutdown of the business of CalComp Technology, Inc. (CalComp), a majority-owned subsidiary. The financial impacts of actions taken in 1999 to shut down the business were less than anticipated in the Corporation's plans and estimates and, in the fourth quarter of 1999, the Corporation reversed approximately 10 percent of the original charge recorded in 1998. Based on management's assessment of the remaining actions to be taken as of December 31, 2000 to complete initiatives contemplated in the Corporation's original plans and estimates, the Corporation reversed approximately $33 million of the original charge, which increased net earnings for 2000 by $21 million ($0.05 per diluted share). As of December 31, 2001, the Corporation had substantially completed the shutdown of CalComp's operations and related initiatives.

     Under existing U.S. Government regulations, certain costs incurred for consolidation actions that can be demonstrated to result in savings in excess of the cost to implement can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of the Corporation's products and services. Included in the consolidated balance sheet at December 31, 2001 is approximately $260 million of deferred costs related to various consolidation actions.

Note 5--Earnings Per Share

     Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with SFAS No. 128, "Earnings Per Share," the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from continuing operations (i.e., before discontinued operations, extraordinary items and cumulative effects of changes in accounting), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     The following table sets forth the computations of basic and diluted earnings (loss) per share:

(In millions, except per share data)      2001         2000       1999
--------------------------------------------------------------------------
Net earnings (loss):

Earnings (loss) from continuing
 operations before extraordinary
 items and cumulative effect of
 change in accounting                   $     79      $ (382)    $   729
Discontinued operations:
 Results of operations from
  discontinued businesses                    (62)        (42)          8
 Charges related to discontinued
  businesses, net of IMS gain             (1,027)         --          --
Extraordinary loss on early
 extinguishments of debt                     (36)        (95)         --
Cumulative effect of
 change in accounting                         --          --        (355)
-------------------------------------------------------------------------
Net (loss) earnings for basic
 and diluted computations                $(1,046)     $ (519)    $   382
=========================================================================
Average common shares outstanding:
Average number of common shares
 outstanding for basic computations        427.4       400.8       382.3
Dilutive stock options--based
 on the treasury stock method                5.1          -- (a)     1.8
-------------------------------------------------------------------------
Average number of common shares
 outstanding for diluted computations      432.5       400.8 (a)   384.1
=========================================================================
Earnings (loss) per share:
Basic:
From continuing operations before
  extraordinary items and cumulative
  effect of change in accounting         $  0.18      $(0.95)    $  1.91
Discontinued operations:
 Results of operations from
  discontinued businesses                  (0.15)      (0.10)       0.02
 Charges related to discontinued
  businesses, net of IMS gain              (2.40)         --          --
Extraordinary loss on early
 extinguishments of debt                   (0.08)      (0.24)         --
Cumulative effect of
 change in accounting                         --          --       (0.93)
-------------------------------------------------------------------------
                                         $ (2.45)     $(1.29)    $  1.00

Diluted:
From continuing operations before
  extraordinary items and cumulative
  effect of change in accounting         $  0.18      $(0.95)    $  1.90
Discontinued operations:
 Results of operations from
  discontinued businesses                  (0.14)      (0.10)       0.02
 Charges related to discontinued
  businesses, net of IMS gain              (2.38)         --          --
Extraordinary loss on early
 extinguishments of debt                   (0.08)      (0.24)         --
Cumulative effect of
 change in accounting                         --          --       (0.93)
-------------------------------------------------------------------------
                                         $ (2.42)     $(1.29)    $  0.99
=========================================================================
(a) The average number of common shares used in the calculation of the diluted loss per share for 2000 has not been adjusted for the effects of 2.3 million dilutive stock options.


Note 6--Receivables

(In millions)                                 2001       2000
-----------------------------------------------------------------
U.S. Government:
  Amounts billed                             $ 1,107     $ 1,126
  Unbilled costs and accrued profits           2,423       2,278
  Less customer advances
   and progress payments                        (551)       (457)
Commercial and foreign governments:
  Amounts billed                                 583         608
  Unbilled costs and accrued profits             502         600
  Less customer advances and
   progress payments                             (15)       (169)
 ----------------------------------------------------------------
                                             $ 4,049     $ 3,986
 ================================================================

     Approximately $178 million of the December 31, 2001 unbilled costs and accrued profits are not expected to be recovered within one year.

Note 7--Inventories

(In millions)                                   2001       2000
=================================================================
Work in process, commercial
 launch vehicles                             $ 1,205     $ 1,175
Work in process, primarily related
 to other long-term contracts and
 programs in progress                          4,279       3,816
Less customer advances and
 progress payments                            (2,931)     (1,864)
-----------------------------------------------------------------
                                               2,553       3,127
Other inventories                                587         678
-----------------------------------------------------------------
                                             $ 3,140     $ 3,805
=================================================================

     Work in process inventories at December 31, 2001 and 2000 related to commercial launch vehicles include costs for launch vehicles, both under contract and not under contract, including approximately $135 million and $100 million, respectively, of unamortized deferred costs for launch vehicles not under contract related to the commercial Atlas and the Evolved Expendable Launch Vehicle (Atlas V) programs. At December 31, 2001 and 2000, commercial launch vehicle inventories included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $730 million and $657 million, respectively, for the manufacture of launch vehicles and related launch services.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Work in process inventories at December 31, 2001 and 2000 related to other long-term contracts and programs in progress included approximately $45 million and $50 million, respectively, of unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program.

     Approximately $1.3 billion of costs included in 2001 inventories, including approximately $522 million advanced to Russian manufacturers, are not expected to be recovered within one year.

     An analysis of general and administrative costs, including research and development costs, included in work in process inventories follows:

(In millions)                          2001         2000        1999
----------------------------------------------------------------------
Beginning of year                   $     393     $    482    $    669
Incurred during the year                1,818        1,941       2,348
Charged to cost of
  sales during the year:
   Research and development              (607)        (647)       (822)
   Other general
     and administrative                (1,224)      (1,383)     (1,713)
----------------------------------------------------------------------
End of year                         $     380     $    393    $    482
----------------------------------------------------------------------

     In addition, included in cost of sales in 2001, 2000 and 1999 were general and administrative costs, including research and development costs, of approximately $679 million, $632 million and $466 million, respectively, related to commercial programs and activities.

Note 8--Property, Plant and Equipment

(In millions)                                 2001       2000
---------------------------------------------------------------
Land                                       $     95    $    170
Buildings                                     3,117       2,884
Machinery and equipment                       4,830       4,823
---------------------------------------------------------------
                                              8,042       7,877
Less accumulated depreciation
and amortization                             (5,051)     (4,936)
---------------------------------------------------------------
                                           $  2,991    $  2,941
---------------------------------------------------------------


Note 9--Investments in Equity Securities

(In millions)                                 2001       2000
---------------------------------------------------------------
Equity method investments:
  Intelsat, Ltd.                           $  1,206    $  1,201
  Satellite ventures                             47         503
  Other                                          89          79
---------------------------------------------------------------
                                              1,342       1,783
Cost method investments:
  Inmarsat Ventures plc                         270         270
  Loral Space & Communications, Ltd.            137         146
  New Skies Satellites, N.V.                    117         188
  Other                                          18          46
---------------------------------------------------------------
                                                542         650
---------------------------------------------------------------
                                           $  1,884    $  2,433
---------------------------------------------------------------

     Satellite ventures includes the Corporation's investments in Space Imaging, LLC, Astrolink, Americom Asia-Pacific and ACeS. The carrying values of the Corporation's investments in Loral Space and New Skies are marked-to-market.

     The carrying value of the Corporation's 24 percent investment in Intelsat, which was acquired in connection with the merger with COMSAT, exceeded the Corporation's share of Intelsat's net assets by approximately $700 million as a result of purchase accounting adjustments to record the investment at fair value. Prior to the adoption of SFAS No. 142, this amount was being amortized ratably over 30 years; however, as discussed in "Note 1--Significant Accounting Policies," this amount will no longer be amortized beginning January 1, 2002.

     The Corporation completed funding of its $400 million investment commitment to Astrolink, a joint venture in which the Corporation holds a 31 percent interest, in 2001. Astrolink had received a total of $1.3 billion in equity funding from its partners which, in addition to the Corporation, include Liberty Media, TRW and Telespazio. The Astrolink business plan contemplated obtaining further funding from a combination of strategic equity, public equity and debt funding sources.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     In October 2001, the Corporation made the decision and so advised Astrolink that it did not plan to make any additional investment in the joint venture. In addition to its equity investment, Lockheed Martin's Space Systems segment had contracts with Astrolink to manufacture four satellites and provide related launch services, and LMGT had contracts to perform system development and other services. Those contracts were terminated due to Astrolink's funding considerations. In the fourth quarter of 2001, the Corporation recognized a nonrecurring and unusual charge, net of state income tax benefits, of approximately $367 million in other income and expenses which reflects the other than temporary decline in value of its investment in Astrolink based on the above circumstances. In addition, approximately $20 million of charges were recorded in cost of sales for certain other costs related to Astrolink. On a combined basis, these charges reduced net earnings for the year ended December 31, 2001 by approximately $267 million ($0.62 per diluted share).

     In the third quarter of 2001, the Corporation recorded a nonrecurring and unusual charge, net of state income tax benefits, of $361 million in other income and expenses related to its investment in Loral Space. The charge, which was recorded due to a decline in the value of the Corporation's investment, reduced net earnings by $235 million ($0.54 per diluted share). The decline in value of the investment was assessed to be other than temporary due to the downward trend in the market price of Loral Space stock and the potential impact of underlying market and industry conditions on Loral Space's ability to execute its current business plans.

     In the first quarter of 2001, the Corporation recorded a nonrecurring and unusual charge, net of state income tax benefits, of $100 million in other income and expenses related to impairment of its investment in Americom Asia-Pacific, LLC, a joint venture in which the Corporation holds a 50 percent interest. The charge reduced net earnings for the year ended December 31, 2001 by $65 million ($0.15 per diluted share). The satellite operated by Americom Asia-Pacific, which serves Southeast Asia, was placed in commercial operation late in the fourth quarter of 2000. The decline in value of the investment was assessed to be other than temporary as a result of lower transponder pricing, lower than expected demand and overall market conditions. The remaining value of the investment was written off in the fourth quarter of 2001 in connection with the Corporation's decision to exit the global telecommunications services business.

     In the fourth quarter of 2000, the Corporation recorded a nonrecurring and unusual charge, net of state income tax benefits, of $117 million related to impairment of its investment in ACeS due to an other than temporary decline in the value of the investment. ACeS is a joint venture in which the Corporation holds a 33 percent interest at December 31, 2001. ACeS operates the Asian Cellular Satellite System, a geostationary mobile satellite system serving Southeast Asia which was placed in commercial operation in the fourth quarter of 2000. The spacecraft experienced an anomaly that may reduce the overall capacity of the system by about 30 to 35 percent. The decline in the value of the investment was assessed to be other than temporary as a result of the reduced business prospects due to this anomaly as well as overall market conditions. The adjustment reduced net earnings by $77 million ($0.19 per share).

Note 10--Debt

     The Corporation's long-term debt is primarily in the form of publicly-issued, fixed-rate notes and debentures, summarized as follows:

Type (Maturity Dates)
(In millions, except               Range of
interest rate data)             Interest Rates     2001        2000
--------------------------------------------------------------------
Notes (2002-2022)                  6.5-9.0%     $  3,114    $  5,202
Debentures (2011-2036)             7.0-9.1%        4,198       4,312
Monthly Income
  Preferred Securities             8.125%            --          200
ESOP obligations (2002-2004)        8.4%            132          177
Other obligations (2002-2016)     1.0-13.1%          67           56
--------------------------------------------------------------------
                                                  7,511        9,947
Less current maturities                             (89)        (882)
--------------------------------------------------------------------
                                                $ 7,422     $  9,065
--------------------------------------------------------------------

     In September 2001, the Corporation redeemed approximately $117 million of 7% debentures ($175 million at face value) due in 2011 which were originally sold at approximately 54 percent of their principal amount. The debentures were redeemed at face value, resulting in an extraordinary loss on early extinguishment of debt, net of $22 million in income tax benefits, of $36 million ($0.08 per diluted share).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     In July 2001, COMSAT, a wholly-owned subsidiary of the Corporation, redeemed $200 million in principal amount of the 8.125% Cumulative Monthly Income Preferred Securities (MIPS) previously issued by a wholly-owned subsidiary of COMSAT. The MIPS were redeemed at par value of $25 per share plus accrued and unpaid dividends to the redemption date. The redemption did not result in an extraordinary gain or loss on the early extinguishment of debt.

     Also in 2001, the Corporation repaid approximately $1.26 billion of notes outstanding which had been issued to a wholly-owned subsidiary of General Electric Company. The notes would have been due November 17, 2002. The early repayment of the notes did not result in an extraordinary gain or loss on the early extinguishment of debt.

     In December 2000, the Corporation purchased approximately $1.9 billion in principal amount of debt securities included in tender offers for six issues of notes and debentures. The repurchase of the debt securities resulted in an extraordinary loss on early extinguishment of debt, net of $61 million in income tax benefits, of $95 million.

     In the fourth quarter of 2001, the Corporation entered into interest rate swaps to swap fixed interest rates on approximately $670 million of its long-term debt for variable interest rates based on LIBOR. At December 31, 2001, the fair values of interest rate swap agreements outstanding, as well as the amounts of gains and losses recorded during the year, were not material.

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

     At the end of 2001, the Corporation had in place a $1.0 billion 1-year revolving credit facility and a $1.5 billion 5-year revolving credit facility (the Credit Facilities). Borrowings under the Credit Facilities would be unsecured and bear interest at rates based, at the Corporation's option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank's obligation to make loans under the Credit Facilities is subject to, among other things, compliance by the Corporation with various representations, warranties and covenants, including, but not limited to, covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber their assets and a covenant not to exceed a maximum leverage ratio. No borrowings were outstanding under the Credit Facilities at December 31, 2001.

     The Corporation's long-term debt maturities for the five years following December 31, 2001 are: $89 million in 2002; $780 million in 2003; $142 million in 2004; $15 million in 2005; $780 million in 2006; and $5,705 million thereafter.

     Certain of the Corporation's other financing agreements contain restrictive covenants relating to debt, limitations on encumbrances and sale and lease-back transactions, and provisions which relate to certain changes in control.

     The estimated fair values of the Corporation's long-term debt instruments at December 31, 2001, aggregated approximately $8.2 billion, compared with a carrying amount of approximately $7.5 billion. The fair values were estimated based on quoted market prices for those instruments publicly traded. For privately placed debt, the fair values were estimated based on the quoted market prices for similar issues, or on current rates offered to the Corporation for debt with similar remaining maturities. Unless otherwise indicated elsewhere in the Notes to Consolidated Financial Statements, the carrying values of the Corporation's other financial instruments approximate their fair values.

     In June 2000, the Corporation was notified that Globalstar, L.P. (Globalstar) failed to repay borrowings of $250 million under a revolving credit agreement on which Lockheed Martin was a partial guarantor. In connection with its contractual obligation under the guarantee, on June 30, 2000, the Corporation paid $207 million to the lending institutions from which Globalstar had borrowed, which included applicable interest and fees. On that same date, Loral Space, under a separate indemnification agreement between the Corporation and Loral Space, paid Lockheed Martin $57 million. The Corporation is entitled to repayment by Globalstar of the remaining $150 million paid under the guarantee, but has not as yet reached agreement with respect to the form and timing of such repayment. In light of the uncertainty of the situation regarding the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

amounts due from Globalstar, the Corporation recorded a nonrecurring and unusual charge in the second quarter of 2000, net of state income tax benefits, of approximately $141 million in other income and expenses. The charge reduced net earnings for 2000 by $91 million ($0.23 per diluted share). On February 15, 2002, Globalstar and certain of its affiliates filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

     Interest payments were $707 million in 2001, $947 million in 2000 and $790 million in 1999.

Note 11--Income Taxes

     The provision for federal and foreign income taxes attributable to continuing operations consisted of the following components:

(In millions)                         2001    2000     1999
-----------------------------------------------------------
Federal income taxes:
  Current                            $ 189   $ 779    $126
  Deferred                            (118)    (96)    299
-----------------------------------------------------------
    Total federal income taxes          71     683     425
Foreign income taxes                    38      31      34
-----------------------------------------------------------
    Total income taxes provided      $ 109   $ 714    $459
-----------------------------------------------------------

     Net provisions for state income taxes are included in general and administrative expenses, which are primarily allocable to government contracts. The net state income tax benefit for 2001 was $8 million, and net state income tax expense was $100 million for 2000 and $22 million for 1999.

     The Corporation's effective income tax rate attributable to continuing operations varied from the statutory federal income tax rate because of the following differences:

                                                2001      2000      1999
-------------------------------------------------------------------------
Statutory federal tax rate                      35.0%     35.0%     35.0%
Increase (reduction) in tax rate from:
  Nondeductible amortization                    33.2      23.3       7.7
  Revisions to prior years'
    estimated liabilities                      (10.8)      3.8      (6.1)
  Divestitures                                    --     152.0        --
  Other, net                                     0.6       1.0       2.0
-------------------------------------------------------------------------
                                                58.0%    215.1%     38.6%
-------------------------------------------------------------------------

     The primary components of the Corporation's federal deferred income tax assets and liabilities were as follows:

(In millions)                                 2001       2000
--------------------------------------------------------------
Deferred tax assets related to:
  Accumulated post-retirement
    benefit obligations                      $  534     $  563
  Contract accounting methods                   459        393
  Accrued compensation and benefits             286        246
  Other                                         326        196
--------------------------------------------------------------
                                              1,605      1,398
Deferred tax liabilities related to:
  Intangible assets                             378        409
  Prepaid pension asset                         637        535
  Property, plant and equipment                  16         31
--------------------------------------------------------------
                                              1,031        975
--------------------------------------------------------------
  Net deferred tax assets                    $  574     $  423
--------------------------------------------------------------

     Federal and foreign income tax payments, net of refunds received, were $837 million in 2001, $249 million in 2000 and $530 million in 1999. Included in these amounts are tax payments related to the Corporation's divestiture activities. In addition, these amounts include net tax payments (refunds) of $179 million in 2001, $(16) million in 2000 and $44 million in 1999 related to discontinued operations.

Note 12--Other Income and Expenses, Net

(In millions)                                   2001      2000      1999
------------------------------------------------------------------------
Equity in earnings (losses) of
  equity investees, net                        $  68     $  48     $  18
Interest income                                   91        89        33
Gain on sales of surplus real estate             111        28        57
Write-off of investment in Astrolink            (367)       --        --
Write-down of investment in
  Loral Space                                   (361)       --        --
Impairment loss related to
  Americom Asia-Pacific                         (100)       --        --
Other charges related to the exit
  from global telecommunications                 (73)       --        --
Loss related to the AES Transaction               --      (598)       --
Gain on sale of Control Systems                   --       302        --
Charge related to
  Globalstar guarantee                            --      (141)       --
Impairment loss on ACeS                           --      (117)       --
Sale of interest in L-3                           --        --       155
Other portfolio shaping activities
  and other items                                (24)      (20)       81
------------------------------------------------------------------------
                                               $(655)    $(409)     $344
------------------------------------------------------------------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Note 13--Stockholders' Equity and Related Items

Capital stock--At December 31, 2001, the authorized capital of the Corporation was composed of 1.5 billion shares of common stock (approximately 441 million shares issued), 50 million shares of series preferred stock (no shares issued), and 20 million shares of Series A preferred stock (no shares outstanding).

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

     In 2001, 2000 and 1999, a total of 325,000 shares of restricted common stock (25,000, 125,000 and 175,000 shares, respectively) were awarded under the Omnibus Plan to certain senior executives of the Corporation. The shares were recorded based on the market value of the Corporation's common stock on the date of the award. The award requires the recipients to pay the $1 par value of each share of stock and provides for payment to be made in cash or in the form of a recourse note to the Corporation. Recipients are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting. The restricted shares generally vest over four- to five-year periods from the grant date. The impact of these awards was not material to stockholders' equity or compensation expense in 2001, 2000 or 1999.

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

     The Omnibus Plan and the Directors Plan, as well as the number of shares of Lockheed Martin common stock authorized for issuance under these plans, have been approved by the stockholders of the Corporation. At December 31, 2001, the number of shares of Lockheed Martin common stock reserved for issuance under these plans totaled 53 million.

     The following table summarizes stock option and restricted stock activity related to the Corporation's plans during 1999, 2000 and 2001:

                                     Number of Shares                 Weighted
                                      (In thousands)                   Average
                               ------------------------------         Exercise
                                Available for      Options              Price
                                    Grant         Outstanding
-------------------------------------------------------------------------------
December 31, 1998               21,634            23,047              $36.38
Additional shares reserved       1,000                --                  --
Options granted                 (5,466)            5,466               37.04
Options exercised                   --              (656)              19.76
Options terminated                 565              (567)              42.51
Restricted stock awards           (175)               --                  --
--------------------------------------------------------------
December 31, 1999               17,558            27,290               36.78
Options granted                 (8,454)            8,454               19.85
COMSAT options assumed              --             4,263               22.43
Options exercised                   --              (659)              16.15
Options terminated                 755              (766)              33.23
Restricted stock awards           (125)               --                  --
--------------------------------------------------------------
December 31, 2000                9,734            38,582               31.91
Additional shares reserved      16,000                --                  --
Options granted                 (7,016)            7,016               35.06
Options exercised                   --            (7,024)              22.61
Options terminated                 177              (177)              43.27
Restricted stock awards            (25)               --                  --
--------------------------------------------------------------
December 31, 2001               18,870            38,397               34.12
-------------------------------------------------------------------------------

     Approximately 27.1 million, 27.9 million and 19.7 million outstanding options were exercisable by employees at December 31, 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Information regarding options outstanding at December 31, 2001 follows (number of options in thousands):


                                                                Weighted
                                               Weighted          Average
                                               Average          Remaining
Range of                          Number       Exercise        Contractual
Exercise Prices                 of Options      Price             Life
----------------------------------------------------------------------------
Options Outstanding:

Less than $20.00                7,301          $17.95            6.3
$20.00-$29.99                   6,105           25.97            4.6
$30.00-$39.99                  15,581           36.06            7.3
$40.00-$50.00                   4,762           45.57            5.1
Greater than $50.00             4,648           52.08            6.1
                               ------
Total                          38,397           34.12            6.2
----------------------------------------------------------------------------
Options Exercisable:

Less than $20.00                3,895          $17.47
$20.00-$  29.99                 5,285           26.05
$30.00-$  39.99                 8,555           36.87
$40.00-$  50.00                 4,762           45.57
Greater than $50.00             4,648           52.08
                               ------
Total                          27,145           36.11
----------------------------------------------------------------------------

     All stock options granted in 2001, 2000 and 1999 under the Omnibus Plan have 10-year terms and generally vest over a two-year service period. Exercise prices of options awarded in those years were equal to the market price of the stock on the date of grant. Pro forma information regarding net earnings and earnings per share as required by SFAS No. 123 has been prepared as if the Corporation had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of
4.95 percent, 6.61 percent and 4.64 percent; dividend yields of 0.6 percent, 0.8 percent and 2.4 percent; volatility factors related to the expected market price of the Corporation's common stock of .366, .342 and .247; and a weighted average expected option life of five years. The weighted average fair value of each option granted during 2001, 2000 and 1999 was $13.32, $7.62 and $8.53, respectively.

     For purposes of pro forma disclosures, the options' estimated fair values are amortized to expense over the options' vesting periods. The Corporation's pro forma information follows:

(In millions, except per share data)   2001        2000        1999
--------------------------------------------------------------------
Pro forma net (loss) earnings          $(1,095)    $ (550)     $ 351
Pro forma (loss) earnings per share:
Basic                                  $ (2.56)    $(1.37)     $0.92
Diluted                                $ (2.53)    $(1.37)     $0.91
--------------------------------------------------------------------

Note 14--Post-Retirement Benefit Plans

Defined contribution plans--The Corporation maintains a number of defined contribution plans which cover substantially all employees, the most significant of which are the 401(k) plans for salaried employees and hourly employees. Under the provisions of these 401(k) plans, employees' eligible contributions are matched by the Corporation at established rates. The Corporation's matching obligations were $226 million in 2001, $221 million in 2000 and $222 million in 1999.

     The Lockheed Martin Corporation Salaried Savings Plan includes an ESOP which purchased 34.8 million shares of the Corporation's common stock with the proceeds from a $500 million note issue which is guaranteed by the Corporation. The Corporation's match consisted of shares of its common stock, which was partially fulfilled with stock released from the ESOP at approximately 2.4 million shares per year based upon the debt repayment schedule through the year 2004, with the remainder being fulfilled through purchases of common stock from terminating participants or in the open market, or through newly issued shares from the Corporation. Interest incurred on the ESOP debt totaled $13 million, $17 million and $20 million in 2001, 2000 and 1999, respectively. Dividends received by the ESOP with respect to unallocated shares held are used for debt service. The ESOP held approximately 47.8 million issued shares of the Corporation's common stock at December 31, 2001, of which approximately 42.0 million were allocated and 5.8 million were unallocated. The fair value of the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


unallocated ESOP shares at December 31, 2001 was approximately
$270 million. Unallocated common shares held by the ESOP are considered outstanding for voting and other Corporate purposes, but excluded from weighted average outstanding shares in calculating earnings per share. For 2001, 2000 and 1999, the weighted average unallocated ESOP shares excluded in calculating earnings per share totaled approximately 6.7 million, 9.0 million and 11.3 million common shares, respectively.

     Certain plans for hourly employees include non-leveraged ESOPs. The Corporation's match to these plans was made through cash contributions to the ESOP trusts which were used, in part, to purchase common stock from terminating participants and in the open market for allocation to participant accounts. These ESOP trusts held approximately 3.8 million issued and outstanding shares of common stock at December 31, 2001.

     Dividends paid to the salaried and hourly ESOP trusts on the allocated shares are paid annually by the ESOP trusts to the participants based upon the number of shares allocated to each participant.

Defined benefit pension plans, and retiree medical and life insurance plans--Most employees are covered by defined benefit pension plans, and certain health care and life insurance benefits are provided to eligible retirees by the Corporation. The Corporation has made contributions to trusts (including Voluntary Employees' Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans) established to pay future benefits to eligible retirees and dependents. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for 2001, 2000 and 1999 were based on assumptions in effect at the end of the respective preceding years.

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:


                                         Defined            Retiree Medical
                                         Benefit               and Life
                                      Pension Plans         Insurance Plans
                                   -------------------    ---------------------
(In millions)                        2001       2000         2001         2000
-------------------------------------------------------------------------------
Change in Benefit Obligations


Benefit obligations at
  beginning of year               $ 18,524   $ 18,073       $ 2,984     $ 2,706
Service cost                           523        517            41          38
Interest cost                        1,357      1,372           211         198
Benefits paid                       (1,223)    (1,180)         (281)       (232)
Amendments                              38          5            11          36
Divestitures                            (3)      (689)           --         (95)
Actuarial losses                       497        423           115         298
Participants' contributions             --          3            44          35
-------------------------------------------------------------------------------
Benefit obligations
  at end of year                  $ 19,713   $ 18,524       $ 3,125     $ 2,984
===============================================================================
Change in Plan Assets
Fair value of plan assets
  at beginning of year            $ 22,738   $ 25,064       $ 1,098     $ 1,141
Actual return on plan assets        (1,238)      (383)          (70)        (30)
Corporation's contributions              8         46           135         129
Benefits paid                       (1,223)    (1,180)         (181)       (143)
Participants' contributions             --          3            44          35
Divestitures                            15       (812)           --         (34)
-------------------------------------------------------------------------------
Fair value of plan assets
  at end of year                  $ 20,300   $ 22,738       $ 1,026     $ 1,098
===============================================================================
Funded (unfunded)
  status of the plans             $    587   $  4,214       $(2,099)    $(1,886)
Unrecognized net
  actuarial (gains) losses           1,036     (2,975)          512         233
Unrecognized prior
  service cost                         538        564            22           6
Unrecognized transition asset           (5)        (9)           --          --
-------------------------------------------------------------------------------
Net amount recognized             $  2,156   $  1,794       $(1,565)    $(1,647)
===============================================================================

Amounts recognized in the
  consolidated balance sheet
  consist of:
      Prepaid (accrued)
        benefit cost              $  2,081   $  1,794       $(1,565)    $(1,647)
      Intangible asset                  20         --            --          --
      Other comprehensive
        income related to a
        minimum pension
        liability                       55         --            --          --
-------------------------------------------------------------------------------
      Net amount recognized       $  2,156   $  1,794       $(1,565)    $(1,647)
===============================================================================


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     The net pension cost and the net post-retirement benefit cost related to the Corporation's plans include the following components:



(In millions)                                 2001         2000         1999
-----------------------------------------------------------------------------
Defined Benefit Pension Plans


Service cost                              $    523      $   517      $   564
Interest cost                                1,357        1,372        1,245
Expected return on plan assets              (2,177)      (2,130)      (1,920)
Amortization of prior service cost              64           75           69
Recognized net actuarial gains                (117)        (143)         (43)
Amortization of transition asset                (4)          (4)          (4)
Curtailment loss(a)                             --           11           --
----------------------------------------------------------------------------
  Net pension income                      $   (354)     $  (302)     $   (89)
----------------------------------------------------------------------------
Retiree Medical and Life Insurance Plans
Service cost                              $     41      $    38      $    43
Interest cost                                  211          198          177
Expected return on plan assets                 (99)        (105)         (90)
Amortization of prior service cost              (5)         (12)         (12)
Recognized net actuarial
  losses (gains)                                 9          (11)          (8)
Curtailment gain(a)                             --          (87)          --
----------------------------------------------------------------------------
  Net post-retirement cost                $    157      $    21      $   110
----------------------------------------------------------------------------


(a) Amounts relate primarily to the divestiture of AES and Control Systems in 2000 and are included in the calculation of the gains or losses on the respective transactions.

     The following actuarial assumptions were used to determine the benefit obligations and the net costs related to the Corporation's defined benefit pension and post-retirement benefit plans, as appropriate:


                                              2001         2000         1999
------------------------------------------------------------------------------


Discount rates                                7.25%        7.5%         7.75%
Expected long-term rates of
  return on assets                            9.5          9.5          9.5
Rates of increase in future
  compensation levels                         5.5          5.5          5.5


     The medical trend rates used in measuring the post-retirement benefit obligation were 8.2 percent in 2001 and 7.8 percent in 2000, and were assumed to ultimately decrease to 4.5 percent by the year 2012. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the benefit obligation of approximately 4.3 percent and (3.8) percent, respectively, at December 31, 2001, and a change in the 2001 post-retirement service cost plus interest cost of approximately 4.7 percent and (4.1) percent, respectively. The medical trend rate for 2002 is 9.1 percent.

     The Corporation sponsors nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The expense associated with these plans totaled $47 million in 2001, $43 million in 2000 and $40 million in 1999.

Note 15--Leases

     Total rental expense under operating leases was $223 million, $232 million and $260 million for 2001, 2000 and 1999, respectively.

     Future minimum lease commitments at December 31, 2001 for all operating leases that have a remaining term of more than one year were approximately $855 million ($139 million in 2002, $129 million in 2003, $125 million in 2004, $114 million in 2005, $106 million in 2006 and $242 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

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

     Environmental matters--The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation continues to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $85 million. The Corporation is also coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct preliminary studies of the potential health effects of perchlorate exposure in connection with several sites across the country, including the Redlands site. The results of these studies are intended to assist state and federal regulators in setting appropriate action levels for perchlorates


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


in groundwater, and therefore are intended to assist the Corporation in determining its ultimate clean-up obligation, if any, with respect to perchlorates. In January 2002, the State of California reduced its provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to four ppb. This provisional standard may be used by the State in providing guidelines to water purveyors; however, until such time as it is formally adopted after a public notice and comment period, it is not a legally enforceable standard. If formally adopted as a regulation, this change would lead to increased clean-up costs for the Corporation related to the Redlands site.

     Since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with the Corporation's former operations in Burbank, California. Among other things, these consent decrees and orders obligate the Corporation to construct and fund the operations of soil and groundwater treatment facilities in Burbank and Glendale, California through 2018 and 2012, respectively; however, responsibility for the long-term operation of these facilities was assumed by the respective localities in 2001. The Corporation has been successful in limiting its financial responsibility for these activities to date to its pro rata share as a result of litigation and settlements with other potentially responsible parties. In addition, under an agreement reached with the U.S. Government in 2000, the Corporation will continue to be reimbursed in an amount equal to approximately 50 percent of future expenditures for certain remediation activities by the U.S. Government in its capacity as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation estimates that total expenditures required over the remaining terms of the consent decrees and orders described above, net of the effects of the agreement, will be approximately $50 million.

     The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably estimated at this time. In addition to the amounts with respect to the Redlands and Burbank properties and the city of Glendale described above, a liability of approximately $165 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

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

Waste remediation contract--In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters, which it sought to remedy through submission of a request for equitable adjustment. To date, the Corporation has been unsuccessful in reaching any agreements with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DoE's direction, terminated the Pit 9 contract for default. As a result, the Corporation filed a lawsuit challenging and seeking to overturn the default termination and recover its costs. Also in

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



1998, the management contractor, also at the DoE's direction, filed suit against the Corporation seeking, among other things, recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation is defending this action in which discovery has been pending since August 1999. In January 2001, in the Court of Federal Claims, the DoE filed a motion for summary judgment seeking to dismiss the Corporation's complaint on jurisdictional grounds. On October 16, 2001, the Court of Federal Claims granted the DoE's motion to dismiss, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with the jurisdiction over the dispute. The Corporation recently appealed the Court's decision to the United States Court of Appeals for the Federal Circuit. The Corporation continues to seek resolution of the Pit 9 dispute through non-litigation means.

Letters of credit and other matters--The Corporation has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts. At December 31, 2001, the Corporation had contingent liabilities on outstanding letters of credit, guarantees, and other arrangements aggregating approximately $900 million.

Note 17--Information on Industry Segments and Major Customers

     The Corporation operates in four principal business segments. The four segments include Systems Integration, Space Systems, Aeronautics and Technology Services. All other activities of the Corporation fall within the Corporate and Other segment.

     Transactions between segments are generally negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation. Other accounting policies of the business segments are the same as those described in "Note 1--Significant Accounting Policies."

     As mentioned previously, Lockheed Martin announced in December 2001 its decision to exit its global telecommunications services business. In connection with this decision, the Global Telecommunications segment will no longer be presented as a separate operating segment. Certain of the businesses previously included in the segment have been classified as discontinued operations; therefore, financial information related to such businesses has been excluded from the segment information presented below for all periods. The remaining businesses and investments previously included in the Global Telecommunications segment have been realigned with other business segments as discussed more fully in "Note 2--Exit From the Global Telecommunications Services Business."

     The following segment descriptions and financial data have been adjusted to reflect elimination of the Corporation's Global Telecommunications segment noted above for the periods presented. Following is a brief description of the activities of each business segment:

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

Aeronautics--Engaged in design, research and development, and production of combat and air mobility aircraft, surveillance/command systems, reconnaissance systems, platform systems integration and advanced development programs. Major products and programs include the F-35 (Joint Strike Fighter), the F-16 multi-role fighter, the F-22 air-superiority fighter, the C-130J tactical airlift aircraft, and support for the C-5, F-117 and U2 aircraft.

Technology Services--Provides a wide array of management, engineering, scientific, logistic and information management services to federal agencies and other customers. Major product lines include e-commerce, enterprise information


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

services, software modernization, information assurance and data center management primarily for DoD and civil government agencies, and also for commercial customers; engineering, science and information services for NASA; aircraft and engine maintenance and modification services; management, operation, maintenance, training, and logistics support for military and civilian systems; launch, mission, and analysis services for military, classified and commercial satellites; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Corporate and Other--Includes the Corporation's properties line of business, equity investments, including Intelsat, Inmarsat, Loral Space and New Skies, as well as various other Corporate activities.

Selected Financial Data by Business Segment

(In millions)                       2001       2000        1999
===================================================================
Net sales
Systems Integration              $  9,014     $  9,647     $  9,570
Space Systems                       6,836        7,339        7,285
Aeronautics                         5,355        4,885        5,499
Technology Services                 2,763        2,649        2,574
Corporate and Other                    22           21           71
-------------------------------------------------------------------
                                 $ 23,990    $  24,541     $ 24,999
-------------------------------------------------------------------
Operating profit (loss)
Systems Integration              $    836    $     583     $    880
Space Systems                         405          401          506
Aeronautics                           416          343          247
Technology Services                   130           82          137
Corporate and Other                  (899)        (158)         227
-------------------------------------------------------------------
                                 $    888     $  1,251     $  1,997
-------------------------------------------------------------------
Intersegment revenue
Systems Integration              $    235     $    472     $    470
Space Systems                          80           67          135
Aeronautics                            52           78           88
Technology Services                   814          746          656
Corporate and Other                    77           48           47
-------------------------------------------------------------------
                                 $  1,258     $  1,411     $  1,396
-------------------------------------------------------------------
Depreciation and amortization
Systems Integration              $    149     $    183     $    223
Space Systems                         147          152          165
Aeronautics                            84           88           82
Technology Services                    22           15           15
Corporate and Other                    23           26           29
-------------------------------------------------------------------
                                 $    425     $    464     $    514
-------------------------------------------------------------------


(In millions)                       2001       2000        1999
===================================================================
Amortization of goodwill and
  other intangible assets
Systems Integration              $    220     $    245     $    276
Space Systems                          56           56           57
Aeronautics                            81           81           80
Technology Services                    17           18           18
Corporate and Other                    24           23            7
-------------------------------------------------------------------
                                 $    398     $    423     $    438
-------------------------------------------------------------------
Equity in earnings (losses)
  of equity investees
Systems Integration              $     (3)    $    (16)    $     --
Space Systems                          51           40           35
Aeronautics                            --           --           --
Technology Services                    10            7           --
Corporate and Other                    10           17          (17)
-------------------------------------------------------------------
                                 $     68     $     48     $     18
-------------------------------------------------------------------
Nonrecurring and unusual
  items included in
  operating profit (loss)
Systems Integration              $     --     $   (304)    $     13
Space Systems                          (3)          25           21
Aeronautics                            --           --           --
Technology Services                    --          (34)          --
Corporate and Other                  (915)        (226)         215
-------------------------------------------------------------------
                                 $   (918)    $   (539)    $    249
-------------------------------------------------------------------
Expenditures for property,
  plant and equipment(a)
Systems Integration              $    190     $    185     $    214
Space Systems                         144          126          142
Aeronautics                           142           89          123
Technology Services                    30           15           26
Corporate and Other                    39           27           75
-------------------------------------------------------------------
                                 $    545     $    442     $    580
-------------------------------------------------------------------
Assets(b)
Systems Integration              $  9,612     $  9,758     $ 12,209
Space Systems                       5,208        6,005        6,146
Aeronautics                         3,017        3,173        3,206
Technology Services                 1,911        1,588        1,604
Corporate and Other                 7,268        7,570        6,489
Assets held for sale                  638        2,332          607
-------------------------------------------------------------------
                                 $ 27,654     $ 30,426     $ 30,261
-------------------------------------------------------------------
Customer advances and
  amounts in excess of
  costs incurred
Systems Integration              $    797     $    899     $  1,039
Space Systems                       1,784        2,087        2,629
Aeronautics                         2,406        1,636          899
Technology Services                    15           60           40
Corporate and Other                    --           15            1
-------------------------------------------------------------------
                                 $  5,002     $  4,697     $  4,608
===================================================================

(a) Amounts exclude expenditures related to discontinued businesses totaling $74 million, $58 million and $89 million in 2001, 2000 and 1999, respectively.

(b) The Corporation has no significant long-lived assets located in foreign countries.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Net Sales by Customer Category


(In millions)                        2001        2000        1999
-------------------------------------------------------------------
U.S. Government

Systems Integration             $    6,952     $  6,855    $  7,017
Space Systems                        5,956        5,932       6,069
Aeronautics                          3,437        2,784       2,979
Technology Services                  2,269        2,120       2,033
Corporate and Other                     --           --          --
-------------------------------------------------------------------
                                $   18,614     $ 17,691    $ 18,098
-------------------------------------------------------------------
Foreign governments/(a)(b)/

Systems Integration             $    1,790     $  2,231    $  2,125
Space Systems                           94           79         188
Aeronautics                          1,899        2,061       2,501
Technology Services                    104          116         106
Corporate and Other                     --            1          --
-------------------------------------------------------------------
                                $    3,887     $  4,488    $  4,920
-------------------------------------------------------------------
Commercial/(b)/

Systems Integration             $      272     $    561    $    428
Space Systems                          786        1,328       1,028
Aeronautics                             19           40          19
Technology Services                    390          413         435
Corporate and Other                     22           20          71
-------------------------------------------------------------------
                                $    1,489     $  2,362    $  1,981
===================================================================


(a) Sales made to foreign governments through the U.S. Government are included in the foreign governments category above.

(b) Export sales, included in the foreign governments and commercial categories above, were approximately $4.1 billion, $5.2 billion and $5.7 billion in 2001, 2000 and 1999, respectively.

Note 18--Summary of Quarterly Information (Unaudited)



                                                    2001 Quarters
(In millions, except         ----------------------------------------------------------------
per share data)               First/(a)(c)/    Second/(a)/     Third/(a)(d)/    Fourth(e)
---------------------------------------------------------------------------------------------

Net sales                      $ 4,747         $ 5,688          $  6,221         $ 7,334
Earnings from operations           350             399               438             356
Earnings (loss) from
  continuing operations
  before extraordinary item        126             150               (51)           (146)
Net earnings (loss)                105             144               213          (1,508)
Diluted earnings (loss) per
  share from continuing
  operations before
  extraordinary item              0.30            0.34             (0.12)          (0.34)
Diluted earnings (loss)
  per share/(b)/                  0.25            0.33              0.50           (3.49)




                                                  2000 Quarters
(In millions, except         ----------------------------------------------------------------
per share data)               First/(a)(g)/    Second/(a)(h)/     Third/(a)(i)/    Fourth(j)
---------------------------------------------------------------------------------------------
Net sales                     $ 5,435             $  6,070          $  5,721       $ 7,315
Earnings from operations          318                  431               413           498
Earnings (loss) from
 continuing operations
 before extraordinary item         59                   44              (699)          214
Net earnings (loss)                54                   42              (704)           89
Diluted earnings (loss) per
  share from continuing
  operations before
  extraordinary item/(f)/        0.15                 0.11             (1.73)         0.50
Diluted earnings (loss)
  per share/(f)/                 0.14                 0.11             (1.74)         0.21


(a) Amounts presented above, other than those for "Net earnings (loss)" and "Diluted earnings (loss) per share," differ from amounts previously reported on Forms 10-Q for the respective periods due to the reclassification of the results of operations of certain businesses held for sale to discontinued operations in the consolidated statements of operations.

(b) The sum of the diluted earnings (loss) per share amounts for the four quarters of 2001 do not equal the related amount included in the consolidated statement of operations for the year ended December 31, 2001 due to the exclusion of the impact of dilutive stock options from the third quarter calculation of per share amounts.

(c) Net earnings for the first quarter of 2001 included the following nonrecurring and unusual items: a gain on the sale of surplus real estate which increased net earnings by $72 million ($0.17 per diluted share); and an impairment charge related to the Corporation's investment in Americom Asia-Pacific which reduced net earnings by $65 million ($0.15 per diluted share).

(d) Net earnings for the third quarter of 2001 included the following nonrecurring and unusual items: an impairment charge related to the Corporation's investment in Loral Space which reduced net earnings by $235 million ($0.54 per diluted share); an extraordinary loss on the early extinguishment of debt which reduced net earnings by $36 million ($0.08 per diluted share); and divestiture and other portfolio shaping activities which, on a combined basis, decreased net earnings by $3 million. Net earnings also includes a gain on the sale of IMS which is included in discontinued operations and which increased net earnings by $309 million ($0.71 per diluted share).

(e) The net loss for the fourth quarter of 2001 included the following nonrecurring and unusual items: a write-down of the Corporation's investment in Astrolink and related costs which increased the net loss by $267 million ($0.62 per diluted share); and charges related to the Corporation's exit from its global telecommunications services business which increased the net loss by $117 million ($0.27 per diluted share). The net loss also includes other nonrecurring and unusual charges related to impairment of goodwill and other assets, and other costs associated with certain global telecommunications businesses held for sale. These charges are recorded in discontinued operations and increased the net loss by $1.3 billion ($ 3.09 per diluted share).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


(f) The sum of the diluted earnings (loss) per share amounts for the four quarters of 2000 do not equal the related amounts included in the consolidated statement of operations for the year ended December 31, 2000 due to the impact of the issuance of 27.5 million shares of the Corporation's common stock to consummate the merger with COMSAT. In addition, the quarterly earnings per share impact of individual items discussed in notes (g) through (j) below may not equal the earnings per share impact of such items for the year ended December 31, 2000 as disclosed elsewhere in this Annual Report due to the impact of the issuance of shares to consummate the merger with COMSAT.

(g) Net earnings for the first quarter of 2000 included gains from sales of surplus real estate and losses from portfolio shaping activities. On a combined basis, these nonrecurring and unusual items increased net earnings for the first quarter by $6 million ($0.02 per diluted share).

(h) Net earnings for the second quarter of 2000 included the following nonrecurring and unusual items: a charge related to the Corporation's guarantee of certain indebtedness of Globalstar which reduced net earnings for the quarter by $91 million ($0.23 per diluted share); a favorable adjustment of $21 million ($0.05 per diluted share) related to the reversal of a portion of the previously recorded charge for the shutdown of CalComp.

(i) Net loss for the third quarter of 2000 included the following nonrecurring and unusual items: an impairment loss related to the Corporation's decision to sell its AES businesses which reduced net earnings by $980 million ($2.42 per diluted share); a gain from the Corporation's sale of its Control Systems business which increased net earnings by $180 million ($0.44 per diluted share); and a net loss of $19 million ($0.04 per diluted share) related to portfolio shaping activities and sales of surplus real estate.

(j) Net earnings for the fourth quarter of 2000 included the following nonrecurring and unusual items: an adjustment to reduce the impairment loss recorded related to the sale of the AES businesses which increased net earnings by $102 million ($0.24 per diluted share); an impairment charge related to the Corporation's investment in ACeS which reduced net earnings by $77 million ($0.18 per diluted share); an extraordinary loss on the early extinguishment of debt which reduced net earnings by $95 million ($0.23 per diluted share) and portfolio shaping activities and sales of surplus real estate which, on a combined basis, increased net earnings by $2 million.


--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by this Item 10 is included under the caption Election of Directors in our definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 2002 (the 2002 Proxy Statement), and that information is incorporated by reference in this Form 10- K. Information concerning executive officers required by this Item 10 is located under Part I, Item 4(a) of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption Compensation of Executive Officers in the 2002 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the headings Security Ownership of Certain Beneficial Owners, Securities Owned by Directors, Nominees and Named Executive Officers and Voting Securities and Record Date in the 2002 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

         The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:


                                                                           Page


Consolidated Statement of Operations--
Years ended December 31, 2001, 2000, and 1999 . . . . . . . . . . . . .     51

Consolidated Statement of Cash Flows--
Years ended December 31, 2001, 2000, and 1999 . . . . . . . . . . . . .     52

Consolidated Balance Sheet--
December 31, 2001 and 2000 . . . . . . . . . . . . .  . . . . . . . . .     53

Consolidated Statement of Stockholders' Equity--
Years ended December 31, 2001, 2000, and 1999 . . . . . . . . . . . . .     54

Notes to Consolidated Financial Statements--
December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .     55

         (2) List of Financial Statement Schedules filed as part of this Form 10-K. All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

         (3)      Ernst & Young LLP

                  The report of Lockheed Martin's independent auditors with respect to the above-



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                  referenced financial statements appears on page 50 of this Form 10-K. The consent of Lockheed Martin's independent auditors appears as Exhibit 23 of this Annual Report on Form 10-K.

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                  Lockheed Martin Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2001.

During the first quarter of 2002 (up until this report was filed), the Corporation did not file any current reports on Form 8-K.

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

 (10)*   (a)      Lockheed Martin Corporation 1995 Omnibus Performance Award
                  Plan (incorporated by reference to Exhibit 10.36 to Lockheed
                  Martin Corporation's

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------



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

         (p) Lockheed Corporation 1986 Employee Stock Purchase Program, as amended (incorporated by reference to Exhibit 10.23 to Lockheed Martin Corporation's Registration Statement on
                  Form S-4 (No. 33- 57645) filed with the Commission on February 9, 1995).

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------


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

         (hh) Form of Retention Agreement, including Addendum (incorporated by reference to Exhibit 10(u) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1997).

         (ii)     Lockheed Martin Corporation Directors Equity Plan.

         (jj) Lockheed Martin Corporation Deferred Management Incentive Compensation Plan (incorporated by reference to Exhibit 10(ll) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

         (kk) Lockheed Martin Corporation Divested Business Deferred Management Incentive Compensation Plan (incorporated by reference to Exhibit 10(mm) to Lockheed Martin Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1999).

         (ll) Lockheed Martin Corporation Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

         (mm) COMSAT Corporation Non-Employee Directors Stock Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

         (nn) COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference from Exhibit
                  10.24 to Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

* Exhibits (10)(a), 10(b) and 10(d) through (10)(nn) constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

(12) Computation of ratio of earnings to fixed charges for the year ended December 31, 2001.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

                                              LOCKHEED MARTIN CORPORATION

       Date:  March 7, 2002           By: /s/ Rajeev Bhalla
                                              --------------------------------
                                              RAJEEV BHALLA
                                              Vice President and Controller
                                              (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURES                              TITLE                             DATE
----------                              -----                             ----



/s/ Vance D. Coffman*          Chairman and                            March 7, 2002
--------------------           Chief Executive Officer
VANCE D. COFFMAN


/s/ Robert J. Stevens*         President and                           March 7, 2002
---------------------          Chief Operating Officer and Director
ROBERT J. STEVENS


/s/ Christopher E. Kubasik*    Senior Vice President and               March 7, 2002
--------------------------     Chief Financial Officer
CHRISTOPHER E. KUBASIK


                               Director
-----------------------
NORMAN R. AUGUSTINE


/s/ Marcus C. Bennett*         Director                                March 7, 2002
---------------------
MARCUS C. BENNETT


                               Director

--------------------
JAMES F. GIBBONS


/s/ Caleb B. Hurtt*            Director                                March 7, 2002
------------------
CALEB B. HURTT

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



SIGNATURES                               TITLE                      DATE
----------                               -----                      ----



                                       Director
---------------------
GWENDOLYN S. KING


/s/ Douglas H. McCorkindale*           Director                         March 7, 2002
----------------------------
DOUGLAS H. McCORKINDALE


/s/ Eugene F. Murphy*                  Director                         March 7, 2002
--------------------
EUGENE F. MURPHY


/s/ Frank Savage*                      Director                         March 7, 2002
----------------
FRANK SAVAGE


/s/ James R. Ukropina*                 Director                         March 7, 2002
---------------------
JAMES R. UKROPINA


/s/ Douglas C. Yearley*                Director                         March 7, 2002
----------------------
DOUGLAS C. YEARLEY


*By:     /s/ FRANK H. MENAKER, JR.                                      March 7, 2002
         -------------------------
(Frank H. Menaker, Jr., Attorney-in-fact**)


---------------------------

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.


--------------------------------------------------------------------------------