Form 10-Q
period 2002-03-31
LOCKHEED MARTIN CORP
filed 2002-05-03
CIK 936468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED   March 31, 2002             COMMISSION FILE NUMBER   1-11437
                   ----------------                                    ---------


                           LOCKHEED MARTIN CORPORATION
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




            MARYLAND                                       52-1893632
-------------------------------                      ----------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                           20817
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (301) 897-6000
                                                   -----------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                           YES  X       NO
                                                               ---         ---


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                            OUTSTANDING AS OF April 30, 2002
--------------------------                  --------------------------------
COMMON STOCK, $1 PAR VALUE                             450,705,995

                           LOCKHEED MARTIN CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                  ------------

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.      Financial Information

     Item 1.    Financial Statements

       Unaudited Condensed Consolidated Statement of Earnings-
         Three Months Ended March 31, 2002 and 2001 ......................    3

       Unaudited Condensed Consolidated Statement of Cash Flows-
         Three Months Ended March 31, 2002 and 2001 ......................    4

       Unaudited Condensed Consolidated Balance Sheet-
         March 31, 2002 and December 31, 2001 ............................    5

       Notes to Unaudited Condensed Consolidated Financial Statements ....    6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   14

     Item 3.    Quantitative and Qualitative Disclosure of Market Risk
                   (included in Item 2. under the caption "Other Matters")

Part II.     Other Information

     Item 1.    Legal Proceedings ........................................   23

     Item 4.    Submission of Matters to a Vote of Security Holders ......   24

     Item 6.    Exhibits and Reports on Form 8-K .........................   25

Signatures ...............................................................   26

Exhibit 12    Computation of Ratio of Earnings to Fixed Charges

                           Lockheed Martin Corporation
             Unaudited Condensed Consolidated Statement of Earnings


                                                    Three Months Ended
                                                          March 31,
                                                   2002                2001
                                                 -------             -------
                                            (In millions, except per share data)

Net sales                                        $ 5,966             $ 4,747
Cost of sales                                      5,528               4,397
                                                 -------             -------

Earnings from operations                             438                 350
Other income and expenses, net                        36                  43
                                                 -------             -------

                                                     474                 393
Interest expense                                     148                 197
                                                 -------             -------

Earnings from continuing operations before
   income taxes                                      326                 196
Income tax expense                                   102                  70
                                                 -------             -------

Earnings from continuing operations                  224                 126
Discontinued operations                               (6)                (21)
                                                 -------             -------

Net earnings                                     $   218             $   105
                                                 =======             =======

Earnings (loss) per common share
  Basic:
    Continuing operations                        $  0.51             $  0.30
    Discontinued operations                        (0.01)              (0.05)
                                                 -------             -------
                                                 $  0.50             $  0.25
                                                 =======             =======

  Diluted:
    Continuing operations                        $  0.50             $  0.30
    Discontinued operations                        (0.01)              (0.05)
                                                 -------             -------
                                                 $  0.49             $  0.25
                                                 =======             =======

Cash dividends declared per common share         $  0.11             $  0.11



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Cash Flows

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  2002            2001
                                                                               ---------         ---------
                                                                                      (In millions)

Operating Activities:

Earnings from continuing operations                                             $   224           $   126
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
     Loss from discontinued operations                                               (6)              (21)
     Depreciation and amortization                                                  134               194
     Changes in operating assets and liabilities:
         Receivables                                                                108               262
         Inventories                                                                 (9)              254
         Accounts payable                                                          (248)              (81)
         Customer advances and amounts in excess
          of costs incurred                                                         (13)              373
         Other                                                                      238               (58)
                                                                                -------           -------

Net cash provided by operating activities                                           428             1,049
                                                                                -------           -------

Investing Activities:

Expenditures for property, plant and equipment                                     (105)              (72)
Other                                                                                37               (59)
                                                                                -------           -------

Net cash used for investing activities                                              (68)             (131)
                                                                                -------           -------

Financing Activities:

Net decrease in short-term borrowings                                                --               (12)
Net repayments related to long-term debt                                            (58)              (17)
Issuances of common stock                                                           201                43
Common stock dividends                                                              (48)              (48)
                                                                                -------           -------

Net cash provided by (used for) financing activities                                 95               (34)
                                                                                -------           -------

Net increase in cash and cash equivalents                                           455               884
Cash and cash equivalents at beginning of period                                    912             1,505
                                                                                -------           -------

Cash and cash equivalents at end of period                                      $ 1,367           $ 2,389
                                                                                =======           =======



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
                 Unaudited Condensed Consolidated Balance Sheet

                                                                 March 31,       December 31,
                                                                   2002             2001
                                                               -----------       ------------
                                                                        (In millions)
Assets
Current assets:
   Cash and cash equivalents                                     $  1,367          $    912
   Receivables                                                      3,941             4,049
   Inventories                                                      3,149             3,140
   Deferred income taxes                                            1,584             1,566
   Assets of businesses held for sale                                 541               638
   Other current assets                                               481               473
                                                                 --------          --------
         Total current assets                                      11,063            10,778

Property, plant and equipment                                       2,979             2,991
Investments in equity securities                                    1,841             1,884
Intangible assets related to contracts and programs acquired          908               939
Goodwill                                                            7,371             7,371
Prepaid pension cost                                                2,099             2,081
Other assets                                                        1,518             1,610
                                                                 --------          --------
                                                                 $ 27,779          $ 27,654
                                                                 ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                              $  1,171          $  1,419
   Customer advances and amounts in excess of costs incurred        4,989             5,002
   Salaries, benefits and payroll taxes                             1,052             1,100
   Income taxes                                                       110                63
   Current maturities of long-term debt                               368                89
   Liabilities of businesses held for sale                            382               387
   Other current liabilities                                        1,597             1,629
                                                                 --------          --------
         Total current liabilities                                  9,669             9,689
                                                                 --------          --------

Long-term debt                                                      7,093             7,422
Post-retirement benefit liabilities                                 1,594             1,565
Deferred income taxes                                                 986               992
Other liabilities                                                   1,576             1,543

Stockholders' equity:
   Common stock, $1 par value per share                               448               441
   Additional paid-in capital                                       2,426             2,142
   Retained earnings                                                4,131             3,961
   Unearned ESOP shares                                               (75)              (84)
   Accumulated other comprehensive loss                               (69)              (17)
                                                                 --------          --------
         Total stockholders' equity                                 6,861             6,443
                                                                 --------          --------
                                                                 $ 27,779          $ 27,654
                                                                 ========          ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2002



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, as discussed in "Note 3 - Adoption of New Accounting Standard." In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2002 presentation.

NOTE 2 - EXIT FROM THE GLOBAL TELECOMMUNICATIONS SERVICES BUSINESS

     In December 2001, the Corporation announced the exit from its global telecommunications services business. As a result of this action, the Global Telecommunications segment is no longer reported as a separate business segment.

     The former Global Telecommunications segment businesses retained by the Corporation include the Systems & Technology line of business and the COMSAT General telecommunications business unit, which were realigned within the Space Systems segment, and Enterprise Solutions-U.S., which was realigned within the Technology Services segment.

    The telecommunications equity investments in Intelsat, Ltd. (Intelsat), Inmarsat Ventures plc, New Skies Satellites, N.V., ACeS International, Ltd., Americom Asia-Pacific, LLC and other ventures are now reported as part of the Corporate and Other segment.

    The following telecommunications businesses are classified as held for sale in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets":

o Satellite Services businesses - includes COMSAT Mobile Communications, COMSAT World Systems and Lockheed Martin Intersputnik. In the first quarter of 2002, the Corporation completed the sale of COMSAT Mobile Communications. The transaction did not have a material impact on the Corporation's consolidated results of operations or financial position. Also in the first quarter, the Corporation announced that it had reached an agreement, subject to regulatory approvals and customary closing conditions, to sell COMSAT World Systems to Intelsat. The transaction is expected to close in the second half of 2002 and is not expected to have a material impact on Lockheed Martin's consolidated results of operations or financial position.

o COMSAT-International - provides telecommunications network services in Latin America, primarily Argentina and Brazil.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)


     The Corporation adopted SFAS No. 144 effective January 1, 2001. Accordingly, the results of operations of these businesses are reported as discontinued operations net of income taxes in the Corporation's unaudited condensed consolidated statements of operations for all periods presented, and excluded from business segment information. Similarly, their assets and liabilities are separately identified in the unaudited condensed consolidated balance sheet as being held for sale. The Corporation expects to complete the sale of these businesses by the end of 2002. The businesses are recorded at estimated fair value less cost to sell at March 31, 2002. Changes in the estimated fair value will be recorded in future periods as appropriate.

     In addition, the Corporation completed the sale of Lockheed Martin IMS Corporation (IMS) in August 2001. The results of IMS' operations for the first quarter of 2001 have been reclassified to discontinued operations in accordance with SFAS No. 144.

NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARD

     The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Among other things, the Statement prohibits the amortization of goodwill and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Corporation completed the initial step of the goodwill impairment test required by the new rules and concluded that no adjustment to the balance of goodwill at the date of adoption was required. In addition, the Corporation reassessed the estimated remaining useful lives of other intangible assets as part of its adoption of the Statement. As a result of that review, the estimated remaining useful life of the intangible asset related to the F-16 program has been extended. This change is expected to decrease annual amortization expense associated with that intangible asset by approximately $30 million on a pretax basis. The following table provides a reconciliation of reported earnings from continuing operations and related per share amounts for the three months ended March 31, 2001 to adjusted amounts which exclude the effects of goodwill amortization and the change in amortization related to the F-16 program for that period.

                                                                         Three Months ended March 31,
                                                                           2002                 2001
                                                                           ----                 ----
                                                                   (In millions, except per share amounts)
Earnings from continuing operations:
   As reported                                                          $  224                $  126
   Impact of:
     Goodwill amortization                                                  --                    48
     Contract value amortization                                            --                     5
                                                                        ------                ------
   Adjusted                                                             $  224                $  179
                                                                        ======                ======
Diluted earnings per share from continuing operations:
   As reported                                                          $ 0.50                $ 0.30
   Impact of:
     Goodwill amortization                                                  --                  0.11
     Contract value amortization                                            --                  0.01
                                                                        ------                ------
   Adjusted                                                             $ 0.50                $ 0.42
                                                                        ======                ======

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)


     Intangible assets related to contracts and programs acquired are displayed in the unaudited condensed consolidated balance sheet net of accumulated amortization of $1,270 million and $1,239 million at March 31, 2002 and December 31, 2001, respectively. Amortization expense related to these intangible assets for the quarter ended March 31, 2002 was $31 million, and is estimated to be approximately $125 million per year through 2006.

NOTE 4 - EARNINGS PER SHARE

     Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

     The following table sets forth the computations of basic and diluted earnings per share:

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                    2002             2001
                                                                                  --------         --------
                                                                          (In millions, except per share data)


Net earnings (loss):
Earnings from continuing operations                                               $    224         $    126
Discontinued operations - results of operations                                         (6)             (21)
                                                                                  --------         --------
Net earnings for basic and diluted computations                                   $    218         $    105
                                                                                  ========         ========
Average common shares outstanding:
Average number of common shares outstanding for basic
    computations                                                                     437.4            423.3
Dilutive stock options                                                                 7.3              4.5
                                                                                  --------         --------
Average number of common shares outstanding for diluted
    computations                                                                     444.7            427.8
                                                                                  ========         ========
Earnings (loss) per share:
Basic:
  Continuing operations                                                           $   0.51         $   0.30
  Discontinued operations                                                            (0.01)           (0.05)
                                                                                  --------         --------
                                                                                  $   0.50         $   0.25
                                                                                  ========         ========
Diluted:
  Continuing operations                                                           $   0.50         $   0.30
  Discontinued operations                                                            (0.01)           (0.05)
                                                                                  ---------        --------
                                                                                  $   0.49         $   0.25
                                                                                  ========         ========

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)


NOTE 5 - INVENTORIES

                                                                                  March 31,       December 31,
                                                                                    2002              2001
                                                                                  --------        ------------
                                                                                        (In millions)

Work in process, commercial launch vehicles                                        $ 1,161          $ 1,205
Work in process, primarily related to other long-term contracts and
   programs in progress                                                              4,560            4,279
Less customer advances and progress payments                                        (3,018)          (2,931)
                                                                                   -------          -------
                                                                                     2,703            2,553
Other inventories                                                                      446              587
                                                                                   -------          -------
                                                                                   $ 3,149          $ 3,140
                                                                                   =======          =======

     Work in process inventories related to commercial launch vehicles include costs for launch vehicles, both under contract and not under contract, including approximately $140 million and $135 million of unamortized deferred costs at March 31, 2002 and December 31, 2001, respectively, for launch vehicles not under contract related to the Corporation's Atlas programs. Commercial launch vehicle inventories included amounts advanced to Russian manufacturers, Khrunichev State Research and Production Space Center and RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of approximately $672 million and $730 million at March 31, 2002 and December 31, 2001, respectively, for the manufacture of launch vehicles and related launch services.

     Work in process inventories at March 31, 2002 and December 31, 2001 related to other long-term contracts and programs in progress included approximately $13 million and $45 million, respectively, of unamortized deferred costs for aircraft not under contract related to the Corporation's C-130J program.

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

     Environmental matters - The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation continues to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation estimates that expenditures required to implement work currently approved will be approximately $85 million. The Corporation is also coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct preliminary studies of the potential health effects of perchlorate exposure in connection with several sites across the country, including the Redlands site. The results of these studies are intended to assist state and federal regulators in setting appropriate action levels for perchlorates in groundwater, and therefore are intended to assist the Corporation in determining its ultimate clean-up obligation, if any, with respect to perchlorates. In January 2002, the State of California reduced its provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to four ppb. This provisional standard may be used by the State in providing guidelines to water purveyors; however, until such time as it is formally adopted after a public notice and comment period, it is not a legally enforceable standard. If formally adopted as a regulation, this change would lead to increased clean-up costs for the Corporation related to the Redlands site.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)


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

    Waste remediation contract - In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters, which it sought to remedy through submission of a request for equitable adjustment. To date, the Corporation has been unsuccessful in reaching any agreements with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DoE's direction, terminated

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)


the Pit 9 contract for default. As a result, the Corporation filed a lawsuit against the DoE in the Court of Federal claims challenging and seeking to overturn the default termination and recover its costs. Also in 1998, the management contractor, also at the DoE's direction, filed suit against the Corporation seeking, among other things, recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation is defending this action in which discovery has been pending since August 1999. In 2001, the DoE filed a motion for summary judgment seeking to dismiss the Corporation's complaint on jurisdictional grounds, which the Court of Federal Claims granted, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with the jurisdiction over the dispute. The Corporation's appeal of the Court's decision is pending before the U.S. Court of Appeals for the Federal Circuit. The Corporation continues to seek resolution of the Pit 9 dispute through non-litigation means.

NOTE 7 - INFORMATION ON BUSINESS SEGMENTS

      The Corporation operates in the following four principal business segments: Systems Integration, Space Systems, Aeronautics and Technology Services. All other activities of the Corporation fall within the Corporate and Other segment.

     As discussed more fully in "Note 3 - Adoption of New Accounting Standard," the Corporation adopted SFAS No. 142 as of January 1, 2002. As a result of the adoption, goodwill is no longer being amortized. In addition, the estimated remaining useful life of a contract intangible related to the F-16 program was extended, resulting in a reduction in the Aeronautics segment's annual amortization expense for contract intangibles of $30 million on a pretax basis, or approximately $8 million per quarter. In connection with its adoption of SFAS No. 142, amortization expense related to goodwill and the impact of the change in the estimated remaining useful life of the F-16 intangible asset is now reflected in the Corporate and Other segment for all periods prior to January 1, 2002 to provide management with consistent financial information on which to base its evaluation of the performance of the Corporation's business segments.

     Financial data for the three months ended March 31, 2001 have been reclassified to reflect the elimination of the Corporation's Global Telecommunications segment as discussed more fully in "Note 2 - Exit From The Global Telecommunications Services Business" and to reflect the adoption of SFAS No. 142 as noted above.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)


                                                   Three Months Ended
                                                        March 31,
                                                  2002               2001
                                                --------           --------
                                                       (In millions)
Selected Financial Data by Business Segment

Net sales
---------
  Systems Integration                           $  2,088           $  1,880
  Space Systems                                    1,870              1,422
  Aeronautics                                      1,334                855
  Technology Services                                670                584
  Corporate and Other                                  4                  6
                                                --------           --------
                                                $  5,966           $  4,747
                                                ========           ========

Operating profit (loss) /(a)/
-----------------------------
  Systems Integration                           $    219           $    216
  Space Systems                                      122                198
  Aeronautics                                        107                 87
  Technology Services                                 40                 35
  Corporate and Other                                (14)              (143)
                                                --------           --------
                                                $    474           $    393
                                                ========           ========

Intersegment revenue /(b)/
--------------------------
  Systems Integration                           $     59           $     55
  Space Systems                                       15                 20
  Aeronautics                                          7                 18
  Technology Services                                188                171
  Corporate and Other                                 32                 34
                                                --------           --------
                                                $    301           $    298
                                                ========           ========



                                                March 31,         December 31,
                                                  2002               2001
                                                --------           --------
                                                      (In millions)
Customer advances and amounts in
 excess of costs incurred
--------------------------------
  Systems Integration                           $    945           $    797
  Space Systems                                    1,715              1,784
  Aeronautics                                      2,325              2,406
  Technology Services                                  4                 15
                                                --------           --------
                                                $  4,989           $  5,002
                                                ========           ========


(a) With respect to the adoption of SFAS No. 142, amounts previously included in segment operating results for the three months ended March 31, 2001 were as follows: Systems Integration - $43 million; Space Systems - $10 million; Aeronautics - $8 million; Technology Services - $3 million; and Corporate and Other - $5 million.

(b) Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit (loss) amounts presented above.

                          Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)


NOTE 8 - OTHER

     In the first quarter of 2001, the Corporation's Space Systems segment sold certain property in Sunnyvale, California for approximately $185 million in cash. The transaction resulted in a nonrecurring and unusual gain, net of state income taxes, of $111 million which is recorded in other income and expenses. The gain increased net earnings for the quarter by $72 million, or $0.17 per diluted share.

     Also during the first quarter of 2001, the Corporation recorded a nonrecurring and unusual charge, net of state income tax benefits, of $100 million in other income and expenses related to impairment of its investment in Americom Asia-Pacific, LLC, a joint venture in which it holds a 50 percent interest. The charge, which was recorded due to an other than temporary decline in the value of the Corporation's investment, reduced first quarter 2001 net earnings by $65 million, or $0.15 per diluted share.

     The components of comprehensive income for the three months ended March 31, 2002 and 2001 consisted of the following:

                                                                           Three Months Ended
                                                                                March 31,
                                                                         2002               2001
                                                                        ------             ------
                                                                              (In millions)

Net earnings                                                            $  218             $ 105
                                                                        ------             -----

Other comprehensive income (loss):

    Net foreign currency translation adjustments                           (22)                2
    Net unrealized loss from available-for-sale investments                (31)              (54)
    Net unrealized gain from hedging activities                              1                14
                                                                        ------             -----
                                                                           (52)              (38)
                                                                        ------             -----

Comprehensive income                                                    $  166             $  67
                                                                        ======             =====


     The Corporation's total interest payments were $39 million and $72 million for the three months ended March 31, 2002 and 2001, respectively.

     The Corporation received net federal and foreign income tax refunds of $26 million and made net federal and foreign income tax payments of $272 million for the three months ended March 31, 2002 and 2001, respectively.

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                 March 31, 2002


     Lockheed Martin Corporation (Lockheed Martin or the Corporation) is engaged in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. The Corporation serves customers in both domestic and international defense and commercial markets, with its principal customers being agencies of the U.S. Government. The following discussion should be read in conjunction with the Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included herein.

EXIT FROM THE GLOBAL TELECOMMUNICATIONS SERVICES BUSINESS

     In December 2001, the Corporation announced the exit from its global telecommunications services business. As a result of this action, the Global Telecommunications segment is no longer reported as a separate business segment. As discussed more fully in "Note 2 - Exit From the Global Telecommunications Services Business," certain of the former Global Telecommunications segment's businesses have been realigned with other business segments, certain other businesses have been classified as held for sale or have been sold, and investments held by the former segment are now reported as part of the Corporate and Other segment.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the businesses classified as held for sale, including Lockheed Martin IMS Corporation (IMS) which was sold in August 2001, are reported as discontinued operations in the Corporation's unaudited condensed consolidated financial statements. The Corporation expects to complete the sale of the remaining businesses classified as held for sale by the end of 2002. The businesses are recorded at estimated fair value less cost to sell at March 31, 2002. Changes in the estimated fair value will be recorded in future periods as appropriate.

RESULTS OF OPERATIONS

Consolidated Results of Operations

     The Corporation's operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Continuing Operations

     The Corporation's consolidated net sales for the first quarter of 2002 were $6.0 billion, an increase of 26 percent over the $4.7 billion recorded in the first quarter of 2001. Sales increased in all operating segments. The Corporation's operating profit (earnings from continuing operations before interest and taxes) for the first quarter of 2002 was $474 million, an increase of 21 percent compared to the first quarter of 2001 before adjusting for the adoption of SFAS No. 142 and the effects of nonrecurring and unusual items.

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


     Effective January 1, 2002, the Corporation adopted SFAS No. 142, as discussed more fully in "Note 3 - Adoption of New Accounting Standard." As a result of the adoption, goodwill is no longer amortized. Operating profit for the first quarter of 2001 included $61 million of goodwill amortization. Also, the estimated remaining useful life of the Aeronautics segment's contract intangible asset related to the F-16 program was extended from six to ten years, thereby reducing that segment's annual contract intangible amortization expense by $30 million on a pretax basis, or approximately $8 million per quarter. The Corporation completed the initial step of the goodwill impairment test required by the new rules and concluded that no adjustment to the balance of goodwill at the date of adoption was required.

     There were no nonrecurring and unusual items in the first quarter of 2002. Continuing operations for the first quarter of 2001 included two nonrecurring and unusual items, as follows:

                                                                 Earnings (loss)
                                  Operating           Net         per diluted
                                profit (loss)   earnings (loss)     share
                                --------------  ---------------  ---------------
                                      (In millions, except per share data)
Quarter ended March 31, 2002
  None                              $   --         $    --           $    --
                                    ======         =======           =======

Quarter ended March 31, 2001
  Sale of surplus real estate       $  111         $    72           $  0.17
  Impairment charge related to
    Americom Asia-Pacific             (100)            (65)            (0.15)
                                    ------         -------           -------
                                    $   11         $     7           $  0.02
                                    ======         =======           =======


     Adjusting first quarter 2001 operating profit for the impact of adopting SFAS No. 142 as discussed above and excluding nonrecurring and unusual items, operating profit in 2001 would have been $451 million compared to $474 million in 2002, representing a five percent increase. Operating profit increased in all segments except the Corporate and Other segment.

     Interest expense for the quarter ended March 31, 2002 was $148 million, $49 million lower than the comparable period in 2001 as a result of the reductions in the Corporation's debt portfolio.

     The effective income tax rates for the quarters ended March 31, 2002 and 2001 were 31 percent and 36 percent, respectively. The reduction in the effective tax rate primarily resulted from goodwill no longer being amortized for financial statement purposes following the Corporation's adoption of SFAS No. 142. The effective rate for the first quarter of 2002 was lower than the statutory rate of 35% primarily due to tax benefits related to export sales and tax planning strategies.

     For the quarter ended March 31, 2002, the Corporation reported earnings from continuing operations of $224 million ($0.50 per diluted share) compared to $126 million ($0.30 per diluted share) in the comparable 2001 period. The reported 2001 results include the impact of the nonrecurring and unusual items presented above. Excluding such items and adjusting for the adoption of SFAS No. 142 as discussed above, earnings from continuing operations for the first quarter of 2001 would have been $172 million ($0.40 per diluted share).

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Discontinued Operations

     The Corporation reported losses from discontinued operations of $6 million ($0.01 per diluted share) and $21 million ($0.05 per diluted share), for the quarters ended March 31, 2002 and 2001, respectively.

Net Earnings

     The Corporation reported net earnings of $218 million ($0.49 per diluted share) and $105 million ($0.25 per diluted share) for the quarters ended March 31, 2002 and 2001, respectively. Excluding the effects of the nonrecurring and unusual items recorded in the 2001 period and adjusting for the adoption of SFAS No. 142 as discussed above, net earnings for the first quarter of 2001 would have been $151 million ($0.35 per diluted share).

Discussion of Business Segments

     The Corporation operates in four principal business segments: Systems Integration, Space Systems, Aeronautics, and Technology Services. All other activities fall within the Corporate and Other segment. The following table of financial information and related discussions of the results of operations of the Corporation's business segments correspond to the presentation of segment information in "Note 7 - Information on Business Segments" included in this Form 10-Q, including the financial data in the tables under the headings "Net sales" and "Operating profit (loss)."

     The following table displays the impact of the nonrecurring and unusual items presented earlier on each segment's operating profit (loss) for each of the periods presented:

                                                      Three Months Ended
                                                           March 31,
                                                     2002            2001
                                                    ------          ------
                                                         (In millions)

Nonrecurring and unusual items - profit (loss):
    Systems Integration                             $   --          $   --
    Space Systems                                       --             111
    Aeronautics                                         --              --
    Technology Services                                 --              --
    Corporate and Other                                 --            (100)
                                                    ------          ------
                                                    $   --          $   11
                                                    ======          ======

     In order to make the following discussion of significant operating results of each business segment more understandable, the effects of these nonrecurring and unusual items have been excluded. The Space Systems and Aeronautics segments generally include a smaller number of programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the large number of relatively small programs in the Systems Integration and Technology Services segments, the discussions of the results of operations of these business segments focus on lines of business.

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Systems Integration

     Net sales for the Systems Integration segment were $2.1 billion for the quarter ended March 31, 2002, an increase of 11 percent from the comparable 2001 period. The increase in sales for the first quarter of 2002 is primarily attributable to an approximate $250 million increase resulting from volume growth in the segment's Missiles & Fire Control and Naval Electronics and Surveillance Systems lines of business. This increase was partially offset by a $60 million decrease attributable to volume declines experienced in the Systems Integration - Owego line of business.

      Operating profit for the segment increased to $219 million for the 2002 quarter, or 1 percent from the comparable 2001 period. The segment's Missiles & Fire Control and Naval Electronics and Surveillance Systems lines of business contributed approximately $22 million to the increase in operating profit this quarter as compared to 2001. This increase was offset by an approximate $20 million decrease in operating profit at Owego. Operating margins decreased approximately one percent to 10.5 percent in the first quarter of 2002 due primarily to a decline in volume on mature production programs at Owego and higher volume on development programs at Missiles & Fire Control.

Space Systems

     Net sales for the Space Systems segment were $1.9 billion in the first quarter of 2002, an increase of 32 percent from the comparable 2001 period. Approximately $270 million of the increase in sales is primarily attributable to a higher volume of commercial space activities driven by three commercial launches this quarter compared to none in 2001. Sales were approximately $170 million higher in Government Space due to increased volume on government satellite programs and ground systems that were partially offset by lower production activities on government launch vehicles.

     Space Systems operating profit increased to $122 million for the quarter ended March 31, 2002, representing a 40 percent increase from the comparable 2001 period. The increase in operating profit is comprised of the effects of the three commercial launches previously discussed and the absence in 2002 of a $40 million loss provision recorded in the first quarter of 2001 on certain commercial satellite contracts. This increase was partially offset by an approximate $25 million decrease in operating profit in Government Space, principally due to the volume declines in the government launch vehicle business. The increased level of initial development activities on government satellite programs lowered Space System's margins in the quarter when compared to 2001.

Aeronautics

     Net sales for the Aeronautics segment increased by 56 percent to $1.3 billion for the quarter ended March 31, 2002 as compared to the same 2001 period. Approximately $150 million of the increase was due to higher volume on the F-22 program and $125 million of the increase was attributable to the delivery of two C-130J's this quarter versus no deliveries in the respective 2001 period. In addition, increased development activities on international F-16 programs and the F-35 Joint Strike Fighter program, as well as volume increases on C-130 support activities and other aeronautics programs, combined to contribute approximately $235 million to the growth in sales. These increases were partially offset by a $75 million decrease resulting from a decline in volume on F-16 support activities.

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


     Aeronautics operating profit was $107 million for the quarter, an increase of 23 percent when compared to the same period of 2001. The increase in operating profit was primarily attributable to a net $20 million increase due to improved performance on combat aircraft production programs. The C-130J deliveries did not impact operating profit for the comparative periods due to the previously reported suspension of earnings recognition on the program. Aeronautics' operating margin decreased from 10.2 percent in the 2001 period to
8.0 percent in the first quarter of 2002 due to sales growth attributable to programs in development as well as the aforementioned C-130J deliveries.

     The International Association of Machinists & Aerospace Workers union at certain of the Corporation's Aeronautics segment facilities, primarily in Marietta, Georgia, ratified an agreement with the Corporation and returned to work on April 28, 2002, ending a seven week strike. The Corporation is continuing to evaluate the impact of the strike on its operations, but does not currently expect that the strike will have a material impact on the Corporation's consolidated results of operations, financial position or cash flows for 2002.

Technology Services

     Net sales for the Technology Services segment increased to $670 million in the first quarter of 2002, or 15 percent when compared to the same period of 2001. The increase in sales was primarily attributable to growth in the segment's government information technology programs and sales from OAO Corporation (acquired in December 2001), which together amounted to approximately $100 million. This increase was partially offset by lower sales volume primarily in the commercial information technology and military aircraft lines of business.

     Operating profit for the segment increased by 14 percent to $40 million for the quarter when compared to the same period of 2001. The increase in operating profit was primarily attributable to the changes in volume previously discussed and improved performance in the commercial information technology line of business.

Corporate and Other

     Excluding amortization of $69 million from the March 31, 2001 results relating to the adoption of SFAS No. 142 discussed previously, operating profit for the Corporate and Other segment decreased by $40 million to an operating loss of $14 million as compared to the first quarter of 2001. The decrease is primarily the result of lower interest income and an increase in corporate expenses, primarily in stock-based compensation costs, partially offset by increased equity earnings from investments.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2002, $428 million of cash was provided by operating activities, compared to approximately $1.0 billion during the first quarter of 2001. This change was primarily attributable to significant customer advances and other changes in working capital, as well as proceeds from the sale of surplus real estate received in the first quarter of 2001. Earnings from continuing operations and a reduction in accounts receivable were the primary contributors to the cash provided by operating activities during the first quarter of 2002.

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


     Net cash used for investing activities during the first quarter of 2002 was $68 million as compared to $131 million during the first quarter of 2001. The 2002 amount includes $105 million for additions to property, plant and equipment. This outflow was partially offset by net proceeds of $37 million, consisting of proceeds from the March 2002 sale of COMSAT Mobile Communications and proceeds from property dispositions, offset by payments related to the 2001 acquisition of OAO Corporation. The 2001 amount includes approximately $86 million and $30 million for additional equity investments in Astrolink International, LLC and Intelsat, respectively, as well as $72 million used for additions to property, plant and equipment. The 2001 outflows were partially offset by approximately $68 million received from property dispositions.

     Net cash provided by financing activities in the first quarter of 2002 was $95 million as compared to net cash used for financing activities of $34 million during first quarter 2001. The variance between periods was primarily due to a $158 million increase in common stock issuances, primarily from the exercise of stock options. Net repayments of debt were $29 million higher this quarter compared to the first quarter of 2001.

     Total debt at March 31, 2002 was relatively unchanged from approximately $7.5 billion at December 31, 2001. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At the end of the first quarter of 2002, the Corporation held cash and cash equivalents of $1.4 billion, a portion of which is expected to be used to retire the current maturities of long-term debt, pay subcontractors, fund other expenditures associated with various long-term contracts and make income tax payments. Total stockholders' equity was $6.9 billion at March 31, 2002, an increase of $418 million from the December 31, 2001 balance. This increase resulted from employee stock option and ESOP activities of approximately $300 million and net earnings of $218 million, partially offset by other comprehensive losses of $52 million and dividend payments of $48 million. The Corporation's ratio of debt to total capitalization was 52 percent compared to 54 percent at December 31, 2001.

     At March 31, 2002, the Corporation had in place revolving credit facilities of $1.0 billion and $1.5 billion, which will expire in November 2002 and November 2006, respectively. No borrowings were outstanding under these credit facilities at March 31, 2002.

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

     Cash and cash equivalents (including temporary investments), internally generated cash flow from operations and other available financing resources, including those described above, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, and discretionary investment needs, during the next twelve months. In addition to the businesses held for sale discussed previously, and consistent with the Corporation's desire to generate cash to reduce debt and invest in its core businesses, management anticipates that, subject to prevailing financial, market and economic conditions, the Corporation will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

      The Corporation continues to guarantee up to $150 million in borrowings of Space Imaging LLC (Space Imaging), a joint venture in which it holds a 46 percent ownership interest. The

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


amount of borrowings outstanding as of March 31, 2002 for which Lockheed Martin was guarantor was approximately $140 million. The Corporation's investment in Space Imaging is accounted for under the equity method of accounting. At March 31, 2002, the investment in and receivables from Space Imaging amounted to approximately $80 million. Space Imaging is pursuing its business plan, including assessments relative to future investment in replacement satellites and related financing requirements, and Lockheed Martin, as an investor and partner, is working with its other partners and Space Imaging in this regard.

     Realization of the Corporation's investments in equity securities may be affected by the investee's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the investee's business, and/or other factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect the Corporation's earnings in the periods affected by those events.

OTHER MATTERS

     The Corporation's primary exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include commercial paper and fixed rate long-term debt. At March 31, 2002, the Corporation had no commercial paper outstanding. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation uses interest rate swaps to manage its exposure to fixed and variable interest rates. At the end of the first quarter of 2002, the Corporation had agreements in place to swap fixed interest rates on approximately $920 million of its long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed-rate debt instruments. At March 31, 2002, the fair values of interest rate swap agreements outstanding were not material. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. The interest rate swaps create a market exposure to changes in the LIBOR rate. To the extent that the LIBOR index upon which the swaps are based increases or decreases by 1%, the Corporation's interest expense would increase or decrease by $9 million on a pretax basis. Changes in swap rates would affect the market value of the agreements, but such changes in value would be offset by changes in value of the underlying debt obligations. A 1% rise in swap rates from those prevailing at March 31, 2002 would result in a decrease in market value of approximately $8 million. A 1% decline would increase the market value by a like amount.

     The Corporation uses forward foreign exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At March 31, 2002, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

     As more fully described in "Note 6 - Contingencies," the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180

                          Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)


million fixed-price contract with the U.S. Department of Energy (DoE) for the remediation of waste found in Pit 9. The Corporation has been unsuccessful to date in reaching agreement with the DoE on cost recovery or other contract restructuring matters. In 1998, the DoE terminated the Pit 9 contract for default and filed suit against the Corporation seeking recovery of approximately $54 million previously paid to the Corporation under the contract. The Corporation is defending this action while continuing with its efforts to resolve the dispute through non-litigation means.

     In 1992, the Corporation entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). Lockheed Martin owns 51 percent of LKEI. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton rocket from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with the Corporation and LKEI each holding a 50 percent ownership. ILS was formed to market commercial Atlas and Proton launch services worldwide. The Corporation consolidates the results of operations of LKEI and ILS into its financial statements. Contracts for Proton launch services typically provide for substantial advances from the customer in advance of launch, and a sizable percentage of these advances are forwarded to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer in Russia, to provide for the manufacture of the related launch vehicle. Significant portions of such advances would be required to be refunded to each customer if launch services were not successfully provided within the contracted time frames. At March 31, 2002, $475 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and $626 million of payments to Khrunichev for launches not yet provided was included in inventories. Through March 31, 2002, launch services provided through LKEI and ILS have been in accordance with contract terms.

     The Corporation has entered into agreements with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of up to 101 RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicle. Terms of the agreements call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $46 million of payments made under these agreements were included in the Corporation's inventories at March 31, 2002.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words believe, estimate, anticipate, project, intend, expect, plan, forecast and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Corporation's forward-looking statements and actual performance: the ability to obtain or the timing of obtaining future government awards; the availability of government funding and customer requirements both domestically and internationally; changes in government or customer priorities due to program reviews or revisions to strategic objectives (including changes in priorities to respond to recent terrorist acts or to improve homeland security); the termination of programs or contracts for convenience by customers; difficulties in developing and producing operationally advanced technology systems; launch failures and potential problems that might result, including potential loss of future or existing orders; the ability to procure insurance to

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


cover operational and contractual risks, including launch and satellite failures, on commercially reasonable terms; the competitive environment (including continued pricing pressures associated with commercial satellites and launch services); economic business and political conditions (including economic disruption caused by recent terrorist acts, government import and export policies, and economic uncertainties in Latin America); program performance (including the ability to perform fixed-price contracts within estimated costs, subcontractor performance, and the timing of product deliveries and customer acceptance); the level of returns on pension and retirement plan assets; and the outcome of contingencies (including completion of acquisitions and divestitures, litigation and environmental remediation efforts). The Corporation's ability to monetize investments held for sale or businesses placed in discontinued operations will depend upon market and economic conditions, negotiation of acceptable terms with prospective purchasers and other factors, and may require receipt of regulatory or governmental approvals. Realization of the value of the Corporation's investments in equity securities, or related equity earnings for a given period, may be affected by the investee's ability to obtain adequate funding and execute its business plan, general market conditions, industry considerations specific to the investee's business, and/or other factors. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussions of "Competition and Risk," "Government Contracts and Regulations," and "Industry Considerations" on pages 11 through 12, pages 13 through 14 and pages 28 through 31, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 22 of this Form 10-Q; "Note 2 - Exit From the Global Telecommunications Services Business," "Note 3 - Adoption of New Accounting Standard" and "Note 6 - Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 6 through 7, pages 7 through 8 and pages 9 through 11, respectively, of this Form 10-Q; and
Part II - Item 1, "Legal Proceedings" on page 23 of this Form 10-Q.

                          Lockheed Martin Corporation
                          Part II - Other Information

Item 1. Legal Proceedings

     The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in "Note 6 - Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, and in the Corporation's 2001 Annual Report on Form 10-K (Form 10-K), or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation's results of operations or financial position.

     The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. Except as disclosed below, for the U.S. Government investigations described in the Corporation's Form 10-K, it is too early for Lockheed Martin to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial position.

     See the "Legal Proceedings" section of the Form 10-K for a description of previously reported matters.

     As previously reported, since March 1997, the U.S. Attorney's Office for the Middle District of Florida has been investigating, in the grand jury and otherwise, allegations of fraud in connection with certain LANTIRN program contracts. The U.S. Attorney's Office informed the Corporation that the investigation is closed. The Corporation continues vigorously to defend two lawsuits filed under the qui tam provisions of the Civil False Claims Act, upon which the U.S. Attorney's Office's investigation was, in part, based.

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)


Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders on April 25, 2002, the stockholders of Lockheed Martin Corporation:

o Elected the following individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2003 and until their successors have been duly elected and qualified:

                                     Votes Cast For              Votes Withheld
                                     --------------              --------------

     Nolan D. Archibald                403,430,274                   3,345,501
     Norman R. Augustine               401,848,727                   4,927,048
     Marcus C. Bennett                 403,214,839                   3,560,936
     Vance D. Coffman                  403,212,050                   3,563,725
     Gwendolyn S. King                 401,252,144                   5,523,631
     Douglas H. McCorkindale           403,484,637                   3,291,138
     Eugene F. Murphy                  403,490,300                   3,285,475
     Frank Savage                      291,125,713                 115,650,062
     Robert J. Stevens                 403,497,563                   3,278,212
     James R. Ukropina                 401,555,058                   5,220,717
     Douglas C. Yearley                401,499,947                   5,275,828

o Ratified the appointment of Ernst & Young LLP, independent auditors, to audit the consolidated financial statements of the Corporation as of and for the fiscal year ending December 31, 2002. There were 396,459,828 votes for the appointment, 8,557,012 votes against the appointment, and 1,758,935 abstentions.

o Rejected a stockholder proposal which recommended that the Corporation publish in various newspapers of general circulation certain information regarding political contributions. There were 12,752,201 votes for the proposal, 343,451,797 votes against the proposal, 10,735,780 abstentions and 39,835,997 broker non-votes.

o Rejected a stockholder proposal which recommended that the Corporation provide for simple majority vote on each issue submitted to stockholder vote to the fullest extent possible. There were 164,974,821 votes for the proposal, 198,558,982 votes against the proposal, 3,392,371 abstentions and 39,849,601 broker non-votes.

o Rejected a stockholder proposal which recommended that the Corporation amend its written equal employment opportunity policy to bar discrimination on the basis of sexual orientation. There were 21,203,622 votes for the proposal, 338,150,818 votes against the proposal, 7,580,318 abstentions and 39,841,017 broker non-votes.

o Rejected a stockholder proposal which recommended that the Corporation establish a policy to no longer bid on contracts to produce components of nuclear weapons or their delivery systems, and to disengage from current contracts of that nature. There were 4,628,284 votes for the proposal, 351,345,789 votes against the proposal, 10,960,304 abstentions and 39,841,398 broker non-votes.

                          Lockheed Martin Corporation
                    Part II - Other Information (continued)


o Rejected a stockholder proposal which recommended that the Corporation provide to stockholders a report of its involvement in space-based weapons and related matters. There were 10,110,322 votes for the proposal, 347,565,147 votes against the proposal, 9,259,007 abstentions and 39,841,299 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      1.  Exhibit 12    Lockheed Martin Corporation Computation of Ratio of
                        Earnings to Fixed Charges for the three months ended
                        March 31, 2002.

(b) Reports on Form 8-K filed in the first quarter of 2002.

     None.

(c) Reports on Form 8-K filed subsequent to the first quarter of 2002.

     None.

                          LOCKHEED MARTIN CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LOCKHEED MARTIN CORPORATION
                                          ---------------------------
                                          (Registrant)


Date:          May 3, 2002                by: /s/Rajeev Bhalla
       --------------------------             -----------------
                                              Rajeev Bhalla
                                              Vice President and Controller
                                              (Chief Accounting Officer)