Form 10-Q
period 2002-06-30
LOCKHEED MARTIN CORP
filed 2002-08-08
CIK 936468

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

      For the quarterly period ended  June 30, 2002          Commission file number  1-11437
                                     ---------------                                --------

                           LOCKHEED MARTIN CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


             MARYLAND                                       52-1893632
------------------------------------                ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                             20817
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (301) 897-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             YES  X    NO
                                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding as of July 31, 2002
----------------------------------            ----------------------------------
   Common stock, $1 par value                            454,909,025

                         LOCKHEED MARTIN CORPORATION
                                  FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002

                                 ------------

                                    INDEX

                                                                                                   Page No.
                                                                                                   --------
Part I.      Financial Information
     Item 1.    Financial Statements

       Unaudited Condensed Consolidated Statement of Earnings-
         Three Months and Six Months Ended June 30, 2002 and 2001.........................................3

       Unaudited Condensed Consolidated Statement of Cash Flows-
         Six Months Ended June 30, 2002 and 2001..........................................................4

       Unaudited Condensed Consolidated Balance Sheet-
         June 30, 2002 and December 31, 2001..............................................................5

       Notes to Unaudited Condensed Consolidated Financial Statements.....................................6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................15

     Item 3.    Quantitative and Qualitative Disclosure of Market Risk
                  (included in Item 2. under the caption "Other Matters")

Part II.     Other Information

     Item 1.    Legal Proceedings........................................................................27

     Item 4.    Submission of Matters to a Vote of Security Holders......................................28

     Item 6.    Exhibits and Reports on Form 8-K.........................................................28

Signatures...............................................................................................29

Exhibit 10.1      Amendment to Lockheed Martin Corporation Nonqualified Retirement Plans

Exhibit 12        Computation of Ratio of Earnings to Fixed Charges

Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

                          Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Earnings

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                         June 30,
                                                             2002            2001             2002             2001
                                                             ----            ----             ----             ----
                                                                      (In millions, except per share data)

Net sales                                                    $ 6,290          $ 5,688        $ 12,256         $ 10,435
Cost of sales                                                  5,807            5,289          11,335            9,686
                                                             -------          -------        --------         --------

Earnings from operations                                         483              399             921              749
Other income and expenses, net                                    43               26              79               69
                                                             -------          -------        --------         --------

                                                                 526              425           1,000              818
Interest expense                                                 145              180             293              377
                                                             -------          -------        --------         --------

Earnings from continuing operations
   before income taxes                                           381              245             707              441
Income tax expense                                                30               95             132              165
                                                             -------          -------        --------         --------

Earnings from continuing operations                              351              150             575              276
Loss from discontinued operations                                (12)              (6)            (18)             (27)
                                                             -------          -------        --------         --------

Net earnings                                                 $   339          $   144        $    557         $    249
                                                             =======          =======        =========        ========

Earnings (loss) per common share:
---------------------------------

   Basic:
         Continuing operations                               $  0.79          $  0.35        $   1.30         $   0.65
         Discontinued operations                               (0.03)           (0.01)          (0.04)           (0.06)
                                                             -------          --------       --------         --------

                                                             $  0.76          $  0.34        $   1.26         $   0.59
                                                             =======          ========       ========         ========
   Diluted:
         Continuing operations                               $  0.78          $  0.34        $   1.28         $   0.64
         Discontinued operations                               (0.03)           (0.01)          (0.04)           (0.06)
                                                             -------          -------        --------         --------
                                                             $  0.75          $  0.33        $   1.24         $   0.58
                                                             ======-          =======        ========         ========

Cash dividends declared per common share                     $  0.11          $  0.11        $   0.22         $   0.22

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Cash Flows

                                                                               Six Months Ended
                                                                                   June 30,
                                                                               2002            2001
                                                                            ---------       ---------
                                                                                 (In millions)
Operating Activities:
Earnings from continuing operations                                        $    575           $   276
   Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
       Loss from discontinued operations                                        (18)              (27)
       Depreciation and amortization                                            272               393
       Changes in operating assets and liabilities:
           Receivables                                                          494               378
           Inventories                                                           33               460
           Accounts payable                                                    (270)             (177)
           Customer advances and amounts in excess
                of costs incurred                                                66                72
           Other                                                                396              (178)
                                                                           --------           -------

Net cash provided by operating activities                                     1,548             1,197
                                                                           --------           -------

Investing Activities:
Expenditures for property, plant and equipment                                 (261)             (193)
Acquisitions / investments in affiliated companies                              (86)             (172)
Proceeds from divestitures                                                       81                 4
Other                                                                            25                80
                                                                           --------           -------

Net cash used for investing activities                                         (241)             (281)
                                                                           --------           -------

Financing Activities:
Net decrease in short-term borrowings                                            --               (12)
Net repayments related to long-term debt                                        (76)           (1,155)
Issuances of common stock                                                       385                64
Common stock dividends                                                          (99)              (96)
                                                                           --------           --------

Net cash provided by (used for) financing activities                            210            (1,199)
                                                                            -------           -------

Net increase (decrease) in cash and cash equivalents                          1,517              (283)
Cash and cash equivalents at beginning of period                                912             1,505
                                                                           --------           -------

Cash and cash equivalents at end of period                                 $  2,429           $ 1,222
                                                                           ========           =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
                      Condensed Consolidated Balance Sheet

                                                                           (Unaudited)
                                                                             June 30,     December 31,
                                                                               2002           2001
                                                                            ---------     ------------
                                                                                  (In millions)
Assets
Current assets:
   Cash and cash equivalents                                               $  2,429          $    912
   Receivables                                                                3,555             4,049
   Inventories                                                                3,107             3,140
   Deferred income taxes                                                      1,566             1,566
   Assets of businesses held for sale                                           532               638
   Other current assets                                                         470               473
                                                                           --------          --------
         Total current assets                                                11,659            10,778

Property, plant and equipment                                                 3,017             2,991
Investments in equity securities                                              1,787             1,884
Intangible assets related to contracts and programs acquired                    877               939
Goodwill                                                                      7,371             7,371
Prepaid pension cost                                                          2,161             2,081
Other assets                                                                  1,459             1,610
                                                                           --------          --------
                                                                           $ 28,331          $ 27,654
                                                                           ========          ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $  1,149          $  1,419
   Customer advances and amounts in excess of costs incurred                  5,068             5,002
   Salaries, benefits and payroll taxes                                       1,100             1,100
   Income taxes                                                                 193                63
   Current maturities of long-term debt                                         762                89
   Liabilities of businesses held for sale                                      340               387
   Other current liabilities                                                  1,486             1,629
                                                                           --------          --------
         Total current liabilities                                           10,098             9,689
                                                                           --------          --------

Long-term debt                                                                6,687             7,422
Post-retirement benefit liabilities                                           1,593             1,565
Deferred income taxes                                                           965               992
Other liabilities                                                             1,594             1,543

Stockholders' equity:
   Common stock, $1 par value per share                                         454               441
   Additional paid-in capital                                                 2,697             2,142
   Retained earnings                                                          4,419             3,961
   Unearned ESOP shares                                                         (67)              (84)
   Accumulated other comprehensive loss                                        (109)              (17)
                                                                           --------          --------
         Total stockholders' equity                                           7,394             6,443
                                                                           --------          --------
                                                                           $ 28,331          $ 27,654
                                                                           ========          ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2002

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, as discussed in "Note 3 - Adoption of New Accounting Standard." In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2002 presentation.

NOTE 2 - EXIT FROM THE GLOBAL TELECOMMUNICATIONS SERVICES BUSINESS

     In December 2001, the Corporation announced the exit from its global telecommunications services business. As a result of this action, the Global Telecommunications segment is no longer reported as a separate business segment.

     The former Global Telecommunications segment businesses retained by the Corporation include the Systems & Technology line of business and the COMSAT General telecommunications business unit, which were realigned within the Space Systems segment, and Enterprise Solutions-U.S., which was realigned within the Technology Services segment. Telecommunications equity investments, which include Intelsat, Ltd. (Intelsat), Inmarsat Ventures plc, New Skies Satellites, N.V., ACeS International, Ltd., Americom Asia-Pacific, LLC and other ventures, are now reported as part of the Corporate and Other segment.

     The following telecommunications businesses are classified as held for sale in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets":

     . Satellite Services businesses - includes COMSAT World Systems and Lockheed Martin Intersputnik. In the first quarter of 2002, the Corporation completed the sale of COMSAT Mobile Communications. The transaction did not have a material impact on the Corporation's consolidated results of operations or financial position. Also in the first quarter, the Corporation announced that it had reached an agreement to sell COMSAT World Systems to Intelsat, subject to regulatory approvals and customary closing conditions.

     . COMSAT-International - provides telecommunications network services in Latin America, primarily Argentina and Brazil. In the second quarter of 2002, the Corporation announced that it had reached an agreement to sell 81 percent of its ownership interest in COMSAT-International, subject to regulatory approvals and customary closing conditions.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

     The Corporation adopted SFAS No. 144 effective January 1, 2001. Accordingly, the results of operations of these telecommunications businesses are reported as discontinued operations, net of income taxes, in the Corporation's unaudited condensed consolidated statements of operations for all periods presented, and excluded from business segment information. Similarly, their assets and liabilities are separately identified in the unaudited condensed consolidated balance sheet as being held for sale. The businesses are recorded at estimated fair value less cost to sell at June 30, 2002. Any changes in the estimated fair value will be recorded in future periods as appropriate.

     In addition, the Corporation completed the sale of Lockheed Martin IMS Corporation (IMS) in August 2001. The results of IMS' operations for the quarter and six months ended June 30, 2001 have been reclassified to discontinued operations in accordance with SFAS No. 144.

NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARD

     The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Among other things, the Statement prohibits the amortization of goodwill and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Corporation completed the initial step of the goodwill impairment test required by the new rules and concluded that no adjustment to the balance of goodwill at the date of adoption was required. In addition, the Corporation reassessed the estimated remaining useful lives of other intangible assets as part of its adoption of the Statement. As a result of that review, the estimated remaining useful life of the intangible asset related to the F-16 program has been extended. This change is expected to decrease annual amortization expense associated with that intangible asset by approximately $30 million on a pretax basis, or approximately $8 million per quarter. The following table provides a reconciliation of reported earnings from continuing operations and related per share amounts for the quarter and six months ended June 30, 2001 to adjusted amounts which exclude the effects of goodwill amortization and reflect the change in amortization related to the F-16 program for those periods.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

                                                              Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                              2002           2001           2002         2001
                                                              ----           ----           ----         ----
                                                                    (In millions, except per share data)
Earnings from continuing operations:
   As reported                                              $   351        $   150        $   575      $   276
   Impact of:
      Goodwill amortization                                      --             58             --          106
      Contract value amortization                                --              5             --           10
                                                            -------        -------        -------      -------
   Adjusted                                                 $   351        $   213        $   575      $   392
                                                            =======        =======        =======      =======

Diluted earnings per share from continuing operations:
   As reported                                              $  0.78        $  0.34        $  1.28      $  0.64
   Impact of:
      Goodwill amortization                                      --           0.13             --         0.24
      Contract value amortization                                --           0.02             --         0.03
                                                            -------        -------        -------      -------
   Adjusted                                                 $  0.78        $  0.49        $  1.28      $  0.91
                                                            =======        =======        =======      =======

     Intangible assets related to contracts and programs acquired are displayed in the unaudited condensed consolidated balance sheet net of accumulated amortization of $1,302 million and $1,239 million at June 30, 2002 and December 31, 2001, respectively. Amortization expense related to these intangible assets was $32 million and $63 million for the quarter and six months ended June 30, 2002, respectively, and $39 million and $77 million for the quarter and six months ended June 30, 2001, respectively.

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

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

     The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                   June 30,
                                                              2002          2001         2002         2001
                                                              ----          ----         ----         ----
                                                                  (In millions, except per share data)
Net earnings (loss):
Earnings from continuing operations                         $   351       $   150      $   575       $   276
Loss from discontinued operations                               (12)           (6)         (18)          (27)
                                                            -------       -------      -------       -------
Net earnings for basic and diluted computations             $   339       $   144      $   557       $   249
                                                            =======       =======      =======       =======

Average common shares outstanding:
Average number of common shares outstanding for basic
    computations                                              444.5         425.7        441.0         424.5
Dilutive stock options                                          8.0           4.4          7.6           4.4
                                                            -------       -------      -------       -------
Average number of common shares outstanding for diluted
    computations                                              452.5         430.1        448.6         428.9
                                                            =======       =======      =======       =======

Earnings (loss) per share:
   Basic:
       Continuing operations                                $  0.79       $  0.35      $  1.30       $  0.65
       Discontinued operations                                (0.03)        (0.01)       (0.04)        (0.06)
                                                            -------       -------      -------       -------
                                                            $  0.76       $  0.34      $  1.26       $  0.59
                                                            =======       =======      =======       =======

   Diluted:
       Continuing operations                                $  0.78       $  0.34      $  1.28       $  0.64
       Discontinued operations                                (0.03)        (0.01)       (0.04)        (0.06)
                                                            -------       -------      -------       -------
                                                            $  0.75       $  0.33      $  1.24       $  0.58
                                                            =======       =======      =======       =======

NOTE 5 - INVENTORIES

                                                                             June 30,         December 31,
                                                                               2002               2001
                                                                               ----               ----
                                                                                    (In millions)
Work in process, commercial launch vehicles                                  $  1,245           $  1,205
Work in process, primarily related to other long-term contracts and
   programs in progress                                                         4,760              4,279
Less customer advances and progress payments                                   (3,414)            (2,931)
                                                                             --------           --------
                                                                                2,591              2,553
Other inventories                                                                 516                587
                                                                             --------           --------
                                                                             $  3,107           $  3,140
                                                                             ========           ========

     Work in process inventories related to commercial launch vehicles include costs for launch vehicles, including approximately $135 million of unamortized deferred costs at June 30, 2002 related to the Corporation's Atlas V program. Such costs include the Atlas Space Operations Center, the vehicle integration facility and certain related ground equipment for the program. In the third quarter of 2002, in connection with the completion of the launch facilities and the initial

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

operational status of the Atlas V program, the Corporation expects to reclassify these unamortized costs from work in process inventory to property, plant and equipment to be depreciated over a period of 10 years.

     Commercial launch vehicle inventories also include amounts advanced to Khrunichev State Research and Production Space Center, a Russian manufacturer, of $605 million and $672 million at June 30, 2002 and December 31, 2001, respectively, for the manufacture of Proton launch vehicles and related launch services. In addition, commercial launch vehicle inventories include amounts advanced to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of $44 million and $58 million at June 30, 2002 and December 31, 2001, respectively, for the development and purchase, subject to certain conditions, of RD-180 booster engines to be used for Atlas launch vehicles.

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

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

     The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably determined at this time. In addition to the amounts with respect to the Redlands and Burbank properties and the city of Glendale described above, a liability of approximately $165 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

     Under agreements reached with the U.S. Government in 1990 and 2000, certain groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation's operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other potentially responsible parties, are allowable in establishing the prices of the Corporation's products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation's sales and cost of sales pursuant to U.S. Government agreement or regulation.

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

     Waste remediation contract - In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters, which it sought to remedy through submission of a request for equitable adjustment. To date, the Corporation has been unsuccessful in reaching any agreements with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DoE's direction, terminated the Pit 9 contract for default. As a result, the Corporation filed a lawsuit against the DoE in the Court of Federal claims challenging and seeking to overturn the default termination and recover its costs, which are included in inventories. Also in 1998, the management contractor, also at the DoE's direction, filed suit against the Corporation seeking, among other things, recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation is defending this

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

action in which discovery has been pending since August 1999. In 2001, the DoE filed a motion for summary judgment seeking to dismiss the Corporation's complaint on jurisdictional grounds, which the Court of Federal Claims granted, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with the jurisdiction over the dispute. The Corporation's appeal of the Court's decision is pending before the U.S. Court of Appeals for the Federal Circuit. The Corporation continues to seek resolution of the Pit 9 dispute through non-litigation means.

NOTE 7 - INFORMATION ON BUSINESS SEGMENTS

      The Corporation operates in the following four principal business segments: Systems Integration, Space Systems, Aeronautics and Technology Services. All other activities fall within the Corporate and Other segment.

     As discussed more fully in "Note 3 - Adoption of New Accounting Standard," the Corporation adopted SFAS No. 142 as of January 1, 2002. As a result of the adoption, goodwill is no longer being amortized and the estimated remaining useful life of a contract intangible related to the F-16 program was extended. In connection with its adoption of SFAS No. 142, amortization expense related to goodwill and the impact of the change in the estimated remaining useful life of the F-16 intangible asset is now reflected in the Corporate and Other segment for all periods prior to January 1, 2002 to provide management with consistent financial information on which to base its evaluation of the performance of the Corporation's business segments.

     Financial data for the six months ended June 30, 2001 have been reclassified to reflect the elimination of the Corporation's Global Telecommunications segment as discussed more fully in "Note 2 - Exit From The Global Telecommunications Services Business" and to reflect the adoption of SFAS No. 142.

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                               2002         2001          2002         2001
                                                               ----         ----          ----         ----
                                                                             (In millions)
Selected Financial Data by Business Segment

Net sales
---------
  Systems Integration                                        $  2,245      $ 2,165    $   4,333       $ 4,045
  Space Systems                                                 1,783        1,808        3,653         3,230
  Aeronautics                                                   1,547        1,058        2,881         1,913
  Technology Services                                             711          654        1,381         1,238
  Corporate and Other                                               4            3            8             9
                                                             --------      -------    ---------       -------
                                                             $  6,290      $ 5,688    $  12,256       $10,435
                                                             ========      =======    =========       =======

Operating profit (loss) (a)
-----------------------
  Systems Integration                                        $    235      $   236    $     454       $   452
  Space Systems                                                   122          116          244           314
  Aeronautics                                                     127           96          234           183
  Technology Services                                              43           35           83            70
  Corporate and Other                                              (1)         (58)         (15)         (201)
                                                             --------      -------    ---------       -------
                                                             $    526      $   425    $   1,000       $   818
                                                             ========      =======    =========       =======

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                             2002         2001          2002         2001
                                                             ----         ----          ----         ----
                                                                             (In millions)
Intersegment revenue(b)
-----------------------
  Systems Integration                                        $     72     $     55    $     131     $     110
  Space Systems                                                    25           20           40            40
  Aeronautics                                                       6           10           13            28
  Technology Services                                             184          176          372           347
  Corporate and Other                                               7           37           39            71
                                                             --------     --------    ---------     ---------
                                                             $    294     $    298    $     595     $     596
                                                             ========     ========    =========     =========


                                                                                June 30,        December 31,
                                                                                  2002              2001
                                                                                  ----              ----
                                                                                        (In millions)
Customer advances and amounts in excess of
------------------------------------------
    costs incurred
    --------------
  Systems Integration                                                          $    904           $   797
  Space Systems                                                                   1,668             1,784
  Aeronautics                                                                     2,494             2,406
  Technology Services                                                                 2                15
                                                                               --------           -------
                                                                               $  5,068           $ 5,002
                                                                               ========           =======

(a) With respect to the adoption of SFAS No. 142, amounts previously included in segment operating results for the quarter and six months ended June 30, 2001, respectively, were as follows: Systems Integration - $42 million and $85 million; Space Systems - $9 million and $19 million; Aeronautics - $7 million and $15 million; Technology Services - $3 million and $6 million; and Corporate and Other - $7 million and $12 million.

(b) Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit (loss) amounts presented above.

NOTE 8 - OTHER

     In the second quarter of 2002, the Corporation settled a research and development (R&D) tax credit claim and received a refund of $117 million for the years 1982 through 1988. The settlement increased earnings from continuing operations for the quarter and six months ended June 30, 2002 by $90 million ($0.20 per diluted share) and was recorded as a reduction of the Corporation's second quarter income tax expense.

     The Corporation received net federal and foreign income tax refunds, including the R&D tax credit refund discussed above, of $150 million for the six months ended June 30, 2002, and made federal and foreign income tax payments, net of refunds received, of $348 million for the same period in 2001.

     The Corporation's total interest payments were $293 million and $380 million for the six months ended June 30, 2002 and 2001, respectively.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

     The components of comprehensive income for the three months and six months ended June 30, 2002 and 2001 consisted of the following:

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                           2002         2001         2002         2001
                                                           ----         ----         ----         ----
                                                                          (In millions)
Net earnings                                             $  339       $   144       $  557      $   249

Other comprehensive (loss) income:
  Net foreign currency translation adjustments              (10)          (11)         (32)          (9)
  Net unrealized (loss) gain from
     available-for-sale investments                         (46)            8          (77)         (46)
  Net unrealized gain (loss) from hedging
    activities                                               16            (9)          17            5
                                                         ------       -------       ------      -------
                                                            (40)          (12)         (92)         (50)
                                                         ------       -------       ------      -------

Comprehensive income                                     $  299       $   132       $  465      $   199
                                                         ======       =======       ======      =======

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                  June 30, 2002

     Lockheed Martin Corporation (Lockheed Martin or the Corporation) is engaged in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. The Corporation serves customers in both domestic and international defense and commercial markets, with its principal customers being agencies of the U.S. Government. The following discussion should be read in conjunction with the Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

EXIT FROM THE GLOBAL TELECOMMUNICATIONS SERVICES BUSINESS

     In December 2001, the Corporation announced the exit from its global telecommunications services business. As a result of this action, the Global Telecommunications segment is no longer reported as a separate business segment. As discussed in "Note 2 - Exit From the Global Telecommunications Services Business," certain of the former Global Telecommunications segment's businesses have been realigned with other business segments, certain other businesses have been classified as held for sale or have been sold, and investments held by the former segment are now reported as part of the Corporate and Other segment.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the businesses classified as held for sale, including Lockheed Martin IMS Corporation (IMS) which was sold in August 2001, are reported as discontinued operations in the Corporation's unaudited condensed consolidated financial statements. As discussed in Note 2, the Corporation has entered into agreements for the proposed sale of COMSAT World Systems (World Systems) and 81% of its ownership interest in COMSAT-International. The Corporation expects to complete the COMSAT-International transaction by the end of 2002, subject to receipt of regulatory approvals and satisfaction of other closing conditions. The Corporation has received a letter from Intelsat, Ltd. (Intelsat) stating that Intelsat has the right, but has not yet elected, to terminate the agreement to acquire World Systems based on the allegation that a bankruptcy filing by WorldCom, a World Systems' customer, among other things, has had or reasonably is expected to have a material adverse effect on the World Systems' business. The Corporation disagrees with Intelsat's statement that the bankruptcy filing gives Intelsat the right to terminate the agreement and has responded accordingly. Consummation of the World Systems and the COMSAT-International transactions are not expected to have a material impact on the Corporation's consolidated results of operations or financial position. The Corporation's ability to identify buyers and complete the sale of the remaining businesses held in discontinued operations by year-end could be adversely affected by current trends and conditions affecting the telecommunications industry generally. The businesses are recorded at estimated fair value less cost to sell at June 30, 2002. Any changes in the estimated fair value will be recorded in future periods as appropriate.

RESULTS OF OPERATIONS

Consolidated Results of Operations

     The Corporation's operating cycle is long-term and involves many types of development and production contracts with varying delivery schedules. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and operating profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Continuing Operations

     The Corporation's consolidated net sales for the second quarter of 2002 were $6.3 billion, an increase of 11 percent over second quarter 2001 sales of $5.7 billion. Sales for the six months

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

ended June 30, 2002 were $12.3 billion, an approximate 17 percent increase over the $10.4 billion of sales recorded in the comparable 2001 period. Quarter-to-quarter sales increases in the Systems Integration, Aeronautics, and Technology Services operating segments more than offset a decrease at Space Systems. For the six months ended June 30, 2002, as compared to the respective 2001 period, sales increased in all operating segments.

     The Corporation's operating profit (earnings before interest and taxes) for the second quarter of 2002 was $526 million, an increase of 24 percent from the $425 million recorded in the comparable 2001 period before adjusting for the adoption of SFAS No. 142. The Corporation's operating profit for the six months ended June 30, 2002 was $1 billion, an increase of 22 percent from the $818 million recorded in the comparable 2001 period before adjusting for the adoption of SFAS No. 142 and the effects of nonrecurring and unusual items.

     Effective January 1, 2002, the Corporation adopted SFAS No. 142, as discussed more fully in "Note 3 - Adoption of New Accounting Standard." As a result of the adoption, goodwill is no longer amortized. Operating profit for the quarter and six months ended June 30, 2001 included $61 million and $122 million, respectively, of goodwill amortization. Also, the estimated remaining useful life of the Aeronautics segment's contract intangible asset related to the F-16 program was extended from six to ten years, thereby reducing that segment's annual contract intangible amortization expense by $30 million on a pretax basis, or approximately $8 million per quarter. The Corporation completed the initial step of the goodwill impairment test required by SFAS No. 142 and concluded that no adjustment to the balance of goodwill at the date of adoption was required.

     There were no nonrecurring and unusual items in the business segments for the quarter or six months ended June 30, 2002, or in the second quarter of 2001. Continuing operations for the first six months of 2001 included two nonrecurring and unusual items, as follows:

                                                                                                 Earnings
                                                                Operating           Net         (loss) per
                                                              profit (loss)   earnings (loss)  diluted share
                                                              -------------   ---------------  -------------
                                                                    (In millions, except per share data)
Quarter and six months ended June 30, 2002; Quarter ended
June 30, 2001
  None
Six Months ended June 30, 2001
  Sale of surplus real estate /(1)/                               $   111         $    72         $   0.17
  Impairment charge related to
    Americom Asia-Pacific /(2)/                                      (100)            (65)           (0.15)
                                                                  -------         -------         --------
                                                                  $    11         $     7         $   0.02
                                                                  =======         =======         ========

/(1)/ In the first quarter of 2001, the Corporation recognized a gain related to the Space Systems segment's sale of certain property in Sunnyvale, California for approximately $185 million in cash.
/(2)/ Also during the first quarter of 2001, the Corporation recorded a charge related to impairment of its investment in Americom Asia-Pacific, LLC, a joint venture in which it holds a 50 percent interest. The charge was recorded due to an other than temporary decline in the value of the Corporation's investment.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     Adjusting operating profit for the three and six month periods ended June 30, 2001 for the impact of adopting SFAS No. 142 as discussed above and excluding nonrecurring and unusual items, the operating profit for these periods would have been $493 million and $944 million, respectively, compared to $526 million and $1 billion recorded in the comparable 2002 periods. As adjusted, this reflects increases in operating profit of seven percent and six percent for the quarter and six month periods ended June 30, 2002 over the respective 2001 periods. Quarter-to-quarter operating profit increases in the Space Systems, Aeronautics, Technology Services and Corporate and Other segments more than offset a slight decrease in the Systems Integration segment. For the six months ended June 30, 2002, as compared to the respective 2001 period, operating profit increased in all segments.

     Interest expense of $145 million and $293 million for the three and six months ended June 30, 2002, respectively, was lower by $35 million and $84 million than the comparable periods in 2001 primarily as a result of the reduction in the Corporation's debt.

     The effective income tax rates for the quarter and year-to-date periods ended June 30, 2002 were eight percent and 19 percent, respectively. These rates included the benefit of a settlement on a research and development (R&D) tax credit claim which decreased second quarter 2002 income tax expense by $90 million. Excluding the impact of this R&D tax credit, the effective income tax rate for both the quarter and year-to-date periods ended June 30, 2002 was 31 percent. The effective income tax rates for the quarter and year-to-date periods ended June 30, 2001 were 39 percent and 37 percent, respectively. The reduction in the effective tax rate during the 2002 periods, as compared to 2001, primarily resulted from non-deductible goodwill no longer being amortized for financial statement purposes following the Corporation's adoption of SFAS No.
142. The effective rate for 2002 was lower than the statutory rate of 35% primarily due to tax benefits related to export sales and the realization of tax savings initiatives.

     Earnings from continuing operations for the second quarter of 2002 were $351 million ($0.78 per diluted share) compared to $150 million ($0.34 per diluted share) reported in the second quarter of 2001. As discussed previously, earnings from continuing operations for the second quarter of 2002 included the one-time impact of an R&D tax credit which increased 2002 earnings from continuing operations by $90 million ($0.20 per diluted share). Excluding the R&D tax credit, earnings from continuing operations in the second quarter of 2002 were $261 million ($0.58 per diluted share). Adjusting for the adoption of SFAS No. 142 as discussed above, earnings from continuing operations for the second quarter of 2001 would have been $213 million ($0.49 per diluted share).

     Earnings from continuing operations for the six months ended June 30, 2002 were $575 million ($1.28 per diluted share), which also included the aforementioned R&D tax credit. Excluding the R&D tax credit, earnings from continuing operations in the six months ended June 30, 2002 were $485 million ($1.08 per diluted share). Earnings from continuing operations for the six months ended June 30, 2001 were $276 million ($0.64 per diluted share) and included the after-tax impact of two nonrecurring and unusual items, which increased 2001 earnings from continuing operations by $7 million ($0.02 per diluted share). Excluding such items and adjusting for the adoption of SFAS No. 142, earnings from continuing operations for the six months ended June 30, 2001 would have been $385 million ($0.89 per diluted share).

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Discontinued Operations

     The Corporation reported losses from discontinued operations of $12 million ($0.03 per diluted share) and $6 million ($0.01 per diluted share) for the quarters ended June 30, 2002 and 2001, respectively. For the six month periods, the net losses from discontinued operations were $18 million ($0.04 per diluted share) for 2002 and $27 million ($0.06 per diluted share) for 2001.

Net Earnings

     The Corporation reported net earnings of $339 million ($0.75 per diluted share) and $144 million ($0.33 diluted per share) for the quarters ended June 30, 2002 and 2001, respectively. Adjusting for the adoption of SFAS No. 142 as discussed above, net earnings for the second quarter of 2001 would have been $207 million ($0.48 per diluted share). For the six month periods, the net earnings were $557 million ($1.24 per diluted share) for 2002 and $249 million ($0.58 per diluted share) for 2001. Excluding the effects of the nonrecurring and unusual items recorded in 2001, and adjusting for the adoption of SFAS No. 142, net earnings for the six months ended June 30, 2001 would have been $358 million ($0.83 per diluted share).

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

     The following table displays the impact of the nonrecurring and unusual items presented earlier on each segment's operating profit (loss) for each of the periods presented:

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                           2002         2001        2002         2001
                                                           ----         ----        ----         ----
                                                                          (In millions)

Nonrecurring and unusual items -
   profit (loss):
       Systems Integration                              $    --      $     --     $     --     $     --
       Space Systems                                         --            --           --          111
       Aeronautics                                           --            --           --           --
       Technology Services                                   --            --           --           --
       Corporate and Other                                   --            --           --         (100)
                                                        -------      --------     --------     --------
                                                        $    --      $     --     $     --     $     11
                                                        =======      ========     ========     ========

     In order to make the following discussion of significant operating results of each business segment more understandable, the effects of these nonrecurring and unusual items have been excluded. The Space Systems and Aeronautics segments generally include fewer programs that are substantially larger in terms of sales and operating results than those included in

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

the other segments. Accordingly, due to the large number of comparatively smaller programs in the Systems Integration and Technology Services segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments.

Systems Integration

     Net sales for the Systems Integration segment were $2.2 billion and $4.3 billion for the quarter and six months ended June 30, 2002, respectively, representing increases of four percent and seven percent from sales recorded in the comparable 2001 periods. For the quarter, approximately $105 million of the increase in sales over the comparable 2001 period is attributable to the segment's Missiles & Fire Control line of business as a result of higher volume on certain tactical missile programs and the Theater High Altitude Area Defense (THAAD) program. This increase was partially offset by an approximate $30 million decrease in the segment's Systems Integration-Owego line of business primarily due to lower platform integration activities. The remainder of the fluctuation between periods is primarily attributable to increased sales in the segment's Naval Electronic and Surveillance Systems line of business, mainly due to higher volume on surface system programs. For the first six months of 2002 as compared to the respective 2001 period, approximately $295 million of the increase in sales is attributable to the segment's Missiles & Fire Control line of business as a result of higher volume on the same programs mentioned above. This increase was partially offset by an approximate $85 million decrease in the segment's Systems Integration-Owego line of business. Increased sales of approximately $75 million in the segment's Naval Electronic and Surveillance Systems line of business as a result of higher volume on the same programs mentioned above accounted for the majority of the remaining increase between the six month periods.

     Operating profit for the segment decreased by $1 million and increased by $2 million for the quarter and six months ended June 30, 2002, respectively, from the $236 million and $452 million recorded in comparable 2001 periods. During the second quarter of 2002, as compared to the respective 2001 period, increased operating profit at Missiles & Fire Control, primarily on certain tactical missile programs, was offset by decreased operating profit in distribution technologies at Systems Integration-Owego and on certain undersea programs at Naval Electronics and Surveillance Systems. For the six months of 2002 as compared to the comparable 2001 period, increases in certain tactical missile programs at Missiles & Fire Control were offset by distribution technologies decreases at Systems Integration-Owego. While net sales increased in both periods, margins were also reduced by the decline in volume on mature production programs and by higher volume on development programs in the comparative periods.

Space Systems

     Net sales for the Space Systems segment were $1.8 billion and $3.7 billion for the quarter and six months ended June 30, 2002, respectively, representing a decline of one percent and an increase of 13 percent from the sales recorded in the comparable 2001 periods. The second quarter decreases in commercial space programs more than offset increases in government space programs. The approximate $90 million decrease in commercial space is primarily attributable to a reduction in launch vehicle activities, with one commercial launch in the current quarter compared to three in the second quarter of 2001. The approximate $65 million increase in government space is mainly due to higher volumes on government satellite development programs and ground systems activities partially offset by declines in volume on government launch vehicle programs.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     The increase in net sales for the six months ended June 30, 2002 resulted from higher volumes in both commercial space programs and government space programs. The approximate $190 million increase in commercial space is primarily attributable to higher launch vehicle activities, with four commercial launches in the first six months of 2002 compared to three during the comparable 2001 period. In government space programs, increases of approximately $280 million in government satellite and ground system activities more than offset declines in volume of approximately $50 million on government launch vehicle programs.

     Space Systems operating profit was $122 million and $244 million for the quarter and six months ended June 30, 2002, respectively, representing increases of five percent and 20 percent over the operating profit recorded in the comparable 2001 periods. For the quarter, commercial space losses declined by approximately $20 million compared to the prior year primarily due to commercial satellite programs. Reduced profit from lower volume on government launch vehicle programs and lower margins on government satellite development programs accounted for approximately $25 million of the decrease in operating profit for government space programs. In both periods, operating profit included the adverse effects of adjustments recorded to reflect the continued industry-wide oversupply and further deterioration of pricing in the commercial launch market. As a result, in the second quarter of 2002, operating profit was reduced by approximately $35 million, net of favorable contract adjustments of $20 million. Adjustments of approximately $40 million were recorded in the comparable 2001 period.

     The increase in operating profit for the six months ended June 30, 2002 is primarily attributable to reduced losses in commercial space that more than offset lower operating profit in government space programs. Commercial space losses declined by approximately $95 million primarily due to the timing of satellite deliveries and the absence of a $40 million loss provision recorded in the first quarter of 2001 on certain commercial satellite contracts. There was also one additional launch in the first six months of 2002 as compared to the respective period in 2001. In each period, comparable adjustments for market and pricing pressures were recorded as a result of the continuing overcapacity in the commercial launch vehicle market. As in the quarter, the approximate $60 million 2002 year-to-date decrease in government space is primarily due to the reduced volume on government launch vehicle programs and lower margins on government satellite development programs.

Aeronautics

     Net sales for the Aeronautics segment were $1.5 billion and $2.9 billion for the quarter and six months ended June 30, 2002, respectively, representing increases of 46 percent and 51 percent from the sales recorded in the comparable 2001 periods. Increases of approximately $460 million for the quarter and $930 million for the six months ended June 30, 2002 as compared to the respective 2001 periods were attributable to increases in Combat Aircraft and Air Mobility programs. The initial ramp-up of F-35 (Joint Strike Fighter) System Development & Demonstration activities and higher volume on F-16 and F-22 programs contributed approximately $235 million and $450 million to the quarter-to-quarter and year-over-year increases in Combat Aircraft programs. Increased deliveries of C-130Js drove the majority of the approximate $190 million and $410 million increases in the quarter-to-quarter and year-over-year increases in Air Mobility programs. In the second quarter of 2002 there were three C-130J deliveries as contrasted with no deliveries in the respective 2001 period. On a year-to-date basis, there were five C-130J deliveries compared to no deliveries for the same period in 2001.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     Operating profit for the quarter and year-to-date periods in 2002 was $127 million and $234 million, respectively, representing increases of 32 percent and 28 percent from the operating profit recorded in the comparable 2001 periods. Increases attributable to the higher volumes on F-16 and other Combat Aircraft programs of approximately $30 million for the quarter and $45 million for the six months ended June 30, 2002 as compared to the respective 2001 periods, accounted for the majority of the increases in operating profit. The increase in C-130J deliveries did not impact operating profit for the comparative periods due to the previously reported suspension of earnings recognition on the program. Margins were lower due to the C-130J deliveries combined with increased volume on F-35 and F-16 aircraft development activities.

Technology Services

     Net sales of the Technology Services segment were $711 million and $1.4 billion, for the quarter and six months ended June 30, 2002, respectively, representing increases of nine percent and 12 percent from the sales recorded in the comparable 2001 periods. For the quarter, the increase in sales was primarily attributable to an approximate $95 million growth in volume in the government information technology and military aircraft lines of business. This growth was partially offset by approximately $45 million in lower sales on commercial information technology and NASA programs. The year-to-date sales increase is mainly the result of increased volume of approximately $170 million on government information technology programs. This sales growth was partially offset by an approximate $50 million decrease resulting from declines in volume on commercial information technology and NASA programs.

     Operating profit for the segment was $43 million and $83 million for the quarter and six months ended June 30, 2002, respectively, representing increases of 23 percent and 19 percent from operating profit recorded in the comparable 2001 periods. In both periods the operating profit increased mainly due to the higher volume of government information technology programs and improved performance on commercial information technology programs, partially offset by lower operating profit on energy related contracts.

Corporate and Other

     Excluding amortization of $68 million and $137 million from the quarter and six months ended June 30, 2001 results relating to the adoption of SFAS No. 142 discussed previously, operating profit for the Corporate and Other segment decreased by $11 million and $51 million for the quarter and six months ended June 30, 2002 from the $10 million and $36 million recorded in the comparable 2001 periods. The decline in operating profit for both the quarter and year-to-date periods is primarily the result of lower interest income and an increase in corporate expenses, primarily in stock-based deferred compensation costs, partially offset by increased equity earnings from investments.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2002, $1.5 billion of cash was provided by operating activities, compared to $1.2 billion during the first six months of 2001. Each period includes the impact of earnings from continuing operations, adjusted for noncash depreciation and amortization, changes in operating assets and liabilities, and significant advances received on international F-16 fighter aircraft contracts (net of payments to subcontractors and other disbursements). The 2002 amount also includes the receipt from a settlement on a research and development tax credit claim. The 2001 amount includes

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

pretax proceeds from sales of surplus real estate and a cash distribution received from Intelsat in the second quarter of 2001. These increases were partially offset by income tax payments made in 2001 related to the divestiture activities in 2000.

     Net cash used for investing activities during the first six months of 2002 was $241 million as compared to $281 million used during the comparable 2001 period. The 2002 amount includes $261 million for additions to property, plant and equipment. This outflow was partially offset by net proceeds of $20 million, consisting of proceeds from the March 2002 sale of COMSAT Mobile Communications and proceeds from property dispositions, offset by payments related to the 2001 acquisition of OAO Corporation. The 2001 amount included $193 million used for additions to property, plant and equipment. Further outflows in 2001 were attributable to additional equity investments in Astrolink International, LLC and Intelsat of approximately $130 million and $30 million, respectively. These outflows were partially offset by approximately $70 million received from property dispositions.

     Net cash provided by financing activities in the first six months of 2002 was $210 million as compared to $1.2 billion used during the comparable 2001 period. The 2002 amount includes approximately $385 million in common stock proceeds, primarily from the exercise of employee stock options, partially offset by $99 million in dividend payments and $76 million in net debt repayments. The 2001 amount includes approximately $1.2 billion in net debt repayments and $96 million in dividend payments, partially offset by $64 million in common stock proceeds, primarily from the exercise of employee stock options.

     Total debt, including short-term borrowings, decreased by approximately $62 million during the first six months of 2002 from approximately $7.5 billion at December 31, 2001. This decrease was primarily attributable to the payment of debt maturities. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At June 30, 2002, the Corporation held cash and cash equivalents of $2.4 billion. Total stockholders' equity was $7.4 billion at June 30, 2002, an increase of $951 million from the December 31, 2001 balance. This increase resulted from employee stock option and ESOP activities of $585 million and net earnings of $557 million, partially offset by dividend payments of $99 million and other comprehensive losses of $92 million. The Corporation's ratio of debt to total capitalization decreased from the 54 percent reported at December 31, 2001 to 50 percent at June 30, 2002.

     At June 30, 2002, the Corporation had in place revolving credit facilities of $1.0 billion and $1.5 billion, which will expire in November 2002 and November 2006, respectively; no borrowings were outstanding.

     The Corporation actively seeks to finance its business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. The Corporation's management continually reviews changes in financial, market and economic conditions to manage the types, amounts and maturities of the Corporation's indebtedness. Periodically, the Corporation may refinance existing indebtedness, vary its mix of variable-rate and fixed-rate debt, or seek alternative financing sources for its cash and operational needs.

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

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

      The Corporation continues to guarantee up to $150 million in borrowings of Space Imaging LLC (Space Imaging), a joint venture in which it holds a 46 percent ownership interest. The amount of borrowings outstanding as of June 30, 2002 for which Lockheed Martin was guarantor was approximately $140 million. These borrowings mature on March 31, 2003. The Corporation's investment in Space Imaging is accounted for under the equity method of accounting. At June 30, 2002, the Corporation's investment in and receivables due from Space Imaging amounted to approximately $60 million. Space Imaging is pursuing its business plan, including assessments relative to future investment in replacement satellites and related financing requirements, and Lockheed Martin, as an investor and partner, is working with its other partners and Space Imaging in this regard. In light of current capital market conditions, there can be no assurance that Space Imaging will be successful in attracting additional outside funding.

     The Corporation has minority investments in the equity securities of several companies, including Intelsat, Inmarsat Ventures plc (Inmarsat), Loral Space & Communications, Ltd. and New Skies Satellites, N.V. For a description of the Corporation's investments in equity securities, including other investments not referenced, see "Note 9 - Investments in Equity Securities" to the Corporation's 2001 Annual Report on Form 10-K.

     The Corporation's ability to realize the value of its investments in equity securities may be affected by the investee's ability to successfully execute its business plans, general market conditions, industry considerations specific to the investee's business, and/or other factors. The Corporation's investments in equity securities are heavily concentrated in the satellite services and telecommunications sectors. The satellite services sector is subject to the effects of the increasing availability of satellite capacity and competition from other forms of telecommunications services, including fiber optic cable and other wireless communication technologies. These factors could adversely affect the market value of the underlying equity securities, and therefore could impact the Corporation's earnings in the periods if affected by those events.

     In 2000, Congress passed the Open-market Reorganization for the Betterment of International Telecommunications Act (the ORBIT Act) that, among other measures, established deadlines for completion of the initial public offerings by Intelsat and Inmarsat. Under the ORBIT Act, Intelsat and Inmarsat must complete their initial public offerings by December 31, 2002, provided that Inmarsat may petition the Federal Communications Commission (FCC) for an extension until June 30, 2003 pursuant to an amendment passed in 2001. If those deadlines are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for certain services. If this were to occur, the value of Corporation's investment in those entities could be adversely affected. FCC restrictions on U.S. market access to Intelsat, if imposed, also would adversely affect the World Systems line of business, acquired in connection with the Corporation's merger with COMSAT Corporation. World Systems resells Intelsat capacity and currently is held in discontinued operations. Current trends and market conditions in the telecommunications industry, including recent bankruptcy filings by some carriers, and in the securities markets, may make it difficult for Intelsat or Inmarsat to complete their initial public offerings by the prescribed ORBIT Act deadlines. In July

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

2002, the U.S. Senate passed legislation to extend the deadline for Intelsat to complete its initial public offering to December 31, 2003, or June 30, 2004 if approved by the FCC. The Corporation's investments in Intelsat and Inmarsat were $1.25 billion and $270 million, respectively, at June 30, 2002.

OTHER MATTERS

     The Corporation's primary exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include commercial paper and fixed-rate long-term debt. At June 30, 2002, the Corporation had no commercial paper outstanding. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation uses interest rate swaps to manage its exposure to fixed and variable interest rates. At the end of the second quarter of 2002, the Corporation had agreements in place to swap fixed interest rates on approximately $920 million of its long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed-rate debt instruments. At June 30, 2002, the fair values of interest rate swap agreements outstanding totaled approximately $9 million. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. The interest rate swaps create a market exposure to changes in the LIBOR rate. To the extent that the LIBOR index upon which the swaps are based increases or decreases by 1%, the Corporation's interest expense would increase or decrease by $9 million on a pretax basis. Changes in swap rates would affect the market value of the agreements, but such changes in value would be offset by changes in value of the underlying debt obligations. A 1% rise in swap rates from those prevailing at June 30, 2002 would result in a decrease in market value of approximately $15 million. A 1% decline would increase the market value by a like amount.

     The Corporation uses forward foreign exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At June 30, 2002, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter and six month periods then ended, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

     The Technology Services segment has a business unit which provides services to the government of Argentina. At June 30, 2002, the Corporation had investments in and advances to the business unit totaling approximately $60 million. With regard to this business unit, the Corporation does not expect that the current economic situation in Argentina, including the devaluation of the Argentine peso, will have a material impact on the Corporation's results of operations, cash flows or financial position.

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

     In 1992, the Corporation entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). Lockheed Martin owns 51 percent of LKEI. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with the Corporation and LKEI each holding a 50 percent ownership. ILS was formed to market commercial Atlas and Proton launch services worldwide. The Corporation consolidates the results of operations of LKEI and ILS into its financial statements. Contracts for Proton launch services typically provide for substantial advances from the customer in advance of launch, and a sizable percentage of these advances are forwarded to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer in Russia, to provide for the manufacture of the related launch vehicle. Significant portions of such advances would be required to be refunded to each customer if the contracted launch services could not be provided. At June 30, 2002, $441 million related to launches not yet provided was included in customer advances and amounts in excess of costs incurred, and $605 million of payments to Khrunichev for launches both under contract and not under contract was included in inventories. The Corporation's ability to realize such amounts included in inventories may be affected by Khrunichev's ability to provide the related launch services, the political environment in Russia, and demand for commercial launch vehicles. Through June 30, 2002, launch services provided through LKEI and ILS have been in accordance with contract terms.

     The Corporation has entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of RD-180 booster engines for use in two models of the Corporation's Atlas launch vehicle. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $44 million of payments made under this agreement for engines not yet delivered were included in the Corporation's inventories at June 30, 2002.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, forecast and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Corporation's forward-looking statements and actual performance: the ability to obtain or the timing of obtaining future government awards; the availability of government funding and customer requirements both domestically and internationally; changes in government or customer priorities due to program reviews or revisions to strategic objectives (including changes in priorities to respond to terrorist threats or to improve homeland security); the termination of programs or contracts for convenience by customers; difficulties in developing and producing operationally advanced technology systems; launch failures and potential problems that might result, including potential loss of future or existing orders; the ability to procure insurance to cover operational and contractual risks, including launch and satellite failures, on commercially reasonable terms; the competitive environment (including continued pricing pressures associated with commercial satellites and launch services); economic business and political conditions both domestically and internationally; government import and export policies; program performance and the timing of contract payments (including the ability to perform fixed-price contracts within

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

estimated costs, subcontractor performance, and the timing of product deliveries and customer acceptance); the level of returns on pension and retirement plan assets; and the outcome of contingencies (including completion of acquisitions and divestitures, litigation and environmental remediation efforts). The Corporation's ability to monetize assets or businesses placed in discontinued operations will depend upon market and economic conditions, negotiation of acceptable terms with prospective purchasers and other factors, and may require receipt of regulatory or governmental approvals. Realization of the value of the Corporation's investments in equity securities, or related equity earnings for a given period, may be affected by the investee's ability to obtain adequate funding and execute its business plan, general market conditions, industry considerations specific to the investee's business, and/or other factors. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussions of "Competition and Risk," "Government Contracts and Regulations," and "Industry Considerations" on pages 11 through 12, pages 13 through 14 and pages 28 through 31, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 26 of this Form 10-Q; "Note 2 - Exit From the Global Telecommunications Services Business," "Note 3 - Adoption of New Accounting Standard" and "Note 6 - Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 6 through 7, pages 7 through 8 and pages 10 through 12, respectively, of this Form 10-Q; and
Part II - Item 1, "Legal Proceedings" on pages 27 through 28 of this Form 10-Q.

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

     The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. For the U.S. Government investigations described in the Corporation's Form 10-K and below, it is too early for Lockheed Martin to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial position.

     As previously reported, a consolidated class action complaint has been filed against the Corporation and certain of its officers and directors in the United States District Court for the Central District of California, In re Lockheed Martin Corporation Securities Litigation. See the Corporation's Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. On July 22, 2002, the district court granted our motion to dismiss the second amended consolidated complaint in that proceeding. In general, the court found that the plaintiffs had failed to plead facts sufficient to demonstrate that the Corporation knew that the alleged false statements were false when made. Specifically, the court dismissed with leave to amend the complaint's allegations that the Corporation publicly announced false or misleading expectations about anticipated results in a variety of areas, including the sale of F-16 aircraft to a foreign government in 1998, expected deliveries of C-130J aircraft in 1998, and earnings projections. The court also dismissed with leave to amend allegations that certain individual defendants engaged in illegal insider trading. The court dismissed without leave to amend the complaint's allegations that the Corporation made false statements regarding the expected number of satellite launches in 1998, and anticipated savings projections from cost-cutting programs.

     On June 17, 2002, the Corporation was served with a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena seeks documents relating to the activities of an international sales agent engaged by a business unit of the Corporation in connection with the sale of synthetic aperture radars to the government of Korea in 1996. We are cooperating with the Government's investigation.

     On May 2, 2002, the U.S. Environmental Protection Agency (EPA) issued a notice alleging that the Corporation had been out of compliance during portions of 2000 and 2001 with certain terms and conditions of the Burbank Operable Unit consent decrees concerning the operation of the groundwater pump-and-treat system constructed by the Corporation. The notice sought to assess $1.3 million in stipulated penalties against the Corporation. The Corporation disputes the EPA's allegation that it was out of compliance and has invoked the dispute resolution provisions

                           Lockheed Martin Corporation
                     Part II - Other Information (continued)

of the consent decrees. In response to the Corporation's initial submission in the dispute resolution process, the EPA has unilaterally reduced its proposed penalty to $460,500. The Corporation is continuing to dispute the proposed assessment through the dispute resolution process.

     In addition, see the "Legal Proceedings" section of the Form 10-K for a description of previously reported matters.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 25, 2002, the Corporation held its Annual Meeting of Stockholders. A description of matters voted upon by stockholders at this meeting, and the results of such votes, were disclosed in Item 4 of Lockheed Martin Corporation's Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 3, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     1.  Exhibit 10.1      Amendment to Lockheed Martin Corporation Nonqualified
                           Retirement Plans

     2.  Exhibit 12.       Lockheed Martin Corporation Computation of Ratio of
                           Earnings to Fixed Charges for the six months ended
                           June 30, 2002.

     3.  Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

     4.  Exhibit 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

(b)  Reports on Form 8-K filed in the second quarter of 2002.

     None.

(c)  Reports on Form 8-K filed subsequent to the second quarter of 2002.

     None.

                           LOCKHEED MARTIN CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LOCKHEED MARTIN CORPORATION
                                               ---------------------------
                                               (Registrant)

Date:       August 8, 2002                     by: /s/Rajeev Bhalla
      --------------------------                   ----------------
                                                   Rajeev Bhalla
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)