Form 10-Q
period 2002-09-30
LOCKHEED MARTIN CORP
filed 2002-11-08
CIK 936468

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                               ------------------
                         Commission file number 1-11437
                                                -------

                           LOCKHEED MARTIN CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                MARYLAND                                   52-1893632
-----------------------------------------        -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)


6801 ROCKLEDGE DRIVE, BETHESDA, MD                         20817
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (301) 897-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES     X       NO _______
                                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding as of October 31, 2002
------------------------------------     ----------------------------------
     Common stock, $1 par value                     456,079,806

                           LOCKHEED MARTIN CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                  -------------

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
Part I.      Financial Information

     Item 1.    Financial Statements

       Unaudited Condensed Consolidated Statement of Earnings -
         Three Months and Nine Months Ended September 30, 2002 and 2001 .......................           4

       Unaudited Condensed Consolidated Statement of Cash Flows -
         Nine Months Ended September 30, 2002 and 2001 ........................................           5

       Unaudited Condensed Consolidated Balance Sheet -
         September 30, 2002 and December 31, 2001 .............................................           6

       Notes to Unaudited Condensed Consolidated Financial Statements .........................           7

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .........................................          18

     Item 3.    Quantitative and Qualitative Disclosure of Market Risk ........................          31

     Item 4.    Controls and Procedures .......................................................          32

Part II.     Other Information

     Item 1.    Legal Proceedings .............................................................          34

     Item 6.    Exhibits and Reports on Form 8-K ..............................................          35

Signatures ....................................................................................          37

Management Certifications .....................................................................          38

Exhibit 10.1 Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended effective October 1, 2002

Exhibit 10.2 Lockheed Martin Corporation Directors Equity Plan, as amended effective October 24, 2002

Exhibit 10.3 Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended effective October 24, 2002

                           LOCKHEED MARTIN CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                  -------------

                                INDEX (continued)

Exhibit 10.4 Lockheed Martin Corporation Directors Deferred Stock Plan, as amended effective October 24, 2002

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I.  Financial Information

Item 1. Financial Statements

                           Lockheed Martin Corporation
             Unaudited Condensed Consolidated Statement of Earnings

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                 2002          2001       2002         2001
                                                 ----          ----       ----         ----
                                                    (In millions, except per share data)
Net sales                                      $ 6,542       $ 6,221    $ 18,798    $ 16,656
Cost of sales                                    5,989         5,783      17,324      15,469
                                               -------       -------    --------    --------

Earnings from operations                           553           438       1,474       1,187
Other income (expense), net                         23          (380)        102        (311)
                                               -------       -------    --------    --------

                                                   576            58       1,576         876
Interest expense                                   147           172         440         549
                                               -------       -------    --------    --------

Earnings (loss) from continuing operations
   before income taxes                             429          (114)      1,136         327
Income tax expense (benefit)                       129           (27)        261         138
                                               -------       -------    --------    --------

Earnings (loss) from continuing operations         300           (87)        875         189
(Loss) earnings from discontinued operations       (10)          300         (28)        273
                                               -------       -------    --------    --------

Net earnings                                   $   290       $   213    $    847    $    462
                                               =======       =======    ========    ========

Earnings (loss) per common share:
---------------------------------

   Basic:
         Continuing operations                 $  0.67       $ (0.20)   $   1.97    $   0.45
         Discontinued operations                 (0.02)         0.70       (0.06)       0.64
                                               -------       -------    --------    --------
                                               $  0.65       $  0.50    $   1.91    $   1.09
                                               =======       =======    ========    ========
   Diluted:
         Continuing operations                 $  0.66       $ (0.20)   $   1.94    $   0.44
         Discontinued operations                 (0.02)         0.70       (0.06)       0.63
                                               -------       -------    --------    --------
                                               $  0.64       $  0.50    $   1.88    $   1.07
                                               =======       =======    ========    ========

Cash dividends declared per common share       $  0.11       $  0.11    $   0.33    $   0.33
                                               =======       =======    ========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
            Unaudited Condensed Consolidated Statement of Cash Flows

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2002       2001
                                                                  -------    -------
                                                                    (In millions)
Operating Activities:
Earnings from continuing operations                               $   875    $   189
   Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
       (Loss) earnings from discontinued operations                   (28)       273
       Depreciation and amortization                                  403        600
       Changes in operating assets and liabilities:
           Receivables                                                319        289
           Inventories                                                756        446
           Accounts payable                                          (312)      (216)
           Customer advances and amounts in excess
                of costs incurred                                     138        681
           Other                                                      577        (68)
                                                                  -------    -------

Net cash provided by operating activities                           2,728      2,194
                                                                  -------    -------

Investing Activities:
Expenditures for property, plant and equipment                       (396)      (312)
Acquisitions / investments in affiliated companies                    (88)      (235)
Sale of Lockheed Martin IMS Corporation                                --        825
Proceeds from other divestitures                                       84         50
Other                                                                  55         96
                                                                  -------    -------

Net cash (used for) provided by investing activities                 (345)       424
                                                                  -------    -------

Financing Activities:
Net decrease in short-term borrowings                                  --        (12)
Net repayments related to long-term debt                              (87)    (2,289)
Issuances of common stock                                             431        123
Common stock dividends                                               (149)      (144)
                                                                  -------    -------

Net cash provided by (used for) financing activities                  195     (2,322)
                                                                  -------    -------

Net increase in cash and cash equivalents                           2,578        296
Cash and cash equivalents at beginning of period                      912      1,505
                                                                  -------    -------

Cash and cash equivalents at end of period                        $ 3,490    $ 1,801
                                                                  =======    =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
                      Condensed Consolidated Balance Sheet

                                                                   (Unaudited)
                                                                  September 30,     December 31,
                                                                      2002              2001
                                                                  ------------      -----------
                                                                          (In millions)
Assets
Current assets:
   Cash and cash equivalents                                      $      3,490       $      912
   Receivables                                                           3,730            4,049
   Inventories                                                           2,254            3,140
   Deferred income taxes                                                 1,524            1,566
   Assets of businesses held for sale                                      508              638
   Other current assets                                                    441              473
                                                                  ------------       ----------
         Total current assets                                           11,947           10,778
                                                                  ------------       ----------

Property, plant and equipment                                            3,153            2,991
Investments in equity securities                                         1,751            1,884
Intangible assets related to contracts and programs acquired               846              939
Goodwill                                                                 7,371            7,371
Prepaid pension cost                                                     2,230            2,081
Other assets                                                             1,621            1,610
                                                                  ------------       ----------
                                                                  $     28,919       $   27,654
                                                                  ============       ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                               $      1,107       $    1,419
   Customer advances and amounts in excess of costs incurred             5,140            5,002
   Salaries, benefits and payroll taxes                                  1,146            1,100
   Income taxes                                                            228               63
   Current maturities of long-term debt                                    763               89
   Liabilities of businesses held for sale                                 328              387
   Other current liabilities                                             1,545            1,629
                                                                  ------------       ----------
         Total current liabilities                                      10,257            9,689
                                                                  ------------       ----------

Long-term debt                                                           6,693            7,422
Post-retirement benefit liabilities                                      1,572            1,565
Deferred income taxes                                                      950              992
Other liabilities                                                        1,747            1,543

Stockholders' equity:
   Common stock, $1 par value per share                                    455              441
   Additional paid-in capital                                            2,799            2,142
   Retained earnings                                                     4,659            3,961
   Unearned ESOP shares                                                    (58)             (84)
   Accumulated other comprehensive loss                                   (155)             (17)
                                                                  ------------       ----------
         Total stockholders' equity                                      7,700            6,443
                                                                  ------------       ----------
                                                                  $     28,919       $   27,654
                                                                  ============       ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           Lockheed Martin Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 2002

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies (including its critical accounting policies) set forth in the consolidated financial statements included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, as discussed in "Note 3 - Adoption of New Accounting Standard." In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2002 presentation.

NOTE 2 - EXIT FROM THE GLOBAL TELECOMMUNICATIONS SERVICES BUSINESS

     In December 2001, the Corporation announced the exit from its global telecommunications services business. As a result of this action, the Global Telecommunications segment is no longer reported as a separate business segment.

     The former Global Telecommunications segment businesses retained by the Corporation include the Systems & Technology line of business and the COMSAT General telecommunications business unit, which were realigned within the Space Systems segment, and Enterprise Solutions-U.S., which was realigned within the Technology Services segment. Telecommunications equity investments, including Intelsat, Ltd. (Intelsat), Inmarsat Ventures plc, New Skies Satellites, N.V. (New Skies), ACeS International, Ltd., Americom Asia-Pacific, LLC and other ventures, are now reported as part of the Corporate and Other segment.

     The Corporation adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2001. Accordingly, the results of operations of the businesses held for sale as part of the exit from the telecommunications services business are reported as discontinued operations, net of income taxes, in the Corporation's consolidated statements of operations for all periods presented, and excluded from business segment information. Similarly, their assets and liabilities are separately identified in the consolidated balance sheet as being held for sale. The businesses held for sale at September 30, 2002 are recorded at estimated fair value less cost to sell. Any changes in the estimated fair value will be recorded in future periods as appropriate.

     The following telecommunications businesses are classified as held for sale at September 30, 2002:

     . Satellite Services businesses - COMSAT World Systems (World Systems) and Lockheed Martin Intersputnik (LMI). The Corporation reached agreements to sell World Systems and LMI in the first and third quarters of 2002, respectively. These transactions are subject to regulatory approvals and other closing conditions.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

     . COMSAT International - provides telecommunications network services in Latin America, primarily Argentina and Brazil. The Corporation completed the sale of an 81 percent ownership interest in COMSAT International in October 2002. The transaction is not expected to have a material impact on the Corporation's consolidated results of operations or financial position.

     In the first quarter of 2002, the Corporation completed the sale of COMSAT Mobile Communications. The transaction did not have a material impact on the Corporation's consolidated results of operations or financial position.

     In addition, the Corporation completed the sale of Lockheed Martin IMS Corporation (IMS) in August 2001, resulting in a net gain of $309 million. This gain, as well as the results of IMS' operations for the quarter and nine months ended September 30, 2001, have been classified as discontinued operations in accordance with SFAS No. 144.

NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARD

     The Corporation adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Among other things, the Statement prohibits the amortization of goodwill and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The $7.4 billion of goodwill included on the Corporation's consolidated balance sheet is recorded in the Systems Integration, Space Systems and Technology Services segments. There is no goodwill in the Aeronautics segment. In connection with the guidance in SFAS No. 142, the Corporation evaluated the operating units within the Systems Integration and Space Systems segments and determined the reporting units within the segments based on similarities of the economic characteristics of their lines of business. The Technology Services segment was determined to be a separate reporting unit.

     The Corporation completed the initial step of the goodwill impairment test required by the new rules and concluded that no adjustment to the balance of goodwill at the date of adoption was required. In addition, the Corporation reassessed the estimated remaining useful lives of other intangible assets as part of its adoption of the Statement. As a result of that review, the estimated remaining useful life of the intangible asset related to the F-16 figher aircraft program has been extended from six to ten years, effective January 1, 2002. The critical factors in making this determination included the existing backlog for F-16 deliveries which extends production beyond the original anticipated life, and the Corporation's outlook for potential new orders for the F-16 during the next ten years. This change is expected to decrease annual amortization expense associated with that intangible asset by approximately $30 million on a pretax basis, or approximately $8 million per quarter. The following table provides a reconciliation of reported earnings from continuing operations and related per share amounts for the quarter and nine months ended September 30, 2001 to adjusted amounts which exclude the effects of goodwill amortization and reflect the change in amortization related to the F-16 program for those periods.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                              2002           2001          2002          2001
                                                              ----           ----          ----          ----
                                                                    (In millions, except per share data)
Earnings (loss) from continuing operations:
   As reported                                               $  300        $   (87)        $  875      $   189
   Impact of:
      Goodwill amortization                                      --             62             --          168
      Contract value amortization                                --              5             --           15
                                                             ------        -------         ------      -------
   Adjusted                                                  $  300        $   (20)        $  875      $   372
                                                             ======        =======         ======      =======

Diluted earnings (loss) per share from
 continuing operations:
   As reported                                               $ 0.66        $ (0.20)        $ 1.94      $  0.44
   Impact of:
      Goodwill amortization                                      --           0.14             --         0.38
      Contract value amortization                                --           0.02             --         0.05
                                                             ------        -------         ------      -------
   Adjusted                                                  $ 0.66        $ (0.04)        $ 1.94      $  0.87
                                                             ======        =======         ======      =======

     Intangible assets related to contracts and programs acquired are displayed in the unaudited condensed consolidated balance sheet net of accumulated amortization of $1,333 million and $1,239 million at September 30, 2002 and December 31, 2001, respectively. Amortization expense related to these intangible assets was $31 million and $94 million for the quarter and nine months ended September 30, 2002, respectively, and $38 million and $115 million for the quarter and nine months ended September 30, 2001, respectively.

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

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

     The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,               September 30,
                                                              2002         2001           2002         2001
                                                              ----         ----           ----         ----
                                                                  (In millions, except per share data)
Net earnings:
Earnings (loss) from continuing operations                   $  300        $  (87)      $  875        $  189
Discontinued operations:
  Results of operations from discontinued
     businesses                                                 (10)           (9)         (28)          (36)
  Gain on sale of IMS                                            --           309           --           309
                                                             ------        ------       ------        ------
Net earnings for basic and diluted computations              $  290        $  213       $  847        $  462
                                                             ======        ======       ======        ======

Average common shares outstanding:
Average number of common shares outstanding for basic
    computations                                              448.5         428.0        443.5         425.7
Dilutive stock options                                          7.2            --/(a)/     7.4           4.6
                                                             ------        ------       ------        ------
Average number of common shares outstanding for diluted
    computations                                              455.7         428.0        450.9         430.3
                                                             ======        ======       ======        ======

Earnings (loss) per share:
   Basic:
       Continuing operations                                 $ 0.67        $(0.20)      $ 1.97        $ 0.45
       Discontinued operations:
         Results of operations from discontinued
            businesses                                        (0.02)        (0.02)       (0.06)        (0.08)
         Gain on sale of IMS                                     --          0.72           --          0.72
                                                             ------        ------       ------        ------
                                                             $ 0.65        $ 0.50       $ 1.91        $ 1.09
                                                             ======        ======       ======        ======

   Diluted:
       Continuing operations                                 $ 0.66        $(0.20)      $ 1.94        $ 0.44
       Discontinued operations:
         Results of operations from discontinued
            businesses                                        (0.02)        (0.02)       (0.06)        (0.08)
         Gain on sale of IMS                                     --          0.72           --          0.71
                                                             ------        ------       ------        ------
                                                             $ 0.64        $ 0.50       $ 1.88        $ 1.07
                                                             ======        ======       ======        ======

/(a)/ The average number of common shares used in the calculation of the diluted loss per share from continuing operations has not been adjusted for the effects of 5.2 million dilutive stock options, as such adjustment would have been antidilutive.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 - INVENTORIES

                                                                 September 30,      December 31,
                                                                     2002               2001
                                                                     ----               ----
                                                                          (In millions)
Work in process, commercial launch vehicles                        $    807           $  1,205
Work in process, primarily related to other
 long-term contracts and programs in progress                         4,870              4,279
Less customer advances and progress payments                         (3,928)            (2,931)
                                                                   --------           --------
                                                                      1,749              2,553
Other inventories                                                       505                587
                                                                   --------           --------
                                                                   $  2,254           $  3,140
                                                                   ========           ========

     In the third quarter of 2002, approximately $130 million of work in process inventory related to commercial launch vehicles was reclassified to property, plant and equipment. These assets, which are related to the Corporation's Atlas V program, include the Atlas Space Operations Center, the vehicle integration facility and certain related ground equipment for the program. The reclassification was made in connection with the completion of the facilities and the initial operational status of the Atlas V program. The assets are being depreciated over a period of 10 years.

     Commercial launch vehicle inventories include amounts advanced to Khrunichev State Research and Production Space Center, a Russian manufacturer, of $589 million and $672 million at September 30, 2002 and December 31, 2001, respectively, for the manufacture of Proton launch vehicles and related launch services. In addition, commercial launch vehicle inventories include amounts advanced to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of $44 million and $58 million at September 30, 2002 and December 31, 2001, respectively, for the development and purchase, subject to certain conditions, of RD-180 booster engines used for Atlas launch vehicles.

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

     Environmental matters - The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation's former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation's plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation continues to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation is also coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct preliminary studies of the

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

potential health effects of perchlorate exposure in connection with several sites across the country, including the Redlands site. The results of these studies are intended to assist state and federal regulators in setting appropriate action levels for perchlorates in groundwater. In January 2002, the State of California reduced its provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to four ppb, a move that neither industry nor the Air Force believes is supported by the current studies.

     Although this provisional standard does not create any legally enforceable requirements for the Corporation at this time, the Corporation has developed a preliminary remediation plan that would meet the provisional standard if it were to become final. Because this plan entails a long lead-time for implementation, the Corporation has elected to begin implementing this plan and recognize the increased costs that are associated with the plan. The consolidated balance sheet at September 30, 2002 includes a liability of approximately $185 million representing the Corporation's estimate of the remaining expenditures necessary to implement the remediation and other work at the site over the next 30 years. This amount represents an approximate $100 million increase in the liability since December 31, 2001. As at other sites, the Corporation is pursuing claims against other potentially responsible parties, including the U. S. Government, for contribution to site cleanup costs.

     Since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with the Corporation's former operations in Burbank, California. Among other things, these consent decrees and orders obligate the Corporation to construct and fund the operations of soil and groundwater treatment facilities in Burbank and Glendale, California through 2018 and 2012, respectively; however, responsibility for the long-term operation of these facilities was assumed by the respective localities in 2001. The Corporation has been successful in limiting its financial responsibility for these activities to date to its pro rata share as a result of litigation and settlements with other potentially responsible parties. In addition, under an agreement reached with the U.S. Government in 2000, the Corporation will continue to be reimbursed in an amount equal to approximately 50 percent of future expenditures for certain remediation activities by the U.S. Government in its capacity as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The Corporation has recorded a liability of approximately $60 million representing its estimate of the total expenditures required over the remaining terms of the consent decrees and orders described above, net of the effects of the agreement.

     The Corporation has been conducting remediation activities to address soil and groundwater contamination by chlorinated solvents at its former operations in Great Neck, New York which it acquired as part of its acquisition of Loral Corporation in 1996. This work is being done pursuant to a series of orders and agreements with the New York State Department of Environmental Conservation beginning with a 1991 administrative order entered by Unisys Tactical Defense Systems, a predecessor company at the site. Until now, all of the remediation work associated with this site has been performed on the site itself, but in the third quarter of 2002, the Corporation entered into negotiations with the state of New York to implement an off-site interim remedial measure intended to address an off-site plume of groundwater contamination that was found to be moving more rapidly than originally anticipated. This has led to an increase of approximately $40 million in the projected future costs for the site. Total projected future costs are now estimated to be approximately $60 million through 2025. This amount is included in the consolidated balance sheet at September 30, 2002. As at other sites, the Corporation is pursuing claims against other potentially responsible parties, including the United States, for contribution to site cleanup costs.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

     The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation's financial exposure cannot in all cases be reasonably determined at this time. In addition to the amounts with respect to the Redlands, Burbank, Glendale and Great Neck sites described above, a liability of approximately $155 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

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

     At September 30, 2002 and December 31, 2001, the aggregate amount of liabilities recorded relative to environmental matters was $460 million and $300 million, respectively. The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation's products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other potentially responsible parties, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation's U.S. Government sales and cost of sales.

     Waste remediation contract - In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters, which it sought to remedy through submission of a request for equitable adjustment. To date, the Corporation has been unsuccessful in reaching any agreements with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DoE's direction, terminated the Pit 9 contract for default. As a result, the Corporation filed a lawsuit against the DoE in the Court of Federal Claims challenging and seeking to overturn the default termination and recover its costs, which are included in inventories. Also in 1998, the management contractor, also at the DoE's direction, filed suit against the Corporation in the United States District Court for the District of Idaho seeking, among other things, recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation counterclaimed seeking to overturn the default termination and recover its costs. The Corporation is defending this action in which discovery has been pending since August 1999.

     In 2001, the DoE filed a motion for summary judgment seeking to dismiss the Corporation's complaint on jurisdictional grounds, which the Court of Federal Claims granted, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with jurisdiction over the dispute. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court of Federal Claims. The Corporation does not plan further appeal and will pursue its remedies in its counterclaims in the district court

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

action. The Corporation continues to seek resolution of the Pit 9 dispute through non-litigation means.

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

     Financial data for the nine months ended September 30, 2001 have been reclassified to reflect the elimination of the Corporation's Global Telecommunications segment as discussed more fully in "Note 2 - Exit From the Global Telecommunications Services Business" and to reflect the adoption of SFAS No. 142.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                  2002        2001       2002         2001
                                                  ----        ----       ----         ----
                                                                (In millions)
Selected Financial Data by Business Segment

Net sales
---------
  Systems Integration                           $  2,253    $ 2,237   $    6,586     $   6,282
  Space Systems                                    1,843      1,793        5,496         5,023
  Aeronautics                                      1,668      1,449        4,549         3,362
  Technology Services                                776        734        2,157         1,972
  Corporate and Other                                  2          8           10            17
                                                --------    -------   ----------     ---------
                                                $  6,542    $ 6,221   $   18,798     $  16,656
                                                ========    =======   ==========     =========

Operating profit (loss)/(a)/
-----------------------
  Systems Integration                           $    248    $   246   $      702     $     698
  Space Systems                                      126        128          370           442
  Aeronautics                                        126        125          360           308
  Technology Services                                 48         39          131           109
  Corporate and Other                                 28       (480)          13          (681)
                                                --------    -------   ----------     ---------
                                                $    576    $    58   $    1,576     $     876
                                                ========    =======   ==========     =========

Intersegment sales/(b)/
---------------------
  Systems Integration                           $     82    $    61   $      213     $     171
  Space Systems                                       22         17           62            57
  Aeronautics                                          8         12           21            40
  Technology Services                                154        194          526           541
  Corporate and Other                                 18         40           57           111
                                                --------    -------   ----------     ---------
                                                $    284    $   324   $      879     $     920
                                                ========    =======   ==========     =========

                                                                   September 30,  December 31,
                                                                        2002          2001
                                                                        ----          ----
                                                                          (In millions)
Customer advances and amounts in excess of
------------------------------------------
    costs incurred
    --------------
  Systems Integration                                               $    869        $    797
  Space Systems                                                        1,482           1,784
  Aeronautics                                                          2,785           2,406
  Technology Services                                                      4              15
                                                                    --------        --------
                                                                    $  5,140        $  5,002
                                                                    ========        ========

(a) With respect to the adoption of SFAS No. 142, amounts previously included in segment operating results for the quarter and nine months ended September 30, 2001, respectively, were as follows: Systems Integration - $43 million and $128 million; Space Systems - $9 million and $28 million; Aeronautics - $8 million and $23 million; Technology Services - $3 million and $9 million; and Corporate and Other - $5 million and $17 million.

(b) Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit (loss) amounts presented above.

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 8 - OTHER

     In the second quarter of 2002, the Corporation settled a research and development (R&D) tax credit claim and received a refund of $117 million for the years 1982 through 1988. The settlement was recorded as a reduction of the Corporation's second quarter income tax expense, and increased earnings from continuing operations for the nine months ended September 30, 2002 by $90 million ($0.20 per diluted share).

     The Corporation received net federal and foreign income tax refunds, including the R&D tax credit refund discussed above, of $121 million for the nine months ended September 30, 2002, and made federal and foreign income tax payments, net of refunds received, of $345 million for the same period in 2001.

     The Corporation's total interest payments were $332 million and $450 million for the nine months ended September 30, 2002 and 2001, respectively.

     The components of comprehensive income for the three month and nine month periods ended September 30, 2002 and 2001 consisted of the following:

                                                           Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                           2002         2001         2002         2001
                                                           ----         ----         ----         ----
                                                                          (In millions)
Net earnings                                              $  290       $   213       $  847      $   462
Other comprehensive (loss) income:
  Net foreign currency translation adjustments                (3)          (17)         (35)         (26)
  Net unrealized (loss) gain from
    available-for-sale investments, primarily
    Loral Space and New Skies                                (27)           11         (104)         (35)
  Reclassification adjustment due to
    realization of loss on Loral Space
    investment                                                --           151           --          151
  Net unrealized (loss) gain from hedging
    activities                                               (16)            1            1            6
                                                          ------       -------       ------      -------
                                                             (46)          146         (138)          96
                                                          ------       -------       ------      -------

Comprehensive income                                      $  244       $   359       $  709      $   558
                                                          ======       =======       ======      =======

     In October 2002, the Corporation announced that a new share repurchase authority had been authorized which provides for the repurchase of up to 23 million shares of its common stock from time-to-time if market and business conditions warrant. Under the authority, management has discretion to determine whether to purchase shares, the number and price of shares to be repurchased, and the timing of any repurchases. The authority replaced a prior repurchase plan which had been authorized in 1995.

     New accounting pronouncements adopted - In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, the Statement generally prohibits the classification of gains or losses from the early extinguishment of debt as extraordinary items, and therefore rescinds the previous requirement to do so. Gains and losses from prior early debt extinguishments are required to be reclassified. The Statement is not required to be implemented until 2003, though earlier application is encouraged. In the third

                           Lockheed Martin Corporation
   Notes to Unaudited Condensed Consolidated Financial Statements (continued)

quarter of 2002, the Corporation elected to adopt the Statement and, accordingly, reclassified the $36 million extraordinary item recognized in the third quarter of 2001 related to the redemption of approximately $117 million of 7% debentures ($175 million at face value) due in 2011. As a result of the reclassification, the loss on the redemption, net of state income tax benefits, of $55 million was included in other income and expenses for the quarter and nine month periods ended September 30, 2001, and the related income tax benefit of $19 million was included in income tax expense for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                               September 30, 2002

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

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the businesses classified as held for sale, including Lockheed Martin IMS Corporation (IMS) which was sold in August 2001, are reported as discontinued operations in the Corporation's consolidated financial statements. As discussed in Note 2, the Corporation has entered into agreements for the proposed sale of COMSAT World Systems (World Systems) and Lockheed Martin Intersputnik (LMI). The Corporation expects to complete the World Systems transaction by the end of 2002 and the LMI transaction in mid-2003, subject to receipt of regulatory approvals and satisfaction of other closing conditions. As previously reported, the Corporation received a letter from Intelsat, Ltd. (Intelsat) in July 2002 stating that Intelsat has the right, but has not yet elected, to terminate the agreement to acquire World Systems based on the allegation that a bankruptcy filing by WorldCom, a World Systems' customer, among other things, has had or reasonably is expected to have a material adverse effect on the World Systems' business. The Corporation disagrees with Intelsat's statement that the bankruptcy filing gives Intelsat the right to terminate the agreement and has responded accordingly. Consummation of the World Systems and LMI transactions is not expected to have a material impact on the Corporation's consolidated results of operations or financial position. The Corporation has either sold or has agreements in place to sell all of the businesses classified as held for sale and included in discontinued operations. The businesses held for sale at September 30, 2002 are recorded at estimated fair value less cost to sell. Any changes in the estimated fair value will be recorded in future periods as appropriate.

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

Continuing Operations

     The Corporation's consolidated net sales for the third quarter of 2002 were $6.5 billion, an increase of five percent over third quarter 2001 sales of $6.2 billion. Sales for the nine months ended September 30, 2002 were $18.8 billion, a 13 percent increase over the $16.7 billion sales recorded in the comparable 2001 period. Sales increased in all business segments except Corporate and Other during both the quarter and nine-months ended September 30, 2002 from the comparable 2001 periods.

     The Corporation's operating profit (earnings before interest and taxes) for the third quarter of 2002 was $576 million, an increase of $518 million from the $58 million recorded in the comparable 2001 period before adjusting for the adoption of SFAS No. 142. The Corporation's operating profit for the nine months ended September 30, 2002 was $1.6 billion, an increase of 80 percent from the $876 million recorded in the comparable 2001 period before adjusting for the adoption of SFAS No. 142 and the effects of nonrecurring and unusual items recorded in the prior-year period.

     Effective January 1, 2002, the Corporation adopted SFAS No. 142, as discussed more fully in "Note 3 - Adoption of New Accounting Standard." The Corporation completed the initial step of the goodwill impairment test required by the new rules and concluded that no adjustment to the balance of goodwill at the date of adoption was required. In addition, the Corporation reassessed the estimated remaining useful lives of other intangible assets as part of its adoption of the Statement. As a result of that review, the estimated remaining useful life of the intangible asset related to the F-16 fighter aircraft program has been extended from six to ten years, effective January 1, 2002. The critical factors in making this determination included the existing backlog for F-16 deliveries which extends production beyond the original anticipated life, and the Corporation's outlook for potential new orders for the F-16 during the next ten years. With respect to new orders, it is expected that the F-16 will continue to be the dominant fighter aircraft available for many countries in the international market until the F-35 Joint Strike Figher is available. As a result of the adoption, amortization expense associated with goodwill and certain other intangibles was lower for the quarter and nine month periods ended September 30, 2002 by approximately $68 million and $205 million, respectively, as compared to the same periods in the prior year.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     There were no nonrecurring and unusual items in the business segments for the quarter or nine months ended September 30, 2002. Continuing operations for the quarter and nine months ended September 30, 2001 included the impact of several nonrecurring and unusual items, as follows:

                                                                                  Net          Earnings
                                                                Operating       earnings      (loss) per
                                                              profit (loss)      (loss)      diluted share
                                                              -------------    ----------    --------------
                                                                    (In millions, except per share data)
Quarter ended September 30, 2002
    None                                                       $  --            $  --          $     --

Quarter ended September 30, 2001
    Write-down of investment in Loral Space /(1)/              $(361)           $(235)         $  (0.54)
    Loss on early repayment of debt /(2)/                        (55)             (36)            (0.08)
    Divestitures and other portfolio shaping activities           (5)              (3)            (0.01)
                                                               ------           ------         ---------
                                                               $(421)           $(274)         $  (0.63)
                                                               ======           ======         =========

Nine months September 30, 2002
    None                                                       $  --            $  --          $     --

Nine months ended September 30, 2001
    Write-down of investment in Loral Space /(1)/              $(361)           $(235)         $  (0.55)
    Sale of surplus real estate /(3)/                            111               72              0.17
    Impairment charge related to
      Americom Asia-Pacific /(4)/                               (100)             (65)            (0.15)
    Loss on early repayment of debt /(2)/                        (55)             (36)            (0.08)
    Divestitures and other portfolio shaping activities           (5)              (3)            (0.01)
                                                               ------           ------         ---------
                                                               $(410)           $(267)         $  (0.62)
                                                               ======           ======         =========

/(1)/ In the third quarter of 2001, the Corporation recorded a charge related to its investment in Loral Space & Communications Ltd. (Loral Space). The charge was recorded due to an other than temporary decline in the value of the investment.

/(2)/ Also in the third quarter of 2001, the Corporation redeemed approximately
      $117 million of 7% debentures ($175 million at face value) due in 2011 which were originally sold at approximately 54 percent of their principal amount. The debentures were redeemed at face value, resulting in a loss on the early repayment of the debt.

/(3)/ In the first quarter of 2001, the Corporation recognized a gain related to the Space Systems segment's sale of certain property in Sunnyvale, California for approximately $185 million in cash.

/(4)/ Also during the first quarter of 2001, the Corporation recorded a charge related to impairment of its investment in Americom Asia-Pacific, LLC, a joint venture in which it holds a 50 percent interest. The charge was recorded due to an other than temporary decline in the value of the Corporation's investment.

      Adjusting operating profit for the three and nine month periods ended September 30, 2001 for the impact of adopting SFAS No. 142 as discussed above and excluding nonrecurring and unusual items, the operating profit for these periods would have been $547 million and $1.5 billion, respectively, compared to $576 million and $1.6 billion recorded in the comparable 2002 periods. As adjusted, this reflects increases in operating profit of five percent and seven percent for the quarter and nine month periods ended September 30, 2002 over the respective 2001

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

periods. The operating profit increase between the quarterly periods was primarily driven by increases in the Technology Services and Corporate and Other segments, as operating profit in the other segments remained essentially flat. For the nine months ended September 30, 2002, as compared to the respective 2001 period, operating profit increased in all segments except Corporate and Other.

     Interest expense of $147 million and $440 million for the three and nine months ended September 30, 2002, respectively, was lower by $25 million and $109 million than the comparable periods in 2001 primarily as a result of the reduction in the Corporation's debt.

     The effective income tax rates for the quarter and year-to-date periods ended September 30, 2002 were 30 percent and 23 percent, respectively. The year-to-date rate included a benefit related to the settlement of a research and development (R&D) tax credit claim which decreased 2002 income tax expense by $90 million. Excluding the benefit of this R&D tax credit, the effective income tax rate for the nine months ended September 30, 2002 would have been 31 percent. The effective income tax rates for the quarter and year-to-date periods ended September 30, 2001 were 24 percent and 42 percent, respectively. These rates include income tax benefits associated with the losses from nonrecurring and unusual items incurred in the quarter and nine months ended September 30, 2001. The effective tax rate for the nine-month period in 2002 (after adjusting for the R&D tax credit) was lower than the rate in the comparable 2001 period primarily due to the fact that non-deductible goodwill was amortized in 2001 for financial accounting purposes, but not in 2002 in accordance with SFAS No. 142. In addition, because of the proportionally lower base of earnings in 2001 versus 2002, the non-deductible goodwill had a greater impact on the effective tax rate in the 2001 period. The effective rate for 2002 was lower than the statutory rate of 35% primarily due to tax benefits related to export sales and the realization of tax savings initiatives.

     Earnings from continuing operations for the third quarter of 2002 were $300 million ($0.66 per diluted share) compared to a loss from continuing operations of $87 million ($0.20 per diluted share) reported in the third quarter of 2001. The loss from continuing operations for the third quarter of 2001 included the after-tax impact of three nonrecurring and unusual items which decreased third quarter 2001 earnings from continuing operations by $274 million ($0.63 per diluted share). Excluding such items and adjusting for the adoption of SFAS No. 142 as discussed above, earnings from continuing operations for the third quarter of 2001 would have been $254 million ($0.59 per diluted share).

     Earnings from continuing operations for the nine months ended September 30, 2002 were $875 million ($1.94 per diluted share), which included the one-time impact of the R&D tax credit that increased 2002 earnings from continuing operations by $90 million ($0.20 per diluted share). Excluding the R&D tax credit, earnings from continuing operations in the nine months ended September 30, 2002 were $785 million ($1.74 per diluted share). Earnings from continuing operations for the nine months ended September 30, 2001 were $189 million ($0.44 per diluted share) and included the after-tax impact of several nonrecurring and unusual items, which decreased 2001 earnings from continuing operations by $267 million ($0.62 per diluted share). Excluding such items and adjusting for the adoption of SFAS No. 142, earnings from continuing operations for the nine months ended September 30, 2001 would have been $639 million ($1.49 per diluted share).

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

Discontinued Operations

     The Corporation reported a loss from discontinued operations of $10 million ($0.02 per diluted share) in the third quarter of 2002 as compared to earnings from discontinued operations of $300 million ($0.70 per diluted share) in the comparable 2001 period. For the nine months ended September 30, 2002, the loss from discontinued operations was $28 million ($0.06 per diluted share), as compared to earnings from discontinued operations of $273 million ($0.63 per diluted share) in the comparable 2001 period. Both periods of 2001 were favorably impacted by an after-tax gain of $309 million from the sale of Lockheed Martin IMS Corporation.

Net Earnings

     The Corporation reported net earnings of $290 million ($0.64 per diluted share) and $213 million ($0.50 diluted per share) for the quarters ended September 30, 2002 and 2001, respectively. For the nine-month periods, net earnings were $847 million ($1.88 per diluted share) for 2002 and $462 million ($1.07 per diluted share) for 2001. Excluding the effects of the R&D tax credit discussed previously, net earnings for the nine months ended September 30, 2002 would have been $757 million ($1.68 per diluted share). Excluding the effects of the nonrecurring and unusual items recorded in 2001, adjusting for the adoption of SFAS No. 142, and excluding the after-tax gain on the sale of IMS, net earnings for the three and nine months ended September 30, 2001 would have been $259 million ($0.60 per diluted share) and $644 million ($1.50 per diluted share), respectively.

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

     The following table displays the impact of the nonrecurring and unusual items presented earlier on each segment's operating profit (loss) for each of the periods presented:


                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                           2002         2001         2002         2001
                                                           ----         ----         ----         ----
                                                                          (In millions)
Nonrecurring and unusual items - profit (loss):
       Systems Integration                             $     --      $     --     $     --      $    --
       Space Systems                                         --            --           --          111
       Aeronautics                                           --            --           --           --
       Technology Services                                   --            --           --           --
       Corporate and Other                                   --          (421)          --         (521)
                                                       --------      ---------    --------      -------
                                                       $     --      $   (421)    $     --      $  (410)
                                                       ========      =========    ========      =======

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     In order to make the following discussion of operating results of each business segment more understandable, the effects of these nonrecurring and unusual items have been excluded. The Space Systems and Aeronautics segments generally include fewer programs that are substantially larger in terms of sales and operating results than those included in the other segments. Accordingly, due to the large number of comparatively smaller programs in the Systems Integration and Technology Services segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments.

Systems Integration

     Net sales for the Systems Integration segment were $2.3 billion and $6.6 billion for the quarter and nine months ended September 30, 2002, respectively, representing increases of one percent and five percent from sales recorded in the comparable 2001 periods. For the third quarter, an increase in sales of approximately $110 million in the segment's Command, Control, Communications, Computers and Intelligence (C4I) line of business, primarily as a result of higher volume on certain information superiority programs, was partially offset by a combined decrease of approximately $95 million in the segment's other lines of business. For the nine months ended September 30, 2002, sales increased by approximately $250 million in the segment's Missiles & Fire Control line of business, mainly due to higher volume on certain tactical missile programs and the Theater High Altitude Area Defense (THAAD) program, and by approximately $115 million in the segment's C4I line of business as a result of higher volume on certain information superiority programs. These increases were partially offset by an approximate $100 million decrease in platform integration activities in the segment's Systems Integration-Owego line of business.

     Operating profit for the segment increased by $2 million and $4 million for the quarter and nine months ended September 30, 2002, respectively, from the $246 million and $698 million recorded in comparable 2001 periods. In both periods of 2002, as compared to the respective 2001 periods, increased operating profit at Missiles & Fire Control on certain tactical missile programs and increases at C4I on certain information superiority programs were offset by decreased operating profit on platform integration activities and distribution technologies at Systems Integration-Owego and on certain marine and undersea programs at Naval Electronics and Surveillance Systems. The segment's 2002 margin of 10.7 percent was lower than the 11.1 percent realized in 2001 due to a decline in volume on mature production programs and by higher volume on development programs.

Space Systems

     Net sales for the Space Systems segment were $1.8 billion and $5.5 billion for the quarter and nine months ended September 30, 2002, respectively, representing increases of three percent and nine percent from the sales recorded in the comparable 2001 periods. For the third quarter, increases in the segment's commercial space line of business more than offset declines in the segment's government space line of business. The approximate $100 million increase in commercial space is primarily attributable to more commercial satellite deliveries. The approximate $50 million decrease in government space is mainly due to declines in volume on government launch vehicle programs (Titan) and ground systems activities partially offset by higher volume on government satellite programs.

     The increase in net sales for the nine months ended September 30, 2002 resulted from higher volumes in both commercial space and government space. The approximate $290 million

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

increase in commercial space is primarily attributable to more commercial satellite deliveries and to increased launch vehicle activities, with seven commercial launches during the nine-month period of 2002 compared to five during the comparable 2001 period. In government space, increases totaling approximately $310 million from government satellite and ground system activities more than offset a decline in volume of approximately $115 million on government launch vehicle programs.

     Space Systems operating profit was $126 million and $370 million for the quarter and nine months ended September 30, 2002, respectively, representing a decline of two percent and an increase of 12 percent over the operating profit recorded in the comparable 2001 periods. Commercial space operating profit decreased by approximately $40 million quarter-over-quarter due primarily to the lower profitability of the three commercial launches this quarter as compared to the two launches in the respective 2001 period. Operating profit also included the adverse effects of adjustments of $25 million in 2002 and $45 million in 2001 recorded to reflect the continued industry-wide oversupply and further deterioration of pricing in the commercial launch vehicle market. In government space, operating profit increases of approximately $45 million due to the higher volume of government satellite programs more than offset an approximate $10 million decline resulting from lower volume on government launch vehicle programs.

     The increase in operating profit for the nine months ended September 30, 2002 is primarily attributable to reduced losses in commercial space that more than offset lower operating profit in government space programs. Commercial satellite losses declined by approximately $70 million as operating performance improved and satellite deliveries increased. In the first quarter of 2001, the Corporation recorded a $40 million loss provision on certain commercial satellite contracts. Financial performance on commercial launch vehicle activities continues to deteriorate, resulting in a net decrease in operating profit of approximately $20 million between the comparative nine-month periods. This reduction in commercial launch vehicle results of operations included charges of approximately $60 million, net of favorable contract adjustments of $20 million, recorded in 2002 for market and pricing pressures compared to $85 million in 2001. The 2002 year-to-date decrease of approximately $10 million in government space is primarily due to the reduced volume on government launch vehicle programs partially offset by increases in government satellite programs and ground system activities.

Aeronautics

     Net sales for the Aeronautics segment were $1.7 billion and $4.5 billion for the quarter and nine months ended September 30, 2002, respectively, representing increases of 15 percent and 35 percent from the sales recorded in the comparable 2001 periods. For the third quarter, increases in sales of approximately $250 million were attributable to the initial ramp-up of F-35 Joint Strike Fighter System Development & Demonstration (SDD) activities and approximately $135 million were attributable to higher volume on the F/A-22 program, mainly Low Rate Initial Production (LRIP) activities. These increases were partially offset by an approximate $215 million decline in sales due to fewer C-130J deliveries and lower volume on other aeronautics programs. There was one C-130J delivery in third quarter 2002 compared to five deliveries in the respective 2001 period. The remainder of the increase for the quarter was primarily due to higher volume of development activities on certain F-16 and C-5 programs. As in the quarter, the majority of the increase in sales for the nine-month period resulted from the initial ramp-up of F-35 Joint Strike Fighter SDD activities and higher volume on the F/A-22 program which, on a combined basis, contributed approximately $820 million to the increase over the comparable 2001 period. Additionally, sales increased by approximately $190 million due to an increase in C-130J program

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

deliveries and other activities. There were six C-130J deliveries in 2002 compared to five deliveries for the same period in 2001. The remainder of the increase for the nine-month period was primarily attributable to an increase in volume on F-16 and C-5 development programs.

     Operating profit for the quarter and year-to-date periods in 2002 was $126 million and $360 million, respectively, representing increases of one percent and 17 percent from the operating profit recorded in the comparable 2001 periods. These increases are primarily due to the higher volume on the programs described in the discussion of sales, partially offset by an approximate $15 million charge recorded in the third quarter of 2002 related to performance issues on an aircraft modification contract. The change in C-130J deliveries did not impact operating profit for the comparative periods due to the previously reported suspension of earnings recognition on the program. The comparison of the third quarter 2002 margin of 7.6 percent to the third quarter 2001 margin of
8.6 percent as well as those for the nine-month periods of 7.9 percent in 2002 versus 9.2 percent in 2001, were impacted by increased development activities on F-35, F-16 and C-5 aircraft programs, the ramp-up of F/A-22 LRIP and the previously mentioned performance issue. Margins for the third quarter periods were also impacted by the reduction in C-130J deliveries mentioned in the sales discussion above.

Technology Services

     Net sales of the Technology Services segment were $776 million and $2.2 billion for the quarter and nine months ended September 30, 2002, respectively, representing increases of six percent and nine percent from the sales recorded in the comparable 2001 periods. The increase in sales for the quarter was primarily attributable to higher volume in the segment's government information technology and defense lines of business of approximately $85 million and $35 million, respectively. The growth in these lines of business was partially offset by declines totaling approximately $80 million on commercial information technology and NASA programs. For the nine-month period, as with the quarter, higher volume in the government information technology and defense lines of business of approximately $255 million and $60 million, respectively, accounted for the majority of the increase in sales over the comparable nine-month period in 2001. The growth in these lines of business was partially offset by declines totaling approximately $125 million for the year on commercial information technology and NASA programs.

     Operating profit for the segment was $48 million and $131 million for the quarter and nine months ended September 30, 2002, respectively, representing increases of 23 percent and 20 percent from operating profit recorded in the comparable 2001 periods. In both periods the operating profit increased mainly due to the higher volume of government information technology programs and improved performance on commercial information technology programs, partially offset by lower operating profit on the military aircraft, NASA and energy lines of business.

Corporate and Other

     Operating profit for the Corporate and Other segment increased by $19 million for the quarter and decreased by $32 million for the nine months ended September 30, 2002 from the $9 million and $45 million, respectively, recorded in the comparable 2001 periods. These results exclude amortization of $68 million and $205 million from the quarter and nine months ended September 30, 2001 results relating to the adoption of SFAS No. 142 discussed previously. The increase in operating profit for the quarter is primarily the result of a decrease in corporate expenses, mainly in stock-based deferred compensation costs, and by lower noncash losses from certain equity

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

investments. For the nine-month period, lower interest income and an increase in corporate expenses, primarily in stock-based deferred compensation costs, partially offset by lower noncash losses from certain equity investments, accounted for the decline in operating profit.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2002, $2.7 billion of cash was provided by operating activities, compared to $2.2 billion during the comparable 2001 period. Each period includes the impact of earnings from continuing operations, adjusted for non-cash depreciation and amortization, changes in operating assets and liabilities, and significant advances received on international F-16 fighter aircraft contracts (net of payments to subcontractors and other disbursements). The 2002 amount also includes the receipt from the settlement of the R&D tax credit claim. The 2001 amount includes pretax proceeds from sales of surplus real estate and a cash distribution received from Intelsat, Ltd. (Intelsat) in the second quarter of 2001. These increases were partially offset by income tax payments made in 2001 related to divestiture activities in 2000.

     Net cash used for investing activities during the nine months ended September 30, 2002 was $345 million as compared to $424 million provided by investing activities during the comparable 2001 period. The 2002 amount includes $396 million for additions to property, plant and equipment. This outflow was partially offset by net proceeds of $51 million, consisting primarily of proceeds from the March 2002 sale of COMSAT Mobile Communications and proceeds from property dispositions offset by payments related to the 2001 acquisition of OAO Corporation. The 2001 amount included $825 million received from the divestiture of IMS and approximately $96 million received from property dispositions. These inflows were partially offset by $312 million used for additions to property, plant and equipment, as well as $185 million in other investing activities including additional equity investments in Astrolink International, LLC and Intelsat of approximately $140 million and $30 million, respectively.

     Net cash provided by financing activities during the nine months ended September 30, 2002 was $195 million as compared to $2.3 billion used during the comparable 2001 period. The 2002 amount includes $431 million in proceeds from the issuance of common stock, primarily from the exercise of employee stock options, partially offset by $149 million in dividend payments and $87 million in net debt repayments. The 2001 amount includes approximately $2.3 billion in net debt repayments and $144 million in dividend payments, partially offset by $123 million in proceeds from the issuance of common stock, primarily from the exercise of employee stock options.

     Total debt decreased by approximately $55 million during the nine months ended September 30, 2002 from approximately $7.5 billion at December 31, 2001. This decrease was mainly attributable to the payment of debt maturities. The Corporation's long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures. At September 30, 2002, the Corporation held cash and cash equivalents of approximately $3.5 billion. Total stockholders' equity was $7.7 billion at September 30, 2002, an increase of $1.3 billion from the December 31, 2001 balance. This increase resulted from net earnings of $847 million and employee stock option and ESOP activities of $697 million, partially offset by dividend payments of $149 million and other comprehensive losses of $138 million. The Corporation's ratio of debt to total capitalization decreased from the 54 percent reported at December 31, 2001 to 49 percent at September 30, 2002. The Corporation expects that it could record an adjustment at December 31, 2002 related to certain of its pension plans which would reduce stockholders' equity by approximately $1 billion to $2 billion, thereby impacting the ratio of debt to total capitalization discussed above. Such adjustment is not expected to impact compliance with the Corporation's debt covenants. See further discussion under the caption "Employee Benefit Plans."

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     At September 30, 2002, the Corporation had in place revolving credit facilities of $1.0 billion and $1.5 billion; no borrowings were outstanding. In October 2002, the Corporation terminated the $1.0 billion credit facility. The $1.5 billion credit facility will expire in November 2006.

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

     The Corporation continues to guarantee up to $150 million in borrowings of Space Imaging LLC (Space Imaging), a joint venture in which it holds a 46 percent ownership interest. The amount of borrowings outstanding as of September 30, 2002 for which Lockheed Martin was guarantor was approximately $140 million. These borrowings mature on March 31, 2003. The Corporation's investment in Space Imaging is accounted for under the equity method of accounting. At September 30, 2002, the Corporation's investment in and receivables due from Space Imaging amounted to approximately $50 million. Space Imaging is pursuing its business plan, including assessments relative to future investment in replacement satellites and related funding requirements. To execute its current business plan and fund future replacement satellites, Space Imaging will likely need to obtain long-term commitments and funding from the U.S. Government for purchases of commercial satellite imagery, as well as commitments for additional investment or funding, none of which are committed at present. In light of current market conditions, it is uncertain as to whether Space Imaging will be successful in attracting the necessary additional funding. If the long-term commitments and additional investment or funding do not materialize, the Corporation could be required to fund all or part of its obligation under the guarantee and record a charge to earnings to the extent that any amounts invested, advanced or paid under the guarantee are not realizable.

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

     The Corporation's ability to realize the value of its investments in equity securities may be affected by the investee's ability to successfully execute its business plan, general market conditions, industry considerations specific to the investee's business, and/or other factors. The Corporation's investments in equity securities are concentrated in the satellite services and telecommunications sectors. The satellite services sector is subject to the effects of the increasing availability of satellite capacity and competition from other forms of telecommunications services, including fiber optic cable and other wireless communication technologies. These factors could adversely affect the market value of the underlying equity securities, which in turn could impact the Corporation's earnings.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     In 2000, Congress passed the Open-market Reorganization for the Betterment of International Telecommunications Act (the ORBIT Act) that, among other measures, established deadlines for completion of the initial public offerings by Intelsat and Inmarsat. Under the ORBIT Act, Intelsat and Inmarsat were required to complete their initial public offerings by December 31, 2002. However, Inmarsat may petition the Federal Communications Commission (FCC) for an extension until June 30, 2003 pursuant to an amendment passed in 2001 and, in October 2002, the President signed into law legislation to extend the deadline for Intelsat to complete its initial public offering to December 31, 2003, or June 30, 2004 if approved by the FCC. If those deadlines are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for certain services. If this were to occur, the value of the Corporation's investment in those entities could be adversely affected. Current trends and market conditions in the telecommunications industry, including recent bankruptcy filings by some carriers, as well as trends in the securities markets, may make it difficult for Intelsat or Inmarsat to complete their initial public offerings by the prescribed ORBIT Act deadlines. The Corporation's investments in Intelsat and Inmarsat were $1.26 billion and $270 million, respectively, at September 30, 2002.

EMPLOYEE BENEFIT PLANS

     As disclosed in its 2001 Annual Report on Form 10-K, the Corporation's earnings will continue to be affected positively or negatively by the level of income or expense related to its employee benefit plans, including qualified defined benefit plans and retiree medical and life insurance plans. This is particularly true with income or expense associated with qualified defined benefit plans (pension plans), as the related calculations are sensitive to changes in various key economic assumptions and workforce demographics. Based on actuarial assumptions and projected rates of return on plan assets used as of December 31, 2001, the Corporation anticipated that its income related to employee benefit plans would decline substantially in 2002 and result in a net expense in 2003.

     Based on the current market performance and its preliminary analysis, the Corporation projects that the discount rate and long-term rate of return on plan asset assumptions to be used for year-end 2002 reporting purposes may be lower than those used at the end of 2001. These assumptions are used in calculating the subsequent year's pension plan expense. The assumptions used at the end of 2001 included a discount rate of 7.25% and an expected long-term rate of return on plan assets of 9.5%. In addition, the difference between the actual return on plan assets for a given year and the assumed rate of return may also affect the subsequent year's pension plan expense. The Corporation had assumed a 2002 return on plan assets of approximately 5%; however, the actual year-to-date return on plan assets through September 30, 2002 was negative. The discount rate assumption, the long-term rate of return assumption and the actual return on plan assets that will be used for calculating pension plan expense for 2003 will be finalized at the end of the year consistent with the Corporation's pension plan measurement date.

     With respect to the Corporation's pension plans, the following analysis reflects the potential incremental impact of changes in the respective plan assumptions and experience:

     . Lowering the discount rate by 25 basis points would increase 2003 pension expense by approximately $40 million to $50 million.

     . Lowering the long-term rate of return on assets by 25 basis points would increase 2003 pension expense by approximately $55 million to $65 million.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

     . Each 100 basis point decline in the 2002 actual return on plan assets, compared to the assumed rate of return, would increase 2003 pension expense by approximately $10 million.

     The balance sheet is expected to be adjusted at December 31, 2002 due to the recording of a minimum liability adjustment related to certain of the Corporation's pension plans. The adjustment is calculated on a plan-by-plan basis, and is determined by comparing the accumulated benefit obligation to the related fair value of the plan assets in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The adjustment would be recorded as a reduction of stockholders' equity. Assuming there is no change in interest rates or equity market performance for the remainder of the year, the Corporation estimates that the after-tax impact of the adjustment on stockholders' equity would be in the range of $1 billion to $2 billion.

ADVANCES TO RUSSIAN MANUFACTURERS

     In 1992, the Corporation entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). Lockheed Martin owns 51 percent of LKEI. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with the Corporation and LKEI each holding a 50 percent ownership. ILS was formed to market commercial Atlas and Proton launch services worldwide. The Corporation consolidates the results of operations of LKEI and ILS into its financial statements. Contracts for Proton launch services typically provide for substantial advances from the customer prior to launch, and a sizable percentage of these advances are forwarded to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer in Russia, to provide for the manufacture of the related launch vehicle. If the contracted launch services could not be provided, a sizeable percentage of such advances would be required to be refunded to each customer.

     At September 30, 2002, $429 million related to launches not yet provided was included in the caption "customer advances and amounts in excess of costs incurred" on the consolidated balance sheet. Also at that date, $589 million of payments to Khrunichev were reflected on the balance sheet in inventories, of which $340 million related to launches currently under contract and $249 million related to launches not under contract. Lockheed Martin and Khrunichev originally anticipated the inventory related to launches not under contract would be assigned to future launch vehicle orders over a period of not more than three years. However, due to the reduction in demand for commercial launch vehicles and continuing overcapacity in the launch vehicle market, the Corporation and Khrunichev are evaluating the impact of a longer period over which to sell the inventory related to launch vehicles not under contract. The Corporation's ability to realize such amounts may also be affected by Khrunichev's ability to provide the related launch services and the political environment in Russia. Through September 30, 2002, launch services provided through LKEI and ILS have been in accordance with contract terms.

     The Corporation has entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of RD-180 booster engines for use in the Corporation's Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $44 million of payments made under this agreement for engines not yet delivered were included in the Corporation's inventories at September 30, 2002.

                           Lockheed Martin Corporation
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

OTHER MATTERS

      The Technology Services segment has a business unit which provides services to the government of Argentina. At September 30, 2002, the Corporation had investments in and advances to the business unit totaling approximately $60 million. With regard to this business unit, the Corporation does not expect that the current economic situation in Argentina, including the devaluation of the Argentine peso, will have a material impact on the Corporation's results of operations, cash flows or financial position.

      As more fully described in "Note 6 - Contingencies," the Corporation is continuing to pursue recovery of a significant portion of the unanticipated costs incurred in connection with the $180 million fixed-price contract with the U.S. Department of Energy (DoE) for the remediation of waste found in Pit 9. The Corporation has been unsuccessful to date in reaching agreement with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DoE's direction, terminated the Pit 9 contract for default and filed suit against the Corporation in the United States District Court for the District of Idaho seeking recovery of approximately $54 million previously paid to the Corporation under the contract. The Corporation counterclaimed seeking to overturn the default termination and recover its costs. In 2001, the DoE filed a motion for summary judgment seeking to dismiss the Corporation's complaint on jurisdictional grounds, which the Court of Federal Claims granted, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with jurisdiction over the dispute. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court of Federal Claims. The Corporation does not plan further appeal and will pursue its remedies in its counterclaims in the district court action. The Corporation continues to seek resolution of the Pit 9 dispute through non-litigation means.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

                          Lockheed Martin Corporation
                    Quantitative and Qualitative Disclosure
                                 of Market Risk

     The Corporation's primary exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. The Corporation's financial instruments which are subject to interest rate risk principally include commercial paper and fixed-rate long-term debt. At September 30, 2002, the Corporation had no commercial paper outstanding. The Corporation's long-term debt obligations are generally not callable until maturity. The Corporation uses interest rate swaps to manage its exposure to fixed and variable interest rates. At the end of the third quarter of 2002, the Corporation had agreements in place to swap fixed interest rates on approximately $920 million of its long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed-rate debt instruments. At September 30, 2002, the fair values of interest rate swap agreements outstanding totaled approximately $27 million. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. The interest rate swaps create a market exposure to changes in the LIBOR rate. To the extent that the LIBOR index upon which the swaps are based increases or decreases by 1%, the Corporation's interest expense would increase or decrease by $9 million on a pretax basis. Changes in swap rates would affect the market value of the agreements, but such changes in value would be offset by changes in value of the underlying debt obligations. A 1% rise in swap rates from those prevailing at September 30, 2002 would result in a decrease in market value of approximately $13 million. A 1% decline would increase the market value by a like amount.

     The Corporation uses forward foreign exchange contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At September 30, 2002, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter and nine month periods then ended, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

                          Lockheed Martin Corporation
                            Controls and Procedures

     Within 90 days prior to the date of this report, the Corporation performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures help to ensure that the financial and non-financial information required to be disclosed in the Corporation's periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported timely. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on the evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Corporation's internal accounting controls or in other factors that could adversely affect internal accounting controls subsequent to the date of the evaluation.

                          Lockheed Martin Corporation
                           Forward-Looking Statements

     This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words "believe," "estimate," "anticipate," "project," "intend," "expect," "plan," "outlook," "forecast" and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Corporation's forward-looking statements and actual performance: the ability to achieve savings through cost-cutting and other financial management programs; the level of returns on pension and retirement plan assets; the ability to obtain or the timing of obtaining future government awards; the availability of government funding and customer requirements both domestically and internationally; changes in government or customer priorities due to program reviews or revisions to strategic objectives (including changes in priorities to respond to terrorist threats or to improve homeland security); the termination of programs or contracts for convenience by customers; difficulties in developing and producing operationally advanced technology systems; launch failures and potential problems that might result, including potential loss of future or existing orders; the ability to procure insurance to cover operational and contractual risks, including launch and satellite failures, on commercially reasonable terms; the competitive environment (including continued pricing pressures associated with commercial satellites and launch services); economic business and political conditions both domestically and internationally; government import and export policies; program performance and the timing of contract payments (including the ability to perform fixed-price contracts within estimated costs, subcontractor performance, and the timing of product deliveries and customer acceptance); and the outcome of contingencies (including completion of acquisitions and divestitures, litigation and environmental remediation efforts). The Corporation's ability to monetize assets or businesses placed in discontinued operations will depend upon market and economic conditions, negotiation of acceptable terms with prospective purchasers and other factors, and may require receipt of regulatory or governmental approvals. Realization of the value of the Corporation's investments in equity securities, or related equity earnings for a given period, may be affected by the investee's ability to obtain adequate funding and execute its business plan, general market conditions, industry considerations specific to the investee's business, and/or other factors. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Form 10-Q. The Corporation does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

     For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation's Securities and Exchange Commission filings including, but not limited to, the discussions of "Competition and Risk," "Government Contracts and Regulations," and "Industry Considerations" on pages 11 through 12, pages 13 through 14 and pages 28 through 31, respectively, of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Form 10-K); "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 30 of this Form 10-Q; "Note 2 - Exit From the Global Telecommunications Services Business," "Note 3 - Adoption of New Accounting Standard" and "Note 6 - Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 7 through 8, pages 8 through 9 and pages 11 through 14, respectively, of this Form 10-Q; and
Part II - Item 1, "Legal Proceedings" on page 34 of this Form 10-Q.

Part II.  Other Information


                           Lockheed Martin Corporation
                               Other Information

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

     As previously reported, two shareholder class-action complaints have been filed against the Corporation and certain of its officers and directors in the United States District Court for the Central District of California. They are captioned "In re Lockheed Martin Corp. Securities Litigation" and "Kops et al.
v. Lockheed Martin et al." In the Securities Litigation proceeding, the district court granted our motion to dismiss the second amended complaint on July 22, 2002. The plaintiffs filed a third amended complaint on September 12, 2002, and we filed a motion to dismiss that complaint on October 28, 2002.

     In the Kops proceeding, the district court granted part and denied part of our motion to dismiss the second amended complaint on November 1, 2002. The court dismissed, with leave to amend, the allegation that we publicly announced false or misleading expectations about anticipated results in a variety of areas, including the sale of F-16 aircraft to a foreign government in 1999, expected deliveries of C-130J aircraft in 1999 and earnings projections. The court dismissed, without leave to amend, the allegations that we made false statements regarding the expected number of satellite launches in 1999. The court denied our motion regarding the allegations that we falsely claimed the sale of six C-130J aircraft to the Air Force and improperly recognized revenue from that sale. We intend to defend these actions vigorously.

     In addition, see the "Legal Proceedings" section of the Form 10-K for a description of previously reported matters.

                          Lockheed Martin Corporation
                         Other Information (continued)

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     1.  Exhibit 10.1      Lockheed Martin Corporation Deferred Management
                           Incentive Compensation Plan, as amended effective
                           October 1, 2002.

     2.  Exhibit 10.2      Lockheed Martin Corporation Directors Equity Plan, as
                           amended effective October 24, 2002.

     3.  Exhibit 10.3      Lockheed Martin Corporation Directors Deferred
                           Compensation Plan, as amended effective October 24,
                           2002.

     4.  Exhibit 10.4      Lockheed Martin Corporation Directors Deferred Stock
                           Plan, as amended effective October 24, 2002.

     5.  Exhibit 12.       Lockheed Martin Corporation Computation of Ratio of
                           Earnings to Fixed Charges for the nine months ended
                           September 30, 2002.

     6.  Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

     7.  Exhibit 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

(b)  Reports on Form 8-K filed in the third quarter of 2002.

     1.  Current report on Form 8-K filed on August 20, 2002.

         Item 5.     Other Events

                     The Corporation filed information regarding two internal corporate policy statements pertaining to international consultants and procedures under the Foreign Corrupt Practices Act.

         Item 7.     Financial Statements and Exhibits

                     Lockheed Martin Corporation Policy Statement No. CPS-704 (International Consultants), as amended.

                     Lockheed Martin Corporation Policy Statement No. CPS-730 (Compliance with the Foreign Corrupt Practices Act), as amended.

     2.  Current report on Form 8-K filed on August 8, 2002.

         Item 5.     Other Events

                     The Corporation filed CEO and CFO sworn statements required by the Securities and Exchange Commission Order No. 4-460.

                          Lockheed Martin Corporation
                          Other Information (continued)

         Item 7.     Financial Statements and Exhibits

                     Statement under oath of principal executive officer regarding facts and circumstances relating to Exchange Act filings dated August 8, 2002.

                     Statement under oath of principal financial officer regarding fact and circumstances relating to Exchange Act filings dated August 8, 2002.

                           LOCKHEED MARTIN CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LOCKHEED MARTIN CORPORATION
                                            ---------------------------
                                            (Registrant)


Date:       November 8, 2002                     by: /s/ Rajeev Bhalla
       -----------------------------                 -----------------
                                                 Rajeev Bhalla
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)

                           LOCKHEED MARTIN CORPORATION

                                  CERTIFICATION

     I, Vance D. Coffman, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lockheed Martin Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 8, 2002                    /s/ Vance D. Coffman
       ------------------                   --------------------
                                            Vance D. Coffman
                                            Chairman and Chief Executive Officer

                           LOCKHEED MARTIN CORPORATION

                                  CERTIFICATION

     I, Christopher E. Kubasik, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lockheed Martin Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 8, 2002               /s/ Christopher E. Kubasik
      ----------------               --------------------------
                                     Christopher E. Kubasik
                                     Senior Vice President and Chief Financial
                                     Officer