Form 10-K
period 2002-12-31
LOCKHEED MARTIN CORP
filed 2003-03-06
CIK 936468

Filed March 6, 2003

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes [x] No [    ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $25.5 billion as of June 30, 2002.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [    ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 455,709,443 shares outstanding as of January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2003 Definitive Proxy Statement are incorporated by reference in Part III of this
Form 10-K.

PART I

ITEM 1.    BUSINESS

General

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates and operates advanced technology systems, products and services. We serve customers in domestic and international defense, civil and commercial markets, with our principal customers being agencies of the U.S. Government. Lockheed Martin was formed in March 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. We are a Maryland corporation.

In 2002, approximately 80% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Approximately 14% of our net sales in 2002 were made to foreign governments (including foreign military sales). Approximately 6% of our net sales in 2002 were made to commercial customers (mainly launch services, satellites and information technology services).

Our principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817. Our telephone number is (301) 897-6000. Our home page on the Internet is www.lockheedmartin.com. We make our web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review this information.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings on our web site. Our SEC reports can be accessed through the investor relations page of our web site, namely www.lockheedmartin.com/investor. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Lockheed Martin.

Business Segments

In the fourth quarter of 2002, we changed the manner in which we report the results of our business segments. We made this change in presentation to align the segment results with the measurement criteria our senior management uses in their evaluation of the performance of the business segments. We continue to operate in four principal business segments: Systems Integration, Space Systems, Aeronautics and Technology Services. We eliminated the prior “Corporate and Other” segment, and now report all of our other activities as part of Unallocated corporate income (expense), net, or as discontinued operations. For more information concerning our new segment presentation, see Note 16 - Information on Business Segments and Major Customers on page 110 of this Form 10-K. A brief description of each of our four business segments follows:

•	Systems Integration—Engaged in the design, development, integration and production of high performance systems for undersea, shipboard, land and airborne applications. Major product lines include: missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; radars; platform integration systems; command, control, communications, computers and intelligence (C4I) systems for naval, airborne and ground applications; homeland security systems; surveillance and reconnaissance systems; air traffic control systems; and postal automation systems.

•	Space Systems—Engaged in the design, development, engineering and production of commercial and military space systems, including those systems that perform intelligence, surveillance and reconnaissance functions. Major lines of business include government satellites and defensive systems, commercial satellites, ground systems and supporting services, government and commercial launch services, and strategic missiles. In addition, Space Systems has investments in joint ventures that are principally engaged in businesses that complement and enhance other activities of the segment.

•	Aeronautics—Engaged in the design, research and development, systems integration, production and support of advanced military aircraft and related technologies. Aeronautics’ customers include the military services of the United States and allied countries throughout the world. Major products and programs include the F-16 multi-role fighter, F/A-22 air dominance and strike fighter, F-35 Joint Strike Fighter, Japanese F-2 combat aircraft, Korean T-50 advanced trainer, C-130 and C-130J tactical airlift aircraft, C-5 strategic airlift aircraft, and support for the F-117 stealth fighter and special mission and reconnaissance aircraft (e.g., Big Safari Modifications, P-3 Orion, S-3 Viking and U-2).

•	Technology Services—Engaged in a wide array of information management, engineering, scientific and logistic services to federal agencies and other customers. Major product lines include: complete life-cycle software support; information systems development; information assurance and enterprise integration for the U.S. Department of Defense (“DoD”), civil government agencies and commercial customers; aircraft and engine maintenance and modification services; management, operation, maintenance, training and logistics support for military, homeland security and civilian systems; launch, mission and analysis services for military, classified and commercial satellites; engineering, science and information services for NASA; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Unallocated corporate income (expense), net includes earnings and losses from our equity investments (primarily telecommunications), interest income, unusual items and corporate costs not allocated to the operating segments and other miscellaneous corporate activity.

Comparative segment revenues, profits and related financial information for 2002, 2001, and 2000 are provided in Note 16- Information on Business Segments and Major Customers on page 110 of this Form 10-K. All historical financial information has been reclassified to be consistent with the current segment presentation.

Systems Integration

Our Systems Integration segment has several lines of business that mainly are engaged in U.S. defense work. Systems Integration serves as a lead systems integrator. Systems Integration’s core businesses are:

•	Naval Electronics & Surveillance Systems
•	Missiles and Fire Control systems
•	Command, Control, Communications, Computers and Intelligence (C4I) systems
•	Systems Integration—Owego (platform integration, business solutions, postal automation and material handling systems).

In 2002, Systems Integration’s net sales represented 36% of our total net sales.

Naval Electronics & Surveillance Systems provides ship systems integration services, surface ship and submarine combat systems, sensors and missile launching systems. Missiles and Fire Control develops and produces air and theater missile defense systems, tactical battlefield missiles, electro-optical systems, fire control and sensor systems, and precision-guided weapons and munitions. Our C4I businesses provide information superiority systems, federal information management solutions (such as automated fingerprint identification systems), and modeling, simulation and training systems and services. C4I also encompasses Air Traffic Management, which develops and integrates advanced air traffic control systems. Our Systems Integration—Owego business integrates mission-specific combat suites and other systems for anti-submarine warfare, electronic warfare, and surveillance and reconnaissance applications. In addition, our Systems Integration—Owego business develops and integrates postal automation and material handling systems, and provides information technology solutions for government and commercial business customers.

Some of Systems Integration’s significant programs in 2002 included: the Aegis Combat System program; the Theater High Altitude Area Defense (THAAD) program; the Multiple Launch Rocket System (MLRS); the Longbow system; and the Patriot Advanced Capability (PAC-3) missile. These top five programs represent less than 25% of Systems Integration’s sales. The segment has a diverse portfolio of over 1,000 programs. Historically, this diversity has provided a stable backlog and reduced potential risks that can result from reductions in funding or changes in customer priorities.

The Aegis Combat System program encompasses activities in the development, production, ship integration and test support for ships at sea. We manufacture major portions of the Aegis Combat System, with our primary customer being the U.S. Navy. We test and integrate weapon systems for the U.S. Navy’s Ticonderoga Class Cruiser and Arleigh Burke Class destroyer, along with the Kongo Class Destroyer for Japan, the F100 Class Frigate for Spain, the Nansen Class Frigate for Norway and the KDX Class Destroyer for Korea. Aegis development activities include the design and development of the Aegis Combat System, including major upgrades associated with expanded capabilities in areas such as sea-based missile defense.

The THAAD program is a transportable defensive missile system designed to engage targets both inside and outside the earth’s atmosphere. The THAAD system is comprised of the THAAD Battle Management/Command Control, Communications and Intelligence units, missiles, launchers and ground support equipment. The THAAD program currently is in the engineering, manufacturing and development phase.

The MLRS program is a fast-reaction, mass-firepower supplement to cannon artillery. MLRS has been in production since 1982. Customers include the U.S. Army, U.S. Marines and U.S. Army National Guard, as well as several foreign governments. Currently, a guided version of the rocket and a high-mobility launcher are completing development and are being transitioned to production.

Longbow is a missile and fire control radar system, which provides anti-armor targeting capabilities for existing AH-64 Apache heavy-attack helicopters. The program is managed through a limited liability company in which we own a 50% interest along with Northrop Grumman Corporation. Longbow is currently in the production phase under a multi-year contract with the U.S. Government. Longbow also has international production for the United Kingdom (U.K.), Israel and Japan.

The Patriot Advanced Capability missile is an advanced, state of the art defensive missile designed to intercept incoming airborne threats. In March 2002, we received the fourth low-rate initial production contract for the program. In December 2002, we received the first block production contract.

Systems Integration’s major business orders during 2002 included winning the Deepwater program with our joint venture partner Northrop Grumman Corporation to modernize U.S. Coast Guard cutters, aircraft, command and control, and logistics systems. We were awarded the Federal Aviation Administration’s ten-year En Route Automation Modernization program to improve the efficiency, capacity and safety of the nation’s air traffic automation system. We won a contract competition for the U.S. Postal Service’s Automated Package Processing System, which could generate revenues of more than $500 million over four years. We also won a contract for the Transportation Security Administration’s Strategic Airport Security Rollout, a $469 million effort to upgrade passenger security measures at the nation’s airports and to support conversion of passenger screening operations to federal control. We were awarded a U.S. Navy contract to develop a new prototype tactical radar designated the SPY-1E, which if fully funded and authorized could generate up to $420 million in revenues. We also won one of two U.S. Army contracts to develop and test the system architecture and technology that will be core to the service’s transformational Warfighter Information Network-Tactical system. Current DoD plans call for the Army to award a production contract for up to $7 billion to one of the two competing teams in 2005. The U.S. Air Force and U.S. Navy qualified our laser-guided bomb kits for production, resulting in an initial $80 million contract to produce kits that convert gravity bombs to “smart” precision-guided weapons. We were selected by the Pentagon’s Missile Defense Agency to lead a national team responsible for developing a battle management, command and control, and communications system to support the goal of fully integrating systems, sensors and weapons that currently operate independently.

The Republic of Korea selected our Aegis Combat System for its three new KDX-III destroyers, becoming the fifth nation to employ the versatile Aegis SPY-1 radar and the associated weapon system. The Republic of Korea also selected our TIGER Eyes™ advanced sensor suite for deployment aboard its F-15K fighter jets, awarding us a $163 million contract for this system to give pilots all-weather, day-or-night targeting, navigation, terrain-following and infrared search and track capability, and placed a $30 million order for MLRS launchers, marking the first foreign military sale of the upgraded system. We also received the first international order for the Precision Attack Navigation and Targeting pod, the export equivalent to the U.S. Air Force’s Sniper XR (eXtended Range) Advanced Targeting Pod. Under a $27 million contract, pods will be integrated on the Royal Norwegian Air Force’s F-16 Mid-Life Upgrade aircraft. We established a teaming agreement with AgustaWestland, a Finmeccanica and GKN company, to jointly market, produce and support a medium-lift helicopter in the United States. Based on AgustaWestland’s versatile EH101 helicopter, the US101 will be offered for U.S. Air Force combat search and rescue, U.S. Coast Guard search and rescue, and U.S. Marine Corps executive transport requirements.

Systems Integration received follow-on orders in 2002 involving a number of established programs, including Aegis, PAC-3 Missiles, the MK 41 Vertical Launching Systems for the U.S. Navy and international customers, the AN/WLD-1 Remote Mine-hunting System for the U.S. Navy, and Wind Corrected Munitions Dispenser tail kits for the U.S. Air Force.

In 2002, we were selected by the Royal Mail to develop, operate and support an on-line postage service in the U.K. We also were selected to provide systems integration services in support of the London Metropolitan Police’s new command, control, communications and information system, intended to improve the delivery of police services throughout metropolitan London.

Major program milestones achieved during 2002 included demonstration of the Aegis Combat System’s integral role in sea-based missile defense. In a series of tests, the Aegis system and its SPY-1 radar successfully tracked ballistic missile targets and guided U.S. Navy missiles to intercept and destroy those targets. With the U.S. Air Force, we successfully conducted the first powered test flight of the Low-Cost Autonomous Attack System, a hybrid precision munition and unmanned air vehicle that can be deployed from U.S. Air Force fighters and bombers, and dispensed from U.S. Army tactical missiles. Milestone deliveries to the U.S. Army included the 5,000th Longbow Hellfire missile, the 300th Close Combat Tactical Trainer and the first Line-Of-Sight Anti-Tank weapon system fire unit, a lightweight system for early-entry forces. We delivered the first two High Mobility Artillery Rocket System launchers, a wheeled vehicle capable of firing a variety of rockets and missiles to provide high-volume, precision fire support for the U.S. Marine Corps. We also marked the 141st consecutive on-schedule, on-budget installation of our Common Automated Radar Terminal System for the Federal Aviation

Administration. We delivered to the U.S. Navy—for transfer to the Spanish Navy—five SH-60B helicopters equipped with Light Airborne Multi-Purpose System MK III mission systems. We achieved the first flight milestone demonstrating the Total Weapon System for the MH-60R Program for the U.S. Navy. We delivered the new Combined Arms Tactical Trainer simulation system to the U.K. Army. We delivered the 44th and final Merlin Helicopter, and we are expecting a capability sustainment program to follow. We commenced operational service at the new Swanwick Centre, used by the U.K.’s National Air Traffic Services to control air traffic over southern England and Wales. The U.K. Address Interpretation program processed peak mail volume of 27 million letters and flats daily while the nationwide deployment continued on schedule. We completed final acceptance testing of the Gulf of Suez Vessel Traffic Management System, an integral part of the Republic of Egypt’s total port management program.

Our strong program performance and production efficiency was recognized during 2002 with several awards. The THAAD and the Joint Air-to-Surface Standoff Missile (JASSM) programs received the David Packard Excellence In Acquisition Award, the DoD’s highest honor for innovative acquisition processes. Lockheed Martin’s Pike County Operations facility in Troy, Alabama, which currently produces the Javelin, JASSM, Hellfire and Longbow missiles and will produce the THAAD missile, won the 2002 Shingo Prize for excellence in manufacturing.

Systems Integration typically competes against two or three large aerospace and defense companies and numerous smaller competitors in each of our specific markets. Systems Integration’s broad portfolio of programs and capabilities requires this segment to compete in numerous market segments. Systems Integration’s specific business units often compete in these market segments by forming alliances or teaming agreements with other companies that often are Systems Integration’s competitors in different market segments. The principal factors of competition include technical and management capability, price, past performance and our ability to quickly demonstrate solutions to our customers’ requirements.

The segment is heavily dependent on both military and civilian agencies as customers. In 2002, U.S. Government customers accounted for approximately 81% of the segment’s total net sales.

Space Systems

Space Systems designs, develops, engineers and produces commercial and military space systems. Space Systems’ principal lines of business are:

•	Government Satellites
•	Commercial Satellites
•	Ground Systems
•	Government Launch
•	Commercial Launch
•	Strategic Missiles

A portion of the segment’s activities involves classified programs for the U.S. Government. At December 31, 2002, Space Systems’ net sales represented approximately 28% of our total net sales.

Our Government Satellites business designs, develops, manufactures and integrates advanced technology satellite systems and defensive missile systems for the U.S. Government. We are responsible for various classified systems and services in support of vital national systems.

We are the prime contractor for Milstar, a military satellite communications system that provides the DoD, national command authorities and operational forces with reliable, secure, jam-proof communications between fixed-site, mobile and portable terminals. The Milstar system consists of the space segment (comprising four satellites to complete a ring constellation), the terminal segment (comprising communications terminals installed on ships, submarines, aircraft and vehicles) and the mission control segment. The final Milstar satellite is scheduled for launch in 2003.

We also are under contract to develop the DoD’s next generation of highly secure communications satellites known as the Advanced Extremely High Frequency system. As envisioned by the DoD, the fully operational system constellation will consist of four networked satellites. These satellites will provide improved secure data throughput capability and coverage flexibility to regional and global military operations and also will be compatible with the Milstar I and II system. We are providing the spacecraft bus and mission control segment for the system.

Our Government Satellites business is the prime contractor for the Global Positioning System IIR program, which includes 20 satellites that will improve navigation accuracy and provide longer autonomous satellite operation than current global positioning satellites.

We are the prime contractor for the Space-Based Infrared System (SBIRS) program. SBIRS is providing the nation with enhanced worldwide missile detection and tracking capabilities. The consolidated ground system is now operational and processes data from defense support program satellites and manages the satellite constellation. The ground system also provides the foundation to evolve mission capabilities as SBIRS High payloads and satellites are deployed. SBIRS High is envisioned to operate with a total of four satellites in geo-synchronous earth orbit and two sensors in highly-elliptical orbit to increase mission capabilities for missile warning, missile defense and technical intelligence. Our current contract includes two geo-synchronous orbit spacecraft and two highly-elliptical orbit payloads.

We produce exploration spacecraft, earth-orbiting satellites and sensors for earth observation and environmental monitoring. Spacecraft include the Hubble Space Telescope, Space Infrared Telescope Facility, Mars Odyssey, Genesis and Stardust.

We also are integrally involved with several missile defense programs. For the Ground-based Midcourse Defense program, our payload launch vehicle flew its tenth and final mission in 2002. The payload launch vehicle was used to launch kill vehicles during tests and supported five hit-to-kill intercepts in the program since 1999. The program is evolving toward operationally-realistic test conditions and will use our boost vehicle-plus in 2003. The boost vehicle-plus is expected to support the test-bed complex at Ft. Greely, Alaska in 2004.

We are one of three industry teammates developing the Airborne Laser Weapon system under direction from the U.S. Air Force and Missile Defense Agency. We are developing the beam control and fire control system that will accurately shape and fire a high-energy laser in a test, which has the goal of shooting down a boosting ballistic missile target in 2004. Last summer, the aircraft completed its first in a series of airworthiness flights with the distinctive new nose designed and developed at Lockheed Martin.

Our Commercial Satellite business designs, builds, markets and operates turnkey satellite systems for the space-based telecommunications market, and provides space-based solutions for other applications. Following an analysis of strategic options in response to ongoing overcapacity issues in the commercial satellite-manufacturing marketplace, we announced our plan to advance and extend an initiative, begun in July 2001, to consolidate and streamline management, engineering and manufacturing organizations within the Commercial Satellite business.

In 2002, our Commercial Satellite business successfully launched five satellites for customers worldwide, including EchoStar VII for EchoStar Communications Corporation, NStar-C for NTT DoCoMo, Inc., NSS-6 and NSS-7 satellites for New Skies Satellites, N.V., and most recently Nimiq 2 for Telesat. The successful launch of Nimiq 2 represented the 21st consecutive successful launch of our A2100 spacecraft.

Our Commercial Satellite business also includes our 46% ownership interest in Space Imaging LLC. Space Imaging is a supplier of satellite images, satellite imaging access, and related products and services. In light of the uncertainties as to whether Space Imaging will be successful in obtaining the additional investment necessary to fund replacement satellites and repay its existing credit facilities, in the fourth quarter of 2002, we wrote off our investment in the joint venture and recorded a charge of $150 million related to our guarantee of borrowings under Space Imaging’s credit facility. See Management’s Discussion and Analysis on page 68 and Note 8—Investments in Equity Securities on page 93 of this Form 10-K for additional information.

Our Ground Systems business is a leader in technically advanced system engineering, information technology, sensor-processing and communications systems. This unit provides complex, innovative solutions for intelligence, surveillance and reconnaissance programs for diverse government, commercial and international customers. The majority of our Ground Systems business is classified.

In 2002, our Ground Systems business became the first company in the world to achieve the Software Engineering Institute’s highest possible rating for systems and software development and maintenance capability. In 2002, the Pennsylvania State Police selected our Ground Systems business as the systems integrator for the implementation of its Incident Information Management System. The system is designed to give Pennsylvania State Troopers improved access to crime-fighting information and is a critical element of that state’s homeland defense infrastructure.

We provide launch services to both government and commercial customers. We design, develop, manufacture and integrate expendable and reusable space launch systems for the DoD, NASA and commercial customers.

The Titan IV is the nation’s largest expendable launch vehicle. Titan IVs launch the nation’s largest, national security payloads. We are the prime contractor to the U.S. Air Force for the development, program management, production, payload, integration and launch operations for the Titan IV. Our contract calls for the launch of 39 vehicles. As of year-end 2002, we had launched 34 Titan IVs. We also produce the Titan II, a refurbished intercontinental ballistic missile that is used for launching spacecraft.

We developed the Atlas V in cooperation with the U.S. Air Force as part of the Evolved Expendable Launch Vehicle program, utilizing best practices from both the Atlas and Titan programs. Atlas V serves as both a commercial and government launch system. The successful maiden flight for the Atlas V occurred in August 2002.

We also manufacture the NASA Space Shuttle external tank at the NASA Michoud Assembly Facility in New Orleans, Louisiana. We operate the facility under a government-owned, contractor-operated contract with NASA. The tank is the only major non-reusable element of the Space Shuttle. One tank is used for each launch. Our existing contract for production of the external tanks runs through 2008.

Our Government Launch business also includes our 50% ownership interest in United Space Alliance, LLC (USA), a limited liability company that we jointly own with The Boeing Company. USA is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. USA also performs the modification, testing and checkout operations required to prepare Space Shuttles for launch. We account for our ownership interest in USA using the equity method of accounting. As such, we record our proportionate share of USA’s profit or loss as part of the segment’s operating profit or loss, but do not record any portion of USA’s revenues as sales.

Our Commercial Launch business includes the Lockheed Martin-built Atlas family of launch vehicles and the Proton and Angara family of launch vehicles manufactured by our primary joint venture partner in Russia, Khrunichev State Research and Production Space Center. Launch services for the Atlas, Proton and Angara launch vehicles are marketed to customers world-wide through International Launch Services (ILS).

In 1992, we entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). We own 51% of LKEI. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. Lockheed Martin and LKEI each own 50% of ILS. We consolidate the results of operations of LKEI and ILS into our financial statements. For additional information concerning LKEI and ILS, see “Management’s Discussion and Analysis—Commercial Space Business” on page 43 of this report.

We currently produce three configurations of the Atlas family of launch vehicles (the Atlas II, Atlas III and Atlas V). The Atlas family of launch vehicles has a record of 63 consecutive successful launches. Atlas V, the newest member of the Atlas family, offers improved performance and value to our customers. The Atlas V is powered by a Russian-manufactured engine system and can be configured with up to five solid rocket boosters. The flexible solid rocket booster configuration enables the Atlas to perform launch missions from low-Earth orbit to geo-synchronous orbit. The Atlas V utilizes a modular design and is more operationally efficient than prior systems. As a result, less time is required to process and prepare each vehicle for launch. This affords greater flexibility in meeting customer launch schedule and mission performance requirements.

Our Strategic Missiles business has been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since the program’s inception in 1955. The Trident II D5 is the latest generation of submarine launched ballistic missiles, following the highly successful Polaris, Poseidon, and Trident I C4 programs. The Trident II D5 began full production in 1988 and has achieved a mission-success track record of 100 consecutive successful test launches. The Trident II D5 succeeds the Trident I C4. However, both missiles are in active service today. The Trident II D5 is the only intercontinental ballistic missile in production in the United States.

We compete in the worldwide markets for satellites, ground systems products, launch services and strategic missiles. There are numerous competitors in these markets. The markets are segmented into two primary areas: Government and commercial sales.

The Government market for large-scale satellite systems, launch systems and strategic missiles is characterized by major competitions governed by DoD or NASA procurement regulations. While the evaluation criteria for selection varies from competition to competition, it is generally characterized by the customer’s best value determination, which includes several important elements, such as price, technical capability and past performance.

Future competitions for Government systems include DoD initiatives for transformation communications, global positioning, space-based radar, mobile communications, planetary exploration and science, Evolved Expendable Launch Vehicle procurements, missile defense boost vehicles and targets, the Space Launch Initiative for reusable technologies, the next generation space shuttle, and command, control, communication, computing, intelligence, surveillance, reconnaissance ground programs.

Based on current projected DoD, NASA and other government spending profiles and budget priorities, we believe we are well positioned to compete in the market for Government satellites, launch systems and ground systems. If the DoD, NASA and other government customers significantly alter future program plans, we would have to re-evaluate our current strategic thrusts and potentially re-program our resources to pursue other areas of emphasis by these customers.

The commercial market for geo-stationary telecommunications satellites and intermediate class launch vehicles that place these commercial satellites in orbit is characterized by overcapacity and slowing demand in the commercial satellite industry. This has created significant price and competitive pressures. For further discussion of competitive factors in the commercial satellite market, see Management’s Discussion & Analysis at page 42 of this report.

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2002, U.S. Government customers accounted for 85% of the segment’s net sales.

Aeronautics

Aeronautics’ major lines of business are combat aircraft, air mobility, and aeronautical research and development. Aeronautics designs, develops, integrates, produces and supports advanced military fighter and airlift aircraft, and related technologies. In 2002, Aeronautics’ net sales represented 24% of our total net sales.

Our Aeronautics segment is involved in numerous large defense programs including:

•	F/A-22 “Raptor” - an air dominance and strike fighter
•	F-16 “Fighting Falcon” - a low-cost, multi-role tactical fighter
•	F-35 “Joint Strike Fighter” - the next generation, stealth multi-role fighter
•	C-130J “Hercules” - the latest generation of the C-130 tactical transport aircraft.

We are the team leader for the F/A-22 “Raptor”. The F/A-22, formerly identified as the F-22, is an air-dominance and strike fighter with improved capabilities over current U.S. Air Force aircraft, including enhanced maneuverable stealth, super-cruise speed and advanced integrated avionics that enable it to attack critical air and surface targets to gain and maintain air superiority against air-to-air and ground-to-air threats. The F-22 was re-designated by the U.S. Air Force as the F/A-22, with the “A” designating attack, because the F/A-22 is capable of performing both air-to-surface and air-to-air missions. The program continues to proceed through its engineering and manufacturing development phase, as it transitions into low rate production. In 2002, the F/A-22 program delivered the final three development aircraft and the first three production representative test vehicles. We received contract awards for Production Lot 2 (13 aircraft) and incremental funding for Production Lot 3 (20 aircraft). We also received Production Lot 4 advanced procurement authorization. The U.S. Air Force continues to operate under a “buy-to-budget” strategy and, as a result, buys the maximum number of aircraft possible within the production cap. The production cap, along with other factors (such as annual U.S. Government budget allocations and completion of engineering and manufacturing development), will determine the total program quantities. Our goal is to continue to work with the U.S. Air Force and our suppliers, through a variety of cost-efficiency initiatives, to maximize the number of F/A-22s that can be purchased for the budget allocated. The F/A-22 program remains a high priority for the DoD and U.S. Air Force, but we expect that the program will continue to receive a high level of attention from Congress and the Administration during 2003. In December 2002, Congress fully funded the Administration’s request for fiscal year 2003 funding for the F/A-22.

We are the prime contractor on the F-16 “Fighting Falcon” tactical fighter aircraft and continue to provide upgrades for the U.S. Air Force and our international customers. Since the program’s inception, over four thousand F-16s have been delivered worldwide. We delivered 21 F-16s in 2002. On December 27, 2002, Poland announced its intent to purchase 48 F-16 aircraft, subject to completion of definitive contract negotiations in 2003.

For the next generation F-35 “Joint Strike Fighter”, the U.S. Air Force, U.S. Navy, U.S. Marine Corps. and other countries are working together on a set of requirements that should allow for a near-common design for the three contemplated variants of the aircraft. Built on a single assembly line, our F-35’s multiple-variant design will include the conventional takeoff and landing variant, the carrier-based variant and the short takeoff, vertical landing variant. The F-35 is designed to be a superior multi-role aircraft offering improvements in stealth, weapon systems, survivability, maintenance and total ownership cost over most existing multi-role aircraft. The F-35 is planned to replace the F-16 and A-10 for the U.S. Air Force, the F/A-18 for the U.S. Navy, the AV-8B for the U.S. Marines, and the Harrier jet for the U.K. Royal Air Force and Navy. In 2002, seven countries (the Netherlands, Italy, Canada, Denmark, Norway, Turkey and Australia) joined the F-35 development program with the U.S. and U.K.

Aeronautics was awarded the System Development and Demonstration contract for the F-35 in the fourth quarter of 2001. Calendar year 2002 was the first full year of performance on the 10.5-year contract. During the system development and demonstration phase, the Lockheed Martin-led team will produce 22 aircraft (14 flying test aircraft and 8 ground test aircraft). Low-rate initial production is scheduled to begin in the 2005-2006 timeframe and continue through 2011, under subsequent contracts to be awarded. High rate production currently is planned to begin after low-rate initial production in the 2012 and beyond timeframe. Given the size of the F-35 program, we anticipate that there will be a number of studies related to the program and production quantities over time as part of the DoD’s normal budgeting process. Since we are the team leader for the system development and demonstration phase, we would expect to play a major role in future production contracts for the F-35. There is no guarantee, however, that future contracts for the F-35 beyond the system development and demonstration phase will be awarded.

The C-130J is an advanced technology tactical transport aircraft offering improved performance and reliability and reduced operating and support cost over prior C-130 models. The C-130 is designed primarily to support the military mission of tactical combat transport. It also is a multi-mission platform that has been purchased in support of electronic combat, weather reconnaissance, sea surveillance and as an aerial tanker. The “J” model incorporates state-of-the-art cockpit and avionics, a more powerful and efficient propulsion system and other innovations into a proven, mission-tested airframe. In 2002, we delivered eight C-130J aircraft, and were awarded a contract from the U.S. Air Force for five additional aircraft. In addition, Congress approved a multi-year procurement of C-130Js as part of the defense budget for fiscal year 2003. In 1999, we decided to cease booking profit on the C-130J program until such time as costs have stabilized, and orders have been obtained to ensure absorption of non-recurring costs and a build rate which substantiates that a profitable production rate can be attained.

We also are involved in C-5 aircraft modernization for the U.S. Air Force, which includes an avionics modernization and a reliability enhancement and re-engining program. We received full-contract authorization for the system development and demonstration phase of the C-5 reliability enhancement and re-engining program in March 2002. The initial C-5 airplane incorporating avionics modernization accomplished its first flight in December 2002.

In addition, we are involved in other programs, including the joint Japan/U.S. production of the F-2 fighter aircraft. We provide sustaining engineering, modifications and upgrades for existing aircraft, including the U-2 reconnaissance aircraft, earlier model
C-130s and the F-117. We also participate in the T-50 trainer aircraft program with Korea and the C-27J airlift aircraft program with Alenia Aeronautica of Italy. We also are involved in advanced development programs and advanced design and rapid prototype applications.

Aeronautics competes in the worldwide market for military aircraft. While there are many segments within this market, we have primarily focused our activities in two areas: combat aircraft and air mobility or transport aircraft. We are a major competitor in both segments throughout the world. Unlike the market for commercial aircraft, the military market is subject to a wide variety of U.S. Government controls (e.g., export restrictions, market access, technology transfer and contracting practices). While a variety of factors determine the results of different competitions, price is a major determinant, as well as past performance and customer confidence. Other critical factors are technical capabilities, political relationships, release of technology, prior purchase experience, financing, offset requirements and total cost of ownership. In many cases, especially in the international market, the military and political relationship with the U.S. and industrial cooperation programs are important factors in determining the outcome of competitions.

In the military aircraft market, we compete with both domestic and international companies. Some or all of these companies are competing, or preparing to compete, in the market for unmanned military aircraft. Our military aircraft programs also face potential competition from the application of derivatives of commercial aircraft to missions that require large aircraft and the application of unmanned vehicles to missions that are now served by tactical-bomber capabilities.

In the tactical fighter market, the F-16 remains a formidable competitor, especially on the basis of price. It competes less effectively where stealth is a major determinant, but otherwise the ability to update its capabilities with changes in sensor and weapon systems makes the F-16 a strong competitor.

The F-35 is envisioned to be a cornerstone of future defense capability and is planned to replace several existing multi-role fighters currently in production for the U.S. and its allied partners. Due to the number of governments that have signed up to participate in the system development and demonstration phase, we anticipate that a large international market could develop for the F-35.

We believe that the F/A-22 is well positioned to evolve and help satisfy the long-range weapon delivery needs of our customers while providing the air dominance and strike capabilities needed for conventional military operations. The program currently is in low-rate initial production, and is scheduled to enter full production in 2006.

The U.S. market has historically been the major driver for product design and development activities for military combat and transport aircraft. However, this has been modified somewhat over the years with international customers being willing to fund military aircraft research and development programs in cooperation with U.S. defense contractors. Examples of joint international development programs include our F-35 program currently with nine countries participating, our F-16 Block 60 program with the United Arab Emirates, our T-50 trainer aircraft program with Korea, our F-2 fighter program with Japan, and our C-27J airlift aircraft program with Alenia Aeronautica of Italy.

The transport aircraft market is being driven by the need to maintain or replace large numbers of aircraft for which maintenance costs have been increasing and by high development costs for new replacement aircraft. In most cases, the choice has been to modernize and update the available aircraft. In some mission segments, new commercial aircraft derivatives will make suitable replacement platforms and may be the final choice. In most other cases, existing platforms will perform the job more capably if suitably modernized. Many of these existing aircraft are heritage Lockheed Martin platforms (e.g., C-5, P-3, C-130E-H), which we believe affords Aeronautics a competitive advantage. Aeronautics remains focused on reducing the price of the C-130J to improve its competitive position.

Based on current projected DoD spending profiles and budget priorities, we believe we are well positioned strategically and operationally to compete in the market for combat and transport aircraft. If the DoD significantly alters future program plans, we would have to re-evaluate our current strategic thrusts and potentially re-program our resources to pursue a broad area of technical activities that could be newly important. We believe that our current products are competitive with potential unmanned systems. While we do not believe the unmanned technology is sufficiently robust for widespread replacement of manned vehicles for an extended period of time, we are pursuing plans to be competitive in this market segment in the future. If the U.S. Government decides to make larger investments in competing or new programs, there is always the potential that the availability of adequate funding for our programs could be adversely affected.

The segment is dependent on the U.S. military and international governments as customers. In 2002, U.S. Government customers accounted for more than 69% of the segment’s net sales.

Technology Services

Our Technology Services segment provides a wide array of information, management, engineering, scientific and logistics services to government agencies and commercial customers. Technology Services has six lines of business:

•	Government Information Technology
•	Commercial Information Technology
•	Military Aircraft and Logistics Centers
•	Defense Services
•	NASA
•	Energy

In 2002, Technology Services’ net sales represented 12% of our total net sales. We derive a portion of our sales from government-owned, contractor-operated contracts where we receive a fee for performing management services and are reimbursed for the cost of operations. In those instances, only our fee is recorded in net sales.

Our Government Information Technology business provides a full spectrum of IT support to federal, state, and local government agencies. Our information technology customers include the U.S. Social Security Administration, Patent and Trademark Office, DoD, Department of Energy (DoE), NASA, and the Departments of Justice and Health and Human Services. Specific types of information technology support include program management, complex systems development, complete life-cycle software support, information assurance and enterprise integration. Much of the work we perform is contracted through task order vehicles or a Government Services Administration schedule.

Our Commercial Information Technology business provides information technology services to select commercial customers, including Nike, Goodyear Tire & Rubber, and Cummins

Corporation. We provide data center management, distributed system management, seat management, network services, help desk, applications development and maintenance, asset management and business consulting.

Our Military Aircraft and Logistics Centers provide aircraft maintenance, modification services, contractor logistics support, and engine maintenance, repair and overhaul services for government customers around the world. We provide depot-level and field maintenance of airframes and engines, major aircraft modifications, avionics upgrades, logistics and engineering support, customer site operations, and government facility privatization projects in the U.S. and overseas. We also manage international aircraft depots in Saudi Arabia and Argentina.

Our Defense Services business provides a wide range of professional and technical support services for the DoD, the Department of Homeland Security and the U.S. intelligence community. Services we perform include management of mission critical infrastructure and systems, and providing operation management, maintenance, logistics and engineering functions for military systems. These services include aircrew training, flight-simulator engineering support and assembly, and installation, integration, upgrade and repair services for a variety of computer, communications, command and control, radar, target, simulation and surveillance systems. These services also include facility support, supply chain management, spacecraft transportation, “clean-room” based satellite processing, launch pad activation, satellite early-orbit test and checkout, satellite mission operations, ground systems development and sustainment, and post-processing information analysis and related ground systems sustainment. In 2002, we trained over 54,000 airport-security passenger screeners for the Transportation Security Agency (now a part of the Department of Homeland Security), which exceeded the congressionally mandated requirement.

For NASA, we provide engineering, science and information services at nine centers across the country. Core competencies include mission operations, flight hardware and payload development and integration, propulsion testing, engineering and technical support for life sciences, information technology engineering design and support services, and software design, development and process control. NASA has decided to extend the current Science, Engineering, Analysis, and Test contract for one year (through 2004). NASA also decided not to exercise the five-year approximately $1.8 billion option for the Consolidated Space Operations contract, but will re-compete the work in multiple packages.

Our Energy business manages two large laboratory facilities in the U.S. and participates in the management of a large facility in the U.K. The Knolls Atomic Power Laboratory designs nuclear reactors for the U.S. Navy. It also supports the existing fleet of nuclear powered ships and trains the Navy personnel who operate those ships. Technology Services is in the third year of a ten-year, $3.8 billion government-owned, contractor-operated contract at Knolls. Sandia National Laboratories supports the stewardship of the U.S. nuclear weapons stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials and processes, pulsed power, micro-electronics and photonics, and computational and information sciences. Sandia has developed a number of promising technologies that have potential applications in a multitude of industries and for homeland security. At the end of 2002, the DoE announced its intention to extend our Sandia contract for an additional five years. In the U.K., we own one-third of a joint venture that is performing the Atomic Weapons Establishment program.

In addition to the Sandia contract extension and Transportation Security Administration contract to train passenger screeners, Technology Services received several new and follow-on awards in 2002. We received new awards from the Centers for Medicare and Medicaid Services for the Consolidated IT Infrastructure Contract and from the FBI for the Technology Refresh Program. The Defense Information Support Agency renewed our ENCORE contract to provide IT solutions to the DoD and other government agencies. The Defense Logistics Agency awarded us a ten-year contract to provide supply chain management services for proprietary parts for Lockheed Martin aircraft. The U.S. Army Space and Missile Command awarded a joint venture, in which we hold a 49% ownership interest, a contract to provide range and logistics services to the Kwajalein Missile Range. We account for our ownership interest in the venture using the equity method of accounting. As such, we record our proportionate share of the venture’s profit or loss as part of the segment’s operating profit or loss, but do not record any portion of venture’s revenues as sales. We also received a contract to provide mission services in support of U.S. facilities at a Royal Air Force installation in the U.K

As part of its continuing strategy of focusing on core markets, Technology Services took several portfolio-shaping actions in 2002. To strengthen our growing business in the military aircraft market, we established a limited partnership with GE Aircraft Engines through which some GE military engine lines will be overhauled and upgraded at Lockheed Martin’s Kelly Aviation Center in San Antonio, Texas. We own 85% of that limited partnership. We divested three non-core commercial IT businesses. We also entered into an agreement to divest our share of a commercial aircraft services joint venture in China. These divestiture transactions did not have a material impact on our consolidated results of operations or financial position in 2002.

Technology Services competes against both large aerospace and defense corporations and pure service companies in all our major markets. The competitive landscape is highly fragmented with no single company or small group of companies in dominant positions. The principal factors of competition include price, technical and management capability, past performance and, increasingly, the ability to develop and implement complex, integrated solutions to meet the challenges facing government customers across their entire enterprise.

The segment is heavily dependent on both military and civilian agencies as customers. In 2002, U.S. Government customers accounted for approximately 88% of the segment’s total net sales.

Patents

As of December 31, 2002, we owned approximately 1,969 U.S. patents and 987 foreign patents, and had approximately 1,222 U.S. patent applications and 713 foreign patent applications pending. In addition to owning a large portfolio of intellectual property, we also license intellectual property to, and from, third parties. The U.S. Government has licenses in our patents that are developed in performance of Government contracts, and it may use or authorize others to use the inventions covered by such patents for Government purposes. Un-patented research, development and engineering skills also make an important contribution to our business. We currently are defending several lawsuits that allege infringement of other companies’ patents.

While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. We also do not believe that any of our pending intellectual property litigation, if decided adversely, would have a material effect on our business taken as a whole

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. We generally have not experienced difficulty in our ability to obtain raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space programs. Aluminum and titanium generally have been in good supply. Carbon fiber is an important ingredient in the composite material that is used on certain of our Aeronautics programs, such as the F/A-22 and F-35. Nicalon fiber also is a key material used on the F/A-22 aircraft. One type of carbon fiber and the nicalon fiber that we use are currently only available from single-source suppliers. Aluminum lithium, which we use in the producing the Space Schuttle’s external tank, also is currently only available from a single source. While we do not anticipate material problems regarding the supply of our raw materials, it is possible that the unavailability of key materials in the future could delay one or more of our programs, result in increased costs or reduce award fees.

No material portion of our business is considered to be seasonal, although in recent years our revenues in the last six months of the year have generally exceeded those in the first six months of the year. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Government Contracts and Regulation

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, the U.S. Postal Service, the Social Security Administration, the Patent and Trademark Office, and the Departments of Energy, Justice, Health and Human Services, Homeland Security and Transportation. Similar government authorities exist in our international markets.

The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience as well as for default based on performance. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.

Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

Sales of our products and services internationally are subject to local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings) as well as to varying currency, political and economic risks. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy. The policies of some international customers require offset programs (e.g., in-country purchases, manufacturing and financial support projects required as a condition to obtaining orders) or other arrangements. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. In international sales, we face substantial competition from domestic manufacturers and other foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products).

We have investments in several satellite or telecommunications ventures, which are subject to regulation by the Federal Communications Commission (FCC) and other international telecommunications regulatory authorities. FCC and other regulatory decisions have had and are likely to continue to have an impact on the value of those investments. In 2000, Congress passed the Open-market Reorganization for the Betterment of International Telecommunications Act that, among other measures, establishes deadlines for completion of initial public offerings by Intelsat, Ltd. and Inmarsat Ventures, plc, as well as specific criteria for determining whether the privatizations of those entities are pro-competitive. If those criteria are not met, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for certain services. If this were to occur, the value of the Corporation’s investment in those entities could be adversely affected. In the fourth quarter of 2002, we recorded charges to write-down the book value of certain of our telecommunications equity investments. See “Management’s Discussion and Analysis” on page 46 of this report.

Backlog

At December 31, 2002, our total negotiated backlog was $70.4 billion compared with $71.3 billion at the end of 2001. The total negotiated backlog of each of our segments at December 31, 2002, was as follows: Systems Integration—$17.7 billion; Space Systems—$12.6 billion; Aeronautics—$35.5 billion; and Technology Services—$4.6 billion. Of our total 2002 year-end backlog, approximately $47.3 billion, or 67%, is not expected to be filled within one year.

These amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer—Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog was $36.1 billion at December 31, 2002.

Environmental Regulation

Our operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the U.S. Environmental Protection Agency (EPA) or by a state agency.

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

Most of the laws governing environmental matters include criminal provisions. If we were convicted of a violation of the federal Clean Air Act or the Clean Water Act, our facility or facilities involved in the violation would be listed on the EPA’s List of Violating Facilities. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded to us during any period of listing by the EPA.

We have incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. We are responding to three administrative orders issued by the California Regional Water Quality Control Board in connection with our former Lockheed Propulsion Company facilities in Redlands, California. In January 2002, the State of California reduced the provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to 4 ppb. Although this provisional standard does not create a legally enforceable requirement for us at this time, we have developed a preliminary remediation plan that would meet the provisional standard if it were to become final. See Management’s Discussion and Analysis—Environmental Matters at

page 69 of this report. We also have been responding to soil and regional groundwater contamination in the San Fernando Valley associated with our former operations in Burbank and Glendale, California. In addition, we are involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are changing cost estimates, continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 69 through 71 and Note 15—Commitments and Contingencies on page 107 through page 110 of this Form 10-K.

Research and Development

We conduct research and development activities under customer funded contracts and with Independent Research and Development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In 2002, we spent approximately $830 million on IR&D, product development and bid and proposal funds, a substantial portion of which was included in general and administrative costs allocable to U.S. Government contracts. We spent $875 million and $863 million on such activities in 2001 and 2000, respectively.

During 2002, we did not undertake the development of a new product or line of business requiring the investment of a material amount of our total assets, other than increasing investments in the development or improvement of launch vehicles.

See Research and development and similar costs in Note 1— Significant Accounting Policies of the Notes to Consolidated Financial Statements on page 82 of this Form 10-K.

Employees

At December 31, 2002, we had approximately 125,000 employees, the majority of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. Management considers employee relations generally to be good.

Approximately one-fifth of our employees are covered by over a hundred separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful at negotiating successor agreements without any material disruption of operating activities. This does not assure, however, that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements when they become due. If we were unsuccessful in those efforts, there is the potential that we could incur unanticipated delays or expenses in the programs affected by any resulting work stoppages.

Risk Factors and Forward-Looking Statements

An investment in our common stock involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this report, before deciding to purchase shares of our common stock.

This report also contains statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, scheduled, forecast and similar expressions are intended to identify forward-looking statements.

Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, environmental remediation cost estimates, and planned dispositions of assets are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in this section, could affect our forward-looking statements and actual performance.

•	We rely heavily on sales to the U.S. Government.

We derive approximately 80% of our revenue from sales to the U.S. Government. We expect that U.S. Government sales will be the primary source of our revenue for the foreseeable future. Our ability to successfully compete for and retain business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance and the ability to recruit and retain key personnel. U.S. Government programs are subject to uncertain future funding levels, which can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. Government budgets. Events like Operation Enduring Freedom, the continued war on terrorism and nuclear proliferation in North Korea may positively or adversely affect funding for our programs or result in changes in U.S. Government programs or spending priorities.

•	Our U.S. Government contracts may be terminated at any time and may contain other unfavorable provisions.

The U.S. Government can typically terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders.

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. U.S. Government agencies generally have the right to not exercise these option periods and may not exercise an option period if the agency is not satisfied with our performance of the contract. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts and our financial condition and operating results could be materially adversely affected. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.

In addition to unfavorable termination provisions, our U.S. Government contracts contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

•	As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These laws and regulations affect how we do business with our customers, and in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts.

•	Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies such as the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

•	Developing new technologies entails significant risks and uncertainties.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. Components of certain of the defense systems and products we develop are explosive and inherently dangerous. Failures of launch vehicles, spacecraft and satellites, missile systems, air-traffic control systems, train-control systems, homeland security applications, nuclear facilities, and aircraft have the potential to cause loss of life and extensive property damage. We may face liabilities related to the maintenance or servicing of aircraft or other platforms or for training services we supply in the course of our business. In addition, from time-to-time, we have employees deployed on-site at active military installations or locations. In some, but not all, circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident. It also is not possible to obtain insurance to protect against all operational risks and liabilities.

Substantial claims resulting from an accident in excess of Government indemnity and our insurance coverage could harm our financial condition and operating results. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The demand for workers with specialized engineering and technical skills within the defense and aerospace industries is likely to remain high for the foreseeable future, while the pool of trained individuals with those skills has been declining. As a result, we will be competing with other companies with similar needs in hiring skilled employees, and we may incur increased labor, recruiting or training costs so as to have access to the required skills.

•	Cost over-runs on our contracts could subject us to losses or adversely affect our future business.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur, and consequently, any costs in excess of the fixed price are absorbed by us. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursement contracts, which are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

•	Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2002, our backlog included both cost reimbursement and fixed-price contracts. Cost reimbursement contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursement contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

•	If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

•	We use estimates in accounting for many programs. Changes in our estimates could adversely affect our future financial results.

Contract and program accounting require judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees are also used in estimating sales and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on accounting policies and internal controls we have in place for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis—Critical Accounting Policies—Contract Accounting/Revenue Recognition” on page 44 and Note 1 to the financial statements on page 81.

•	The level of returns on pension and retirement plan assets could affect our earnings in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our employee benefit plans. This is particularly true with income or expense for our pension plans. An example of how changes in our assumptions related to employee benefit plans can affect our financial statements occurred in 2002. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see “Management’s

Discussion and Analysis—Critical Accounting Policies—Post-Retirement Benefit Plans” on page 45 of this report.

•	Declines in the value of our equity investments may affect our future earnings or shareholders’ equity.

We have investments in equity securities of several companies. We review these investments each quarter to evaluate our ability to recover our investments. We record an impairment charge if the fair value of the investment has declined below our carrying value, and that decline is viewed to be other than temporary. We estimate the fair values based market prices when available and other valuation methods (e.g., discounted cash flow analyses, sum-of-the-parts valuations and trading multiples). In estimating fair value, we are required to exercise judgment. Changes in our assumptions could affect the fair value. For a discussion of the factors we consider, see “Management’s Discussion and Analysis—Critical Accounting Policies—Impairment of Investments in Equity Securities” on page 46 of this report.

Many of our investments are concentrated in the satellite services and telecommunications industries. These industries continue to be adversely affected by the capital markets, excess satellite capacity and competition from other kinds of telecommunications services, including fiber optic cable and other wireless communication technologies. Realization of the value of our equity investments, or related equity earnings for a given period, may be affected by the ability of the companies to successfully execute their business plans, the availability of funding, industry considerations specific to each company’s business, general economic conditions and other factors.

•	International sales pose potentially greater risks.

Our international business (mainly foreign military sales to various governments in Europe, Asia and the Middle East) tends to have more risk than our domestic business due to the greater potential for changes in foreign economic and political environments. Our business is also highly sensitive to changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. Our contracts, however, generally are denominated in U.S. dollars.

In addition, general economic conditions and trends can and do affect our businesses. Our business may be adversely affected by the outcome of legal proceedings and other contingencies, which cannot be predicted with certainty. See Legal Proceedings on page 29 and Note 15—Commitments and Contingencies on page 107 through page 110 of this Form 10-K. For a discussion identifying additional risk factors and important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the discussion of Government Contracts and Regulation on page 19 through page 20, “Industry Considerations” in Management’s Discussion and Analysis on page 40 through page 44, Note 1—Significant Accounting Policies on page 79 through page 85, “Critical Accounting Policies” in Management’s Discussion and Analysis on page 44 through 48, and “Environmental Liabilities” on page 48 through 49 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

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

ITEM 2.    PROPERTIES

At December 31, 2002, we operated in 362 locations (including, offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) throughout the United States and internationally. Of these, we owned 49 locations aggregating approximately 33 million square feet and leased space at 313 locations aggregating approximately 21 million square feet. We also manage or occupy various government-owned facilities. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2002, our lines of business had major operations at the following locations:

•	Systems Integration—Troy, Alabama; Camden, Arkansas; Orlando, Florida; Baltimore, Gaithersburg and Rockville, Maryland; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; and Manassas, Virginia.

•	Space Systems—Goodyear, Arizona; San Diego, San Jose, Sunnyvale and Palo Alto, California; Denver, Colorado; New Orleans, Louisiana; Valley Forge and Newtown, Pennsylvania; and Reston and Fairfax, Virginia.

•	Aeronautics—Palmdale, California; Marietta, Georgia; and Fort Worth, Texas.

•	Technology Services—Sunnyvale, California; Cherry Hill, New Jersey; Albuquerque, New Mexico; Niskayuna, New York; Greenville, South Carolina; Houston and San Antonio, Texas; and Washington, D.C.

•	Corporate and other locations—Bethesda, Clarksburg and Rockville, Maryland; Norristown, Pennsylvania; Arlington (Crystal City), Virginia; and Lakeland, Florida.

At December 31, 2002, a summary of our floor space by core operating unit consisted of:

(Square feet in millions)	Leased	Owned	Government Owned	Total
Systems Integration	9.2	13.0	0.2	22.4
Space Systems	4.0	12.0	5.0	21.0
Aeronautics	1.3	5.1	15.0	21.4
Technology Services	5.0	0.2	6.1	11.3
Corporate & other locations	1.5	2.5	0.0	4.0

Total	21.0	32.8	26.3	80.1

At December 31, 2002, we owned various large tracts of land that are available for sale or development. The location and approximate size of these tracts include:

Location	Acreage
Beaumont, California	11,700
Orlando, Florida	750
Palmdale, California	650

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

ITEM 3.    LEGAL PROCEEDINGS

We are parties or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. Based on the information available to us as of the date of filing of this report, we do not believe that resolution of any of these matters will have a material adverse effect upon the Corporation.

From time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to Government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. For the U.S. Government investigations noted below, it is too early for us to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on our results of operations or financial condition.

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

The Corporation has filed motions to dismiss the complaints, as well the amended complaints filed by the plaintiffs, in both matters. Most recently, in the Securities Litigation proceeding, the district court granted our motion to dismiss the second amended complaint on July 22, 2002. The plaintiffs filed a third amended complaint on September 12, 2002, and we filed a motion to dismiss that complaint on October 28, 2002.

In the Kops proceeding, the district court on November 1, 2002 granted part and denied part of our motion to dismiss the second amended complaint. The court dismissed, with leave to amend, the allegation that we publicly announced false or misleading expectations about anticipated results in a variety of areas, including the sale of F-16 aircraft to a foreign government in 1999, expected deliveries of C-130J aircraft in 1999 and earnings projections. The court dismissed, without leave to amend, the allegations that we made false statements regarding the expected number of satellite launches in 1999. The court denied our motion regarding the allegations that we falsely claimed the sale of seven C-130J aircraft to the Air Force and improperly recognized revenue from that sale. Plaintiffs advised the court that they intend to stand on the second amended complaint and to proceed solely on the revenue recognition allegation. In addition, plaintiffs have without prejudice dismissed as defendants Mr. Bennett and a former officer of the Corporation.

As previously reported, since November 2000, the SEC has been investigating the adequacy of the Corporation’s disclosures regarding the regulatory approval of the proposed merger between the Corporation and Northrop Grumman, which was announced in 1997 and terminated in 1998. The Corporation is cooperating with the SEC’s investigation.

As previously reported, in 1994, we were awarded a $180 million fixed-price contract by the DoE for the design, construction and limited test of remediation facilities, and the remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The DoE, through Lockheed Martin Idaho Technologies Company (LMITCO), its management contractor, terminated the Pit 9 contract for default. We filed a lawsuit against the DoE on the same day in the U.S. Court of Federal Claims in Washington, D.C., challenging the default termination and seeking to recover our costs, which are included in inventories. On June 1, 1998, LMITCO, at the DoE’s direction, filed suit against us in the U.S. District Court in Idaho, seeking, among other things, recovery of approximately $54 million previously paid to us by LMITCO under the Pit 9 contract. We filed counterclaims against LMITCO challenging the default termination and seeking to recover our costs. In October 2001, the court dismissed our complaint in the Court of Federal Claims against the DoE. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court of Federal Claims. We continue to defend and to pursue our counterclaims in the DoE lawsuit in Idaho, which is set for trial in August 2003, while independently pursuing resolution of the matter through non-litigation means. For additional information regarding this matter, see Note 15—Commitments and Contingencies on page 110 of this Form 10-K.

As previously reported, in February 2000, we were served with a grand jury subpoena issued by the U.S. District Court for the Southern District of Texas in Houston seeking documents related to cost accounting issues in connection with NASA service and support contracts performed by Lockheed Engineering & Sciences Company and its successors, Lockheed Martin Engineering & Sciences Services and Lockheed Martin Space Operations. We are cooperating with the Government’s investigation.

As previously reported, since 1996, we have been defending two complaints filed against us in the United States District Court for the Middle District of Florida as qui tam actions under the Civil False Claims Act and unsealed in 1996. A qui tam action is a lawsuit filed by private plaintiff, or relator, in the name of the Government in which the relator is entitled to a portion of any recovery. On November 20, 2001, the Department of Justice Civil Division intervened in one of the lawsuits, alleging that the Corporation in 1994 defectively priced a proposal submitted to the Air Force for the foreign military sale of LANTIRN pods. The Department did not intervene in the second qui tam lawsuit. We are cooperating with the Government’s continuing investigation. We also continue to defend the lawsuits vigorously. Trial is set for September 2003.

The Department of Justice is investigating whether hazardous waste was properly stored and handled at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky. Former employees of Martin Marietta Energy Systems and Lockheed Martin Energy Systems have testified before a Federal grand jury in Louisville, Kentucky. The grand jury has not issued a subpoena to the Corporation.

As previously reported, on June 17, 2002, we were served with a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena seeks documents relating to an international sales agent engaged by Loral Corporation in connection with the sale of synthetic aperture radars to the Government of Korea in 1996. We are cooperating with the investigation.

In a lawsuit filed against us in the United States District Court for the Northern District of California, Space Systems/Loral alleges that our series 3000, 4000, 5000 and 7000 satellites, as well as our A2100 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. We believe that our satellites do not infringe the patent and have moved for summary judgment. If necessary, we will vigorously defend the case at trial. Trial is set for April 28, 2003.

Since 1997, as previously reported, we have been in litigation with residents of Redlands in California regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals and putative classes of individuals arising from our alleged contribution to regional groundwater contamination. On March 3, 2003, the California Supreme Court issued a final decision denying class certification. Trial preparations continue with respect to the 800 individual claimants in Redlands. We intend to continue to defend these claims vigorously.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 69 through 71 and
Note 15—Commitments and Contingencies on page 107 through page 110 of this Form 10-K.

As previously reported, on May 2, 2002, the EPA issued a notice alleging that we had been out of compliance during portions of 2000 and 2001 with certain terms and conditions of the Burbank Operable Unit consent decrees concerning the operation of a groundwater pump-and-treat system we constructed. We agreed with the EPA to settle the matter for $260,000 and to review whether we should perform additional work to improve the existing pump-and-treat system.

Like many other industrial companies in recent years, we are a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into our premises and certain historical products. We have never mined or produced asbestos and no longer incorporate it in any currently manufactured products. We have been successful in having a substantial number of these claims dismissed without payment. The remaining resolved claims have settled for amounts that are not material individually or in the aggregate. A substantial majority of our asbestos-related claims have been covered by insurance or other forms of indemnity. Based on the information available to us as of the date of filing of this report, we do not believe that resolution of any or all of these matters will have a material adverse effect upon the Corporation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4(a).    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Name (Age at 12/31/02)	Positions and Offices Held	Principal Occupation and Business Experience (Past Five Years)
Vance D. Coffman (58)	Chairman and Chief Executive Officer

Chairman since April 1998, Chief Executive Officer since August 1997 and Board member since 1996; Vice Chairman of the Board from August 1997 to April 1998; President from June 1996 to July 1997 and from October 1999 to April 2000; Chief Operating Officer from January 1996 to July 1997; Executive Vice President from January to June 1996; President and Chief Operating Officer, Space & Strategic Missiles Sector from March 1995 to December 1995; previously served as Executive Vice President of Lockheed from 1992 to 1995; and President of Lockheed Space Systems Division from 1988 to 1992.

Robert J. Stevens (51)	President and Chief Operating Officer	President and Chief Operating Officer since October, 2000; Executive Vice President and Chief Financial Officer from October 1999 to March 2001; Vice President of

Name (Age at 12/31/02)	Positions and Offices Held	Principal Occupation and Business Experience (Past Five Years)

Strategic Development from November 1998 through September 1999; President and Chief Operating Officer, Energy & Environment Sector from January 1998 to June 1999; President, Air Traffic Management Division from June 1996 through January 1998; Executive Vice President and Senior Vice President and Chief Financial Officer of Air Traffic Management from December 1993 to May 1996; and General Manager of Loral Systems Manufacturing Company from 1987 to 1993

Rajeev Bhalla (39)	Vice President & Controller	Vice President & Controller since August 2001; prior to joining Lockheed Martin, with PricewaterhouseCoopers, LLP since 1986, partner since 1997.

Michael F. Camardo (60)	Executive Vice President—Technology Services

Executive Vice President—Technology Services since October 1999; President, Lockheed Martin Technology Services Group from March 1995 through September 1999; President, Martin Marietta Services Group from April 1993 to March 1995.

Robert B. Coutts (52)	Executive Vice President—Systems Integration	Executive Vice President —Systems Integration since October 1999; President and Chief Operating Officer, Electronics Sector from October 1998 through

Name (Age at 12/31/02)	Positions and Offices Held	Principal Occupation and Business Experience (Past Five Years)

September 1999; President, Lockheed Martin Government Electronics Systems from January 1997 until September 1998; President Lockheed Martin Aero and Naval Systems from September 1994 to December 1996; previously served as Vice President, Sourcing for the Martin Marietta Corporation.

Dain M. Hancock (61)	Executive Vice President—Aeronautics

Executive Vice President—Aeronautics since November 1999 and President of the Lockheed Martin Aeronautics Company since January 2000; President of Lockheed Martin Tactical Aircraft Systems from March 1995 to November 1999; Vice President of Lockheed Corporation from March 1993 to March 1995.

Christopher E. Kubasik (41)	Senior Vice President and Chief Financial Officer

Senior Vice President and Chief Financial Officer since October 2001; Vice President and Chief Financial Officer from February through September 2001; Vice President and Controller from November 1999 to August 2001; prior to joining Lockheed Martin, with Ernst & Young LLP since 1983, partner since 1996.

Frank H. Menaker, Jr. (62)	Senior Vice President and General Counsel	Senior Vice President and General Counsel since July 1996; Vice President and General Counsel for Lockheed Martin

Name (Age at 12/31/02)	Positions and Offices Held	Principal Occupation and Business Experience (Past Five Years)

Corporation from March 1995 to July 1996, having served in the same capacity for Martin Marietta Corporation from 1981 until March 1995.

Anthony G. Van Schaick (57)	Vice President and Treasurer

Vice President and Treasurer since October 2002; President & CEO, Lockheed Martin Investment Management Company from 1997-2002; Senior Vice President & CFO, John Wieland Homes, Inc. 1995-1997; Vice President, Group Business Operations, Lockheed Corporation, 1992-1995; Vice President & Treasurer, Lockheed Corporation, 1985-1992.

Albert E. Smith (53)	Executive Vice President—Space Systems

Executive Vice President —Space Systems since October 1999 and President of Lockheed Martin Space Systems Company since January 2000; President, Lockheed Martin Missiles & Space from June through September 1999; President, Lockheed Martin Aerospace Electronic Systems from December 1998 to June 1999; President, Sanders, a Lockheed Martin Company, from February to December 1998; President, Harris Corporation, a supplier of electronic components, from April 1996 to February 1998; Executive Vice President, Lockheed Martin Missiles & Space from January 1996

Name (Age at 12/31/02)	Positions and Offices Held	Principal Occupation and Business Experience (Past Five Years)

to April 1996; Vice President and Assistant General Manager-Commercial, Lockheed Martin Space Systems Division from 1993 to January 1996.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At January 31, 2003, we had 45,425 holders of record of our Common Stock, $1 par value. Our Common Stock is traded on the New York Stock Exchange, Inc. under the symbol LMT. Information concerning stock prices and dividends paid during the past two years is as follows:

Common Stock — Dividends Paid and Market Prices

	Dividends Paid		Market Prices (High-Low)
Quarter	2002	2001	2002	2001
First	$0.11	$0.11	$59.96—$45.85	$39.50—$31.00
Second	0.11	0.11	71.52— 57.35	39.80— 34.05
Third	0.11	0.11	69.97— 52.30	46.00— 35.36
Fourth	0.11	0.11	65.55— 48.64	52.98— 42.40
Year	$0.44	$0.44	$71.52—$45.85	$52.98—$31.00

ITEM 6.    SELECTED FINANCIAL DATA

Lockheed Martin Corporation

Consolidated Financial Data—Five Year Summary

(In millions, except per share data)	2002(a)	2001(b)	2000(c)	1999(d)	1998(e)

Operating results

Net sales	$26,578	$23,990	$24,541	$24,999	$25,809
Cost of sales	24,629	22,447	22,881	23,346	23,492

Earnings from operations	1,949	1,543	1,660	1,653	2,317
Other income and expenses, net	(791)	(710)	(555)	344	170

	1,158	833	1,105	1,997	2,487
Interest expense	581	700	919	809	861

Earnings from continuing operations before income taxes and cumulative effect of change in accounting	577	133	186	1,188	1,626
Income tax expense	44	90	663	459	648

Earnings (loss) from continuing operations before cumulative effect of change in accounting	533	43	(477)	729	978
Discontinued operations	(33)	(1,089)	(42)	8	23
Cumulative effect of change in accounting	—	—	—	(355)	—

Net earnings (loss)	$500	$(1,046)	$(519)	$382	$1,001

Earnings (loss) per common share

Basic:
Continuing operations before cumulative effect of change in accounting	$1.20	$0.10	$(1.19)	$1.91	$2.60
Discontinued operations	(0.07)	(2.55)	(0.10)	0.02	0.06
Cumulative effect of change in accounting	—	—	—	(0.93)	—

	$1.13	$(2.45)	$(1.29)	$1.00	$2.66

Diluted:
Continuing operations before cumulative effect of change in accounting	$1.18	$0.10	$(1.19)	$1.90	$2.57
Discontinued operations	(0.07)	(2.52)	(0.10)	0.02	0.06
Cumulative effect of change in accounting	—	—	—	(0.93)	—

	$1.11	$(2.42)	$(1.29)	$0.99	$2.63

Cash dividends	$0.44	$0.44	$0.44	$0.88	$0.82

Condensed balance sheet data

Current assets	$10,626	$10,778	$13,339	$11,080	$10,706
Property, plant and equipment, net	3,258	2,991	2,941	3,361	3,489
Intangible assets related to contracts and programs acquired	814	939	1,073	1,259	1,418
Goodwill	7,380	7,371	7,479	9,152	9,521
Other assets	3,680	5,575	5,594	5,409	3,610

Total	$25,758	$27,654	$30,426	$30,261	$28,744

Short-term borrowings	$—	$—	$12	$475	$1,043
Current maturities of long-term debt	1,365	89	882	52	886
Other current liabilities	8,456	9,600	9,408	8,298	8,338
Long-term debt	6,217	7,422	9,065	11,427	8,957
Post-retirement benefit liabilities	1,480	1,565	1,647	1,805	1,903
Other liabilities	2,375	2,535	2,252	1,843	1,480
Stockholders’ equity	5,865	6,443	7,160	6,361	6,137

Total	$25,758	$27,654	$30,426	$30,261	$28,744

Common shares outstanding at year-end	455.5	441.2	431.4	397.8	393.3

Notes to Five-Year Summary

(a)	Includes the effects of unusual items which, on a combined basis, decreased earnings from continuing operations before income taxes by $1,112 million, $632 million after tax ($1.40 per diluted share). In 2002, the Corporation adopted FAS 142 which prohibits the amortization of goodwill.
(b)	Includes the effects of unusual items which, on a combined basis, decreased earnings from continuing operations before income taxes by $973 million, $651 million after tax ($1.50 per diluted share). Also includes an unusual gain from the disposal of a business and charges for the Corporation’s exit from its global telecommunications services business which is included in discontinued operations and which, on a combined basis, increased the net loss by $1 billion ($2.38 per diluted share).
(c)	Reflects the business combination with COMSAT Corporation effective August 2000. Includes the effects of unusual items which, on a combined basis, decreased earnings from continuing operations before income taxes by $685 million, $951 million after tax ($2.36 per diluted share).
(d)	Includes the effects of unusual items which, on a combined basis, increased earnings from continuing operations before income taxes by $249 million, $162 million after tax ($0.42 per diluted share). Also includes a cumulative effect adjustment relating to the adoption of SOP No. 98-5 regarding costs for start-up activities which resulted in an unusual charge that reduced net earnings by $355 million ($0.93 per diluted share).
(e)	Includes the effects of unusual items which, on a combined basis, decreased net earnings by $162 million, $136 million after tax ($0.36 per diluted share).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lockheed Martin Corporation

December 31, 2002

Industry Considerations

Defense Business Considerations

In recent years, domestic and worldwide political and economic developments have had a significant impact on the markets for defense and advanced technology systems, products and services. Markets for defense and advanced technology systems during 2002 and in the foreseeable future will continue to be affected by the worldwide war against terrorism and threats created by the potential widespread availability of weapons of mass destruction. These realities have increased the need for greater attention to the security of our homeland and for better communication and interplay between law enforcement, civil government agencies and our military services. Our nation’s overall defense posture continues to move toward a more capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, better missile defense and improved information systems security.

The President’s budget for the U.S. Department of Defense (DoD) for fiscal year 2003 and beyond reflects the transformation of the country’s national defense posture and responds to increased needs for homeland security and defeating terrorism. This is evidenced by budget increases for operational readiness and personnel needs, as well as for both procurement and research and development. While there is no assurance that the increased DoD budget levels will be approved by Congress, the current defense budget outlook is one of modest growth. However, the level of growth and the amount of the budget that will ultimately be allocated to the investment accounts (i.e., procurement, research and development) is unknown.

Our broad mix of programs and capabilities gives us the ability to support the needs of the various agencies of the U.S. Government that require our products and services. Our product areas and programs include: missile defense; space intelligence; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); air mobility aircraft; and air power projection/precision strike capability. In terms of size and long-term potential impact, two of our more important programs are the F/A-22 fighter aircraft program and the F-35 Joint Strike Fighter program. We are also represented in almost every aspect of land, sea, air and space-based missile defense, including the PAC-3 and THAAD programs. In the areas of space intelligence and information superiority, we have leadership positions on the Milstar, Advanced Extremely High Frequency (AEHF) and Space-Based Infrared System-High (SBIRS-H) programs, and in battle management command and control capabilities. In airlift, we have the

C-130J program and are under contract to upgrade the C-5 strategic airlift aircraft. Many of these programs are large and require funding over several budget cycles. There are risks associated with these and other large, highly visible programs that are subject to appropriation by Congress which, because of their size, could be expected to become potential targets for reductions or extensions of their funding to pay for other programs.

In addition, the increase in emphasis on homeland security may increase demand for our capabilities in areas such as air traffic management, biohazard detection systems for postal equipment, information systems security and other technical systems solutions. Recent trends have indicated an increase in demand by federal and civil government agencies for upgrading and investing in new information technology systems. This is an area where we have continued to focus our resources.

In prior years, companies in our industry had reacted to historically shrinking defense budgets for procurement, research and development by combining to maintain critical mass and achieve cost savings. More recently, we have focused our efforts on cost savings and improving efficiency, as well as generating cash to repay debt incurred during the period of consolidation. Through our consolidation activities, we have been able to pass along savings to our customers, mainly the DoD.

Non-U.S. defense budgets have generally been declining over the past decade. As a result, consolidation has also been occurring in the European aerospace industry, resulting in fewer but larger and more capable competitors, potentially resulting in an environment where there could be less demand abroad for products from U.S. companies. This type of environment could reduce opportunities for European partnerships and sales potential for U.S. exports.

Other Business Considerations

As a government contractor, we are subject to U.S. Government oversight. The Government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the Government could make claims against us. Under Government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. A conviction could result in debarment for a specific period of time. Similar government oversight exists in most other countries where we conduct business. Although we cannot predict the outcome of these types of investigations and inquiries with certainty, based on current facts, we do not believe that any of the claims, audits or investigations pending against us are likely to have a material adverse effect on our business or our results of operations, cash flows or financial position.

Changes in government procurement policies and practices over the past several years, such as increases in the progress payment rate and the use of performance-based payments, have had a positive effect on our financial position and cash flows. But we are still exposed to risks associated with U.S. Government contracting, including technological uncertainties and obsolescence, and having to depend on Congressional appropriation and allotment of funds each year. Many of our programs involve the development and application of state-of-the-art technologies aimed at achieving challenging goals. As a result, setbacks, delays, cost overruns and failures can occur.

In addition to our defense businesses, we also provide products and services to civil government customers, as well as commercial customers. Relative to civil government customers, in 2002, a joint venture in which we are participating was awarded the contract for Deepwater, a modernization program for the Coast Guard’s fleet and systems. Our role will be to provide systems integration and engineering; C4ISR; air assets; and integrated logistics support. In addition, we provide products and services to agencies such as the U.S. Postal Service, the Federal Aviation Administration, NASA and the Transportation Security Administration. Although our lines of business in civil government and commercial markets are not dependent on defense budgets, they share many of the same risks as our defense businesses, as well as other risks unique to their particular marketplaces. These risks may include development of competing products, technological feasibility and product obsolescence.

With respect to our work with NASA, we provide products and services for the Space Shuttle program mainly through our Space Systems and Technology Services business segments. In 2002, work for NASA accounted for approximately 6% of our consolidated net sales, of which approximately one-half was related to the Space Shuttle program. We also have a 50% equity interest in United Space Alliance, LLC, which provides ground processing and other operational services to the Space Shuttle program. We are working with the Columbia Accident Investigation Board and NASA in the investigation of the February 2003 accident involving the Space Shuttle Columbia. This tragic event did not impact our results of operations for 2002, and it is too early to determine whether the accident will affect our business operations for 2003 and beyond.

We have entered into various joint venture, teaming and other business arrangements to help support our portfolio of products and services in commercial space as well as other lines of business. For additional information about these ventures, see the discussion in the next section concerning our “Commercial Space Business,” the discussion on page 51 captioned “Write-Off and Restructuring of Investment in Astrolink,” and the discussion on page 68 relating to Space Imaging under the caption “Capital Structure and Resources.” These arrangements generally include a formal plan for funding the business which usually requires commitments from the partners, and may require the business to get financing from other sources as well. To the extent the business is unable to get financing from other sources, the business partners, ourselves included, would be required to look at alternatives for funding the business. Some of these business arrangements include foreign partners. The conduct of international business introduces other risks into our operations, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries and the potential for unanticipated cost increases resulting from the possible deterioration of political relations.

The nature of our international business also makes us subject to the export control regulations of the U.S. Department of State and the Department of Commerce. If these regulations are violated, it can result in monetary penalties and denial of export privileges. We are currently unaware of any violations of export control regulations which are reasonably likely to have a material adverse effect on our business or our results of operations, cash flows or financial position.

Commercial Space Business

The launch vehicle industry has continued to be affected by low demand for products and services due mainly to low demand for satellites as a result of excess capacity in the telecommunications industry. Concerns over uncertainty in the economy have made it difficult for many ventures, especially telecommunications and other high-technology companies, to obtain funding from capital markets. Reduced demand and increased competition have also caused pricing pressures in the launch vehicle market. This comes at a time when we have been making significant investments in the Evolved Expendable Launch Vehicle (Atlas V) program, our next generation launch vehicle. This program has required investment of funds for research and development, start-up and other nonrecurring costs, and launch facilities. Some of these expenditures have been funded under an agreement with the U.S. Government. We had our first Atlas V launch in August 2002, successfully delivering a Eutelsat satellite into orbit. Orders to-date for the Atlas V launch vehicle have been lower than expected and at lower prices.

Similar to the launch vehicle market, the commercial satellite market is experiencing pricing pressures due to excess capacity and lower demand. Satellite demand also has been impacted by the business difficulties encountered by some companies in the commercial satellite services industry which have resulted in reduced access to capital and a reduction in the total market size in the near term. We expect to continue to reduce costs in our commercial satellite manufacturing business while keeping our focus on providing a reliable product.

In 1992, we entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). We own 51% of LKEI. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with Lockheed Martin and LKEI each holding a 50% ownership. ILS was formed to market commercial Atlas and Proton launch services around the world. We consolidate the results of operations of LKEI and ILS into our financial statements. Contracts for launch services usually require substantial advances from the customer before the launch. At the end of 2002, $412 million of advances received from customers for Proton launch services not yet provided was included as a liability on our balance sheet in the caption “Customer advances and amounts in excess of costs incurred.”

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have sent advances to Khrunichev for launches we purchased which have not yet been assigned to customers. The advances sent to Khrunichev are included on our balance sheet in inventories. In the fourth quarter of 2002, we entered into an agreement with Khrunichev to eliminate the requirement to provide launch services for our prior advances that were not associated with specific customer launch orders in exchange for an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. Due to the continuing overcapacity in the launch vehicle market, we do not expect to recover amounts previously advanced for an extended period of time. In addition, we assessed the likelihood of customer terminations-for-convenience for launches currently under contract. A contract termination would require Khrunichev to refund a portion of the advances we have made to them and would require us to refund a portion of the advances received from the customer. As a result of these factors, we reduced the carrying value of our advances to Khrunichev and recognized a charge, net of state income tax benefits, of $173 million in the fourth quarter of 2002. The charge reduced net earnings by $112 million ($0.25 per share). At year-end 2002, $391 million of payments to Khrunichev were included in inventories. Our ability to realize the remaining amounts may be affected by Khrunichev’s ability to provide the launch services and the political environment in Russia. Through the end of 2002, launch services through LKEI and ILS have been provided according to contract terms.

The Corporation has entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of RD-180 booster engines for use in the Corporation’s Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $61 million of payments made under this agreement for engines not yet delivered were included in the Corporation’s inventories at December 31, 2002.

Critical Accounting Policies

Contract Accounting / Revenue Recognition

A large part of our business is derived from long-term development and production contracts which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, “Audits of Federal Government Contractors,” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting for a particular contract. Generally, we record long-term fixed-price contracts on a percentage of completion basis using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. For certain other long-term fixed-price contracts which, along with other factors, require us to deliver minimal quantities over a longer period of time or to perform a substantial level of development effort in comparison to the total value of the contract, revenues are recorded when we achieve performance milestones or using the cost-to-cost method of accounting. Under the cost-to-cost method of accounting, we recognize revenue based on the ratio of costs incurred to our estimate of total costs at completion. We record sales under cost-reimbursement-type contracts as we incur the costs. As a general rule, we recognize sales and profits earlier in a production cycle when we use the cost-to-cost and milestone methods of percentage of completion accounting versus when we use the units-of-delivery method. We have accounting policies in place to address these and other complex issues in accounting for long-term contracts. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under “Sales and earnings” in Note 1 to the financial statements.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees are also a significant factor in estimating sales and profit rates based on actual and anticipated awards.

Products and services provided under long-term development and production contracts make up a large portion of our business, and therefore the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. We follow U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Business segment personnel perform reviews of the status of contracts through periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business segment performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are scrutinized for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency.

Post-Retirement Benefit Plans

Most employees are covered by defined benefit pension plans, and we provide health care and life insurance benefits to eligible retirees. Our earnings may be positively or negatively impacted by the amount of income or expense we record for our employee benefit plans. This is particularly true with income or expense for qualified defined benefit plans (pension plans) because those calculations are sensitive to changes in several key economic assumptions and workforce demographics.

We account for our pension plans using Statement of Financial Accounting Standards (FAS) No. 87, “Employers’ Accounting for Pensions” (FAS 87). Those rules require that the amounts we record, including the income or expense for the plans, be computed using actuarial valuations. These valuations include many assumptions, including assumptions we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension income or expense for the following fiscal year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

We use judgment in selecting these assumptions each year because we have to consider not only current market conditions, but also make judgments about future market trends, changes in interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

An actual example of how changes in these assumptions can affect our financial statements occurred in 2002. Based on our review of market trends, actual returns on plan assets, and other factors, we lowered the expected long-term rate of return on plan assets for our year-end 2002 actuarial calculations to 8.5%, versus 9.5% for 2001. This rate is applied to a calculated value of plan assets which results in an amount that is included in pension income or expense in the following year. We also lowered the discount rate assumption to 6.75% at year-end 2002, versus 7.25% used for 2001. These changes, together with other factors such as the effects of the actual return on plan assets, result in our projecting a substantial amount of pension expense for 2003, compared to recording pension income in 2002.

Also, at the end of 2002, we recorded an adjustment in the stockholders’ equity section of our balance sheet to reflect a minimum pension liability for most of our pension plans. This adjustment is calculated on a plan-by-plan basis, and is determined by comparing the accumulated benefit obligation (ABO) for the plan to the fair value of that plan’s assets. The amount by which the ABO exceeds the fair value of the plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability, with a corresponding increase in an intangible asset, if appropriate, and a reduction to stockholders’ equity, consistent with FAS 87. The noncash after-tax adjustment related to our recording of a minimum pension liability in 2002 did not impact earnings, but reduced our stockholders’ equity by $1.5 billion. This adjustment is computed at each year-end and could potentially reverse in the future if financial markets improve and interest rates increase, or could potentially increase if financial market performance and interest rates continue to decline.

The total funding requirement for our pension plans under U.S. Government Cost Accounting Standards (CAS) in 2002 was $87 million. CAS is a major factor in determining our funding requirements and governs the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government. For 2003, we expect our funding requirements under CAS to increase substantially. This amount is recovered over time through the pricing of our products and services on U.S. Government contracts, and therefore is recognized in our net sales. Also in 2003, funding in addition to the amount calculated under CAS will likely be required under Internal Revenue Code rules. Any additional amounts computed under those rules are considered to be prepayments under the CAS rules, and therefore are recorded on our balance sheet and recovered in future periods.

Impairment of Investments in Equity Securities

We have investments in equity securities of several companies, some of which are publicly traded entities. We review these investments each quarter to evaluate our ability to recover our investments. We record an impairment charge if the fair value of the investment has declined below our carrying value, and that decline is viewed to be other than temporary.

For publicly traded companies, the fair value of the equity securities is determined by multiplying the number of shares we own by the stock price, as well as by computing estimates of the fair values based on a variety of valuation methods (e.g., discounted cash flow analyses, sum-of-the-parts valuations and trading multiples). For those companies that are not publicly traded, we prepare discounted cash flow analyses to compute an estimate of the fair value of the investment. Since we generally do not have access to internal projections of those companies, we prepare projections based on information that is publicly available. We use judgment in computing the fair value based on our evaluation of the investee and establishing an appropriate discount rate and terminal value to apply in the calculations. In selecting these and other assumptions, we consider the investee’s ability to execute their business plan successfully, including their ability to obtain required funding, general market conditions, and industry considerations specific to their business. It is likely that we could compute a materially different fair value for an investment if different assumptions were used or if circumstances were to change.

Many of our investments are concentrated in the satellite services and telecommunications industries, including Intelsat, Ltd. (Intelsat), Inmarsat Ventures plc (Inmarsat) and New Skies Satellites, N.V. (New Skies). These industries continue to be affected by the capital markets, excess satellite capacity and competition from other kinds of telecommunications services, including fiber optic cable and other wireless communication technologies. This has been evidenced by recent bankruptcy filings by some telecommunications companies. Intelsat, Inmarsat and New Skies are also subject to regulation by the Federal Communications Commission (FCC). FCC decisions and policies have had, and may continue to have, a significant impact on these companies. In 2000, Congress passed the Open-Market Reorganization for the Betterment of International Telecommunications Act (the ORBIT Act) that, among other things, established deadlines for Intelsat and Inmarsat to complete their initial public offerings. Under the ORBIT Act, Intelsat and Inmarsat were required to complete their initial public offerings by December 31, 2002. However, Inmarsat has received an extension from the FCC until June 30, 2003. In October 2002, legislation was enacted which extends the deadline for Intelsat to complete its initial public offering to December 31, 2003, or June 30, 2004 if approved by the FCC. Unless there are changes in the current trends and market conditions in the telecommunications industry, as well as in the capital markets, Intelsat and Inmarsat may have difficulty in completing their initial public offerings by the ORBIT Act deadlines. If those deadlines are not met or extended by further amendments to the legislation, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for some services. If this were to occur, the value of our investments could be adversely affected.

In the fourth quarter 2002, as part of the ongoing evaluation of our ability to recover our investments, we calculated an estimate of the current fair values of our investments in Intelsat and Inmarsat. For our investment in New Skies, we calculated the current fair value based on the publicly traded stock price and, for analysis purposes, also calculated an estimate of the fair value using discounted cash flow analyses. In each case, the fair value of our investment was less than our carrying amount. We then made an assessment as to whether the decline in the value of these investments was other than temporary. We reviewed investment analyst reports to the extent they were available. We also assessed future business prospects for the companies and reviewed information regarding market and industry trends for their businesses.

Based on our evaluation, including the factors discussed above, we determined that the decline in values of these investments was other than temporary, and recorded impairment charges related to these investments in the fourth quarter of 2002. The impact of the unusual charges on operating profit (earnings from continuing operations before interest and taxes), net earnings and diluted earnings per share was as follows:

(In millions)	Operating Profit	Net Earnings	Earnings per Diluted Share
Write-down of investment in:
Intelsat	$(572)	$(371)	$(0.82)
Inmarsat	(101)	(66)	(0.15)
New Skies	(103)	(67)	(0.15)

Total write-down of telecommunications investments	$(776)	$(504)	$(1.12)

Environmental Liabilities

We record financial statement accruals for environmental matters in the period that it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental matters” in Note 1 to the financial statements). Judgment is required when we develop assumptions and estimate costs expected to be incurred for environmental remediation activities due to, along with other factors, difficulties in assessing the extent of environmental remediation to be performed, complex environmental regulations and remediation technologies, and agreements between potentially responsible parties (PRPs) to share in the cost of remediation as discussed below.

We enter into agreements (e.g., administrative orders, consent decrees) which document the extent of our obligation. These agreements usually cover several years which makes estimating the costs more judgmental due, for example, to changing remediation technologies. To determine total costs at clean-up sites, we have to assess the appropriate technology to be used to accomplish the remediation, as well as continually evolving regulatory environmental standards. We consider these factors in our estimates of the timing and amount of any future costs that may be required for remedial actions. Given the level of judgment and estimation which has to occur as described above, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards).

Under agreements reached with the U.S. Government in 1990 and 2000, some of the amounts we spend for groundwater treatment and soil remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government businesses, after deducting any recoveries from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, a substantial amount of the expenditures we incur are being included in our sales and cost of sales according to U.S. Government agreement or regulation.

At the end of 2002 and 2001, the total amount of liabilities recorded on our balance sheet for environmental matters was $445 million and $300 million, respectively. We have recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of our products and services for U.S. Government businesses. The amount that is expected to be allocated to our commercial businesses has been expensed through cost of sales. The amounts we record do not reflect the fact that we may recover some of the environmental costs we have incurred through insurance or from other PRPs, which we are pursuing as required by agreement and U.S. Government regulation. Any recoveries we receive would reduce the allocated amounts included in our future U.S. Government sales and cost of sales.

Exit From the Global Telecommunications Services Business

In December 2001, we announced that we would exit our global telecommunications services business as a result of continuing overcapacity in the telecommunications industry and weakening business and economic conditions in Latin America. We also decided in the fourth quarter of 2001 not to provide further funding to Astrolink International, LLC (Astrolink) and, mainly due to Astrolink’s inability to obtain additional funding from other sources, wrote off our investment in Astrolink. We recorded unusual charges, net of state income tax benefits, of approximately $2.0 billion in the fourth quarter of 2001 related to these actions. The charges reduced net earnings by about $1.7 billion ($3.98 per diluted share).

The global telecommunications services businesses included the operations of COMSAT Corporation. We completed our merger with COMSAT Corporation in August 2000. The operations of COMSAT were included in the results of our operations since August 1, 2000. The total purchase price for COMSAT was approximately $2.6 billion. The COMSAT transaction was accounted for using the purchase method of accounting, where the purchase price was allocated to assets acquired and liabilities assumed based on their fair values. These allocations included adjustments totaling approximately $2.1 billion to record investments in equity securities (i.e., Intelsat, Inmarsat and New Skies) at fair value, and goodwill.

The global telecommunications businesses that we retained included the Systems & Technology line of business and the COMSAT General telecommunications business unit, which were realigned with the Space Systems segment, and Enterprise Solutions-U.S., which was realigned with the Technology Services segment. The equity investments retained, including Intelsat, Inmarsat and New Skies, ACeS International, Ltd. (ACeS), Americom Asia-Pacific, LLC and Astrolink, had a combined carrying value of about $900 million at December 31, 2002.

The following discussion describes the components of the $2.0 billion in charges based on their classification in our financial statements.

Discontinued Operations

The $2.0 billion in charges in 2001 included an amount, net of state income tax benefits, of approximately $1.4 billion related to global telecommunications services businesses held for sale and exit costs for the elimination of the administrative function supporting the global telecommunications businesses and investments. These charges, which reduced net earnings for the year by $1.3 billion ($3.09 per diluted share) were included in discontinued operations in our statement of operations. The status of the businesses held for sale is as follows:

•	Satellite Services businesses – In 2002, we completed the sale of COMSAT Mobile Communications and COMSAT World Systems. These transactions did not have a material impact on our consolidated results of operations or financial position. We also reached an agreement to sell Lockheed Martin Intersputnik (LMI) in the third quarter of 2002. This transaction is expected to close in 2003, subject to regulatory approvals and the satisfaction of other conditions, including a requirement that we move the LMI satellite to another orbital slot. The transaction is not expected to have a material impact on our results of operations or financial position.

•	COMSAT International – In 2002, we completed the sale of an 81% ownership interest in COMSAT International. The transaction did not have a material impact on our consolidated results of operations or financial position.

Of the $1.4 billion of charges included in discontinued operations, about $1.2 billion related to impairment of goodwill. The goodwill was recorded when we acquired COMSAT as discussed above. Approximately $170 million of the $1.4 billion related to impairment of some of the long-lived assets employed by foreign businesses held for sale, mainly COMSAT International. The rest of the charge related to costs associated with elimination of administrative functions, including severance and facilities.

Effective January 1, 2001, we adopted FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Since the operating businesses we identified for divestiture met the requirements of FAS 144 to be classified as discontinued operations, their results of operations, as well as the impairment and other charges related to the decision to exit the businesses, are classified as discontinued operations for all periods presented, and have been excluded from business segment information. Also, the assets and liabilities of these businesses have been shown separately in the balance sheet as being held for sale. Depreciation and amortization expense were not recorded for these businesses after the date they were classified as held for sale consistent with FAS 144. LMI is recorded at estimated fair value less cost to sell at December 31, 2002. Changes in the estimated fair value of LMI will be recorded in the future if appropriate.

We also completed the sale of Lockheed Martin IMS Corporation (IMS), a wholly-owned subsidiary, for $825 million in cash in August 2001. This transaction resulted in a gain, net of state income taxes, of $476 million and increased net earnings by $309 million ($0.71 per diluted share). The results of IMS’s operations for all periods presented, as well as the gain on the sale, are classified as discontinued operations in accordance with FAS 144. Net sales recorded in 2001 up to the effective date of the divestiture totaled approximately $355 million, excluding intercompany sales. The transaction generated net cash proceeds of approximately $560 million after related transaction costs and federal and state income tax payments.

Other Charges Related to Global Telecommunications

The charges recorded in the fourth quarter of 2001 also included unusual charges, net of state income tax benefits, of approximately $132 million related to commitments to and impairment in the values of investments in satellite joint ventures, primarily ACeS and Americom Asia-Pacific. We had previously recorded unusual charges related to other than temporary declines in the values of these investments as follows: in the first quarter of 2001, a charge, net of state income tax benefits, of $100 million was recorded related to Americom Asia-Pacific; and in the fourth quarter of 2000, a charge, net of state income tax benefits, of $117 million was recorded related to ACeS (see Note 8 to the financial statements for more discussion of these charges).

In addition, as part of the $2.0 billion in charges recorded in the fourth quarter 2001, about $43 million related to severance, facilities costs and impairment of certain fixed assets associated with the business units we retained. These unusual charges reduced net earnings for 2001 by $117 million ($0.27 per diluted share).

Write-off and Restructuring of Investment in Astrolink

Through 2001, we had invested $400 million in Astrolink, a joint venture that planned to develop a broad-band satellite system. In the fourth quarter of 2001, in light of market conditions affecting the telecommunications industry and the difficulty Astrolink was having raising external capital, we decided not to make an additional equity investment in Astrolink and wrote off our 31% equity interest. As a result, we recorded an unusual charge of $367 million, net of state income tax benefits, in other income and expenses to reflect the other than temporary decline in the value of our Astrolink investment. We also recorded charges of approximately $20 million, net of state income tax benefits, in cost of sales for certain other costs related to Astrolink. On a combined basis, these charges reduced net earnings for 2001 by approximately $267 million ($0.62 per diluted share).

After several months of negotiation, in January 2003, we finalized an agreement with Astrolink’s other members to restructure Astrolink. As part of the transaction, Liberty Satellite & Technology, a subsidiary of Liberty Media Corporation, may acquire substantially all of Astrolink’s assets and pursue a business plan to build a one- or two-satellite system. The transaction is subject to regulatory approval, financing and other closing conditions. Upon closing of the asset transfer, we would continue to provide launch services and be a satellite vendor, but would retain only a limited indirect equity interest in the restructured business. The restructuring also entails the settlement of existing claims related to termination of Astrolink’s major procurement contracts. As part of that settlement, if Liberty Satellite & Technology does not elect to proceed with the new system, we would acquire the remaining assets of Astrolink, including work in process under our procurement contracts with Astrolink. Certain other of the members also would retain their work in process. Under either scenario, the restructuring is not expected to have a material effect on our financial position, results of operations or cash flows.

Other Divestiture Activities

In January 2001, we completed the divestiture of two business units in the environmental management line of business. The impact of these divestitures was not material to our 2001 results of operations, cash flows or financial position due to the effects of unusual impairment losses recorded in prior years related to these business units. Those losses were included in other income and expenses as part of other portfolio shaping activities in the respective years.

In November 2000, we sold our Aerospace Electronics Systems (AES) businesses for $1.67 billion in cash (the AES Transaction). We recorded an unusual loss, including state income taxes, of $598 million related to this transaction which is included in other income and expenses. The loss reduced net earnings for 2000 by $878 million ($2.18 per diluted share). Although the AES Transaction resulted in a pretax loss for book purposes, it resulted in a gain for tax purposes primarily because goodwill related to the AES businesses was not included in the tax basis of the net assets of AES. Therefore, we were required to make state and federal income tax payments associated with the divestiture. The AES Transaction generated net cash proceeds of approximately $1.2 billion after related transaction costs and federal and state income tax payments. Net sales included in the year 2000 related to the AES businesses totaled approximately $655 million, excluding intercompany sales.

In September 2000, we sold Lockheed Martin Control Systems (Control Systems) for $510 million in cash. This transaction resulted in the recognition of an unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain increased net earnings for the year ended December 31, 2000 by $180 million ($0.45 per diluted share). This transaction generated net cash proceeds of $350 million after related transaction costs and federal and state income tax payments. Net sales for the first nine months of 2000 related to Control Systems totaled approximately $215 million, excluding intercompany sales.

In September 2000, we sold approximately one-third of our interest in Inmarsat for $164 million. The investment in Inmarsat was acquired as part of the merger with COMSAT. As a result of the transaction, our interest in Inmarsat was reduced from approximately 22% to 14%. The sale of shares in Inmarsat did not impact our results of operations. The transaction generated net cash proceeds of about $115 million after transaction costs and federal and state income tax payments.

On an ongoing basis, we will continue to explore the sale of various non-core businesses, passive equity investments and surplus real estate. If we were to decide to sell any such holdings or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when they are probable and estimable. We also continue to review our businesses on an ongoing basis to identify ways to improve organizational effectiveness and performance, and to focus on our core business strategy.

Results of Operations

Since our operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules, the results of operations of a particular year, or year-to-year comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context.

Effective January 1, 2002, we adopted FAS 142, “Goodwill and Other Intangible Assets,” as discussed more fully in Note 1 of the notes to the financial statements. We completed the initial step of the goodwill impairment test required by the new rules and concluded that no adjustment to the balance of goodwill at the date we adopted the standard was required. We also reassessed the estimated remaining useful lives of other intangible assets as part of our adoption of the Statement. As a result of that review, we extended the estimated remaining useful life of the intangible asset related to our F-16 fighter aircraft program from six to ten years, effective January 1, 2002. The most important factors considered in making this determination included the existing backlog for F-16 deliveries which extends production beyond the life we originally anticipated, and our outlook for potential new orders for the F-16 during the next ten years. Relative to new orders, we expect that the F-16 will continue to be the dominant fighter aircraft available for many countries in the international market until the F-35 Joint Strike Fighter is available. As a result of the adoption, amortization expense for goodwill and certain other intangibles for 2002 was lower compared to 2001 by $274 million, and was lower compared to 2000 by $297 million.

Continuing Operations

For 2002, net sales were $26.6 billion, an 11% increase over 2001 sales. Sales for 2001 were $24.0 billion, a decrease of 2% compared to 2000. Sales increased in all segments during 2002 as compared to 2001. Sales growth in our Aeronautics and Technology Services segments during 2001 were more than offset by decreases in the remaining business segments as compared to 2000. Adjusting for acquisitions and divestitures, sales would have remained comparable when comparing 2001 to 2000. The U.S. Government is our largest customer, accounting for about 80% of our sales for 2002 compared to 78% in 2001 and 72% in 2000.

Our results of operations for 2002, 2001 and 2000 included the effects of various unusual items. The impact of these items on operating profit (earnings from continuing operations before interest and taxes), net earnings (loss) and amounts per diluted share is as follows:

Effects of unusual items:

(In millions)	Operating (Loss) Profit	Net (Loss) Earnings	(Loss) Earnings per Diluted Share
Year ended December 31, 2002
Continuing operations
Write-down of telecommunications investments	$(776)	$(504)	$(1.12)
Charge related to Russian advances	(173)	(112)	(0.25)
Write-down of investment in Space Imaging and charge related to recording of guarantee	(163)	(106)	(0.23)
R&D tax credit settlement	—	90	0.20

	$(1,112)	$(632)	$(1.40)

Year ended December 31, 2001
Continuing operations
Write-off of investment in Astrolink and related costs	$(387)	$(267)	$(0.62)
Write-down of investment in Loral Space	(361)	(235)	(0.54)
Other charges related to global telecommunications	(176)	(117)	(0.27)
Impairment charge related to Americom Asia-Pacific	(100)	(65)	(0.15)
Loss on early repayment of debt	(55)	(36)	(0.08)
Other portfolio shaping activities	(5)	(3)	(0.01)
Gain on sale of surplus real estate	111	72	0.17

	(973)	(651)	(1.50)

Discontinued operations—Charges related to discontinued businesses, net of IMS gain	—	(1,027)	(2.38)

	$(973)	$(1,678)	$(3.88)

Year ended December 31, 2000
Continuing operations
Loss related to AES Transaction	$(598)	$(878)	$(2.18)
Loss on early repayment of debt	(146)	(95)	(0.24)
Charge related to Globalstar guarantee	(141)	(91)	(0.23)
Impairment charge related to ACeS	(117)	(77)	(0.19)
Other portfolio shaping items	(46)	(30)	(0.07)
Gain on sale of Control Systems	302	180	0.45
Partial reversal of CalComp reserve	33	21	0.05
Gain on sales of surplus real estate	28	19	0.05

	$(685)	$(951)	$(2.36)

Our operating profit for 2002 was $1.2 billion, an increase of 39% compared to 2001. Our operating profit for 2001 was $833 million, a decrease of 25% compared to 2000. These amounts included the impacts of unusual items which reduced operating profit for 2002, 2001 and 2000 by $1,112 million, $973 million and $685 million, respectively. The results for 2001 and 2000 included amortization expense of $274 million and $297 million, respectively, for goodwill and certain other intangibles that was not included in 2002 due to the adoption of FAS 142. Adjusting for the effects of the unusual items and the adoption of FAS 142 for each year, operating profit for 2002 would have been $2.3 billion, a 9% increase over the operating profit of $2.1 billion in 2001. The operating profit for 2001 would have remained comparable to operating profit of $2.1 billion in 2000.

Operating profit in 2002 increased in all four business segments when compared to 2001. When comparing 2001 to 2000, increases in the Aeronautics, Space Systems and Technology Services segments were offset by a decrease in operating profit in Systems Integration.

Interest expense for 2002 was $581 million, $119 million lower than the comparable amount in 2001 mainly due to reductions in our debt portfolio and the benefit from interest rate swap agreements. Interest expense for 2001 was $700 million, $219 million lower than the amount for 2000 mainly as a result of reductions in our debt portfolio.

Our effective tax rate was 7.7% for 2002, 67.7% for 2001 and 355.7% for 2000. The rate for each year was affected by the tax impact from unusual items. Included in the unusual items for 2002 was a $90 million tax benefit related to the settlement of a research and development tax credit claim. In addition, for years prior to 2002, the rates were increased by non-deductible goodwill that was being amortized for financial accounting purposes. For 2000, the tax rate was further increased by write-offs of non-deductible goodwill for businesses divested in that year. Adjusting for the impact of unusual items and the adoption of FAS 142, our effective tax rates would have been 31% for 2002, 32.6% for 2001 and 36.2% for 2000. For 2002 and 2001 these adjusted effective tax rates were lower than the 35% statutory rate primarily due to the lower tax rates on extraterritorial income. For 2000, the adjusted rate was higher than the statutory rate due to adjustments for revisions to prior year estimates.

For 2002, we reported earnings from continuing operations of $533 million ($1.18 per diluted share) compared to $43 million ($0.10 per diluted share) for 2001. In 2000, we reported a loss from continuing operations of $477 million ($1.19 per diluted share). These amounts included the after-tax effects of unusual items which reduced earnings for 2002, 2001 and 2000 by $632 million, $651 million and $951 million, respectively. The results for 2001 and 2000 included after-tax amortization expense of $236 million and $268 million, respectively, for goodwill and certain other intangibles that was not included in 2002 due to the adoption of FAS 142. Adjusting for the unusual items and the adoption of FAS 142, earnings from continuing operations would have been $1.2 billion in 2002, $930 million in 2001, and $742 million in 2000.

Discontinued Operations

We reported losses from discontinued operations of $33 million ($0.07 per diluted share) in 2002, $1.1 billion ($2.52 per diluted share) in 2001, and $42 million ($0.10 per diluted share) in 2000.

The businesses included in discontinued operations reported operating losses of $33 million ($0.07 per diluted share) in 2002, $62 million ($0.14 per diluted share) in 2001, and $42 million ($0.10 per diluted share) in 2000.

Discontinued operations for 2002 includes losses incurred for wind-down activities related to the global telecommunications services businesses, offset by the reversal of a reserve associated with the sale of IMS. When recording the sale of IMS in 2001, we established transaction-related reserves to address various indemnity provisions in the sale agreement. The risks associated with certain of these indemnity provisions have been resolved and $39 million, net of taxes, was reversed through discontinued operations in 2002.

Included in the 2001 loss from discontinued operations was an unusual after-tax charge of $1.3 billion ($3.09 per diluted share) related to our decision to exit the global telecommunications services business. The 2001 results also include an unusual after-tax gain of $309 million ($0.71 per diluted share) from the third quarter 2001 sale of Lockheed Martin IMS Corporation.

Net Earnings (Loss)

We reported net earnings of $500 million ($1.11 per diluted share) in 2002, compared to net losses of $1 billion ($2.42 per diluted share) in 2001 and $519 million ($1.29 per diluted share) in 2000. These amounts included the after-tax effects of unusual items which reduced earnings for 2002, 2001 and 2000 by $632 million, $1,678 million and $951 million, respectively. The results for 2001 and 2000 included after-tax amortization expense of $236 million and $268 million, respectively, for goodwill and certain other intangibles that was not included in 2002 due to the adoption of FAS 142.

Discussion of Business Segments

We changed the way we report the results of our business segments in the fourth quarter of 2002. The change in presentation is being made to align the way segment operating results are reported to senior management for their evaluation of segment operating performance. We continue to operate in four principal business segments: Systems Integration, Space Systems, Aeronautics and Technology Services. The changes include the following:

•	The Corporate and Other segment has been eliminated;

•	Operating profit (loss) from the operations of the four principal business segments is reconciled to the reported consolidated results utilizing the following items:

–	Unallocated Corporate income (expense), net – this caption includes –
•	Unusual items (discussed under Results of Operations above) – The effects of unusual items that are not considered part of management’s evaluation of the segment’s operating results (e.g., sales of surplus real estate, impairment charges, divestitures and other portfolio shaping activities) are excluded from the business segment results;
•	The difference between pension costs calculated and funded in accordance with Cost Accounting Standards (CAS), which are reported in the business segment results, and pension expense or income determined in accordance with FAS 87 as reported in Note 13 to the financial statements (FAS/CAS adjustment). This amount was previously allocated to the business segments;
•	The costs of our common stock-based compensation plans, including our Long-Term Incentive Performance Award Program. This amount was also allocated to the business segments previously;
•	Corporate costs not allocated to the business segments and other miscellaneous Corporate activities, including interest income and earnings and losses from our equity investments.

–	Impact of adoption of FAS 142 (discussed under Results of Operations above) – The impact of goodwill no longer being amortized and the change in the estimated remaining useful life of the contract intangible asset related to the F-16 program is now excluded from segment results for all periods before January 1, 2002.

For more information on the changes in our segment presentation and the reasons for the changes, see Note 16 to the financial statements. The following tables of financial information and the discussions of the results of operations of our business segments have been adjusted to reflect the new presentation of segment operating results and correspond to segment information presented in Note 16.

This table shows net sales and operating profit of the business segments and reconciles to the consolidated total.

(In millions)	2002	2001	2000
Net sales
Systems Integration	$9,603	$9,014	$9,647
Space Systems	7,384	6,836	7,339
Aeronautics	6,471	5,355	4,885
Technology Services	3,104	2,763	2,649

Total business segments	26,562	23,968	24,520

Other	16	22	21

	$26,578	$23,990	$24,541

Operating profit (loss)
Systems Integration	$952	$906	$981
Space Systems	443	360	345
Aeronautics	448	329	280
Technology Services	177	114	106

Total business segments	2,020	1,709	1,712

Unallocated Corporate expense, net	(862)	(602)	(310)
Impact of FAS 142 adoption	—	(274)	(297)

	$1,158	$833	$1,105

The Space Systems and Aeronautics segments generally include fewer programs that have much larger sales and operating results than programs included in the other segments. Therefore, due to the large number of comparatively smaller programs in the Systems Integration and Technology Services segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments.

Systems Integration

Systems Integration’s operating results included the following:

(In millions)	2002	2001	2000
Net sales	$9,603	$9,014	$9,647
Operating profit	952	906	981

Net sales for Systems Integration increased 7% in 2002 as compared to 2001. Sales increased as a result of higher volume in three of the segment’s four lines of business. Increased sales at Missiles & Fire Control (M&FC) of $285 million were mainly due to higher volumes on the Theater High Altitude Area Defense (THAAD) missile program and on certain tactical missile programs. Command, Control, Communication, Computers and Intelligence (C4I) sales increased by $275 million mainly as a result of volume on information superiority programs. Naval Electronics & Surveillance Systems (NE&SS) sales increased by $145 million primarily due to higher volumes on surface systems and radar systems programs. These increases were partially offset by a $115 million decrease in sales related to volume declines on platform integration programs in the Systems Integration-Owego line of business.

Net sales for the segment declined by 7% in 2001 compared to 2000. Sales would have increased 4% for 2001 compared to 2000 had the sales attributable to the segment’s Aerospace Electronic Systems (AES) and Control Systems businesses, which were divested in the second half of 2000, and the transfer of the Payload Launch Vehicle (PLV) contract to the Space Systems segment at the start of 2001, been excluded from the comparisons. Sales increased by $270 million as a result of volume increases in NE&SS, primarily on tactical systems and surface systems programs, and undersea and radar systems activities. M&FC sales increased by $235 million, mainly due to higher volume on certain tactical missile programs and the THAAD missile program. C4I sales increased slightly year-over-year. These increases were partially offset by a $275 million decrease in sales related to volume declines on platform integration programs at Systems Integration-Owego.

Operating profit for the segment increased by 5% in 2002 compared to 2001. Increased operating profit of $60 million from the sales growth at M&FC, C4I and NE&SS more than offset lower operating profit of $14 million at Systems Integration-Owego. Overall, a decline in volume on mature production programs (at Owego and M&FC) and higher volume on development programs (at NE&SS and M&FC) contributed to the slight decline in margins.

Operating profit for the segment decreased 8% in 2001 compared to 2000. Operating profit would have increased by 4% for 2001 from the previous year had the operating profit related to the divested AES and Control Systems businesses, as well as the PLV contract transfer, been excluded from the comparisons. Increased operating profit of $85 million from the sales growth at NE&SS, C4I, and M&FC more than offset the decrease resulting from the volume decline at Systems Integration-Owego.

Space Systems

Space Systems’ operating results included the following:

(In millions)	2002	2001	2000
Net sales	$7,384	$6,836	$7,339
Operating profit	443	360	345

Net sales for Space Systems increased by 8% in 2002 compared to 2001. The increase in sales for 2002 resulted from higher volume in government space of $370 million and commercial space of $180 million. In government space, increases of $470 million in government satellite programs and $130 million in ground systems activities more than offset volume declines of $175 million on government launch vehicles and $55 million on strategic missile programs. The increase in commercial space sales is primarily attributable to an increase in launch vehicle activities, with nine commercial launches during 2002 compared to six in 2001.

Net sales for the segment decreased by 7% in 2001 compared to 2000. The decrease in sales for 2001 resulted from volume declines in commercial space of $560 million, which more than offset increases in government space of $60 million. In commercial space, sales declined due to volume reductions of $480 million in commercial launch vehicle activities and $80 million in satellite programs. There were six launches in 2001 compared to 14 launches in 2000. The increase in government space resulted from a combined increase of $230 million related to higher volume on government satellite programs and ground systems activities. These increases were partially offset by a $110 million decrease related to volume declines in government launch vehicle activity, primarily due to program maturities, and by $50 million due to the absence in 2001 of favorable adjustments recorded on the Titan IV program in 2000.

Operating profit for the segment increased 23% in 2002 as compared to 2001, mainly driven by the commercial space business. Reduced losses in commercial space during 2002 resulted in increased operating profit of $90 million when compared to 2001. Commercial satellite manufacturing losses declined $100 million in 2002 as operating performance improved and satellite deliveries increased. In the first quarter of 2001, a $40 million loss provision was recorded on certain commercial satellite manufacturing contracts. Due to the industry-wide oversupply and deterioration of pricing in the commercial launch market, financial results on commercial launch vehicles continue to be challenging. During 2002, this trend led to a decline in operating profit of $10 million on commercial launch vehicles when compared to 2001. This decrease was primarily due to lower profitability of $55 million on the three additional launches in the current year, additional charges of $60 million (net of a favorable contract adjustment of $20 million) for market and pricing pressures and included the adverse effect of a $35 million adjustment for commercial launch vehicle contract settlement costs. The 2001 results also included charges for market and pricing pressures, which reduced that year’s operating profit by $145 million. The $10 million decrease in government space’s operating profit for the year is primarily due to the reduced volume on government launch vehicles and strategic missile programs, which combined to decrease operating profit by $80 million, partially offset by increases of $40 million in government satellite programs and $30 million in ground systems activities.

Operating profit for the segment increased by 4% in 2001 compared to 2000. Operating profit increased in 2001 due to a $35 million increase in government space partially offset by higher year-over-year losses of $20 million in commercial space. In government space, operating profit increased due to the impact of higher volume and improved performance in ground systems and government satellite programs. The year-to-year comparison of operating profit was not affected by the $50 million favorable Titan IV adjustment recorded in 2000 discussed above, due to a $55 million charge related to a more conservative assessment of government launch vehicle programs that was recorded in the fourth quarter of 2000. In commercial space, decreased operating profit of $15 million on launch vehicles more than offset lower losses on satellite manufacturing activities. The commercial launch vehicle operating results included $60 million in higher charges for market and pricing pressures when compared to 2000. These negative adjustments were partially offset by $50 million of favorable contract adjustments on certain launch vehicle contracts. Commercial satellite manufacturing losses decreased slightly from 2000 and included the adverse impact of a $40 million loss provision recorded in the first quarter of 2001 for certain commercial satellite contracts related to schedule and technical issues.

Aeronautics

Aeronautics’ operating results included the following:

(In millions)	2002	2001	2000
Net sales	$6,471	$5,355	$4,885
Operating profit	448	329	280

Net sales for Aeronautics increased by 21% in 2002 compared to 2001. The higher sales were primarily driven by volume increases of $860 million on the F-35 Joint Strike Fighter program, $475 million on F/A-22 production contracts and a combined increase of $340 million from higher volume on the F-16 and C-5 programs. These increases were partially offset by a $335 million decline resulting from seven fewer C-130J deliveries compared to 2001 and a $140 million decrease due to lower volume on F/A-22 Engineering, Manufacturing and Development (EMD) activities.

Net sales for the segment increased by 10% in 2001 compared to 2000. During 2001, sales increased by $400 million primarily due to the initial ramp up on F/A-22 production contracts and increased volume on F-16 programs. Volume increases from F-16 and C-130 support activities also increased sales by $230 million. These increases were partially offset by declines in sales of $260 million resulting from fewer F-16 and C-130J deliveries in 2001.

Operating profit for the segment increased by 36% in 2002 compared to 2001. Increased operating profit of $119 million primarily resulted from the higher volume on the programs noted in the discussion of sales. Operating profit for 2002 was negatively affected by a $15 million charge recorded in the third quarter for performance issues on an aircraft modification contract and by a $15 million change in estimate adjustment recorded in the fourth quarter related to cost growth on F/A-22 EMD activities. Margins in 2002 were favorably affected by having seven fewer C-130J deliveries in the year as compared to 2001. The C-130J deliveries do not impact operating profit due to the previously disclosed suspension of earnings recognition on the program.

Operating profit for the segment increased by 18% for 2001 compared to 2000. For the year, operating profit increased by $49 million due to increased volume and performance on the F/A-22 program, development activities on F-16 and other aeronautical programs. This increase was partially offset by a decline in F-16 deliveries. Margins in 2001 were favorably affected by having five fewer C-130J deliveries as compared to 2000.

Technology Services

Technology Services’ operating results included the following:

(In millions)	2002	2001	2000
Net sales	$3,104	$2,763	$2,649
Operating profit	177	114	106

Net sales for Technology Services increased by 12% in 2002 compared to 2001. For the year, the increase in sales was primarily attributable to growth of $335 million in the government information technology line of business, due to increased volume on existing programs and the acquisition of OAO Corporation effective December 1, 2001, and $155 million in the defense line of business. This growth was partially offset by a combined $160 million decline in sales related to volume on the commercial information technology and NASA lines of business.

Net sales for the segment increased by 4% in 2001 compared to 2000. Excluding the sales attributable to Lockheed Martin Energy Technologies and Retech, two business units that were divested in 2000, and the acquisition of OAO Corporation, sales would have increased 7% for the year. Sales increased $190 million primarily due to increased volume in the government information technology and military aircraft lines of business. This growth was partially offset by lower sales volume associated with the segment’s energy-related contracts due to program completions.

Operating profit for the segment increased by 55% in 2002 compared to 2001. The increase is mainly due to improved performance in commercial information technology and the higher volume in government information technology, which together, increased operating profit by $100 million. These increases were partially offset by a combined decrease in operating profit of $30 million on the military aircraft, NASA, defense and energy lines of business.

Operating profit for the segment increased by 8% for 2001 compared to 2000. Operating profit increased by $30 million in 2001 from higher volumes in the government information technology and military aircraft lines of business. This improvement was partially offset by a $20 million reduction in operating profit due to the completion of energy-related contracts.

The Technology Services segment has a business unit which provides services to the government of Argentina. At December 31, 2002, we had investments in and advances to the business unit totaling about $30 million. While we expect that these amounts will be recoverable, there is always the potential that further devaluation of the Argentine peso, deterioration in the Argentine economy or other factors could adversely affect our ability to recover those amounts.

Unallocated Corporate Income (Expense), Net

The following table shows the components of unallocated Corporate income (expense), net:

(In millions)	2002	2001	2000
Unallocated Corporate income (expense), net
Unusual items	$(1,112)	$(973)	$(685)
FAS/CAS adjustment	243	360	309
Other	7	11	66

	$(862)	$(602)	$(310)

For information about unusual items, see the table under the previous discussion of continuing operations.

The difference between pension costs calculated and funded in accordance with CAS and pension expense or income determined in accordance with FAS 87 is not included in segment operating results and therefore is a reconciling item between operating profit from the business segments and consolidated operating profit (FAS/CAS adjustment). The CAS funding amount is allocated among the business segments and is included as an expense item in the segments’ cost of goods sold. This cost is also passed along to our customers through contract pricing, and is consequently included in the segments’ sales. The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS income, and the FAS/CAS adjustment:

(In millions)	2002	2001	2000
FAS 87 income	$156	$354	$302
CAS funding and expense	(87)	(6)	(7)

FAS/CAS adjustment—income	$243	$360	$309

Backlog

Total negotiated backlog was $70.4 billion at December 31, 2002. This amount includes both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer—Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). Funded backlog was $36.1 billion at December 31, 2002.

The following table shows total backlog by segment at the end of each of the last three years:

(In millions)	2002	2001	2000
Backlog
Systems Integration	$17,671	$17,027	$16,706
Space Systems	12,620	12,977	15,505
Aeronautics	35,477	36,149	17,570
Technology Services	4,617	5,116	5,295

	$70,385	$71,269	$55,076

Liquidity and Cash Flows

Operating Activities

Operating activities provided $2.3 billion of cash in 2002, compared to $1.8 billion in 2001 and $2.0 billion in 2000. Operating activities included earnings (loss) from continuing operations, as adjusted for noncash items, and the cash provided by changes in our operating assets and liabilities. Management of our working capital accounts (accounts receivable, inventory, accounts payable and customer advances) contributed $202 million of cash flow in 2002, $1.1 billion in 2001 and $355 million in 2000. The timing of income tax payments or refunds also affects our operating cash flows. In 2002, we received $117 million from the settlement of the R&D tax credit claim while in 2001, we paid $655 million of income taxes related to divested businesses. Included in operating activities is cash provided from discontinued operations of $25 million in 2002, $34 million in 2001 and $25 million in 2000. Operating cash flows were sufficient to operate our businesses, finance capital expenditures and to pay dividends on our common stock each year.

Investing Activities

Investing activities used $539 million of cash in 2002, compared to providing $139 million in 2001 and $1.8 billion in 2000. Cash used for property, plant and equipment expenditures increased 7% in 2002 and 24% in 2001 and included $10 million in 2002, $74 million in 2001 and $58 million in 2000 for the discontinued businesses. During 2002, we received proceeds of $134 million from the sale of our discontinued telecommunications businesses and $93 million primarily from the disposal of property, plant and equipment. Investments of $104 million were made in 2002, primarily related to our acquisition of OAO Corporation.

During 2001, we received proceeds of $825 million from the sale of our IMS business. Investments in affiliated companies of $192 million primarily consisted of $140 million to complete our funding commitment to Astrolink and $30 million to Intelsat. The remainder of the 2001 activity was attributable to proceeds from the disposal of property, plant and equipment, and various other investing activities.

During 2000, we received $1.7 billion from the sale of our AES business, $510 million from the sale of our Control Systems business and $164 million from the sale of a portion of our investment in Inmarsat. Investments in affiliated companies of $257 million mainly consisted of our funding commitment to Astrolink of $127 million and an additional investment in Intelsat of $58 million. Proceeds from the sale of property and other activities contributed $175 million to our investing activities.

Financing Activities

Financing activities provided $77 million of cash in 2002, as compared to using $2.6 billion in 2001 and $2.7 billion in 2000. Proceeds of $436 million from stock option activity more than offset dividend payments of $199 million, repayment of debt (primarily ESOP obligations) of $110 million and $50 million for the repurchase of 1 million shares of common stock in 2002. Including the $450 million of debentures we called in 2003 to be repaid early and the $150 million of debt we recorded relating to our guarantee of Space Imaging, LLC’s existing credit facility (see the related discussions under Capital Structure and Resources), debt maturities will amount to $1,365 million in 2003.

During 2001, improved operating cash flows and cash provided by investing activities allowed us to reduce our long-term debt by approximately $2.4 billion. The reduction in long-term debt was primarily attributable to the pre-payment of notes issued to a wholly-owned subsidiary of General Electric Company (GE), payments on scheduled debt maturities, and the early retirement of certain other debt instruments.

Debt retirements in 2000 were mainly attributable to our completing tender offers for some of our long-term debt during the fourth quarter of 2000. We used $2.1 billion to consummate the tender offers, resulting in the early repayment of $1.9 billion in long-term debt and an unusual loss, net of state income tax benefits, of $146 million, or $95 million after tax.

We paid dividends of $199 million in 2002, $192 million in 2001 and $183 million in 2000.

Other

We receive advances on some contracts to finance inventories. At December 31, 2002 and 2001, approximately $4.3 billion and $2.9 billion, respectively, in advances, performance-based payments and progress payments for work in process were received from customers and recorded as a reduction to inventories in our balance sheet. Also at December 31, 2002 and 2001, $466 million and $566 million, respectively, of customer advances, performance-based payments and progress payments were recorded in receivables as a reduction to unbilled costs and accrued profits. Approximately $4.5 billion and $5.0 billion of customer advances and amounts in excess of costs incurred, which are usually from foreign governments and commercial customers, were included in current liabilities at the end of 2002 and 2001, respectively (see Note 1).

Capital Structure and Resources

Total debt increased by $71 million during 2002 from a balance of $7.5 billion at December 31, 2001. Current maturities of long-term debt at December 31, 2002 included $450 million of debentures we called in 2003 to be repaid early and $150 million of debt we recorded relating to our guarantee of Space Imaging, LLC’s existing credit facility (see the related discussions below). Our long-term debt is mainly in the form of publicly issued, fixed-rate notes and debentures. At December 31, 2002, we held cash and cash equivalents of $2.7 billion, some of which will be used to meet scheduled long-term debt maturities in 2003.

Total stockholders’ equity was $5.9 billion at December 31, 2002, a decrease of $578 million from December 31, 2001. This decrease was mainly attributable to our recognition of an additional minimum pension liability, which reduced stockholders’ equity on an after-tax basis by $1.5 billion, the payment of dividends of $199 million and the repurchase of 1 million shares of common stock for $50 million. Stock option and ESOP activity of $752 million and net earnings of $500 million during the year partially offset the decline. As a result of the above factors, our total debt-to-capitalization ratio increased from 53.8% at December 31, 2001 to 56.4% at December 31, 2002.

In 2003, in order to reduce interest expense and improve our debt-to-capitalization ratio, we decided to issue irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. These debentures have interest rates that are higher than current market rates. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which were callable on or after March 15, 2003. The second was for $150 million of 7.75% debentures due on April 15, 2023, which were callable on or after April 15, 2003. We expect to repay amounts due on March 15, 2003 and April 15, 2003, respectively. Therefore, we have included the $450 million in current maturities of long-term debt on our balance sheet at December 31, 2002. We expect to incur a loss on the early repayment of the debt, net of state income tax benefits, of approximately $16 million, or $10 million after tax.

At the end of 2002, we had in place a $1.5 billion revolving credit facility; no borrowings were outstanding. This credit facility will expire in November 2006. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio. In October 2002, we terminated our $1.0 billion 1-year credit facility.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2002. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to provide for the issuance of up to $1 billion in debt securities. If we were to issue debt under this shelf registration, we would expect to use the net proceeds for general corporate purposes. These purposes may include repayment of debt, working capital needs, capital expenditures, acquisitions and any other general corporate purpose.

We actively seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. Our management continually reviews changes in financial, market and economic conditions to manage the types, amounts and maturities of our indebtedness. Periodically, we may refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt, or seek alternative financing sources for our cash and operational needs.

Cash and cash equivalents (including temporary investments), internally generated cash flow from operations and other available financing resources, including those described above, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as discretionary investment needs, during the next twelve months. Consistent with our desire to generate cash to reduce debt and invest in our core businesses, we expect that, subject to prevailing financial, market and economic conditions, we will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

At December 31, 2002, we had contractual commitments to repay debt (including capital lease obligations), and to make payments under operating leases. Generally, our long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets. Payments due under these long-term obligations are as follows:

		Payments Due by Period
(In millions)	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt and capital lease obligations(a)	$7,557	$1,365	$156	$816	$5,220
Operating lease commitments(b)	1,042	222	356	236	228

Total contractual cash obligations	$8,599	$1,587	$512	$1,052	$5,448

(a)	Amounts exclude a $25 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements which will not be settled in cash.
(b)	Includes future payments related to a leasing arrangement with a state government authority for Atlas V launch facilities. Total payments under the arrangement are expected to be approximately $320 million over a 10-year period. Lease payments began in August 2002.

We have entered into standby letter of credit agreements and other arrangements with financial institutions and customers mainly relating to the guarantee of future performance on some of our contracts to provide products and services to customers. At December 31, 2002, we had contingent liabilities on outstanding letters of credit, guarantees and other arrangements, as follows:

		Commitment Expiration per Period
(In millions)	Total Commitment	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Surety bonds(a)	$291	$117	$74	$100	$—
Standby letters of credit(a)	288	200	73	4	11
Guarantees	3	2	1	—	—

Total commitments	$582	$319	$148	$104	$11

(a)	Approximately $100 million and $5 million of surety bonds in the “less than 1 year” and “1–3 year” periods, respectively, and approximately $143 million and $4 million of standby letters of credit in the “less than 1 year” and “1–3 year” periods, respectively, are expected to automatically renew for additional one-to-two year periods until completion of the contractual obligation.

We have issued standby letters of credit and surety bonds totaling $4.1 billion related to advances received from customers and/or to secure our performance under long-term contracts. Amounts included in the table above totaling $579 million are those amounts over and above advances received from customers which are recorded in the balance sheet as either offsets against inventories or in customer advances and amounts in excess of costs incurred. Of the $3.5 billion recorded in the balance sheet, approximately $2 billion relates to a standby letter of credit to secure advance payments received under an F-16 contract from an international customer. This letter of credit is available for draw down only in the event of our nonperformance. Similar to the letter of credit for the F-16 contract, letters of credit and surety bonds for other contracts are available for draw down only in the event of our nonperformance.

We hold a 46% interest in a joint venture called Space Imaging, LLC (Space Imaging) which we account for under the equity method. Space Imaging was recently successful in obtaining certain long-term commitments from the U.S. Government for purchases of commercial satellite imagery on an as needed basis. However, to execute its current business plans and fund future replacement satellites, Space Imaging will likely need, but has not been able to obtain commitments for, additional investment or funding. In addition to our equity investment, we also guarantee up to $150 million of Space Imaging’s borrowings under a credit facility that matures on March 31, 2003, and have about $33 million in receivables from the joint venture at the end of 2002. In light of our decision and the decision of the other major member in the joint venture not to provide further funding at this time, our assessment that Space Imaging will likely not be able to repay its obligation under the credit facility when due, and the uncertainties as to whether Space Imaging will be successful in obtaining the additional investment necessary to fund replacement satellites, we wrote off our investment in the joint venture and recorded the obligation to fund amounts due from us under the guarantee. As a result, we recorded a charge, net of state income taxes, of $163 million which reduced net earnings by $106 million ($0.23 per diluted share), and increased current maturities of long-term debt by $150 million, representing our obligation under the guarantee, which is expected to be paid in the first quarter of 2003.

In March 2000, we converted our 45.9 million shares of Loral Space & Communications Ltd. Series A Preferred Stock into an equal number of shares of Loral Space common stock. Due to the market price of Loral Space stock and the potential impact of underlying market and industry conditions on Loral Space’s ability to execute its current business plans, we recorded an unusual charge, net of state income tax benefits, of $361 million in the third quarter of 2001 related to our investment in Loral Space. The charge reduced net earnings by $235 million, or $0.54 per diluted share (see Note 8 to the financial statements). The value of our investment continues to be impacted by adverse market and industry conditions, including low demand for commercial satellites as a result of excess capacity in the telecommunications industry.

We satisfied our contractual obligation relating to our guarantee of certain indebtedness of Globalstar, L.P. (Globalstar) with a net payment of $150 million on June 30, 2000 to repay a portion of Globalstar’s borrowings under a revolving credit agreement. This payment resulted in our recording an unusual charge, net of state income tax benefits, of approximately $141 million in 2000 which reduced net earnings for the year by $91 million, or $0.23 per diluted share (see Note 9 to the financial statements for more information). We have no remaining guarantees related to Globalstar. On February 15, 2002, Globalstar and certain of its affiliates filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments which are subject to interest rate risk mainly include commercial paper and fixed-rate long-term debt. At December 31, 2002, we did not have any commercial paper outstanding. We use interest rate swaps to manage our exposure to fixed and variable interest rates. At the end of the year 2002, we had agreements in place to swap fixed interest rates on about $920 million of our long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed-rate debt instruments. At December 31, 2002, the fair values of interest rate swap agreements outstanding totaled about $25 million. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. The interest rate swaps create a market exposure to changes in the LIBOR rate. To the extent that the LIBOR index on which the swaps are based increases or decreases by 1%, our interest expense would increase or decrease by $9 million annually on a pretax basis. Changes in swap rates would affect the market value of the agreements, but those changes in value would be offset by changes in value of the underlying debt. A 1% rise in swap rates from those at December 31, 2002 would result in a decrease in market value of about $11 million. A 1% decline would increase the market value by a like amount.

We use forward foreign exchange and option contracts to manage our exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At December 31, 2002, the fair value of forward exchange and option contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material. We do not hold or issue derivative financial instruments for trading purposes.

Environmental Matters

As more fully described in Note 15 to the financial statements, we have property that is subject to environmental matters. In our opinion, the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows. Certain expenditures related to the recorded liabilities discussed below, after deducting any recoveries from insurance or other PRPs, are allowable in establishing the prices of our products and services under contracts with the U.S. Government. The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other PRPs, which we are pursuing as required by agreement and U.S. Government regulation. These matters include the following items:

We are responding to three administrative orders issued by the California Regional Water Quality Control Board in connection with our former facilities in Redlands, California. We are also coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct preliminary studies of the potential health effects of perchlorate exposure associated with several sites across the country, including the Redlands site. The results of these studies are intended to assist us in determining our ultimate clean-up obligation, if any, with respect to perchlorates. In January 2002, the State of California reduced the provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to 4 ppb. Although this provisional standard does not create a legally enforceable requirement for us at this time, we have developed a preliminary remediation plan that would meet the provisional standard if it were to become final. Because this plan entails a long lead-time to be implemented, we have decided to begin implementing the plan and recognize the increased costs that are associated with the plan. The balance sheet at December 31, 2002 includes a liability of approximately $185 million which is our estimate of the remaining expenditures necessary to implement the remediation and other work at the site over the next 30 years. This amount is approximately $100 million more than the amount recorded at December 31, 2001. As at other sites, we are pursuing claims against other potentially responsible parties (PRPs), including the U.S. Government, to help with clean-up costs.

We have also been conducting remediation activities to address soil and groundwater contamination by chlorinated solvents at our former operations in Great Neck, New York. Until the third quarter of 2002, all of the remediation work associated with this site had been performed on the site itself. In the third quarter, we entered into negotiations with the State of New York to implement an off-site interim remedial measure intended to address an off-site plume of groundwater contamination that was found to be moving more rapidly than originally anticipated. This has led to an increase of approximately $50 million in the projected future costs for the site. Total projected future costs are now estimated to be about $70 million through 2025. This amount is included in our balance sheet at December 31, 2002. As at other sites, we are pursuing claims against other PRPs, including the U.S. Government, to help with clean-up costs.

Since 1990, we have been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with our former operations in Burbank and Glendale, California. Under an agreement reached with the U.S. Government in 2000, we will continue to be reimbursed in an amount equal to about 50% of future expenditures for certain remediation activities by the U.S. Government in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act. We have recorded a liability of approximately $60 million representing our estimate of the total expenditures required over the remaining terms of the consent decrees and orders for the Glendale and Burbank sites, net of the effects of the agreement.

We are a party to other proceedings and potential proceedings for environmental clean-up issues, including matters at various sites where we have been designated a PRP by the EPA or by a state agency. If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual burden for the costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, we are potentially liable for the full cost of funding such remediation. In the unlikely event that we were required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs.

In addition to the amounts related to the Redlands, Burbank, Glendale and Great Neck sites described above, a liability of approximately $130 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded. We believe that it is unlikely that any additional liability we may have for known environmental issues would have a material adverse effect on our consolidated results of operations or financial position.

As described in Note 15 to the financial statements, we are continuing to pursue recovery of a significant portion of the unanticipated costs we incurred for a $180 million fixed-price contract with the U.S. Department of Energy (DoE) for the remediation of waste found in Pit 9. We have been unsuccessful to date in reaching agreement with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of ours, at the DoE’s direction, terminated the Pit 9 contract for default. We sued the DoE in the U.S. Court of Federal Claims seeking to overturn the default termination and to recover our costs. The management contractor, at the DoE’s direction, sued us in the U.S. District Court in Idaho seeking, among other things, recovery of about $54 million previously paid to us under the contract. We filed counterclaims, again seeking to overturn the default termination and recover our costs. In 2001, the Court of Federal Claims dismissed our lawsuit against the DoE, finding that we lacked privity of contract with the DoE. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the dismissal. We did not appeal the decision further and will continue to seek resolution of the Pit 9 dispute through non-litigation means while pursuing our remedies in the Idaho proceeding, which is set for trial in August 2003.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls after the date we completed the evaluation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” on page 65, and under the caption “Derivative financial instruments” in Note 1 – Significant Accounting Policies on page 78 of this Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lockheed Martin Corporation

Management’s Responsibility for Financial Reporting

The management of Lockheed Martin prepared and is responsible for the consolidated financial statements and all related financial information contained in this Annual Report. The consolidated financial statements, which include amounts based on estimates and judgments, have been prepared in accordance with accounting principles generally accepted in the United States.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, the Corporation maintains a system of internal accounting controls designed and intended to provide reasonable assurance, based on an appropriate cost to benefit relationship, that assets are safeguarded and transactions are properly executed and recorded. The Corporation also maintains a system of disclosure controls and procedures which includes controls and procedures designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) is gathered and communicated to management for timely consideration of disclosure. An environment that provides for an appropriate level of control consciousness is maintained and monitored and includes examinations by an internal audit staff, examinations by the independent auditors in connection with their reviews of interim financial information and their annual audit, and audits by the Defense Contract Audit Agency of our compliance with federal government rules and regulations applicable to contracts with the U.S. Government. In addition, a Disclosure Controls Committee has been established to assist in monitoring and evaluating disclosure controls and procedures, and to review interim and annual reports of financial information filed with the SEC for accuracy and completeness.

Essential to the Corporation’s internal control system is management’s dedication to the highest standards of integrity, ethics and social responsibility. To support these standards, management has issued the Code of Ethics and Business Conduct (the Code) and written policy statements that cover, among other topics, maintaining accurate and complete accounting records, proper business practices, regulatory compliance, potentially conflicting outside interests of employees, and adherence to high standards of conduct and practices in dealings with customers, including the U.S. Government. The Code provides for a help line that employees can use to confidentially or anonymously transmit to the Corporation’s ethics office complaints or concerns about accounting, internal control or auditing matters. These matters, if requested by the employee, must be forwarded directly to the Corporation’s Audit and Ethics Committee. The importance of ethical behavior is regularly communicated to all employees through the distribution of the Code, and through ongoing education and review programs designed to create a strong compliance environment.

The Audit and Ethics Committee of the Board of Directors is composed of six independent directors. This Committee meets periodically with the independent auditors, internal auditors and management to review their activities. Both the independent auditors and the internal auditors have unrestricted access to meet with members of the Audit and Ethics Committee, with or without management representatives present.

The Audit and Ethics Committee recommends to the Board of Directors the selection, retention and compensation of the independent auditors. The consolidated financial statements included in this Annual Report have been audited by Ernst & Young LLP, whose report follows.

/S/ VANCE D. COFFMAN	/S/ CHRISTOPHER E. KUBASIK
Vance D. Coffman Chairman and Chief Executive Officer	Christopher E. Kubasik Senior Vice President and Chief Financial Officer

/S/ ROBERT J. STEVENS	/S/ RAJEEV BHALLA
Robert J. Stevens President and Chief Operating Officer	Rajeev Bhalla Vice President and Controller

Lockheed Martin Corporation

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and in 2001 adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

McLean, Virginia

January 22, 2003

Lockheed Martin Corporation

Consolidated Statement of Operations

	Year ended December 31,
(In millions, except per share data)	2002	2001	2000
Net sales	$26,578	$23,990	$24,541
Cost of sales	24,629	22,447	22,881

Earnings from operations	1,949	1,543	1,660
Other income and expenses, net	(791)	(710)	(555)

	1,158	833	1,105
Interest expense	581	700	919

Earnings from continuing operations before income taxes	577	133	186
Income tax expense	44	90	663

Earnings (loss) from continuing operations	533	43	(477)
Discontinued operations	(33)	(1,089)	(42)

Net earnings (loss)	$500	$(1,046)	$(519)

Earnings (loss) per common share:
Basic:
Continuing operations	$1.20	$0.10	$(1.19)
Discontinued operations	(0.07)	(2.55)	(0.10)

	$1.13	$(2.45)	$(1.29)
Diluted:
Continuing operations	$1.18	$0.10	$(1.19)
Discontinued operations	(0.07)	(2.52)	(0.10)

	$1.11	$(2.42)	$(1.29)

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
(In millions)	2002	2001	2000
Operating Activities

Earnings (loss) from continuing operations	$533	$43	$(477)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Loss from discontinued operations	(33)	(1,089)	(42)
Depreciation and amortization	433	425	464
Amortization of goodwill and other intangible assets	125	398	423
Deferred federal income taxes	(463)	(118)	(96)
Write-down of investments and other charges	1,127	476	125
Net charges related to discontinued operations, write-off of Astrolink and other charges	—	1,511	—
Net loss related to divestiture of AES and Control Systems	—	—	222
Changes in operating assets and liabilities:
Receivables	394	(34)	239
Inventories	585	651	(194)
Accounts payable	(317)	192	(42)
Customer advances and amounts in excess of costs incurred	(460)	318	352
Income taxes	44	(456)	522
Other	320	(492)	520

Net cash provided by operating activities	2,288	1,825	2,016

Investing Activities

Expenditures for property, plant and equipment	(662)	(619)	(500)
Acquisition of / investments in affiliated companies	(104)	(192)	(257)
Proceeds from divestiture of affiliated companies	134	825	2,344
Other	93	125	175

Net cash (used for) provided by investing activities	(539)	139	1,762

Financing Activities

Net decrease in short-term borrowings	—	(12)	(463)
Repayments of long-term debt	(110)	(2,566)	(2,096)
Issuances of common stock	436	213	14
Repurchases of common stock	(50)	—	—
Common stock dividends	(199)	(192)	(183)

Net cash provided by (used for) financing activities	77	(2,557)	(2,728)

Net increase (decrease) in cash and cash equivalents	1,826	(593)	1,050
Cash and cash equivalents at beginning of year	912	1,505	455

Cash and cash equivalents at end of year	$2,738	$912	$1,505

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheet

	December 31,
(In millions)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$2,738	$912
Receivables	3,655	4,049
Inventories	2,250	3,140
Deferred income taxes	1,277	1,566
Assets of businesses held for sale	210	638
Other current assets	496	473

Total current assets	10,626	10,778

Property, plant and equipment, net	3,258	2,991
Investments in equity securities	1,009	1,884
Intangible assets related to contracts and programs acquired	814	939
Goodwill	7,380	7,371
Prepaid pension cost	—	2,081
Other assets	2,671	1,610

	$25,758	$27,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,102	$1,419
Customer advances and amounts in excess of costs incurred	4,542	5,002
Salaries, benefits and payroll taxes	1,272	1,100
Income taxes	107	63
Current maturities of long-term debt	1,365	89
Liabilities of businesses held for sale	122	387
Other current liabilities	1,311	1,629

Total current liabilities	9,821	9,689

Long-term debt	6,217	7,422
Post-retirement benefit liabilities	1,480	1,565
Pension liabilities	651	—
Deferred income taxes	—	992
Other liabilities	1,724	1,543

Stockholders’ equity:
Common stock, $1 par value per share	455	441
Additional paid-in capital	2,796	2,142
Retained earnings	4,262	3,961
Unearned ESOP shares	(50)	(84)
Accumulated other comprehensive loss	(1,598)	(17)

Total stockholders’ equity	5,865	6,443

	$25,758	$27,654

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 1999	$398	$222	$5,901	$(150)	$(10)	$6,361

Net loss	—	—	(519)	—	—	(519)	$(519)
Common stock dividends declared ($0.44 per share)	—	—	(183)	—	—	(183)	—
Stock awards and options, and ESOP activity	6	177	—	35	—	218	—
Stock issued in COMSAT merger	27	1,319	—	—	—	1,346	—
COMSAT stock options assumed	—	71	—	—	—	71	—
Other comprehensive loss:
Net unrealized loss from available-for-sale investments	—	—	—	—	(129)	(129)	(129)
Other	—	—	—	—	(5)	(5)	(5)

Balance at December 31, 2000	431	1,789	5,199	(115)	(144)	7,160	$(653)

Net loss	—	—	(1,046)	—	—	(1,046)	$(1,046)
Common stock dividends declared ($0.44 per share)	—	—	(192)	—	—	(192)	—
Stock awards and options, and ESOP activity	10	353	—	31	—	394	—
Other comprehensive income (loss):
Reclassification adjustment related to available-for-sale investments	—	—	—	—	151	151	151
Minimum pension liability	—	—	—	—	(33)	(33)	(33)
Net unrealized gain from available-for-sale investments	—	—	—	—	23	23	23
Net foreign currency translation adjustments	—	—	—	—	(20)	(20)	(20)
Net unrealized gain from hedging activities	—	—	—	—	6	6	6

Balance at December 31, 2001	441	2,142	3,961	(84)	(17)	6,443	$(919)

Net earnings	—	—	500	—	—	500	$500
Common stock dividends declared ($0.44 per share)	—	—	(199)	—	—	(199)	—
Stock awards and options, and ESOP activity	15	703	—	34	—	752	—
Repurchases of common stock	(1)	(49)	—	—	—	(50)	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	—	(1,537)	(1,537)	(1,537)
Reclassification adjustments related to available-for-sale investments	—	—	—	—	53	53	53
Net foreign currency translation adjustments	—	—	—	—	(7)	(7)	(7)
Net unrealized gain from hedging activities	—	—	—	—	10	10	10
Net unrealized loss from available-for-sale investments	—	—	—	—	(100)	(100)	(100)

Balance at December 31, 2002	$455	$2,796	$4,262	$(50)	$(1,598)	$5,865	$(1,081)

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

December 31, 2002

Note 1—Significant Accounting Policies

Organization—Lockheed Martin Corporation (Lockheed Martin or the Corporation) is engaged in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. As a lead systems integrator, its products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems. The Corporation serves customers in both domestic and international defense and commercial markets, with its principal customers being agencies of the U.S. Government.

Basis of consolidation and classifications—The consolidated financial statements include the accounts of wholly-owned subsidiaries and majority-owned entities which the Corporation controls. Intercompany balances and transactions have been eliminated in consolidation. Receivables and inventories are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than 1 year. In accordance with industry practice, these items are included in current assets.

Certain amounts for prior years have been reclassified to conform with the 2002 presentation.

Use of estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Due to the size and nature of many of the Corporation’s programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for schedule and technical issues. Actual results could differ from those estimates.

Cash and cash equivalents—Cash equivalents are generally composed of highly liquid instruments with maturities of 3 months or less when purchased. Due to the short maturity of these instruments, carrying value on the Corporation’s consolidated balance sheet approximates fair value.

Receivables—Receivables consist of amounts billed and currently due from customers, and include unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. As such revenues are recognized, appropriate amounts of customer advances, performance-based payments and progress payments are reflected as an offset to the related accounts receivable balance.

Inventories—Inventories are stated at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production, allocable operating overhead, advances to suppliers and, where appropriate, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances. General and administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred. Costs of other product and supply inventories are principally determined by the first-in, first-out or average cost methods.

Property, plant and equipment—Property, plant and equipment are carried principally at cost. Depreciation is provided on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets; thereafter, straight-line depreciation is used. Estimated useful lives generally range from 10 to 40 years for buildings and 5 to 15 years for machinery and equipment.

Investments in equity securities—Investments in equity securities include the Corporation’s ownership interests in affiliated companies accounted for under the equity method of accounting. Under this method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the investees, the Corporation’s share of the earnings or losses of the affiliated companies is included in other income and expenses. The Corporation recognizes currently gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees. These gains or losses are also included in other income and expenses. Investments in equity securities also include the Corporation’s ownership interests in companies in which its investment represents less than 20%. If classified as available for sale, these investments are accounted for at fair value, with unrealized gains and losses recorded in other comprehensive income, in accordance with Statement of Financial Accounting Standards (FAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” If declines in the value of investments accounted for under either the equity method or FAS 115 are determined to be other than temporary, a loss is recorded in earnings currently. Investments not accounted for under one of these methods are generally accounted for under the cost method of accounting.

Goodwill and other intangible assets—Intangible assets related to contracts and programs acquired are amortized over the estimated periods of benefit (15 years or less) and are displayed in the consolidated balance sheet net of accumulated amortization. In periods prior to the adoption of FAS 142 (see discussion under the caption “New accounting pronouncements” in this Note), goodwill, as well as the amount by which the Corporation’s investment in Intelsat exceeded its share of Intelsat’s net assets, was amortized ratably over appropriate periods, generally 30 to 40 years. Beginning January 1, 2002, these amounts are no longer amortized. Goodwill is displayed on the consolidated balance sheet net of accumulated amortization of $1,382 million at December 31, 2002 and 2001. Under FAS 142, goodwill is evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

Customer advances and amounts in excess of costs incurred—The Corporation receives advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances, other than those reflected as an offset to accounts receivable or inventories as discussed above, are classified as current liabilities.

Environmental matters—The Corporation records a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. A substantial portion of these costs are expected to be reflected in sales and cost of sales pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, an asset is recorded for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. The portion of those costs expected to be allocated to commercial business is reflected in cost of sales at the time the liability is established.

Sales and earnings—Sales and anticipated profits under long-term fixed-price production contracts are recorded on a percentage of completion basis, generally using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. Estimated contract profits are taken into earnings in proportion to recorded sales. Sales under certain long-term fixed-price contracts which, among other factors, provide for the delivery of minimal quantities or require a substantial level of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion.

Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Sales of products and services provided essentially under commercial terms and conditions are recorded upon delivery and passage of title.

Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Estimates of award fees are also considered in estimating sales and profit rates based on actual and anticipated awards. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs.

When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in earnings in the current period. Anticipated losses on contracts are charged to earnings when identified and determined to be probable.

Research and development and similar costs—Corporation-sponsored research and development costs primarily include independent research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, these costs are generally included as part of the general and administrative costs that are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, the Corporation’s portion of such unreimbursed costs is expensed as incurred. Total independent research and development costs charged to cost of sales in 2002, 2001 and 2000, including costs related to bid and proposal efforts, were $830 million, $875 million and $863 million, respectively. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs.

Restructuring activities—Under existing U.S. Government regulations, certain costs incurred for consolidation or restructuring activities that can be demonstrated to result in savings in excess of the cost to implement those actions can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of the Corporation’s products and services. Included in the consolidated balance sheet at December 31, 2002 and 2001 is approximately $215 million and $308 million, respectively, of deferred costs related to various consolidation actions.

Impairment of certain long-lived assets—Generally, the carrying values of long-lived assets other than goodwill are reviewed for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

Derivative financial instruments—The Corporation sometimes uses derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. Effective January 1, 2001, the Corporation began to account for derivative financial instruments in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The effect of adopting FAS 133 was not material to the Corporation’s consolidated results of operations, cash flows or financial position. Under FAS 133, all derivatives are recorded as either assets or liabilities in the consolidated balance sheet, and periodically adjusted to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings.

Interest rate swap agreements are designated as effective hedges of the fair value of certain existing fixed-rate debt instruments. Forward currency exchange contracts are designated as qualifying hedges of cash flows associated with firm commitments or specific anticipated transactions. At December 31, 2002, the fair values of interest rate swap agreements and forward currency exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

Stock-based compensation—The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation has adopted those provisions of FAS 123, “Accounting for Stock-Based Compensation” and FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods (see Note 12). The Corporation’s pro forma information follows:

(In millions, except per share data)	2002	2001	2000
Net earnings (loss):
As reported	$500	$(1,046)	$(519)
Fair value-based compensation cost, net of taxes	(67)	(49)	(31)

Pro forma net earnings (loss)	$433	$(1,095)	$(550)

Basic earnings (loss) per share:
As reported	$1.13	$(2.45)	$(1.29)
Pro forma	$0.97	$(2.56)	$(1.37)

Diluted earnings (loss) per share:
As reported	$1.11	$(2.42)	$(1.29)
Pro forma	$0.96	$(2.53)	$(1.37)

Comprehensive income—Comprehensive income (loss) for the Corporation consists primarily of net earnings (loss) and the after-tax impact of: additional minimum pension liabilities, unrealized gains and losses related to hedging activities and available-for-sale securities, reclassification adjustments related to available-for-sale investments, and foreign currency translation adjustments. Income taxes related to components of other comprehensive income are generally recorded based on an effective tax rate of 39%.

The accumulated balances of the components of other comprehensive income (loss) at December 31, 2002 are as follows: minimum pension liability—$(1,570) million; unrealized gains and losses from available-for-sale investments—$(2) million; unrealized gains and losses related to hedging activities—$17 million; foreign currency translation adjustments—$(43) million.

New accounting pronouncements—In April 2002, the Financial Accounting Standards Board issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, the Statement generally prohibits the classification of gains or losses from the early extinguishment of debt as an extraordinary item, and therefore rescinds the previous requirement to do so. Gains and losses from prior early debt extinguishments are required to be reclassified. The Statement was not required to be implemented until 2003, though earlier application was encouraged. The Corporation elected to adopt the Statement in 2002 and, accordingly, reclassified the extraordinary items recognized in 2001 and 2000 related to the early repayment of debt (see Note 9 for further discussion). As a result of the reclassification, the losses on the early repayment, net of state income tax benefits, were included in other income and expenses in each year, and the related income tax benefits were included in income tax expense for those periods.

As required, the Corporation adopted FAS 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Among other things, the Statement prohibits the amortization of goodwill and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The $7.4 billion of goodwill included on the Corporation’s consolidated balance sheet is recorded in the Systems Integration, Space Systems and Technology Services segments. There is no goodwill recorded in the Aeronautics segment. Using the guidance in FAS 142, the Corporation evaluated the operating units within the Systems Integration and Space Systems segments and determined the reporting units within the segments based on similarities of the economic characteristics of their lines of business. The Technology Services segment was determined to be one reporting unit.

The Corporation completed the initial step of the goodwill impairment test required by the new rules and concluded that no adjustment to the balance of goodwill at the date of adoption was required. In addition, the Corporation reassessed the estimated remaining useful lives of other intangible assets as part of its adoption of the Statement. As a result of that review, the estimated remaining useful life of the intangible asset related to the F-16 fighter aircraft program has been extended from six to ten years, effective January 1, 2002. The critical factors in making this determination included the existing backlog for F-16 deliveries which extends production beyond the original anticipated life, and the Corporation’s outlook for potential new orders for the F-16 during the next ten years. This change resulted in a decrease in annual amortization expense associated with that intangible asset of approximately $30 million on a pretax basis. The following table provides a reconciliation of reported earnings (loss) from continuing operations and related per share amounts for years ended December 31, 2001 and 2000 to adjusted amounts which exclude the effects of goodwill amortization and reflect the change in amortization related to the F-16 program for those periods.

(In millions, except per share data)	2002	2001	2000
Earnings (loss) from continuing operations:
As reported	$533	$43	$(477)
Impact of:
Goodwill amortization	—	215	250
Contract intangible amortization change	—	21	18

Adjusted	$533	$279	$(209)

Diluted earnings (loss) per share from continuing operations:
As reported	$1.18	$0.10	$(1.19)
Impact of:
Goodwill amortization	—	0.50	0.62
Contract intangible amortization change	—	0.05	0.05

Adjusted	$1.18	$0.65	$(0.52)

Intangible assets related to contracts and programs acquired are displayed in the consolidated balance sheet net of accumulated amortization of $1,364 million and $1,239 million at December 31, 2002 and 2001, respectively. Amortization expense related to these intangible assets was $125 million, $154 million, and $156 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is estimated to be approximately $125 million per year through 2007.

The Corporation adopted FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2001. The new Statement supercedes previous accounting guidance related to impairment of long-lived assets and provides a single accounting methodology for the disposal of long-lived assets, and also supercedes previous guidance with respect to reporting the effects of the disposal of a business. In connection with the Corporation’s decision to exit its global telecommunications services business and divest certain of the related business units (see Note 2), the results of operations and cash flows of certain businesses identified as held for sale, as well as the impairment and other charges related to the decision to exit these businesses, are classified as discontinued operations in the Corporation’s consolidated financial statements for all periods presented, and are excluded from business segment information. Similarly, the assets and liabilities of these businesses are separately identified in the consolidated financial statements as being held for sale.

Note 2—Exit From the Global Telecommunications Services Business

In December 2001, the Corporation announced that it would exit its global telecommunications services business as a result of continuing overcapacity in the telecommunications industry and deteriorating business and economic conditions in Latin America. Separately, the Corporation decided not to provide further funding to Astrolink International, LLC (Astrolink) and, due primarily to Astrolink’s inability to obtain additional funding from other sources, wrote off its investment in Astrolink (see Note 8 for a discussion of the write-off of Astrolink).

The Corporation recognized unusual charges, net of state income tax benefits, totaling approximately $2.0 billion in the fourth quarter of 2001 related to these actions. The charges decreased net earnings by approximately $1.7 billion ($3.98 per diluted share).

The Corporation retained certain global telecommunications services businesses, which were realigned with other business segments. Equity investments retained included Intelsat, Ltd. (Intelsat), Inmarsat Ventures plc (Inmarsat), New Skies Satellites, N.V. (New Skies), ACeS International, Ltd. (ACeS), Americom Asia-Pacific, LLC and Astrolink.

Discontinued Operations

The $2.0 billion in charges recorded in the fourth quarter of 2001 included charges, net of state income tax benefits, of approximately $1.4 billion related to certain global telecommunications services businesses held for sale and exit costs associated with elimination of the administrative infrastructure supporting the global telecommunications businesses and investments. These charges, which reduced net earnings for the year by $1.3 billion ($3.09 per diluted share) are included in discontinued operations in the Corporation’s statement of operations in accordance with FAS 144. The status of the businesses classified held for sale is as follows:

•	Satellite Services businesses—In 2002, the Corporation completed the sale of COMSAT Mobile Communications and COMSAT World Systems. These transactions did not have a material impact on the Corporation’s consolidated results of operations or financial position.

The Corporation reached an agreement to sell Lockheed Martin Intersputnik (LMI) in the third quarter of 2002. Consummation of this transaction is subject to regulatory approvals and other conditions, including a requirement that the Corporation move the LMI satellite to another orbital slot. The transaction is not expected to have a material impact on the Corporation’s consolidated results of operations or financial position. LMI is recorded at estimated fair value less cost to sell at December 31, 2002. Changes in the estimated fair value will be recorded in the future if appropriate.

•	COMSAT International—The Corporation completed the sale of an 81% ownership interest in COMSAT International in October 2002. The transaction did not have a material impact on the Corporation’s consolidated results of operations or financial position.

Of the $1.4 billion of charges included in discontinued operations, approximately $1.2 billion related to impairment of goodwill. The goodwill was recorded in connection with the Corporation’s acquisition of COMSAT as discussed in Note 3. The write-down of the goodwill was based on the relationship of its carrying value to the Corporation’s estimated realizable value. Approximately $170 million of the $1.4 billion related to impairment of certain long-lived assets employed by foreign businesses held for sale, primarily COMSAT International. The remainder of the charges included in discontinued operations is related to costs associated with infrastructure reductions, including severance and facilities.

In addition, the Corporation completed the sale of Lockheed Martin IMS Corporation (IMS), a wholly-owned subsidiary, for $825 million in cash on August 24, 2001. The transaction resulted in a gain, net of state income taxes, of $476 million and increased net earnings by $309 million ($0.71 per diluted share). The results of IMS’s operations for all periods presented, as well as the gain on the sale, are classified as discontinued operations.

Net sales and loss before income taxes related to the discontinued businesses were as follows:

(In millions)	2002	2001	2000
Net sales	$228	$803	$788
Loss before income taxes:
Results of operations of discontinued businesses	$(19)	$(52)	$(46)
Charges related to discontinued businesses, net of IMS gain	—	(970)	—

	$(19)	$(1,022)	$(46)

The Corporation reported a net loss from discontinued operations of $33 million ($0.07 per diluted share) in 2002. This amount included losses incurred to complete wind-down activities related to the global telecommunications services businesses, offset by the reversal of a reserve associated with the sale of IMS. When recording the sale of IMS in 2001, the Corporation established transaction reserves to address various indemnity provisions in the sale agreement. The risks associated with certain of these indemnity provisions have been resolved and $39 million, net of taxes, was reversed through discontinued operations in 2002.

The major classes of assets and liabilities of the discontinued businesses classified as held for sale and included in the consolidated balance sheet were as follows:

(In millions)	2002	2001
Assets
Receivables	$1	$81
Deferred income taxes	—	149
Property, plant and equipment, net	174	277
Goodwill	—	84
Other assets	35	47

	$210	$638

Liabilities
Accounts payable	$1	$28
Customer advances	66	75
Other liabilities	55	284

	$122	$387

Other Charges Related to Global Telecommunications

The charges recorded in the fourth quarter of 2001 also included unusual charges, net of state income tax benefits, of approximately $132 million related to commitments to and impairment in the values of investments in satellite joint ventures, primarily ACeS and Americom Asia-Pacific, LLC. In addition, approximately $43 million was recorded for severance and facilities costs, and impairment of certain fixed assets, associated with the business units that have been realigned. On a combined basis, these unusual charges reduced net earnings for 2001 by $117 million ($0.27 per diluted share).

Note 3—Prior Year Acquisitions and Other Divestiture Activities

Business Combination

In August 2000, the Corporation completed the second phase of a two-phase transaction to acquire COMSAT Corporation (COMSAT). The total amount recorded related to the second phase of the transaction was approximately $1.3 billion based on the Corporation’s issuance of approximately 27.5 million shares of its common stock at a price of $49 per share. This price per share represented the average of the price of Lockheed Martin’s common stock a few days before and after the announcement of the transaction in September 1998.

The total purchase price for COMSAT, including transaction costs and amounts related to Lockheed Martin’s assumption of COMSAT stock options, was approximately $2.6 billion, net of $76 million in cash balances acquired. The COMSAT transaction was accounted for using the purchase method of accounting, under which the purchase price was allocated to assets acquired and liabilities assumed based on their fair values.

Included in these allocations were adjustments totaling approximately $2.1 billion to record investments in equity securities (i.e., Intelsat, Inmarsat and New Skies) at fair value and goodwill.

Divestiture Activities

In November 2000, the Corporation sold its Aerospace Electronics Systems (AES) businesses for $1.67 billion in cash (the AES Transaction). The Corporation recorded an unusual loss of $598 million related to the AES Transaction which is included in other income and expenses. The loss reduced net earnings for 2000 by $878 million ($2.18 per diluted share).

In September 2000, the Corporation sold Lockheed Martin Control Systems (Control Systems) for $510 million in cash. This transaction resulted in the recognition of an unusual gain, net of state income taxes, of $302 million which is reflected in other income and expenses. The gain increased net earnings for 2000 by $180 million ($0.45 per diluted share).

Also in September 2000, the Corporation sold approximately one-third of its interest in Inmarsat for $164 million. The investment in Inmarsat was acquired as part of the merger with COMSAT. As a result of the transaction, the Corporation’s interest in Inmarsat was reduced from approximately 22% to 14%. The sale of shares in Inmarsat did not impact the Corporation’s results of operations for 2000.

Note 4—Earnings Per Share

Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be antidilutive to earnings per share from continuing operations.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

(In millions, except per share data)	2002	2001	2000
Net earnings (loss):
Earnings (loss) from continuing operations	$533	$43	$(477)
Discontinued operations:
Results of operations from discontinued businesses	(33)	(62)	(42)
Charges related to discontinued businesses, net of IMS gain	—	(1,027)	—

Net earnings (loss) for basic and diluted computations	$500	$(1,046)	$(519)

Average common shares outstanding:
Average number of common shares outstanding for basic computations	445.1	427.4	400.8
Dilutive stock options—based on the treasury stock method	6.9	5.1	— (a)

Average number of common shares outstanding for diluted computations	452.0	432.5	400.8 (a)

Earnings (loss) per common share:
Basic:
Continuing operations	$1.20	$0.10	$(1.19)
Discontinued operations:
Results of operations from discontinued businesses	(0.07)	(0.15)	(0.10)
Charges related to discontinued businesses, net of IMS gain	—	(2.40)	—

	$1.13	$(2.45)	$(1.29)
Diluted:
Continuing operations	$1.18	$0.10	$(1.19)
Discontinued operations:
Results of operations from discontinued businesses	(0.07)	(0.14)	(0.10)
Charges related to discontinued businesses, net of IMS gain	—	(2.38)	—

	$1.11	$(2.42)	$(1.29)

(a)	As a result of the Corporation recording a loss from continuing operations in 2000, the average number of common shares used in the calculation of the diluted loss per share have not been adjusted for the effects of 2.3 million dilutive stock options since their impact would be antidilutive.

Note 5—Receivables

	2002	2001
(In millions)
U.S. Government:
Amounts billed	$1,048	$1,107
Unbilled costs and accrued profits	2,116	2,423
Less customer advances and progress payments	(422)	(551)
Commercial and foreign governments:
Amounts billed	483	583
Unbilled costs and accrued profits	474	502
Less customer advances	(44)	(15)

	$3,655	$4,049

Less than 10% of the December 31, 2002 unbilled costs and accrued profits are not expected to be recovered within 1 year.

Note 6—Inventories

	2002	2001
(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$5,627	$4,279
Work in process, commercial launch vehicles	594	1,205
Less customer advances and progress payments	(4,272)	(2,931)

	1,949	2,553
Other inventories	301	587

	$2,250	$3,140

During 2002, approximately $130 million of unamortized deferred costs related to commercial launch vehicles were reclassified to property, plant and equipment. The deferred costs related to the Atlas Space Operations Center, the vehicle integration facility and certain related ground equipment for the Atlas V program. The reclassification was made in connection with the completion of the facilities and the initial operational status of the program. The assets are being depreciated over a period of 10 years.

Commercial launch vehicle inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $391 million and $672 million at December 31, 2002 and 2001, respectively, to provide launch services. The decrease was partially due to an unusual charge, net of state income tax benefits, of $173 million in 2002 which included amounts related to the Corporation’s assessment of the probability of termination of certain launches under contract, as well as amounts related to advances for launches not under contract. The portion of the charge related to advances for launches not under contract was recorded due to an agreement which provides for reduced future payments from Lockheed Martin to Khrunichev for launches, contingent on the receipt of new orders as well as a minimum number of actual launches each year, in lieu of the requirement to provide launch services. The agreement was reached in light of the continuing overcapacity in the launch vehicle market. The charge reduced 2002 net earnings by $112 million ($0.25 per diluted share). In addition, commercial launch vehicle inventories included amounts advanced to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of $61 million and $58 million at December 31, 2002 and 2001, respectively, for the development and purchase, subject to certain conditions, of RD-180 booster engines used for Atlas launch vehicles.

Work in process inventories at December 31, 2002 and 2001 related to other long-term contracts and programs in progress included approximately $13 million and $45 million, respectively, of unamortized deferred costs for aircraft not under contract related to the Corporation’s C-130J program.

Work in process inventories at December 31, 2002 and 2001 included general and administrative costs, including independent research and development costs and bid and proposal costs, of $502 million and $380 million, respectively. General and administrative costs charged to cost of sales from inventories for the years ended December 31, 2002, 2001 and 2000, including independent research and development costs and bid and proposal costs, totaled $1.7 billion, $1.8 billion and $2.0 billion, respectively.

Approximately $670 million of costs included in 2002 inventories, including $318 million advanced to Russian manufacturers, are not expected to be recovered within 1 year.

Note 7—Property, Plant and Equipment

	2002	2001
(In millions)
Land	$102	$95
Buildings	3,197	3,117
Machinery and equipment	5,017	4,830

	8,316	8,042
Less accumulated depreciation and amortization	(5,058)	(5,051)

	$3,258	$2,991

During the year ended December 31, 2002, the Corporation recorded write-offs of fully depreciated property, plant and equipment totaling $460 million.

Note 8—Investments in Equity Securities

	2002	2001
(In millions)
Equity method investments (ownership interest):
Intelsat, Ltd. (24%)	$682	$1,206
Satellite ventures	—	47
Other	84	89

	766	1,342
Cost method investments:
Inmarsat Ventures plc (14%)	168	270
New Skies Satellites, N.V. (14%)	56	117
Loral Space & Communications, Ltd. (11%)	3	137
Other	16	18

	243	542

	$1,009	$1,884

Satellite ventures include the Corporation’s investments in Space Imaging, LLC (Space Imaging), Astrolink, Americom Asia-Pacific and ACeS. Other equity method investments include United Space Alliance (USA) and other smaller joint ventures in which the Corporation participates. The carrying values of the Corporation’s investments in New Skies and Loral Space are marked to market.

In the fourth quarter of 2002, the Corporation recorded unusual charges relating to its telecommunications investments, including Intelsat, Inmarsat and New Skies. The charges were recorded due to the decline in the values of the investments which the Corporation assessed as being other than temporary, primarily due to unfavorable trends in the satellite services and telecommunications industries that are not expected to be resolved in the near term. Such trends include continuing satellite overcapacity and increasing competition from other types of telecommunications services providers (e.g., fiber optic cable and other wireless technologies). The charges reduced operating profit (earnings from continuing operations before interest and taxes), net earnings and earnings per diluted share as follows:

	Operating Profit	Net Earnings	Earnings per Diluted Share
(In millions)
Intelsat	$(572)	$(371)	$(0.82)
Inmarsat	(101)	(66)	(0.15)
New Skies	(103)	(67)	(0.15)

	$(776)	$(504)	$(1.12)

The Corporation holds a 46% interest in Space Imaging. In addition to its equity investment, the Corporation also guarantees up to $150 million of Space Imaging’s borrowings under a credit facility that matures on March 31, 2003. In light of the Corporation’s decision and the decision of its other major partner in the joint venture not to provide further funding at this time, its assessment that Space Imaging will likely not be able to repay their obligation under the credit facility when due, and the uncertainties as to whether Space Imaging will be successful in obtaining the additional investment necessary to fund replacement satellites consistent with their business plans, the Corporation wrote off its investment in the joint venture and recorded the obligation to fund amounts due from it under the guarantee. As a result, the Corporation recorded a charge, net of state income taxes, of $163 million which reduced net earnings by $106 million ($0.23 per diluted share), and increased current maturities of long-term debt by $150 million representing our obligation under the guarantee.

Through 2001, the Corporation had invested $400 million in Astrolink, a joint venture that planned to develop a broad-band satellite system. In the fourth quarter of 2001, in light of market conditions affecting the telecommunications industry and the difficulty Astrolink was having raising external capital, the Corporation decided not to make an additional equity investment in Astrolink and wrote off its 31% equity interest. As a result, the Corporation recorded an unusual charge of $367 million, net of state income tax benefits, in other income and expenses to reflect the other than temporary decline in the value of its investment in Astrolink. The Corporation also recorded charges of approximately $20 million, net of state income tax benefits, in cost of sales for certain other costs related to Astrolink. On a combined basis, these charges reduced net earnings for 2001 by approximately $267 million ($0.62 per diluted share).

After several months of negotiation, in January 2003, the Corporation finalized an agreement with Astrolink’s other members to restructure Astrolink. As part of the transaction, Liberty Satellite & Technology, a subsidiary of Liberty Media Corporation, may acquire substantially all of Astrolink’s assets and pursue a business plan to build a one- or two-satellite system. The transaction is subject to regulatory approval, financing and other closing conditions. Upon closing of the asset transfer, the Corporation would continue to provide launch services and be a satellite vendor, but would retain only a limited indirect equity interest in the restructured business. The restructuring also entails the settlement of existing claims related to termination of Astrolink’s major procurement contracts. As part of that settlement, if Liberty Satellite & Technology does not elect to proceed with the new system, the Corporation would acquire the remaining assets of Astrolink, including work in process under its procurement contracts with Astrolink. Certain other of the members also would retain their work in process. Under either scenario, the restructuring is not expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

In the third quarter of 2001, the Corporation recorded an unusual charge, net of state income tax benefits, of $361 million in other income and expenses related to its investment in Loral Space. The charge, which was recorded due to a decline in the value of the Corporation’s investment, reduced net earnings by $235 million ($0.54 per diluted share). The decline in value of the investment was assessed to be other than temporary due to the downward trend in the market price of Loral Space stock and the potential impact of underlying market and industry conditions on Loral Space’s ability to execute its business plans.

In the first quarter of 2001, the Corporation recorded an unusual charge, net of state income tax benefits, of $100 million in other income and expenses related to impairment of its investment in Americom Asia-Pacific, LLC. The charge reduced net earnings for the year ended December 31, 2001 by $65 million ($0.15 per diluted share). The satellite operated by Americom Asia-Pacific was placed in commercial operation late in the fourth quarter of 2000. The decline in value of the investment was assessed to be other than temporary as a result of lower transponder pricing, lower than expected demand and overall market conditions. The remaining value of the investment was written off in the fourth quarter of 2001 in connection with the Corporation’s decision to exit the global telecommunications services business.

In the fourth quarter of 2000, the Corporation recorded an unusual charge, net of state income tax benefits, of $117 million related to impairment of its investment in ACeS. ACeS operates a geostationary mobile satellite system serving Southeast Asia which was placed in commercial operation in the fourth quarter of 2000. The spacecraft experienced an anomaly that reduced the overall capacity of the system by about 35%. The decline in the value of the investment was assessed to be other than temporary as a result of the reduced business prospects due to this anomaly as well as overall market conditions. The adjustment reduced net earnings by $77 million ($0.19 per diluted share).

On a combined basis, the Corporation’s investments in Intelsat, Space Imaging, United Space Alliance and Americom Asia-Pacific comprise the majority of the Corporation’s total equity method investments at December 31, 2002 and equity earnings (losses) recorded for the year then ended. Summarized statement of operations information for these investees for 2002 on a combined basis was approximately as follows: net sales—$2.9 billion; net earnings—$350 million. Summarized balance sheet information as of December 31, 2002 on a combined basis was approximately as follows: total assets—$4.9 billion; total liabilities—$2.5 billion.

Note 9—Debt

The Corporation’s long-term debt is primarily in the form of publicly issued, fixed-rate notes and debentures, summarized as follows:

Type (Maturity Dates)	Range of Interest Rates	2002(a)	2001
(In millions, except interest rate data)
Notes (2003–2022)	6.5–9.0%	$3,099	$3,114
Debentures (2011–2036)	7.0–9.1%	4.198	4,198
ESOP obligations (2003–2004)	8.4%	82	132
Other obligations (2003–2016)	1.0–10.5%	178	67

		7,557	7,511
Less current maturities		(1,365)	(89)

		$6,192	$7,422

(a)	Amounts exclude a $25 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements which will not be settled in cash.

In 2003, the Corporation decided to issue irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which were callable on or after March 15, 2003. The second was for $150 million of 7.75% debentures due on April 15, 2023, which were callable on or after April 15, 2003. The Corporation expects to repay amounts due on March 15, 2003 and April 15, 2003, respectively. Therefore, the $450 million of debentures to be redeemed has been included in current maturities of long-term debt on the consolidated balance sheet at December 31, 2002. The Corporation expects to incur a loss on the early repayment of the debt, net of state income tax benefits, of approximately $16 million, or $10 million after tax.

In the fourth quarter of 2002, the Corporation recorded $150 million of debt related to its guarantee of certain borrowings of Space Imaging (see Note 8). The debt was recorded due to the Corporation’s assessment regarding Space Imaging’s inability to attract the necessary funding sufficient to repay the borrowings, which are due on March 30, 2003. The debt is included in other obligations above and has been classified as current maturities of long-term debt in the Corporation’s consolidated balance sheet.

In September 2001, the Corporation redeemed approximately $117 million of 7% debentures ($175 million at face value) due in 2011 which were originally sold at approximately 54% of their principal amount. The debentures were redeemed at face value, resulting in an unusual loss, net of state income tax benefits, of $55 million which was included in other income and expenses. The loss reduced net earnings by $36 million ($0.08 per diluted share).

In July 2001, COMSAT, a wholly-owned subsidiary of the Corporation, redeemed $200 million in principal amount of the 8.125% Cumulative Monthly Income Preferred

Securities (MIPS) previously issued by a wholly-owned subsidiary of COMSAT. The MIPS were redeemed at par value of $25 per share plus accrued and unpaid dividends to the redemption date. The redemption did not result in an unusual gain or loss on the early repayment of debt.

Also in 2001, the Corporation repaid approximately $1.26 billion of notes outstanding which had been issued to a wholly-owned subsidiary of General Electric Company. The notes would have been due November 17, 2002. The early repayment of the notes did not result in an unusual gain or loss on the early repayment of debt.

In December 2000, the Corporation purchased approximately $1.9 billion in principal amount of debt securities included in tender offers for six issues of notes and debentures. The repurchase of the debt securities resulted in a loss, net of income tax benefits, of $156 million which was included in other income and expenses. The loss reduced net earnings by $95 million ($0.24 per diluted share).

The Corporation has entered into interest rate swaps to swap fixed interest rates on approximately $920 million of its long-term debt for variable interest rates based on LIBOR. At December 31, 2002, the fair values of interest rate swap agreements outstanding, as well as the amounts of gains and losses recorded during the year, were not material.

The registered holders of $300 million of 40 year debentures issued in 1996 may elect, between March 1 and April 1, 2008, to have their debentures repaid by the Corporation on May 1, 2008.

A leveraged employee stock ownership plan (ESOP) incorporated into the Corporation’s salaried savings plan borrowed $500 million through a private placement of notes in 1989. These notes are being repaid in quarterly installments over terms ending in 2004. The ESOP note agreement stipulates that, in the event that the ratings assigned to the Corporation’s long-term senior unsecured debt are below investment grade, holders of the notes may require the Corporation to purchase the notes and pay accrued interest. These notes are obligations of the ESOP but are guaranteed by the Corporation and included as debt in the Corporation’s consolidated balance sheet.

At December 31, 2002, the Corporation had in place a $1.5 billion revolving credit facility; no borrowings were outstanding. This credit facility will expire in November 2006. Borrowings under the credit facility would be unsecured and bear interest at rates based, at the Corporation’s option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank’s obligation to make loans under the credit facility is subject to, among other things, the Corporation’s compliance with various representations, warranties and covenants, including covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio. In October 2002, the Corporation terminated its $1.0 billion 1-year credit facility.

The Corporation’s long-term debt maturities for the five years following December 31, 2002 are: $1,365 million in 2003; $141 million in 2004; $15 million in 2005; $783 million in 2006; $33 million in 2007; and $5,220 million thereafter.

Certain of the Corporation’s other financing agreements contain restrictive covenants relating to debt, limitations on encumbrances and sale and lease-back transactions, and provisions which relate to certain changes in control.

The estimated fair values of the Corporation’s long-term debt instruments at December 31, 2002, aggregated approximately $9.0 billion, compared with a carrying amount of approximately $7.6 billion. The fair values were estimated based on quoted market prices for those instruments that are publicly traded. For privately placed debt, the fair values were estimated based on the quoted market prices for similar issues, or on current rates offered to the Corporation for debt with similar remaining maturities. Unless otherwise indicated elsewhere in the notes to the financial statements, the carrying values of the Corporation’s other financial instruments approximate their fair values.

In June 2000, the Corporation paid $207 million to settle its share of obligations of Globalstar, L.P. (Globalstar) under a revolving credit agreement on which Lockheed Martin was a partial guarantor. At the same time, Loral Space, under a separate indemnification agreement between the Corporation and Loral Space, paid Lockheed Martin $57 million. In light of the uncertainty of the Corporation recovering the amounts paid on Globalstar’s behalf from Globalstar, the Corporation recorded an unusual charge in the second quarter of 2000, net of state income tax benefits, of approximately $141 million in other income and expenses. The charge reduced net earnings for 2000 by $91 million ($0.23 per diluted share).

Interest payments were $586 million in 2002, $707 million in 2001 and $947 million in 2000.

Note 10—Income Taxes

The provision for federal and foreign income taxes attributable to continuing operations consisted of the following components:

	2002	2001	2000
(In millions)
Federal income taxes:
Current	$469	$170	$728
Deferred	(463)	(118)	(96)

Total federal income taxes	6	52	632
Foreign income taxes	38	38	31

Total income taxes provided	$44	$90	$663

Net provisions for state income taxes are included in general and administrative expenses, which are primarily allocable to government contracts. The net state income tax benefit was $7 million for 2002 and $8 million for 2001, and net state income tax expense was $100 million for 2000.

A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	2002	2001	2000
(In millions)
Income tax expense at the statutory federal rate	$202	$47	$65
Increase (reduction) in tax expense from:
R&D tax credit settlement	(90)	—	—
Revisions to prior years’ estimated liabilities	(62)	(20)	13
Divestitures	—	—	505
Non-deductible amortization	—	62	77
Other, net	(6)	1	3

Actual income tax expense	$44	$90	$663

The primary components of the Corporation’s federal deferred income tax assets and liabilities at December 31 were as follows:

	2002		2001
(In millions)
Deferred tax assets related to:
Accumulated post-retirement benefit obligations	$535		$534
Contract accounting methods	493		459
Basis differences of impaired investments	407		370
Accrued compensation and benefits	344		286
Pensions(a)	110		—
Other	470		95

	2,359		1,744
Deferred tax liabilities related to:
Intangible assets	345		378
Pensions(a)	—		637
Property, plant and equipment	178		155

	523		1,170

Net deferred tax assets	$1,836	(b)	$574

(a)	The change in deferred tax balances related to pensions was primarily due to the recording of a minimum pension liability in 2002.
(b)	This amount includes $559 million of net noncurrent deferred tax assets which is included in “Other assets” on the consolidated balance sheet at December 31, 2002.

Federal and foreign income tax payments, net of refunds received, were $55 million in 2002, $837 million in 2001 and $249 million in 2000. Included in these amounts are tax payments related to the Corporation’s divestiture activities. In addition, these amounts include net tax payments (refunds) related to discontinued operations of $(22) million in 2002, $179 million in 2001 and $(16) million in 2000.

The Corporation realized an income tax benefit of $140 million for 2002 as a result of exercises of employee stock options. This benefit is recorded in stockholders’ equity under the caption, “Stock awards and options, and ESOP activity.”

Note 11—Other Income and Expenses, Net

	2002	2001	2000
(In millions)
Equity in earnings of equity investees, net	$93	$68	$48
Interest income	47	91	89
Write-down of telecommunications investments	(776)	—	—
Write-down of Space Imaging and recognition of guarantee	(163)	—	—
Write-off of investment in Astrolink	—	(367)	—
Write-down of investment in Loral Space	—	(361)	—
Gain on sales of surplus real estate	—	111	28
Impairment loss related to Americom Asia-Pacific	—	(100)	—
Other charges related to the exit from global telecommunications	—	(73)	—
Early repayment of debt	—	(55)	(146)
Loss related to the AES Transaction	—	—	(598)
Gain on sale of Control Systems	—	—	302
Charge related to Globalstar guarantee	—	—	(141)
Impairment loss on ACeS	—	—	(117)
Other portfolio shaping activities and other items, net	8	(24)	(20)

	$(791)	$(710)	$(555)

Note 12—Stockholders’ Equity and Related Items

Capital stock—At December 31, 2002, the authorized capital of the Corporation was composed of 1.5 billion shares of common stock (approximately 455 million shares issued), 50 million shares of series preferred stock (no shares issued), and 20 million shares of Series A Preferred Stock (no shares outstanding).

In October 2002, the Corporation announced that a new share repurchase authority had been authorized which provides for the repurchase of up to 23 million shares of its common stock from time-to-time if market and business conditions warrant. Under the authority, management has discretion to determine whether to purchase shares, the number and price of the shares to be repurchased, and the timing of any repurchases. The authority replaced a prior repurchase plan which had been authorized in 1995. In the fourth quarter of 2002, the Corporation repurchased 1 million common shares under the authority for a total of $50 million.

Stock option and award plans—In March 1995, the stockholders approved the Lockheed Martin 1995 Omnibus Performance Award Plan (the Omnibus Plan). Under the

Omnibus Plan, employees of the Corporation may be granted stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or other stock-based incentive awards. Employees may also be granted cash-based incentive awards, such as performance units. These awards may be granted either individually or in combination with other awards. The Omnibus Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. The Omnibus Plan does not impose any minimum vesting periods on options or other awards. The maximum term of an option or any other award is 10 years. The Omnibus Plan allows the Corporation to provide for financing of purchases of its common stock, subject to certain conditions, by interest-bearing notes payable to the Corporation.

In 2001 and 2000, a total of 150,000 shares of restricted common stock (25,000, and 125,000 shares, respectively) were awarded under the Omnibus Plan to certain senior executives of the Corporation. No restricted common stock was awarded in 2002. The shares were recorded based on the market value of the Corporation’s common stock on the date of the award. The award requires the recipients to pay the $1 par value of each share of stock and provides for payment to be made in cash or in the form of a recourse note to the Corporation. There were no such notes outstanding at December 31, 2002. Recipients are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting. The restricted shares generally vest over 4 to 5-year periods from the grant date. The impact of these awards was not material to stockholders’ equity or compensation expense in 2002, 2001 or 2000.

In April 1999, the stockholders approved the Lockheed Martin Directors Equity Plan (the Directors Plan). Approximately 50% of each director’s annual compensation is awarded under the Directors Plan. Directors of the Corporation may elect to receive such compensation in the form of stock units which track investment return to changes in value of the Corporation’s common stock with dividends reinvested, options to purchase common stock of the Corporation, or a combination of the two. The Directors Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Except in certain circumstances, options and stock units issued under the Directors Plan vest on the first anniversary of the grant. The maximum term of an option is 10 years.

The Omnibus Plan and the Directors Plan, as well as the number of shares of Lockheed Martin common stock authorized for issuance under these plans, have been approved by the stockholders of the Corporation. At December 31, 2002, the number of shares of Lockheed Martin common stock reserved for issuance under the Corporation’s stock option and award plans totaled 43 million.

The following table summarizes stock option and restricted stock activity related to the Corporation’s plans during 2000, 2001 and 2002:

	Number of Shares (In thousands)		Weighted Average Exercise Price
	Available for Grant	Options Outstanding
December 31, 1999	17,558	27,290	$36.78
Options granted	(8,454)	8,454	19.85
COMSAT options assumed	—	4,263	22.43
Options exercised	—	(659)	16.15
Options terminated	755	(766)	33.23
Restricted stock awards	(125)	—	—

December 31, 2000	9,734	38,582	31.91
Additional shares reserved	16,000	—	—
Options granted	(7,016)	7,016	35.06
Options exercised	—	(7,024)	22.61
Options terminated	177	(177)	43.27
Restricted stock awards	(25)	—	—

December 31, 2001	18,870	38,397	34.12
Options granted	(7,049)	7,049	50.45
Options exercised	—	(14,231)	30.76
Options terminated	554	(581)	35.55
Restricted stock awards	—	—	—

December 31, 2002	12,375	30,634	39.42

Approximately 19.6 million, 27.1 million and 27.9 million outstanding options were exercisable by employees at December 31, 2002, 2001 and 2000, respectively.

Information regarding options outstanding at December 31, 2002 follows (number of options in thousands):

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:
Less than $20.00	2,969	$18.36	5.7
$20.00–$29.99	3,200	25.99	4.1
$30.00–$39.99	10,606	36.01	6.5
$40.00–$50.00	3,453	45.58	4.1
Greater than $50.00	10,406	51.00	7.7

Total	30,634	39.42	6.3

Options exercisable:
Less than $20.00	2,959	$18.36	5.7
$20.00–$29.99	2,486	25.77	3.2
$30.00–$39.99	7,253	36.45	5.8
$40.00–$50.00	3,443	45.57	4.1
Greater than $50.00	3,483	52.06	5.0

Total	19,624	36.74	5.0

All stock options granted in 2002, 2001 and 2000 under the Omnibus Plan have 10-year terms and generally vest over a two-year service period. Exercise prices of options awarded in those years were equal to the market price of the stock on the date of grant. Pro forma information regarding net earnings and earnings per share as if the Corporation had accounted for its employee stock options under the fair value method is included in Note 1. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.24%, 4.95% and 6.61%; dividend yields of 1.0%, 0.6% and 0.8%; volatility factors related to the expected market price of the Corporation’s common stock of .376, .366 and .342; and a weighted average expected option life of five years. The weighted average fair value of each option granted during 2002, 2001 and 2000 was $18.23, $13.32 and $7.62, respectively.

Note 13—Post-Retirement Benefit Plans

Defined contribution plans—The Corporation maintains a number of defined contribution plans which cover substantially all employees, the most significant of which are the 401(k) plans for salaried employees and hourly employees. Under the provisions of these 401(k) plans, employees’ eligible contributions are matched by the Corporation at established rates. The Corporation’s matching obligations were $232 million in 2002, $226 million in 2001 and $221 million in 2000.

The Lockheed Martin Corporation Salaried Savings Plan includes an ESOP which purchased 34.8 million shares of the Corporation’s common stock in 1989 with the proceeds from a $500 million note issue which is guaranteed by the Corporation. The Corporation’s match consisted of shares of its common stock, which was partially fulfilled with stock released from the ESOP at approximately 2.4 million shares per year based upon the debt repayment schedule through the year 2004. Compensation cost recognized relative to the ESOP shares was $134 million, $90 million and $59 million in 2002, 2001 and 2000, respectively. The remainder of the Corporation’s match to the Salaried Savings Plan was fulfilled through purchases of common stock from terminating participants or in the open market, or through newly issued shares from the Corporation. Interest incurred on the ESOP debt totaled $10 million, $13 million and $17 million in 2002, 2001 and 2000, respectively. Dividends received by the ESOP with respect to unallocated shares held are used for debt service. The ESOP held approximately 45.8 million issued shares of the Corporation’s common stock at December 31, 2002, of which approximately 42.3 million were allocated and 3.5 million were unallocated. The fair value of the unallocated ESOP shares at December 31, 2002 was approximately $200 million. Unallocated common shares held by the ESOP are considered outstanding for voting and other Corporate purposes, but excluded from weighted average outstanding shares in calculating earnings per share. For 2002, 2001 and 2000, the weighted average unallocated ESOP shares excluded in calculating earnings per share totaled approximately 4.4 million, 6.7 million and 9.0 million common shares, respectively.

Certain plans for hourly employees include non-leveraged ESOPs where the match is made, generally at the election of the participant, in the Corporation’s common stock. The Corporation’s match to these plans was made through cash contributions to the ESOP trusts which were used, if so elected, to purchase common stock from terminating participants and in the open market for allocation to participant accounts. These ESOP trusts held approximately 3.5 million issued and outstanding shares of common stock at December 31, 2002.

Defined benefit pension plans, and retiree medical and life insurance plans—Most employees are covered by defined benefit pension plans, and certain health care and life insurance benefits are provided to eligible retirees by the Corporation. The Corporation has made contributions to trusts (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans) established to pay future benefits to eligible retirees and dependents. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for 2002, 2001 and 2000 were based on assumptions in effect at the end of the respective preceding years.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2002	2001	2002	2001
(In millions)
Change in benefit obligations
Benefit obligations at beginning of year	$19,713	$18,524	$3,125	$2,984
Service cost	565	523	37	41
Interest cost	1,401	1,357	213	211
Benefits paid	(1,247)	(1,223)	(320)	(281)
Actuarial losses	1,417	497	190	115
Amendments	102	38	13	11
Divestitures	(33)	(3)	(6)	—
Participants’ contributions	—	—	64	44

Benefit obligations at end of year	$21,918	$19,713	$3,316	$3,125

Change in plan assets
Fair value of plan assets at beginning of year	$20,300	$22,738	$1,026	$1,098
Actual return on plan assets	(1,397)	(1,238)	(125)	(70)
Benefits paid	(1,247)	(1,223)	(318)	(181)
Corporation’s contributions	69	8	259	135
Participants’ contributions	—	—	64	44
Divestitures	(64)	15	—	—

Fair value of plan assets at end of year	$17,661	$20,300	$906	$1,026

Funded (unfunded) status of the plans	$(4,257)	$587	$(2,410)	$(2,099)
Unrecognized net actuarial losses	6,075	1,036	891	512
Unrecognized prior service cost	568	538	39	22
Unrecognized transition asset	(3)	(5)	—	—

Net amount recognized	$2,383	$2,156	$(1,480)	$(1,565)

Amounts recognized in the consolidated balance sheet:
Prepaid (accrued) benefit cost	$(651)	$2,081	$(1,480)	$(1,565)
Intangible asset	551	20	—	—
Accumulated other comprehensive loss related to minimum pension liability	2,483	55	—	—

Net amount recognized	$2,383	$2,156	$(1,480)	$(1,565)

At December 31, 2002 and 2001, the Corporation recorded pretax minimum pension liability adjustments of $2.5 billion and $55 million, respectively, related to certain of its defined benefit pension plans. This adjustment is calculated on a plan-by-plan basis, and is required if the accumulated benefit obligation of the plan exceeds the fair value of the plan assets and the plan’s accrued pension liabilities.

The accumulated benefit obligation and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of the plans’ assets totaled $12.0 billion and $10.1 billion, respectively, at December 31, 2002, and $482 million and $421 million, respectively, at December 31, 2001. At December 31, 2002, substantially all of the Corporation’s plans had projected benefit obligations in excess of plan assets as reflected in the table above.

The net pension cost as determined by FAS 87, “Employers’ Accounting for Pensions,” and the net post-retirement benefit cost as determined by FAS 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions,” related to the Corporation’s plans include the following components:

	2002	2001	2000
(In millions)
Defined benefit pension plans
Service cost	$565	$523	$517
Interest cost	1,401	1,357	1,372
Expected return on plan assets	(2,162)	(2,177)	(2,130)
Amortization of prior service cost	72	64	75
Recognized net actuarial gains	(33)	(117)	(143)
Amortization of transition asset	(3)	(4)	(4)
Curtailment loss(a)	—	—	11

Total net pension income	$(160)	$(354)	$(302)

Retiree medical and life insurance plans
Service cost	$37	$41	$38
Interest cost	213	211	198
Expected return on plan assets	(89)	(99)	(105)
Amortization of prior service cost	(4)	(5)	(12)
Recognized net actuarial losses (gains)	20	9	(11)
Curtailment gain(a)	—	—	(87)

Total net post-retirement cost	$177	$157	$21

(a)	Amounts relate primarily to the divestiture of AES and Control Systems in 2000 and are included in the calculation of the gains or losses on the respective transactions.

The actuarial assumptions used to determine the benefit obligations and the net costs related to the Corporation’s defined benefit pension and post-retirement benefit plans, as appropriate, are as follows:

	2002		2001	2000
Discount rates	6.75%		7.25%	7.50%
Expected long-term rates of return on assets	9.50	(a)	9.50	9.50
Rates of increase in future compensation levels	5.50		5.50	5.50

(a)	The expected long-term rate of return on plan assets for determining the 2003 net pension and post-retirement costs was lowered to 8.50%.

The decrease in the discount rate from 7.25% at December 31, 2001 to 6.75% at December 31, 2002 resulted in an increase in the December 31, 2002 benefit obligation of $1.2 billion.

The medical trend rates used in measuring the post-retirement benefit obligation were 9.1% in 2002 and 8.2% in 2001, and were assumed to ultimately decrease to 4.5% by the year 2011. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the benefit obligation of approximately 4.7% and (4.2)%, respectively, at December 31, 2002, and a change in the 2002 post-retirement service cost plus interest cost of approximately 4.4% and (3.9)%, respectively. The medical trend rate for 2003 is 10.0%.

The Corporation sponsors nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The expense associated with these plans totaled $54 million in 2002, $47 million in 2001 and $43 million in 2000.

Note 14—Leases

Total rental expense under operating leases was $235 million, $223 million and $232 million for 2002, 2001 and 2000, respectively.

Future minimum lease commitments at December 31, 2002 for all operating leases that have a remaining term of more than 1 year were approximately $1 billion ($222 million in 2003, $189 million in 2004, $167 million in 2005, $130 million in 2006, $106 million in 2007 and $228 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 15—Commitments and Contingencies

The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation’s consolidated results of operations, financial position or cash flows. These matters include the following items:

Environmental matters—The Corporation is responding to three administrative orders issued by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation’s former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation’s plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation continues to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. The Corporation is also coordinating with the U.S. Air Force, which is working with the aerospace and defense industry to conduct preliminary studies of the potential health effects of perchlorate exposure in connection with several sites across the country, including the Redlands site. The results of these studies are intended to assist state and federal regulators in setting appropriate action levels for perchlorates in groundwater. In January 2002, the State of California reduced its provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to 4 ppb, a move that neither industry nor the Air Force believes is supported by the current studies.

Although this provisional standard does not create any legally enforceable requirements for the Corporation at this time, the Corporation has developed a preliminary remediation plan that would meet the provisional standard if it were to become final. Because this plan entails a long lead-time for implementation, the Corporation has elected to begin implementing this plan and recognize the increased costs that are associated with the plan. The consolidated balance sheet at December 31, 2002 includes a liability of approximately $185 million representing the Corporation’s estimate of the remaining expenditures necessary to implement the remediation and other work at the site over the next 30 years. This amount represents an approximate $100 million increase in the liability since December 31, 2001. As at other sites, the Corporation is pursuing claims against other potentially responsible parties (PRPs), including the U.S. Government, for contribution to site clean-up costs.

The Corporation has been conducting remediation activities to address soil and groundwater contamination by chlorinated solvents at its former operations in Great Neck, New York which it acquired as part of its acquisition of Loral Corporation in 1996. This work is being done pursuant to a series of orders and agreements with the New York State Department of Environmental Conservation beginning with a 1991 administrative order entered by Unisys Tactical Defense Systems, a predecessor company at the site. Until the third quarter of 2002, all of the remediation work associated with this site had been performed on the site itself. In the third quarter, the Corporation entered into negotiations with the state of New York to implement an off-site interim remedial measure intended to address an off-site plume of groundwater contamination that was found to be moving more rapidly than originally anticipated. This has led to an increase of approximately $50 million in the projected future costs for the site. Total projected future costs are now estimated to be approximately $70 million through 2025. This amount is included in the consolidated balance sheet at December 31, 2002. As at other sites, the Corporation is pursuing claims against other PRPs, including the U.S. Government, for contribution to site clean-up costs.

Since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with the Corporation’s former operations in Burbank and Glendale, California. Among other things, these consent decrees and orders obligate the Corporation to construct and fund the operations of soil and groundwater treatment facilities in Burbank and Glendale, California through 2018 and 2012, respectively; however, responsibility for the long-term operation of these facilities was assumed by the respective localities in 2001. The Corporation has been successful in limiting its financial responsibility for these activities to date to its pro rata share as a result of litigation and settlements with other PRPs. In addition, under an agreement reached with the U.S. Government in 2000, the Corporation will continue to be reimbursed in an amount equal to approximately 50% of future expenditures for certain remediation activities by the U.S. Government in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act. The Corporation has recorded a liability of approximately $60 million representing its estimate of the total expenditures required over the remaining terms of the consent decrees and orders described above, net of the effects of the agreement.

The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation’s financial exposure cannot in all cases be reasonably determined at this time. In addition to the amounts with respect to the Redlands, Burbank, Glendale and Great Neck sites described above, a liability of approximately $130 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

Under agreements reached with the U.S. Government in 1990 and 2000, certain groundwater treatment and soil remediation expenditures referenced above are being allocated to the Corporation’s operations as general and administrative costs and, under existing government regulations, these and other environmental expenditures related to U.S. Government business, after deducting any recoveries from insurance or other PRPs, are allowable in establishing the prices of the Corporation’s products and services. As a result, a substantial portion of the expenditures are being reflected in the Corporation’s sales and cost of sales pursuant to U.S. Government agreement or regulation.

At December 31, 2002 and December 31, 2001, the aggregate amount of liabilities recorded relative to environmental matters was $445 million and $300 million, respectively. The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation’s products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other PRPs, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation’s U.S. Government sales and cost of sales.

Waste remediation contract—In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters, which it sought to remedy through submission of a request for equitable adjustment. To date, the Corporation has been unsuccessful in reaching any agreements with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DoE’s direction, terminated the Pit 9 contract for default. As a result, the Corporation filed a lawsuit against the DoE in the Court of Federal Claims seeking to overturn the default termination and recover its costs, which are included in inventories. Also in 1998, the management contractor, also at the DoE’s direction, filed suit against the Corporation in the United States District Court for the District of Idaho seeking, among other things, recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation counterclaimed seeking to overturn the default termination and recover its costs. The Corporation is defending this action which is set for trial in August 2003.

In 2001, the Court of Federal Claims granted the DoE’s motion to dismiss the Corporation’s complaint, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with jurisdiction over the dispute. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court of Federal Claims. The Corporation did not appeal the decision further and will continue to seek resolution of the Pit 9 dispute through non-litigation means while preparing for trial in the Idaho proceeding.

Letters of credit and other matters—The Corporation has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain of its contracts. At December 31, 2002, the Corporation had contingent liabilities on outstanding letters of credit and other arrangements aggregating $582 million.

Note 16—Information on Business Segments and Major Customers

In the fourth quarter of 2002, the Corporation changed the manner in which it reports the results of its business segments. This change in presentation was made to align the measurement criteria used by the Corporation’s senior management in their evaluation of the performance of the business segments. The Corporation continues to operate in four principal business segments: Systems Integration, Space Systems, Aeronautics and Technology Services. The changes include the following:

•	The Corporate and Other segment has been eliminated;

•	The operating profit or loss (earnings or loss from continuing operations before interest and taxes) from the operations of the four principal business segments is reconciled to the reported consolidated results utilizing the following items:

—	Unallocated Corporate income (expense), net—this caption includes—

•	Unusual items—The effects of unusual items that are not considered part of management’s evaluation of the segment’s operating results (e.g., sales of surplus real estate, impairment charges, divestitures and other portfolio shaping activities) are excluded from the business segment results;

•	The difference between pension costs calculated and funded in accordance with Cost Accounting Standards (CAS), which are reported in the business segment results, and pension expense or income determined in accordance with FAS 87 as reported in Note 13 (FAS/CAS adjustment). This amount was previously allocated to the business segments (see further discussion below);

•	The costs of the Corporation’s common stock-based compensation plans. This amount was also allocated to the business segments previously;

•	Corporate costs not allocated to the business segments and other miscellaneous Corporate activities, including interest income and earnings and losses from the Corporation’s equity investments.

—	Impact of adoption of FAS 142—As a result of the Corporation’s adoption of FAS 142 (see Note 1), goodwill is no longer being amortized and the estimated remaining useful life of the contract intangible asset related to the F-16 program was extended. In connection with the adoption of the new standard, goodwill amortization expense and the impact of the change in the estimated remaining useful life of the F-16 intangible asset for all periods prior to January 1, 2002 are excluded from business segment results.

With respect to pension costs and funding, FAS 87 determines pension expense or income for financial reporting purposes under Generally Accepted Accounting Principles (GAAP), not necessarily the funding requirements of pension plans, which are determined by other factors. A major factor for determining pension funding requirements for the Corporation is the CAS, which governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of the Corporation’s products and services on U.S. Government contracts, and therefore is recognized in net sales of the applicable segment. Previously, business segment results included pension income or expense as determined in accordance with FAS 87. The results of operations of the Corporation’s segments will now only include pension expense as determined and funded in accordance with CAS rules.

Transactions between segments are generally negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts;

however, these intercompany transactions are eliminated in consolidation. Other accounting policies of the business segments are the same as those described in Note 1.

Following is a brief description of the activities of the principal business segments:

•	Systems Integration—Engaged in the design, development, integration and production of high performance systems for undersea, shipboard, land, and airborne applications. Major product lines include missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; radars; platform integration services; command, control, communications, computers and intelligence (C4I) systems for naval, airborne and ground applications; homeland security systems; surveillance and reconnaissance systems; air traffic control systems; simulation and training systems; and postal automation systems.

•	Space Systems—Engaged in the design, development, engineering and production of commercial and military space systems, including those systems that perform intelligence, surveillance and reconnaissance functions. Major lines of business include government satellites and defensive systems, commercial satellites, ground systems and supporting services, launch services, and strategic missiles. In addition, the segment has investments in joint ventures that are principally engaged in businesses which complement and enhance other activities of the segment.

•	Aeronautics—Engaged in design, research and development, systems integration, production and support of advanced military aircraft and related technologies. Its customers include the military services of the United States and allied countries throughout the world. Major products and programs include the F-16 multi-role fighter, F/A-22 air dominance and strike fighter, F-35 Joint Strike Fighter, Japanese F-2 combat aircraft, Korean T-50 advanced trainer, C-130 and C-130J tactical airlift aircraft, C-5 strategic airlift aircraft, and support for the F-117 stealth fighter and special mission and reconnaissance aircraft (e.g., Big Safari modifications, and the P-3 Orion, S-3 Viking and U-2).

•	Technology Services—Engaged in a wide array of information management, engineering, scientific and logistic services to federal agencies and other customers. Major product lines include complete life-cycle software support; information systems development; information assurance and enterprise integration for the U.S. Department of Defense, civil government agencies and commercial customers; aircraft and engine maintenance and modification services; management, operation, maintenance, training, and logistics support for military, homeland security and civilian systems; launch, mission, and analysis services for military, classified and commercial satellites; engineering, science and information services for NASA; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Consistent with the requirements of FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the following tables of financial data have been adjusted to reflect the new presentation of its segment operating results noted above. For financial statement captions presented in the following tables other than “Operating profit (loss),” all activities other than those pertaining to the principal business segments will be included on a line item entitled “Other.”

Selected Financial Data by Business Segment

(In millions)	2002	2001	2000
Net sales
Systems Integration	$9,603	$9,014	$9,647
Space Systems	7,384	6,836	7,339
Aeronautics	6,471	5,355	4,885
Technology Services	3,104	2,763	2,649

Total business segments	26,562	23,968	24,520
Other	16	22	21

	$26,578	$23,990	$24,541

Operating profit (loss)
Systems Integration	$952	$906	$981
Space Systems	443	360	345
Aeronautics	448	329	280
Technology Services	177	114	106

Total business segments	2,020	1,709	1,712
Unallocated Corporate expense, net(a)	(862)	(602)	(310)
Impact of FAS 142 adoption	—	(274)	(297)

	$1,158	$833	$1,105

Intersegment revenue
Systems Integration	$331	$235	$472
Space Systems	148	80	67
Aeronautics	28	52	78
Technology Services	707	814	746

Total business segments	1,214	1,181	1,363
Other	75	77	48

	$1,289	$1,258	$1,411

Selected Financial Data by Business Segment (continued)

(In millions)	2002	2001	2000
Depreciation and amortization of property, plant and equipment
Systems Integration	$159	$149	$183
Space Systems	136	147	152
Aeronautics	74	84	88
Technology Services	36	22	15

Total business segments	405	402	438
Other	28	23	26

	$433	$425	$464

Amortization of intangible assets other than goodwill
Systems Integration	$49	$50	$52
Space Systems	19	18	18
Aeronautics	50	51	51
Technology Services	7	5	5

Total business segments	125	124	126
Other	—	30	30

	$125	$154	$156

Equity in earnings (losses) of equity investees
Systems Integration	$1	$(3)	$(16)
Space Systems	39	51	40
Aeronautics	—	—	—
Technology Services	10	10	7

Total business segments	50	58	31
Other	43	10	17

	$93	$68	$48

Expenditures for property, plant and equipment (b)
Systems Integration	$208	$190	$185
Space Systems	173	144	126
Aeronautics	205	142	89
Technology Services	44	30	15

Total business segments	630	506	415
Other	22	39	27

	$652	$545	$442

Selected Financial Data by Business Segment (continued)

(In millions)	2002	2001	2000
Assets (c)
Systems Integration	$9,597	$9,612	$9,758
Space Systems	4,313	5,208	6,005
Aeronautics	2,835	3,017	3,173
Technology Services	1,634	1,911	1,588

Total business segments	18,379	19,748	20,524
Assets held for sale	210	638	2,332
Other (d)	7,169	7,268	7,570

	$25,758	$27,654	$30,426

Goodwill
Systems Integration	$5,775	$5,775	$5,941
Space Systems	1,064	1,064	1,052
Aeronautics	—	—	—
Technology Services	541	532	434

Total business segments	7,380	7,371	7,427
Other	—	—	52

	$7,380	$7,371	$7,479

Customer advances and amounts in excess of costs incurred
Systems Integration	$836	$797	$899
Space Systems	1,275	1,784	2,087
Aeronautics	2,408	2,406	1,636
Technology Services	19	15	60

Total business segments	4,538	5,002	4,682
Other	4	—	15

	$4,542	$5,002	$4,697

(a)	Unallocated Corporate income (expense), net includes the following (in millions):

	2002	2001	2000
Unusual items	$(1,112)	$(973)	$(685)
FAS/CAS pension income	243	360	309
Other	7	11	66

	$(862)	$(602)	$(310)

For information regarding unusual items, see Notes 2, 3, 6, 8 and 9 to the consolidated financial statements.

(b)	Amounts exclude expenditures related to discontinued businesses totaling $10 million, $74 million and $58 million in 2002, 2001 and 2000, respectively.

(c)	The Corporation has no significant long-lived assets located in foreign countries.
(d)	Assets primarily include cash, investments, deferred income taxes and, for 2001 and 2000, the prepaid pension asset.

Net Sales by Customer Category

(In millions)	2002	2001	2000
U.S. Government
Systems Integration	$7,741	$6,952	$6,855
Space Systems	6,276	5,956	5,932
Aeronautics	4,483	3,437	2,784
Technology Services	2,735	2,269	2,120

	$21,235	$18,614	$17,691

Foreign governments (a)(b)
Systems Integration	$1,583	$1,790	$2,231
Space Systems	60	94	79
Aeronautics	1,971	1,899	2,061
Technology Services	76	104	117

	$3,690	$3,887	$4,488

Commercial (b)
Systems Integration	$279	$272	$561
Space Systems	1,048	786	1,328
Aeronautics	17	19	40
Technology Services	293	390	413

Total business segments	1,637	1,467	2,342
Other	16	22	20

	$1,653	$1,489	$2,362

(a)	Sales made to foreign governments through the U.S. Government are included in the foreign governments category above.
(b)	Export sales included in the foreign governments and commercial categories above were approximately $4.3 billion, $4.1 billion and $5.2 billion in 2002, 2001 and 2000, respectively.

Note 17 – Summary of Quarterly Information (Unaudited)

	2002 Quarters
(In millions, except per share data)	First	Second(a)	Third	Fourth(b)
Net sales	$5,966	$6,290	$6,542	$7,780
Earnings from operations	438	483	553	475
Earnings (loss) from continuing operations	224	351	300	(342)
Net earnings (loss)	218	339	290	(347)
Diluted earnings (loss) per share from continuing operations	0.50	0.78	0.66	(0.76)
Diluted earnings (loss) per share	0.49	0.75	0.64	(0.77)

	2001 Quarters
(In millions, except per share data)	First(d)	Second	Third(e)	Fourth(f)
Net sales	$4,747	$5,688	$6,221	$7,334
Earnings from operations	350	399	438	356
Earnings (loss) from continuing operations	126	150	(87)	(146)
Net earnings (loss)	105	144	213	(1,508)
Diluted earnings (loss) per share from continuing operations	0.30	0.34	(0.20)	(0.34)
Diluted earnings (loss) per share (c)	0.25	0.33	0.50	(3.49)

(a)	Net earnings for the second quarter of 2002 included the effects of an unusual item relating to the settlement of a research and development tax credit claim. The settlement increased net earnings by $90 million ($0.20 per diluted share) and was recorded as a reduction of income tax expense.
(b)	The net loss for the fourth quarter of 2002 included the following unusual items: impairment charges related to certain of the Corporation’s telecommunications equity investments which increased the net loss by $504 million ($1.12 per diluted share); a charge related to advances to Russian manufacturers which increased the net loss by $112 million ($0.25 per diluted share); and a charge related to the Corporation’s investment in and its guarantee of certain obligations of Space Imaging which increased the net loss by $106 million ($0.24 per diluted share).
(c)	The sum of the diluted earnings (loss) per share amounts for the four quarters of 2001 do not equal the related amount included in the consolidated statement of operations for the year ended December 31, 2001 due to the exclusion of the impact of dilutive stock options from the third quarter calculation of per share amounts.
(d)	Net earnings for the first quarter of 2001 included the following unusual items: a gain on the sale of surplus real estate which increased net earnings by $72 million ($0.17 per diluted share); and an impairment charge related to the Corporation’s investment in Americom Asia-Pacific which reduced net earnings by $65 million ($0.15 per diluted share).
(e)	Net earnings for the third quarter of 2001 included the following unusual items: an impairment charge related to the Corporation’s investment in Loral Space which reduced net earnings by $235 million ($0.54 per diluted share); a loss on the early repayment of debt which reduced net earnings by $36 million ($0.08 per diluted share); and divestiture and other portfolio shaping activities which, on a combined basis, decreased net earnings by $3 million. Net earnings also includes a gain on the sale of IMS which is included in discontinued operations and which increased net earnings by $309 million ($0.71 per diluted share).
(f)	The net loss for the fourth quarter of 2001 included the following unusual items: a write-down of the Corporation’s investment in Astrolink and related costs which increased the net loss by $267 million ($0.62 per diluted share); and charges related to the Corporation’s exit from its global telecommunications services business which increased the net loss by $117 million ($0.27 per diluted share). The net loss also includes other unusual charges related to impairment of goodwill and other assets, and other costs associated with certain global telecommunications businesses held for sale. These charges are recorded in discontinued operations and increased the net loss by $1.3 billion ($3.09 per diluted share).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A no later than March 31, 2003 (the 2003 Proxy Statement), and that information is incorporated by reference in this Form 10- K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

We have had a written code of ethics in place since our formation in 1995. Our Code of Ethics and Business Conduct applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. A copy of our code of ethics is available on our investor relations website: www.lockheedmartin.com/investor. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption Compensation of Executive Officers in the 2003 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the headings Security Ownership of Certain Beneficial Owners, Securities Owned by Directors, Nominees and Named Executive Officers and Voting Securities and Record Date in the 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Election of Directors” in our 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    CONTROLS AND PROCEDURES

The information required by this item is provided as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Controls and Procedures” on page 71 of this Form 10-K.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a	)(1)	List of Financial Statements filed as part of the Form 10-K.

		The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:
			Page

		Consolidated Statement of Operations— Years ended December 31, 2002, 2001, and 2000	75

		Consolidated Statement of Cash Flows— Years ended December 31, 2002, 2001, and 2000	76

		Consolidated Balance Sheet— December 31, 2002 and 2001	77

		Consolidated Statement of Stockholders’ Equity— Years ended December 31, 2002, 2001, and 2000	78

		Notes to Consolidated Financial Statements— December 31, 2002	79

(2)

List of Financial Statement Schedules filed as part of this Form 10-K. All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements

(3)		Ernst & Young LLP

The report of Lockheed Martin’s independent auditors with respect to the above- referenced financial statements appears on page 74 of this Form 10-K. The consent of Lockheed Martin’s independent auditors appears as Exhibit 23 of this Annual Report on Form 10-K.

(b	)	During the fourth quarter of 2002, we did not file any current reports on Form 8-K.

During the first quarter of 2003 (up until this report was filed), we filed the following current reports on Form 8-K:

Lockheed Martin Corporation Current Report on Form 8-K filed on January 16, 2003 (change in segment presentation).

(c	)	Exhibits

(3	)(i)

Articles of Amendment and Restatement of Lockheed Martin Corporation (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(ii	)	Bylaws of Lockheed Martin Corporation as last amended on June 14, 2000 (incorporated by reference to Exhibit 3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

(4	)(a)

Indenture dated May 16, 1996, between the Corporation, Lockheed Martin Tactical Systems, Inc., and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4 of the Corporation’s filing on Form 8-K on May 16, 1996).

(b	)	See Exhibits 3(i) and 3(ii).

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the SEC upon request.

(10	)*(a)

Lockheed Martin Corporation 1995 Omnibus Performance Award Plan (incorporated by reference to Exhibit 10.36 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on
February 9, 1995).

(b	)

Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter September 30, 2002).

(c	)

Agreement Containing Consent Order, dated December 22, 1994, among the Corporation, Lockheed Corporation, Martin Marietta Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(d	)

Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(e	)

Resolutions relating to Lockheed Martin Corporation Financial Counseling Program for directors, officers, company presidents, and other key employees, as amended (incorporated by reference to Exhibit 10(e) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

(f	)

Martin Marietta Corporation Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

(g	)

Martin Marietta Corporation 1984 Stock Option Plan for Key Employees, as amended (incorporated by reference to Exhibit 10.12 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

(h	)

Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

(i	)

Martin Marietta Corporation Supplemental Excess Retirement Plan, as amended (incorporated by reference to Exhibit 10.15 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

(j	)

Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

(k)	Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

(l)	Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended (incorporated by reference to Exhibit 10(v) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

(m)	Lockheed Corporation 1992 Employee Stock Option Program (incorporated by reference to the Registration Statement on Form S-8 (No. 33-49003) of Lockheed Corporation filed with the Commission on September 11, 1992).

(n)	Amendment to Lockheed Corporation 1992 Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(o)	Lockheed Corporation 1986 Employee Stock Purchase Program, as amended (incorporated by reference to Exhibit 10.23 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33- 57645) filed with the Commission on February 9, 1995).

(p)	Incentive Retirement Benefit Plan for Certain Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(q)	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(r)	Supplemental Benefit Plan of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.27 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(s)	Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

(t)	Deferred Compensation Plan for Directors of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(u)	Lockheed Corporation Directors’ Deferred Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(v)	Trust Agreement, dated December 22, 1994, between Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

(w)	Lockheed Martin Corporation Directors Charitable Award Plan (incorporated by reference to Exhibit 10(oo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(x)	Amendment to Lockheed Martin Corporation Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10(nnn) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(y)	Loral Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.2 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

(z)	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10(dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

(aa)	Lockheed Martin Corporation Post-Retirement Death Benefit Plan for Elected Officers, as amended (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

(bb)	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

(cc)	Resolutions of Board of Directors of Lockheed Martin Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

(dd)	Lockheed Martin Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(ee)	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(ff)	Lockheed Martin Corporation Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

(gg)	COMSAT Corporation Non-Employee Directors Stock Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

(hh)	COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference from Exhibit 10.24 to Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

(ii)	Amendment to Lockheed Martin Corporation Nonqualified Retirement Plans (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

(jj)	Deferred Management Incentive Compensation Plan of Lockheed and its subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

*	Exhibits (10)(a), 10(b) and 10(d) through (10)(jj) constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Report.

(12)	Computation of ratio of earnings to fixed charges for the year ended December 31, 2002.

(23)	Consent of Ernst & Young LLP, Independent Auditors for Lockheed Martin Corporation.

(24)	Powers of Attorney.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

Date: March 6, 2003	By: /s/ Rajeev Bhalla
RAJEEV BHALLA Vice President and Controller (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Vance D. Coffman VANCE D. COFFMAN	Chairman and Chief Executive Officer and Director	March 6, 2003

/s/ Robert J. Stevens ROBERT J. STEVENS	President and Chief Operating Officer and Director	March 6, 2003

/s/ Christopher E. Kubasik CHRISTOPHER E. KUBASIK	Senior Vice President and Chief Financial Officer	March 6, 2003

/s/ Nolan D. Archibald* NOLAN D. ARCHIBALD	Director	March 6, 2003

/s/ Norman R. Augustine* NORMAN R. AUGUSTINE	Director	March 6, 2003

/s/ Marcus C. Bennett* MARCUS C. BENNETT	Director	March 6, 2003

/s/ Gwendolyn S. King* GWENDOLYN S. KING	Director	March 6, 2003

/s/ Douglas H. McCorkindale* DOUGLAS H. MCCORKINDALE	Director	March 6, 2003

Signatures	Title	Date

/s/ Eugene F. Murphy* EUGENE F. MURPHY	Director	March 6, 2003

/s/ Frank Savage* FRANK SAVAGE	Director	March 6, 2003

/s/ Anne Stevens* ANNE STEVENS	Director	March 6, 2003

/s/ James R. Ukrophina* JAMES R. UKROPHINA	Director	March 6, 2003

/s/ Douglas C. Yearley* DOUGLAS C. YEARLEY	Director	March 6, 2003

*By: /s/ Frank H. Menaker, Jr.* (FRANK H. MENAKER, JR., Attorney-in-fact**)		March 6, 2003

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.

CERTIFICATIONS

I, Vance D. Coffman, certify that:

1.	I have reviewed this annual report on Form 10-K of Lockheed Martin Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ VANCE D. COFFMAN

Vance D. Coffman

Chairman and Chief Executive Officer

I, Christopher E. Kubasik, certify that:

1.	I have reviewed this annual report on Form 10-K of Lockheed Martin Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ CHRISTOPER E. KUBASIK

Christopher E. Kubasik

Senior Vice President and Chief Financial Officer