Form 10-Q
period 2003-03-31
LOCKHEED MARTIN CORP
filed 2003-05-08
CIK 936468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended      March 31, 2003            Commission file number  1-11437

LOCKHEED MARTIN CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52-1893632
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6801 ROCKLEDGE DRIVE, BETHESDA, MD	20817

(Address of principal executive officers)	(Zip Code)

(301) 897-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X     NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003
Common stock, $1 par value	450,098,028

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

INDEX (continued)

Exhibit 3	Bylaws of Lockheed Martin Corporation, as amended

Exhibit 10.1	Lockheed Martin Corporation 2003 Incentive Performance Award Plan

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended March 31,
	2003	2002
	(In millions, except per share data)

Net sales	$7,059	$5,966
Cost of sales	6,587	5,528

Earnings from operations	472	438
Other income and expenses, net	33	36

	505	474
Interest expense	140	148

Earnings from continuing operations before income taxes	365	326
Income tax expense	115	102

Earnings from continuing operations	250	224
Discontinued operations	—	(6)

Net earnings	$250	$218

Earnings (loss) per common share
Basic:
Continuing operations	$0.56	$0.51
Discontinued operations	—	(0.01)

	$0.56	$0.50

Diluted:
Continuing operations	$0.55	$0.50
Discontinued operations	—	(0.01)

	$0.55	$0.49

Cash dividends declared per common share	$0.12	$0.11

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2003	2002
	(In millions)
Operating Activities:
Net earnings	$250	$218
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	108	103
Amortization of contract intangibles	31	31
Changes in operating assets and liabilities:
Receivables	(143)	108
Inventories	181	(9)
Accounts payable	(16)	(248)
Customer advances and amounts in excess of costs incurred	(16)	(13)
Other	149	238

Net cash provided by operating activities	544	428

Investing Activities:
Expenditures for property, plant and equipment	(78)	(105)
Acquisitions / investments in affiliated companies	(159)	(78)
Proceeds from divestitures of affiliated companies	—	100
Other	5	15

Net cash used for investing activities	(232)	(68)

Financing Activities:
Repayments related to long-term debt	(637)	(58)
Repurchases of common stock	(279)	—
Issuances of common stock	10	201
Common stock dividends	(54)	(48)

Net cash (used for) provided by financing activities	(960)	95

Net (decrease) increase in cash and cash equivalents	(648)	455

Cash and cash equivalents at beginning of period	2,738	912

Cash and cash equivalents at end of period	$2,090	$1,367

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheet

	March 31, 2003	December 31, 2002
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,090	$2,738
Receivables	3,798	3,655
Inventories	2,067	2,250
Deferred income taxes	1,281	1,277
Other current assets	658	706

Total current assets	9,894	10,626

Property, plant and equipment, net	3,254	3,258
Investments in equity securities	1,029	1,009
Intangible assets related to contracts and programs acquired	791	814
Goodwill	7,380	7,380
Other assets	2,667	2,671

	$25,015	$25,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,086	$1,102
Customer advances and amounts in excess of costs incurred	4,526	4,542
Salaries, benefits and payroll taxes	1,117	1,272
Income taxes	179	107
Current maturities of long-term debt	607	1,365
Other current liabilities	1,398	1,433

Total current liabilities	8,913	9,821

Long-term debt	6,201	6,217
Post-retirement benefit liabilities	1,532	1,480
Pension liabilities	741	651
Other liabilities	1,789	1,724

Stockholders’ equity:
Common stock, $1 par value per share	450	455
Additional paid-in capital	2,573	2,796
Retained earnings	4,458	4,262
Unearned ESOP shares	(42)	(50)
Accumulated other comprehensive loss	(1,600)	(1,598)

Total stockholders’ equity	5,839	5,865

	$25,015	$25,758

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements

March 31, 2003

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2003 presentation.

NOTE 2 – STOCK-BASED COMPENSATION

The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation has adopted those provisions of Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation” and FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. The Corporation’s pro forma information follows:

	Three Months Ended March 31,
	2003	2002
	(In millions, except per share data)
Net earnings:
As reported	$250	$218
Fair value-based compensation cost, net of taxes	(14)	(16)

Pro forma net earnings	$236	$202

Basic earnings per share:
As reported	$0.56	$0.50
Pro forma	0.53	0.46

Diluted earnings per share:
As reported	$0.55	$0.49
Pro forma	0.52	0.45

NOTE 3 – EARNINGS PER SHARE

Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
	(In millions, except per share data)
Net earnings:
Earnings from continuing operations	$250	$224
Discontinued operations – results of operations	—	(6)

Net earnings for basic and diluted computations	$250	$218

Average common shares outstanding:
Average number of common shares outstanding for basic computations	448.8	437.4
Dilutive stock options – based on the treasury stock method	3.7	7.3

Average number of common shares outstanding for diluted computations	452.5	444.7

Earnings (loss) per common share:
Basic:
Continuing operations	$0.56	$0.51
Discontinued operations	—	(0.01)

	$0.56	$0.50

Diluted:
Continuing operations	$0.55	$0.50
Discontinued operations	—	(0.01)

	$0.55	$0.49

NOTE 4 – INVENTORIES

	March 31, 2003	December 31, 2002
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$5,487	$5,627
Work in process, commercial launch vehicles	589	594
Less customer advances and progress payments	(4,221)	(4,272)

	1,855	1,949
Other inventories	212	301

	$2,067	$2,250

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

Commercial launch vehicle inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $347 million and $391 million at March 31, 2003 and December 31, 2002, respectively. In addition, commercial launch vehicle inventories included amounts advanced to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of $53 million and $61 million at March 31, 2003 and December 31, 2002, respectively, for the development and purchase, subject to certain conditions, of RD-180 booster engines used for Atlas launch vehicles.

NOTE 5 – CONTINGENCIES

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

Although this provisional standard does not create any legally enforceable requirements for the Corporation at this time, the Corporation has developed a preliminary remediation plan that would meet the provisional standard if it were to become final. Because this plan entails a long lead-time for implementation, the Corporation has begun implementing this plan and has recognized the increased costs that are associated with the plan. The consolidated balance sheet at March 31, 2003 includes a liability of approximately $185 million representing the Corporation’s estimate of the remaining expenditures necessary to implement the remediation and other work at the site over the next 30 years. As at other sites, the Corporation is pursuing claims against other

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

potentially responsible parties (PRPs), including the U.S. Government, for contribution to site clean-up costs.

The Corporation has been conducting remediation activities to address soil and groundwater contamination by chlorinated solvents at its former operations in Great Neck, New York which it acquired as part of its acquisition of Loral Corporation in 1996. This work is being done pursuant to a series of orders and agreements with the New York State Department of Environmental Conservation beginning with a 1991 administrative order entered by Unisys Tactical Defense Systems, a predecessor company at the site. The remediation work associated with this site includes work performed on the site itself, as well as implementation of an off-site interim remedial measure intended to address an off-site plume of groundwater contamination that was found to be moving more rapidly than originally anticipated. Total projected future costs for the site are estimated to be approximately $70 million through 2025. This amount is included as a liability in the consolidated balance sheet at March 31, 2003. As at other sites, the Corporation is pursuing claims against other PRPs, including the U.S. Government, for contribution to site clean-up costs.

Since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with the Corporation’s former operations in Burbank and Glendale, California. Among other things, these consent decrees and orders obligate the Corporation to construct and fund the operations of soil and groundwater treatment facilities in Burbank and Glendale, California through 2018 and 2012, respectively; however, responsibility for the long-term operation of these facilities has been assumed by the respective localities. The Corporation has been successful in limiting its financial responsibility for these activities to date to its pro rata share as a result of litigation and settlements with other PRPs. In addition, under an agreement reached with the U.S. Government in 2000, the Corporation will continue to be reimbursed in an amount equal to approximately 50% of future expenditures for certain remediation activities by the U.S. Government in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act. The Corporation has recorded a liability of approximately $60 million representing its estimate of the total expenditures required over the remaining terms of the consent decrees and orders described above, net of the effects of the agreement.

The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation’s financial exposure cannot in all cases be reasonably determined at this time. In addition to the amounts with respect to the Redlands, Great Neck, Burbank and Glendale sites described above, a liability of approximately $130 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

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

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

The Corporation operates in four principal business segments: Systems Integration, Aeronautics, Space Systems and Technology Services. In the following tables of financial data, the total of the operating results of the principal business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate (expense) income, net” includes the FAS/CAS adjustment related to pensions (see discussion below), earnings and losses from equity investments (mainly telecommunications), interest income, costs for stock-based award programs, items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments as well as other miscellaneous Corporate activities. For financial statement captions other than “Operating profit,” all activities other than those pertaining to the principal business segments are included on a line item entitled “Other.”

The FAS/CAS adjustment represents the difference between pension costs calculated and funded in accordance with Cost Accounting Standards (CAS), which are reflected in the business segment results, and pension expense or income calculated for financial reporting purposes under generally accepted accounting principles in accordance with FAS 87, “Employers’ Accounting for Pensions.” CAS is a major factor for determining pension funding requirements for the Corporation, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore is recognized in net sales of the applicable segment. The results of operations of the Corporation’s segments only include pension expense as determined and funded in accordance with CAS rules.

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended March 31,
	2003	2002
	(In millions)
Selected Financial Data by Business Segment

Net sales
Systems Integration	$2,203	$2,088
Aeronautics	2,088	1,334
Space Systems	2,078	1,870
Technology Services	687	670

Total business segments	7,056	5,962
Other	3	4

	$7,059	$5,966

Operating profit
Systems Integration	$209	$207
Aeronautics	145	92
Space Systems	150	112
Technology Services	48	37

Total business segments	552	448
Unallocated Corporate (expense) income, net (a)	(47)	26

	$505	$474

Intersegment revenue (b)
Systems Integration	$107	$59
Aeronautics	9	7
Space Systems	31	15
Technology Services	215	188

Total business segments	362	269
Other	18	32

	$380	$301

(a)	Unallocated Corporate (expense) income, net includes the following:

	Three Months Ended March 31,
	2003	2002
	(In millions)

FAS/CAS adjustment	$(72)	$50
Other	25	(24)

	$(47)	$26

(b)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above.

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

	March 31, 2003	December 31, 2002
	(In millions)
Selected Financial Data by Business Segment

Customer advances and amounts in excess of costs incurred
Systems Integration	$982	$836
Aeronautics	2,128	2,408
Space Systems	1,395	1,275
Technology Services	21	19

Total business segments	4,526	4,538
Other	—	4

	$4,526	$4,542

NOTE 7 – OTHER

As of the end of 2002, the global telecommunications services businesses identified for divestiture in 2001 had been sold, except for Lockheed Martin Intersputnik (LMI). The Corporation reached an agreement to sell LMI in the third quarter of 2002; however, in April 2003, the agreement was terminated. The Corporation is continuing to treat LMI as a discontinued operation, as it is still holding and actively marketing the business for sale. The operating results of LMI had no impact on the statement of earnings for the first quarter of 2003. LMI was carried at estimated fair value less cost to sell at March 31, 2003, and its assets and liabilities, which represented less than 1% of the Corporation’s consolidated assets and liabilities, respectively, were included in the balance sheet in other current assets and other current liabilities. Changes in the estimated fair value of LMI will be recorded in the future if appropriate.

In 2003, the Corporation issued irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. This amount was included in current maturities of long-term debt on the Corporation’s balance sheet at December 31, 2002. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which were repaid on March 15, 2003. The second notice was for $150 million of 7.75% debentures due on April 15, 2023, which were repaid on April 15, 2003. The $150 million of 7.75% debentures was included in current maturities of long-term debt on the balance sheet at March 31, 2003. The Corporation recorded a loss, net of state income tax benefits, of $19 million in other income and expenses related to the early repayment of the $450 million of debt. The loss reduced net earnings for the quarter ended March 31, 2003 by $13 million ($0.03 per diluted share).

In December 2002, the Corporation recorded a charge, net of state income tax benefits, of $163 million related to its investment in Space Imaging, LLC and its guarantee of up to $150 million of Space Imaging’s borrowings under a credit facility. At December 31, 2002, the Corporation’s balance sheet included $150 million in current maturities of long-term debt representing the estimated obligation under the guarantee.

Lockheed Martin Corporation

Notes To Unaudited Condensed Consolidated Financial Statements (continued)

On March 31, 2003, Lockheed Martin paid $130 million to acquire Space Imaging’s outstanding borrowings under Space Imaging’s credit facility, and the guarantee was eliminated. The Corporation therefore reversed, net of state income taxes, approximately $19 million of the charge recorded in December 2002, representing the unutilized portion of the credit facility covered by the Corporation’s guarantee. This gain increased first quarter 2003 net earnings by $13 million ($0.03 per diluted share). The $130 million is included in investing activities on the statement of cash flows for the period ended March 31, 2003.

The components of comprehensive income for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
	2003	2002
	(In millions)

Net earnings	$250	$218

Other comprehensive income (loss):
Net unrealized gain (loss) from available-for-sale investments	14	(31)
Other	(16)	(21)

	(2)	(52)

Comprehensive income	$248	$166

The Corporation’s total interest payments were $36 million and $39 million for the three months ended March 31, 2003 and 2002, respectively.

The Corporation made net federal and foreign income tax payments of $31 million, and received net federal and foreign income tax refunds of $26 million, for the three months ended March 31, 2003 and 2002, respectively.

As disclosed in its 2002 Annual Report on Form 10-K, on a combined basis, the Corporation’s investments in Intelsat, Space Imaging, United Space Alliance and Americom Asia-Pacific accounted for the majority of its total equity method investments at December 31, 2002 and equity earnings (losses) recorded for the year then ended. Summarized statement of operations information for these investees for the period ended March 31, 2003 on a combined basis is as follows: net sales—$687 million; net earnings—$72 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lockheed Martin Corporation

March 31, 2003

Lockheed Martin Corporation is involved in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. As a lead systems integrator, our products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems. We have customers in both domestic and international defense and commercial markets. Our principal customers are agencies of the U.S. Government. Our main areas of focus are in the defense, space, homeland security, and government/civil information technology markets. The following discussion should be read along with our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Since our operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules, the results of operations of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of our future operating results. The following discussions of comparative results among periods should be viewed in this context.

Continuing Operations

Net sales for the first quarter of 2003 were $7.1 billion, an 18% increase over the first quarter 2002 sales of $6.0 billion. Sales increased in all business segments during the quarter ended March 31, 2003 from the comparable 2002 period.

Operating profit (earnings before interest and taxes) for the first quarter of 2003 was $505 million, an increase of 7% from the $474 million recorded in the comparable 2002 period. Operating profit increased in all four business segments during the quarter ended March 31, 2003 from the comparable 2002 period.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the quarter ended March 31, 2003, the items in the table below, among other things, were included in “unallocated Corporate (expense) income, net” (see the related section under the Discussion of Business Segments below).

	Operating profit (loss)	Net earnings (loss)	Earnings (loss) per diluted share
	(In millions, except per share data)
Quarter ended March 31, 2003
Loss on early repayment of debt(1)	$(19)	$(13)	$(0.03)
Gain on partial reversal of Space Imaging, LLC guarantee(2)	19	13	0.03

	$0	$0	$0.00

Quarter ended March 31, 2002
None	$—	$—	$—

(1)	In the first quarter of 2003, we recognized a loss of $19 million associated with our decision to call and prepay $300 million of 7.875% debentures originally due 2023 and $150 million of 7.75% debentures also originally due 2023.
(2)	In the first quarter of 2003, we recognized a gain on the partial reversal of the $150 million fourth quarter 2002 charge related to the guarantee of our share of Space Imaging, LLC’s credit facility. On March 31, 2003, we paid $130 million when Space Imaging’s borrowings under the credit facility came due. The difference of $20 million ($19 million after state tax), which represented the unutilized portion of the guarantee, was reversed and the guarantee eliminated.

Interest expense for the first quarter of 2003 was $140 million, $8 million lower than the comparable period in 2002 primarily as a result of the reduction in our long-term debt.

Our effective income tax rates for the quarters ended March 31, 2003 and 2002 were 31.5% and 31.3%, respectively. The effective rates for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales and the realization of tax savings initiatives.

Earnings from continuing operations for the first quarter of 2003 were $250 million ($0.55 per diluted share) compared to $224 million ($0.50 per diluted share) reported in the first quarter of 2002.

Discontinued Operations

During 2003, the telecommunications services business held for sale (LMI) had no impact on our earnings. In the first quarter of 2002, the loss from discontinued operations was $6 million ($0.01 per diluted share).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Earnings

For the first quarter of 2003 and 2002, our net earnings were $250 million ($0.55 per diluted share) and $218 million ($0.49 per diluted share), respectively.

Discussion of Business Segments

We operate in four principal business segments: Systems Integration, Aeronautics, Space Systems and Technology Services. The Aeronautics and Space Systems segments generally include fewer programs that have much larger sales and operating results than programs included in the other segments. Therefore, due to the large number of comparatively smaller programs in the Systems Integration and Technology Services segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments. The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 6 to the financial statements in this Form 10-Q.

Systems Integration

Systems Integration’s operating results included the following:

	Three Months Ended March 31,
	2003	2002
	(In millions, except percentages)

Net sales	$2,203	$2,088
Operating profit	$209	$207
Margin	9.5%	9.9%

Net sales for Systems Integration increased by 6% for the quarter ended March 31, 2003 from the comparable 2002 period. Sales increased in all of the segment’s lines of business by approximately: $75 million at Command, Control, Communication, Computers and Intelligence (C4I), primarily due to information superiority programs; $25 million at Naval Electronics & Surveillance Systems (NE&SS), mainly on undersea programs; and the remainder related to Systems Integration-Owego, primarily due to distribution technology programs and Missiles & Fire Control (M&FC), mainly in air defense programs.

Segment operating profit increased by 1% for the quarter ended March 31, 2003 when compared to 2002. Operating profit increases at M&FC, primarily in tactical missile programs, and C4I, mainly in information superiority programs, totaling about $10 million on a combined basis, were partially offset by a decline at Systems Integration-Owego. The segment’s 2003 margin of 9.5% was lower than the 9.9% realized in 2002 due to a

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

decline in volume on mature production programs (at Owego) and higher volume on development programs (at C4I and NE&SS).

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended March 31,
	2003	2002
	(In millions, except percentages)

Net sales	$2,088	$1,334
Operating profit	$145	$92
Margin	6.9%	6.9%

Net sales for Aeronautics increased by 57% for the quarter ended March 31, 2003 from the comparable 2002 period. Sales increased by about $375 million on the F-35 Joint Strike Fighter program and by about $100 million on the F/A-22 program due to higher volume. Additional development and support activities on international F-16 programs accounted for approximately $150 million of the sales increase. Sales also increased by about $100 million due to higher volume on the C-130J program in the current quarter compared to the first quarter of 2002.

Segment operating profit increased by 58% for the quarter ended March 31, 2003 from the comparable 2002 period. The increase was primarily due to the higher volume on the programs described above, mainly combat aircraft programs which accounted for about $50 million of the increase. The increase in C-130J deliveries did not impact operating profit due to the previously disclosed suspension of earnings recognition on the program.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended March 31,
	2003	2002
	(In millions, except percentages)

Net sales	$2,078	$1,870
Operating profit	$150	$112
Margin	7.2%	6.0%

Net sales for Space Systems increased by 11% in the first quarter of 2003 from the comparable 2002 period. The increase is due to increased sales of about $275 million in the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

government space line of business related to higher volume that more than offset a $75 million decline in the commercial space line of business. The increase in government space was mainly due to volume increases of about $150 million in ground systems activities, with the remainder primarily due to government satellite programs. The decrease in commercial space was driven by a nearly $200 million decline in sales resulting from fewer commercial launches partially offset by increased sales of approximately $125 million from one additional commercial satellite delivery.

Segment operating profit increased 34% for the quarter ended March 31, 2003 from the comparable 2002 period. The quarter-to-quarter change was due to an approximate $75 million increase in operating profit in the government space line of business that more than offset a $30 million decline in the commercial space line of business. Improved performance and higher volumes in government space resulted in a quarter-over-quarter increase in operating profit of $50 million related to government satellite programs and ground systems activities, with the remainder mainly due to the Titan launch vehicle program. The operating loss from commercial launch vehicles was higher by about $50 million primarily due to the effect of profitable launches in the prior year. Partially offsetting the higher losses in commercial launch vehicles was a $25 million current quarter improvement in commercial satellite activities over the first quarter of 2002.

Technology Services

Technology Services’ operating results included the following:

	Three Months Ended March 31,
	2003	2002
	(In millions, except percentages)

Net sales	$687	$670
Operating profit	$48	$37
Margin	7.0%	5.5%

Net sales for Technology Services increased by 3% in the first quarter of 2003 from the comparable 2002 period. The growth in sales was primarily attributable to higher volume in the military aircraft and defense lines of business that resulted in a $50 million increase in current quarter sales over the comparable 2002 period. This growth was partially offset by a combined decrease of $35 million due to lower sales in commercial information technology programs and the NASA line of business.

Segment operating profit increased by 30% for the quarter ended March 31, 2003 from the comparable 2002 period. Operating profit increased mainly due to improved performance in information technology.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Unallocated Corporate (Expense) Income, Net

The following table shows the components of unallocated Corporate (expense) income, net (for a discussion of the FAS/CAS adjustment and other types of items included in unallocated Corporate (expense) income, see Note 6 to the financial statements in this Form 10-Q):

	Three Months Ended March 31,
	2003	2002
	(In millions)

FAS/CAS adjustment	$(72)	$50
Other	25	(24)

	$(47)	$26

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS (expense) income, and the FAS/CAS adjustment:

	Three Months Ended March 31,
	2003	2002
	(In millions)

FAS 87 (expense) income	$(108)	$32
CAS funding and expense	(36)	(18)

FAS/CAS adjustment – (expense) income	$(72)	$50

The quarter-to-quarter change in the FAS/CAS adjustment is due to our reporting FAS pension expense in 2003 versus FAS pension income in the prior year. We disclosed in our 2002 Form 10-K that we were projecting a substantial amount of pension expense, as well as a substantial increase in CAS funding, for 2003. The amounts of FAS 87 expense and CAS funding recorded in the first quarter of 2003 represent about 20% to 25% of the total amounts we expect to record for the full year. We are currently projecting that both the FAS 87 expense and CAS funding for 2004 will increase substantially over 2003 levels, though the actual amounts will not be finalized until the end of 2003 and will depend on current market conditions as well as our judgments in selecting assumptions based on future market trends, changes in interest rates and equity market performance.

The quarter-to-quarter change in “Other” unallocated corporate (expense) income, net is primarily due to the impact of the decrease in our stock price, which lowered our stock-based award programs’ deferred liabilities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2003, $544 million of cash was provided by operating activities, compared to $428 million during the comparable 2002 period. Each period includes the impact of earnings from continuing operations, adjusted for non-cash depreciation and amortization, and changes in operating assets and liabilities.

Net cash used for investing activities during the quarter ended March 31, 2003 was $232 million as compared to $68 million used during the comparable 2002 period. Investing activities for 2003 included a $130 million payment related to the Space Imaging guarantee (see related discussion below) and a $23 million payment related to the 2001 acquisition of OAO Corporation consistent with the related contract. Additions to property, plant and equipment amounted to $78 million in 2003. These outflows more than offset the proceeds from property dispositions. Investing activities for 2002 included $113 million in proceeds from the March 2002 sale of COMSAT Mobile Communications and property dispositions, offset by a $76 million payment related to the 2001 acquisition of OAO Corporation. Additions to property, plant and equipment amounted to $105 million in 2002.

Net cash used for financing activities during the quarter ended March 31, 2003 was $960 million as compared to $95 million provided by financing during the comparable 2002 period. The 2003 amount included $324 million for scheduled debt repayments, $313 million in debt prepayments and an associated prepayment premium (see related discussion below), $279 million for the repurchase of 6.3 million shares of common stock and $54 million in dividend payments. These outflows more than offset proceeds of $10 million from the issuance of common stock, primarily from the exercise of employee stock options. The 2002 amount included $201 million in proceeds from the issuance of common stock, primarily from the exercise of employee stock options, partially offset by $58 million in net debt repayments and $48 million in dividend payments.

Total debt decreased by $774 million during the quarter ended March 31, 2003 from approximately $7.6 billion at December 31, 2002. This decrease was mainly attributable to the prepayment of debt, scheduled payments of debt maturities as well as the resolution of our guarantee of Space Imaging, LLC’s credit facility (see related discussion below). Total stockholders’ equity was $5.8 billion at March 31, 2003, a decrease of $26 million from the December 31, 2002 balance. This decrease resulted from stock repurchases of $279 million, dividend payments of $54 million and other comprehensive losses of $2 million, partially offset by net earnings of $250 million and employee stock option and ESOP activities of $59 million. Our ratio of debt-to-total capitalization improved from the 56 percent reported at December 31, 2002 to 54 percent at March 31, 2003. At March 31, 2003, we held cash and cash equivalents of approximately $2.1 billion. In the first quarter of 2003, Fitch Ratings upgraded our long-term debt rating to BBB+ with a stable outlook.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In 2003, we issued irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. This amount was included in current maturities of long-term debt on our balance sheet at December 31, 2002. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which we repaid on March 15, 2003. The second notice was for $150 million of 7.75% debentures due on April 15, 2023, which we repaid on April 15, 2003. We included the $150 million of 7.75% debentures in current maturities of long-term debt on our balance sheet at March 31, 2003. We recorded a loss, net of state income tax benefits, of $19 million in other income and expenses related to the early repayment of the $450 million of debt. The loss reduced first quarter 2003 net earnings by $13 million ($0.03 per diluted share).

In December 2002, we recorded a charge, net of state income tax benefits, of $163 million related to our investment in Space Imaging, LLC and our guarantee of up to $150 million of Space Imaging’s borrowings under a credit facility that matured on March 30, 2003. At December 31, 2002, we increased current maturities of long-term debt by $150 million representing our estimated obligation under the guarantee. On March 31, 2003, we paid $130 million to acquire Space Imaging’s outstanding borrowings under Space Imaging’s credit facility, and the guarantee was eliminated. We therefore reversed, net of state income taxes, approximately $19 million of the charge recorded in December 2002, representing the unutilized portion of the credit facility covered by our guarantee. This gain increased first quarter 2003 net earnings by $13 million ($0.03 per diluted share).

At March 31, 2003, we had in place a $1.5 billion revolving credit facility; no borrowings were outstanding. This credit facility will expire in November 2006.

We actively seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. Our management continually reviews changes in financial, market and economic conditions to manage the types, amounts and maturities of our indebtedness. We may at times refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt, or seek alternative financing sources for our cash and operational needs.

Cash and cash equivalents, internally generated cash flow from operations and other available financing resources, including those described above, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as discretionary investment needs, during the next twelve months. Consistent with our desire to generate cash to reduce debt and invest in our core businesses, we expect that, depending on prevailing financial, market and economic conditions, we will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

Realization of our investments in equity securities may be affected by an investee’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the investee’s business, and/or other

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect our earnings in the periods affected by those events.

ADVANCES TO RUSSIAN MANUFACTURERS

In 1992, we entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). We own 51% of LKEI. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with Lockheed Martin and LKEI each holding a 50% ownership. ILS was formed to market commercial Atlas and Proton launch services around the world. We consolidate the results of operations of LKEI and ILS into our financial statements. Contracts for launch services usually require substantial advances from the customer before the launch. Advances received from customers for Proton launch services not yet provided totaled $374 million at March 31, 2003 and $412 million at December 31, 2002, and were included as a liability on our balance sheet in the caption customer advances and amounts in excess of costs incurred.

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at March 31, 2003 and December 31, 2002, net of reserves recorded in the fourth quarter of 2002, were $347 million and $391 million, respectively. Our ability to realize these amounts may be affected by the continuing overcapacity in the launch vehicle market, Khrunichev’s ability to provide the launch services and the political environment in Russia. Through the end of March 2003, launch services through LKEI and ILS have been provided according to contract terms.

We have entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of RD-180 booster engines for use in our Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $53 million of payments made under this agreement for engines not yet delivered were included in inventories at March 31, 2003 ($61 million at December 31, 2002).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

OTHER MATTERS

As of the end of 2002, the global telecommunications services businesses identified for divestiture in 2001 had been sold, except for Lockheed Martin Intersputnik (LMI). We reached an agreement to sell LMI in the third quarter of 2002; however, in April 2003, the agreement was terminated. We are continuing to treat LMI as a discontinued operation, as we are still holding and actively marketing the business for sale. The operating results of LMI had no impact on the statement of earnings for the first quarter of 2003. LMI was carried at estimated fair value less cost to sell at March 31, 2003, and its assets and liabilities, which represented less than 1% of our consolidated assets and liabilities, respectively, were included in our balance sheet in other current assets and other current liabilities. Changes in the estimated fair value of LMI will be recorded in the future if appropriate.

We provide products and services to NASA, including the Space Shuttle program, mainly through our Space Systems and Technology Services business segments. Work for NASA accounted for approximately 6% of our consolidated net sales in 2002, of which about one-half was related to the Space Shuttle program. We also have a 50% equity interest in United Space Alliance, LLC which provides ground processing and other operational services to the Space Shuttle program. We are continuing to work with NASA and others in the investigation of the tragic accident in February 2003 involving the Space Shuttle Columbia. We do not expect that the effects of this accident will have a material impact on our results of operations, financial position or cash flows for 2003. Pending completion of the investigation, it is too early to determine whether the accident will affect our business operations beyond 2003.

As described in Note 5 to the financial statements, we are continuing to pursue recovery of a significant portion of the unanticipated costs we incurred for a $180 million fixed-price contract with the U.S. Department of Energy (DoE) for the remediation of waste found in Pit 9. We have been unsuccessful to date in reaching agreement with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of ours, at the DoE’s direction, terminated the Pit 9 contract for default. We sued the DoE in the U.S. Court of Federal Claims seeking to overturn the default termination and to recover our costs. The management contractor, at the DoE’s direction, sued us in the U.S. District Court in Idaho seeking, among other things, recovery of about $54 million previously paid to us under the contract. We filed counterclaims, again seeking to overturn the default termination and recover our costs. In 2001, the Court of Federal Claims dismissed our lawsuit against the DoE, finding that we lacked privity of contract with the DoE. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the dismissal. We did not appeal the decision further and will continue to seek resolution of the Pit 9 dispute through non-litigation means while pursuing our remedies in the Idaho proceeding, which is set for trial in August 2003.

Lockheed Martin Corporation

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. Our long-term debt obligations are generally not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates. At the end of the first quarter of 2003, we had agreements in place to swap fixed interest rates on approximately $720 million of our long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed-rate debt instruments. At March 31, 2003, the fair values of interest rate swap agreements outstanding were not material. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. The interest rate swaps create a market exposure to changes in the LIBOR rate. To the extent that the LIBOR index on which the swaps are based increases or decreases by 1%, our interest expense would increase or decrease by $7 million on a pretax basis. Changes in swap rates would affect the market value of the agreements, but those changes in value would be offset by changes in value of the underlying debt obligations. A 1% rise in swap rates from those prevailing at March 31, 2003 would result in a decrease in market value of approximately $9 million. A 1% decline would increase the market value by a like amount.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At March 31, 2003, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. We do not hold or issue derivative financial instruments for trading purposes.

Lockheed Martin Corporation

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Corporation’s forward-looking statements and actual performance: the ability to obtain or the timing of obtaining future government awards; the availability of government funding and customer requirements both domestically and internationally; changes in government or customer priorities due to program reviews or revisions to strategic objectives (including changes in priorities in response to Operation Iraqi Freedom and terrorist threats, or to improve homeland security); difficulties in developing and producing operationally advanced technology systems; the level of returns on pension and retirement plan assets; the competitive environment; economic, business and political conditions both domestically and internationally; program performance and the timing of contract payments (including the ability to perform fixed-price contracts within estimated costs and considering subcontractor performance); the timing and customer acceptance of product deliveries and launches; the termination of programs or contracts for convenience by customers; the ability to achieve savings through cost-cutting and other financial management programs; government import and export policies; the ability to procure insurance to cover operational and contractual risks, including launch and satellite failures, on commercially reasonable terms; and the outcome of contingencies (including completion of acquisitions and divestitures, litigation and environmental remediation efforts).

Realization of the value of the Corporation’s investments in equity securities, or related equity earnings for a given period, may be affected by an investee’s ability to obtain adequate funding and execute its business plan, general market conditions, industry considerations specific to the investee’s business, and/or other factors.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and Forward-Looking Statements” on pages 19 through 20 and pages 23 through 28, respectively, of the Corporation’s Annual Report on Form 10-K for the fiscal year ended

Lockheed Martin Corporation

December 31, 2002; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 26 of this Form 10-Q; and “Note 5 – Contingencies” and “Note 7 – Other” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 10 through 12 and pages 15 through 16, respectively, of this Form 10-Q; and Part II – Item 1, “Legal Proceedings” on pages 31 through 32 of this Form 10-Q.

PART II.    OTHER INFORMATION

Lockheed Martin Corporation

Item 1.    Legal Proceedings

The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 5 – Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, and in the Corporation’s 2002 Annual Report on Form 10-K (Form 10-K), or arising in the ordinary course of business. In the opinion of management, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation’s results of operations or financial position.

The Corporation is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Corporation’s operations are being conducted in accordance with these requirements. U.S. Government investigations of the Corporation, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Corporation, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Corporation. For the U.S. Government investigations described in the Corporation’s Form 10-K, it is too early for Lockheed Martin to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial position.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 5 - Contingencies on page 10 through page 12 and “Other Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 26 of this Form 10-Q.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

As previously reported, a consolidated third amended complaint was filed against the Corporation and certain of its officers and directors in the United States District Court for

Lockheed Martin Corporation

the Central District of California, In re Lockheed Martin Corp. Securities Litigation. On March 26, 2003, the court dismissed with prejudice the complaint against the Corporation and all individual defendants in that lawsuit. Plaintiffs have filed an appeal with the United States Court of Appeals for the Ninth Circuit.

As previously reported, a federal grand jury was investigating whether hazardous waste was properly stored and handled at the Paducah Gaseous Diffusion Plant in Paducah, Kentucky. On March 19, 2003, the Department of Justice advised the Corporation that the investigation has been closed.

As previously reported, in a lawsuit filed against the Corporation in the United States District Court for the Northern District of California, Space Systems/Loral alleged our series 3000, 4000, 5000, 7000 and A2100 satellites infringed a Space Systems/Loral patent. On March 19, 2003, the court granted the Corporation’s motion for summary judgment ruling that the Space Systems/Loral patent was invalid.

As previously reported, the SEC has been investigating the disclosures regarding the regulatory approval of the proposed merger between the Corporation and Northrop Grumman, which was announced in 1997 and terminated in 1998. On May 1, 2003, the SEC advised the Corporation that the investigation was closed.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 24, 2003, the stockholders of Lockheed Martin Corporation:

•	Elected the following thirteen individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2004 and until their successors have been duly elected and qualified:

	Votes Cast For	Votes Withheld
Nolan D. Archibald	384,288,940	17,922,248
Norman R. Augustine	332,179,565	70,031,623
Marcus C. Bennett	395,328,550	6,882,638
Vance D. Coffman	394,139,272	8,071,916
Gwendolyn S. King	385,794,837	16,416,351
Douglas H. McCorkindale	395,630,985	6,580,203
Eugene F. Murphy	385,886,625	16,324,563
Joseph W. Ralston	395,232,472	6,978,716
Frank Savage	288,008,255	114,202,933
Anne Stevens	385,742,375	16,468,813
Robert J. Stevens	395,638,914	6,572,274
James R. Ukropina	385,915,658	16,295,530
Douglas C. Yearley	385,987,392	16,223,796

Lockheed Martin Corporation

•	Adopted management’s proposal to approve the Lockheed Martin Corporation 2003 Incentive Performance Award Plan. There were 289,107,231 votes for the proposal, 108,930,964 votes against the proposal and 4,172,993 abstentions.

•	Rejected a stockholder proposal that recommended that the Corporation furnish stockholders with an annual listing of employees and other persons acting on behalf of the Corporation (e.g., consultants) who have served in any governmental capacity in the previous five years. There were 9,416,124 votes for the proposal, 329,397,530 votes against the proposal, 15,246,379 abstentions and 48,151,155 broker non-votes.

•	Rejected a stockholder proposal that recommended that the Board of Directors redeem any poison pill previously issued (if applicable) and not adopt or extend any poison pill unless such adoption or extension has been submitted to a shareholder vote. There were 156,699,943 votes for the proposal, 193,172,304 votes against the proposal, 4,305,360 abstentions and 48,033,581 broker non-votes.

•	Rejected a stockholder proposal that recommended that the Board of Directors provide within six months of the annual meeting, a comprehensive report on the Corporation’s foreign sales of weapons-related products and services, including offset agreements. There were 11,290,282 votes for the proposal, 326,826,521 votes against the proposal, 15,843,235 abstentions and 48,251,150 broker non-votes.

•	Rejected a stockholder proposal that recommended that the Board of Directors adopt a policy stating that the public accounting firm retained by the Corporation to provide audit services, or any affiliated company, should not also be retained to provide any management consulting services to the Corporation. There were 38,839,439 votes for the proposal, 310,846,342 votes against the proposal, 4,374,255 abstentions and 48,151,152 broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3	Bylaws of Lockheed Martin Corporation, as amended

Amended Section 3.02 of the Bylaws to change the name of the Finance Committee to the “Strategic Affairs and Finance Committee” and revise its functions accordingly

Exhibit 10.1

Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to the Corporation’s 2003 Annual Proxy filed with the Securities and Exchange Commission on Schedule 14A on March 14, 2003)

Lockheed Martin Corporation

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2003

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed in the first quarter of 2003.

1. Current report on Form 8-K filed on January 16, 2003.

The Corporation filed information concerning the change in reporting of its business segments.

(c)	Reports on Form 8-K filed subsequent to the first quarter of 2003.

1. Current report on Form 8-K filed on April 22, 2003.

The Corporation furnished information contained in its press release dated April 22, 2003 related to the Corporation’s financial results for quarter ended March 31, 2003.

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: May 8, 2003	by:	/s/ Rajeev Bhalla
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Lockheed Martin Corporation

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ Vance D. Coffman
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Lockheed Martin Corporation

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ Christopher E. Kubasik
Christopher E. Kubasik Senior Vice President and Chief Financial Officer