Form 10-Q
period 2003-06-30
LOCKHEED MARTIN CORP
filed 2003-08-07
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003             Commission file number 1-11437

LOCKHEED MARTIN CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52-1893632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6801 ROCKLEDGE DRIVE, BETHESDA, MD	20817
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003
Common stock, $1 par value	450,871,741

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

INDEX (continued)

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Rule 13a-14(a) Certification of Vance D. Coffman

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Vance D. Coffman

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions, except per share data)
Net sales	$7,709	$6,290	$14,768	$12,256
Cost of sales	7,299	5,807	13,886	11,335

Earnings from operations	410	483	882	921
Other income and expenses, net	60	43	93	79

	470	526	975	1,000
Interest expense	119	145	259	293

Earnings from continuing operations before income taxes	351	381	716	707
Income tax expense	109	30	224	132

Earnings from continuing operations	242	351	492	575
Discontinued operations	—	(12)	—	(18)

Net earnings	$242	$339	$492	$557

Earnings (loss) per common share:
Basic:
Continuing operations	$0.54	$0.79	$1.10	$1.30
Discontinued operations	—	(0.03)	—	(0.04)

	$0.54	$0.76	$1.10	$1.26

Diluted:
Continuing operations	$0.54	$0.78	$1.09	$1.28
Discontinued operations	—	(0.03)	—	(0.04)

	$0.54	$0.75	$1.09	$1.24

Cash dividends declared per common share	$0.12	$0.11	$0.24	$0.22

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2003	2002
	(In millions)
Operating Activities:
Net earnings	$492	$557
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	224	209
Amortization of contract intangibles	63	63
Changes in operating assets and liabilities:
Receivables	244	494
Inventories	159	33
Accounts payable	65	(270)
Customer advances and amounts in excess of costs incurred	(176)	66
Other	318	396

Net cash provided by operating activities	1,389	1,548

Investing Activities:
Expenditures for property, plant and equipment	(202)	(261)
Short-term investments	(229)	—
Acquisitions / investments in affiliated companies	(219)	(86)
Proceeds from divestitures of affiliated companies	—	81
Other	7	25

Net cash used for investing activities	(643)	(241)

Financing Activities:
Repayments related to long-term debt	(1,209)	(76)
Repurchases of common stock	(279)	—
Issuances of common stock	22	385
Common stock dividends	(109)	(99)

Net cash (used for) provided by financing activities	(1,575)	210

Net (decrease) increase in cash and cash equivalents	(829)	1,517
Cash and cash equivalents at beginning of period	2,738	912

Cash and cash equivalents at end of period	$1,909	$2,429

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheet

	June 30, 2003	December 31, 2002
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$1,909	$2,738
Short-term investments	229	—
Receivables	3,405	3,655
Inventories	2,054	2,250
Deferred income taxes	1,284	1,277
Other current assets	705	706

Total current assets	9,586	10,626

Property, plant and equipment, net	3,259	3,258
Investments in equity securities	1,079	1,009
Intangible assets related to contracts and programs acquired	752	814
Goodwill	7,380	7,380
Other assets	2,739	2,671

	$24,795	$25,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,167	$1,102
Customer advances and amounts in excess of costs incurred	4,366	4,542
Salaries, benefits and payroll taxes	1,178	1,272
Income taxes	223	107
Current maturities of long-term debt	164	1,365
Other current liabilities	1,365	1,433

Total current liabilities	8,463	9,821

Long-term debt	6,075	6,217
Post-retirement benefit liabilities	1,525	1,480
Pension liabilities	814	651
Other liabilities	1,827	1,724

Stockholders’ equity:
Common stock, $1 par value per share	450	455
Additional paid-in capital	2,608	2,796
Retained earnings	4,645	4,262
Unearned ESOP shares	(33)	(50)
Accumulated other comprehensive loss	(1,579)	(1,598)

Total stockholders’ equity	6,091	5,865

	$24,795	$25,758

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2003

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the quarter and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2003 presentation.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. The Corporation’s pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions, except per share data)
Net earnings:
As reported	$242	$339	$492	$557
Fair value-based compensation cost, net of taxes	(16)	(17)	(30)	(33)

Pro forma net earnings	$226	$322	$462	$524

Basic earnings per share:
As reported	$0.54	$0.76	$1.10	$1.26
Pro forma	0.50	0.72	1.03	1.18

Diluted earnings per share:
As reported	$0.54	$0.75	$1.09	$1.24
Pro forma	0.50	0.72	1.02	1.17

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions, except per share data)
Net earnings:
Earnings from continuing operations	$242	$351	$492	$575
Discontinued operations – results of operations	—	(12)	—	(18)

Net earnings for basic and diluted computations	$242	$339	$492	$557

Average common shares outstanding:
Average number of common shares outstanding for basic computations	445.3	444.5	447.1	441.0
Dilutive stock options – based on the treasury stock method	3.4	8.0	3.5	7.6

Average number of common shares outstanding for diluted computations	448.7	452.5	450.6	448.6

Earnings (loss) per common share:
Basic:
Continuing operations	$0.54	$0.79	$1.10	$1.30
Discontinued operations	—	(0.03)	—	(0.04)

	$0.54	$0.76	$1.10	$1.26

Diluted:
Continuing operations	$0.54	$0.78	$1.09	$1.28
Discontinued operations	—	(0.03)	—	(0.04)

	$0.54	$0.75	$1.09	$1.24

NOTE 4 – INVENTORIES

	June 30, 2003	December 31, 2002
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$6,027	$6,221
Less customer advances and progress payments	(4,237)	(4,272)

	1,790	1,949
Other inventories	264	301

	$2,054	$2,250

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Work in process inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $283 million and $391 million at June 30, 2003 and December 31, 2002, respectively. In addition, work in process inventories included amounts advanced to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of $57 million and $61 million at June 30, 2003 and December 31, 2002, respectively, for the development and purchase, subject to certain conditions, of RD-180 booster engines used for Atlas launch vehicles.

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

Although this provisional standard does not create any legally enforceable requirements for the Corporation at this time, the Corporation has developed a preliminary remediation plan that would meet the provisional standard if it were to become final. Because this plan entails a long lead-time for implementation, the Corporation has begun implementing this plan and has recognized the increased costs that are associated with the plan. The consolidated balance sheet at June 30, 2003 includes a liability of approximately $185 million representing the Corporation’s current estimate of the remaining expenditures necessary to implement remediation and other work required at the site. As at other sites, the Corporation is pursuing claims against other potentially

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

responsible parties (PRPs), including the U.S. Government, for contribution to site clean-up costs.

The Corporation has been conducting remediation activities to address soil and groundwater contamination by chlorinated solvents at its former operations in Great Neck, New York which it acquired as part of its acquisition of Loral Corporation in 1996. This work is being done pursuant to a series of orders and agreements with the New York State Department of Environmental Conservation beginning with a 1991 administrative order entered by Unisys Tactical Defense Systems, a predecessor company at the site. The remediation work associated with this site includes work performed on the site itself, as well as implementation of an interim remedial measure intended to address an off-site plume of groundwater contamination. Total projected future costs for the site are estimated to be approximately $70 million through 2025. This amount is included as a liability in the consolidated balance sheet at June 30, 2003. As at other sites, the Corporation is pursuing claims against other PRPs, including the U.S. Government, for contribution to site clean-up costs.

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

The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and water contamination. The extent of the Corporation’s financial exposure cannot in all cases be reasonably determined at this time. In addition to the amounts with respect to the Redlands, Great Neck, Burbank and Glendale sites described above, a liability of approximately $130 million for the other properties (including current operating facilities and certain sites related to facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded.

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

In 2001, the Court of Federal Claims granted the DoE’s motion to dismiss the Corporation’s complaint, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with jurisdiction over the dispute. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court of Federal Claims. The Corporation did not appeal the decision further and will continue to pursue remedies in the Idaho proceeding, for which the trial began on August 5, 2003.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

In the second quarter of 2003, the Corporation filed a Form 8-K (as amended on July 22, 2003) to report the formation of Integrated Systems and Solutions (ISS), a new business segment. ISS was formed by combining two existing Lockheed Martin operating companies – Mission Systems (which was previously reported in the Systems Integration business segment) and Management & Data Systems (which was previously reported in the Space Systems business segment), along with the Corporation’s Advanced Concepts organization. This new business segment will leverage the Corporation’s existing and emerging capabilities to address customers’ growing needs for integrated, network-centric solutions. With the formation of ISS, the Systems Integration business segment has been renamed Electronic Systems. The Aeronautics and Technology Services business segments were unaffected by these changes.

The Corporation operates in five principal business segments: Aeronautics, Electronic Systems, Space Systems, ISS, and Technology Services. In the following tables of financial data, the total of the operating results of the principal business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate (expense) income, net” includes the FAS/CAS adjustment related to pensions (see discussion below), earnings and losses from equity investments (mainly telecommunications), interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities. For financial statement captions other than “Operating profit,” all activities other than those pertaining to the principal business segments are included in “Other.”

The FAS/CAS adjustment represents the difference between pension costs calculated and funded in accordance with Cost Accounting Standards (CAS), which are reflected in the business segment results, and pension expense or income calculated for financial reporting purposes under generally accepted accounting principles in accordance with FAS 87, “Employers’ Accounting for Pensions.” CAS is a major factor for determining pension funding requirements for the Corporation, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of the Corporation’s segments only include pension expense as determined and funded in accordance with CAS rules.

The following segment information has been reclassified from amounts previously reported to reflect the Corporation’s current business segments consistent with the Form 8-K/A filed on July 22, 2003. The reclassification did not result in any changes to the historical operating results in total for the Corporation.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Net sales
Aeronautics	$2,405	$1,547	$4,493	$2,881
Electronic Systems	2,174	2,037	4,155	3,911
Space Systems	1,544	1,243	3,072	2,632
Integrated Systems & Solutions	810	748	1,582	1,443
Technology Services	772	711	1,459	1,381

Total business segments	7,705	6,286	14,761	12,248
Other	4	4	7	8

Total	$7,709	$6,290	$14,768	$12,256

Operating profit
Aeronautics	$162	$110	$307	$202
Electronic Systems	211	196	394	387
Space Systems	101	64	205	142
Integrated Systems & Solutions	67	74	139	124
Technology Services	51	41	99	78

Total business segments	592	485	1,144	933
Unallocated Corporate (expense) income, net (a)	(122)	41	(169)	67

Total	$470	$526	$975	$1,000

Intersegment revenue (b)
Aeronautics	$7	$6	$16	$13
Electronic Systems	130	76	238	135
Space Systems	29	39	60	49
Integrated Systems & Solutions	118	63	233	120
Technology Services	184	184	399	372

Total business segments	468	368	946	689
Other	20	8	38	40

Total	$488	$376	$984	$729

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	June 30, 2003	December 31, 2002
	(In millions)
Customer advances and amounts in excess of costs incurred
Aeronautics	$2,248	$2,408
Electronic Systems	908	816
Space Systems	1,117	1,238
Integrated Systems & Solutions	69	57
Technology Services	22	19

Total business segments	4,364	4,538
Other	2	4

Total	$4,366	$4,542

Assets
Aeronautics	$2,786	$2,835
Electronic Systems	8,450	8,697
Space Systems	2,882	3,147
Integrated Systems & Solutions	2,086	2,070
Technology Services	1,737	1,634

Total business segments	17,941	18,383
Other(c)	6,854	7,375

Total	$24,795	$25,758

(a)	Unallocated Corporate (expense) income, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
FAS/CAS adjustment	$(68)	$ 55	$(140)	$ 105
Other	(54)	(14)	(29)	(38)

	$(122)	$ 41	$(169)	$ 67

(b)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above.
(c)	Assets primarily include cash, investments and deferred income taxes.

NOTE 7 – OTHER

In the second quarter of 2003, the Corporation recorded a charge, net of state income tax benefits, of $41 million related to its decision to exit the commercial mail sorting business. The charge, which related primarily to the impairment of assets of the business, reduced net earnings by $27 million ($0.06 per diluted share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Also in the second quarter of 2003, the Corporation acquired ORINCON Corporation International, a privately held defense and information technology company, whose operations will be combined with the Integrated Systems and Solutions segment. The acquisition was not material to the Corporation’s consolidated results of operations, financial position or cash flows.

As of the end of 2002, the global telecommunications services businesses identified for divestiture in 2001 had been sold, except for Lockheed Martin Intersputnik (LMI). The Corporation reached an agreement to sell LMI in the third quarter of 2002; however, in April 2003, the agreement was terminated. The Corporation is continuing to treat LMI as a discontinued operation, as it is still holding and actively marketing the business for sale. The operating results of LMI had no impact on the statement of earnings for the first six months of 2003. LMI is carried at estimated fair value less cost to sell at June 30, 2003, and its assets and liabilities, which represented less than 1% of the Corporation’s consolidated assets and liabilities, respectively, were included in the balance sheet in other current assets and other current liabilities. Changes in the estimated fair value of LMI will be recorded in the future if appropriate.

In 2003, the Corporation issued irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. This amount was included in current maturities of long-term debt on the Corporation’s balance sheet at December 31, 2002. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which were repaid on March 15, 2003. The second notice was for $150 million of 7.75% debentures due on April 15, 2023, which were repaid on April 15, 2003. The Corporation recorded a loss in the first quarter of 2003, net of state income tax benefits, of $19 million in other income and expenses related to the early repayment of the $450 million of debt. The loss reduced net earnings for the six months ended June 30, 2003 by $13 million ($0.03 per diluted share).

In December 2002, the Corporation recorded a charge, net of state income tax benefits, of $163 million related to its investment in Space Imaging, LLC and its guarantee of up to $150 million of Space Imaging’s borrowings under a credit facility. At December 31, 2002, the Corporation’s balance sheet included $150 million in current maturities of long-term debt representing the estimated obligation under the guarantee. On March 31, 2003, Lockheed Martin paid $130 million to acquire Space Imaging’s outstanding borrowings under Space Imaging’s credit facility, and the guarantee was eliminated. The Corporation therefore reversed in the first quarter of 2003, net of state income taxes, approximately $19 million of the charge recorded in December 2002, representing the unutilized portion of the credit facility covered by the Corporation’s guarantee. This gain increased net earnings for the six months ended June 30, 2003 by $13 million ($0.03 per diluted share). The $130 million is included in investing activities on the statement of cash flows for the period ended June 30, 2003.

In the second quarter of 2002, the Corporation settled a research and development (R&D) tax credit claim and received a refund of $117 million for the years 1982 through 1988. The settlement increased earnings from continuing operations for the quarter and

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

six months ended June 30, 2002 by $90 million ($0.20 per diluted share) and was recorded as a reduction of the Corporation’s second quarter income tax expense.

The Corporation made federal and foreign income tax payments, net of refunds received, of $65 million for the six months ended June 30, 2003, and received net federal and foreign income tax refunds, including the R&D tax credit refund discussed above, of $150 million for the same period in 2002.

The Corporation’s total interest payments were $284 million and $293 million for the six months ended June 30, 2003 and 2002, respectively.

The Corporation’s short-term investments principally include U.S. Government obligations and corporate debt securities. All short-term investments are classified as available-for-sale and therefore are reported at fair value, generally based on quoted market prices. Unrealized gains and losses are excluded from earnings and included in other comprehensive income, net of income taxes. Certain of the investments have maturity dates that extend beyond one year. However, the Corporation has classified all investments as short-term, as they are available to sell to meet current operating, capital expenditure and debt service requirements, as well as discretionary investment needs.

The components of comprehensive income for the three months and six months ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)
Net earnings	$242	$ 339	$492	$557
Other comprehensive income (loss):
Net unrealized gain (loss) from available-for-sale investments	18	(46)	32	(77)
Other	3	6	(13)	(15)

	21	(40)	19	(92)

Comprehensive income	$263	$ 299	$511	$465

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As disclosed in its 2002 Annual Report on Form 10-K, on a combined basis, the Corporation’s investments in Intelsat, Space Imaging, United Space Alliance and Americom Asia-Pacific (AAP) accounted for the majority of its total equity method investments at December 31, 2002 and equity earnings (losses) recorded for the year then ended. In June 2003, the Corporation sold its investment in AAP. The sale did not have a material impact on the Corporation’s results of operations, financial position or cash flows. Summarized statement of operations information for these investees for the period ended June 30, 2003 on a combined basis is as follows: net sales of $1.4 billion; net earnings of $153 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lockheed Martin Corporation

June 30, 2003

Lockheed Martin Corporation is involved in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. As a lead systems integrator, our products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems, including integrated network-centric solutions. We have customers in both domestic and international defense and commercial markets. Our principal customers are agencies of the U.S. Government. Our main areas of focus are in the defense, space, homeland security, and government/civil information technology markets. The following discussion should be read along with our 2002 Annual Report on Form 10-K, the Form 8-K/A that we filed on July 22, 2003, and the unaudited condensed consolidated financial statements included in this

Form 10-Q.

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

Continuing Operations

Net sales for the second quarter of 2003 were $7.7 billion, a 23% increase over the second quarter 2002 sales of $6.3 billion. Net sales for the first six months of 2003 were $14.8 billion, a 20% increase over the $12.3 billion recorded in the comparable 2002 period. Sales increased in all business segments during the quarter and six months ended June 30, 2003 from the comparable 2002 periods.

Operating profit (earnings before interest and taxes) for the second quarter of 2003 was $470 million, a decrease of 11% from the $526 million recorded in the comparable 2002 period. Operating profit for the six months ended June 30, 2003 was $975 million, a decrease of 3% from the $1.0 billion recorded in the comparable 2002 period.

Business segment operating profit increased in all business segments, except Integrated Systems & Solutions, during the quarter and in all five business segments during the six months ended June 30, 2003. On a consolidated basis, increases in “Unallocated Corporate (expense) income, net” offset the higher operating profit recognized in the business segments during the quarter and six-month periods ended June 30, 2003.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the quarter and six months ended June 30, 2003, the items in the table below, among other things, were included in “Unallocated Corporate (expense) income, net” (see the related Discussion of Business Segments below).

	Operating profit (loss)	Net earnings (loss)	Earnings (loss) per diluted share
	(In millions, except per share data)
Quarter ended June 30, 2003
Charge related to our exit from the commercial mail sorting business(a)	$(41)	$(27)	$(0.06)

Six months ended June 30, 2003
Charge related to our exit from the commercial mail sorting business(a)	$(41)	$(27)	$(0.06)
Loss on early repayment of debt(b)	(19)	(13)	(0.03)
Gain on partial reversal of Space Imaging, LLC guarantee(c)	19	13	0.03

	$(41)	$(27)	$(0.06)

Quarter and six months ended June 30, 2002
None	$—	$—	$—

(a)	In the second quarter of 2003, we recorded a $41 million charge related to our decision to exit the commercial mail sorting business.
(b)	In the first quarter of 2003, we recognized a loss of $19 million associated with our decision to call and prepay $300 million of 7.875% debentures and $150 million of 7.75% debentures, each of which were originally due 2023.
(c)	In the first quarter of 2003, we recognized a gain on the partial reversal of the $150 million fourth quarter 2002 charge related to the guarantee of our share of Space Imaging, LLC’s credit facility. On March 31, 2003, we paid $130 million when Space Imaging’s borrowings under the credit facility came due. The difference of $20 million ($19 million after state tax), which represented the unutilized portion of the guarantee, was reversed and the guarantee eliminated.

Interest expense for the second quarter and six months ended June 30, 2003 was $119 million and $259 million, respectively, $26 million and $34 million lower than the comparable periods in 2002 primarily as a result of the reduction in our long-term debt.

The effective income tax rates for the quarter and six months ended June 30, 2003 were 31.1% and 31.3%, respectively. The tax benefit from the charge to exit the commercial mail sorting business reduced the effective rate by 0.4% during the quarter and by 0.2% for the first six months of 2003. The effective rates for both periods in 2003 were also lower than the statutory rate of 35% due to tax benefits related to export sales and the realization of tax savings initiatives.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The effective income tax rates for the quarter and six months ended June 30, 2002 were 7.9% and 18.7%, respectively. These rates included the benefit of the settlement of the research and development (R&D) tax credit claim which decreased second quarter 2002 income tax expense by $90 million and the effective rates by 23.6% and 12.7% for the quarter and six month periods, respectively. The effective rates for both periods in 2002 were also lower than the statutory rate of 35% due to tax benefits related to export sales and the realization of tax savings initiatives.

Earnings from continuing operations for the second quarter of 2003 were $242 million ($0.54 per diluted share) compared to $351 million ($0.78 per diluted share) reported in the second quarter of 2002. Earnings from continuing operations for the six months ended June 30, 2003 were $492 million ($1.09 per diluted share) compared to $575 million ($1.28 per diluted share) reported in the comparable 2002 period.

Discontinued Operations

During 2003, the activities of the remaining telecommunications services business held for sale had no impact on earnings. In 2002, the loss from discontinued operations was $12 million, ($0.03 per share) for the second quarter and $18 million ($0.04 per share) for the six months ended June 30, 2002.

Net Earnings

For the second quarters of 2003 and 2002, the Corporation’s net earnings were $242 million ($0.54 per share) and $339 million ($0.75 per share), respectively. For the six month periods, net earnings were $492 million ($1.09 per share) in 2003, and $557 million ($1.24 per share) in 2002.

Discussion of Business Segments

As discussed in Note 6, in the second quarter of 2003, we reported the formation of Integrated Systems and Solutions (ISS), a new business segment. With the formation of ISS, the Systems Integration business segment has been renamed Electronic Systems. The Aeronautics and Technology Services business segments were unaffected by these changes.

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, ISS, and Technology Services. The Aeronautics and Space Systems segments generally include fewer programs that have much larger sales and operating results than programs included in the other segments. Therefore, due to the large number of comparatively smaller programs in the Electronic Systems, ISS, and Technology Services segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments. The following tables of financial information and related discussions of the results of operations of our business segments are consistent

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

with the presentation of segment information in Note 6 to the financial statements in Item 1 of this Form 10-Q.

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions, except percentages)
Net sales	$2,405	$1,547	$4,493	$2,881
Operating profit	$162	$110	$307	$202
Margin	6.7%	7.1%	6.8%	7.0%

Net sales for Aeronautics increased by 55% for the quarter and 56% for the six months ended June 30, 2003 from the 2002 periods, due to growth in the Combat Aircraft and Air Mobility lines of business. Higher volume on the F-35 Joint Strike Fighter development program and the F/A-22 program accounted for $350 million and $180 million of the quarter-over-quarter increase in sales. These factors accounted for $725 million and $285 million, respectively, of the year-over-year increase in sales. F-16 deliveries and other contract activities contributed $230 million to the quarter-over-quarter increase in sales and $385 million to the year-over-year growth in sales. Twelve F-16’s were delivered in the second quarter of 2003, seven more than in the 2002 period. Fifteen F-16’s were delivered in the first half of 2003, five more than in the 2002 period. Increased C-130J deliveries and volume on other programs drove the remaining quarter-over-quarter and year-over-year increases in sales. In the second quarter of 2003, there were four C-130J deliveries as contrasted with three deliveries in the 2002 period. On a year-to-date basis, there were seven C-130J deliveries compared to five deliveries in the 2002 period.

Segment operating profit increased by 47% for the quarter and 52% for the six months ended June 30, 2003 from the 2002 periods. Increases in operating profit of $30 million for the quarter and $65 million for the six-month period are due to higher volume on the F-35 and F/A-22 programs. The remainder of the growth in operating profit over the 2002 periods is attributable to volume changes on other air mobility programs and improved performance on other combat aircraft programs. The increase in C-130J deliveries did not impact operating profit for the comparative periods due to the previously disclosed suspension of earnings recognition on the program. Aeronautics’ margins were lower due to increases in volume on the F-35 and F/A-22 programs, and international F-16 development activities, as well as the impact of increased C-130J deliveries.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions, except percentages)
Net sales	$2,174	$2,037	$4,155	$3,911
Operating profit	$211	$196	$394	$387
Margin	9.7%	9.6%	9.5%	9.9%

Net sales for Electronic Systems increased by 7% for the quarter and 6% for the six months ended June 30, 2003 from the 2002 periods. Electronic Systems operates in three lines of business: Maritime Systems & Sensors (MS2)—formerly Naval Electronics & Surveillance Systems; Missiles & Fire Control (M&FC); and Platform, Training & Transportation Systems (PT&TS). In both the quarter and six-month periods, the increases in sales were attributable to higher volume in MS2 and PT&TS, which were partially offset by declines in M&FC. In MS2, increases of $85 million for the quarter and $100 million for the six-month period over the 2002 periods, were mainly the result of higher volume on surface systems and undersea programs. PT&TS’ sales increased by $80 million in the quarter and $160 million in the first six-months of 2003 over the prior periods due to increased levels of distribution technology and transportation & security systems activities. The MS2 and PT&TS increases were partially offset by lower sales at M&FC of $25 million for the quarter and $15 million for the six-month period, due to the timing of deliveries in its tactical missile programs.

Segment operating profit increased by 8% for the quarter and 2% for the six months ended June 30, 2003, when compared to the 2002 periods. The $15 million increase in operating profit during the second quarter of 2003 was attributable to the combined impact of improved performance at PT&TS and M&FC, as well as volume increases at MS2 primarily on the programs described above. For the first six months of 2003 as compared to 2002, the increase in operating profit was primarily attributable to improved performance at M&FC on tactical missile programs and volume increases at MS2 on undersea programs. The decrease in margins for the year-to-date periods and the relatively flat margins for the quarter resulted from declines in volume on mature production programs and higher volume on development programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions, except percentages)
Net sales	$1,544	$1,243	$3,072	$2,632
Operating profit	$101	$64	$205	$142
Margin	6.5%	5.1%	6.7%	5.4%

Net sales for Space Systems increased 24% for the quarter and 17% for the six months ended June 30, 2003 from the 2002 periods. Space Systems operates in three lines of business: Satellites, Launch Services, and Strategic and Defensive Missile Systems (S&DMS). For the second quarter of 2003, the sales growth over the 2002 period was primarily attributable to an increase of $155 million in Launch Services (mainly due to two additional Atlas launches this quarter and increased Titan activities) and a $140 million increase in Satellites (primarily due to higher volume on government satellite programs).

For the six months ended June 30, 2003, sales increases of $410 million in Satellites and $55 million in S&DMS were partially offset by a $30 million decline in Launch Services. The growth in Satellites is due to higher volume on government satellite programs. The growth in S&DMS is attributable to increases in both fleet ballistic missile and missile defense activities. In Launch Services, there were two Atlas and two Proton launches during the first six months of both 2003 and 2002. Lower prices on this year’s launches resulted in a $60 million decline in sales. This more than offset a $30 million increase in government launch vehicle activities, driven mainly by the Titan program.

Space Systems’ operating profit increased by 58% for the quarter and 44% for the six months ended June 30, 2003 from the 2002 periods. Satellites’ operating profit increased by $40 million for the quarter and by $100 million for the six months ended June 30, 2003 over the 2002 periods mainly due to the volume increases on government satellite programs and improved performance on commercial satellite activities. In Launch Services, increased activities on the Titan program this quarter offset higher Atlas operating losses and the impact of a more profitable Proton launch in the second quarter of 2002. There were two Atlas launches and one Proton launch in the second quarter of 2003, compared to one Proton launch in the 2002 period. For the comparable six-month periods, Launch Services’ operating profit declined $30 million due to higher Atlas operating losses this year and the impact of more profitable Proton launches in 2002, which more than offset a $30 million increase in government launch vehicles, driven mainly by the Titan launch vehicle program.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Integrated Systems & Solutions

ISS’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In millions, except percentages)
Net sales	$810	$748	$1,582	$1,443
Operating profit	$67	$74	$139	$124
Margin	8.3%	9.9%	8.8%	8.6%

Net sales for ISS increased by 8% for the quarter and 10% for the six months ended June 30, 2003 from the 2002 periods. For both the quarter and six-month periods, the sales increases are primarily attributable to a higher volume of classified and information assurance activities.

Segment operating profit decreased by 9% for the quarter and increased by 12% for the six months ended June 30, 2003 from the comparable 2002 periods. The decline for the quarter is mainly due to the recognition of contract performance improvements in the second quarter of 2002. For the six-month period, the increase in operating profit was primarily attributable to higher volume on the activities described above.

Technology Services

Technology Services’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In millions, except percentages)
Net sales	$772	$711	$1,459	$1,381
Operating profit	$51	$41	$99	$78
Margin	6.6%	5.8%	6.8%	5.6%

Net sales for Technology Services increased by 9% for the quarter and 6% for the six months ended June 30, 2003 from the 2002 periods. Technology Services operates in four lines of business: Information Technology, Military Services, NASA, and Energy.

For the quarter, the increase in sales was primarily attributable to a $60 million growth in volume in the Information Technology and Military Services lines of business. The sales increase for the six-month period is mainly the result of increased volume totaling $90 million in Military Services and Information Technology, which more than offset lower sales volume of $10 million on NASA programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Segment operating profit increased by 24% for the quarter and 27% for the six months ended June 30, 2003 from the 2002 periods. In both periods the operating profit increased mainly due to higher volume and margins in Information Technology.

Unallocated Corporate (Expense) Income, Net

The following table shows the components of Unallocated Corporate (expense) income, net (for a discussion of the FAS/CAS adjustment and other types of items included in Unallocated Corporate (expense) income, see Note 6 to the financial statements in this Form 10-Q):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In millions, except percentages)
FAS/CAS adjustment	$(68)	$ 55	$(140)	$105
Other	(54)	(14)	(29)	(38)

	$(122)	$ 41	$(169)	$ 67

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS (expense) income, and the FAS/CAS adjustment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In millions, except percentages)
FAS 87 (expense) income	$(117)	$ 35	$(225)	$ 67
CAS funding and expense	(49)	(20)	(85)	(38)

FAS/CAS adjustment – (expense) income	$(68)	$ 55	$(140)	$105

The quarter-to-quarter change in the FAS/CAS adjustment is due to our reporting FAS pension expense in 2003 versus FAS pension income in the prior year. We disclosed in our 2002 Form 10-K that we were projecting a substantial amount of pension expense, as well as a substantial increase in CAS funding, for 2003. The amounts of FAS 87 expense and CAS funding recorded in the first half of 2003 represent about 45% to 50% of the total amounts we expect to record for the full year. We are currently projecting that both the FAS 87 expense and CAS funding for 2004 will increase substantially over 2003 levels, though the actual amounts will not be finalized until the end of 2003 and will depend on current market conditions as well as our judgments in selecting assumptions, funding strategies, changes in interest rates and equity market performance.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The change in “Other” unallocated Corporate (expense) income, net between the six-month periods is primarily due to the impact of the decrease in our stock price, which lowered our stock-based compensation programs’ obligations.

LIQUIDITY AND CAPITAL RESOURCES

During the six-months ended June 30, 2003, $1.4 billion of cash was provided by operating activities, compared to $1.5 billion during the comparable 2002 period. Each period includes the impact of earnings from continuing operations, adjusted for non-cash depreciation and amortization, and changes in operating assets and liabilities.

Net cash used for investing activities during the first six months of 2003 was $643 million as compared to $241 million used during the comparable 2002 period. Investing activities for 2003 included $229 million used for short-term investments; a $130 million payment related to the Space Imaging guarantee (see related discussion below); and net payments totaling approximately $75 million related to the second quarter 2003 acquisition of ORINCON Corporation International and the 2001 acquisition of OAO Corporation, net of proceeds from property dispositions. Additions to property, plant and equipment amounted to $202 million in 2003. Investing activities for 2002 included the receipt of $106 million in proceeds from the March 2002 sale of COMSAT Mobile Communications and property dispositions, offset by a $76 million payment related to the 2001 acquisition of OAO Corporation and $10 million in other investing activities. Additions to property, plant and equipment amounted to $261 million in 2002.

Net cash used by financing activities during the first six-months of 2003 was $1.6 billion as compared to $210 million provided by financing during the comparable 2002 period. The 2003 amount included $740 million for scheduled debt repayments, $469 million in debt prepayments and an associated prepayment premium (see related discussion below), $279 million for the repurchase of 6.3 million shares of common stock and $109 million in dividend payments. These outflows more than offset proceeds of $22 million from the issuance of common stock, primarily from the exercise of employee stock options. The 2002 amount included $385 million in proceeds from the issuance of common stock, primarily from the exercise of employee stock options, partially offset by $99 million in dividend payments and $76 million in net debt repayments.

Total debt decreased by $1.3 billion during the first six months of 2003 from approximately $7.6 billion at December 31, 2002. This decrease was mainly attributable to scheduled debt repayments, debt prepayments as well as the resolution of our guarantee of Space Imaging, LLC’s credit facility (see related discussion below). Total stockholders’ equity was $6.1 billion at June 30, 2003, an increase of $226 million from the December 31, 2002 balance. This increase resulted from net earnings of $492 million, employee stock option and ESOP activities of $103 million and other comprehensive income of $19 million, partially offset by stock repurchases of $279 million and dividend payments of $109 million. Our ratio of total debt to capitalization improved from the 56 percent reported at December 31, 2002 to 51 percent at June 30,

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

2003. At June 30, 2003, we held cash and cash equivalents of approximately $1.9 billion and had short-term investments of $229 million.

At June 30, 2003, we had in place a $1.5 billion revolving credit facility; no borrowings were outstanding. This credit facility will expire in November 2006.

On August 6, 2003, we announced that we intend to conduct a private offering of convertible debentures. On August 6, 2003, we also announced a tender offer to purchase for cash any and all of our outstanding 7.25% Notes due May 15, 2006 and 8.375% Debentures due June 15, 2024. Prior to commencement of the tender offer, there was $1.15 billion in aggregate principal amount of those debt securities outstanding. Our purchase of the debt securities would result in a loss on the early repayment of debt in the third quarter of 2003, and in a reduction in our interest expense in future periods, based on the results of the tender offer. We intend to retire the debt securities either from our current cash reserves, using the proceeds of the convertible debentures offering, or a combination of both.

In 2003, we issued irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. This amount was included in current maturities of long-term debt on our balance sheet at December 31, 2002. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which we repaid on March 15, 2003. The second notice was for $150 million of 7.75% debentures due on April 15, 2023, which we repaid on April 15, 2003. We recorded a loss, net of state income tax benefits, of $19 million in other income and expenses related to the early repayment of the $450 million of debentures. The loss reduced first quarter 2003 net earnings by $13 million ($0.03 per diluted share).

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

Cash and cash equivalents, short-term investments, internally generated cash flow from operations and other available financing resources, including those described above, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as discretionary investment needs, during the next twelve months. Consistent with our desire to generate cash to reduce debt and invest in our core businesses, we expect that, depending on prevailing financial, market and economic conditions, we will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

In July 2003, Loral Space & Communications, Ltd. (Loral) announced that it had reached agreement to sell its six North American telecommunications satellites to Intelsat, Ltd. In conjunction with and as a precondition to this sale, Loral and certain of its subsidiaries also filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At June 30, 2003, we held an approximate 10% interest in Loral and 24% interest in Intelsat. Subsequent to June 30, 2003, we sold our ownership interest in Loral. We are also an unsecured creditor of Loral in the bankruptcy proceeding. Loral has made a claim that they are entitled to a refund of payments made to us under various terminated launch service contracts. We believe that the claim is without merit and that we are entitled to retain the amounts under the terms of the contracts. We do not expect that these events will have a material impact on our results of operations, financial position or cash flows.

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

ADVANCES TO RUSSIAN MANUFACTURERS

In 1992, we entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). We own 51% of LKEI. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with Lockheed Martin and LKEI each holding a 50% ownership. ILS was formed to market commercial Atlas and Proton launch services around the world. We consolidate the results of operations of LKEI and ILS into our financial statements. Contracts for launch

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

services usually require substantial advances from the customer before the launch. Advances received from customers for Proton launch services not yet provided totaled $292 million at June 30, 2003 and $412 million at December 31, 2002, and were included as a liability on our balance sheet in the caption customer advances and amounts in excess of costs incurred.

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at June 30, 2003 and December 31, 2002, net of reserves recorded in the fourth quarter of 2002, were $283 million and $391 million, respectively. Our ability to realize these amounts may be affected by the continuing overcapacity in the launch vehicle market, Khrunichev’s ability to provide the launch services and the political environment in Russia. Through the end of June 2003, launch services through LKEI and ILS have been provided according to contract terms.

We have entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of RD-180 booster engines for use in our Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $57 million of payments made under this agreement for engines not yet delivered were included in inventories at June 30, 2003 ($61 million at December 31, 2002).

OTHER MATTERS

On July 24, 2003, the U.S. Air Force made a public announcement that indicated that our competitor in the Evolved Expendable Launch Vehicle competition had violated the Procurement Integrity Act. As a result of that determination, the Air Force reassigned 7 launch vehicles from the initial competition (referred to as “Buy 1”) to Lockheed Martin and removed Lockheed Martin’s exclusion from west coast launches. At the same time, the Air Force assigned Lockheed Martin 3 new west coast launches. These launches are expected to occur over the 2005 through 2009 time period. Contractual terms and conditions related to this determination have not yet been finalized with the Air Force.

On August 1, 2003, the Corporation and ACS, Inc. announced that we had entered into two definitive agreements whereby we will acquire ACS’s federal government information technology (IT) business, and ACS will concurrently acquire our commercial

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

IT business. Completion of the transactions is expected to result in net cash payments from us to ACS of approximately $550 million. The transactions, which are subject to regulatory approvals and satisfaction of other closing conditions, are expected to close in the fourth quarter of 2003. Each transaction is also conditioned on the other transaction closing. Revenues for ACS’s federal government IT business for the fiscal year ended June 30, 2003 were approximately $700 million, and revenues for our commercial IT business for the fiscal year ended December 31, 2002 were approximately $300 million.

As of the end of 2002, the global telecommunications services businesses identified for divestiture in 2001 had been sold, except for Lockheed Martin Intersputnik (LMI). We reached an agreement to sell LMI in the third quarter of 2002; however, in April 2003, the agreement was terminated. We are continuing to treat LMI as a discontinued operation, as we are still holding and actively marketing the business for sale. The operating results of LMI had no impact on the statement of earnings for the second quarter of 2003. LMI is carried at estimated fair value less cost to sell at June 30, 2003, and its assets and liabilities, which represented less than 1% of our consolidated assets and liabilities, respectively, were included in our balance sheet in other current assets and other current liabilities. Changes in the estimated fair value of LMI will be recorded in the future if appropriate.

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

As described in Note 5 to the financial statements, we are continuing to pursue recovery of a significant portion of the unanticipated costs we incurred for a $180 million fixed-price contract with the U.S. Department of Energy (DoE) for the remediation of waste found in Pit 9. We have been unsuccessful to date in reaching agreement with the DoE on cost recovery or other contract restructuring matters. In 1998, the management contractor for the project, a wholly-owned subsidiary of ours, at the DoE’s direction, terminated the Pit 9 contract for default. We sued the DoE in the U.S. Court of Federal Claims seeking to overturn the default termination and to recover our costs. The management contractor, at the DoE’s direction, sued us in the U.S. District Court in Idaho seeking, among other things, recovery of about $54 million previously paid to us under the contract. We filed counterclaims, again seeking to overturn the default termination and recover our costs. In 2001, the Court of Federal Claims dismissed our lawsuit against the DoE, finding that we lacked privity of contract with the DoE. On

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the dismissal. We did not appeal the decision further and will continue to pursue our remedies in the Idaho proceeding, for which the trial began on August 5, 2003.

Lockheed Martin Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include short-term investments and fixed-rate long-term debt. Our long-term debt obligations are generally not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates. At the end of the second quarter of 2003, we had agreements in place to swap fixed interest rates on approximately $320 million of our long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed-rate debt instruments. At June 30, 2003, the fair values of interest rate swap agreements outstanding were not material. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. The interest rate swaps create a market exposure to changes in the LIBOR rate. To the extent that the LIBOR index on which the swaps are based increases or decreases by 1%, our interest expense would increase or decrease by $3 million on a pretax basis. Changes in swap rates would affect the market value of the agreements, but those changes in value would be offset by changes in value of the underlying debt obligations. A 1% rise in swap rates from those prevailing at June 30, 2003 would result in a decrease in market value of approximately $7 million. A 1% decline would increase the market value by a like amount.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At June 30, 2003, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. We do not hold or issue derivative financial instruments for trading purposes.

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

At June 30, 2003, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. Numerous factors, including potentially the following factors, could affect the Corporation’s forward-looking statements and actual performance: the ability to obtain or the timing of obtaining future government awards; the availability of government funding and customer requirements both domestically and internationally; changes in government or customer priorities due to program reviews or revisions to strategic objectives (including changes in priorities in response to terrorist threats or to improve homeland security); difficulties in developing and producing operationally advanced technology systems; the level of returns on pension and retirement plan assets; charges from any future FAS 142 reviews related to impairment of goodwill; the competitive environment; economic, business and political conditions both domestically and internationally; program performance (including performance issues with key suppliers and subcontractors); the timing of contract payments; the timing and customer acceptance of product deliveries and launches; the termination of programs or contracts for convenience by customers; the ability to achieve savings through cost-cutting and other financial management programs; government import and export policies; the ability to procure insurance to cover operational and contractual risks, including launch and satellite failures, on commercially reasonable terms; and the outcome of contingencies (including completion of acquisitions and divestitures, litigation and environmental remediation efforts).

The Corporation’s ability to monetize assets or the business remaining in discontinued operations will depend upon market and economic conditions, and other factors, and may require receipt of regulatory or governmental approvals. Realization of the value of the Corporation’s investments in equity securities, or related equity earnings for a given period, may be affected by an investee’s ability to obtain adequate funding and execute its business plan, general market conditions, industry considerations specific to the investee’s business, and/or other factors.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and

Lockheed Martin Corporation

Forward-Looking Statements” on pages 19 through 20 and pages 23 through 28, respectively, of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 32 of this Form 10-Q; and “Note 5 – Contingencies” and “Note 7 – Other” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 10 through 12 and pages 15 through 18, respectively, of this Form 10-Q; and Part II – Item 1, “Legal Proceedings” on pages 37 through 38 of this Form 10-Q.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 5—Contingencies on page 10 through page 12 and “Other Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on pages 30 through 32 of this Form 10-Q.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

On May 31, 2003, the Department of Justice filed a notice of election to intervene partially in two civil lawsuits filed in the United States District Court for the Western

Lockheed Martin Corporation

District of Kentucky under the qui tam provisions of the Civil False Claims Act: United States ex rel. Natural Resources Defense Council, et al. v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et. al. The original qui tam complaints allege, among other things, that the defendants failed to comply with environmental regulations in connection with the management of the Paducah Gaseous Diffusion Plant in Paducah, Kentucky.

On June 10, 2003, we filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against The Boeing Company and three individuals. The complaint alleges that the defendants and others violated the Racketeer Influenced and Corrupt Organizations (RICO) Act, the Procurement Integrity Act, and other Federal and state laws by unlawfully soliciting, acquiring and using our proprietary information during the competition for awards under the U.S. Air Force’s Evolved Expendable Launch Vehicle (EELV) program. The complaint seeks monetary damages, return of our proprietary documents and injunctive relief prohibiting further violations by the defendants. For additional information regarding the EELV program and the Air Force’s recent decision to reallocate additional launches to the Corporation, see the discussion under the caption “Other Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

As previously reported, in a lawsuit filed against us in the United States District Court for the Northern District of California, Space Systems/Loral alleges that our series 3000, 4000, 5000 and 7000 satellites, as well as our A2100 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. On March 19, 2003, the court granted our motion for summary judgment ruling that the Space Systems/Loral patent was invalid. However, on July 15, 2003, the court granted Space Systems/Loral’s request for leave to file a motion for reconsideration of the court’s order granting our summary judgment motion.

On July 28, 2003, BAE SYSTEMS North America, Inc. and BAE SYSTEMS Information and Electronic Systems Integration, Inc. filed a lawsuit against us in the Chancery Court for New Castle County in Delaware, seeking damages of not less than $40 million. BAE seeks indemnification from us for BAE’s payment of a civil judgment entered in 2001 and related costs arising from a lawsuit involving one of the Aerospace Electronics Systems businesses purchased by BAE from us in November 2000. We dispute the indemnification claim and plan to defend against it.

As previously reported, since 1996, we have been defending two complaints filed against us in the United States District Court for the Middle District of Florida as qui tam actions under the Civil False Claims Act. On November 20, 2001, the Department of Justice Civil Division intervened in one of the lawsuits, alleging that the Corporation in 1994 defectively priced a proposal submitted to the Air Force for the foreign military sale of LANTIRN pods (FMS complaint). The Department did not intervene in the second qui tam lawsuit, alleging false progress billing in a LANTIRN production contract and defective pricing of three contracts for the foreign military sale of LANTIRN pods (production complaint). On June 24, 2003, the district court severed the defective pricing counts from the production complaint and ordered them tried with the FMS complaint. On August 5, 2003, the district court granted in part the government’s motion for summary judgment on a common law defective pricing count in the FMS complaint, ruling that certain performance data at issue was cost and pricing data under the Truth in Negotiations Act, but that material issues of fact existed on the remaining elements of the defective pricing claim. The court denied our motion to dismiss the defective pricing and other common law counts and the False Claims Act counts in the FMS complaint, as well as one of the three defective pricing counts severed from the production complaint. The court deferred ruling on our motion to dismiss the production complaint, including the three severed counts. A pretrial conference is set for August 25, 2003, at which time we anticipate that the district court will set trial dates in September 2003 for the FMS complaint and in October 2003 for the production complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 24, 2003, we held our Annual Meeting of Stockholders. A description of matters voted upon by stockholders at that meeting, and the results of such votes, were disclosed in Item 4 of Lockheed Martin Corporation’s Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 8, 2003.

Lockheed Martin Corporation

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2003

Exhibit 31.1	Rule 13a-14(a) Certification of Vance D. Coffman

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Vance D. Coffman

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

(b)	Reports on Form 8-K filed in the second quarter of 2003.

1.	Current report on Form 8-K filed on April 22, 2003.

The Corporation furnished information contained in its press release dated April 22, 2003 related to the Corporation’s financial results for quarter ended March 31, 2003.

2.	Current report on Form 8-K filed on June 10, 2003.

The Corporation filed information concerning its lawsuit against The Boeing Company and three of Boeing’s former employees.

3.	Current report on Form 8-K filed on June 27, 2003.

The Corporation filed information concerning the change in reporting of its business segments.

Lockheed Martin Corporation

(c)	Reports on Form 8-K filed subsequent to the second quarter of 2003.

1.	Current report on Form 8-K/A filed on July 22, 2003.

The Corporation amended its Form 8-K filed on June 27, 2003.

2.	Current report on Form 8-K filed on July 24, 2003.

The Corporation furnished information contained in its press release dated July 24, 2003 related to the Corporation’s financial results for quarter ended June 30, 2003.

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: August 7, 2003	by:	/s/Rajeev Bhalla
Rajeev Bhalla Vice President and Controller (Chief Accounting Officer)