Form 10-Q
period 2003-09-30
LOCKHEED MARTIN CORP
filed 2003-11-04
CIK 936468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 Commission file number 1-11437

LOCKHEED MARTIN CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52-1893632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6801 ROCKLEDGE DRIVE, BETHESDA, MD	20817
(Address of principal executive offices)	(Zip Code)

(301) 897-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003
Common stock, $1 par value	450,875,015

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX (continued)

Exhibit 3	Bylaws of Lockheed Martin Corporation, as amended

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Rule 13a-14(a) Certification of Vance D. Coffman

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Vance D. Coffman

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	(In millions, except per share data)

Net sales	$8,078	$6,542	$22,846	$18,798
Cost of sales	7,540	5,989	21,426	17,324

Earnings from operations	538	553	1,420	1,474
Other income and expenses, net	(110)	23	(17)	102

	428	576	1,403	1,576
Interest expense	117	147	376	440

Earnings from continuing operations before income taxes	311	429	1,027	1,136
Income tax expense	94	129	318	261

Earnings from continuing operations	217	300	709	875
Discontinued operations	—	(10)	—	(28)

Net earnings	$217	$290	$709	$847

Earnings (loss) per common share:
Basic:
Continuing operations	$0.49	$0.67	$1.59	$1.97
Discontinued operations	—	(0.02)	—	(0.06)

	$0.49	$0.65	$1.59	$1.91

Diluted:
Continuing operations	$0.48	$0.66	$1.57	$1.94
Discontinued operations	—	(0.02)	—	(0.06)

	$0.48	$0.64	$1.57	$1.88

Cash dividends declared per common share	$0.12	$0.11	$0.36	$0.33

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2003	2002
	(In millions)
Operating Activities:
Net earnings	$709	$847
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	344	309
Amortization of contract intangibles	94	94
Changes in operating assets and liabilities:
Receivables	97	319
Inventories	23	756
Accounts payable	196	(312)
Customer advances and amounts in excess of costs incurred	(540)	138
Other	751	577

Net cash provided by operating activities	1,674	2,728

Investing Activities:
Expenditures for property, plant and equipment	(367)	(396)
Short-term investments	(247)	—
Acquisitions / investments in affiliated companies	(219)	(88)
Proceeds from divestitures of affiliated companies	—	84
Other	18	55

Net cash used for investing activities	(815)	(345)

Financing Activities:
Issuance of long-term debt	1,000	—
Repayments related to long-term debt	(2,185)	(87)
Long-term debt issuance and repayment costs	(175)	—
Issuances of common stock	40	431
Repurchases of common stock	(279)	—
Common stock dividends	(163)	(149)

Net cash (used for) provided by financing activities	(1,762)	195

Net (decrease) increase in cash and cash equivalents	(903)	2,578
Cash and cash equivalents at beginning of period	2,738	912

Cash and cash equivalents at end of period	$1,835	$3,490

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheet

	September 30, 2003	December 31, 2002
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$1,835	$2,738
Short-term investments	247	—
Receivables	3,552	3,655
Inventories	2,158	2,250
Deferred income taxes	1,286	1,277
Other current assets	636	706

Total current assets	9,714	10,626
Property, plant and equipment, net	3,279	3,258
Investments in equity securities	1,089	1,009
Intangible assets related to contracts and programs acquired	721	814
Goodwill	7,380	7,380
Other assets	2,697	2,671

	$24,880	$25,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,298	$1,102
Customer advances and amounts in excess of costs incurred	4,002	4,542
Salaries, benefits and payroll taxes	1,241	1,272
Income taxes	214	107
Current maturities of long-term debt	150	1,365
Other current liabilities	1,407	1,433

Total current liabilities	8,312	9,821

Long-term debt	6,073	6,217
Post-retirement benefit liabilities	1,514	1,480
Pension liabilities	852	651
Other liabilities	1,831	1,724
Stockholders’ equity:
Common stock, $1 par value per share	451	455
Additional paid-in capital	2,652	2,796
Retained earnings	4,808	4,262
Unearned ESOP shares	(25)	(50)
Accumulated other comprehensive loss	(1,588)	(1,598)

Total stockholders’ equity	6,298	5,865

	$24,880	$25,758

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2003

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the quarter and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2003 presentation.

NOTE 2 – STOCK-BASED COMPENSATION

The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation has adopted those provisions of Statement of Financial Accounting Standards (FAS) 123, “Accounting for Stock-Based Compensation” and FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. The Corporation’s pro forma information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions, except per share data)
Net earnings:
As reported	$217	$290	$709	$847
Fair value-based compensation cost, net of taxes	(16)	(17)	(46)	(50)

Pro forma net earnings	$201	$273	$663	$797

Basic earnings per share:
As reported	$0.49	$0.65	$1.59	$1.91
Pro forma	0.46	0.61	1.49	1.79

Diluted earnings per share:
As reported	$0.48	$0.64	$1.57	$1.88
Pro forma	0.45	0.60	1.47	1.77

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions, except per share data)
Net earnings:
Earnings from continuing operations	$217	$300	$709	$875
Discontinued operations—results of operations	—	(10)	—	(28)

Net earnings for basic and diluted computations	$217	$290	$709	$847

Average common shares outstanding:
Average number of common shares outstanding for basic computations	446.6	448.5	446.9	443.5
Dilutive stock options—based on the treasury stock method	3.8	7.2	3.6	7.4

Average number of common shares outstanding for diluted computations	450.4	455.7	450.5	450.9

Earnings (loss) per common share:
Basic:
Continuing operations	$0.49	$0.67	$1.59	$1.97
Discontinued operations	—	(0.02)	—	(0.06)

	$0.49	$0.65	$1.59	$1.91

Diluted:
Continuing operations	$0.48	$0.66	$1.57	$1.94
Discontinued operations	—	(0.02)	—	(0.06)

	$0.48	$0.64	$1.57	$1.88

NOTE 4 – INVENTORIES

	September 30, 2003	December 31, 2002
	(In millions)

Work in process, primarily related to long-term contracts and programs in progress	$5,721	$6,221
Less customer advances and progress payments	(3,784)	(4,272)

	1,937	1,949
Other inventories	221	301

	$2,158	$2,250

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Work in process inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services. Such amounts, net of reserves, totaled $310 million and $391 million at September 30, 2003 and December 31, 2002, respectively. Work in process inventories also included amounts advanced to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of $86 million and $61 million at September 30, 2003 and December 31, 2002, respectively, for the development and purchase, subject to certain conditions, of RD-180 booster engines used for Atlas launch vehicles.

NOTE 5 – CONTINGENCIES

The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under federal and state requirements relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation’s consolidated results of operations, financial position or cash flows. These matters include the following items:

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

Although this provisional standard does not create any legally enforceable requirements for the Corporation at this time, the Corporation has developed a preliminary remediation plan that would meet the provisional standard if it were to become final. Because this plan entails a long lead-time for implementation, the Corporation has begun implementing this plan and has recognized the increased costs that are associated with the plan. The consolidated balance sheet at September 30, 2003 includes a liability of approximately $185 million representing the Corporation’s current estimate of the remaining expenditures necessary to implement remediation and other work required at the site. As at other sites, the Corporation is pursuing claims against

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

other potentially responsible parties (PRPs), including the U.S. Government, for contribution to site clean-up costs.

The Corporation has been conducting remediation activities to address soil and groundwater contamination by chlorinated solvents at its former operations in Great Neck, New York which it acquired as part of its acquisition of Loral Corporation in 1996. This work is being done pursuant to a series of orders and agreements with the New York State Department of Environmental Conservation beginning with a 1991 administrative order entered into by Unisys Tactical Defense Systems, a predecessor company at the site. The remediation work associated with this site includes work performed on the site itself, as well as implementation of an interim remedial measure intended to address an off-site plume of groundwater contamination. Total projected future costs for the site are estimated to be approximately $70 million through 2025. This amount is included as a liability in the consolidated balance sheet at September 30, 2003. As at other sites, the Corporation is pursuing claims against other PRPs, including the U.S. Government, for contribution to site clean-up costs.

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

The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of its products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other PRPs, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation’s U.S. Government sales and cost of sales.

Waste remediation contract—In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The Corporation incurred significant unanticipated costs and scheduling issues due to complex technical and contractual matters, which it sought to remedy through submission of a request for equitable adjustment. To date, the Corporation has been unsuccessful in reaching any agreements with the DoE on cost recovery or contract restructuring. In 1998, the management contractor for the project, a wholly-owned subsidiary of the Corporation, at the DoE’s direction, terminated the Pit 9 contract for default. As a result, the Corporation filed a lawsuit against the DoE in the Court of Federal Claims seeking to overturn the default termination and recover its costs, which are included in inventories. Also in 1998, the management contractor, at the DoE’s direction, filed suit against the Corporation in the United States District Court for the District of Idaho seeking, among other things, recovery of approximately $54 million previously paid to the Corporation under the Pit 9 contract. The Corporation counterclaimed seeking to overturn the default termination and recover its costs.

In 2001, the Court of Federal Claims granted the DoE’s motion to dismiss the Corporation’s complaint, finding that there was no privity of contract between the Corporation and the United States sufficient to provide the Court with jurisdiction over the dispute. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court of Federal Claims. The Corporation did not appeal the decision further and will continue to pursue remedies in the Idaho proceeding, for which the trial before a judge began on August 5, 2003.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

In the second quarter of 2003, the Corporation announced the formation of Integrated Systems & Solutions (IS&S), a new business segment, from components of the Electronic Systems and Space Systems segments. IS&S is leveraging the Corporation’s existing and emerging capabilities related to addressing customers’ growing needs for integrated, network-centric solutions. The Aeronautics and Technology Services business segments were unaffected by this change. With the formation of IS&S, the former Systems Integration business segment is now called Electronic Systems.

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, IS&S, and Technology Services. In the following tables of financial data, the total of the operating results of the principal business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate (expense) income, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments (mainly telecommunications), interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities. For financial data other than “Operating profit,” all activities other than those pertaining to the principal business segments are included in “Other.”

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under generally accepted accounting principles in accordance with FAS 87, “Employers’ Accounting for Pensions,” and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in the business segment results. CAS is a major factor in determining pension funding requirements for the Corporation, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of the Corporation’s segments only include pension expense as determined and funded in accordance with CAS rules.

The following segment information has been reclassified from amounts previously reported to reflect the Corporation’s current business segments consistent with the discussion above and the related Form 8-K/A filed with the Securities and Exchange Commission on July 22, 2003. The reclassification did not result in any changes to the historical operating results in total for the Corporation.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)
Net sales
Aeronautics	$2,675	$1,668	$7,168	$4,549
Electronic Systems	2,234	2,045	6,389	5,956
Space Systems	1,498	1,342	4,570	3,974
Integrated Systems & Solutions	922	709	2,504	2,152
Technology Services	743	776	2,202	2,157

Total business segments	8,072	6,540	22,833	18,788
Other	6	2	13	10

Total	$8,078	$6,542	$22,846	$18,798

Operating profit
Aeronautics	$183	$107	$490	$309
Electronic Systems	223	212	617	599
Space Systems	95	71	300	213
Integrated Systems & Solutions	75	61	214	185
Technology Services	51	44	150	122

Total business segments	627	495	1,771	1,428
Unallocated Corporate (expense) income, net (a)	(199)	81	(368)	148

Total	$428	$576	$1,403	$1,576

Intersegment revenue (b)
Aeronautics	$11	$8	$27	$21
Electronic Systems	150	84	388	219
Space Systems	33	13	93	62
Integrated Systems & Solutions	122	55	355	175
Technology Services	190	154	589	526

Total business segments	$506	$314	$1,452	$1,003
Other	22	16	60	56

Total	$528	$330	$1,512	$1,059

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	September 30, 2003	December 31, 2002
	(In millions)
Customer advances and amounts in excess of costs incurred
Aeronautics	$1,955	$2,408
Electronic Systems	914	816
Space Systems	1,009	1,238
Integrated Systems & Solutions	106	57
Technology Services	18	19

Total business segments	4,002	4,538
Other	—	4

Total	$4,002	$4,542

Assets
Aeronautics	$2,938	$2,835
Electronic Systems	8,397	8,697
Space Systems	2,946	3,147
Integrated Systems & Solutions	2,106	2,070
Technology Services	1,713	1,634

Total business segments	18,100	18,383
Other (c)	6,780	7,375

Total	$24,880	$25,758

(a)	Unallocated Corporate (expense) income, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

FAS/CAS pension adjustment	$(80)	$64	$(220)	$169
Loss on early retirement of debt	(127)	—	(146)	—
Other	8	17	(2)	(21)

	$(199)	$81	$(368)	$148

(b)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above.
(c)	Assets primarily include cash and cash equivalents, investments and deferred income taxes.

NOTE 7 – OTHER

In the third quarter of 2003, the Corporation completed a tender offer to purchase for cash any and all of its outstanding 7.25% notes due May 15, 2006 and 8.375% debentures due June 15, 2024. The Corporation retired a total principal amount of $720 million of the notes and debentures. In addition, the Corporation repurchased $251 million of outstanding long-term debt in the open market. The Corporation recorded a loss, net of state income tax benefits, totaling $127 million in other income and expenses related to the tender offer and open market purchases. The loss reduced net earnings by $83 million ($0.18 per diluted share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Also in the third quarter of 2003, the Corporation issued $1.0 billion in floating rate convertible debentures due in 2033. The debentures bear interest at a rate equal to three-month LIBOR less 25 basis points, reset quarterly. Interest on the debentures is payable quarterly through August 15, 2008, after which the interest will accrue as part of the value of the debenture and will be payable, along with the principal amount of the debenture, at maturity. The debentures are convertible by their holders into our common stock in certain limited circumstances as outlined in the indenture agreement. Upon conversion, the Corporation has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. The Corporation also has the right to redeem any or all of the debentures at any time after August 15, 2008.

In the second quarter of 2003, the Corporation recorded a charge, net of state income tax benefits, of $41 million in cost of sales related to its decision to exit the commercial mail sorting business. The charge, which related primarily to the impairment of assets of the business, reduced net earnings by $27 million ($0.06 per diluted share).

Also in the second quarter of 2003, the Corporation acquired ORINCON Corporation International, a privately held defense and information technology company, whose operations are combined with the Integrated Systems & Solutions segment. The acquisition was not material to the Corporation’s consolidated results of operations, financial position or cash flows.

As of the end of 2002, the global telecommunications services businesses identified for divestiture in 2001 had been sold, except for Lockheed Martin Intersputnik (LMI). The Corporation reached an agreement to sell LMI in the third quarter of 2002; however, in April 2003, the agreement was terminated. The Corporation is continuing to treat LMI as a discontinued operation, as it is still holding and actively marketing the business for sale. The operating results of LMI had no impact on the statement of earnings for the first nine months of 2003. LMI is carried at estimated fair value less cost to sell at September 30, 2003, and its assets and liabilities, which represented less than 1% of the Corporation’s consolidated assets and liabilities, respectively, were included in the balance sheet in other current assets and other current liabilities. Changes in the estimated fair value of LMI will be recorded in the future if appropriate.

In the first quarter of 2003, the Corporation issued irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. This amount was included in current maturities of long-term debt on the Corporation’s balance sheet at December 31, 2002. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which were repaid on March 15, 2003. The second notice was for $150 million of 7.75% debentures due on April 15, 2023, which were repaid on April 15, 2003. The Corporation recorded a loss in the first quarter of 2003, net of state income tax benefits, of $19 million in other income and expenses related to the early retirement of

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the $450 million of debt. The loss reduced net earnings for the nine months ended September 30, 2003 by $13 million ($0.03 per diluted share).

In December 2002, the Corporation recorded a charge, net of state income tax benefits, of $163 million related to its investment in Space Imaging, LLC and its guarantee of up to $150 million of Space Imaging’s borrowings under a credit facility. At December 31, 2002, the Corporation’s balance sheet included $150 million in current maturities of long-term debt representing the estimated obligation under the guarantee. On March 31, 2003, Lockheed Martin paid $130 million to acquire Space Imaging’s outstanding borrowings under Space Imaging’s credit facility, and the guarantee was eliminated. The Corporation therefore reversed in the first quarter of 2003, net of state income taxes, $19 million of the charge recorded in December 2002, representing the unutilized portion of the credit facility covered by the Corporation’s guarantee. This gain increased net earnings for the nine months ended September 30, 2003 by $13 million ($0.03 per diluted share). The $130 million is included in investing activities on the statement of cash flows for the nine months ended September 30, 2003.

In the second quarter of 2002, the Corporation settled a research and development (R&D) tax credit claim and received a refund of $117 million for the years 1982 through 1988. The settlement increased earnings from continuing operations for the quarter and nine months ended September 30, 2002 by $90 million ($0.20 per diluted share) and was recorded as a reduction of the Corporation’s second quarter income tax expense.

The Corporation made federal and foreign income tax payments, net of refunds received, of $144 million for the nine months ended September 30, 2003, and received net federal and foreign income tax refunds, including the R&D tax credit refund discussed above, of $121 million for the same period in 2002.

The Corporation’s total interest payments were $320 million and $332 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The components of comprehensive income for the three months and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

Net earnings	$217	$290	$709	$847
Other comprehensive income (loss):
Net unrealized gain (loss) from available-for-sale investments	(3)	(27)	29	(104)
Other	(6)	(19)	(19)	(34)

	(9)	(46)	10	(138)

Comprehensive income	$208	$244	$719	$709

As disclosed in its 2002 Annual Report on Form 10-K, on a combined basis, the Corporation’s investments in Intelsat, Space Imaging, United Space Alliance and Americom Asia-Pacific (AAP) accounted for the majority of its total equity method investments at December 31, 2002 and equity earnings (losses) recorded for the year then ended. In June 2003, the Corporation sold its investment in AAP. The sale did not have a material impact on the Corporation’s results of operations, financial position or cash flows. Summarized statement of operations information for these investees for the period ended September 30, 2003 on a combined basis is as follows: net sales of $2.1 billion; net earnings of $229 million.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

September 30, 2003

Lockheed Martin Corporation is involved in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. As a lead systems integrator, our products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems, including integrated network-centric solutions. We have customers in both domestic and international defense and commercial markets. Our principal customers are agencies of the U.S. Government. Our main areas of focus are in the defense, space, homeland security, and government/civil information technology markets. The following discussion should be read along with our 2002 Annual Report on Form 10-K, the Form 8-K/A that we filed with the Securities and Exchange Commission on July 22, 2003, and the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Continuing Operations

Net sales for the third quarter of 2003 were $8.1 billion, a 23% increase over the third quarter 2002 sales of $6.5 billion. Net sales for the nine months ended September 30, 2003 were $22.8 billion, a 22% increase over the $18.8 billion recorded in the comparable 2002 period. Sales increased in all business segments, except Technology Services, during the quarter and in all five business segments during the nine months ended September 30, 2003 from the comparable 2002 periods.

Operating profit (earnings before interest and taxes) for the third quarter of 2003 was $428 million, a decrease of 26% from the $576 million recorded in the comparable 2002 period. Operating profit for the nine months ended September 30, 2003 was $1.4 billion, a decrease of 11% from the $1.6 billion recorded in the comparable 2002 period.

Business segment operating profit increased in all business segments during the quarter and nine months ended September 30, 2003 from the comparable 2002 periods. On a consolidated basis, increases in Unallocated Corporate expense offset the higher operating profit recognized in the business segments during the quarter and nine-month periods ended September 30, 2003.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the quarter and nine months ended September 30, 2003, the items in the table below, among other things, were included in “Unallocated Corporate (expense) income, net” (see the related Discussion of Business Segments below).

	Operating profit (loss)	Net earnings (loss)	Earnings (loss) per diluted share
	(In millions, except per share data)
Quarter ended September 30, 2003
Loss on early retirement of debt (a)	$(127)	$(83)	$(0.18)

Nine months ended September 30, 2003
Loss on early retirement of debt (b)	$(146)	$(96)	$(0.21)
Charge related to our exit from the commercial mail sorting business (c)	(41)	(27)	(0.06)
Gain on partial reversal of Space Imaging, LLC guarantee (d)	19	13	0.03

	$(168)	$(110)	$(0.24)

Quarter and nine months ended September 30, 2002
None	$—	$—	$—

(a)	In the third quarter of 2003, we recognized a loss of $127 million related to the early retirement of $971 million of long-term debt securities.
(b)	In addition to the debt retirement in (a) above, we recognized a loss of $19 million in the first quarter of 2003 associated with the early retirement of $450 million of long-term debt.
(c)	In the second quarter of 2003, we recorded a $41 million charge related to our decision to exit the commercial mail sorting business.
(d)	In the first quarter of 2003, we recognized a gain on the partial reversal of the $150 million fourth quarter 2002 charge related to the guarantee of our share of Space Imaging, LLC’s credit facility.

Interest expense for the third quarter and nine months ended September 30, 2003 was $117 million and $376 million, respectively, $30 million and $64 million lower than the comparable periods in 2002 primarily as a result of the reduction in our long-term debt.

The effective income tax rates for the quarter and nine months ended September 30, 2003 were 30.2% and 31.0%, respectively. The loss from the early retirement of debt reduced the amount of book income on which tax is provided at the 35% statutory rate, thereby reducing the effective tax rate by 1.3% for the quarter. The third quarter loss from the early retirement of debt and the second quarter charge to exit the commercial mail sorting business reduced the amount of book income on which tax is provided at the statutory rate, thereby reducing the effective tax rate by 0.5% for the nine months ended September 30, 2003. The effective tax rates for both periods in 2003 were lower than the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

statutory rate of 35% due to tax benefits related to export sales and the realization of tax savings initiatives.

The effective income tax rates for the quarter and nine months ended September 30, 2002 were 30.1% and 23.0%, respectively. The rate for the nine-month period included the benefit of the settlement of a research and development (R&D) tax credit claim which decreased 2002 income tax expense for the nine months ended September 30, 2002 by $90 million and the effective rate by 7.9%. The effective rates for both periods in 2002 were also lower than the statutory rate of 35% due to tax benefits related to export sales and the realization of tax savings initiatives.

Congress is considering new tax legislation that would repeal the Extraterritorial Income Exclusion relating to export sales and enact new rules providing for a tax reduction on profits from the sale of property manufactured in the United States. In the event that this or other tax legislation is enacted, its impact on our deferred tax balances and effective tax rate will be recognized as of the date the new tax rules are enacted.

Earnings from continuing operations for the third quarter of 2003 were $217 million ($0.48 per diluted share) compared to $300 million ($0.66 per diluted share) reported in the third quarter of 2002. Earnings from continuing operations for the nine months ended September 30, 2003 were $709 million ($1.57 per diluted share) compared to $875 million ($1.94 per diluted share) reported in the comparable 2002 period.

Discontinued Operations

During 2003, the activities of the remaining telecommunications services business held for sale had no impact on earnings. In 2002, the loss from discontinued operations was $10 million, ($0.02 per diluted share) for the third quarter and $28 million ($0.06 per diluted share) for the nine months ended September 30, 2002.

Net Earnings

For the third quarters of 2003 and 2002, the Corporation’s net earnings were $217 million ($0.48 per diluted share) and $290 million ($0.64 per diluted share), respectively. For the nine-month periods, net earnings were $709 million ($1.57 per diluted share) in 2003, and $847 million ($1.88 per diluted share) in 2002.

Discussion of Business Segments

As discussed in Note 6, in the second quarter of 2003, we announced the formation of Integrated Systems & Solutions (IS&S), a new business segment. With the formation of IS&S, the former Systems Integration business segment is now called Electronic Systems.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We operate in five business segments: Aeronautics, Electronic Systems, Space Systems, IS&S, and Technology Services. The Aeronautics segment generally includes fewer programs that have much larger sales and operating results than programs included in the other segments. Therefore, due to the large number of comparatively smaller programs in the remaining segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments. The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 6 to the financial statements in Item 1 of this Form 10-Q.

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

Net sales	$2,675	$1,668	$7,168	$4,549
Operating profit	$183	$107	$490	$309

Net sales for Aeronautics increased by 60% for the quarter and 58% for the nine months ended September 30, 2003 from the 2002 periods, due to growth in the Combat Aircraft and Air Mobility lines of business. Higher volume on the F-35 Joint Strike Fighter and F/A-22 programs accounted for $360 million and $60 million, respectively, of the quarter-over-quarter increase in sales. Year over year, higher volume on these programs accounted for $1.1 billion and $340 million, respectively, of the increase in sales. F-16 programs, including more deliveries, contributed $515 million to the quarter-over-quarter increase in sales and $900 million to the year-over-year growth in sales. Twenty-five F-16’s were delivered in the third quarter of 2003, 19 more than in the 2002 period. Forty F-16’s were delivered year-to-date, 24 more than in the 2002 period. Increased C-130J deliveries and volume on other programs drove the remaining quarter-over-quarter and year-over-year increases in sales. In the third quarter of 2003, there were two C-130J deliveries as contrasted with one delivery in the 2002 period. On a year-to-date basis, there were nine C-130J deliveries compared to six deliveries in the 2002 period.

Segment operating profit increased by 71% for the quarter and 59% for the nine months ended September 30, 2003 from the 2002 periods. For both the quarter and nine-month period, operating profit was higher primarily due to the impact of the volume increases in the combat aircraft programs described above. The remainder of the growth in operating profit over the 2002 periods is attributable to volume changes on other air mobility programs and improved performance on other programs. The increase in C-130J deliveries did not impact operating profit for the comparative periods due to the previously disclosed suspension of earnings recognition on the program.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

Net sales	$2,234	$2,045	$6,389	$5,956
Operating profit	$223	$212	$617	$599

Net sales for Electronic Systems increased by 9% for the quarter and 7% for the nine months ended September 30, 2003 from the 2002 periods. For the quarter, the sales increase was attributable to higher volume in Missiles & Fire Control (M&FC) and Maritime Systems & Sensors (MS2), which were partially offset by declines in Platform, Training & Transportation Systems (PT&TS). In M&FC, sales increased by $145 million over the comparable 2002 period due to growth in tactical missile and air defense programs. In MS2, sales increased by $75 million mainly due to higher volume on radar and surface systems programs. The PT&TS decline of $30 million was the result of lower volume on transportation and security system activities. PT&TS’ 2002 sales included activities related to the rapid deployment of Transportation Security Administration programs that have not recurred this year.

Sales increased in all three lines of business for the nine months ended September 30, 2003 over the comparable 2002 period. In MS2, the $175 million increase in sales was primarily due to higher volume on radar and surface systems programs. Increased volume in air defense accounted for the majority of M&FC’s $130 million sales growth over 2002. PT&TS’ sales increased by $125 million in the nine-months of 2003 over the prior period due to increased levels of distribution technology and transportation and security systems activities.

Segment operating profit increased by 5% for the quarter and 3% for the nine months ended September 30, 2003, when compared to the 2002 periods. For both the quarter and nine-month period, operating profit was higher primarily due to the impact of the volume increases at M&FC partially offset by lower operating profit on radar programs at MS2 and simulation and training programs at PT&TS.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

Net sales	$1,498	$1,342	$4,570	$3,974
Operating profit	$95	$71	$300	$213

Net sales for Space Systems increased 12% for the quarter and 15% for the nine months ended September 30, 2003 from the 2002 periods. For the third quarter of 2003, the sales growth over the 2002 period was primarily attributable to an increase of $145 million in Satellites (primarily due to higher volume on government satellite programs) and $40 million in Strategic and Defensive Missile Systems (S&DMS) that offset a $30 million decline in Launch Services. In Launch Services the decline was mainly due to two less launches (one Atlas and one Proton) this quarter than in the comparable 2002 period, which more than offset increased Titan activities.

For the nine months ended September 30, 2003, sales increases of $560 million in Satellites and $100 million in S&DMS were partially offset by a $60 million decline in Launch Services. The growth in Satellites is due to higher volume on government satellite programs. The growth in S&DMS is attributable to increases in both fleet ballistic missile and missile defense activities. Lower sales in Launch Services were due to one less Atlas launch and one less Proton launch during the nine-month period of 2003 compared to the 2002 period, which more than offset increased Titan activities.

Space Systems’ operating profit increased by 34% for the quarter and 41% for the nine months ended September 30, 2003 from the 2002 periods. Satellites’ operating profit declined slightly in the third quarter from the comparable 2002 period. A decline in operating profit in government satellite programs was due to a $30 million charge related to the reversal of profits recorded to date due to a handling incident on a NASA satellite program. This decline was partially offset by improved performance in commercial satellites. Launch Services operating profit increased $20 million due to improved performance and risk retirement activities on the maturing Titan program which more than offset the higher Atlas and Proton operating losses in 2003 as well as the impact of a profitable launch in 2002.

For the nine-month period, Satellites’ operating profit increased by $95 million over the 2002 period mainly due to improved performance on commercial satellite activities and volume increases on government satellite programs which more than offset the negative impact of the aforementioned charge. For the comparable nine-month periods, Launch Services’ operating profit declined $10 million. Higher Atlas and Proton operating losses and less profitable launches this year more than offset an increased

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

operating profit from the improved performance and risk retirement activities on the maturing Titan program.

Integrated Systems & Solutions

IS&S’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

Net sales	$922	$709	$2,504	$2,152
Operating profit	$75	$61	$214	$185

Net sales for IS&S increased by 30% for the quarter and 16% for the nine months ended September 30, 2003 from the 2002 periods. For both the quarter and nine-month periods, the sales increases were primarily attributable to a higher volume of intelligence, defense and information assurance activities.

Segment operating profit increased by 23% for the quarter and 16% for the nine months ended September 30, 2003 from the comparable 2002 periods. The increase in operating profit for both the quarter and year were primarily attributable to higher volume on the activities described above.

Technology Services

Technology Services’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

Net sales	$743	$776	$2,202	$2,157
Operating profit	$51	$44	$150	$122

Net sales for Technology Services decreased by 4% for the quarter and increased by 2% for the nine months ended September 30, 2003 from the 2002 periods. For the quarter, the decrease in sales was primarily attributable to a $30 million decline in volume in the Military Services line of business that includes Transportation Security Administration activities in 2002 that have not recurred this year. The sales increase for the nine-month period was mainly the result of increased volume totaling $50 million in Military Services and Information Technology, which more than offset lower sales volume on NASA programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Segment operating profit increased by 16% for the quarter and 23% for the nine months ended September 30, 2003 from the 2002 periods. For the quarter, operating profit increased mainly due to improved performance in Information Technology and NASA programs. Operating profit increased year over year mainly as the result of improved performance in Information Technology.

Unallocated Corporate (Expense) Income, Net

The following table shows the components of Unallocated Corporate (expense) income, net. For a discussion of the FAS/CAS pension adjustment and other types of items included in Unallocated Corporate (expense) income, see Note 6 to the financial statements in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

FAS/CAS pension adjustment	$(80)	$64	$(220)	$169
Loss on early retirement of debt	(127)	—	(146)	—
Other, net	8	17	(2)	(21)

	$(199)	$81	$(368)	$148

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS (expense) income, and the FAS/CAS pension adjustment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)

FAS 87 (expense) income	$(128)	$41	$(353)	$108
CAS expense and funding	(48)	(23)	(133)	(61)

FAS/CAS pension adjustment—(expense) income	$(80)	$64	$(220)	$169

The quarter-to-quarter change in the FAS/CAS pension adjustment is mainly due to our reporting FAS pension expense in 2003 versus FAS pension income in the prior year. We disclosed in our 2002 Form 10-K that we were projecting a substantial amount of pension expense, as well as a substantial increase in CAS funding, for 2003. The amounts of FAS 87 expense and CAS funding recorded in the first nine months of 2003 represent about 70% to 75% of the total amounts we expect to record for the full year. We are currently projecting that both the FAS 87 expense and CAS funding for 2004 will increase substantially over 2003 levels, though the actual amounts will not be finalized until January of 2004 and will depend on our judgments in such areas as determining

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

assumptions, funding strategies, changes in interest rates, equity market performance and changes in demographics.

The change in “Other” unallocated Corporate (expense) income, net between the nine-month periods is primarily due to the impact of the decrease in our stock price, which lowered our stock-based compensation programs’ obligations, and the $19 million reversal of the prior-year charge related to Space Imaging, LLC. These amounts were partially offset by the inclusion in the current nine-month period of the $41 million charge related to our decision to exit the commercial mail sorting business.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended September 30, 2003, $1.7 billion of cash was provided by operating activities, compared to $2.7 billion during the comparable 2002 period. Each period includes the impact of earnings from continuing operations, adjusted for non-cash depreciation and amortization, and changes in operating assets and liabilities.

Net cash used for investing activities during the nine months ended September 30, 2003 was $815 million as compared to $345 million during the comparable 2002 period. Investing activities for 2003 included $247 million used for short-term investments; a $130 million payment related to the Space Imaging guarantee; and net payments totaling approximately $71 million primarily related to the second quarter 2003 acquisition of ORINCON Corporation International, the 2001 acquisition of OAO Corporation and proceeds from property dispositions. Additions to property, plant and equipment amounted to $367 million in 2003. Investing activities for 2002 included $139 million in proceeds from the March 2002 sale of COMSAT Mobile Communications and property dispositions, offset mainly by a $76 million payment related to the 2001 acquisition of OAO Corporation. Additions to property, plant and equipment amounted to $396 million in 2002.

Net cash used by financing activities during the nine months ended September 30, 2003 was $1.8 billion as compared to $195 million provided by financing activities during the comparable 2002 period. The 2003 amount included $1,421 million for the early retirement of debt, $764 million for scheduled debt repayments, $279 million for the repurchase of 6.3 million shares of common stock, $175 million for premiums associated with the early retirement of debt and for debt issuance costs, and $163 million in dividend payments. These outflows more than offset proceeds of $1.0 billion from the issuance of long-term debt and $40 million from the issuance of common stock, primarily from the exercise of employee stock options. The 2002 amount included $431 million in proceeds from the issuance of common stock, primarily from the exercise of employee stock options, partially offset by $149 million in dividend payments and $87 million in net debt repayments.

Total debt decreased by $1.4 billion during the nine months ended September 30, 2003 from approximately $7.6 billion at December 31, 2002. This decrease was mainly

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

attributable to the early retirements of debt, scheduled debt repayments and the resolution of our guarantee of Space Imaging, LLC’s credit facility. Our debt repayments this year more than offset the issuance this quarter of $1.0 billion of floating rate convertible debentures. Total stockholders’ equity was $6.3 billion at September 30, 2003, an increase of $433 million from the December 31, 2002 balance. This increase resulted from net earnings of $709 million, employee stock option and ESOP activities of $156 million and other comprehensive income of $10 million, partially offset by stock repurchases of $279 million and dividend payments of $163 million. Our ratio of debt to total capitalization improved from the 56 percent reported at December 31, 2002 to 50 percent at September 30, 2003. At September 30, 2003, we held cash and cash equivalents of approximately $1.8 billion and had short-term investments of $247 million.

We paid a quarterly dividend of $0.12 per share during each of the first three quarters of 2003. On September 15, 2003 we announced that our board of directors authorized an increase to the dividend per share of our common stock from $0.12 per quarter to $0.22 per quarter. This increase will be effective beginning in the fourth quarter of 2003.

At September 30, 2003, we had in place a $1.5 billion revolving credit facility; no borrowings were outstanding. This credit facility will expire in November 2006.

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

In August 2003, we completed a tender offer to purchase for cash any and all of our outstanding 7.25% notes due May 15, 2006 and 8.375% debentures due June 15, 2024. We retired a total principal amount of $720 million of the notes and debentures. We also repurchased $251 million of long-term debt securities from other of our outstanding debt issuances in the open market. About $175 million of the debt securities repurchased in the open market bore interest at 7.75% and were due in 2026, and about $50 million bore interest at 7.7% and were due in 2008, with the remainder relating to various other debt issuances. In the third quarter of 2003, we recorded a loss, net of state income tax benefits, totaling $127 million in other income and expenses related to the early retirement of the long-term debt repurchased under the tender offer and in the open market. The loss reduced net earnings by $83 million ($0.18 per diluted share).

Also in August 2003, we issued $1.0 billion in floating rate convertible debentures due in 2033. The debentures bear interest at a rate equal to three-month LIBOR less 25 basis points, reset quarterly. The interest rate in effect at September 30, 2003 was .89%. Interest on the debentures is payable quarterly through August 15, 2008, after which the interest will accrue as part of the value of the debenture and will be payable, along with the principal amount of the debenture, at maturity. The debentures are convertible by their holders into our common stock in certain limited circumstances as outlined in the indenture agreement. Upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We have the right to redeem any or all of the debentures at any time after August 15, 2008.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In the first quarter of 2003, we issued irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. This amount was included in current maturities of long-term debt on our balance sheet at December 31, 2002. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which we repaid on March 15, 2003. The second notice was for $150 million of 7.75% debentures due on April 15, 2023, which we repaid on April 15, 2003. We recorded a loss, net of state income tax benefits, of $19 million in other income and expenses related to the early repayment of the $450 million of debt. The loss reduced first quarter 2003 net earnings by $13 million ($0.03 per diluted share).

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

Cash and cash equivalents, short-term investments, internally generated cash flow from operations and other available financing resources, including those described above, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as acquisition and other discretionary investment needs, during the next twelve months. Consistent with our desire to generate cash to reduce debt and invest in our core businesses, we expect that, depending on prevailing financial, market and economic conditions, we will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

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

In July 2003, Loral Space & Communications, Ltd. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2003, we sold our ownership interest in Loral. The sale did not have a material impact on our results of operations, financial position or cash flows. We are also an unsecured creditor of Loral in the bankruptcy proceeding. Loral has made a claim that they are entitled to a refund of payments made to us under various terminated launch service contracts. We believe that the claim is without merit and that we are entitled to retain the amounts under the terms of the contracts. We do not expect these

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

events to have a material impact on our results of operations, financial position or cash flow.

As previously disclosed, in January 2003, we entered into an agreement with Astrolink International, LLC’s other members to restructure Astrolink. As part of the transaction, Liberty Satellite & Technology, a subsidiary of Liberty Media Corporation, had an option to acquire Astrolink’s assets and pursue a business plan to build a one- or two- satellite system. On October 24, 2003, Liberty Satellite & Technology notified us that they do not plan to exercise the option to acquire Astrolink’s assets and build the new system. As a result, as part of the previously disclosed restructuring agreement, Astrolink’s procurement contracts have been terminated, and we will acquire the remaining ownership interests in Astrolink. The restructuring also entails the settlement of existing claims related to termination of Astrolink’s procurement contracts with its members. Under these settlements, certain of the members, including the Corporation, will retain their work in process. Completion of the restructuring is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ADVANCES TO RUSSIAN MANUFACTURERS

In 1992, we entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). We own 51% of LKEI. LKEI has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. In 1995, another joint venture was formed, International Launch Services (ILS), with Lockheed Martin and LKEI each holding a 50% ownership. ILS was formed to market Atlas and Proton launch services around the world. We consolidate the results of operations of LKEI and ILS into our financial statements. Contracts for launch services usually require substantial advances from the customer before the launch. Advances received from customers for Proton launch services not yet provided totaled $292 million at September 30, 2003 and $412 million at December 31, 2002, and were included as a liability on our balance sheet in the caption customer advances and amounts in excess of costs incurred.

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of the launch vehicle and provider of the related launch services. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at September 30, 2003 and December 31, 2002, net of reserves, were $310 million and $391 million, respectively. Our ability to realize these amounts may be affected by the continuing overcapacity in the launch vehicle market, Khrunichev’s ability to provide the launch services and the political environment in Russia. Through the end of September 2003, launch services through LKEI and ILS have been provided according to contract terms.

We have entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the development and purchase, subject to certain conditions, of RD-180 booster engines for use in our Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the development and manufacturing processes. Approximately $86 million of payments made under this agreement for engines not yet delivered were included in inventories at September 30, 2003 ($61 million at December 31, 2002).

OTHER MATTERS

On September 15, 2003, we announced that a definitive agreement had been reached to acquire The Titan Corporation. Under the terms of the merger agreement, stockholders of Titan may elect to receive $22 in cash for each share of Titan common stock, an amount of Lockheed Martin common stock based on an exchange rate, or a combination of cash and our stock. Titan stockholders who elect to receive all cash or all stock will be subject to allocation procedures set forth in the merger agreement which require that, in the aggregate, 50% of the shares of outstanding Titan common stock must be exchanged for our common stock and 50% of the Titan common stock must be exchanged for cash. The announced value of the transaction, including the assumption of Titan’s long-term debt, is approximately $2.4 billion before accumulated tax benefits. Nearly all of Titan’s sales are to the U.S. Government. For the nine month period ended September 30, 2003, Titan reported sales of $1.3 billion. The acquisition of Titan is expected to close in the first quarter of 2004, subject to approval by Titan stockholders, regulatory approvals and satisfaction of other closing conditions.

On August 1, 2003, the Corporation and Affiliated Computer Services, Inc. (ACS) announced that we had entered into two definitive agreements whereby we will acquire ACS’s federal government information technology (IT) business, and ACS will concurrently acquire our commercial IT business. Completion of the transactions is expected to result in net cash payments from us to ACS of approximately $550 million. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired for both transactions on September 15, 2003. Both transactions, which are subject to the satisfaction of certain closing conditions, are expected to close in the fourth quarter of 2003. Each transaction is also conditioned on the other transaction closing. The agreements between the parties provide that if the transactions have not closed by November 30, 2003, or a later date that is mutually agreed to by the parties, either party

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

may terminate the agreements provided that the failure to close the transaction is not the result of a breach of the agreement by the party terminating the agreements. Revenues for ACS’s federal government IT business for the fiscal year ended June 30, 2003 were approximately $700 million, and revenues for our commercial IT business for the fiscal year ended December 31, 2002 were approximately $300 million.

In July 2003, the U.S. Air Force made a public announcement that our competitor in the Evolved Expendable Launch Vehicle competition had violated the Procurement Integrity Act. As a result of that determination, the Air Force reassigned 7 launch vehicles from the initial competition (referred to as “Buy 1”) to Lockheed Martin and removed Lockheed Martin’s exclusion from west coast launches. At the same time, the Air Force awarded Lockheed Martin 3 new west coast launches. The launches are expected to occur over the 2005 through 2009 time period. Contractual terms and conditions related to the west coast launches have not yet been finalized with the Air Force.

As of the end of 2002, the global telecommunications services businesses identified for divestiture in 2001 had been sold, except for Lockheed Martin Intersputnik (LMI). We reached an agreement to sell LMI in the third quarter of 2002; however, in April 2003, the agreement was terminated. We are continuing to treat LMI as a discontinued operation, as we are still holding and actively marketing the business for sale. The operating results of LMI had no impact on the statement of earnings for the first nine months of 2003. LMI is carried at estimated fair value less cost to sell at September 30, 2003, and its assets and liabilities, which represented less than 1% of our consolidated assets and liabilities, respectively, were included in our balance sheet in other current assets and other current liabilities. Changes in the estimated fair value of LMI will be recorded in the future if appropriate.

We provide products and services to NASA, including the Space Shuttle program, mainly through our Space Systems and Technology Services business segments. Work for NASA accounted for approximately 6% of our consolidated net sales in 2002, of which about one-half was related to the Space Shuttle program. We also have a 50% equity interest in United Space Alliance, LLC which provides ground processing and other operational services to the Space Shuttle program. We worked with NASA and others in the investigation of the tragic accident in February 2003 involving the Space Shuttle Columbia. The investigation is now completed. We do not expect that the effects of this accident will have a material impact on our results of operations, financial position or cash flows.

As described in Note 5 to the financial statements, we are continuing to pursue recovery of a significant portion of the unanticipated costs we incurred for a $180 million fixed-price contract with the U.S. Department of Energy (DoE) for the remediation of waste found in Pit 9. We have been unsuccessful to date in reaching agreement with the DoE on cost recovery or contract restructuring. In 1998, the management contractor for the project, a wholly-owned subsidiary of ours, at the DoE’s direction, terminated the Pit

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

9 contract for default. We sued the DoE in the U.S. Court of Federal Claims seeking to overturn the default termination and to recover our costs. The management contractor, at the DoE’s direction, sued us in the U.S. District Court in Idaho seeking, among other things, recovery of about $54 million previously paid to us under the contract. We filed counterclaims, again seeking to overturn the default termination and recover our costs. In 2001, the Court of Federal Claims dismissed our lawsuit against the DoE, finding that we lacked privity of contract with the DoE. On September 30, 2002, the U.S. Court of Appeals for the Federal Circuit affirmed the dismissal. We did not appeal the decision further and will continue to pursue our remedies in the Idaho proceeding, for which the trial before a judge began on August 5, 2003. The trial should conclude in November 2003, but a decision in the case is not expected before the end of 2003.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include short-term investments and long-term debt. Our long-term debt obligations are generally not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates. At the end of the third quarter of 2003, we had agreements in place to swap fixed interest rates on approximately $70 million of our long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed-rate debt instruments. At September 30, 2003, the fair values of interest rate swap agreements outstanding were not material. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. Changes in swap rates would affect the market value of the agreements, but those changes in value would be offset by changes in value of the underlying debt obligations.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At September 30, 2003, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. We do not hold or issue derivative financial instruments for trading purposes.

Lockheed Martin Corporation

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our disclosure controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

At September 30, 2003, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the Corporation’s future performance and are subject to risks, uncertainties and other important factors that could cause the Corporation’s actual performance to be materially different from those it projected.

Numerous factors, including potentially the following factors, could affect the Corporation’s forward-looking statements and actual performance: the ability to obtain or the timing of obtaining future government awards; the availability of government funding and customer requirements both domestically and internationally; changes in government or customer priorities due to program reviews or revisions to strategic objectives (including changes in priorities in response to terrorist threats or to improve homeland security); difficulties in developing and producing operationally advanced technology systems; the level of returns on pension and retirement plan assets; charges from any future FAS 142 reviews related to impairment of goodwill; the potential future impact of proposed tax legislation; the competitive environment; economic, business and political conditions both domestically and internationally; program performance (including performance issues with key suppliers and subcontractors); the timing and customer acceptance of product deliveries; the ability to achieve or realize savings through cost-cutting and other financial management programs; and the outcome of contingencies (including completion of acquisitions and divestitures, litigation and environmental remediation efforts).

The Corporation’s ability to monetize assets or the business reported in discontinued operations will depend upon market and economic conditions, and other factors, and may require receipt of regulatory or governmental approvals. Realization of the value of the Corporation’s investments in equity securities, or related equity earnings for a given period, may be affected by an investee’s ability to obtain adequate funding and execute its business plan, general market conditions, industry considerations specific to the investee’s business, and other factors.

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

For a discussion identifying some important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the

Lockheed Martin Corporation

Corporation’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and Forward-Looking Statements” on pages 19 through 20 and pages 23 through 28, respectively, of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 33 of this Form 10-Q; and “Note 5 – Contingencies” and “Note 7 – Other” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 10 through 12 and pages 15 through 18, respectively, of this Form 10-Q; and Part II – Item 1, “Legal Proceedings” on pages 38 through 39 of this Form 10-Q.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 5—Contingencies” on page 10 through page 12 and “Other Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 31 through page 33 of this Form 10-Q.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Lockheed Martin Corporation

On August 28, 2003, the Department of Justice filed complaints in partial intervention in two previously reported lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al. v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et. al. The Department alleges that we committed violations of the Resource Conservation and Recovery Act (RCRA) at the Paducah Gaseous Diffusion Plant by failing to properly handle, store, and transport hazardous waste and that we violated the False Claims Act by purportedly misleading Department of Energy officials and state regulators regarding the nature and extent of environmental noncompliance at the Plant. We believe the allegations are without merit and plan to defend against them.

On August 26, 2003, we entered into a settlement agreement by which we resolved, without the admission of any liability or wrongdoing and with the payment to the Department of Justice of a $37.9 million settlement amount, two previously reported qui tam lawsuits relating to the LANTIRN program. The settlement payment did not have a material impact on the Corporation’s results of operations, financial position or cash flows.

As previously reported, on March 19, 2003, the United States District Court for the Northern District of California, granted our motion for summary judgment ruling invalid a patent that Space Systems Loral alleged was infringed by our series 3000, 4000, 5000 and 7000 satellites, as well as our A2100 satellites. On October 7, 2003, the district court entered an order denying Space Systems Loral’s motion for reconsideration of the summary judgment order.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3	Bylaws of Lockheed Martin Corporation, as amended effective September 25, 2003

Amended Sections 3.04(a) and (b) of the Bylaws to change the charters of the Management Compensation and Development Committee and the Stock Option Subcommittee

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2003

Exhibit 31.1	Rule 13a-14(a) Certification of Vance D. Coffman

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Lockheed Martin Corporation

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Vance D. Coffman

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

(b)	Reports on Form 8-K filed in the third quarter of 2003.

1.	Current report on Form 8-K/A filed on July 22, 2003.

The Corporation amended its Form 8-K filed on June 27, 2003.

2.	Current report on Form 8-K filed on July 24, 2003.

The Corporation furnished information contained in its press release dated July 24, 2003 related to the Corporation’s financial results for quarter ended June 30, 2003.

3.	Current report on Form 8-K filed on August 8, 2003.

The Corporation filed information contained in its press releases dated August 6, 2003 and August 8, 2003 related to its offering and pricing, respectively, of convertible debentures, and its press release dated August 6, 2003 related to a debt tender offer.

4.	Current report on Form 8-K filed on August 26, 2003.

The Corporation filed information contained in its press release dated August 13, 2003 related to its completion of the sale of convertible debentures due 2033, and its press release dated August 20, 2003 related to completion of a debt tender offer.

5.	Current report on Form 8-K filed on September 16, 2003.

The Corporation filed information contained in its press release dated September 15, 2003 related to a definitive agreement to acquire The Titan Corporation.

(c)	Reports on Form 8-K filed subsequent to the third quarter of 2003.

1.	Current report on Form 8-K filed on October 28, 2003.

The Corporation furnished information contained in its press release dated October 28, 2003 related to the Corporation’s financial results for quarter ended September 30, 2003.

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date:	November 4, 2003	by:	/s/ Rajeev Bhalla
Rajeev Bhalla
Vice President and Controller
(Chief Accounting Officer)