Form 10-K
period 2003-12-31
LOCKHEED MARTIN CORP
filed 2004-03-08
CIK 936468

Filed March 5, 2004

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-11437

LOCKHEED MARTIN CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1893632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6801 Rockledge Drive, Bethesda, Maryland 20817-1877 (301/897-6000)

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business as of the last business day of the registrant’s most recently completed second quarter.

Approximately $21.4 billion as of June 30, 2003.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 447,252,536 shares outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2004 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and supports advanced technology systems, products and services. We serve customers in domestic and international defense, civil and commercial markets, with our principal customers being agencies of the U.S. Government. Lockheed Martin was formed in March 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. We are a Maryland corporation.

In 2003, approximately 78% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Approximately 16% of our net sales in 2003 were made to foreign governments (including foreign military sales). Approximately 6% of our net sales in 2003 were made to commercial customers (mainly launch services, satellites and information technology services).

Our principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817. Our telephone number is (301) 897-6000. Our home page on the Internet is www.lockheedmartin.com. We make our web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review that information.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our web site as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings on our web site. Our SEC reports can be accessed through the investor relations’ page of our web site, www.lockheedmartin.com/investor. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Lockheed Martin.

Business Segments

We operate in five principal business segments: Aeronautics; Electronic Systems; Space Systems; Integrated Systems & Solutions (IS&S); and Information & Technology Services. We formed IS&S in the second quarter of 2003 by combining two existing Lockheed Martin operating companies – Mission Systems (which was previously reported in the Electronic Systems business segment) and Management & Data Systems (which was previously reported in the Space Systems business segment), along with the Corporation’s Advanced Concepts organization. Our Systems Integration business segment was renamed Electronic Systems when

IS&S was formed. Our Technology Services segment was renamed Information & Technology Services to better reflect the scope of its business activities following the acquisition of the federal government information technology businesses of Affiliated Computer Services, Inc. (ACS) in the fourth quarter of 2003. The Aeronautics segment was unaffected by these changes. For more information concerning our segment presentation, see Note 16 - Information on Business Segments and Major Customers on page 112 of this Form 10-K. A brief description of each of our five business segments follows:

Aeronautics – Engaged in the design, research and development, systems integration, production, support and upgrade of advanced military aircraft and related technologies. Our customers include the military services of the United States and allied countries throughout the world. Major products and programs include the F-16 multi-role fighter, F/A-22 air dominance and multi-mission combat aircraft, F-35 Joint Strike Fighter, Japanese F-2 combat aircraft, Korean T-50 advanced trainer, C-130 tactical airlift aircraft, C-5 strategic airlift aircraft, C-27J medium transport aircraft and support for the F-117 stealth fighter and special mission and reconnaissance aircraft (e.g., P-3 Orion, S-3 Viking, U-2 and Big Safari modifications).

Electronic Systems – Engaged in the design, research, development, integration and production of high performance systems for undersea, shipboard, land and airborne applications. Major product lines include: missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; radars; platform integration systems; homeland security systems; surveillance and reconnaissance systems; advanced aviation management; security and information technology solutions; simulation and training systems; and postal automation systems.

Space Systems – Engaged in the design, research, development, engineering and production of satellites, strategic and defensive missile systems and launch services. The satellite product line includes both government and commercial satellites. Strategic and defensive missile systems include airborne and missile defense technologies and fleet ballistic missiles. Launch services include launches on Titan IV, Atlas and Proton launch vehicles, and also include the Space Shuttle’s external tank. In addition, the segment has investments in joint ventures that are principally engaged in businesses that complement and enhance other activities of the segment.

Integrated Systems & Solutions (IS&S)– Engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, reconnaissance and surveillance (C4ISR) activities of the U.S. Department of Defense (DoD), intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life-cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in space, air and ground systems. IS&S serves as the Corporation’s focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling, simulation and large-scale systems integration.

Information & Technology Services – Engaged in a wide array of information technology (IT), IT-related, and other technology services to federal agencies and other customers. Major product lines include: information technology integration and management; enterprise solutions; application development, maintenance, and consulting for strategic programs for the DoD and civil government agencies; aircraft and engine maintenance and modification services; management, operation, maintenance, training and logistics support for military, homeland security and civilian systems; launch, mission and analysis services for military, classified and commercial satellites; engineering, science and information services for NASA; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Comparative segment revenues, operating profits and related financial information for 2003, 2002, and 2001 are provided in Note 16 - Information on Business Segments and Major Customers on page 112 of this Form 10-K. All historical financial information has been reclassified to be consistent with the current segment presentation.

Aeronautics

Aeronautics designs, develops, researches, integrates, produces, updates and supports advanced military fighter and airlift aircraft, and related technologies. In 2003, Aeronautics’ net sales of $10.2 billion represented 32% of our total net sales. Aeronautics’ major lines of business are:

•	Combat Aircraft

•	Air Mobility

•	Aeronautical Research & Development.

Our Combat Aircraft business designs, develops, produces and provides systems support for fighter/attack aircraft, including:

•	F/A-22 “Raptor” - an air dominance and multi-mission stealth fighter

•	F-16 “Fighting Falcon” - a low-cost, multi-role fighter

•	F-35 “Joint Strike Fighter” - the next generation, stealth multi-role fighter

•	F-2 – Japan’s new support fighter

•	T-50 Golden Eagle – advanced fighter jet trainer for Korea

•	F-117 Nighthawk – total system support and sustainment.

We are the team leader for the F/A-22 “Raptor.” The F/A-22 is an air-dominance and multi-mission stealth combat aircraft with improved capabilities over current U.S. Air Force aircraft, including enhanced maneuverability, stealth, super-cruise speed and advanced integrated avionics that enable it to attack critical air and surface targets to gain and maintain air superiority against air-to-air and ground-to-air threats. The program is transitioning from development activities to the early stages of low-rate initial production. In 2003, nine F/A-22s were delivered, including the final five production representative test vehicles and the first four Production Lot 1 aircraft. In October 2003, the program entered into the operational test and evaluation phase. During the year, we also received contract awards for Production Lot 3 (21 aircraft) and incremental funding for Production Lot 4.

We believe that the F/A-22 program remains a high priority for the DoD and U.S. Air Force. We expect the program will continue to receive a high level of attention from Congress and the Administration in 2004. Our goal is to continue to work with the U.S. Air Force and our suppliers, through a variety of cost-efficiency initiatives, to maximize the number of F/A-22s that can be purchased for the budget allocated. The Office of Management and Budget recently announced its intention to conduct a comprehensive review of the F/A-22 program. This independent assessment will evaluate the performance, requirements and cost aspects of the program. We believe sustained improved performance in production and testing of the F/A-22 will re-validate the transformational qualities of this weapons system, and the suitability of the F/A-22 for continued production by the U.S. Air Force.

We are the prime contractor on the F-16 “Fighting Falcon” multi-role tactical fighter aircraft and continue to provide upgrades for the U.S. Air Force and our international customers. Since the program’s inception, over 4,000 F-16s have been delivered worldwide. In 2003, the F-16 program marked a milestone of 25 years of continuous production deliveries. For the year, we delivered 62 F-16s. We also finalized contracts with the governments of Poland for 48 aircraft, Chile for 10 aircraft and Oman for 12 aircraft. In December of 2003, we achieved the first flight of the F-16 Block 60 aircraft being produced for the United Arab Emirates (UAE) under an order placed in 2000. Production deliveries of the UAE aircraft are planned to begin in 2004.

For the next generation F-35 “Joint Strike Fighter,” the U.S. Air Force, U.S. Navy, U.S. Marine Corps. and other countries are working together to design, test and build a “family of aircraft” to meet their joint requirements. Built on a single assembly line, our F-35’s multiple-variant design will include the conventional takeoff and landing variant, the carrier-based variant and the short takeoff and vertical landing variant. The F-35 is designed to be a superior multi-role, stealth aircraft offering improvements in lethality, survivability, and supportability over most existing multi-role aircraft all within an overarching requirement for increased affordability in procurement as well as support. The F-35 is planned to replace the F-16 and A-10 for the U.S. Air Force, the F/A-18 for the U.S. Navy, the AV-8B and F/A-18 for the U.S. Marines, and the Harrier jet for the U.K. Royal Air Force and Navy. In 2003, Israel signed onto the program as a security cooperation participant, joining the United States and eight other partner countries (the United Kingdom, Netherlands, Italy, Canada, Denmark, Norway, Turkey and Australia).

Aeronautics was awarded the System Development and Demonstration (SDD) contract for the F-35 in the fourth quarter of 2001. Calendar year 2003 was the second full year of performance on the SDD contract. The preliminary design review was accomplished in the first half of 2003. We are now in the detailed design phase leading to the next major milestone, design, integration and maturation review, which is scheduled to begin in the second quarter of 2004. As part of the SDD contract, the Lockheed Martin led team will produce 22 aircraft (14 flying test aircraft and 8 ground test aircraft). Given the size of the F-35 program, we anticipate that there will be a number of studies related to the program and production quantities over time as part of the DoD’s normal budgeting process.

In Air Mobility, we design, develop, produce and provide full system support of tactical and strategic airlift and cargo aircraft. The C-130J is an advanced technology tactical transport aircraft offering improved performance and reliability and reduced operating and support cost over prior C-130 models. The C-130 is designed primarily to support the military mission of tactical combat transport. It also is a multi-mission platform that has been purchased in support of electronic combat, weather reconnaissance, sea surveillance and as an aerial tanker. The “J” model incorporates state-of-the-art cockpit and avionics, a more powerful and efficient propulsion system and other innovations into a proven, mission-tested airframe. In March 2003, we were awarded a multi-year contract to provide 40 CC-130Js to the U.S. Air Force and 20 KC-130Js to the U.S. Marine Corps. The multi-year contract allows for better long-term supplier pricing and solidifies our production planning, which are key factors to establishing a stable and profitable production profile. In addition to the multi-year contract, we also received an aircraft order from the U.S. Air Force as part of a five-year option contract bringing the total number of C-130Js ordered by all customers to 179 aircraft. In 2003, we delivered 15 C-130J aircraft. Inception-to-date through December 2003, we have delivered a total of 107 C-130Js to five countries, and there are 72 aircraft in backlog.

Other Air Mobility programs include the C-5 aircraft modernization and the C-27J. For the C-5 aircraft, we are involved in an avionics modernization, a reliability enhancement and re-engining program for the U.S. Air Force. The C-27J is a medium military transport aircraft. In 2003, we received two awards to provide avionics, propulsion systems and support to Alenia Aeronautica for contracts with the Italian and Greek Air Forces.

In addition, we are involved in other programs, including the joint Japan/U.S. production of the F-2 fighter aircraft. We provide sustained engineering, modifications and upgrades for existing aircraft, including the F-117, P-3, S-3 and U-2 reconnaissance aircraft. We are a co-developer, with the Korea Aerospace Industries (KAI), of the T-50 supersonic jet trainer aircraft for Korea.

In our Aeronautical Research & Development business, we are involved in advanced development programs and advanced design and rapid prototype applications. Our Advanced Development Program organization has made Unmanned Air Vehicles (UAVs) and Unmanned

Combat Air Vehicles (UCAVs) a focus of their efforts and is actively developing the operational concepts as well as enabling technologies to provide this asset to the DoD in a cost effective manner.

Aeronautics competes worldwide for military aircraft sales. We have primarily focused our activities in the areas of combat aircraft, air mobility and research & development. We are a major competitor in these areas throughout the world. Unlike commercial aircraft, military aircraft are subject to a wide variety of U.S. Government controls (e.g., export restrictions, market access, technology transfer and contracting practices). While a variety of factors determine the results of different competitions, price is a major determinant, as is past performance and customer confidence. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements. We have undertaken foreign offset requirements as part of securing some international contracts. Other critical factors are technical capabilities, government relationships, release of technology, prior purchase experience, financing and total cost of ownership. In many cases, especially in the international arena, the relationship with the U.S. and industrial cooperation programs are important factors in determining the outcome of competitions.

With respect to military aircraft, we compete with both domestic and international companies. Some or all of these companies are competing, or preparing to compete for unmanned military aircraft sales. Our military aircraft programs also face potential competition from the application of derivatives of commercial aircraft to missions that require large aircraft and the application of unmanned vehicles to missions that are now served by tactical-bomber capabilities.

With respect to tactical fighters, the F-16 remains a formidable competitor, especially on the basis of price. It competes less effectively where stealth is a major determinant, but otherwise the ability to update its capabilities with changes in sensor and weapon systems makes the F-16 a strong competitor.

The F-35 is envisioned to be a cornerstone of future defense capability and is planned to replace several existing multi-role fighters currently in production for the U.S. and its allied partners. Due to the number of governments that have signed up to participate in the system development and demonstration phase, we anticipate that significant international demand could develop for the F-35.

We believe that the F/A-22 is well positioned to evolve and help satisfy the long-range weapon delivery needs of our customers while providing the air dominance and multi-mission stealth combat capabilities needed for conventional military operations. The program currently is in low-rate initial production.

U.S. sales have historically been the major driver for product design and development activities for military combat and transport aircraft. This has changed somewhat over the years with international customers being willing to fund military aircraft research and development programs in cooperation with U.S. defense contractors. Examples of joint international development programs include the F-35 program currently with nine countries participating, the F-16 Block 60 program with the UAE, the T-50 trainer aircraft program with

KAI, the F-2 fighter program with Mitsubishi Heavy Industries of Japan, and the C-27J airlift aircraft program with Alenia Aeronautica of Italy.

Transport aircraft sales are driven by the need to maintain or replace large numbers of aircraft for which maintenance costs have been increasing and by high development costs for new replacement aircraft. In most cases, the choice has been to modernize and update the available aircraft. In some mission segments, new commercial aircraft derivatives will make suitable replacement platforms and may be the final choice. In most other cases, existing platforms will perform the job more capably if suitably modernized.

Based on current projected DoD spending profiles and budget priorities, we believe we are well positioned strategically and operationally to compete for combat and transport aircraft programs. If the DoD significantly alters future program plans, we would have to re-evaluate our current strategic thrusts and potentially re-program our resources to pursue a broad area of technical activities that could be newly important. We believe that our current products are competitive with potential unmanned systems. While we do not believe the unmanned technology is sufficiently robust for widespread replacement of manned vehicles for an extended period of time, we are pursuing plans to be competitive in the development and production of unmanned vehicles in the future. If the U.S. Government decides to make larger investments in competing or new programs, there is always the potential that the availability of adequate funding for our programs could be adversely affected.

The segment is dependent on the U.S. military and international governments as customers. In 2003, U.S. Government customers accounted for about 65% of the segment’s net sales.

Electronic Systems

Our Electronic Systems segment has several lines of business that mainly are engaged in U.S. defense work. Electronic Systems serves as a lead systems integrator. In 2003, Electronic Systems’ net sales of $9 billion represented 28% of our total net sales. Electronic Systems’ three major lines of business are:

•	Maritime Systems & Sensors

•	Missiles & Fire Control

•	Platform, Training & Transportation Solutions (PT&TS).

Maritime Systems & Sensors provides ship systems integration services, surface ship and submarine combat systems, sea-based missile defense systems, sensors, tactical avionics and missile launching systems. Missiles & Fire Control develops and produces land-based air and theater missile defense systems, tactical battlefield missiles, electro-optical systems, fire control and sensor systems, and precision-guided weapons and munitions. Our PT&TS business integrates mission-specific applications for fixed and rotary-wing platforms, develops and integrates postal automation and material handling systems, and provides information management solutions for government customers. PT&TS provides simulation, training and support services, integrates advanced air traffic control systems and develops homeland security systems and products.

Some of Electronic Systems’ significant programs in 2003 included: the Terminal High Altitude Area Defense (THAAD) system; the Aegis Weapon System; the Patriot Advanced Capability (PAC-3) missile; the Multiple Launch Rocket System (MLRS); and the Army Tactical Missile System (ATACMS). These top five programs represent less than 30% of Electronic Systems’ sales. The segment has a diverse portfolio of over 1,000 programs. Historically, this diversity has provided a stable backlog and reduced potential risks that can result from reductions in funding or changes in customer priorities.

The THAAD program is a transportable defensive missile system designed to engage targets both inside and outside of the earth’s atmosphere. The THAAD system is comprised of the THAAD battle management/command control, communications and intelligence units, missiles, launchers and ground support equipment. The THAAD program currently is in the engineering, manufacturing and development phase.

The Lockheed Martin-developed Aegis Weapon System is a naval defense system and the sea-based element of the U.S. ballistic missile defense system. The Aegis Weapon System is a radar and missile system, integrated with its own command and control system, intended to defend against advanced air, surface and subsurface threats. The Aegis Combat System program encompasses activities in the development, production, ship integration and test support for ships at sea. We manufacture major portions of the Aegis Combat System, with our primary customer being the U.S. Navy. We test and integrate weapon systems for the U.S. Navy’s Ticonderoga Class Cruiser and Arleigh Burke Class destroyer, along with the Kongo Class Destroyer for Japan, the F100 Class Frigate for Spain, the Nansen Class Frigate for Norway and the KDX Class Destroyer for Korea. We are expanding the capabilities of the Aegis Combat System, including major upgrades associated with sea-based missile defense.

The Patriot Advanced Capability-3 (PAC-3) missile is an advanced defensive missile designed to intercept incoming airborne threats. During 2003, we were awarded a U.S. Army contract to enhance the PAC-3 missile’s performance characteristics, intended to ensure its continued effectiveness against evolving threats. We also received a contract from the Army to accelerate production of the PAC-3 missile and purchase additional missiles during 2003.

The MLRS program is a fast-reaction, mass-firepower supplement to cannon artillery. MLRS has been in production since 1982. Customers include the U.S. Army, U.S. Marines and U.S. Army National Guard, as well as several foreign governments. During 2003, we received a contract to continue development of a guided MLRS, a transformational component of the U.S. Army’s objective force.

ATACMS, the first tactical surface-to-surface missile system ever used in combat by the U.S. Army, is an evolutionary family of long-range guided missiles that are fired from MLRS launchers. In 2003, we continued production and received supplemental funding to replenish stocks depleted during Operation Iraqi Freedom.

Electronic Systems’ major business orders during 2003 included our selection as one of three teams to advance to the preliminary design phase of the U.S. Navy’s program to develop a new Littoral Combat Ship. We also joined the national team developing the U.S. Navy’s next-generation destroyer, DD(X), receiving a subcontract to support ship systems engineering, command and control, undersea warfare, weapons control and phased array radar efforts. We received a contract to develop an advanced radar for the U.S. Navy’s E-2C Hawkeye aircraft, and were selected to develop and produce the multifunction utility logistics and equipment remote vehicle for the U.S. Army’s future combat system. We received a contract to provide C-130J training systems and services to the U.S. Air Force and were awarded a contract by the U.S. Missile Defense Agency to develop a high-altitude airship to host radars and other sensors on station at 65,000 feet. In support of the nation’s seaport security requirements, we have a contract with the U.S. Coast Guard contract to install in three U.S. ports vessel traffic service systems that enhance maritime safety and surveillance. Through a joint venture with Sikorsky Aircraft, in which we own 50%, we received a U.S. Navy contract to provide logistics support for in-service MH-60 helicopters.

Internationally, we received a contract to provide the Aegis Weapon System and support for the Republic of Korea’s new KDX-III destroyers. The United Kingdom’s Ministry of Defence selected Lockheed Martin to develop next-generation electronic warfare capabilities for British land forces. In Romania, we delivered an integrated national meteorological reporting system, and received a new contract for a hydrological forecasting system to help guard against the consequences of severe flooding. The Javelin Joint Venture, in which we own 40%, received contracts to provide the Javelin anti-tank weapon system to the United Kingdom and Australia. Another joint venture, Longbow Limited, in which we own 50%, received an order to provide eight Longbow fire control radars and support to Kuwait. Japan purchased a seventh lot of vertical launch antisubmarine rockets. We were selected to provide new electro-optical and infrared surveillance equipment for Canada’s fleet of CP140 Aurora maritime patrol aircraft under a contract from the Canadian Department of National Defence. We received an order from Albania to modernize its national airspace system. For the British Royal Navy, we are undertaking a two-year study of potential upgrades to the Merlin HM Mk 1 helicopter fleet, for which Lockheed Martin was the original prime contractor. We were selected to enhance our existing Greek National Vessel Traffic Management Information System, providing additional port security for the 2004 Olympic Games. Separately, we received a contract to provide upgraded tank driving and firing simulators for the Hellenic Army of Greece. We also have an agreement with the Swiss Defence Procurement Agency to provide 24 portable search and target acquisition radar systems.

Electronic Systems received follow-on orders in 2003 involving a number of established programs. We received multiple contracts for continued production of laser guided bomb kits for the U.S. Air Force and Navy, an order for vertical launching systems for the U.S. Navy and Republic of Korea Navy, and a contract to continue production of the High Mobility Artillery Rocket System, which will enable U.S. Army and Marine Corps transformation by supporting lighter, more mobile fighting forces. The U.S. Navy formally joined the Air Force-led Joint Air-to-Surface Standoff Missile (JASSM) program, awarding us a contract to integrate the missile with the service’s F/A-18E/F aircraft. Under a U.S. Air Force contract, we will develop an extended range version of the wind corrected munitions dispenser. A version of the wind corrected munitions dispenser, developed by Lockheed Martin, was used successfully during

Operation Iraqi Freedom. We also received a multi-year contract to provide common cockpit systems for the U.S. Navy supporting the MH-60S and MH-60R multi-mission helicopters.

Major program milestones achieved during 2003 included U.S. Air Force operational certification of the JASSM, following a rigorous testing program. JASSM is initially being deployed aboard B-52 bombers. The U.S. Air Force also approved our Sniper XR™ Advanced Targeting Pod to advance into qualification test and evaluation. We commenced deliveries of Sniper pods to the Air Force and also delivered to the Royal Norwegian Air Force the first of nine precision attack navigation and targeting pods, the export version of Sniper. As part of the Deepwater System program, the Integrated Coast Guard System team led by Lockheed Martin delivered to the U.S. Coast Guard the first upgraded communications system for a cutter. The upgrade gives crews access to a variety of previously unavailable intelligence and data sources. We successfully flight tested a low-cost autonomous attack system, which is a hybrid mini-cruise missile and UAV. We also successfully initiated flight-testing of the line-of-sight anti-tank system, a highly mobile kinetic energy missile designed to destroy armor and other targets.

Other major milestones included the delivery by an Australian joint venture, in which we participate as a 50% owner, of the Jindalee Operational Radar Network (JORN) to the Royal Australian Air Force. JORN provides all-weather surveillance up to 2,000 kilometers away from the Australian coastline. We completed, ahead of schedule, the rollout of a critical computer upgrade at 23 air traffic control facilities, helping the Federal Aviation Administration (FAA) to continue its modernization of the core en route airspace system. For the U.S. Postal Service, we completed installation of the wide field of view camera, an automated, mail-processing enhancement, at more than 1,600 facilities across the nation.

Electronic Systems’ broad portfolio of products and services forces it to compete against other large aerospace and defense companies and numerous smaller competitors. Electronic Systems’ business units often form teams with other companies that are competitors in other areas. The principal factors of competition include technical and management capability, price, past performance and our ability to provide solutions to our customers’ requirements on a timely basis.

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2003, U.S. Government customers accounted for approximately 82% of the segment’s total net sales.

Space Systems

Space Systems designs, develops, researches, engineers and produces military and commercial space systems. In 2003, Space Systems’ net sales of $6 billion represented approximately 19% of our total net sales. Space Systems’ principal lines of business are:

•	Satellites

•	Launch Services

•	Strategic & Defensive Missile Systems.

Our Satellites business designs, develops, manufactures and integrates advanced technology satellite systems for government and commercial applications. We are responsible for various classified systems and services in support of vital national security systems.

We are the prime contractor for Milstar, a military satellite communications system that provides the DoD, national command authorities and operational forces with reliable, secure, jam-proof communications among fixed-site, mobile and portable terminals. The Milstar system consists of the space segment (comprising five satellites to complete a ring constellation), the terminal segment (comprising communications terminals installed on ships, submarines, aircraft and vehicles) and the mission control segment. The Milstar satellite constellation was completed in 2003.

We are also under contract to develop the DoD’s next generation of highly secure communications satellites known as the Advanced Extremely High Frequency (AEHF) system. As envisioned by the DoD, the fully operational system constellation will consist of four networked satellites (plus an in-orbit spare). These satellites will provide improved secure data throughput capability and coverage flexibility to regional and global military operations and also will be compatible with the Milstar I and II system. The AEHF communication system includes the aforementioned satellite constellation, mission control segment and terminal development. Our current contract includes two space vehicles and development of the ground segment.

Lockheed Martin is the prime contractor for the Global Positioning System (GPS) IIR program, which includes 20 satellites that will improve navigation accuracy and provide longer autonomous satellite operation than current global positioning satellites. In 2003, we successfully launched three GPS IIR satellites.

We are also the prime contractor for the Space-Based Infrared System (SBIRS) program. SBIRS is providing the nation with enhanced worldwide missile detection and tracking capabilities. The consolidated ground system is now operational and processes data from the Defense Support Program satellites and manages the satellite constellation. The ground system also provides the foundation to evolve mission capabilities as SBIRS-High payloads and satellites are deployed. SBIRS-High is envisioned to operate with a total of four satellites in geo-synchronous earth orbit and two sensors in highly-elliptical orbit to increase mission capabilities for missile warning, missile defense and technical intelligence. Our current contract includes two geo-synchronous orbit spacecraft and two highly-elliptical orbit payloads.

We produce exploration spacecraft, earth-orbiting satellites and sensors for Earth observation and environmental monitoring. Spacecraft include the Hubble Space Telescope, Spitzer Space Telescope, Defense Meteorological Satellite Program satellites, Mars Odyssey, Mars Reconnaissance Orbiter, Mars Phoenix Lander, Genesis and Stardust.

Our satellite business also designs, builds, markets and operates turnkey commercial satellite systems for space-based telecommunications and provides space-based solutions for other applications. In 2003, our business was awarded five new commercial satellite orders. Our satellite business also includes a 46% ownership interest in Space Imaging LLC. Space Imaging is a supplier of satellite images, satellite imaging access, and related products and services.

We provide launch services to both government and commercial customers. We design, develop, manufacture and integrate expendable and reusable space launch systems for the DoD, NASA and commercial customers.

The Titan IV is the nation’s largest expendable launch vehicle, delivering the largest national security payloads to space. We are the prime contractor to the U.S. Air Force for the development, program management, production, payload, integration and launch operations for the Titan IV. Our contract calls for the launch of 39 vehicles. As of year-end 2003, we had launched 36 Titan IVs. We also produced the Titan II, a refurbished intercontinental ballistic missile used for launching spacecraft. In 2003, the final Titan II was launched, capping an overall success record of 100%.

We currently sell three configurations of the Atlas family of launch vehicles (the Atlas II, Atlas III and Atlas V). As of year-end 2003, the Atlas family of launch vehicles has a record of 68 consecutive successful launches. Atlas V, the newest member of the Atlas family, offers improved performance and value to our customers. The Atlas V is powered by the RD-180 liquid oxygen/kerosene engine and can be configured with up to five solid rocket boosters. The flexible solid rocket booster configuration enables the Atlas to perform launch missions from low-Earth orbit to geo-synchronous orbit. The Atlas V utilizes a modular design and is more operationally efficient than prior systems. As a result, less time is required to process and prepare each vehicle for launch. This affords greater flexibility in meeting customer launch schedule and mission performance requirements.

We developed the Atlas V in cooperation with the U.S. Air Force as part of the Evolved Expendable Launch Vehicle (EELV) program, utilizing best practices from both the Atlas and Titan programs. Atlas V serves as both a commercial and government launch system.

The commercial side of our Launch Services business includes the Lockheed Martin-built Atlas family of launch vehicles and the Proton and Angara family of launch vehicles manufactured by our primary joint venture partner, Khrunichev State Research and Production Space Center. Launch services for the Atlas, Proton and Angara launch vehicles are marketed to customers worldwide through International Launch Services (ILS).

In 1992, we entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). LKEI has exclusive rights to launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. We consolidate the results of operations of LKEI and ILS into our financial statements. For additional information concerning LKEI and ILS, see “Management’s Discussion and Analysis—Space Business” on page 46 and 47 of this Form 10-K.

We also manufacture the NASA Space Shuttle external tank at the NASA Michoud Assembly Facility in New Orleans, Louisiana. We operate the facility under a government-owned, contractor-operated contract with NASA. The tank is the only major non-reusable element of the Space Shuttle. One tank is used for each launch. Our existing contract for production of the external tanks runs through 2008.

Our Launch business also includes a 50% ownership interest in United Space Alliance, LLC (USA). USA is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. USA also performs the modification, testing and checkout operations required to prepare Space Shuttles for launch.

Our Strategic & Defensive Missile Systems business has been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since the program’s inception in 1955. The Trident II D5 is the latest generation of submarine launched ballistic missiles, following the highly successful Polaris, Poseidon, and Trident I C4 programs. The Trident II D5 began full production in 1988 and has achieved a mission-success track record of 104 consecutive successful test launches. The Trident II D5 is the only intercontinental ballistic missile in production in the United States.

We also are integrally involved with several missile defense programs. The Boost Vehicle-Plus contract is part of the Ground-based Midcourse Design program dual boost vehicle strategy, in which Lockheed Martin is developing one of two booster configurations. Lockheed Martin is completing the boost vehicle design. Lockheed Martin is one of three industry teammates developing the Airborne Laser Weapon (ABL). ABL is a revolutionary weapon system consisting of a modified Boeing 747 aircraft carrying a megawatt-class chemical laser. ABL is being designed to acquire, track and destroy missiles during boost phase, over the launch area and away from friendly forces. It is being designed to counter ballistic missiles, and may have capability against other types of airborne threats. Lockheed Martin is responsible for the beam control/fire control system, surveillance sensors within the battle management, and the command and control segment of the weapon system. In December 2003, Lockheed Martin was selected as the sole contractor for the Missile Defense Agency Targets and Countermeasures Prime Contract. We will be responsible for the selection, development, acquisition, integration, and launch of individual target vehicles to support that agency’s test program for emerging interceptors.

We compete worldwide for satellites, launch services and strategic and defensive missile systems against numerous competitors.

Government purchases of large-scale satellite systems, launch systems and strategic missiles are characterized by major competitions governed by DoD or NASA procurement regulations. While the evaluation criteria for selection varies from competition to competition, it is generally characterized by the customer’s best value determination, which includes several important elements, such as price, technical capability, schedule and past performance.

Based on current projected DoD, NASA and other government spending profiles and budget priorities, we believe we are well positioned to compete for Government satellites, launch systems and strategic and defensive missile systems programs. Future competitions for government systems include DoD initiatives for transformational communications, global positioning, space-based radar, mobile communications, planetary exploration and science, EELV procurements, and NASA’s Space Exploration initiative.

Commercial demand for geo-stationary telecommunications satellites and intermediate class launch vehicles that place these commercial satellites in orbit has been very soft as a result of overcapacity. This has created significant price and competitive pressures. In 2003, we received orders for five new satellites, generally for replacement satellites versus capacity expansion. For further discussion of competitive factors in the sales of commercial satellites, see “Management’s Discussion & Analysis – Space Business” on page 46 and 47 of this Form 10-K.

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2003, U.S. Government customers accounted for approximately 82% of the segment’s net sales.

Integrated Systems & Solutions

Integrated Systems & Solutions (IS&S) is engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, reconnaissance and surveillance (C4ISR) activities of the DoD, intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in space, air and ground systems. IS&S serves as the Corporation’s focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling, simulation and large-scale systems integration.

In 2003, IS&S had net sales of $3.4 billion, which represented 11% of Lockheed Martin’s total net sales. The major business areas of IS&S are:

•	Intelligence Systems & Solutions

•	DoD C4ISR.

Our Intelligence Systems & Solutions business area develops classified systems in support of the nation’s intelligence community and homeland security. We help plan and define future capabilities, as well as develop large enterprise system solutions. We provide capabilities spanning products from consumers of intelligence to systems that gather, process, assimilate, fuse and distribute data from ground, air and space assets.

Our DoD C4ISR business area is responsible for complex systems integration support to provide real-time situational awareness of actionable decision quality information to the DoD warfighter community. This information is generated through the fusion of open architectures and horizontal integration of multiple systems to provide mission critical support in the areas of battlespace awareness, missile defense and strategic C4ISR. We also provide systems, engineering, integration and test support to the national space launch range system and real-time support for satellite telemetry processing. IS&S provides the DoD with a messaging system that has full interoperability with the U.S. Government, allies, defense contractors and other authorized users. In addition, we provide assistance in generating IT solutions for combat support logistics and supply tracking systems.

Some of the major programs at IS&S are:

•	Integrated Space Command and Control (ISC2)

•	Range Standardization and Automation (RSA IIA)

•	Command and Control Battle Management & Communications (C2BMC)

•	Global Command and Control System – Army (GCCS-A)

•	Theater Battle Management Core Systems (TBMCS).

We are the prime contractor for the U.S. Air Force’s ISC2 program. Our primary role is to integrate and modernize air, missile, space command and control infrastructure. This program provides for the evolution, sustainment, and support for the U.S. Space Command legacy command and control (C2) systems into a net-centric, modern system architecture that will provide data in a single common operational picture.

The RSA IIA program provides support to the U.S. Air Force in the consolidation and automation of critical range telemetry, tracking, safety and management systems for space launch operations at Vandenberg AFB and Cape Canaveral Florida. This program provides integrated launch data in a common operational picture for the customer.

On the C2BMC program, we are a member of the Missile Defense National Team that is constructing the complex systems that will comprise the global missile defense shield for the Missile Defense Agency. Our role is to develop the Battle Management Command Control and Communications architecture and provide assistance in the development of operational concepts and testing.

The GCCS-A program is the U.S. Army complement to the Global Command and Control System and extends GCCS functionality to address Army requirements and provide real-time situational awareness to the warfighter community.

The TBMCS program includes system architecture and design, software development, integration, system test, deployment and field support. The principal objectives of the TBMCS program are improved interoperability, standard user interfaces and flexible architecture to adapt to changing user requirements and new C4I technologies. We are the prime contractor for the U.S. Air Force on this program.

IS&S is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2003, U.S. government customers accounted for 95% of net sales at IS&S.

The range of products and services at IS&S results in competition with other large aerospace and defense companies as well as with numerous smaller competitors. The principal competitive discriminators include technical and management capability, the ability to develop and implement complex, integrated system architectures, price and past performance. Program requirements frequently result in the formation of teams such that companies teamed on one program are competitors for another.

Information & Technology Services

Our Information & Technology Services (I&TS) segment provides a wide array of information, management, engineering, scientific and logistics solutions and services to government agencies and other customers. In 2003, I&TS had net sales of $3.2 billion, which represented 10% of our total net sales. I&TS has three lines of business:

•	Defense

•	Information Technology

•	NASA.

Our Defense business provides a wide range of professional, engineering, and technical solutions and services for the DoD, the Department of Homeland Security, the U.S. intelligence community and several foreign governments. We provide solutions for IT-related programs, training and simulation, document management and supply chain management. We perform aircraft and aircraft-engine maintenance, modifications, repair and overhaul. In addition, we manage mission critical infrastructure and systems. We provide operation management, integration and assembly, maintenance, logistics and engineering functions for a wide array of military systems. These include aircrew training, flight-simulator engineering support and assembly. We install, integrate, upgrade and perform repair services for a variety of aircraft, computer, communications, command and control, radar, target, simulation and surveillance systems. We also provide facility support, field teams, spacecraft transportation, “clean-room” based satellite processing, launch pad activation, satellite early-orbit test and checkout, satellite mission operations, ground systems development and sustainment, and post-processing information analysis and related ground systems sustainment.

Our Defense business also manages two large laboratory facilities in the U.S. for the Department of Energy (DoE) and participates in the management of a large facility in the U.K. The Knolls Atomic Power Laboratory designs nuclear reactors for the U.S. Navy. It also supports the existing fleet of nuclear powered ships and trains the Navy personnel who operate those ships. Sandia National Laboratories supports the stewardship of the U.S. nuclear weapons stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials and processes, pulsed power, micro-electronics and photonics, micro-robotics, and computational and information sciences. In the U.K., we own one-third of a joint venture that manages the Atomic Weapons Establishment program.

Our Information Technology business provides IT support to federal, state and local government agencies. Our customers include the U.S. Social Security Administration, Patent and Trademark Office, DoD, DoE, NASA, and the Departments of Justice and Health and Human Services. We provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance and enterprise solutions. Much of the work we perform is contracted through task order vehicles (indefinite-delivery/indefinite-quantity contracts) or a Government Services Administration schedule.

In December 2003, we acquired the federal government information technology businesses of ACS. At the same time, we sold our commercial IT business units that previously were part of I&TS and IS&S to ACS.

For NASA, we provide engineering, science and information services at nine centers across the country. We perform or provide mission operations, flight hardware and payload development and integration, propulsion testing, engineering and technical support for life sciences, information technology engineering design and support services, and software design, development and process control.

I&TS received several new and follow-on contracts in 2003. We received new awards from the U.S. Air Force for managing the supply chain of the TF39 and T56 aircraft engine programs and outsourcing contracts to provide IT services to the Pentagon Communications Agency, the U.S. Army for the rapid response contract vehicle, the Transportation Security Administration (TSA) for integration and training, NASA for the bioastronautics program, (under a subcontract with Wyle Laboratories), the U.S. Navy for phased depot maintenance of the P-3 aircraft, and the Centers for Disease Control for IT services.

In 2003, to strengthen our growing business in military aircraft engine sales, I&TS established a limited partnership with GE Aircraft Engines through which some GE military engine lines will be overhauled and upgraded at Lockheed Martin’s Kelly Aviation Center in San Antonio, Texas. We own 85% of that limited partnership.

I&TS competes against other aerospace and defense firms, IT service providers and other service companies. The competitive landscape is highly fragmented with no single company or small group of companies in dominant positions. The principal factors of competition include price, technical and management capability, past performance and, increasingly, the ability to develop and implement complex, integrated solutions to meet the challenges facing government customers across their entire enterprise.

The segment is heavily dependent on both military and civilian agencies as customers. In 2003, U.S. Government customers accounted for approximately 88% of the segment’s total net sales.

Patents

As of December 31, 2003, we owned in excess of 2,000 U.S. patents and 800 foreign patents, and had approximately 1,500 U.S. patent applications and 900 foreign patent applications pending. In addition to owning a large portfolio of intellectual property, we also license intellectual property to, and from, third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Un-patented research, development and engineering skills also make an important contribution to our business. We currently are defending several lawsuits that allege infringement of other companies’ patents.

While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. We also do not believe that any of our pending intellectual property litigation, if decided adversely, would have a material effect on our business taken as a whole.

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. We generally have not experienced difficulty in our ability to obtain raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space programs. Aluminum and titanium generally have been in good supply. Carbon fiber is an important ingredient in the composite material that is used in our Aeronautics programs, such as the F/A-22 and F-35. Nicalon fiber also is a key material used on the F/A-22 aircraft. One type of carbon fiber and the nicalon fiber that we use are currently only available from single-source suppliers. Aluminum lithium, which we use in the producing the Space Shuttle’s external tank and for F-16 structural components, also is currently only available from limited sources. While we do not anticipate material problems regarding the supply of our raw materials, it is possible that the unavailability of key materials in the future could delay one or more of our programs, result in increased costs or reduce award fees.

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Government Contracts and Regulation

Our businesses are heavily regulated in most of our fields of endeavor. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, the U.S. Postal Service, the Social Security Administration, the Patent and Trademark Office, and the Departments of Energy, Justice, Health and Human Services, Homeland Security, State and Transportation. Similar government authorities exist with respect to our international efforts.

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

We have investments in several satellite or telecommunications ventures, which are subject to regulation by the Federal Communications Commission (FCC) and other international telecommunications regulatory authorities. FCC and other regulatory decisions have had and are likely to continue to have an impact on the value of those investments. In 2000, Congress passed the Open-market Reorganization for the Betterment of International Telecommunications Act that, among other measures, establishes deadlines for completion of initial public offerings by Intelsat and Inmarsat Group Holdings Ltd., as well as specific criteria for determining whether the privatizations of those entities are pro-competitive. If those criteria are not met, the FCC may limit access by U.S. users of the satellite capacity of the privatized entities for certain services. If this were to occur, the value of the Corporation’s investment in those entities could be adversely affected.

Backlog

At December 31, 2003, our total negotiated backlog was $76.9 billion compared with $70.4 billion at the end of 2002. Of our total 2003 year-end backlog, approximately $51.3 billion, or 67%, is not expected to be filled within one year.

These amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer or Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite-quantity (IDIQ) type contracts. Funded backlog was $39.1 billion at December 31, 2003. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis—“Discussion of Business Segments” on pages 58 through 66 of this Form 10-K.

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

We manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs have historically been the responsibility of the government and we relied (and continue to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance, are typically borne by either the government or the contractor, depending on the contract and the relevant facts. Fines and penalties are no longer deemed allowable costs under the contracts pursuant to which such facilities are managed.

Most of the laws governing environmental matters include criminal provisions. If we were convicted of a violation of the Federal Clean Air Act or the Clean Water Act, our facility or facilities involved in the violation would be placed by EPA on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded to us during any period of listing by the EPA.

We have incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. We are, for example, expending significant funds to conduct soil and groundwater remediation under administrative orders and consent decrees at the sites of the Corporation’s discontinued operations in Burbank and Redlands, California. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are changing cost estimates, continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 53 through 54 and Note 15—Commitments and Contingencies on page 110 through page 112 of this Form 10-K.

Research and Development

We conduct research and development activities under customer funded contracts and with Independent Research and Development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In 2003, we expensed approximately $903 million of IR&D, product development and bid and proposal costs, a substantial portion of which was included in general and administrative costs allocable to U.S. Government contracts. We expensed $830 million and $679 million on such activities in 2002 and 2001, respectively.

During 2003, we did not undertake the development of a new product or line of business requiring the investment of a material amount of our total assets, other than increasing investments in the development or improvement of launch vehicles. See “Research and development and similar costs” in Note 1 — Significant Accounting Policies of the Notes to Consolidated Financial Statements on page 85 of this Form 10-K.

Employees

At December 31, 2003, we had approximately 130,000 employees, the majority of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The demand for workers with specialized engineering, information technology, technical skills and security clearances within the aerospace, defense and information technology industries is likely to remain high for the foreseeable future, while the pool of trained individuals with those skills has been declining. As a result, we are competing with other companies with similar needs in hiring skilled employees, and we may incur increased labor, recruiting or training costs so as to have access to the required skills. Management considers employee relations generally to be good.

Approximately one-fifth of our employees are covered by over a hundred separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful at negotiating successor agreements without any material disruption of operating activities. This does not assure, however, that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements when they expire. If we were unsuccessful in those efforts, there is the potential that we could incur unanticipated delays or expenses in the programs affected by any resulting work stoppages.

Risk Factors and Forward-Looking Statements

An investment in our common stock or debt securities involves risks and uncertainties. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase our securities.

This Form 10-K also contains statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, scheduled, forecast and similar expressions are intended to identify forward-looking statements.

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

We rely heavily on sales to the U.S. Government.

We derive approximately 78% of our revenue from sales to the U.S. Government. We expect that U.S. Government sales will be the primary source of our revenue for the foreseeable future. Our ability to successfully compete for and retain business is highly dependent on technical excellence, management proficiency, strategic alliances, cost-effective performance and the ability to recruit and retain key personnel. U.S. Government programs are subject to uncertain future funding levels that can result in the extension or termination of programs. Our business is also highly sensitive to changes in national and international priorities and U.S. Government budgets. Events like Operation Iraqi Freedom and the continuing war on terrorism may positively or adversely affect funding for our programs or result in changes in U.S. Government programs or spending priorities.

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

These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts.

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, including the Defense Contract Audit Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Our review, the SEC investigation and the Department of Justice inquiry of Titan may not be completed, or may not be conclusive, by the scheduled Titan stockholders’ meeting date or the closing date.

In September 2003, we announced that we had entered into a merger agreement to acquire The Titan Corporation. On February 13, 2004, Lockheed Martin and Titan announced that representatives of both companies had initiated meetings with the Department of Justice and the SEC to advise of an internal review relating to certain agreements between Titan and international consultants and related payments in foreign countries. The SEC informed Lockheed Martin and Titan that it has commenced an investigation into whether payments by Titan were made in violation of applicable law. Lockheed Martin is independently reviewing Titan’s payments to international consultants to assess whether all conditions to the closing of the proposed merger will be satisfied. Lockheed Martin has requested that Titan afford it access to all relevant information related to its relationships with international consultants so that the review may be completed in advance of the Titan stockholders’ meeting. Titan is cooperating with this request, as well as conducting its own review.

During the course of our review, we learned of allegations that improper payments were made, or items of value were provided, by consultants for Titan or its subsidiaries directly or indirectly to foreign officials. The alleged payments and provision of items of value, if true, raise questions concerning whether there has been a violation of the Foreign Corrupt Practices Act. We also are reviewing with Titan whether payments made by Titan to consultants were accurately reflected on Titan’s books and records. Our review is ongoing. Together with Titan, we disclosed the allegations in a meeting with the SEC and the Department of Justice. During that meeting, Lockheed Martin and Titan were informed that the Department of Justice has initiated a criminal inquiry into this matter.

The Titan stockholders’ meeting for consideration of the merger is currently scheduled for March 16, 2004. It is possible that the results of the Titan and Lockheed Martin internal reviews may not be completed by that date or may not be conclusive. In that instance, Lockheed Martin would need to determine whether the conditions to the merger have been satisfied. Moreover, even if the Titan and Lockheed Martin reviews have been concluded prior to the date of the Titan stockholders’ meeting, the SEC and the Department of Justice may not have concluded their investigations. If the government subsequently concludes that unlawful payments were made by Titan, action could be taken against Titan or some of its employees. These actions could include fines, penalties, criminal sanctions and limitations upon the ability of the affected Titan business or businesses to export products or enter into future U.S. Government contracts.

Closing of the Titan transaction is subject to approval of Titan’s stockholders, the absence of any material adverse change in Titan and other conditions set forth in the merger agreement. Either Lockheed Martin or Titan may terminate the merger agreement if the merger is not completed by March 31, 2004, provided that the party seeking to terminate the agreement is not then in material breach of its obligations under the merger agreement in a manner that has contributed to the failure to consummate the merger. The full text of the merger agreement is filed as an attachment to the proxy statement/prospectus mailed to Titan stockholders and is attached as an exhibit to this Form 10-K.

Organizational conflicts of interest may exist upon consummation of acquisitions

Some of the contracts performed by the federal government IT business of ACS that we acquired in 2003 involve activities such as assisting government customers’ evaluation of other contractors’ proposals or performance, including in some cases Lockheed Martin. The Titan Corporation also has a number of contracts with organization conflicts of interest provisions. As a result, a U.S. government customer may consider whether Lockheed Martin can adequately mitigate any organizational conflict of interest issues these contracts might create with Lockheed Martin’s existing businesses. Mitigation approaches could include the implementation of firewalls or organizational separation of the evaluation of contracts from the Lockheed Martin businesses performing or seeking to obtain contracts that would be subject to evaluation. If the government customer views these mitigation efforts as inadequate, Lockheed Martin may have to divest the contracts in order to satisfy customer concerns or the customer could terminate the contracts. In addition, if the customer were to determine that organizational conflict of interest issues are raised by an acquisition with respect to a particular contract and that mitigation would be inadequate to address those issues, that customer could cancel the contract. Discussions are continuing with customers regarding mitigation of organizational conflict of interest issues under contracts associated with the former federal IT business of ACS and with respect to the proposed acquisition of Titan. In response to concerns raised by the U.S. government, Titan has divested certain contracts with organizational conflict of interest provisions and the related business unit where these conflicts could not be mitigated to the satisfaction of the customer. Neither the revenues associated with the divested contracts, nor the divestiture transaction itself, were material to Titan. We could encounter similar issues in future acquisitions if the target company has contracts with organizational conflict of interest provisions.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. Components of certain of the defense systems and products we develop are explosive and inherently dangerous. Failures of launch vehicles, spacecraft and satellites, missile systems, air-traffic control systems, train-control systems, homeland security applications, nuclear facilities, and aircraft have the potential to cause loss of life and extensive property damage. We may face liabilities related to the maintenance or servicing of aircraft or other platforms or for training services we supply in the course of our business. In addition, from time-to-time, we have employees deployed on-site at active military installations or locations. Although indemnification by the U.S. Government may be available in some instances for our defense businesses, U.S. Government indemnification may not be available to cover potential claims or liabilities resulting from a failure of technologies developed and deployed for homeland security purposes. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We do plan to seek limitation of such potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the “SAFETY Act” provisions of the Homeland Security Act of 2002. In the event we were to provide homeland security-related products and services to a customer without such qualification, we would not be afforded the benefit of the SAFETY Act’s cap on tort liability or U.S. Government indemnification.

Substantial claims resulting from an accident in excess of U.S. Government indemnity and our insurance coverage could harm our financial condition and operating results. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Cost over-runs on our contracts could subject us to losses or adversely affect our future business.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are absorbed by us. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursement contracts, which are subject to a contract-ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected.

Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2003, our backlog included both cost reimbursement and fixed-price contracts. Cost reimbursement contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursement contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on accounting policies and internal controls we have in place for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis—Critical Accounting Policies—Contract Accounting/Revenue Recognition” on page 49 and Note 1 “Significant Accounting Policies” to the financial statements on page 85.

The level of returns on pension and retirement plan assets, changes in interest rates and other factors could affect our earnings in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our employee benefit plans. This is particularly true with income or expense for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels. An example of how changes in our assumptions related to employee benefit plans can affect our financial statements occurred in 2003. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Policies—Post-Retirement Benefit Plans” on page 51 of this Form 10-K.

Declines in the value of our equity investments may affect our future earnings or shareholders’ equity.

We have investments in equity securities of several companies. We review these investments each quarter to evaluate our ability to recover our investments. We record an impairment charge if the fair value of the investment has declined below our carrying value, and that decline is viewed to be other than temporary. We estimate the fair values based market prices when available and other valuation methods (e.g., discounted cash flow analyses, sum-of-the-parts valuations and trading multiples). In estimating fair value, we are required to exercise judgment. Changes in our assumptions could affect our estimate of fair value. For a discussion of the factors we consider, see “Management’s Discussion and Analysis—Equity Investments” on page 71 of this Form 10-K.

Many of our investments are concentrated in the satellite services and telecommunications industries. These industries continue to be adversely affected by the capital markets, excess satellite capacity and competition from other kinds of telecommunications services, including fiber optic cable and other wireless communication technologies. The value of our equity investments, or related equity earnings for a given period, may be affected by the ability of the companies to successfully execute their business plans, the availability of funding (including the ability to raise equity or debt), market valuations, industry considerations specific to each company’s business, general economic conditions and other factors.

International sales pose potentially greater risks.

Our international business tends to have more risk than our domestic business due to the greater potential for changes in foreign economic and political environments. Our international business is also highly sensitive to changes in foreign national priorities and government budgets. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. Our contracts, however, generally are denominated in U.S. dollars.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies (including environmental remediation costs) that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3—Legal Proceedings on page 33 and Note 15—Commitments and Contingencies on page 110 through page 112 of this Form 10-K.

In addition, general economic conditions and trends, including interest rates, government budgets and inflation, can and do affect our businesses. For a discussion identifying additional risk factors and important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the discussion of Government Contracts and Regulation on page 20 through page 21, “Industry Considerations” in Management’s Discussion and Analysis on page 44 through page 49, Note 1—Significant Accounting Policies on page 82 through page 88, and “Critical Accounting Policies” in Management’s Discussion and Analysis on page 49 through page 54 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

Our actual financial results likely will be different from those projected due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not rely on forward-looking statements. The forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K. We expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect the occurrence of subsequent events, changed circumstances, changes in our expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

ITEM 2.	PROPERTIES

At December 31, 2003, we operated in 406 locations (including, offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) throughout the United States and internationally. Of these, we owned 50 locations aggregating approximately 33 million square feet and leased space at 356 locations aggregating approximately 22 million square feet. We also manage or occupy various government-owned facilities. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2003, our lines of business had major operations at the following locations:

•	Aeronautics —Palmdale, California; Marietta, Georgia; and Fort Worth, Texas.

•	Electronic Systems —Troy, Alabama; Camden, Arkansas; Orlando, Florida; Baltimore and Rockville, Maryland; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; and Manassas, Virginia.

•	Space Systems —San Diego, Sunnyvale and Palo Alto, California; Denver, Colorado; New Orleans, Louisiana; Valley Forge and Newtown, Pennsylvania; and Harlingen, Texas.

•	Integrated Systems & Solutions — Goodyear, Arizona; San Diego, San Jose and Santa Maria, California; Boulder, Colorado Springs and Denver, Colorado; Gaithersburg and Hanover, Maryland; Valley Forge, Pennsylvania; and Reston and Fairfax, Virginia.

•	Information & Technology Services —Sunnyvale, California; Cherry Hill, New Jersey; Albuquerque, New Mexico; Niskayuna, New York; Greenville, South Carolina; Houston and San Antonio, Texas; and the Washington, D.C. Metropolitan area.

•	Corporate and other locations —Bethesda and Clarksburg, Maryland; Arlington (Crystal City), Virginia; and Lakeland, Florida.

At December 31, 2003, a summary of our floor space by core operating unit consisted of:

(Square feet in millions)	Leased	Owned	Government Owned	Total
Aeronautics	1.2	4.9	14.9	21.0
Electronic Systems	8.7	12.2	0.2	21.1
Space Systems	1.9	9.5	5.0	16.4
Integrated Systems & Solutions	3.1	3.2	0.0	6.3
Information & Technology Services	5.3	0.4	6.1	11.8
Corporate & other locations	1.4	2.6	0.0	4.0
Total	21.6	32.8	26.2	80.6

At December 31, 2003, we owned various large tracts of land that are available for sale or development. The location and approximate size of these tracts include:

Location	Acreage
Riverside County, California	2,660
Orlando, Florida	550
Palmdale, California	650

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

The two previously reported class action complaints filed against the Corporation and certain of its officers and directors in the United States District Court for the Central District of California, Kops et al. v. Lockheed Martin Corporation et al. and In re Lockheed Martin Corp. Securities Litigation, were dismissed in 2003. At the request of the plaintiffs, the Kops lawsuit was dismissed without prejudice on December 18, 2003. The second case, In re Lockheed Martin Corp. Securities Litigation, was dismissed by the district court with prejudice on March 26, 2003. Plaintiffs in that case have appealed the court’s decision to the United States Court of Appeals for the Ninth Circuit.

As previously reported, in 1994, we were awarded a $180 million fixed-price contract by the DoE for the design, construction and limited test of remediation facilities, and the remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The DoE, through Lockheed Martin Idaho Technologies Company, its management contractor, terminated the Pit 9 contract for default on June 1, 1998. The DoE lawsuit, together with our counterclaims, were tried in the U.S. District Court in Pocatello, Idaho from August through November 2003. At trial, the DoE sought damages and interest totaling approximately $100 million. We sought to overturn the termination for default and damages of approximately $270 million. The parties are completing post-trial briefing. We expect that the matter will be submitted to the trial court for decision in March 2004. We have assumed that we will recover some portion of our costs, which are recorded in inventory, based on our estimate of the outcome of the case. It is not possible to predict the outcome of the lawsuit with certainty. The court may award damages to either party in the full amount it sought at trial or in some lesser amount. We expect the court to render a decision later in 2004, although final resolution of the lawsuit will likely depend upon the outcome of further proceedings and possible negotiations with the DoE.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 53 through 54 and Note 15—Commitments and Contingencies on page 110 through page 112 of this Form 10-K.

In a related matter, and as previously reported, we have been in litigation with residents of Redlands, California since 1997 regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals and putative classes of individuals arising from our alleged contribution to regional groundwater contamination. The California Supreme Court issued a final decision on March 3, 2003 dismissing all of the class allegations. Trial preparations continue with respect to the 800 individual claimants in the matter, with the first trial of about 10-20 of these plaintiffs set for November 15, 2004 in San Bernardino Superior Court. We intend to continue to defend these claims.

On February 6, 2004, we submitted a certified contract claim to the United States seeking contractual indemnity for remediation and litigation costs (past and future) associated with the Redlands site. The claim was submitted pursuant to a claim sponsorship agreement with The Boeing Company, executed in 2001, in Boeing’s capacity as the prime contractor on the Short Range Attack Missile (SRAM) program. The SRAM program, which formed a significant portion of our work at the Redlands facility, contained special contractual indemnities from the U.S. Air Force, as authorized by Public Law 85-804.

As previously reported, like many other industrial companies in recent years, we are a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into our premises and certain historical products. We have never mined or produced asbestos and no longer incorporate it in any currently manufactured products. We have been successful in having a substantial number of these claims dismissed without payment. The remaining resolved claims have settled for amounts that are not material individually or in the aggregate. A substantial majority of our asbestos-related claims have been covered by insurance or other forms of indemnity. Based on the information available to us as of the date of filing of this Form 10-K, we do not believe that resolution of our asbestos-related matters will have a material adverse effect upon the Corporation.

As previously reported, on August 28, 2003, the Department of Justice filed complaints in partial intervention in two previously reported lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al. v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et. al. The Department alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by failing properly to handle, store, and transport hazardous waste and that we violated the False Claims Act by purportedly misleading DoE officials and state regulators regarding the nature and extent of environmental noncompliance at the plant. We believe the allegations are without merit and plan to defend against them.

On June 10, 2003, we filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against The Boeing Company and three individuals. The complaint alleges that the defendants and others violated the Racketeer Influenced and Corrupt Organizations (RICO) Act, and other Federal and state laws by unlawfully soliciting, acquiring and using our proprietary information during the competition for awards under the U.S. Air Force’s EELV program. The complaint seeks monetary damages, return of our proprietary documents and injunctive relief prohibiting further violations by the defendants. For additional information regarding the EELV program and the Air Force’s recent decision to reallocate additional launches to the Corporation, see the discussion under the caption “Space Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 46 of this Form 10-K.

As previously reported, on July 28, 2003, BAE SYSTEMS North America, Inc. and BAE SYSTEMS Information and Electronic Systems Integration, Inc. filed a lawsuit against us in the Chancery Court for New Castle County in Delaware, seeking damages of not less than $40 million. BAE seeks indemnification from us for BAE’s payment of a civil judgment entered in 2001 and related costs arising from a lawsuit involving one of the Aerospace Electronics Systems businesses purchased by BAE from us in November 2000. We dispute the indemnification claim and are defending against it.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Vance D. Coffman, our Chairman and Chief Executive Officer, recently announced that he plans to retire as an employee and Chief Executive Officer of the Corporation effective August 6, 2004. The Board has selected Robert J. Stevens to serve as Chief Executive Officer and President following Dr. Coffman’s retirement. Dr. Coffman plans to serve as a non-employee Chairman of the Board of Directors until the 2005 annual meeting of stockholders.

Name (Age at 12/31/03)	Positions and Offices Held	Principal Occupation and Business Experience (Past Five Years)
Vance D. Coffman (59)	Chairman and Chief Executive Officer	Chairman since April 1998, Chief Executive Officer since August 1997 and Board member since 1996; Vice Chairman of the Board from August 1997 to April 1998; President from June 1996 to July 1997 and from October 1999 to April 2000; Chief Operating Officer from January 1996 to July 1997; Executive Vice President from January to June 1996; President and Chief Operating Officer, Space & Strategic Missiles Sector from March 1995 to December 1995; previously served as Executive Vice President of Lockheed from 1992 to 1995; and President of Lockheed Space Systems Division from 1988 to 1992.

Robert J. Stevens (52)	President and Chief Operating Officer	President and Chief Operating Officer since October 2000; Executive Vice President and Chief Financial Officer from October 1999 to March 2001; Vice President of Strategic Development from November 1998 through September 1999; President and Chief Operating Officer, Energy & Environment Sector from January 1998 to June 1999; President, Air Traffic Management Division from June 1996 through January 1998; Executive Vice President and Senior Vice President and Chief Financial Officer of Air Traffic Management from December 1993 to May 1996; and General Manager of Loral Systems Manufacturing Company from 1987 to 1993.

Rajeev Bhalla (40)	Vice President and Controller	Vice President and Controller since August 2001; prior to joining Lockheed Martin, with PricewaterhouseCoopers, LLP since 1986, partner since 1997.

Michael F. Camardo (61)	Executive Vice President—Information & Technology Services	Executive Vice President — Information & Technology Services since October 1999; President, Lockheed Martin Technology Services Group from March 1995 through September 1999; President, Martin Marietta Services Group from April 1993 to March 1995.

Name (Age at 12/31/03)	Positions and Offices Held	Principal Occupation and Business Experience (Past Five Years)
Robert B. Coutts (53)	Executive Vice President — Electronic Systems	Executive Vice President — Electronic Systems since October 1999; President and Chief Operating Officer, Electronics Sector from October 1998 through September 1999; President, Lockheed Martin Government Electronics Systems from January 1997 until September 1998; President Lockheed Martin Aero and Naval Systems from September 1994 to December 1996; previously served as Vice President, Sourcing for the Martin Marietta Corporation.

Dain M. Hancock (62)	Executive Vice President —Aeronautics	Executive Vice President — Aeronautics since November 1999 and President of the Lockheed Martin Aeronautics Company since January 2000; President of Lockheed Martin Tactical Aircraft Systems from March 1995 to November 1999; Vice President of Lockheed Corporation from March 1993 to March 1995.

Christopher E. Kubasik (42)	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since October 2001; Vice President and Chief Financial Officer from February through September 2001; Vice President and Controller from November 1999 to August 2001; prior to joining Lockheed Martin, with Ernst & Young LLP since 1983, partner since 1996.

George T. Marsh (60)	Executive Vice President —Space Systems	Executive Vice President — Space Systems since July 2003; President of Lockheed Martin Space and Strategic Missiles since January 2003; President of Lockheed Martin Astronautics from June 1999 to January 2003; Executive Vice President, Engineering & Technology for Lockheed Martin Missiles & Space from January 1999 to June 1999; President, Special Programs for Lockheed Martin from January 1997 to January 1999.

Frank H. Menaker (63)	Senior Vice President and General Counsel	Senior Vice President and General Counsel since July 1996; Vice President and General Counsel for Lockheed Martin Corporation from March 1995 to July 1996, having served in the same capacity for Martin Marietta Corporation from 1981 until March 1995.

Name (Age at 12/31/03)	Positions and Offices Held	Principal Occupation and Business Experience (Past Five Years)
Anthony G. Van Schaick (58)	Vice President and Treasurer	Vice President and Treasurer since October 2002; President & CEO, Lockheed Martin Investment Management Company from 1997-2002; Senior Vice President & CFO, John Wieland Homes, Inc. 1995-1997; Vice President, Group Business Operations, Lockheed Corporation, 1992-1995; Vice President & Treasurer, Lockheed Corporation, 1985-1992.

Albert E. Smith (54)	Executive Vice President — Integrated Systems & Solutions	Executive Vice President — Integrated Systems & Solutions since July 2003; Executive Vice President, Space Systems October 1999 to July 2003 and President of Lockheed Martin Space Systems Company since January 2000; President, Lockheed Martin Missiles & Space from June through September 1999; President, Lockheed Martin Aerospace Electronic Systems from December 1998 to June 1999; President, Sanders, a Lockheed Martin Company, from February to December 1998; President, Harris Corporation, a supplier of electronic components, from April 1996 to February 1998; Executive Vice President, Lockheed Martin Missiles & Space from January 1996 to April 1996; Vice President and Assistant General Manager-Commercial, Lockheed Martin Space Systems Division from 1993 to January 1996.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At January 31, 2004, we had approximately 45,000 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange, Inc. under the symbol LMT. Information concerning the stock prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock — Dividends Paid and Market Prices

	Dividends Paid		Market Prices (High-Low)
Quarter	2003	2002	2003	2002
First	$0.12	$0.11	$58.95 - 40.64	$59.96 - 45.85
Second	0.12	0.11	51.66 - 43.32	71.52 - 57.35
Third	0.12	0.11	55.00 - 44.09	69.97 - 52.30
Fourth	0.22	0.11	51.47 - 44.78	65.55 - 48.64
Year	$0.58	$0.44	$58.95 - 40.64	$71.52 - 45.85

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Financial Data - Five Year Summary

(In millions, except per share data)	2003(a)	2002(b)	2001(c)	2000(d)	1999(e)
Operating results
Net sales	$31,824	$26,578	$23,990	$24,541	$24,999
Cost of sales	29,848	24,629	22,447	22,881	23,346

Earnings from operations	1,976	1,949	1,543	1,660	1,653
Other income and expenses, net	43	(791)	(710)	(555)	344

	2,019	1,158	833	1,105	1,997
Interest expense	487	581	700	919	809

Earnings from continuing operations before income taxes and cumulative effect of change in accounting	1,532	577	133	186	1,188
Income tax expense	479	44	90	663	459

Earnings (loss) from continuing operations before cumulative effect of change in accounting	1,053	533	43	(477)	729
Discontinued operations	—	(33)	(1,089)	(42)	8
Cumulative effect of change in accounting	—	—	—	—	(355)

Net earnings (loss)	$1,053	$500	$(1,046)	$(519)	$382

Earnings (loss) per common share
Basic:
Continuing operations before cumulative effect of change in accounting	$2.36	$1.20	$0.10	$(1.19)	$1.91
Discontinued operations	—	(0.07)	(2.55)	(0.10)	0.02
Cumulative effect of change in accounting	—	—	—	—	(0.93)

	$2.36	$1.13	$(2.45)	$(1.29)	$1.00

Diluted:
Continuing operations before cumulative effect of change in accounting	$2.34	$1.18	$0.10	$(1.19)	$1.90
Discontinued operations	—	(0.07)	(2.52)	(0.10)	0.02
Cumulative effect of change in accounting	—	—	—	—	(0.93)

	$2.34	$1.11	$(2.42)	$(1.29)	$0.99

Cash dividends	$0.58	$0.44	$0.44	$0.44	$0.88

Condensed balance sheet data
Current assets	$9,401	$10,626	$10,778	$13,339	$11,080
Property, plant and equipment, net	3,489	3,258	2,991	2,941	3,361
Goodwill	7,879	7,380	7,371	7,479	9,152
Purchased intangibles, net	807	814	939	1,073	1,259
Other assets	4,599	4,901	5,635	5,594	5,409

Total	$26,175	$26,979	$27,714	$30,426	$30,261

Short-term borrowings	$—	$—	$—	$12	$475
Current maturities of long-term debt	136	1,365	89	882	52
Other current liabilities	8,757	8,456	9,600	9,408	8,298
Long-term debt	6,072	6,217	7,422	9,065	11,427
Post-retirement benefit liabilities	1,440	1,480	1,565	1,647	1,805
Other liabilities	3,014	3,596	2,595	2,252	1,843
Stockholders’ equity	6,756	5,865	6,443	7,160	6,361

Total	$26,175	$26,979	$27,714	$30,426	$30,261

Common shares outstanding at year-end	446.5	455.5	441.2	431.4	397.8

Cash Flow Data
Cash from operating activities	$1,809	$2,288	$1,825	$2,016	$1,077
Cash (used by) from investing activities	(1,461)	(539)	139	1,762	(1,638)
Cash (used by) from financing activities	(2,076)	77	(2,557)	(2,728)	731

Negotiated Backlog	$76,899	$70,385	$71,269	$55,076	$44,807

Notes to Five Year Summary

(a)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments (see the section, “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations) which, on a combined basis, decreased earnings from continuing operations before income taxes by $153 million, $102 million after tax ($0.22 per diluted share).

(b)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments (see the section, “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations) which, on a combined basis, decreased earnings from continuing operations before income taxes by $1,112 million, $632 million after tax ($1.40 per diluted share). In 2002, the Corporation adopted FAS 142 which prohibits the amortization of goodwill.

(c)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments (see the section, “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations) which, on a combined basis, decreased earnings from continuing operations before income taxes by $973 million, $651 million after tax ($1.50 per diluted share). Also includes a gain from the disposal of a business and charges for the Corporation’s exit from its global telecommunications services business which is included in discontinued operations and which, on a combined basis, increased the net loss by $1 billion ($2.38 per diluted share).

(d)	Reflects the business combination with COMSAT Corporation effective August 2000. Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments which, on a combined basis, decreased earnings from continuing operations before income taxes by $685 million, $951 million after tax ($2.36 per diluted share).

(e)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments which, on a combined basis, increased earnings from continuing operations before income taxes by $249 million, $162 million after tax ($0.42 per diluted share). Also includes a cumulative effect adjustment relating to the adoption of SOP No. 98-5 regarding costs for start-up activities which resulted in a charge that reduced net earnings by $355 million ($0.93 per diluted share).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lockheed Martin Corporation

December 31, 2003

Financial Section Roadmap

The financial section of our Annual Report on Form 10-K includes a 5 year summary of financial information (Item 6), management’s discussion and analysis (Item 7), our consolidated financial statements (Item 8) and notes to those financial statements (Item 8). We have prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of our company and focus your review by directing you to some of the more important activities and events that occurred this year.

Lockheed Martin’s Business

Lockheed Martin Corporation is mainly involved in the research, design, development, manufacture, integration, operation and support of advanced technology systems, products and services. We have customers in domestic and international defense, civil government, and commercial markets, and over 75% of our sales over the past three years have been to agencies of the U.S. Government. Our main areas of focus are in the defense, space, homeland security, and government information technology markets.

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions and Information & Technology Services. As a lead systems integrator, our products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems, including integrated net-centric solutions.

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 42 through 74) – provides management’s view about industry trends, risks and uncertainties relating to Lockheed Martin, accounting policies that we view as critical in light of our business, our results of operations, including discussions about the key performance drivers of each of our business segments, our financial position and cash flows, commitments and contingencies, important events or transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Financial statements, notes to the financial statements and related reports –

Reports related to the financial statements (pages 75 through 77) – include the following:

•	A report from our management, indicating our responsibility for financial reporting and maintaining an internal control environment, and

•	A report from our independent auditors, Ernst & Young LLP, which includes their opinion about the fair presentation of our financial statements based on their audits. The report includes their opinion about the conformity of our financial statements, which includes the notes to the financial statements, with accounting principles that are generally accepted in the United States (GAAP).

Financial statements (pages 78 through 81) – include our consolidated statements of operations, cash flows and stockholders’ equity for each of the last three years, and our balance sheet as of the end of the last two years. Our financial statements are prepared in accordance with GAAP.

Notes to the financial statements (pages 82 through 120) – provide insight into and are an integral part of our financial statements. There are explanations of our significant accounting policies, details about certain of the captions on the financial statements, information about significant events or transactions that have occurred, discussions about commitments and contingencies, and selected financial information relating to our business segments. The notes to the financial statements also are prepared in accordance with GAAP.

Highlights

The financial section of our Annual Report describes our ongoing operations, including discussions about particular lines of business or programs, our ability to finance our operating activities, and trends and uncertainties in our industry and how they might affect our future operations. We also discuss those items affecting our results that were not considered in senior management’s assessment of the operating performance of our business segments. We separately disclose these items to assist in your evaluation of our overall operating performance and financial condition of the consolidated company. We would like to draw your attention to the following items disclosed in this financial section and where you will find them:

Topic	Location(s)
Critical accounting policies	Page 49
Post-retirement benefit plans	Page 51 and page 104
Environmental matters	Page 53, page 84 and page 110
Acquisition and divestiture activities	Page 54 and page 88
Changes in our business segment presentation, and discussions of each segment’s operations	Page 58 and page 112
Unallocated Corporate (expense) income, net	Page 65 and page 115
Liquidity and cash flows	Page 66 and page 80
Capital structure and resources	Page 68, page 79 and page 81
Commitments and contingencies	Page 69 and page 110
Goodwill (FAS 142)	Page 84 and page 87
Stock-based compensation	Page 86 and page100

Industry Considerations

Defense Business Considerations

Domestic and worldwide political and economic developments continue to have a significant impact on the markets for defense and advanced technology systems, products and services. Markets for defense and advanced technology systems during 2004 and beyond will continue to be affected by the worldwide war against terrorism, and the continued need for military missions in Iraq and Afghanistan and related reconstruction efforts. These realities have increased the need for greater attention to the security of our homeland and for better communication and interplay between law enforcement, civil government agencies, intelligence agencies and our military services. Our nation’s overall defense posture continues to move toward a more capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, enhanced missile defense and improved information systems capabilities and security.

We anticipate that the next Congressionally mandated “Quadrennial Defense Review” (QDR) undertaken by the U.S. Department of Defense (DoD) will reinforce and advance efforts at the DoD to refocus activities towards joint operations, net-centric command and control, and integrated capabilities for the armed forces. Recognizing this emerging priority at the DoD, we formed Integrated Systems & Solutions, a new business segment, in 2003 from existing components of our Electronic Systems and Space Systems segments. We believe this new segment will help us better focus our integrated solutions capabilities across the Corporation and enhance our ability to serve as a lead partner with the DoD to respond to this customer priority.

The President’s budget for the DoD for fiscal year 2004 and beyond responds to increased needs for homeland security and combating terrorism. This is evidenced by budget increases for operational readiness and personnel needs, as well as for both procurement and research and development. This trend was reiterated in the Future Year Defense Plan (FYDP) submitted with the President’s budget for fiscal year 2005. It projects sustained growth in both the procurement and research and development budgets for the DoD through fiscal year 2006 and, in the case of the procurement budgetary authority, through fiscal year 2009. While there is no assurance that the increased DoD budget levels will be approved by Congress, the current defense budget outlook appears to be one of modest growth. However, the level of growth and the amount of the budget that will ultimately be allocated to the investment accounts most closely aligned with our business (i.e., procurement, research and development) is unknown.

During 2003, Congress appropriated additional amounts to pay for operational costs for military missions in Iraq and Afghanistan, as well as for reconstruction activities. These supplemental appropriations enabled the DoD to proceed on critical modernization and acquisition programs, versus using amounts available for those programs to pay for the Iraq and Afghanistan missions. The DoD expects a further supplemental appropriation to continue these missions as needed through 2005. As a result, we do not anticipate that sustained operations in Iraq and Afghanistan will materially impact the procurement and research and development budget levels projected in the 2005 to 2009 FYDP.

Our broad mix of programs and capabilities gives us the ability to support the needs of the various agencies of the U.S. Government that require our products and services. Our major programs and capabilities include: missile defense; space intelligence; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); air mobility aircraft; and air-power projection / precision-strike capability. In terms of size and long-term potential impact, two of our more significant programs are the F/A-22 Raptor and the F-35 Joint Strike Fighter. We are also represented in almost every aspect of land, sea, air and space-based missile defense, including the Medium Extended Air Defense System (MEADS), the Patriot Advanced Capability (PAC-3) missile program, the Terminal High Altitude Area Defense (THAAD) system, the Multiple Kill Vehicle program, and the High Altitude Airship program. In the areas of space intelligence and information superiority, we have leadership positions on programs such as Transformational Communications, Advanced Extremely High Frequency (AEHF), and Space-Based Infrared System-High (SBIRS-H), and in classified programs and battle management command and control capabilities. In airlift, we have the C-130J program and are under contract to upgrade the C-5 strategic airlift aircraft. Many of these programs are large and require funding over several budget cycles. There are risks associated with these and other large, highly visible programs subject to appropriation by Congress that, because of their size, could be expected to become potential targets for reduction or extension of funding to pay for other programs.

The Office of Management and Budget recently announced its intention to conduct a comprehensive review of the F/A-22 Raptor program. This independent assessment will evaluate the performance, requirements and cost aspects of the program. We believe sustained improved performance in production and testing of the F/A-22 will re-validate the transformational qualities of this weapons system, and the suitability of the F/A-22 for continued production by the U.S. Air Force.

We continue to expand our capabilities in critical intelligence, knowledge management and E-Government solutions. Consistent with the President’s agenda, the expected growth in business process outsourcing has been enabled by recent rule changes for public/private competitions. In addition, recent trends have indicated an increase in demand by federal and civil government agencies for upgrading and investing in new information technology systems and solutions. As a result, we continue to focus our resources in support of infrastructure modernization that allows for interoperability and communication across agencies.

In addition, the increase in emphasis on homeland security may increase demand for our capabilities in areas such as air traffic management, ports and waterways security, biohazard detection systems for postal equipment, information systems security and other technical systems solutions.

In prior years, companies in our industry had reacted to historically shrinking defense budgets for procurement and research and development by combining to maintain critical mass. More recently, we have focused our efforts on select core acquisitions, cost savings and improving efficiency, as well as generating cash to repay debt incurred during the period of consolidation. Through our consolidation activities, we have been able to pass along savings to our customers, mainly the DoD.

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

Space Business

The commercial launch vehicle marketplace remains very competitive due mainly to low demand for new satellites as a result of excess capacity in the telecommunications industry. The reduction in demand has resulted in pricing pressures in both the launch vehicle and satellite markets. We received new orders for both commercial satellites and launch vehicles in 2003; however, the majority of those orders relate to replacement satellites versus an expansion of telecommunications capacity.

The above factors have impacted orders for all of our commercial launch vehicles, including the Evolved Expendable Launch Vehicle (EELV or Atlas V), our next generation launch vehicle program in which we have made significant investments over the past few years. The Atlas V is available for both commercial and government use. This program has required investment of funds for research and development, start-up and other nonrecurring costs, and launch facilities. Some of these expenditures have been funded under an agreement with the U.S. Government. Commercial orders to-date for the Atlas V launch vehicle have been lower than originally expected and at lower prices. However, we have received a total of 18 EELV launch assignments from the U.S. Government (including those described in the following paragraph), 3 of which are under contract. We had our third Atlas V launch in 2003.

In July 2003, the U.S. Air Force announced that our competitor in the EELV competition had violated the Procurement Integrity Act. As a result of that determination, the Air Force reassigned 7 launch vehicles from the initial competition (referred to as “Buy 1”) to us and removed our exclusion from west coast launches. At the same time, the Air Force assigned us 3 new west coast launches. To prepare for providing the west coast launches, we are upgrading west coast launch facilities, which will require further investment in the EELV program. However, we expect to recover that investment through pricing of the west coast launches. The 7 reassigned launches are expected to occur over the 2005 through 2009 time period. Contractual terms and conditions related to the west coast launches have not yet been finalized with the Air Force.

Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture we have with two Russian government-owned space firms, has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. Commercial Atlas and Proton launch services are marketed around the world through International Launch Services (ILS), a joint venture between Lockheed Martin and LKEI. We consolidate the results of operations of LKEI and ILS into our financial statements based on controlling financial interest. We received 7 new awards for launches on Proton vehicles in 2003. Contracts for launch services usually require substantial advances from the customer prior to launch. At the end of 2003, $250 million of advances received from customers for Proton launch services not yet provided was included as a liability on our balance sheet in the caption “Customer advances and amounts in excess of costs incurred.”

A sizeable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have sent advances to Khrunichev for launches we purchased which have not yet been assigned to customers. The advances sent to Khrunichev are included on our balance sheet in inventories. Advances for launches not under contract are subject to an agreement entered into in 2002 which provides for reduced future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. As a result of this agreement, as well as our assessment in 2002 of the likelihood of customer terminations for convenience for launches under contract, we reduced the carrying value of our advances to Khrunichev and recognized a charge, net of state income tax benefits, of $173 million. The charge reduced 2002 net earnings by $112 million ($0.25 per diluted share). At year-end 2003, payments to Khrunichev included in inventories, net of the amount of the reserve recorded in 2002, totaled $327 million. Our ability to realize the remaining amounts may be affected by Khrunichev’s ability to provide the launch services and the political environment in Russia. Through the end of 2003, launch services through LKEI and ILS have been provided according to contract terms.

The Corporation has entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the purchase, subject to certain conditions, of RD-180 booster engines for use in the Corporation’s Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the manufacturing process. Payments of $57 million made under this agreement for engines not yet delivered were included in the Corporation’s inventories at December 31, 2003.

As discussed above, the commercial satellite market has continued to experience pricing pressures due to excess capacity and lower demand. Satellite demand also has been impacted by the business difficulties encountered by some companies in the commercial satellite services industry which have resulted in reduced access to capital and a reduction in the total market size in the near term. However, in the past year, we received 5 new commercial satellite orders, generally for replacement satellites versus capacity expansion. We expect to continue to control costs in our commercial satellite manufacturing business while keeping our focus on providing a reliable product. We also received new orders for government satellites in 2003 related to classified activities.

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

Changes in government procurement policies and practices over the past several years, such as increases in the progress payment rate and the use of performance-based payments, have had a positive effect on our financial position and cash flows. But we are still exposed to risks associated with U.S. Government contracting, including technological uncertainties and obsolescence, and having to depend on Congressional appropriation and allotment of funds each year. Many of our programs involve the development and application of state-of-the-art technologies aimed at achieving challenging goals. As a result, setbacks, delays, cost growth and product failures can occur.

In addition to our defense businesses, we also provide products and services to most civil government customers, as well as to commercial customers. We provide products and services to government agencies such as the Department of Homeland Security, the U.S. Postal Service, the Patent and Trademark Office, the Federal Aviation Administration, NASA, the U.S. Coast Guard and the Transportation Security Administration. Although our lines of business in civil government and commercial markets are not dependent on defense budgets, they share many of the same risks as our defense businesses, as well as other risks unique to their particular marketplaces. Although indemnification by the U.S. Government may be available in some instances for our defense businesses, U.S. Government indemnification may not be available to cover potential claims or liabilities resulting from a failure of technologies developed and deployed for homeland security purposes. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We do plan to seek limitation of such potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the “SAFETY Act” provisions of the Homeland Security Act of 2002. In the event we were to provide homeland security-related products and services to a customer without such qualification, we would not be afforded the benefit of the SAFETY Act’s cap on tort liability or U.S. Government indemnification. Other risks unique to the civil government and commercial markets may include development of competing products, technological feasibility and product obsolescence.

We provide products and services to NASA, including the Space Shuttle program, mainly through our Space Systems and Information & Technology Services business segments. Work for NASA accounted for approximately 5% of our consolidated net sales in 2003. We also have a 50% equity interest in United Space Alliance, LLC which provides ground processing and other operational services to the Space Shuttle program. We worked with NASA and others in the independent investigation of the tragic accident in February 2003 involving the Space Shuttle Columbia. The investigation is now completed. We do not expect that the effects of this accident will have a material impact on our results of operations, financial position or cash flows. We expect to compete for NASA programs related to the new Space Exploration Initiative announced by the President, which includes development of human-rated space launch and transportation systems over the next 15 years, replacing the current space shuttle architecture.

We have entered into various joint venture, teaming and other business arrangements to help support our portfolio of products and services in many of our lines of business, including commercial space. Some of these business arrangements include foreign partners. The conduct of international business introduces other risks into our operations, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries and the potential for unanticipated cost increases resulting from the possible deterioration of political relations.

The nature of our international business also makes us subject to the export control regulations of the U.S. Department of State and the Department of Commerce. If these regulations are violated, it could result in monetary penalties and denial of export privileges. We are currently unaware of any violations of export control regulations which are reasonably likely to have a material adverse effect on our business or our results of operations, cash flows or financial position.

Critical Accounting Policies

Contract Accounting / Revenue Recognition

A large part of our business is derived from long-term contracts for development, production and service activities which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, “Audits of Federal Government Contractors,” the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting for a particular contract.

Generally, we record long-term fixed-price contracts on a percentage of completion basis using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. For example, we use this method of revenue recognition on our C-130J tactical transport aircraft program, Atlas and Proton launch vehicle programs and Multiple Launch Rocket System program. For certain other long-term fixed-price contracts that, along with other factors, require us to deliver minimal quantities over a longer period of time or to perform a substantial level of development effort in comparison to the total value of the contract, revenues are recorded when we achieve performance milestones or using the cost-to-cost method to measure percentage of completion. Under the cost-to-cost method of accounting, we recognize revenue based on the ratio of costs incurred to our estimate of total costs at completion. As examples, we use this methodology for our F/A-22 Raptor program and the AEGIS Weapons System program. In some instances, long-term production programs may require a significant level of development and/or a low level of initial production units in their initial phases, but will ultimately require delivery of increased quantities in full rate production stages. In those cases, the revenue recognition methodology may change from the cost-to-cost method to the units-of-delivery method after considering, among other factors, production stabilization. We record sales under cost-reimbursement-type contracts as we incur the costs. Examples of this type of revenue recognition include the F-35 Joint Strike Fighter system development and demonstration (SDD) program and the THAAD missile defense program. The majority of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government (i.e., foreign military sales).

As a general rule, we recognize sales and profits earlier in a production cycle when we use the cost-to-cost and milestone methods of percentage of completion accounting than when we use the units-of-delivery method. In addition, our profits and margins may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. We have accounting policies in place to address these as well as other contractual and business arrangements in accounting for long-term contracts. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under “Sales and earnings” in Note 1 to the financial statements.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives and award fees related to performance on contracts, which are generally awarded at the discretion of the customer, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Award fees are estimated based on actual and anticipated awards.

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government, and therefore not necessarily on market-based factors. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, public relations, and stock-based compensation programs are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, some of the amounts we spend for groundwater treatment and soil remediation related to discontinued operations and sites operated in prior years are allocated to our current operations as general and administrative costs under agreements reached with the U.S. Government.

Products and services provided under long-term development and production contracts make up a large portion of our business, and therefore the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Business segment personnel assess the status of contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel who are independent from the business segment performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency.

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

We use judgment in reassessing these assumptions each year because we have to consider current market conditions and, in the case of the expected long-term rate of return on plan assets, past investment experience, judgments about future market trends, changes in interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

An example of how changes in these assumptions can affect our financial statements occurred in 2003. As required by FAS 87, we reassessed the discount rate assumption at the end of 2003. Based on our review of interest rates at the end of the year, we lowered our discount rate assumption to 6.25% at year-end 2003, versus 6.75% used for 2002 and 7.25% used for 2001. This change, together with other factors such as the effects of the actual return on plan assets over the past few years, resulted in our projecting that the amount of pension expense for 2004 will approximately double as compared to $484 million of expense recorded in 2003.

Also, at the end of 2002, we recorded a noncash after-tax adjustment of $1.5 billion in the stockholders’ equity section of our balance sheet to reflect a minimum pension liability for most of our pension plans. The adjustment did not impact earnings, but reduced our stockholders’ equity. This adjustment is calculated on a plan-by-plan basis, and is determined by comparing the accumulated benefit obligation (ABO) for each plan to the fair value of that plan’s assets. The amount by which the ABO exceeds the fair value of the plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability, with a corresponding increase in an intangible asset, if appropriate, and a reduction to stockholders’ equity, consistent with FAS 87. In 2003, we reduced the adjustment recorded in stockholders’ equity in 2002 by about $300 million, mainly due to favorable asset returns for the year. Again, this minimum pension liability adjustment did not impact 2003 earnings. The amount of the minimum pension liability is computed at each year-end and could potentially continue to reduce the amount recorded in 2002 in future periods if financial markets improve and interest rates increase, or could potentially increase if financial market performance and interest rates decline.

U.S. Government Cost Accounting Standards (CAS) is a major factor in determining our funding requirements and governs the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government. Funded amounts are recovered over time through the pricing of our products and services on U.S. Government contracts, and therefore are recognized in our net sales. The total funding requirement for our pension plans under CAS in 2003 was $184 million. For 2004, we expect our funding requirements under CAS to increase. Also in 2004, funding in addition to the amount calculated under CAS will likely be required under Internal Revenue Code rules. Any additional amounts computed under those rules are considered to be prepayments under the CAS rules, and therefore will be recorded on our balance sheet and recovered in future periods. In December 2003, we made a discretionary prepayment of $450 million to the pension trust, the majority of which will reduce our cash funding requirements for 2004. There is currently proposed legislation that would change the measurement of the liabilities that are included in the funding calculations for 2004. Our funding projections assume that this proposed legislation will be passed and become effective for 2004. We would expect our projected funding requirements for 2004 to increase if the proposed legislation does not become law.

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated in accordance with FAS 87 and pension costs calculated and funded in accordance with CAS. Since the CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in a particular segment’s net sales, the results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules. Accordingly, the FAS/CAS adjustment is an amount included in the reconciliation of total segment operating profit to consolidated operating profit under GAAP. See the discussion of “Unallocated Corporate (Expense) Income, Net” under “Discussion of Business Segments.”

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law by the President in December 2003. Historically, Medicare has not provided prescription drug benefits. Under the new law, Medicare will provide a prescription drug benefit beginning in 2006. The Act also provides for a federal subsidy to eligible sponsors of retiree health care benefits. At this point, there is a lack of clarity regarding how some of the key provisions of the Act will be applied and administered, and how it will impact the prescription drug benefits that we provide our retirees. In addition, specific authoritative guidance on the accounting for the federal subsidy is still pending and that guidance, when issued, could require a change to previously reported information. In recognition of these uncertainties, the Financial Accounting Standards Board decided to allow companies to defer recognition of the impact of the new law on the benefit obligations they provide their retirees, which we have elected to do. Accordingly, the accumulated postretirement benefit obligation (APBO) for our retiree health care benefits, as well as the net periodic postretirement benefit cost, included in our financial statements and the accompanying notes do not reflect the effects of the Act. It is expected that any such change would result in some reduction to the APBO and the net periodic postretirement benefits cost.

Environmental Matters

We are a party to various agreements, proceedings and potential proceedings for environmental clean-up issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the Environmental Protection Agency or by a state agency. We record financial statement accruals for environmental matters in the period that it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental matters” in Note 1 to the financial statements). Judgment is required when we develop assumptions and estimate costs expected to be incurred for environmental remediation activities due to, along with other factors, difficulties in assessing the extent of environmental remediation to be performed, complex environmental regulations and remediation technologies, and agreements between PRPs to share in the cost of remediation as discussed below.

We enter into agreements (e.g., administrative orders, consent decrees) which document the extent and timing of our obligation. We are also involved in remediation activities at environmental sites where formal agreements exist but do not quantify the extent and timing of our obligation. Environmental clean-up activities usually cover several years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to clean-up sites, we have to assess the extent of contamination, the appropriate technology to be used to accomplish the remediation and continually evolving regulatory environmental standards. We consider these factors in our estimates of the timing and amount of any future costs that may be required for remediation actions. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, we project costs over a reasonable time frame not to exceed 20 years. Given the level of judgment and estimation which has to occur, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards).

If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties are jointly and severally liable and, therefore, we are potentially liable for the full cost of funding such remediation. In the unlikely event that we were required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the fact that we may recover some of the environmental costs we have incurred through insurance or from other PRPs, which we are required to pursue by agreement and U.S. Government regulation.

Under agreements reached with the U.S. Government, some of the amounts we spend for groundwater treatment and soil remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, a substantial amount of the expenditures we incur are being included in our sales and cost of sales according to U.S. Government agreement or regulation.

At the end of 2003 and 2002, the total amount of liabilities recorded on our balance sheet for environmental matters was approximately $425 million and $445 million, respectively. About two-thirds of the liability recorded at the end of 2003 related to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability related to other properties (including current operating facilities and certain facilities operated in prior years) for which the financial exposure can be estimated. We have recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of our products and services for U.S. Government businesses. The amount that is expected to be allocated to our commercial businesses has been expensed through cost of sales. Any recoveries we receive would reduce the allocated amounts included in our future U.S. Government sales and cost of sales.

Acquisition and Divestiture Activities

In November 2003, we completed transactions resulting in our acquisition of the majority of the federal government information technology (IT) business of Affiliated Computer Services, Inc. (ACS), and ACS’ concurrent acquisition of our commercial IT business. The total purchase price related to our acquisition of ACS’ federal government IT business, including transaction-related costs, was approximately $585 million. As part of our accounting for the acquisition of the federal IT business, we recorded intangible assets totaling about $112 million related to contracts acquired and a covenant not to compete which will be amortized over 5 to 7 year periods, and goodwill of about $460 million. This acquisition expands our capabilities in business process outsourcing and managed services, thereby enhancing our ability to support civil and defense government agencies. The divestiture of our commercial IT business to ACS resulted in a cash payment to us from ACS of approximately $110 million and a gain, net of state income taxes, of $15 million. The gain increased net earnings by approximately $8 million ($0.02 per diluted share). The operations of the business acquired are included in the Information & Technology Services (I&TS) business segment. The majority of the operations divested had been included in the I&TS segment, with the remainder from the Information Systems & Solutions business segment.

In September 2003, we announced that Lockheed Martin and The Titan Corporation had entered into a merger agreement for Lockheed Martin to acquire Titan. The announced value of the transaction, including the assumption of Titan’s long-term debt, is approximately $2.4 billion before accumulated tax benefits. Under the merger agreement, stockholders of Titan may elect to receive $22 per share in cash, an equivalent amount of Lockheed Martin common stock based on an exchange rate or a combination of cash and stock, subject to the allocation procedures set forth in the merger agreement. The merger agreement provides that 50% of Titan’s outstanding common stock must be exchanged for Lockheed Martin common stock, and 50% of the Titan common stock must be exchanged for cash. The exchange rate will be determined by dividing $22 by the average trading price of Lockheed Martin common stock over a 10 day trading period, subject to upper and lower limits, or “collars,” of $58 and $46 per share. Under certain circumstances, the exchange rate for the stock portion of the merger consideration will be fixed based on the upper collar of $58 per share or the lower collar of $46 per share. Upon consummation of the merger, we would expect to issue between 16 and 22 million shares of our common stock, depending on the exchange rate. We plan to finance the cash portion of the transaction principally using existing cash and short-term investment holdings.

On February 13, 2004, Lockheed Martin and Titan announced that representatives of both companies had initiated meetings with the Department of Justice and the SEC to advise of an internal review relating to certain agreements between Titan and international consultants and related payments in foreign countries. The SEC informed Lockheed Martin and Titan that it has commenced an investigation into whether payments by Titan were made in violation of applicable law. Lockheed Martin is independently reviewing Titan’s payments to international consultants to assess whether all conditions to the closing of the proposed merger will be satisfied. Lockheed Martin has requested that Titan afford it access to all relevant information related to its relationships with international consultants so that the review may be completed in advance of the Titan stockholders’ meeting. Titan is cooperating with this request, as well as conducting its own review.

During the course of our review, we learned of allegations that improper payments were made, or items of value were provided, by consultants for Titan or its subsidiaries directly or indirectly to foreign officials. The alleged payments and provision of items of value, if true, raise questions concerning whether there has been a violation of the Foreign Corrupt Practices Act. We also are reviewing with Titan whether payments made by Titan to consultants were accurately reflected on Titan’s books and records. Our review is ongoing. Together with Titan, we disclosed the allegations to the SEC and the Department of Justice. During that meeting, Lockheed Martin and Titan were informed that the Department of Justice has initiated a criminal inquiry into this matter.

Closing of the Titan transaction is subject to approval of Titan’s stockholders, the absence of any material adverse change in Titan and other conditions set forth in the merger agreement. Either Lockheed Martin or Titan may terminate the merger agreement if the merger is not completed by March 31, 2004, provided that the party seeking to terminate the agreement is not then in material breach of its obligations under the merger agreement in a manner that has contributed to the failure to consummate the merger. The full text of the merger agreement is publicly available as an attachment to the proxy statement/prospectus mailed to Titan stockholders and as an exhibit to Lockheed Martin’s 2003 Form 10-K.

On an ongoing basis, we plan to continue to explore the sale of various non-core businesses, passive equity investments and surplus real estate. If we were to decide to sell any such holdings or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when they are probable and estimable. We also continue to review our businesses on an ongoing basis to identify ways to improve organizational effectiveness and performance, and to focus on our core business strategy.

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

Continuing Operations

The following discussion of net sales and operating results will provide an overview of our operations by focusing on key elements set forth in our “Consolidated Statement of Operations.” The “Discussion of Business Segments” which follows, will review the contributions of each of our business segments to our consolidated results for 2003, 2002 and 2001.

For 2003, net sales were $31.8 billion, a 20% increase over 2002 sales. Sales for 2002 were $26.6 billion, an increase of 11% compared to 2001. Sales increased in all segments as compared to the prior year for the second straight year. The U.S. Government is our largest customer, accounting for about 78% of our sales for 2003, compared to 80% in 2002 and 78% in 2001.

For 2003, 2002 and 2001 the items in the table below, among other things, were included in “Unallocated Corporate (expense) income, net” (see the related “Discussion of Business Segments” below).

(In millions, except per share data)	Operating (Loss) Profit	Net (Loss) Earnings	(Loss) Earnings per Diluted Share
Year ended December 31, 2003
Loss on early retirement of debt	$(146)	$(96)	$(0.21)
Charge related to exit from the commercial mail sorting business	(41)	(27)	(0.06)
Gain on partial reversal of Space Imaging guarantee	19	13	0.03
Gain on sale of the commercial IT business	15	8	0.02

	$(153)	$(102)	$(0.22)

Year ended December 31, 2002
Write-down of telecommunications investments	$(776)	$(504)	$(1.12)
Charge related to a Russian launch services provider	(173)	(112)	(0.25)
Write-down of investment in Space Imaging and charge related to recording of guarantee	(163)	(106)	(0.23)
Benefit from R&D tax credit settlement	—	90	0.20

	$(1,112)	$(632)	$(1.40)

Year ended December 31, 2001
Write-off of investment in Astrolink and related costs	$(387)	$(267)	$(0.62)
Write-down of investment in Loral Space	(361)	(235)	(0.54)
Other charges related to global telecommunications	(176)	(117)	(0.27)
Impairment charge related to Americom Asia-Pacific	(100)	(65)	(0.15)
Loss on early repayment of debt	(55)	(36)	(0.08)
Gain on sale of surplus real estate	111	72	0.17
Other activities, net	(5)	(3)	(0.01)

	$(973)	$(651)	$(1.50)

Our operating profit for 2003 was $2.0 billion, an increase of 74% compared to 2002. Our operating profit for 2002 was $1.2 billion, an increase of 39% compared to 2001. The results for 2001 included amortization expense of $274 million for goodwill and certain other intangibles that was not included in 2002 or 2003 due to the adoption of FAS 142. See Note 1 to the financial statements for information regarding our adoption of FAS 142.

Interest expense for 2003 was $487 million, $94 million lower than the amount for 2002. This was primarily the result of reductions in our debt portfolio and the favorable impact of having issued $1.0 billion of convertible notes in August 2003 to replace higher cost debt. Interest expense for 2002 was $581 million, $119 million lower than in 2001 mainly due to reductions in our debt portfolio and the benefit from interest rate swap agreements.

Our effective tax rates were 31.3% for 2003, 7.7% for 2002 and 67.7% for 2001. The tax rate for 2002 was reduced by a $90 million tax benefit related to a research and development tax credit settlement, and the rate for 2001 was increased by non-deductible goodwill that was being amortized for financial reporting purposes. The effective tax rates for all periods were reduced by tax benefits related to export sales, changes to prior year liabilities arising from tax refund initiatives and adjustments to true-up actual tax return liabilities. The 2002 tax rate was also reduced by a favorable IRS audit settlement.

Congress is considering new tax legislation that would repeal the extraterritorial income exclusion relating to export sales and enact new rules providing for a tax reduction on profits from the sale of products manufactured in the United States. If such legislation were passed, we do not expect that it would adversely impact the Corporation’s effective tax rate. In the event that this or other tax legislation is enacted, its impact on our deferred tax balances and effective tax rate will be recognized as of the date the new tax rules are enacted.

For 2003, we reported net earnings from continuing operations of $1.1 billion ($2.34 per diluted share) compared to $533 million ($1.18 per diluted share) for 2002. In 2001, we reported earnings from continuing operations of $43 million ($0.10 per diluted share).

Discontinued Operations

During 2003, the activities of the remaining telecommunications service business held for sale were immaterial and had no impact on earnings. We reported total losses from discontinued operations of $33 million ($0.07 per diluted share) in 2002 and $1.1 billion ($2.52 per diluted share) in 2001. Operating losses of the businesses included in discontinued operations totaled $33 million ($0.07 per diluted share) in 2002 and $62 million ($0.14 per diluted share) in 2001.

Discontinued operations for 2002 included losses incurred for wind-down activities related to the global telecommunications services businesses, offset by the reversal of a reserve associated with the sale of Lockheed Martin IMS Corporation (IMS). When recording the sale of IMS in 2001, we established transaction-related reserves to address various indemnity provisions in the sale agreement. The risks associated with certain of these indemnity provisions were resolved and $39 million, net of taxes, was recognized through discontinued operations in 2002.

Included in the 2001 loss from discontinued operations was an after-tax charge of $1.3 billion ($3.09 per diluted share) related to our decision to exit the global telecommunications services business. The 2001 results also included an after-tax gain of $309 million ($0.71 per diluted share) from the sale of IMS.

Net Earnings (Loss)

We reported net earnings of $1.1 billion, or $2.34 per diluted share, in 2003, compared to net earnings of $500 million, or $1.11 per diluted share, in 2002 and a net loss of $1 billion ($2.42 per diluted share) in 2001.

Discussion of Business Segments

As described more fully in Note 16 to the financial statements, we announced the formation of Integrated Systems & Solutions (IS&S), a new business segment, in 2003. With the formation of IS&S, the former Systems Integration business segment is now named Electronic Systems. Also in 2003, we changed the name of our Technology Services business segment to Information & Technology Services (I&TS) to better reflect the scope of its activities. We operate in five business segments: Aeronautics, Electronic Systems, Space Systems, IS&S, and I&TS. The following segment information has been reclassified from amounts previously reported to reflect the current business segments.

Net sales have increased in each of our business segments over the last 3 years. Our demonstrated performance and broad portfolio of capabilities have contributed to this growth.

In the Aeronautics business segment, sales have increased as we ramped up activities on the F-35 program, delivered more F-16 aircraft and entered low-rate production on the F/A-22 program. During 2003, we increased deliveries of F-16’s to 62 aircraft, from the 21 aircraft delivered in 2002, reflecting the backlog associated with several of our international F-16 customers. We anticipate the F-16 deliveries to be in the range of 70 – 75 aircraft over the next 2 years. The C-130J program was awarded a multi-year award for 60 aircraft during 2003. This award solidifies our production planning and long-term supplier pricing as we complete the initial 119 aircraft program and produce aircraft under the new award. We expect the program will return to profitability in 2004.

The Electronic Systems business segment has a broad portfolio of products and services. Many of its activities involve a combination of both development and production contracts with varying delivery schedules. We expect this mix of contract types to continue in the short term, and it may affect the year-to-year comparisons of segment margins and the operating results of the lines of business within Electronic Systems.

The Space Systems business segment is a key supplier of space solutions, primarily to our U.S. Government customers. Satellites and Strategic & Defensive Missile System activities, primarily for our U.S. Government customers, are expected to experience steady growth as we work on our existing backlog and any new awards that we may receive. However, the commercial satellite and launch vehicle industries continue to be very competitive. We did receive new orders for both commercial satellites and launch vehicles in 2003; however, the majority of those orders relate to replacement satellites versus an expansion of telecommunications capacity. The Satellites line of business received 5 new commercial satellite orders during 2003. The Launch Services line of business received 11 new awards for launch missions, including 7 Proton, 1 Atlas V and 3 EELV missions. To date, the segment has received 18 EELV mission assignments from the U.S. Government, including the 3 under contract. The activities in the Titan program will continue, though at a lower level than prior years, as we work to complete the remaining 3 missions.

The IS&S and the I&TS business segments have strengthened their capabilities in providing information technology services to defense, intelligence and other government customers. We expect continued strong growth in providing information technology services to government agencies.

In the following tables of financial data, the total of the operating results of the business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate (expense) income, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments (mainly telecommunications), interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities.

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government CAS, which are reflected in the business segment results. CAS is a major factor in determining our pension funding requirements, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of the segments only include pension expense as determined and funded in accordance with CAS rules.

This table shows net sales and operating profit of the business segments and reconciles to the consolidated total.

(In millions)	2003	2002	2001
Net sales
Aeronautics	$10,202	$6,471	$5,355
Electronic Systems	8,991	8,685	8,079
Space Systems	6,021	5,287	4,801
Integrated Systems & Solutions	3,420	3,015	2,970
Information & Technology Services	3,174	3,104	2,763

Total business segments	31,808	26,562	23,968
Other	16	16	22

	$31,824	$26,578	$23,990

Operating profit
Aeronautics	$690	$448	$329
Electronic Systems	858	875	816
Space Systems	403	279	225
Integrated Systems & Solutions	291	241	225
Information & Technology Services	226	177	114

Total business segments	2,468	2,020	1,709
Unallocated Corporate (expense), net	(449)	(862)	(602)
Impact of FAS 142 adoption	—	—	(274)

	$2,019	$1,158	$833

        The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was $76.9 billion at December 31, 2003. This amount included both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer - Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery / indefinite-quantity (IDIQ) type contracts. Funded backlog was $39.1 billion at December 31, 2003.

The Aeronautics segment generally includes fewer programs that have much larger sales and operating results than programs included in the other segments. Therefore, due to the large number of comparatively smaller programs in the remaining segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments. The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 16 to the financial statements.

Aeronautics

Aeronautics’ operating results included the following:

(In millions)	2003	2002	2001
Net sales	$10,202	$6,471	$5,355
Operating profit	690	448	329
Backlog at year-end	37,580	35,477	36,149

Net sales for Aeronautics increased by 58% in 2003 compared to 2002 due to growth in the Combat Aircraft and Air Mobility lines of business. Approximately half the growth in Combat Aircraft was due to higher volume on the F-35 Joint Strike Fighter program with a majority of the remaining growth attributable to F-16 programs as a result of increased deliveries. In 2003, 62 F-16’s were delivered, 41 more than in 2002. Increased C-130J deliveries contributed $470 million to the year-over-year growth in sales. There were 15 C-130J deliveries in 2003 compared to 8 deliveries in 2002.

Net sales for Aeronautics increased by 21% in 2002 compared to 2001 due to growth in the Combat Aircraft line of business. Approximately 60% of the growth was due to higher volume on the F-35 program with the majority of the remaining increase attributable to the F/A-22 program. Sales in Air Mobility declined $180 million year-over-year, as 7 fewer C-130J deliveries more than offset sales growth in other Air Mobility programs.

Operating profit for the segment increased by 54% in 2003 compared to the 2002 periods. This increase was primarily due to the impact of the volume increases in Combat Aircraft and performance on other programs.

Operating profit for the segment increased by 36% in 2002 compared to 2001. This increase primarily resulted from the higher volume in Combat Aircraft. Operating profit for 2002 was negatively affected by $30 million in charges recorded for performance issues on an aircraft modification contract and a change in estimate adjustment related to cost growth on F/A-22 activities.

In all periods, the C-130J deliveries do not impact operating profit due to the previously disclosed suspension of earnings recognition on the program.

Backlog increased in 2003 as compared to 2002 primarily as a result of booking the C-130J U.S. Government multi-year and international F-16 contracts.

Electronic Systems

Electronic Systems’ operating results included the following:

(In millions)	2003	2002	2001
Net sales	$8,991	$8,685	$8,079
Operating profit	858	875	816
Backlog at year-end	17,339	16,034	15,333

Net sales for Electronic Systems increased 4% in 2003 as compared to 2002. Sales increases in Missiles & Fire Control (M&FC) and Maritime Systems & Sensors (MS2) more than offset a decline at Platform, Training & Transportation Systems (PT&TS). Increased volume in air defense and tactical missile programs accounted for the majority of M&FC’s $250 million sales growth over 2002. In MS2, the $155 million increase in sales was primarily due to higher volume on radar and surface systems programs. The PT&TS decline of $100 million was the result of lower volume on transportation and security system activities. The majority of this decline is attributable to the 2002 rapid deployment of Transportation Security Administration (TSA) programs.

Net sales for Electronic Systems increased 8% in 2002 as compared to 2001. Sales increased as a result of higher volume in all three of the segment’s lines of business. Increased sales at M&FC of $285 million were mainly due to higher volumes in air defense and on certain tactical missile programs. PT&TS’ sales increased by $175 million mainly as a result of volume on transportation and security system activities (primarily the TSA programs), which offset declines on platform integration programs. MS2 sales increased by $145 million primarily due to higher volumes on surface systems and radar systems programs.

Operating profit for the segment decreased by 2% in 2003 compared to 2002. PT&TS’ operating profit declined by $40 million due to a mix of program maturity and initial development activities on platform integration programs, as well as the impact of the decline in volume in transportation and security system activities. These decreases more than offset a $25 million increase in operating profit primarily attributable to higher volume on air defense programs at M&FC.

Operating profit for the segment increased by 7% in 2002 compared to 2001. The increase in operating profit was primarily driven by higher volumes at M&FC and PT&TS as noted above in the discussion of sales.

The increase in backlog during 2003 over 2002 resulted from increased orders on development programs which more than offset declines in orders on mature production programs.

Space Systems

Space Systems’ operating results included the following:

(In millions)	2003	2002	2001
Net sales	$6,021	$5,287	$4,801
Operating profit	403	279	225
Backlog at year-end	12,813	10,701	10,797

Net sales for Space Systems increased by 14% in 2003 compared to 2002. Sales increased by $570 million in Satellites and $140 million in Strategic & Defensive Missile Systems (S&DMS) compared to 2002. The growth in Satellites is due to higher volume on government satellite programs. The growth in S&DMS is attributable to increases in both fleet ballistic missile and missile defense activities. In Launch Services, increased Titan activities offset lower sales resulting from a decline in Proton deliveries (2 in 2003 and 4 in 2002). There were 5 Atlas launches in both 2003 and 2002.

Net sales for Space Systems increased by 10% in 2002 compared to 2001. The increase in sales for 2002 resulted from higher volume in Satellites of $520 million, due to government satellite activities. This growth was partially offset by sales declines in both S&DMS and Launch Services.

Operating profit for the segment increased 44% in 2003 as compared to 2002. Satellites’ operating profit increased by $70 million over the 2002 period mainly due to improved performance on commercial satellite activities and volume increases on government satellite programs, including the impact of a $30 million charge recorded in 2003 related to a handling incident on a NASA satellite program. In Launch Services, operating profit increased by $35 million. The increase was primarily due to improved performance and risk retirement activities on the maturing Titan program, which were partially offset by the impact of a decline in Proton launches in 2003. S&DMS’ operating profit increased by $20 million due to the impact of the volume increases discussed above.

Operating profit for the segment increased 24% in 2002 as compared to 2001. Satellites’ operating profit increased $150 million due to reduced commercial satellite losses and the impact of volume increases in government satellite programs when compared to 2001. The commercial satellite manufacturing losses declined $100 million in 2002 as operating performance improved (including the benefit of closing out certain manufacturing contracts) and satellite deliveries increased. Also, in the first quarter of 2001, a $40 million loss provision was recorded on certain commercial satellite manufacturing contracts. The Satellites increase was partially offset by an $85 million decline in profitability in Launch Services. Reduced volume on government launch vehicle programs, primarily driven by a decrease in Titan activities, accounted for almost all of the decrease in year-over-year operating profit. In 2002, operating profit on Atlas and Proton launch vehicles declined $10 million when compared to 2001. This decrease was primarily due to lower profitability of $55 million on the 3 additional launches in 2002, additional charges of $60 million (net of a favorable contract adjustment of $20 million) for market and pricing pressures and included the adverse effect of a $35 million adjustment for commercial launch vehicle contract settlement costs. The 2001 results included charges for market and pricing pressures, which reduced that year’s operating profit by $145 million.

The increase in backlog during 2003 as compared to 2002 was mainly due to an increase in orders for launch services, commercial satellites, and missile defense and classified activities.

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

(In millions)	2003	2002	2001
Net sales	$3,420	$3,015	$2,970
Operating profit	291	241	225
Backlog at year-end	4,350	3,556	3,874

Net sales for IS&S increased by 13% in 2003 as compared to 2002 and by 2% for 2002 over 2001. For both comparative periods, the sales increases were primarily attributable to a higher volume of intelligence, defense and information assurance activities.

Operating profit for the segment increased 21% in 2003 as compared to 2002 and by 7% for 2002 over 2001. The increases in operating profit for both comparative periods were primarily attributable to higher volume and performance improvements on the activities described above.

Information & Technology Services

Information & Technology Services’ operating results included the following:

(In millions)	2003	2002	2001
Net sales	$3,174	$3,104	$2,763
Operating profit	226	177	114
Backlog at year-end	4,817	4,617	5,116

Net sales for I&TS increased by 2% in 2003 as compared to 2002. The sales increase for the year was mainly the result of volume increases of $110 million in Information Technology, which more than offset lower sales volume totaling $40 million on Defense Services and NASA programs. Information Technology’s results included the net impact of our purchase of the ACS federal government IT business and the concurrent sale of our commercial IT business in November 2003.

Net sales for I&TS increased by 12% in 2002 compared to 2001. For the year, the increase in sales was primarily attributable to growth of $240 million in Information Technology, due to increased volume on existing programs and the acquisition of OAO Corporation in December 2001, and $160 million in Defense Services. This growth was partially offset by a decline in sales related to volume on NASA programs.

Operating profit for the segment increased by 28% in 2003 as compared to 2002. The operating profit increase was mainly due to the higher volume in Information Technology and improved performance across all lines of business.

Operating profit for the segment increased by 55% in 2002 compared to 2001. The increase is mainly due to higher volumes and improved performance (primarily on commercial programs) in Information Technology. These increases were partially offset by a combined decrease in operating profit of $30 million on NASA and Defense Services programs.

Backlog increased mainly due to the fourth quarter 2003 ACS acquisition and as a result of a higher volume of Information Technology orders.

The I&TS segment has a business unit that provides services to the government of Argentina. At December 31, 2003, we had net investments in and advances totaling about $20 million. While we expect that these amounts will be recoverable, there is always the potential that further devaluation of the Argentine peso, deterioration in the Argentine economy or other factors could adversely affect our ability to recover those amounts.

Unallocated Corporate (Expense) Income, Net

The following table shows the components of Unallocated Corporate (expense) income, net. For a discussion of the FAS/CAS pension adjustment and other types of items included in Unallocated Corporate (expense) income, net, see Note 16 to the financial statements. For information about items not considered in segment operating performance, see the table under the previous discussion of continuing operations.

(In millions)	2003	2002	2001
FAS/CAS pension adjustment	$(300)	$243	$360
Items not considered in segment operating performance	(153)	(1,112)	(973)
Other, net	4	7	11

	$(449)	$(862)	$(602)

The difference between pension costs calculated and funded in accordance with CAS and pension expense or income determined in accordance with FAS 87 is not included in segment operating results and therefore is a reconciling item between operating profit from the business segments and consolidated operating profit (FAS/CAS adjustment). The CAS funding amount is allocated among the business segments and is included as an expense item in the segments’ cost of goods sold. A majority of the cost is also passed along to our customers through contract pricing, and is consequently included in the segments’ sales.

The change in the FAS/CAS pension adjustment in 2003 was mainly due to the Corporation reporting FAS pension expense versus FAS pension income in 2002. The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS (expense) income, and the resulting FAS/CAS adjustment:

(In millions)	2003	2002	2001
FAS 87 (expense) income	$(484)	$156	$354
Less: CAS expense and funding	(184)	(87)	(6)

FAS/CAS pension adjustment – (expense) income	$(300)	$243	$360

Liquidity and Cash Flows

Our management has set forth strategic cash deployment objectives to help ensure that we keep a focus toward growing our core business and increasing shareholder value, and that we are in a position to take advantage of opportunities to do so when they arise. Those objectives include internal investment in our business (e.g., capital expenditures, independent research and development), share repurchases, increases in dividends, debt reduction and management, and acquisitions of businesses that will complement our core operations. The following discussion highlights our cash deployment activities over the past three years as well as our future plans.

Operating Activities

        Our operating cash flow continues to be the primary source of funds for financing our activities. Cash from operations amounted to $1.8 billion in 2003, $2.3 billion in 2002 and $1.8 billion in 2001. Our earnings, adjusted for non-cash items such as depreciation, amortization and impairment charges, were the driving force behind these cash flows. Our working capital has remained relatively stable the last 2 years, even though our sales have increased by 20 percent in 2003 and 11 percent in 2002 when compared to the prior year. We attribute this to our continued discipline in managing our cash conversion cycle, including the negotiation of performance-based progress payment or advance payment terms in our contracts, inventory management, and billing and collection activities. Cash from operations is net of internal investments we have made in our business relative to independent research and development and bid and proposal activities aggregating $903 million in 2003, $830 million in 2002 and $679 million in 2001. In December 2003, we made a discretionary prepayment of $450 million to our defined benefit pension plan trust that reduced cash from operations, the majority of which will reduce our cash funding requirements for 2004. Our 2002 cash from operations included $117 million from the settlement of a research and development tax credit claim, while in 2001 we paid $655 million of income taxes related to divested businesses. We expect cash from operations to continue to be strong over the next 2 years.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $687 million in 2003, $662 million in 2002 and $619 million in 2001. We expect our capital expenditures to increase over the next 2 years consistent with the expected growth in our business.

Acquisitions and divestitures – In addition to our internal investment in capital expenditures and independent research and development activities, we also selectively identify businesses for potential acquisition. During 2003, we paid approximately $645 million for two businesses that will strengthen our capabilities in providing IT services to defense, intelligence and other government customers. Relative to our pending acquisition of Titan, we plan to finance the cash portion of the transaction principally using existing cash and short-term investment holdings.

During the past 3 years, we have divested non-core businesses, primarily those serving commercial markets. We received cash of approximately $110 million in 2003 from the sale of our commercial IT business, $134 million in 2002 from the sale of certain discontinued telecommunications businesses and $825 million in 2001 from the sale of IMS.

In December 2003, Inmarsat Ventures, Ltd., a venture in which we held a 14% interest, was acquired by a consortium of private equity firms in a leveraged buyout transaction. In exchange for our interest, we received cash of $114 million and a 14% ownership interest in the new Inmarsat holding company, Inmarsat Holdings, Ltd., valued at $96 million. We recorded a deferred gain of $42 million from the transaction, which we would expect to recognize at such time as we sell all or a portion of our interest in the new company.

Financing Activities

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. In 2003, we issued $1.0 billion of floating rate convertible senior debentures that bear interest at three-month LIBOR less 25 basis points, reset quarterly (the interest rate on this debt at December 31, 2003 was 0.93%). We used the proceeds from that issuance, along with cash provided by operations, to repay $2.2 billion of debt in advance of its maturity and retire other high cost debt. We used $175 million of cash for debt issuance and repayment costs to complete those transactions. Interest rates on the debt we retired early ranged from 7.25% to 8.375%. We also used $110 million in 2002 and $2.6 billion in 2001, to repay our long-term debt. The result has been a decrease in our total debt balance from $9.9 billion at December 31, 2000 to $6.2 billion at December 31, 2003, and a decrease in interest paid from $707 million in 2001 to $519 million in 2003. We expect interest payments to decline further in 2004 when the full impact of the debt repayment and refinancing activities in 2003 will be reflected in our operating results. Scheduled debt maturities are $136 million in 2004 and $15 million in 2005. We currently do not expect any material early repayments of long-term debt over the next 2 years.

Share repurchases and dividends – We also used cash to opportunistically repurchase 10.7 million of our common shares for $482 million in 2003 and 1.0 million of our common shares for $50 million in 2002. These transactions were pursuant to our share repurchase program initiated in 2002. In February 2004, an additional 20 million shares were authorized for repurchase under the program. As a result of the increase, a total of 31.3 million shares may be repurchased in the future under the program.

Shareholders were paid dividends of $261 million in 2003, $199 million in 2002 and $192 million in 2001. We paid a quarterly dividend of $0.12 per share during each of the first three quarters of 2003 and $0.22 per share for the last quarter of 2003. Quarterly dividends of $0.11 per share were paid during 2002 and 2001.

We are currently expecting to deploy a majority of the cash we generate from operations over the next 2 years (after capital expenditures) to repurchase shares and pay dividends.

Capital Structure and Resources

At December 31, 2003, our total long-term debt amounted to $6.2 billion. Our long-term debt is mainly in the form of publicly issued notes and debentures. The newly issued $1.0 billion of convertible debentures discussed in more detail below has a floating interest rate based on LIBOR. The balance of our long-term debt bears interest at fixed rates. Through our repayment activities, our long-term debt balance has declined from a balance of $9.9 billion at December 31, 2000. During the last 3 years, we improved our debt-to-total capital ratio from 58% at December 31, 2000 to 48% at December 31, 2003.

Our stockholders’ equity amounted to $6.8 billion at December 31, 2003, an increase of about $900 million from December 31, 2002. Net earnings, stock plan activities and a reduction of our minimum pension liability, more than offset our payment of dividends and share repurchase activities.

The $1.0 billion in floating rate convertible debentures we issued in 2003 are due in 2033. They bear interest at a rate equal to three-month LIBOR less 25 basis points, reset quarterly. Accordingly, to the extent three-month LIBOR increases or decreases by 1%, our interest expense would increase or decrease by $10 million on a pretax basis. Interest on the debentures is payable quarterly through August 15, 2008, after which the interest will accrue as part of the value of the debenture and will be payable, along with the principal amount, at maturity. The debentures are convertible by their holders into our common stock in certain limited circumstances as outlined in the indenture agreement. Upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. We have the right to redeem any or all of the debentures at any time after August 15, 2008.

In 2003, we repaid a total of $2.2 billion of long-term debt, including scheduled and early debt repayments, and the repayment of $130 million related to our guarantee of Space Imaging, LLC’s borrowings under its credit facility. We repaid several issuances of our long-term debt early through the completion of tender offers, redemption of certain callable debt securities and open market purchases of other outstanding debt issuances. Through these activities, we repaid debt totaling $1.4 billion with interest rates ranging from 7.25% to 8.375% and maturities ranging from 2006 to 2026. In connection with the early repayments, we recorded losses in 2003, net of state income tax benefits, totaling $146 million. The losses reduced net earnings by $96 million ($0.21 per diluted share).

At the end of 2003, we had in place a $1.5 billion revolving credit facility under which no borrowings were outstanding. This credit facility will expire in November 2006. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31,

2003. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

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

At December 31, 2003, we had contractual commitments to repay debt (including capital lease obligations), make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle other long-term liabilities. Payments due under these long-term obligations and commitments are as follows:

		Payments Due by Period
(In millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long-term debt and capital lease obligations	$6,208	$136	$253	$725	$5,094
Operating lease commitments	1,135	254	349	219	313
Purchase obligations	1,660	827	553	207	73
Other long-term liabilities	1,051	120	202	145	584

Total contractual cash obligations	$10,054	$1,337	$1,357	$1,296	$6,064

Generally, our long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets.

Purchase obligations include agreements and requirements contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to sub-contractors, outsourcing arrangements, and non-cancelable commitments for property, plant and equipment. Generally, amounts for purchase obligations in the preceding table exclude contractual commitments entered into as a result of contracts we have with our U.S. Government customers. These commitments are excluded because the U.S. Government would be required to pay us for any costs we incur if they terminate our contracts with them “for convenience” pursuant to the FAR. For example, if we had commitments to purchase goods and services that were entered into as a result of a specific contract we received from a U.S. Government customer and the customer terminated the contract for convenience, any amounts we would be required to pay to settle the related commitments, as well as amounts previously incurred, would generally be reimbursed by the customer. This would also be true in cases where we perform sub-contract work for a prime contractor under a U.S. Government contract. The termination for convenience language may also be included in contracts with foreign, state and local governments. If so, amounts related to purchase obligations entered into in support of those contracts were excluded from the preceding table. To the extent contracts with customers do not include termination for convenience provisions, including contracts with commercial customers, related purchase obligation amounts are included in the table.

Amounts related to “Other long-term liabilities” in the preceding table represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2003. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans and environmental liabilities. Obligations related to environmental liabilities represent our estimate of remediation payment obligations under government consent decrees and agreements, excluding amounts reimbursed by the U.S. Government in its capacity as a PRP under an agreement entered into in 2000.

We have entered into standby letter of credit agreements and other arrangements with financial institutions and customers mainly relating to the guarantee of future performance on some of our contracts to provide products and services to customers. At December 31, 2003, we had contingent liabilities on outstanding letters of credit, guarantees and other arrangements, as follows:

		Commitment Expiration per Period
(In millions)	Total Commit- ment	Less than 1 year	1–3 years	4–5 years	After 5 years
Surety bonds (a)	$253	$61	$68	$124	$—
Standby letters of credit (a)	261	180	57	13	11
Guarantees	4	3	1	—	—

Total commitments	$518	$244	$126	$137	$11

(a)	Approximately $43 million of surety bonds in the “less than 1 year” period, and approximately $117 million and $15 million of standby letters of credit in the “less than 1 year” and “1–3 year” periods, respectively, are expected to automatically renew for additional 1-2 year periods until completion of the contractual obligation.

We have issued standby letters of credit and surety bonds totaling $3.9 billion related to advances received from customers and/or to secure our performance under long-term contracts. Amounts included in the table above totaling $514 million are those amounts over and above advances received from customers which are recorded in the balance sheet as either offsets against inventories or in customer advances and amounts in excess of costs incurred. Of the $3.4 billion recorded in the balance sheet, approximately $2 billion relates to a standby letter of credit to secure advance payments received under an F-16 contract from an international customer. This letter of credit is available for draw down only in the event of our nonperformance. Similar to the letter of credit for the F-16 contract, letters of credit and surety bonds for other contracts are available for draw down only in the event of our nonperformance.

Cash and cash equivalents, short-term investments, cash flow from operations and other available financing resources, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as acquisition and other discretionary investment needs, projected over the next 3 years. Consistent with our desire to generate cash to reduce debt and invest in our core businesses, we expect that, depending on prevailing financial, market and economic conditions, we will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

Equity Investments

In 2002, we recorded impairment charges, net of state income tax benefits, totaling $776 million related to our investments in Intelsat, Ltd. (Intelsat), Inmarsat and New Skies Satellites, N.V. (New Skies). The charges reduced net earnings by $504 million ($1.12 per diluted share). The charges were recorded primarily due to unfavorable trends in the satellite services and telecommunications industries that were not expected to be resolved in the near term.

Intelsat, Inmarsat and New Skies are subject to regulation by the Federal Communications Commission (FCC). FCC decisions and policies have had, and may continue to have, a significant impact on these companies. The Open-Market Reorganization for the Betterment of International Telecommunications Act (the ORBIT Act), passed by Congress in 2000, established deadlines for Intelsat and Inmarsat to complete initial public offerings. Based on congressional and regulatory extensions received to date, and unless otherwise extended by Congress, each is required to complete their initial public offerings by June 30, 2004. Their ability to do so may be impacted by changes in trends and market conditions in the telecommunications industry, as well as in the capital markets. If those deadlines are not met or extended by further amendments to the legislation, the FCC may limit access by U.S. users to the satellite capacity of the privatized entities for some services. If this were to occur, the value of our investments could be adversely affected. In December 2003, Inmarsat was acquired in a leveraged buyout transaction and, in doing so, believes it has complied with the ORBIT Act requirements. There is no assurance that the FCC will accept Inmarsat’s position that it has satisfied the ORBIT Act requirement by completing a leveraged buyout transaction. In January 2004, Intelsat announced its intention to conduct an initial public offering of its shares in an amount up to $500 million, and expects the offering to occur on or before June 30, 2004.

In December 2002, we recorded a charge, net of state income tax benefits, of $163 million related to our investment in Space Imaging, LLC and our guarantee of up to $150 million of Space Imaging’s borrowings under a credit facility that matured on March 30, 2003. At December 31, 2002, we increased current maturities of long-term debt by $150 million representing our estimated obligation under the guarantee. On March 31, 2003, we paid $130 million to acquire Space Imaging’s outstanding borrowings under Space Imaging’s credit facility, and the guarantee was eliminated. We therefore reversed, net of state income taxes, approximately $19 million of the charge recorded in December 2002, representing the unutilized portion of the credit facility covered by our guarantee. This gain increased 2003 net earnings by $13 million ($0.03 per diluted share).

In 2001, we recorded a charge, net of state income tax benefits, of $361 million related to the impairment of our investment in Loral Space & Communications Ltd. (see Note 8 to the financial statements). The charge reduced net earnings by $235 million ($0.54 per diluted share). In July 2003, Loral Space and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2003, we sold our ownership interest in Loral Space. The sale did not have a material impact on our results of operations, financial position or cash flows. We are an unsecured creditor of Loral Space in the bankruptcy proceeding. Loral Space has made a claim that they are entitled to a refund of payments made to us under various terminated launch service contracts. We believe that the claim is without merit and that we are entitled to retain the amounts under the terms of the contracts. We do not expect these events to have a material impact on our results of operations, financial position or cash flow.

In 2001, we recorded a charge, net of state income tax benefits, of $367 million related to impairment in the value of our investment in Astrolink International LLC. We also recorded charges of approximately $20 million, net of state income tax benefits, in cost of sales for certain other costs related to Astrolink. On a combined basis, these charges reduced net earnings for 2001 by approximately $267 million ($0.62 per diluted share). In January 2003, we entered into an agreement with Astrolink’s other members to restructure Astrolink. As part of the transaction, Liberty Satellite & Technology, a subsidiary of Liberty Media Corporation, had an option to acquire Astrolink’s assets and pursue a business plan to build a one- or two-satellite system. On October 24, 2003, Liberty Satellite & Technology notified us that they would not exercise the option to acquire Astrolink’s assets and build the satellite system. As a result, as part of the restructuring agreement, Astrolink’s procurement contracts were terminated, and we acquired the remaining ownership interests in Astrolink. The restructuring also entailed the settlement of existing claims related to termination of Astrolink’s procurement contracts with its members, certain of their affiliates and other vendors. Under these settlements, we retained our work in process. Completion of the restructuring did not have a material impact on our financial position, results of operations or cash flows.

In 2001 we recorded charges, net of state income tax benefits, of approximately $232 million related to commitments to and impairment in the values of investments in satellite joint ventures, primarily Asia Cellular Satellite System and Americom Asia-Pacific, LLC. The charges reduced net earnings for 2001 by $153 million ($0.35 per diluted share).

Realization and valuation of our investments in equity securities may be affected by an investee’s ability to obtain adequate funding, including through public and private sales of its debt and equity securities, and execute its business plans, as well as by general market conditions, industry considerations specific to the investee’s business, and/or other factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect our earnings in the periods affected by those events.

Discontinued Operations

In the fourth quarter of 2001, we announced that we would exit our global telecommunications services business and recorded related charges, net of state income tax benefits, of approximately $1.4 billion. The charges reduced net earnings by about $1.3 billion ($3.09 per diluted share).

The charges related to global telecommunications services businesses held for sale and exit costs for the elimination of the administrative function supporting the global telecommunications businesses and investments. Amounts recorded included about $1.2 billion related to impairment of goodwill, with the remainder related to impairment of some of the long-lived assets employed by foreign businesses held for sale and costs associated with elimination of administrative functions. We completed sales of all of the businesses classified as held for sale in 2002 with the exception of Lockheed Martin Intersputnik (LMI). Those transactions did not have a material impact on our consolidated results of operations or financial position.

We reached an agreement to sell LMI in the third quarter of 2002; however, in April 2003, the agreement was terminated. We are continuing to treat LMI as a discontinued operation, as we are still holding and actively marketing the business for sale, and there are interested potential buyers. The operating results of LMI had no impact on the statement of earnings in 2003, and its assets and liabilities, which represented less than 1% of our consolidated assets and liabilities at the end of 2003, were included in our balance sheet in other current assets and other current liabilities. We do not expect that the operating results of LMI (until such time as we sell the business), or its ultimate sale, will have a material effect on our consolidated results of operations, financial position or cash flows.

We completed the sale of IMS, a wholly-owned subsidiary, for $825 million in cash in August 2001. This transaction resulted in a gain, net of state income taxes, of $476 million and increased net earnings by $309 million ($0.71 per diluted share). The results of IMS’ operations, as well as the gain on the sale, were classified as discontinued operations.

Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include short-term investments and long-term debt. Our long-term debt obligations, other than the $1.0 billion in convertible debentures issued in 2003, are generally not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates. At year-end 2003, we had agreements in place to swap fixed interest rates on approximately $70 million of our long-term debt for variable interest rates based on LIBOR. The interest rate swap agreements are designated as effective hedges of the fair value of the underlying fixed-rate debt instruments. At December 31, 2003, the fair values of interest rate swap agreements outstanding were not material. The amounts of gains and losses from changes in the fair values of the swap agreements were entirely offset by those from changes in the fair value of the associated debt obligations. Changes in swap rates would affect the market value of the agreements, but those changes in value would be offset by changes in the value of the underlying debt obligations.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At December 31, 2003, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material. We do not hold or issue derivative financial instruments for trading purposes.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our disclosure controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

At December 31, 2003, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” on page 73 and 74, and under the caption “Derivative financial instruments” in Note 1 – “Significant Accounting Policies” on page 86 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, the Corporation maintains a system of internal controls over financial reporting designed and intended to provide reasonable assurance, based on an appropriate cost-benefit relationship, that assets are safeguarded and transactions are properly executed and recorded. The Corporation also maintains a system of disclosure controls and procedures which includes controls and procedures designed to ensure that information required to be disclosed in its filings with the Securities and Exchange Commission (SEC) is gathered and communicated to management for timely consideration of disclosure. An environment that provides for an appropriate level of control consciousness is maintained and monitored and includes examinations by an internal audit staff, examinations by the independent auditors in connection with their reviews of interim financial information and their annual audit, and audits by the Defense Contract Audit Agency of our compliance with federal government rules and regulations applicable to contracts with the U.S. Government. In addition, a Disclosure Controls Committee assists in monitoring and evaluating disclosure controls and procedures, and to review interim and annual reports of financial information filed with the SEC for accuracy and completeness.

Essential to the Corporation’s internal control system is management’s dedication to the highest standards of integrity, ethics and social responsibility. To support these standards, management has issued the Code of Ethics and Business Conduct (the Code) and developed policy statements that cover, among other topics, maintaining accurate and complete accounting records, proper business practices, regulatory compliance, potentially conflicting outside interests of employees, and adherence to high standards of conduct and practices in dealings with customers, including the U.S. Government. The Code provides for a help line that employees can use to confidentially or anonymously communicate to the Corporation’s ethics office complaints or concerns about accounting, internal control or auditing matters. These matters, if requested by the employee, must be forwarded directly to the Corporation’s Audit and Ethics Committee. The importance of ethical behavior is regularly communicated to all employees through the distribution of the Code, and through ongoing education and review programs designed to create a strong compliance environment.

The Audit and Ethics Committee of the Board of Directors is composed of seven independent directors. This Committee meets periodically with the independent auditors, internal auditors and management to review their activities. Both the independent auditors and the internal auditors have unrestricted access to meet with members of the Audit and Ethics Committee, with or without management representatives present.

The Audit and Ethics Committee is responsible for the selection, retention and compensation of the independent auditors. The consolidated financial statements included in this Annual Report have been audited by Ernst & Young LLP, whose report follows.

/s/ Vance D. Coffman	/s/ Christopher E. Kubasik

VANCE D. COFFMAN	CHRISTOPHER E. KUBASIK
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

/s/ Robert J. Stevens	/s/ Rajeev Bhalla

ROBERT J. STEVENS	RAJEEV BHALLA
President and Chief Operating Officer	Vice President and Controller

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

McLean, Virginia

January 27, 2004

Lockheed Martin Corporation

Consolidated Statement of Operations

	Year ended December 31,
(In millions, except per share data)	2003	2002	2001
Net sales	$31,824	$26,578	$23,990
Cost of sales	29,848	24,629	22,447

Earnings from operations	1,976	1,949	1,543
Other income and expenses, net	43	(791)	(710)

	2,019	1,158	833
Interest expense	487	581	700

Earnings from continuing operations before taxes	1,532	577	133
Income tax expense	479	44	90

Earnings from continuing operations	1,053	533	43
Discontinued operations	—	(33)	(1,089)

Net earnings (loss)	$1,053	$500	$(1,046)

Earnings (loss) per common share:
Basic:
Continuing operations	$2.36	$1.20	$0.10
Discontinued operations	—	(0.07)	(2.55)

	$2.36	$1.13	$(2.45)
Diluted:
Continuing operations	$2.34	$1.18	$0.10
Discontinued operations	—	(0.07)	(2.52)

	$2.34	$1.11	$(2.42)

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheet

	December 31,
(In millions)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,010	$2,738
Short-term investments	240	—
Receivables	4,039	3,655
Inventories	2,348	2,250
Deferred income taxes	921	1,277
Other current assets	843	706

Total current assets	9,401	10,626

Property, plant and equipment, net	3,489	3,258
Investments in equity securities	1,060	1,009
Goodwill	7,879	7,380
Purchased intangibles, net	807	814
Prepaid pension asset	1,213	1,221
Other assets	2,326	2,671

	$26,175	$26,979

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,434	$1,102
Customer advances and amounts in excess of costs incurred	4,256	4,542
Salaries, benefits and payroll taxes	1,418	1,272
Income taxes	91	107
Current maturities of long-term debt	136	1,365
Other current liabilities	1,558	1,433

Total current liabilities	8,893	9,821

Long-term debt	6,072	6,217
Post-retirement benefit liabilities	1,440	1,480
Accrued pension liabilities	1,100	1,872
Other liabilities	1,914	1,724

Stockholders’ equity:
Common stock, $1 par value per share	446	455
Additional paid-in capital	2,477	2,796
Retained earnings	5,054	4,262
Unearned ESOP shares	(17)	(50)
Accumulated other comprehensive loss	(1,204)	(1,598)

Total stockholders’ equity	6,756	5,865

	$26,175	$26,979

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
(In millions)	2003	2002	2001
Operating Activities
Earnings from continuing operations	$1,053	$533	$43
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	480	433	425
Amortization of purchased intangibles	129	125	154
Amortization of goodwill	—	—	244
Deferred federal income taxes	467	(463)	(118)
Loss from discontinued operations	—	(33)	(1,089)
Write-down of investments and other charges	42	1,127	1,051
Net charges related to discontinued operations	—	—	936
Changes in operating assets and liabilities:
Receivables	(258)	394	(34)
Inventories	(94)	585	651
Accounts payable	330	(317)	192
Customer advances and amounts in excess of costs incurred	(285)	(460)	318
Income taxes	(16)	44	(456)
Other	(39)	320	(492)

Net cash provided by operating activities	1,809	2,288	1,825

Investing Activities
Expenditures for property, plant and equipment	(687)	(662)	(619)
Acquisition of businesses / investments in affiliated companies	(821)	(104)	(192)
Purchase of short-term investments, net	(240)	—	—
Proceeds from divestiture of affiliated companies	234	134	825
Other	53	93	125

Net cash (used for) provided by investing activities	(1,461)	(539)	139

Financing Activities
Issuances of long-term debt	1,000	—	—
Repayments of long-term debt	(2,202)	(110)	(2,508)
Long-term debt issuance and repayment costs	(175)	—	(58)
Issuances of common stock	44	436	213
Repurchases of common stock	(482)	(50)	—
Common stock dividends	(261)	(199)	(192)
Other	—	—	(12)

Net cash (used for) provided by financing activities	(2,076)	77	(2,557)

Net (decrease) increase in cash and cash equivalents	(1,728)	1,826	(593)
Cash and cash equivalents at beginning of year	2,738	912	1,505

Cash and cash equivalents at end of year	$1,010	$2,738	$912

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Stockholders’ Equity

(In millions, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive (loss) income	Total stockholders’ equity	Comprehensive (loss) income
Balance at December 31, 2000	$431	$1,789	$5,199	$(115)	$(144)	$7,160

Net loss	—	—	(1,046)	—	—	(1,046)	$(1,046)
Common stock dividends declared ($0.44 per share)	—	—	(192)	—	—	(192)	—
Stock awards and options, and ESOP activity	10	353	—	31	—	394	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	—	(33)	(33)	(33)
Net unrealized gain from available-for-sale investments	—	—	—	—	23	23	23
Reclassification adjustment related to available-for-sale investments	—	—	—	—	151	151	151
Other	—	—	—	—	(14)	(14)	(14)

Balance at December 31, 2001	441	2,142	3,961	(84)	(17)	6,443	$(919)

Net earnings	—	—	500	—	—	500	$500
Common stock dividends declared ($0.44 per share)	—	—	(199)	—	—	(199)	—
Stock awards and options, and ESOP activity	15	703	—	34	—	752	—
Repurchases of common stock	(1)	(49)	—	—	—	(50)	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	—	(1,537)	(1,537)	(1,537)
Net unrealized loss from available-for-sale investments	—	—	—	—	(100)	(100)	(100)
Reclassification adjustments related to available-for-sale investments	—	—	—	—	53	53	53
Other	—	—	—	—	3	3	3

Balance at December 31, 2002	455	2,796	4,262	(50)	(1,598)	5,865	$(1,081)

Net earnings	—	—	1,053	—	—	1,053	$1,053
Common stock dividends declared ($0.58 per share)	—	—	(261)	—	—	(261)	—
Repurchases of common stock	(11)	(471)	—	—	—	(482)	—
Stock awards and options, and ESOP activity	2	152	—	33	—	187	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	—	331	331	331
Net unrealized gain from available-for-sale investments	—	—	—	—	46	46	46
Other	—	—	—	—	17	17	17

Balance at December 31, 2003	$446	$2,477	$5,054	$(17)	$(1,204)	$6,756	$1,447

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2003

Note 1 – Significant Accounting Policies

Organization – Lockheed Martin Corporation (Lockheed Martin or the Corporation) is engaged in the conception, research, design, development, manufacture, integration and operation of advanced technology systems, products and services. As a leading systems integrator, its products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems. The Corporation serves customers in both domestic and international defense and commercial markets, with its principal customers being agencies of the U.S. Government.

Basis of consolidation and classifications – The consolidated financial statements include the accounts of wholly-owned subsidiaries and majority-owned entities which the Corporation controls. Intercompany balances and transactions have been eliminated in consolidation. Receivables and inventories are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than 1 year. In accordance with industry practice, these items are included in current assets.

Certain amounts for prior years have been reclassified to conform with the 2003 presentation.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Due to the size and nature of many of the Corporation’s programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for schedule and technical issues. Actual results may differ from those estimates.

Cash and cash equivalents – Cash equivalents are generally composed of highly liquid instruments with maturities of 3 months or less. Due to the short maturity of these instruments, carrying value on the Corporation’s consolidated balance sheet approximates fair value.

Short-term investments – The Corporation’s short-term investments consist of marketable securities that are categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards (FAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses on those securities are reflected as a net amount under the caption of accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Realized gains and losses are recorded in the statement of operations under the caption other income or expenses. For purposes of computing realized gains and losses, cost is determined on a specific identification basis. The fair values of marketable securities are estimated based on quoted market price for the respective securities.

At December 31, 2003, the Corporation recorded short-term investments with an aggregate amortized cost of $239 million and fair value of $240 million. There were no short-term investments at December 31, 2002. The investment portfolio was composed of the following:

(In millions)	Amortized Cost	Fair Value
U.S. treasury and government agency securities	$125	$126
Corporate debt securities	94	94
Mortgage-backed and other securities	20	20

	$239	$240

Over 80% of the securities had contractual maturities of 1 to 5 years. Proceeds from sales of marketable securities totaled $116 million in 2003. Gross gains and losses related to sales of marketable securities for the year, as well as net unrealized gains and losses at year-end, were not material.

Receivables – Receivables consist of amounts billed and currently due from customers, and include unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. As such revenues are recognized, appropriate amounts of customer advances, performance-based payments and progress payments are reflected as an offset to the related accounts receivable balance.

Inventories – Inventories are stated at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production, allocable operating overhead, advances to suppliers and, where appropriate, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances. General and administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred. Costs of other product and supply inventories are principally determined by the first-in first-out or average cost methods.

Property, plant and equipment – Property, plant and equipment are carried principally at cost. Depreciation is provided on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets; thereafter, straight-line depreciation is used. Estimated useful lives generally range from 10 to 40 years for buildings and 5 to 15 years for machinery and equipment.

Investments in equity securities – Investments in equity securities include the Corporation’s ownership interests in affiliated companies accounted for under the equity method of accounting. Under this method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the investees, the Corporation’s share of the earnings or losses of the affiliated companies is included in other income and expenses. The Corporation recognizes currently gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees. These gains or losses are also included in other income and expenses. Investments in equity securities also include the Corporation’s ownership interests in companies in which its investment represents less than 20%. If classified as available-for-sale, these investments are accounted for at fair value, with unrealized gains and losses recorded in other comprehensive income, in accordance with FAS 115. If declines in the value of investments accounted for under either the equity method or FAS 115 are determined to be other than temporary, a loss is recorded in earnings currently. The Corporation makes such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, information regarding market and industry trends for the investee’s business, and investment analyst reports, if available. Investments not accounted for under one of these methods are generally accounted for under the cost method of accounting.

Goodwill – Beginning January 1, 2002, goodwill is no longer amortized. Goodwill is displayed on the consolidated balance sheet net of accumulated amortization of $1,382 million at December 31, 2003 and 2002. Under FAS 142 (see discussion under the caption “Recent accounting pronouncements” in this Note), goodwill is evaluated for potential impairment annually by comparing the fair value of a reporting unit to its carrying value, including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

Purchased intangibles, net – Intangible assets acquired as part of business combinations are amortized over their estimated useful lives unless their useful lives are determined to be indefinite. For material business combinations, amounts recorded related to purchased intangibles are determined from independent valuations. The Corporation’s purchased intangibles primarily relate to contracts and programs acquired which are amortized over periods of 15 years or less. Purchased intangibles are displayed in the consolidated balance sheet net of accumulated amortization of $1,491 million and $1,364 million at December 31, 2003 and 2002, respectively. Amortization expense related to these intangible assets was $129 million, $125 million, and $154 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is estimated to be approximately $145 million per year in 2004 through 2006, $125 million in 2007 and $75 million in 2008, excluding the effects of any future acquisitions or divestitures.

Customer advances and amounts in excess of costs incurred – The Corporation receives advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances, other than those reflected as an offset to accounts receivable or inventories as discussed above, are classified as current liabilities.

Environmental matters – The Corporation records a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. A substantial portion of these costs are expected to be reflected in sales and cost of sales pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, an asset is recorded for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. The portion of those costs expected to be allocated to commercial business or that is determined to be unallowable for pricing under U.S. Government contracts is reflected in cost of sales at the time the liability is established.

Sales and earnings – Sales and anticipated profits under long-term fixed-price production contracts are recorded on a percentage of completion basis, generally using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. Estimated contract profits are taken into earnings in proportion to recorded sales. Sales under certain long-term fixed-price contracts which, among other factors, provide for the delivery of minimal quantities or require a substantial level of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion.

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

Research and development and similar costs – Corporation-sponsored research and development costs primarily include independent research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, these costs are generally included as part of the general and administrative costs that are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, the Corporation’s portion of unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to cost of sales in 2003, 2002 and 2001, including costs related to bid and proposal efforts, were $903 million, $830 million and $679 million, respectively. Costs incurred under customer-sponsored research and development programs pursuant to contracts are accounted for as sales and cost of sales under the contract.

Restructuring activities – Under existing U.S. Government regulations, certain costs incurred for consolidation or restructuring activities that can be demonstrated to result in savings in excess of the cost to implement those actions can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of the Corporation’s products and services. Included in other assets in the consolidated balance sheet at December 31, 2003 and 2002 is approximately $155 million and $215 million, respectively, of deferred costs related to various consolidation actions.

Impairment of certain long-lived assets – Generally, the carrying values of long-lived assets other than goodwill are reviewed for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

Derivative financial instruments – The Corporation sometimes uses derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. The Corporation accounts for derivative financial instruments in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under FAS 133, all derivatives are recorded as either assets or liabilities in the consolidated balance sheet, and periodically adjusted to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings.

Interest rate swap agreements are designated as effective hedges of the fair value of certain existing fixed-rate debt instruments. Forward currency exchange contracts are designated as qualifying hedges of cash flows associated with firm commitments or specific anticipated transactions. At December 31, 2003, the fair values of interest rate swap agreements and forward currency exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material. The Corporation does not hold or issue derivative financial instruments for trading purposes.

Stock-based compensation – The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation has adopted those provisions of FAS 123, “Accounting for Stock-Based Compensation,” as amended, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods (see Note 12). The Corporation’s pro forma information follows:

(In millions, except per share data)	2003	2002	2001
Net earnings (loss):
As reported	$1,053	$500	$(1,046)
Fair value-based compensation cost, net of taxes	(61)	(67)	(49)

Pro forma net earnings (loss)	$992	$433	$(1,095)

Earnings (loss) per basic share:
As reported	$2.36	$1.13	$(2.45)
Pro forma	$2.22	$0.97	$(2.56)

Earnings (loss) per diluted share:
As reported	$2.34	$1.11	$(2.42)
Pro forma	$2.20	$0.96	$(2.53)

Comprehensive income – Comprehensive income (loss) for the Corporation consists primarily of net earnings (loss) and the after-tax impact of: the additional minimum pension liability, unrealized gains and losses related to available-for-sale investments, reclassification adjustments related to available-for-sale investments, and other activities related to hedging activities and foreign currency translation. Income taxes related to components of other comprehensive income are generally recorded based on an effective tax rate, including the effects of federal and state taxes, of 37%.

The accumulated balances of the components of other comprehensive income (loss) at December 31, 2003 are as follows: minimum pension liability – $(1,239) million; net unrealized gains from available-for-sale investments – $44 million; and other activities – $(9) million.

Recent accounting pronouncements – In December 2003, the Financial Accounting Standards Board issued a Staff Position that allows companies to defer recognition of the impact that the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) might have on the benefit obligations they provide their retirees, pending the issuance of specific guidance on the accounting for the federal subsidy introduced by the Act which, when issued, could require a change to previously reported information. The Corporation elected to defer recognition of the impact of the Act; accordingly, the accumulated post-retirement benefit obligation (APBO) for its retiree health care benefits, as well as the net periodic post-retirement benefit cost, included in the Corporation’s financial statements and the accompanying notes do not currently reflect the effects of the Act. It is expected that any such change would result in some reduction to the APBO and the net periodic post-retirement benefit cost.

As required, the Corporation adopted FAS 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Among other things, the Statement prohibits the amortization of goodwill and sets forth a new methodology for periodically assessing and, if warranted, recording impairment of goodwill. The Corporation completed the initial step of the goodwill impairment test required by the new rules and concluded that no adjustment to the balance of goodwill at the date of adoption was required. In addition, the Corporation reassessed the estimated remaining useful lives of other intangible assets as part of its adoption of the Statement. As a result of that review, the estimated remaining useful life of the intangible asset related to the F-16 fighter aircraft program was extended from 6 to 10 years, effective January 1, 2002. This change resulted in a decrease in annual amortization expense associated with that intangible asset of approximately $30 million on a pretax basis.

The following table provides a reconciliation of reported earnings from continuing operations and related per share amounts for the year ended December 31, 2001 to adjusted amounts which exclude the effects of goodwill amortization and reflect the change in amortization related to the F-16 program for those periods.

(In millions, except per share data)	2003	2002	2001
Earnings from continuing operations:
As reported	$1,053	$533	$43
Impact of:
Goodwill amortization	—	—	215
Purchased intangibles amortization change	—	—	21

Adjusted	$1,053	$533	$279

Earnings per diluted share from continuing operations:
As reported	$2.34	$1.18	$0.10
Impact of:
Goodwill amortization	—	—	0.50
Purchased intangibles amortization change	—	—	0.05

Adjusted	$2.34	$1.18	$0.65

Note 2 – Acquisitions and Divestitures

In November 2003, the Corporation and Affiliated Computer Services, Inc. (ACS) completed transactions whereby the Corporation acquired ACS’ federal government information technology (IT) business, and ACS concurrently acquired the Corporation’s commercial IT business. The total purchase price related to the Corporation’s acquisition of ACS’ federal government IT business, including transaction-related costs, was approximately $585 million. The acquisition was accounted for by allocating the purchase price to the assets acquired and liabilities assumed based on their fair values, and included recording an intangible asset of $57 million related to a covenant not to compete that will be amortized over 5 years, an intangible asset of approximately $55 million related to contracts acquired that will be amortized over 7 years, and goodwill of approximately $460 million which is not tax deductible. The acquisition expands the Corporation’s capabilities in business process outsourcing and managed services, thereby enhancing its ability to support civil and defense government agencies. The divestiture of the Corporation’s commercial IT business resulted in a gain, net of state income taxes, of $15 million which was recorded in other income and expenses. The gain increased net earnings by approximately $8 million ($0.02 per diluted share).

In September 2003, the Corporation announced that a definitive agreement had been reached to acquire The Titan Corporation (Titan). Under the terms of the merger agreement, stockholders of Titan may elect to receive $22 in cash for each share of Titan common stock, an amount of Lockheed Martin common stock based on an exchange rate, or a combination of cash and stock. Titan stockholders who elect to receive all cash or all stock will be subject to allocation procedures set forth in the merger agreement which require that, in the aggregate, 50% of the shares of outstanding Titan common stock must be exchanged for the Corporation’s common stock and 50% of the Titan common stock must be exchanged for cash. The announced value of the transaction, including the assumption of Titan’s long-term debt, is approximately $2.4 billion before accumulated tax benefits. Nearly all of Titan’s sales are to the U.S. Government. The acquisition remains subject to approval by Titan stockholders and satisfaction of other closing conditions.

Note 3 – Discontinued Operations

In December 2001, the Corporation announced that it would exit its global telecommunications services business as a result of continuing overcapacity in the telecommunications industry and deteriorating business and economic conditions in Latin America. The Corporation recorded charges, net of state income tax benefits, totaling approximately $1.4 billion in 2001 related to this action. The charges decreased net earnings by approximately $1.3 billion ($3.09 per diluted share).

The charges related to certain global telecommunications services businesses held for sale included, net of state income tax benefits, approximately $1.2 billion for the impairment of goodwill, and $170 million for the impairment of other long-lived assets and exit costs associated with elimination of the administrative infrastructure supporting the global telecommunications businesses and investments. The charges were included in discontinued operations in the statement of operations, and the results of operations and cash flows of the businesses identified as held for sale were classified as discontinued operations in the Corporation’s consolidated financial statements for all periods presented and were excluded from business segment information. The Corporation completed sales of all of the businesses classified as held for sale in 2002 with the exception of Lockheed Martin Intersputnik (LMI). Those transactions did not have a material impact on the Corporation’s consolidated results of operations or financial position.

The Corporation is continuing to treat LMI as a discontinued operation, as the Corporation is still holding and actively marketing the business for sale, and there are interested potential buyers. The operating results of LMI had no impact on the statement of earnings for the year ended December 31, 2003, and were not material for the years ended December 31, 2002 and 2001. LMI’s assets and liabilities represented less than 1% of the Corporation’s consolidated assets and liabilities at December 31, 2003 and 2002, and were included in the consolidated balance sheet in other current assets and other current liabilities.

In addition, the Corporation completed the sale of Lockheed Martin IMS Corporation (IMS), a wholly-owned subsidiary, for $825 million in cash in August 2001. The transaction resulted in a gain, net of state income taxes, of $476 million and increased net earnings by $309 million ($0.71 per diluted share). The results of IMS’ operations, as well as the gain on the sale, are classified as discontinued operations.

Net sales and loss before income taxes included in discontinued operations were as follows:

(In millions)	2003	2002	2001
Net sales	$20	$228	$803

Loss before income taxes:
Results of operations of discontinued businesses	$—	$(19)	$(52)
Charges related to discontinued businesses, net of IMS gain	—	—	(970)

	$—	$(19)	$(1,022)

The Corporation reported a net loss from discontinued operations of $33 million ($0.07 per diluted share) in 2002. This amount included losses incurred to complete wind-down activities related to the global telecommunications services businesses, offset by the reversal of a reserve associated with the sale of IMS. When recording the sale of IMS in 2001, the Corporation established transaction reserves to address various indemnity provisions in the sale agreement. The risks associated with certain of these indemnity provisions were resolved and $39 million, net of taxes, was reversed through discontinued operations in 2002.

Note 4 – Earnings Per Share

Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method. The dilutive effect of the convertible debentures issued in 2003 (see Note 9) will not be included in earnings per share calculations until such time as certain contingency provisions that would permit conversion as outlined in the underlying indenture agreement are satisfied.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

(In millions, except per share data)	2003	2002	2001
Net earnings (loss):
Continuing operations	$1,053	$533	$43
Discontinued operations:
Results of operations from discontinued businesses	—	(33)	(62)
Charges related to discontinued businesses, net of IMS gain	—	—	(1,027)

Net earnings (loss) for basic and diluted computations	$1,053	$500	$(1,046)

Average common shares outstanding:
Average number of common shares outstanding for basic computations	446.5	445.1	427.4
Dilutive stock options – based on the treasury stock method	3.5	6.9	5.1

Average number of common shares outstanding for diluted computations	450.0	452.0	432.5

Earnings (loss) per common share:
Basic:
Continuing operations	$2.36	$1.20	$0.10
Discontinued operations:
Results of operations from discontinued businesses	—	(0.07)	(0.15)
Charges related to discontinued businesses, net of IMS gain	—	—	(2.40)

	$2.36	$1.13	$(2.45)

Diluted:
Continuing operations	$2.34	$1.18	$0.10
Discontinued operations:
Results of operations from discontinued businesses	—	(0.07)	(0.14)
Charges related to discontinued businesses, net of IMS gain	—	—	(2.38)

	$2.34	$1.11	$(2.42)

Note 5 – Receivables

(In millions)	2003	2002
U.S. Government:
Amounts billed	$1,421	$1,048
Unbilled costs and accrued profits	2,351	2,116
Less customer advances and progress payments	(470)	(422)
Commercial and foreign governments:
Amounts billed	335	483
Unbilled costs and accrued profits	448	474
Less customer advances	(46)	(44)

	$4,039	$3,655

Less than 10% of the December 31, 2003 unbilled costs and accrued profits are expected to be recovered after 1 year.

Note 6 – Inventories

(In millions)	2003	2002
Work in process, primarily related to long-term contracts and programs in progress	$5,434	$6,221
Less customer advances and progress payments	(3,396)	(4,272)

	2,038	1,949
Other inventories	310	301

	$2,348	$2,250

Inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $327 million and $391 million at December 31, 2003 and 2002, respectively, to provide launch services. These amounts are net of a reserve recorded in 2002 related to the Corporation’s assessment of the probability of termination of certain launches under contract, as well as amounts related to advances for launches not under contract. Advances for launches not under contract are subject to an agreement which provides for reduced future payments from Lockheed Martin to Khrunichev on launches contingent on the receipt of new orders as well as a minimum number of actual launches each year, in lieu of the requirement to provide launch services. The charge related to the reserve, net of state income tax benefits, was $173 million, and reduced 2002 net earnings by $112 million ($0.25 per diluted share). In addition, commercial launch vehicle inventories included amounts advanced to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of $57 million and $61 million at December 31, 2003 and 2002, respectively, for the development and purchase, subject to certain conditions, of RD-180 booster engines used for Atlas launch vehicles.

In 2003, the Corporation recorded a charge, net of state income tax benefits, of $41 million in cost of sales related to its decision to exit the commercial mail sorting business. The charge,

which related primarily to the impairment of inventories of the business, reduced net earnings by $27 million ($0.06 per diluted share).

Work in process inventories at December 31, 2003 and 2002 included general and administrative costs, including independent research and development costs and bid and proposal costs, of $381 million and $502 million, respectively. General and administrative costs charged to cost of sales from inventories for the years ended December 31, 2003, 2002 and 2001, including independent research and development costs and bid and proposal costs, totaled $2.0 billion, $1.7 billion and $1.8 billion, respectively.

Approximately $534 million of costs included in 2003 inventories, including $166 million advanced to Khrunichev, are not expected to be recovered within 1 year.

Note 7 – Property, Plant and Equipment

(In millions)	2003	2002
Land	$106	$102
Buildings	3,365	3,197
Machinery and equipment	5,198	5,017

	8,669	8,316
Less accumulated depreciation and amortization	(5,180)	(5,058)

	$3,489	$3,258

During the year ended December 31, 2003, the Corporation recorded write-offs of fully depreciated property, plant and equipment totaling approximately $330 million.

Note 8 – Investments in Equity Securities

(In millions)	2003	2002
Equity method investments (ownership interest):
Intelsat, Ltd. (25%)	$729	$682
Other	94	84

	823	766

Cost method investments (ownership interest):
New Skies Satellites, N.V. (16%)	133	56
Inmarsat Holdings, Ltd. (14%)	96	—
Inmarsat Ventures, Ltd. (14%)	—	168
Other	8	19

	237	243

	$1,060	$1,009

Other equity method investments include United Space Alliance, LLC (50% ownership interest) and other smaller joint ventures in which the Corporation participates. The carrying value of the Corporation’s investment in New Skies is marked to market.

In 2002, the Corporation recorded charges relating to its telecommunications investments, including Intelsat, Ltd. (Intelsat), Inmarsat Ventures, Ltd. (Inmarsat Ventures) and New Skies Satellites, N.V. (New Skies). The charges were recorded as a result of the decline in the values of the investments which the Corporation assessed as being other than temporary, primarily due to unfavorable trends in the satellite services and telecommunications industries that were not expected to be resolved in the near term. The charges reduced operating profit (earnings from continuing operations before interest and taxes), net earnings and earnings per diluted share for the year ended December 31, 2002 as follows:

(In millions, except per share data)	Operating Profit	Net Earnings	Earnings per Diluted Share
Intelsat	$(572)	$(371)	$(0.82)
Inmarsat Ventures	(101)	(66)	(0.15)
New Skies	(103)	(67)	(0.15)

	$(776)	$(504)	$(1.12)

In December 2003, Inmarsat Ventures was acquired by a consortium of private equity firms in a leveraged buyout transaction. In exchange for its interest, the Corporation received cash of $114 million and a 14% ownership interest in the new Inmarsat holding company valued at $96 million. The Corporation recorded a deferred gain of $42 million from the transaction, representing the difference between the consideration received and the carrying value of its investment in Inmarsat Ventures of $168 million. The Corporation would expect to recognize the deferred gain at such time as it sells all or a portion of its interest in the new company, Inmarsat Holdings, Ltd.

In 2001, the Corporation decided not to make any further investment in Astrolink International LLC (Astrolink), and wrote off its 31% equity interest. As a result, the Corporation recorded a charge, net of state income tax benefits, of $367 million in other income and expenses to reflect the other than temporary decline in the value of its investment in Astrolink. The Corporation also recorded, net of state income tax benefits, approximately $20 million of charges through cost of sales for certain other costs related to Astrolink. On a combined basis, these charges reduced net earnings for 2001 by approximately $267 million ($0.62 per diluted share).

In January 2003, the Corporation entered into an agreement with Astrolink’s other members to restructure Astrolink. As part of the transaction, Liberty Satellite & Technology, a subsidiary of Liberty Media Corporation, had an option to acquire Astrolink’s assets and pursue a business plan to build a one- or two-satellite system. On October 24, 2003, Liberty Satellite & Technology notified the Corporation that they would not exercise the option to acquire Astrolink’s assets and build the satellite system. As a result, as part of the previously disclosed restructuring agreement, Astrolink’s procurement contracts were terminated, and the Corporation acquired the remaining ownership interests in Astrolink. The restructuring also entailed the settlement of existing claims related to termination of Astrolink’s procurement contracts with its members, certain of their affiliates and other vendors. Under these settlements, the Corporation retained its work in process. Completion of the restructuring did not have a material impact on the Corporation’s financial position, results of operations or cash flows.

In 2001, the Corporation recorded a charge, net of state income tax benefits, of $361 million in other income and expenses related to its investment in Loral Space & Communications, Ltd. (Loral Space). The charge reduced net earnings by $235 million ($0.54 per diluted share). The decline in the value of the investment was assessed to be other than temporary due to the downward trend in the market price of Loral Space’s stock and the potential impact of market and industry conditions on its ability to execute its business plans. In July 2003, Loral Space and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2003, the Corporation sold its ownership interest in Loral Space. The sale did not have a material impact on the Corporation’s results of operations, financial position or cash flows.

In 2001, the Corporation recorded charges, net of state income tax benefits, of approximately $232 million in other income and expenses related to commitments to and impairment in the values of investments in certain satellite joint ventures, primarily Asia Cellular Satellite System (ACeS) and Americom Asia-Pacific, LLC (AAP). These charges reduced net earnings by $153 million ($0.35 per diluted share).

Note 9 – Debt

The Corporation’s long-term debt is primarily in the form of publicly issued, fixed-rate and variable-rate notes and debentures, summarized as follows:

Type (Maturity Dates) (In millions, except interest rate data)	Range of Interest Rates	2003	2002(a)
Floating rate convertible debentures (2033)	0.93%	$1,000	$—
Other debentures (2013-2036)	7.0 – 9.1%	3,388	4,198
Notes (2004-2022)	6.5 – 9.0%	1,778	3,099
Other obligations (2004-2017)	1.0 – 10.5%	42	260

		6,208	7,557
Less current maturities		(136)	(1,365)

		$6,072	$6,192

(a)	Amounts exclude a $25 million adjustment to the fair value of long-term debt relating to the Corporation’s interest rate swap agreements which will not be settled in cash.

In August 2003, the Corporation completed a tender offer to purchase for cash any and all of its outstanding 7.25% notes due May 15, 2006 and 8.375% debentures due June 15, 2024. A total principal amount of $720 million of the notes and debentures were retired. The Corporation also repurchased $251 million of long-term debt securities from other of its outstanding debt issuances in the open market. The Corporation recorded a loss, net of state income tax benefits, totaling $127 million in other income and expenses related to the early retirement of the long-term debt repurchased under the tender offer and in the open market. The loss reduced 2003 net earnings by $83 million ($0.18 per diluted share).

Also in August 2003, the Corporation issued $1.0 billion in floating rate convertible debentures due in 2033. The debentures bear interest at a rate equal to three-month LIBOR less

25 basis points, reset quarterly. The interest rate in effect at December 31, 2003 was 0.93%. Interest on the debentures is payable quarterly through August 15, 2008, after which the interest will accrue as part of the value of the debenture and will be payable, along with the principal amount of the debenture, at maturity. The debentures are convertible by their holders into the Corporation’s common stock in certain limited circumstances as outlined in the indenture agreement. Absent certain events not currently anticipated, the debentures are not convertible unless the price of the Corporation’s common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter. The conversion price was $75.79 per share at December 31, 2003, and is expected to change over time as provided for in the indenture agreement. Upon conversion, the Corporation has the right to deliver, in lieu of common stock, cash or a combination of cash and common stock, and also has the right to redeem any or all of the debentures at any time after August 15, 2008.

In the first quarter of 2003, the Corporation issued irrevocable redemption notices to the trustees for two issuances of callable debentures totaling $450 million. This amount was included in current maturities of long-term debt on the balance sheet at December 31, 2002. One notice was for $300 million of 7.875% debentures due on March 15, 2023, which were repaid on March 15, 2003. The second notice was for $150 million of 7.75% debentures due on April 15, 2023, which were repaid on April 15, 2003. The Corporation recorded a loss, net of state income tax benefits, of $19 million in other income and expenses related to the early repayment of the $450 million of debt. The loss reduced 2003 net earnings by $13 million ($0.03 per diluted share).

In December 2002, the Corporation recorded a charge, net of state income tax benefits, of $163 million related to its investment in Space Imaging, LLC and its guarantee of up to $150 million of Space Imaging’s borrowings under a credit facility that matured on March 30, 2003. The charge was recorded in light of the Corporation’s decision, and the decision of its other major partner in the joint venture, not to provide further funding, its assessment that Space Imaging will likely not be able to repay their obligation under the credit facility when due, and the uncertainties as to whether Space Imaging would be successful in obtaining the additional investment necessary to fund replacement satellites consistent with their business plans. On March 31, 2003, the Corporation paid $130 million to acquire Space Imaging’s outstanding borrowings under Space Imaging’s credit facility, and the guarantee was eliminated. The Corporation therefore reversed, net of state income taxes, approximately $19 million of the charge recorded in December 2002, representing the unutilized portion of the credit facility covered by its guarantee. This gain increased first quarter 2003 net earnings by $13 million ($0.03 per diluted share).

In September 2001, the Corporation redeemed approximately $117 million of 7% debentures ($175 million at face value) due in 2011 which were originally sold at approximately 54% of their principal amount. The debentures were redeemed at face value, resulting in a loss, net of state income tax benefits, of $55 million which was included in other income and expenses. The loss reduced net earnings by $36 million ($0.08 per diluted share).

The registered holders of $300 million of 40-year debentures issued in 1996 may elect, between March 1 and April 1, 2008, to have their debentures repaid by the Corporation on May 1, 2008.

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

At December 31, 2003, the Corporation had in place a $1.5 billion revolving credit facility; no borrowings were outstanding. This credit facility will expire in November 2006. Borrowings under the credit facility would be unsecured and bear interest at rates based, at the Corporation’s option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank’s obligation to make loans under the credit facility is subject to, among other things, the Corporation’s compliance with various representations, warranties and covenants, including covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio.

The Corporation’s scheduled long-term debt maturities for the 5 years following December 31, 2003 are: $136 million in 2004; $15 million in 2005; $238 million in 2006; $33 million in 2007; $692 million in 2008; and $5,094 million thereafter.

Certain of the Corporation’s other financing agreements contain restrictive covenants relating to debt, limitations on encumbrances and sale and lease-back transactions, and provisions which relate to certain changes in control.

The estimated fair values of the Corporation’s long-term debt instruments at December 31, 2003, aggregated approximately $7.4 billion, compared with a carrying amount of approximately $6.2 billion. The fair values were estimated based on quoted market prices for those instruments that are publicly traded. For privately placed debt, the fair values were estimated based on the quoted market prices for similar issues, or on current rates offered to the Corporation for debt with similar remaining maturities. Unless otherwise indicated elsewhere in the notes to the financial statements, the carrying values of the Corporation’s other financial instruments approximate their fair values.

Interest payments were $519 million in 2003, $586 million in 2002 and $707 million in 2001.

Note 10 – Income Taxes

The provision for federal and foreign income taxes attributable to continuing operations consisted of the following components:

(In millions)	2003	2002	2001
Federal income taxes:
Current	$(14)	$469	$170
Deferred	467	(463)	(118)

Total federal income taxes	453	6	52
Foreign income taxes	26	38	38

Total income taxes provided	$479	$44	$90

Net provisions for state income taxes are included in general and administrative expenses, which are primarily allocable to government contracts. The net state income tax expense was $38 million for 2003, and net state income tax benefits were $7 million for 2002 and $8 million for 2001.

A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate to actual income tax expense is as follows:

(In millions)	2003	2002	2001
Income tax expense at the statutory federal tax rate	$536	$202	$47
Increase (reduction) in tax expense from:
Extraterritorial income exclusion benefit	(46)	(42)	(38)
Revisions to prior years’ estimated liabilities	(28)	(62)	(20)
R&D tax credit settlement	—	(90)	—
Nondeductible amortization	—	—	62
Other, net	17	36	39

Actual income tax expense	$479	$44	$90

The primary components of the Corporation’s federal deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2003		2002
Deferred tax assets related to:
Accumulated post-retirement benefit obligations	$502		$535
Contract accounting methods	459		493
Accrued compensation and benefits	476		344
Basis differences of impaired investments	74		407
Pensions(a)	—		110
Other	242		470

	1,753		2,359
Deferred tax liabilities related to:
Purchased intangibles	269		345
Property, plant and equipment	225		178
Pensions(a)	96		—

	590		523

Net deferred tax assets	$1,163	(b)	$1,836	(b)

(a)	The change in deferred tax balances related to pensions was primarily due to the recording of an adjustment to reduce the minimum pension liability in 2003.

(b)	These amounts included $242 million and $559 million, respectively, of net noncurrent deferred tax assets which are included in “Other assets” on the consolidated balance sheet.

Federal and foreign income tax payments, net of refunds received, were $170 million in 2003, $55 million in 2002 and $837 million in 2001. Included in these amounts are tax payments and refunds related to the Corporation’s divestiture activities. In addition, these amounts include net tax payments (refunds) related to discontinued operations of $(123) million in 2003, $(22) million in 2002 and $179 million in 2001.

The Corporation realized an income tax cash benefit of $140 million in 2002 as a result of exercises of employee stock options. This benefit is recorded in stockholders’ equity under the caption, “Stock awards and options, and ESOP activity.” The benefit for 2003 was not material.

Note 11 – Other Income and Expenses, Net

(In millions)	2003	2002	2001
Equity in earnings of equity investees, net	$107	$93	$68
Interest income	75	47	91
Loss on early repayment of debt	(146)	—	(55)
Gain on sale of commercial IT business	15	—	—
Space Imaging and related guarantee	19	(163)	—
Write-down of telecommunications investments	—	(776)	—
Write-off of investments in Astrolink and Loral Space	—	—	(728)
Gain on sales of surplus real estate	—	—	111
Impairment loss related to AAP	—	—	(100)
Other charges related to the exit from global telecommunications	—	—	(73)
Other activities, net	(27)	8	(24)

	$43	$(791)	$(710)

Note 12 – Stockholders’ Equity and Related Items

Capital stock – At December 31, 2003, the authorized capital of the Corporation was composed of 1.5 billion shares of common stock (approximately 446 million shares issued), 50 million shares of series preferred stock (no shares issued), and 20 million shares of Series A preferred stock (no shares outstanding).

In October 2002, the Corporation announced a share repurchase program for the repurchase of up to 23 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. The Corporation repurchased approximately 10.7 million shares under the program in 2003 for $482 million, and 1 million shares in 2002 for $50 million. In February 2004, an additional 20 million shares were authorized for repurchase under the program. As a result of the increase, a total of 31.3 million shares may be repurchased in the future under the program.

Stock option and award plans – In April 2003, the stockholders approved the Lockheed Martin 2003 Incentive Performance Award Plan (the Award Plan). Under the Award Plan, employees of the Corporation may be granted stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or stock units. The maximum number of shares that may be subject to such stock-based incentive awards in any calendar year is limited to 1.9% of the Corporation’s common stock outstanding on the December 31 preceding the grant. The maximum number of shares that may be issued as restricted stock is limited to 18% of the total number of shares authorized to be issued under the Award Plan, or 18% of 22.5 million shares at December 31, 2003. Employees may also be granted cash-based incentive awards. These awards may be granted either individually or in combination with other awards. The Award Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Under the

Award Plan, no award of options may become fully vested prior to the second anniversary of the grant and no portion of an option grant may become vested in less than one year, except for 1.5 million options specifically exempted from vesting restrictions. The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement or layoff. The Award Plan does not impose any minimum vesting periods on other types of awards. The maximum term of an option or any other award is 10 years. The Award Plan allows the Corporation to provide for financing by award recipients other than executive officers of the exercise or purchase price of common stock underlying an award, subject to certain conditions, by interest-bearing notes payable to the Corporation.

Prior to April 2003, the Corporation granted stock-based and cash-based incentive awards pursuant to the Lockheed Martin Corporation 1995 Omnibus Performance Award Plan (the “Omnibus Plan”), which was approved by the stockholders in March 1995. Awards under the Omnibus Plan were similar to those authorized by the Award Plan except that the Omnibus Plan did not include any minimum vesting requirements.

In 2003, 25,000 shares of restricted common stock were issued under the Award Plan. In 2001, 25,000 restricted shares were awarded under the Omnibus Plan. No restricted common stock was awarded in 2002. The shares were recorded based on the market value of the Corporation’s common stock on the date of the award. Recipients are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting. The restricted shares generally vest over 4 to 5 year periods from the grant date. The impact of restricted stock awards was not material to stockholders’ equity or compensation expense in 2003, 2002 or 2001.

In April 1999, the stockholders approved the Lockheed Martin Directors Equity Plan (the Directors Plan). Approximately 50% of each director’s annual compensation is awarded under the Directors Plan. Directors of the Corporation may elect to receive such compensation in the form of stock units which track investment returns to changes in value of the Corporation’s common stock with dividends reinvested, options to purchase common stock of the Corporation, or a combination of the two. The Directors Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Except in certain circumstances, options and stock units issued under the Directors Plan vest on the first anniversary of the grant. The maximum term of an option is 10 years.

The Award Plan, the Omnibus Plan and the Directors Plan, as well as the number of shares of Lockheed Martin common stock authorized for issuance under these plans, have been approved by the stockholders of the Corporation. At December 31, 2003, the number of shares of Lockheed Martin common stock reserved for issuance under the Corporation’s stock option and award plans totaled 58.9 million.

The following table summarizes stock option and restricted stock activity related to the Corporation’s plans during 2001, 2002 and 2003:

	Number of Shares (In thousands)
	Available for Grant	Options Outstanding	Weighted Average Exercise Price
December 31, 2000	9,734	38,582	$31.91

Additional shares reserved	16,000	—	—
Options granted	(7,016)	7,016	35.06
Options exercised	—	(7,024)	22.61
Options terminated	177	(177)	43.27
Restricted stock awards	(25)	—	—

December 31, 2001	18,870	38,397	34.12

Options granted	(7,049)	7,049	50.45
Options exercised	—	(14,231)	30.76
Options terminated	554	(581)	35.55

December 31, 2002	12,375	30,634	39.42

Additional shares reserved	22,500	—	—
Retired Omnibus Plan shares	(4,814)	—	—
Options granted	(6,664)	6,664	51.08
Options exercised	—	(1,637)	26.96
Options terminated	29	(181)	49.12
Restricted stock awards	(25)	—	—

December 31, 2003	23,401	35,480	42.14

Approximately 25.5 million, 19.6 million, and 27.1 million outstanding options were exercisable by employees at December 31, 2003, 2002 and 2001, respectively.

Information regarding options outstanding at December 31, 2003 follows (number of options in thousands):

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:
Less than $20.00	2,578	$18.35	5.0
$20.00 - $29.99	2,514	26.54	3.1
$30.00 - $39.99	10,074	36.05	5.5
$40.00 - $50.00	3,468	45.58	3.1
Greater than $50.00	16,846	51.04	7.6

Total	35,480	42.14	6.1

Options exercisable:
Less than $20.00	2,578	$18.35	5.0
$20.00 - $29.99	2,514	26.54	3.1
$30.00 - $39.99	10,074	36.05	5.5
$40.00 - $50.00	3,443	45.58	3.1
Greater than $50.00	6,924	51.26	6.1

Total	25,533	38.74	5.0

Stock options granted in 2003 under the Omnibus Plan have 10-year terms and generally vest over a 3-year service period. Options granted in 2002 and 2001 under the Omnibus Plan also have 10-year terms, but generally vest over a 2-year service period. Exercise prices of options awarded for all years were equal to the market price of the stock on the date of grant. Pro forma information regarding net earnings and earnings per share as if the Corporation had accounted for its employee stock options under the fair value method is included in Note 1. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.91%	4.24%	4.95%
Dividend yield	1.00%	1.00%	0.60%
Volatility factors related to expected price of Lockheed Martin stock	0.387	0.376	0.366
Expected option life	5 years	5 years	5 years

The weighted average fair value of each option granted during 2003, 2002 and 2001 was $17.78, $18.23 and $13.32, respectively.

Note 13 – Post-Retirement Benefit Plans

Defined contribution plans – The Corporation maintains a number of defined contribution plans with 401(k) features that cover substantially all employees, the most significant of which are the 401(k) plans for salaried employees and hourly employees. Under the provisions of these 401(k) plans, employees’ eligible contributions are matched by the Corporation at established rates. The Corporation’s matching obligations were $238 million in 2003, $232 million in 2002 and $226 million in 2001, the majority of which were funded in Lockheed Martin common stock.

The Lockheed Martin Corporation Salaried Savings Plan is a defined contribution plan with a 401(k) feature that includes an ESOP. The ESOP purchased 34.8 million shares of the Corporation’s common stock in 1989 with the proceeds from a $500 million note issue which is guaranteed by the Corporation. The Corporation’s match consisted of shares of its common stock, which was partially fulfilled with stock released from the ESOP at approximately 2.4 million shares per year based upon the debt repayment schedule through June 2004. Compensation costs recognized relative to the ESOP shares were $108 million, $134 million and $90 million in 2003, 2002 and 2001, respectively. The remainder of the Corporation’s match to the Salaried Savings Plan was fulfilled through purchases of common stock from terminating participants or in the open market, or through newly issued shares from the Corporation. Interest incurred on the ESOP debt totaled $5 million, $10 million and $13 million in 2003, 2002 and 2001, respectively. Dividends received by the ESOP with respect to unallocated shares held are used for debt service. The ESOP held approximately 48.2 million issued shares of the Corporation’s common stock at December 31, 2003, of which approximately 47.0 million were allocated and 1.2 million were unallocated. The fair value of the unallocated ESOP shares at December 31, 2003 was approximately $60 million. Unallocated common shares held by the ESOP are considered outstanding for voting and other Corporate purposes, but excluded from weighted average outstanding shares in calculating earnings per share. For 2003, 2002 and 2001, the weighted average unallocated ESOP shares excluded in calculating earnings per share totaled approximately 2.0 million, 4.4 million and 6.7 million common shares, respectively.

Certain plans for hourly employees include a non-leveraged ESOP. In one such plan, the match is made, generally at the election of the participant, in either the Corporation’s common stock or a different investment choice. The Corporation’s contributions to these plans were made through cash contributed to the ESOP trust which was used, if so elected, to purchase common stock from terminating participants or in the open market for allocation to participant accounts. This ESOP trust held approximately 3.3 million issued and outstanding shares of common stock at December 31, 2003.

Defined benefit pension plans, and retiree medical and life insurance plans – Most employees are covered by defined benefit pension plans, and certain health care and life insurance benefits are provided to eligible retirees by the Corporation. The Corporation has made contributions to trusts (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans) established to pay future benefits to eligible retirees and dependents. The Corporation uses December 31 as its measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for each of the years presented were based on assumptions in effect at the end of the respective preceding years.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
(In millions)	2003	2002	2003	2002
Change in benefit obligations
Benefit obligations at beginning of year	$21,918	$19,713	$3,316	$3,125
Service cost	640	565	40	37
Interest cost	1,453	1,401	211	213
Benefits paid	(1,296)	(1,247)	(344)	(320)
Actuarial losses	1,603	1,417	424	190
Amendments	46	102	80	13
Divestitures	—	(33)	3	(6)
Participants’ contributions	—	—	80	64

Benefit obligations at end of year	$24,364	$21,918	$3,810	$3,316

Change in plan assets
Fair value of plan assets at beginning of year	$17,661	$20,300	$906	$1,026
Actual return on plan assets	3,876	(1,397)	216	(125)
Benefits paid	(1,296)	(1,247)	(343)	(318)
Corporation’s contributions	669	69	276	259
Participants’ contributions	—	—	80	64
Divestitures	3	(64)	—	—

Fair value of plan assets at end of year	$20,913	$17,661	$1,135	$906

Unfunded status of the plans	$(3,451)	$(4,257)	$(2,675)	$(2,410)
Unrecognized net actuarial losses	5,486	6,075	1,122	891
Unrecognized prior service cost	534	568	113	39
Unrecognized transition asset	(1)	(3)	—	—

Net amount recognized	$2,568	$2,383	$(1,440)	$(1,480)

Amounts recognized in the consolidated balance sheet:
Prepaid assets	$1,213	$1,221	$—	$—
Accrued liabilities	(1,100)	(1,872)	(1,440)	(1,480)
Intangible asset	517	551	—	—
Accumulated other comprehensive loss related to minimum pension liability	1,938	2,483	—	—

Net amount recognized	$2,568	$2,383	$(1,440)	$(1,480)

The projected benefit obligations (PBO) for the Corporation’s more significant defined benefit pension plans exceeded the fair value of the plans’ assets at December 31, 2003 and 2002, as reflected in the table above.

At December 31, 2003 and 2002, the Corporation’s consolidated balance sheet included pretax additional minimum pension liabilities of $1.9 billion and $2.5 billion, respectively, related to certain of its defined benefit pension plans. This liability is calculated on a plan-by-plan basis, and is required if the accumulated benefit obligation (ABO) of the plan exceeds the fair value of the plan assets and the plan’s accrued pension liabilities. The ABO for all defined benefit pension plans was approximately $21 billion and $19 billion at December 31, 2003 and 2002, respectively.

For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the PBO, ABO and fair value of the plans’ assets were as follows:

(In millions)	2003	2002
Projected benefit obligation	$15,228	$13,648
Accumulated benefit obligation	13,312	11,994
Fair value of plan assets	12,211	10,122

The net pension cost as determined by FAS 87, “Employers’ Accounting for Pensions,” and the net post-retirement benefit cost as determined by FAS 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions,” related to the Corporation’s plans include the following components:

(In millions)	2003	2002	2001
Defined benefit pension plans
Service cost	$640	$565	$523
Interest cost	1,453	1,401	1,357
Expected return on plan assets	(1,748)	(2,162)	(2,177)
Amortization of prior service cost	79	72	64
Recognized net actuarial losses (gains)	62	(33)	(117)
Amortization of transition asset	(2)	(3)	(4)

Total net pension expense (income)	$484	$(160)	$(354)

Retiree medical and life insurance plans
Service cost	$40	$37	$41
Interest cost	211	213	211
Expected return on plan assets	(69)	(89)	(99)
Amortization of prior service cost	1	(4)	(5)
Recognized net actuarial losses	49	20	9

Total net post-retirement expense	$232	$177	$157

The actuarial assumptions used to determine the benefit obligations at December 31, 2003 and 2002 related to the Corporation’s defined benefit pension and post-retirement benefit plans, as appropriate, are as follows:

	Benefit Obligation Assumptions
	2003	2002
Discount rates	6.25%	6.75%
Rates of increase in future compensation levels	5.50	5.50

The actuarial assumptions used to determine the net expense (income) related to the Corporation’s defined benefit pension and post-retirement benefit plans for the years ended December 31, 2003, 2002 and 2001, as appropriate, are as follows:

	Pension Cost Assumptions
	2003	2002	2001
Discount rates	6.75%	7.25%	7.50%
Expected long-term rates of return on assets	8.50	9.50	9.50
Rates of increase in future compensation levels	5.50	5.50	5.50

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested or to be invested to provide for the benefits included in the benefit obligations. The long-term rate of return assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns.

The decrease in the discount rate from 6.75% at December 31, 2002 to 6.25% at December 31, 2003 resulted in a $1.5 billion increase in the benefit obligations of the Corporation’s defined benefit pension plans at December 31, 2003.

The medical trend rates used in measuring the post-retirement benefit obligation were 10.0% in 2003 and 9.1% in 2002, and were assumed to ultimately decrease to 5.0% by the year 2011. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the benefit obligation of approximately 5% and (4)%, respectively, at December 31, 2003, and a change in the 2003 post-retirement service cost plus interest cost of approximately 5% and (4)%, respectively. The medical trend rate for 2004 is 11.0%.

The asset allocations of the Corporation’s plans at December 31, 2003 and 2002, by asset category, were as follows:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2003	2002	2003	2002
Asset category:
Equity securities	63%	52%	64%	59%
Debt securities	33	44	34	39
Other	4	4	2	2

	100%	100%	100%	100%

Lockheed Martin Investment Management Company (LMIMCO), an investment adviser registered under the Investment Advisers Act of 1940 and a wholly-owned subsidiary of the Corporation, has the fiduciary responsibility for making investment decisions related to the assets of the Corporation’s defined benefit pension plans and retiree medical and life insurance plans. LMIMCO’s investment objectives for the assets of the defined benefit pension plans are to minimize the present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The investment objective for the assets of the retiree medical and life insurance plans is to meet or exceed the rate of return assumed for the plans for funding purposes over the long term. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives.

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers and the maintenance of a portfolio diversified by asset class, investment approach and security holdings, and the maintenance of sufficient liquidity to meet benefit obligations as they come due.

LMIMCO’s investment policies require that asset allocations of defined benefit pension plans be maintained within the following ranges:

Investment Groups	Asset Allocation Ranges
Equity securities	35 – 70%
Non-U.S. equity securities	0 – 20%
Debt securities	10 – 60%
Cash	0 – 35%
Other	0 – 15%

Current policies for the plans target an asset mix of 65% in total equity securities and 35% in debt and other securities.

Investment policies for all plans limit the use of alternative investments and derivatives. Investments in alternative asset classes or structures (e.g., real estate, private equity, hedge funds and commodities) are limited to 15% of plan assets. Investments in derivatives are subject to additional limitations and constraints, including a maximum notional value of futures of no more than 5% of plan assets. Use of derivatives to create leverage is prohibited.

Equity securities purchased by external investment managers and included in the assets of the defined benefit pension plans included the Corporation’s common stock in the amounts of $13.7 million (less than 0.07% of total plan assets) and $9.5 million (less than 0.06% of total plan assets) at December 31, 2003 and 2002, respectively. Equity securities included in the assets of the retiree medical and life insurance plans included the Corporation’s common stock in the amounts of $0.3 million (less than 0.03% of total plan assets) and $1.4 million (less than 0.2% of total plan assets) at December 31, 2003, and 2002, respectively.

The Corporation generally refers to U.S. Government Cost Accounting Standards (CAS) and Internal Revenue Code rules in determining funding requirements for its pension plans. In December 2003, the Corporation made a discretionary prepayment of $450 million to the defined benefit plan pension trust, the majority of which will reduce its cash funding requirements for 2004. In 2004, the Corporation expects to contribute approximately $50 million—$60 million to its defined benefit pension plans, after giving consideration to the 2003 prepayment, and $310 million—$320 million to its retiree medical and life insurance plans.

The Corporation sponsors nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The expense associated with these plans totaled $60 million in 2003, $54 million in 2002 and $47 million in 2001.

Note 14 – Leases

Total rental expense under operating leases was $301 million, $235 million and $223 million for 2003, 2002 and 2001, respectively.

Future minimum lease commitments at December 31, 2003 for all operating leases that have a remaining term of more than 1 year were approximately $1.1 billion ($254 million in 2004, $194 million in 2005, $155 million in 2006, $120 million in 2007, $99 million in 2008 and $313 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 15 – Commitments and Contingencies

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

Environmental matters – The Corporation is responding to three administrative orders issued in 1994 and 1997 by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation’s former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation’s plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation continues to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination. In January 2002, the State of California reduced its provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to 4 ppb, a move that industry believes is not supported by the current studies.

Although this provisional standard does not create any legally enforceable requirements for the Corporation at this time, the Corporation developed and is in the process of implementing a preliminary remediation plan that would meet the provisional standard if it were to become final. The consolidated balance sheet at December 31, 2003 includes a liability of approximately $180 million representing the Corporation’s estimate of the remaining expenditures necessary to implement the remediation and other work at the site. As at other sites, the Corporation is pursuing claims for contribution to site clean-up costs against other potentially responsible parties (PRPs), including the U.S. Government.

The Corporation has been conducting remediation activities to address soil and groundwater contamination by chlorinated solvents at its former operations in Great Neck, New York which it acquired as part of its acquisition of Loral Corporation in 1996. This work is being done pursuant to a series of orders and agreements with the New York State Department of Environmental Conservation beginning with a 1991 administrative order entered by Unisys Tactical Defense Systems, a predecessor company at the site. The remediation work associated with this site includes work performed on the site itself, as well as implementation of an interim remedial measure intended to address an off-site plume of groundwater contamination. Future costs are estimated to be approximately $50 million. This amount is included in the consolidated balance sheet at December 31, 2003. As at other sites, the Corporation is pursuing claims against other PRPs, including the U.S. Government, for contribution to site clean-up costs.

Since 1990, the Corporation has been responding to various consent decrees and orders relating to soil and regional groundwater contamination in the San Fernando Valley associated with the Corporation’s former operations in Burbank and Glendale, California. Among other things, these consent decrees and orders obligate the Corporation to construct and fund the operations of soil and groundwater treatment facilities in Burbank and Glendale, California through 2018 and 2012, respectively; however, responsibility for the long-term operation of these facilities was assumed by the respective localities in 2001. The Corporation has been successful in limiting its financial responsibility for these activities to date to its pro rata share as a result of litigation and settlements with other PRPs. In addition, under an agreement reached with the U.S. Government in 2000, the Corporation will continue to be reimbursed in an amount equal to approximately 50% of future expenditures for certain remediation activities by the U.S. Government in its capacity as a PRP under the Comprehensive Environmental Response,

Compensation and Liability Act. The Corporation has recorded a liability of approximately $55 million representing its estimate of the total expenditures required over the remaining terms of the consent decrees and orders described above, net of the effects of the agreement.

The Corporation is involved in proceedings and potential proceedings relating to environmental matters at other facilities, including disposal of hazardous wastes and soil and groundwater contamination. The extent of the Corporation’s financial exposure cannot in all cases be reasonably determined at this time. In addition to the amounts with respect to the Redlands, Great Neck, Burbank and Glendale sites described above, a liability of approximately $140 million for the other properties (including current operating facilities and certain facilities operated in prior years) in which an estimate of financial exposure can be determined has been recorded. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, the Corporation projects costs over a reasonable time frame not to exceed 20 years.

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

At December 31, 2003 and 2002, the aggregate amount of liabilities recorded relative to environmental matters was approximately $425 million and $445 million, respectively. The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation’s products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other PRPs, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation’s U.S. Government sales and cost of sales.

Waste remediation contract – In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for the design, construction and limited test of remediation facilities, and the remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The DoE, through its management contractor, terminated the Pit 9 contract for default on June 1, 1998. The DoE’s lawsuit, together with the Corporation’s counterclaims, was tried in the U.S. District Court in Pocatello, Idaho from August through November 2003. At trial, the DoE sought damages and interest totaling approximately $100 million. The Corporation sought to overturn the termination for default and damages of approximately $270 million. The matter is expected to be submitted to the trial court for decision in March 2004. The Corporation has assumed that it will recover some portion of its costs, which are recorded in inventories, based on its estimate of the probable outcome of the case. It is not possible to predict the outcome of the lawsuit with certainty. The court may award damages to either party in the full amount it sought at trial or in some lesser amount. The Corporation expects the court to render a decision later in 2004, although final resolution of the lawsuit will likely depend upon the outcome of further proceedings and possible negotiations with the DoE.

Letters of credit and other matters – The Corporation has entered into standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain of its contracts. At December 31, 2003, the Corporation had contingent liabilities on outstanding letters of credit and other arrangements aggregating approximately $518 million.

Note 16 – Information on Business Segments and Major Customers

In 2003, the Corporation announced the formation of Integrated Systems & Solutions (IS&S), a new business segment, from components of the Electronic Systems and Space Systems segments. IS&S is leveraging the Corporation’s existing and emerging capabilities related to addressing customers’ growing needs for integrated, net-centric solutions. With the formation of IS&S, the former Systems Integration business segment is now called Electronic Systems. Also in 2003, the Corporation changed the name of its Technology Services segment to Information & Technology Services (I&TS) to better reflect the scope of its activities. The Aeronautics business segment was unaffected by these changes.

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, IS&S, and I&TS. In the following tables of financial data, the total of the operating results of the principal business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate (expense) income, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments (mainly telecommunications), interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. The remaining reconciling item relates to the effects of the Corporation’s adoption of FAS 142 in 2002. For financial data other than “Operating profit,” all activities other than those pertaining to the principal business segments are included in “Other.”

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under GAAP in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in the business segment results. CAS is a major factor in determining pension funding requirements for the Corporation, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of the Corporation’s products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of the Corporation’s segments only include pension expense as determined and funded in accordance with CAS rules.

Transactions between segments are generally negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of “Net sales” in the related table that follows. Other accounting policies of the business segments are the same as those described in “Note 1 - Significant Accounting Policies.”

Following is a brief description of the activities of the principal business segments:

•	Aeronautics – Engaged in design, research and development, systems integration, production, support and upgrade of advanced military aircraft and related technologies. Its customers include the military services of the United States and allied countries throughout the world. Major products and programs include the F-16 multi-role fighter, F/A-22 air dominance and multi-mission combat aircraft, F-35 Joint Strike Fighter, Japanese F-2 combat aircraft, Korean T-50 advanced trainer, C-130 tactical airlift aircraft, C-5 strategic airlift aircraft, C-27J medium transport aircraft and support for the F-117 stealth fighter and special mission and reconnaissance aircraft (e.g., P-3 Orion, S-3 Viking, U-2 and Big Safari modifications).

•	Electronic Systems – Engaged in the design, research, development, integration and production of high performance systems for undersea, shipboard, land and airborne applications. Major product lines include: missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; radars; platform integration systems; homeland security systems; surveillance and reconnaissance systems; advanced aviation management, security and information technology solutions; simulation and training systems; and postal automation systems.

•	Space Systems – Engaged in the design, research, development, engineering, integration and production of satellites, strategic and defensive missile systems and launch services. The satellite product line includes both government and commercial satellites. Strategic and defensive missile systems include airborne and missile defense technologies and fleet ballistic missiles. Launch services include launches on Titan, Atlas and Proton launch vehicles, and also include the Space Shuttle’s external tank. In addition, the segment has investments in joint ventures that are principally engaged in businesses that complement and enhance other activities of the segment.

•

Integrated Systems & Solutions – Engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, reconnaissance and surveillance (C4ISR) activities of the U.S. Department of Defense (DoD), intelligence agencies, other federal agencies and allied countries; provides technology, full life cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in space, air and ground systems; serves as the Corporation’s focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling, simulation and large-scale systems integration.

•	Information & Technology Services – Engaged in a wide array of information technology (IT), IT-related, and other technology services to federal agencies and other customers. Major product lines include: information technology integration and management; enterprise solutions, application development, maintenance and consulting for strategic programs for the DoD and civil government agencies; aircraft and engine maintenance and modification services; management, operation, maintenance, training, and logistics support for military, homeland security and civilian systems; launch, mission, and analysis services for military, classified and commercial satellites; engineering, science and information services for NASA; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Consistent with the requirements of FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the following tables of financial data have been adjusted to reflect the changes in the business segments as noted above. This did not result in any changes to the historical operating results in total for the Corporation.

Selected Financial Data by Business Segment

(In millions)	2003	2002	2001
Net sales
Aeronautics	$10,202	$6,471	$5,355
Electronic Systems	8,991	8,685	8,079
Space Systems	6,021	5,287	4,801
Integrated Systems & Solutions	3,420	3,015	2,970
Information & Technology Services	3,174	3,104	2,763

Total business segments	31,808	26,562	23,968
Other	16	16	22

	$31,824	$26,578	$23,990

Operating profit(a)
Aeronautics	$690	$448	$329
Electronic Systems	858	875	816
Space Systems	403	279	225
Integrated Systems & Solutions	291	241	225
Information & Technology Services	226	177	114

Total business segments	2,468	2,020	1,709
Unallocated Corporate expense, net(b)	(449)	(862)	(602)
Impact of FAS 142 adoption	—	—	(274)

	$2,019	$1,158	$833

Intersegment revenue
Aeronautics	$41	$28	$52
Electronic Systems	550	338	221
Space Systems	134	147	67
Integrated Systems & Solutions	471	272	174
Information & Technology Services	765	707	814

Total business segments	1,961	1,492	1,328
Other	83	75	77

	$2,044	$1,567	$1,405

Selected Financial Data by Business Segment (continued)

(In millions)	2003	2002	2001
Depreciation and amortization of property, plant and equipment
Aeronautics	$89	$74	$84
Electronic Systems	160	153	142
Space Systems	120	108	123
Integrated Systems & Solutions	29	34	31
Information & Technology Services	42	36	22

Total business segments	440	405	402
Other	40	28	23

	$480	$433	$425

Amortization of purchased intangibles
Aeronautics	$50	$50	$51
Electronic Systems	47	49	47
Space Systems	8	7	8
Integrated Systems & Solutions	14	12	13
Information & Technology Services	8	7	5

Total business segments	127	125	124
Other	2	—	30

	$129	$125	$154

Expenditures for property, plant and equipment(c)
Aeronautics	$210	$205	$142
Electronic Systems	204	200	184
Space Systems	143	147	112
Integrated Systems & Solutions	35	34	38
Information & Technology Services	41	44	30

Total business segments	633	630	506
Other	54	22	39

	$687	$652	$545

Selected Financial Data by Business Segment (continued)

(In millions)	2003	2002	2001
Assets(d)
Aeronautics	$3,061	$2,835	$3,017
Electronic Systems	8,740	8,697	8,685
Space Systems	2,986	3,147	3,916
Integrated Systems & Solutions	2,223	2,070	2,219
Information & Technology Services	2,342	1,634	1,911

Total business segments	19,352	18,383	19,748
Other(e)	6,823	8,596	7,966

	$26,175	$26,979	$27,714

Goodwill
Aeronautics	$—	$—	$—
Electronic Systems	5,075	5,075	5,075
Space Systems	453	453	453
Integrated Systems & Solutions	1,357	1,311	1,311
Information & Technology Services	994	541	532

	$7,879	$7,380	$7,371

Customer advances and amounts in excess of costs incurred
Aeronautics	$2,049	$2,408	$2,406
Electronic Systems	1,049	816	766
Space Systems	1,042	1,238	1,701
Integrated Systems & Solutions	98	57	114
Information & Technology Services	16	19	15

Total business segments	4,254	4,538	5,002
Other	2	4	—

	$4,256	$4,542	$5,002

(a)	Operating profit included equity in earnings of equity investees as follows:

(In millions)	2003	2002	2001
Space Systems	$51	$39	$51
Information & Technology Services	15	10	10

Total business segments	66	49	61
Other	41	44	7

	$107	$93	$68

(b)	Unallocated Corporate (expense) income, net includes the following:

(In millions)	2003	2002	2001
FAS/CAS pension adjustment	$(300)	$243	$360
Items not considered in segment operating performance	(153)	(1,112)	(973)
Other	4	7	11

	$(449)	$(862)	$(602)

For information regarding the items not considered in management’s evaluation of segment operating performance, see Notes 2, 3, 6, 8, 9 and 11 to the consolidated financial statements.

(c)	Amounts exclude expenditures related to discontinued businesses totaling $10 million in 2002 and $74 million in 2001.

(d)	The Corporation has no significant long-lived assets located in foreign countries.

(e)	Assets primarily include cash, investments, assets held for sale, deferred income taxes and the prepaid pension asset.

Net Sales by Customer Category

(In millions)	2003	2002	2001
U.S. Government
Aeronautics	$6,613	$4,483	$3,437
Electronic Systems	7,363	6,910	6,114
Space Systems	4,928	4,303	4,148
Integrated Systems & Solutions	3,252	2,804	2,646
Information & Technology Services	2,799	2,735	2,269

	$24,955	$21,235	$18,614

Foreign governments(a)(b)
Aeronautics	$3,580	$1,971	$1,899
Electronic Systems	1,467	1,592	1,804
Space Systems	—	—	36
Integrated Systems & Solutions	16	51	44
Information & Technology Services	79	76	104

	$5,142	$3,690	$3,887

Commercial(b)
Aeronautics	$9	$17	$19
Electronic Systems	161	183	161
Space Systems	1,093	984	617
Integrated Systems & Solutions	152	160	280
Information & Technology Services	296	293	390

Total business segments	1,711	1,637	1,467
Other	16	16	22

	$1,727	$1,653	$1,489

(a)	Sales made to foreign governments through the U.S. Government are included in the foreign governments category above.

(b)	International sales, including export sales included in the foreign governments and commercial categories above, were approximately $5.6 billion, $4.3 billion and $4.1 billion in 2003, 2002 and 2001, respectively.

Note 17 – Summary of Quarterly Information (Unaudited)

	2003 Quarters
(In millions, except per share data)	First(a)	Second(b)	Third (c)	Fourth(d)
Net sales	$7,059	$7,709	$8,078	$8,978
Earnings from operations	472	410	538	556
Net earnings	250	242	217	344
Earnings per diluted share	0.55	0.54	0.48	0.77

	2002 Quarters
(In millions, except per share data)	First	Second(e)	Third	Fourth(f)
Net sales	$5,966	$6,290	$6,542	$7,780
Earnings from operations	438	483	553	475
Earnings (loss) from continuing operations	224	351	300	(342)
Net earnings (loss)	218	339	290	(347)
Earnings (loss) per diluted share from continuing operations	0.50	0.78	0.66	(0.76)
Earnings (loss) per diluted share	0.49	0.75	0.64	(0.77)

(a)	Net earnings for the first quarter of 2003 included the following items: a charge related to the early repayment of debt which decreased net earnings by $13 million ($0.03 per diluted share); and partial reversal of a charge recorded in 2002 related to Space Imaging which increased net earnings by $13 million ($0.03 per diluted share).

(b)	Net earnings for the second quarter of 2003 included a charge related to the Corporation’s decision to exit the commercial mail sorting business which reduced net earnings by $27 million ($0.06 per diluted share).

(c)	Net earnings for the third quarter of 2003 included a charge related to the early repayment of debt which decreased net earnings by $83 million ($0.18 per diluted share).

(d)	Net earnings for the fourth quarter of 2003 included a gain from the sale of the Corporation’s commercial IT business which increased net earnings by $8 million ($0.02 per diluted share).

(e)	Net earnings for the second quarter of 2002 included the effects of a settlement of a research and development tax credit claim. The settlement increased net earnings by $90 million ($0.20 per diluted share) and was recorded as a reduction of income tax expense.

(f)	The net loss for the fourth quarter of 2002 included the following: impairment charges related to certain of the Corporation’s telecommunications equity investments which increased the net loss by $504 million ($1.12 per diluted share); a charge related to advances to a Russian launch vehicle manufacturer which increased the net loss by $112 million ($0.25 per diluted share); and a charge related to the Corporation’s investment in and its guarantee of certain obligations of Space Imaging which increased the net loss by $106 million ($0.24 per diluted share).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The information required by this item is provided as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Controls and Procedures” on page 74 of this Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2003 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

We have had a written code of ethics in place since our formation in 1995. Our Code of Ethics and Business Conduct applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. A copy of our Code of Ethics Business Conduct is available on our investor relations website: www.lockheedmartin.com/investor. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in the 2003 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the heading “Securities Owned by Directors, Nominees and Named Executive Officers” and “Equity Compensation Plan Information” in the 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Director Independence” in our 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors – Fees Paid to Independent Auditors” in the 2003 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The report of Lockheed Martin’s independent auditors with respect to the above-referenced financial statements appears on page 77 of this Form 10-K. The consent of Lockheed Martin’s independent auditors appears as Exhibit 23 of this Annual Report on Form 10-K

(b)	During the fourth quarter of 2003, we filed the following current report on Form 8-K:

Lockheed Martin Corporation Current Report on Form 8-K filed on October 28, 2003 (quarter-end earnings release).

During the first quarter of 2004 (up until this Form 10-K was filed), we filed the following current reports on Form 8-K:

Lockheed Martin Corporation Current Report on Form 8-K filed on January 27, 2004 (quarter and year-end earnings release).

Lockheed Martin Corporation Current Report on Form 8-K filed on February 13, 2004 (announcing SEC investigation of Titan and its payments to international consultants).

Lockheed Martin Corporation Current Report on Form 8-K filed on March 2, 2004 (announcing retirement of Vance D. Coffman as CEO effective August 6, 2004 and selection of Robert J. Stevens as successor).

(c)	Exhibits

3.1	Charter of Lockheed Martin Corporation (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K/A filed with the Commission on July 22, 2003).

3.2	Bylaws of Lockheed Martin Corporation as last amended on January 22, 2004 (incorporated by reference to Exhibit 3.2 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 333-109725) filed with the Commission on February 9, 2004).

4.1	Indenture dated May 16, 1996, between the Corporation, Lockheed Martin Tactical Systems, Inc., and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4 of the Corporation’s filing on Form 8-K on May 16, 1996).

See also Exhibits 3.1 and 3.2.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Lockheed Martin Corporation 1995 Omnibus Performance Award Plan (incorporated by reference to the Corporation’s 2001 Schedule 14A) filed with the Commission on March 20, 2001).

10.2	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.3	Agreement Containing Consent Order, dated December 22, 1994, among the Corporation, Lockheed Corporation, Martin Marietta Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

10.4	Lockheed Martin Corporation Directors Deferred Compensation Plan.

10.5	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Martin Marietta Corporation Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

10.7	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

10.8	Martin Marietta Corporation Supplemental Excess Retirement Plan, as amended (incorporated by reference to Exhibit 10.15 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

10.9	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

10.10	Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with Commission on February 9, 1995).

10.11	Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended (incorporated by reference to Exhibit 10(v) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.12	Incentive Retirement Benefit Plan for Certain Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

10.13	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

10.14	Supplemental Benefit Plan of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.27 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

10.15	Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.16	Deferred Compensation Plan for Directors of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

10.17	Lockheed Corporation Directors’ Deferred Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

10.18	Trust Agreement, dated December 22, 1994, between Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the Commission on February 9, 1995).

10.19	Lockheed Martin Corporation Directors Charitable Award Plan.

10.20	Amendment to Lockheed Martin Corporation Supplemental Excess Retirement Plan (incorporated by reference to Exhibit 10(nnn) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.21	Loral Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.2 of the Schedule 14D-9 filed by Loral Corporation with the Commission on January 16, 1996).

10.22	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10(dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.23	Lockheed Martin Corporation Post-Retirement Death Benefit Plan for Elected Officers, as amended (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.24	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.25	Resolutions of Board of Directors of Lockheed Martin Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.26	Lockheed Martin Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.27	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.28	Lockheed Martin Corporation Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.29	COMSAT Corporation Non-Employee Directors Stock Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

10.30	COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference from Exhibit 10.24 to Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

10.31	Amendment to Lockheed Martin Corporation Nonqualified Retirement Plans (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.32	Deferred Management Incentive Compensation Plan of Lockheed and its subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.33	Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to the Corporation’s 2003 Schedule 14A filed on March 14, 2003).

10.34	Key Executive Retention Bonus Agreement dated December 10, 2001.

10.35	Agreement and Plan of Merger, dated as of September 15, 2003, by and among Lockheed Martin Corporation, LMC Sub One, Inc. and The Titan Corporation, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 6, 2004, by and among Lockheed Martin Corporation, LMC Sub One, Inc., LMC LLC One, LLC, and The Titan Corporation (incorporated by reference to Exhibit 2.1, and appended as Annex A to the proxy statement/prospectus included as part of, Lockheed Martin Corporation’s Registration Statement on Form S-4 filed on February 9, 2004).

*	Exhibits 10.1, 10.2 and 10.4 through 10.34 constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Form 10-K.

12	Computation of ratio of earnings to fixed charges for the year ended December 31, 2003.

23	Consent of Ernst & Young LLP, Independent Auditors for Lockheed Martin Corporation.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Vance D. Coffman.

31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Vance D. Coffman.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

Date: March 5, 2004	By:	/s/ Rajeev Bhalla

RAJEEV BHALLA Vice President and Controller (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Vance D. Coffman	Chairman, Chief Executive Officer and Director	March 5, 2004

VANCE D. COFFMAN

/s/ Robert J. Stevens*	President, Chief Operating Officer and Director	March 5, 2004

ROBERT J. STEVENS

/s/ Christopher E. Kubasik	Senior Vice President and Chief Financial Officer	March 5, 2004

CHRISTOPHER E. KUBASIK

/s/ E.C. “Pete” Aldridge, Jr.*	Director	March 5, 2004

E.C. “PETE” ALDRIDGE, JR.

/s/ Nolan D. Archibald*	Director	March 5, 2004

NOLAN D. ARCHIBALD

/s/ Norman R. Augustine*	Director	March 5, 2004

NORMAN R. AUGUSTINE

/s/ Marcus C. Bennett*	Director	March 5, 2004

MARCUS C. BENNETT

/s/ Gwendolyn S. King*	Director	March 5, 2004

GWENDOLYN S. KING

Signatures	Title	Date

/s/ Douglas H. McCorkindale*	Director	March 5, 2004

DOUGLAS H. MCCORKINDALE

/s/ Eugene F. Murphy*	Director	March 5, 2004

EUGENE F. MURPHY

/s/ Joseph W. Ralston*	Director	March 5, 2004

JOSEPH W. RALSTON

/s/ Frank Savage*	Director	March 5, 2004

FRANK SAVAGE

/s/ Anne Stevens*	Director	March 5, 2004

ANNE STEVENS

/s/ James R. Ukropina*	Director	March 5, 2004

JAMES R. UKROPINA

/s/ Douglas C. Yearley*	Director	March 5, 2004

DOUGLAS C. YEARLEY

*By	/s/ Frank H. Menaker	March 5, 2004

(FRANK H. MENAKER, Attorney-in-fact**)

**	By authority of Powers of Attorney filed with this Annual Report on Form 10-K.