Form 10-Q
period 2004-03-31
LOCKHEED MARTIN CORP
filed 2004-05-05
CIK 936468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004        Commission file number 1-11437

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common stock, $1 par value	448,791,412

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

Exhibit 10.1	Lockheed Martin Deferred Management Incentive Compensation Plan, as amended on April 22, 2004

Exhibit 10.2	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Accountants

Exhibit 31.1	Rule 13a-14(a) Certification of Vance D. Coffman

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification of Vance D. Coffman Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Christopher E. Kubasik Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended March 31,
	2004	2003
	(In millions, except per share data)
Net sales	$8,347	$7,059
Cost of sales	7,879	6,587

Earnings from operations	468	472
Other income and expenses, net	68	33

	536	505
Interest expense	108	140

Earnings before income taxes	428	365
Income tax expense	137	115

Net earnings	$291	$250

Earnings per common share
Basic	$0.66	$0.56

Diluted	$0.65	$0.55

Cash dividends declared per common share	$0.22	$0.12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheet

	March 31, 2004	December 31, 2003
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,124	$1,010
Short-term investments	—	240
Receivables	4,018	4,039
Inventories	2,223	2,348
Deferred income taxes	960	921
Other current assets	832	843

Total current assets	10,157	9,401

Property, plant and equipment, net	3,423	3,489
Investments in equity securities	1,065	1,060
Goodwill	7,879	7,879
Purchased intangibles, net	771	807
Prepaid pension asset	1,168	1,213
Other assets	2,360	2,326

	$26,823	$26,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,611	$1,434
Customer advances and amounts in excess of costs incurred	4,124	4,256
Salaries, benefits and payroll taxes	1,150	1,418
Income taxes	245	91
Current maturities of long-term debt	121	136
Other current liabilities	1,651	1,558

Total current liabilities	8,902	8,893

Long-term debt	6,072	6,072
Post-retirement benefit liabilities	1,497	1,440
Accrued pension liabilities	1,276	1,100
Other liabilities	2,052	1,914

Stockholders’ equity:
Common stock, $1 par value per share	447	446
Additional paid-in capital	2,544	2,477
Retained earnings	5,247	5,054
Unearned ESOP shares	(7)	(17)
Accumulated other comprehensive loss	(1,207)	(1,204)

Total stockholders’ equity	7,024	6,756

	$26,823	$26,175

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2004	2003
	(In millions)
Operating Activities:
Net earnings	$291	$250
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	126	108
Amortization of purchased intangibles	36	31
Changes in operating assets and liabilities:
Receivables	21	(143)
Inventories	278	181
Accounts payable	177	(16)
Customer advances and amounts in excess of costs incurred	(132)	(16)
Other	265	149

Net cash provided by operating activities	1,062	544

Investing Activities:
Expenditures for property, plant and equipment	(106)	(78)
Sale of short-term investments	240	—
Acquisition of businesses/investments in affiliated companies	(4)	(159)
Other	17	5

Net cash provided by (used for) investing activities	147	(232)

Financing Activities:
Repayments related to long-term debt	(15)	(637)
Issuances of common stock	18	10
Repurchases of common stock	—	(279)
Common stock dividends	(98)	(54)

Net cash used for financing activities	(95)	(960)

Net increase (decrease) in cash and cash equivalents	1,114	(648)
Cash and cash equivalents at beginning of period	1,010	2,738

Cash and cash equivalents at end of period	$2,124	$2,090

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2004

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2004 presentation.

NOTE 2 – STOCK-BASED COMPENSATION AND EARNINGS PER SHARE

The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation has adopted those provisions of Statement of Financial Accounting Standards (FAS) 123, “Accounting for Stock-Based Compensation,” as amended, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

Reported and pro forma basic and diluted earnings per share for the periods presented were computed based on the respective reported and pro forma net earnings amounts. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. The Corporation’s reported and pro forma earnings per share information follows:

	Three Months Ended March 31,
	2004	2003
	(In millions, except per share data)
Net earnings:
As reported	$291	$250
Fair value-based compensation cost, net of taxes	(13)	(14)

Pro forma net earnings	$278	$236

Average common shares outstanding:
Average number of common shares outstanding for basic computations	444.3	448.8
Dilutive stock options—based on the treasury stock method	3.2	3.7

Average number of common shares outstanding for diluted computations	447.5	452.5

Earnings per basic share:
As reported	$0.66	$0.56

Pro forma	$0.63	$0.53

Earnings per diluted share:
As reported	$0.65	$0.55

Pro forma	$0.62	$0.52

NOTE 3 – PENDING ACQUISITION OF THE TITAN CORPORATION

In September 2003, the Corporation announced that it had entered into a definitive agreement to acquire The Titan Corporation (Titan). Under the terms of the merger agreement, stockholders of Titan could elect to receive $22 in cash for each share of Titan common stock, an amount of Lockheed Martin common stock based on an exchange rate, or a combination of cash and stock. In April 2004, the Corporation and Titan amended the merger agreement. Under the terms of the amended agreement, Titan stockholders will receive $20 in cash for each Titan share owned. The Corporation and Titan are reviewing payments to Titan’s international consultants to determine whether the payments were made in violation of applicable law. The Securities and Exchange Commission and the U.S. Department of Justice (DoJ) have commenced related investigations.

The acquisition remains subject to approval by Titan stockholders and satisfaction of other closing conditions, including a condition that Titan obtain written confirmation that the DoJ considers its investigation of the allegations related to payments to Titan’s

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

international consultants resolved and does not intend to pursue any claims against Titan, or Titan must have entered into a plea agreement with the DoJ and completed the sentencing process. Upon satisfaction of this condition in accordance with the amended merger agreement, Lockheed Martin has agreed that the facts surrounding these allegations, and the related proceedings, costs and expenses, will not constitute a material adverse effect on Titan.

Titan has agreed that it will not enter into any agreement with the U.S. Government to resolve the investigation and allegations without Lockheed Martin’s written consent, which cannot be unreasonably withheld or delayed. It will not be considered unreasonable if Lockheed Martin withholds its consent in a situation in which 1) the aggregate fines, penalties or settlement payable by Titan or any of its affiliates are materially adverse in relation to Titan’s consolidated financial condition, assets or stockholders’ equity, or 2) the agreements, consent decrees or settlements impose significant adverse restrictions or limitations on the business or operations of Titan or any of its affiliates.

NOTE 4 – INVENTORIES

	March 31, 2004	December 31, 2003
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$5,131	$5,434
Less customer advances and progress payments	(3,154)	(3,396)

	1,977	2,038
Other inventories	246	310

	$2,223	$2,348

Work in process inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $325 million and $327 million at March 31, 2004 and December 31, 2003, respectively.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, “Employers’ Accounting for Pensions,” and the net postretirement benefit cost as determined by FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” related to the Corporation’s plans include the following components:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Defined benefit pension plans
Service cost	$186	$142
Interest cost	375	323
Expected return on plan assets	(425)	(389)
Amortization of prior service cost	20	18
Recognized net actuarial losses	67	14

Total net pension expense	$223	$108

Retiree medical and life insurance plans
Service cost	$13	$9
Interest cost	57	46
Expected return on plan assets	(22)	(15)
Amortization of prior service cost	2	—
Recognized net actuarial losses	15	11

Total net postretirement expense	$65	$51

Legislation was recently passed which impacts the measurement of liabilities included in funding calculations for 2004. The Corporation does not expect that required contributions to its defined benefit pension plans during the year ending December 31, 2004 will be material, after giving consideration to a $450 million discretionary prepayment in 2003. Approximately $310–$320 million is expected to be contributed to its retiree medical and life insurance plans in 2004. Contributions in the first quarter of 2004 were not material.

The Lockheed Martin Corporation Salaried Savings Plan includes a 401(k) feature that has an Employee Stock Ownership Plan (ESOP). The ESOP purchased 34.8 million shares of the Corporation’s common stock in 1989 with the proceeds from a $500 million note issue which is guaranteed by the Corporation. The Corporation’s match to the Salaried Savings Plan consists of shares of its common stock, which has been partially fulfilled with stock released from the ESOP at approximately 2.4 million shares per year. The Corporation expects to repay the final quarterly installment of the ESOP debt in the second quarter of 2004 and allocate the remaining shares held by the ESOP. Subsequent to the second quarter of 2004, the Corporation’s match to the Salaried Savings Plan is

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

expected to be fulfilled through purchases of common stock from terminating participants or in the open market, or through newly issued shares from the Corporation.

NOTE 6 – CONTINGENCIES

The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of the environmental matters described below will have a material adverse effect on the Corporation’s consolidated results of operations, financial position or cash flows. These matters include the following items:

Environmental matters—The Corporation is responding to three administrative orders issued in 1994 and 1997 by the California Regional Water Quality Control Board (the Regional Board) in connection with the Corporation’s former Lockheed Propulsion Company facilities in Redlands, California. Under the orders, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. The Regional Board has approved the Corporation’s plan to maintain public water supplies with respect to chlorinated solvents during this investigation, and the Corporation continues to negotiate with local water purveyors to implement this plan, as well as to address water supply concerns relative to perchlorate contamination.

There is no formally adopted, enforceable remediation or drinking water standard for perchlorates under California or federal law, and interim standards are in a state of flux. In January 2002, the State of California reduced its provisional standard for perchlorate concentration in water from 18 parts per billion (ppb) to 4 ppb. Although this revised provisional standard did not create any legally enforceable requirements for the Corporation at the time, the Corporation developed and is in the process of implementing a preliminary remediation plan which would meet that provisional standard if it were to become final. In March 2004, the State of California again changed its provisional standard for perchlorates, raising it from 4 ppb to 6 ppb. The Corporation is evaluating the impact of this most recent change in the provisional standard, but does not expect significant changes to the preliminary remediation plan at this time.

The consolidated balance sheet at March 31, 2004 includes a liability of approximately $180 million, representing the Corporation’s estimate of the remaining expenditures necessary to implement the remediation and other work at the site. As at other sites, the Corporation is pursuing claims for contribution to site clean-up costs against other potentially responsible parties (PRPs), including the U.S. Government.

The Corporation has been conducting remediation activities to address soil and groundwater contamination by chlorinated solvents at its former operations in Great Neck, New York, which it acquired as part of its acquisition of Loral Corporation in 1996. This work is being done pursuant to a series of orders and agreements with the New York State Department of Environmental Conservation beginning with a 1991

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

administrative order entered by Unisys Tactical Defense Systems, a predecessor company at the site. The remediation work associated with this site includes work performed on the site itself, as well as implementation of an interim remedial measure intended to address an off-site plume of groundwater contamination. Future costs are estimated to be approximately $50 million. This amount is included in the consolidated balance sheet at March 31, 2004. As at other sites, the Corporation is pursuing claims against other PRPs, including the U.S. Government, for contribution to site clean-up costs.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

result, a substantial portion of the expenditures are being reflected in the Corporation’s sales and cost of sales pursuant to U.S. Government agreement or regulation.

At March 31, 2004, the aggregate amount of liabilities recorded relative to environmental matters was approximately $425 million. The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of the Corporation’s products and services for U.S. Government business. The portion that is expected to be allocated to commercial business has been reflected in cost of sales. The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other PRPs, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation’s U.S. Government sales and cost of sales.

Waste remediation contract—In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for the design, construction and limited test of remediation facilities, and the remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The DoE, through its management contractor, terminated the Pit 9 contract for default on June 1, 1998. The DoE’s lawsuit, together with the Corporation’s counterclaims, was tried in the U.S. District Court in Pocatello, Idaho from August through November 2003. At trial, the DoE sought damages and interest totaling approximately $100 million. The Corporation sought to overturn the termination for default and damages of approximately $270 million. The matter was submitted to the trial court for decision in March 2004. The Corporation has assumed that it will recover some portion of its costs, which are recorded in inventories, based on its estimate of the probable outcome of the case. It is not possible to predict the outcome of the lawsuit with certainty. The court may award damages to either party in the full amount it sought at trial or in some lesser amount. The Corporation expects the court to render its decision later in 2004. However, the final resolution of the lawsuit will likely depend upon the outcome of further proceedings and possible negotiations with the DoE.

NOTE 7 – INFORMATION ON BUSINESS SEGMENTS

In 2003, the Corporation announced the formation of Integrated Systems & Solutions (IS&S), a new business segment, from components of the Electronic Systems and Space Systems segments. The following tables of financial data have been adjusted to reflect these changes in the business segments. These actions did not result in any changes to the historical operating results in total for the Corporation.

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, IS&S, and Information & Technology Services (I&TS). In the following tables of financial data, the total of the operating results of the principal business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate (expense) income, net” includes the FAS/CAS pension adjustment (see discussion below), earnings

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

and losses from equity investments (mainly telecommunications), interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. For financial data other than “Operating profit,” all activities other than those pertaining to the principal business segments are included in “Other.”

The FAS/CAS pension adjustment represents the difference between pension expense calculated for financial reporting purposes under GAAP in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in the business segment results. CAS is a major factor in determining pension funding requirements for the Corporation, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS cost is recovered through the pricing of the Corporation’s products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of the Corporation’s segments only include pension expense as determined and funded in accordance with CAS rules.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended March 31,
	2004	2003
	(In millions)
Selected Financial Data by Business Segment

Net sales
Aeronautics	$2,874	$2,088
Electronic Systems	2,133	1,981
Space Systems	1,578	1,528
Integrated Systems & Solutions	907	772
Information & Technology Services	852	687

Total business segments	8,344	7,056
Other	3	3

	$8,347	$7,059

Operating profit
Aeronautics	$206	$145
Electronic Systems	202	183
Space Systems	120	104
Integrated Systems & Solutions	80	72
Information & Technology Services	60	48

Total business segments	668	552
Unallocated Corporate (expense) income, net	(132)	(47)

	$536	$505

Intersegment revenue (a)
Aeronautics	$15	$9
Electronic Systems	142	108
Space Systems	46	31
Integrated Systems & Solutions	131	115
Information & Technology Services	187	215

Total business segments	521	478
Other	27	18

	$548	$496

(a)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above.

NOTE 8 – OTHER

In 2003, the Corporation issued irrevocable redemption notices for two issuances of callable debentures totaling $450 million. In March and April 2003, the Corporation repaid $300 million and $150 million, respectively. The Corporation recorded a loss, net of state income tax benefits, of $19 million in other income and expenses related to the

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

early repayment of the $450 million of debt. The loss reduced net earnings for the quarter ended March 31, 2003 by $13 million ($0.03 per diluted share).

In March 2003, Lockheed Martin paid $130 million to acquire the outstanding borrowings of Space Imaging, LLC, an equity investee, under Space Imaging’s credit facility, and the Corporation’s guarantee of Space Imaging’s borrowings under the credit facility was eliminated. The Corporation reversed, net of state income taxes, approximately $19 million of the charge recorded in 2002 related to its investment in Space Imaging and the guarantee. This gain increased first quarter 2003 net earnings by $13 million ($0.03 per diluted share). The $130 million is included in investing activities on the statement of cash flows for the period ended March 31, 2003.

The components of comprehensive income for the three months ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Net earnings	$291	$250

Other comprehensive income (loss):
Net unrealized (loss) gain from available-for-sale investments	(6)	14
Other	3	(16)

	(3)	(2)

Comprehensive income	$288	$248

The Corporation’s total interest payments were $15 million and $36 million for the three months ended March 31, 2004 and 2003, respectively.

The Corporation’s federal and foreign income tax payments did not have a net impact on cash in the first quarter of 2004. Net federal and foreign income tax payments were $31 million for the three months ended March 31, 2003.

Lockheed Martin Corporation

Independent Accountants’ Review Report

Board of Directors

Lockheed Martin Corporation

We have reviewed the accompanying unaudited condensed consolidated balance sheet of Lockheed Martin Corporation as of March 31, 2004, and the related unaudited condensed consolidated statement of earnings for the three-month periods ended March 31, 2004 and 2003, and the unaudited condensed consolidated statement of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Corporation’s 2002 adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/    ERNST & YOUNG LLP

McLean, Virginia

April 30, 2004

Lockheed Martin Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

Lockheed Martin Corporation is mainly involved in the research, design, development, manufacture, integration, operation and support of advanced technology systems, products and services. We serve customers in domestic and international defense, civil government and commercial markets. Over 75% of our sales over the past three years have been to agencies of the U.S. Government. Our main areas of focus are in the defense, space, homeland security and government information technology markets.

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S) and Information & Technology Services (I&TS). As a lead systems integrator, our products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems, including integrated network-centric solutions.

The following discussion should be read along with our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Net sales for the first quarter of 2004 were $8.3 billion, an 18% increase over the first quarter 2003 sales of $7.1 billion. Sales increased in all business segments during the quarter ended March 31, 2004 compared to 2003.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the quarter ended March 31, 2003, the following items, among other things, were included in “Unallocated Corporate (expense) income, net” (see the related section under the Discussion of Business Segments below):

•	A loss, net of state income taxes, of $19 million recognized in the first quarter of 2003 associated with our decision to call and prepay $450 million of long-term debentures originally due 2023.

•	The impact of the reversal, net of state income taxes, of $19 million of the charge we recorded in 2002 related to our investment in Space Imaging and our guarantee of certain of Space Imaging’s borrowings. In March 2003, we paid $130 million to acquire the outstanding borrowings of Space Imaging, LLC, an equity investee, under Space Imaging’s credit facility, and our guarantee of Space Imaging’s borrowings under the credit facility was eliminated.

On a net basis, these items did not impact our net earnings or earnings per share for the 2003 period. There were no such items related to the quarter ended March 31, 2004.

Operating profit (earnings before interest and taxes) for the first quarter of 2004 was $536 million, an increase of 6% from the $505 million recorded in 2003. Operating profit increased in all five business segments during the quarter ended March 31, 2004 from the comparable 2003 period.

Interest expense for the first quarter of 2004 was $108 million, $32 million lower than the comparable period in 2003. This was primarily the result of the reduction in our debt portfolio and the favorable impact of having issued $1.0 billion of convertible debentures in August 2003 to replace higher cost debt.

Our effective income tax rates for the quarters ended March 31, 2004 and 2003 were 32.0% and 31.5%. The effective rates for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales.

For the first quarter of 2004 and 2003, our net earnings were $291 million, or $0.65 per diluted share, and $250 million, or $0.55 per diluted share.

Discussion of Business Segments

The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 7 to the financial statements in this Form 10-Q.

The Aeronautics segment generally includes fewer programs that have much larger sales and operating results than programs included in the other segments. Therefore, due to the larger number of comparatively smaller programs in the remaining segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Net sales	$2,874	$2,088
Operating profit	206	145

Net sales for Aeronautics increased by 38% for the quarter ended March 31, 2004 from 2003 due to growth in the Combat Aircraft and Air Mobility lines of business. Combat Aircraft sales growth of $750 million was primarily due to higher volume on the F-35 Joint Strike Fighter program and on F-16 programs as a result of increased deliveries (15 in 2004 compared to three in 2003). Increased C-130J deliveries, four in 2004 compared to three in 2003, contributed to the revenue growth in Air Mobility.

Segment operating profit increased by 42% for the quarter in 2004 compared to 2003. Operating profit was higher primarily due to the impact of increases in aircraft deliveries and volume in Combat Aircraft programs, and the return to profitability in 2004 on

C-130J deliveries.

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Net sales	$2,133	$1,981
Operating profit	202	183

Net sales for Electronic Systems increased by 8% for the quarter ended March 31, 2004 compared to 2003. The sales increase was primarily attributable to higher volume in surface systems programs at Maritime Systems & Sensors (MS2) and in combat vision programs at Missiles & Fire Control (M&FC).

Segment operating profit increased by 10% for the quarter in 2004 compared to 2003. Operating profit was higher primarily due to improved performance on tactical missile

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

and air defense programs at M&FC and distribution technology programs at Platform, Training & Transportation Systems.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Net sales	$1,578	$1,528
Operating profit	120	104

Net sales for Space Systems increased 3% for the quarter ended March 31, 2004 compared to 2003. The sales growth was primarily attributable to an increase in Launch Services (two Atlas launches in 2004 compared to none in 2003), which more than offset a decline in Satellites due to one less commercial satellite delivery.

Space Systems’ operating profit increased by 15% for the quarter ended March 31, 2004 compared to 2003. Launch Services’ operating profit increased due to the benefit resulting from the termination of a launch vehicle contract by a commercial customer and U.S. Government support of the Atlas program, which more than offset a decline in activities on the maturing Titan launch vehicle program. Satellites’ operating profit declined due to performance on certain government satellite programs, which more than offset improved performance in commercial satellites.

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Net sales	$907	$772
Operating profit	80	72

Net sales for IS&S increased by 17% and operating profit increased 11% for the quarter ended March 31, 2004 from the comparable 2003 period. These increases were primarily attributable to a higher volume of intelligence, defense and information assurance activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Information & Technology Services

Information & Technology Services’ operating results included the following:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Net sales	$852	$687
Operating profit	60	48

Net sales for I&TS increased by 24% for the quarter ended March 31, 2004 compared to 2003. The increase in sales was primarily attributable to higher volume of $120 million in Information Technology. Information Technology’s results included the net impact of the Corporation’s November 2003 purchase of the ACS federal government IT business and the concurrent sale of its commercial IT business, as well as organic growth on existing IT programs. The remaining increase in sales was attributable to higher volume in Defense Services, which were partially offset by a decline in NASA program sales.

Segment operating profit increased by 25% for the quarter ended March 31, 2004 from the comparable 2003 period. Operating profit increased mainly due to the higher volume in Information Technology.

Unallocated Corporate (Expense) Income, Net

The following table shows the components of Unallocated Corporate (expense) income, net. For a discussion of the FAS/CAS pension adjustment and other types of items included in Unallocated Corporate (expense) income, net, see Note 7 to the financial statements in this Form 10-Q:

	Three Months Ended March 31,
	2004	2003
	(In millions)
FAS/CAS pension adjustment	$(150)	$(72)
Other, net	18	25

	$(132)	$(47)

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended March 31,
	2004	2003
	(In millions)
FAS 87 expense	$(223)	$(108)
CAS cost	(73)	(36)

FAS/CAS pension adjustment – expense	$(150)	$(72)

The increases in the FAS 87 expense and the CAS cost amounts in 2004 compared to 2003 are consistent with our expectations based on the assumptions we used in computing these amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2003 Annual Report on Form 10-K under the caption “Critical Accounting Policies.”

LIQUIDITY AND CASH FLOWS

We have established strategic cash deployment objectives to help ensure that we keep a focus toward growing our core business and increasing shareholder value, and that we are in a position to take advantage of opportunities when they arise. These objectives include internal investment in our business (e.g., capital expenditures, independent research and development), debt reduction, acquisitions of businesses that will complement our core operations, share repurchases and increases in dividends. The following discussion highlights activities during the first quarter of 2004 that support these objectives.

Operating Activities

Our operating cash flow continues to be the primary source of funds for financing our activities. Cash from operations amounted to $1.1 billion in the first quarter of 2004 and $544 million in the first quarter of 2003. Our earnings, adjusted for non-cash items such as depreciation and amortization, as well as working capital improvements, were the driving forces behind the first quarter 2004 cash flows. Our working capital has improved in 2004 when compared to the prior year. We attribute this to our continued discipline in managing our cash conversion cycle, from the negotiation of performance-based progress payment or advance payment terms in our contracts, inventory management and billing and collection activities. We expect cash from operations to continue to be strong.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investing Activities

Capital expenditures—Capital expenditures for property, plant and equipment amounted to $106 million in the first quarter of 2004 and $78 million in the first quarter of 2003. We expect our capital expenditures to increase over the next 2 years consistent with the expected growth in our business.

Acquisitions and divestitures—We also selectively identify businesses for potential acquisition. During the first quarter of 2004, we liquidated $240 million from short-term investments to cash in anticipation of completing our acquisition of The Titan Corporation (see the following discussion entitled “Pending Acquisition of The Titan Corporation”). During the first quarter of 2003, we paid $130 million associated with our investment in Space Imaging, LLC (see the related discussion in Note 8—“Other”) and $23 million as the final installment on our 2001 acquisition of a government IT provider.

Financing Activities

Issuance and repayment of long-term debt—Cash provided from operations has been our principal source of funds to reduce our long-term debt. We used $15 million in the first quarter of 2004 and $324 million in the first quarter of 2003, for scheduled repayments of debt maturities. Also during the first quarter of 2003, we repaid $300 million of debt in advance of its maturity and retired other high cost debt. We used $13 million of cash in 2003 for debt repayment costs to complete these transactions. Interest rates on the debt we retired early was 7.875%.

Share dividends and repurchases—Shareholders were paid dividends of $98 million in the first quarter of 2004 compared to $54 million in the first quarter of 2003. We paid a dividend of $0.22 per share in the first quarter of 2004 compared to $0.12 per share in the first quarter of 2003.

We have a share repurchase program in place for the repurchase of up to 43 million shares of our common stock from time-to-time at management’s discretion. At March 31, 2004, a total of 31.3 million shares may be repurchased in the future under the program. We did not repurchase any of our common shares in the first quarter of 2004; however, cash was used to opportunistically repurchase 6.3 million of our common shares for $279 million in the first quarter of 2003.

CAPITAL RESOURCES

At March 31, 2004, our total long-term debt amounted to $6.2 billion, unchanged from December 31, 2003. Our long-term debt is mainly in the form of publicly issued notes and debentures. The majority of our long-term debt bears interest at fixed rates while $1.0 billion of convertible debentures has a floating interest rate based on LIBOR. During the first three months of 2004, we improved our debt-to-total capital ratio from

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

48% at December 31, 2003 to 47% at March 31, 2004. We held cash and cash equivalents of approximately $2.1 billion at March 31, 2004.

Our stockholders’ equity amounted to $7.0 billion at March 31, 2004, an increase of about $270 million from December 31, 2003. Net earnings and stock plan activities more than offset our payment of dividends.

At March 31, 2004, we had in place a $1.5 billion revolving credit facility; no borrowings were outstanding. This credit facility will expire in November 2006.

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

Cash and cash equivalents, cash flow from operations and other available financing resources, are expected to be sufficient to meet anticipated operating, capital expenditure, dividend and debt service requirements, as well as acquisitions, share repurchases and other discretionary investment needs, projected over the next three years. Consistent with our goal to generate cash to reduce debt and invest in our core businesses, we expect that, depending on prevailing financial, market and economic conditions, we will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

In January 2004, Intelsat announced its intention to conduct an initial public offering of its shares in an amount up to $500 million, and that it expected the offering to occur on or before June 30, 2004. Intelsat recently filed materials with the Securities and Exchange Commission indicating that it intends to proceed with the initial public offering. If the initial public offering price and subsequent market price for Intelsat’s common stock were to be below the carrying value of our investment, we would need to evaluate whether a charge to earnings should be recorded in a future period to reflect the then current market value of our Intelsat shares.

Realization and valuation of our other investments in equity securities may be affected by an investee’s ability to obtain adequate funding, including through public and private sales of its debt and equity securities, and execute its business plans, as well as by general market conditions, industry considerations specific to the investee’s business, and/or other factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect our earnings in the periods affected by those events.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

PENDING ACQUISITION OF THE TITAN CORPORATION

In September 2003, we announced that we had entered into a definitive agreement to acquire The Titan Corporation. Under the terms of the merger agreement, stockholders of Titan could elect to receive $22 in cash for each share of Titan common stock, an amount of Lockheed Martin common stock based on an exchange rate, or a combination of cash and stock. In April 2004, the Corporation and Titan amended the merger agreement. Under the terms of the amended agreement, Titan stockholders will receive $20 in cash for each Titan share owned, or a total of approximately $1.7 billion. In addition, we will assume approximately $600 million of Titan’s long-term debt.

Lockheed Martin and Titan have been conducting reviews of whether payments were made, or items of value were provided, by consultants for Titan or its subsidiaries to foreign officials in violation of the Foreign Corrupt Practices Act (FCPA). These internal reviews are substantially complete. The Securities and Exchange Commission (SEC) also commenced an investigation into whether payments involving Titan’s international consultants were made in violation of applicable law. In addition, the U.S. Department of Justice (DoJ) initiated a criminal inquiry into this matter. As part of their reviews, Lockheed Martin, Titan, the SEC and the DoJ have been evaluating Titan’s internal controls relating to these matters.

The merger agreement also has been amended to provide that, as a condition to the closing of the transaction, Titan must obtain written confirmation that the DoJ considers its investigation of these allegations resolved and does not intend to pursue any claims against Titan, or Titan must have entered into a plea agreement with the DoJ and completed the sentencing process. Upon satisfaction of this condition in accordance with the amended merger agreement, Lockheed Martin has agreed that the facts surrounding these allegations and the related proceedings, costs and expenses will not constitute a material adverse effect on Titan.

Titan has agreed that it will not enter into any agreement with the U.S. Government to resolve the investigation and allegations without Lockheed Martin’s written consent, which cannot be unreasonably withheld or delayed. It will not be considered unreasonable if Lockheed Martin withholds its consent in a situation in which 1) the aggregate fines, penalties or settlement payable by Titan or any of its affiliates are materially adverse in relation to Titan’s consolidated financial condition, assets or stockholders’ equity, or 2) the agreements, consent decrees or settlements impose significant adverse restrictions or limitations on the business or operations of Titan or any of its affiliates.

The acquisition remains subject to approval by Titan stockholders and satisfaction of other closing conditions. In light of the amendments to the merger agreement, the special meeting of Titan stockholders to vote on the proposed merger is expected to be held on or after June 7, 2004. The revised merger agreement provides that if the merger is not completed on or before June 25, 2004, either Lockheed Martin or Titan may terminate the merger agreement, provided that the party seeking to terminate the agreement is not then

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

in material breach of its obligations under the merger agreement in a manner that has contributed to the failure to complete the merger by such date. Under certain limited circumstances, the date may be extended to a date as late as September 24, 2004. We plan to finance the acquisition of Titan principally using existing cash and cash equivalents.

ADVANCES TO RUSSIAN MANUFACTURERS

Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture we have with two Russian government-owned space firms, has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. Commercial Atlas and Proton launch services are marketed around the world through International Launch Services (ILS), a joint venture between Lockheed Martin and LKEI. We consolidate the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest. Contracts for launch services usually require substantial advances from the customer before the launch. Advances received from customers for Proton launch services not yet provided totaled $304 million at March 31, 2004 and $250 million at December 31, 2003, and were included as a liability on our balance sheet in the caption “Customer advances and amounts in excess of costs incurred.”

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at March 31, 2004 and December 31, 2003, net of reserves, were $325 million and $327 million, respectively. Our ability to realize these amounts may be affected by the continuing overcapacity in the launch vehicle market, Khrunichev’s ability to provide the launch services and the political environment in Russia. Through March 2004, launch services through LKEI and ILS have been provided according to contract terms.

We have entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the purchase, subject to certain conditions, of RD-180 booster engines for use in our Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the manufacturing process. Inventories included $64 million of payments made under this agreement for engines not yet delivered at March 31, 2004, and $57 million at December 31, 2003.

Lockheed Martin Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include long-term debt. Our long-term debt obligations, other than the $1.0 billion in convertible debentures issued in 2003, are generally not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates. At March 31, 2004, the fair value of the interest rate swap agreement outstanding was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At March 31, 2004, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material. We do not hold or issue derivative financial instruments for trading purposes.

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

At March 31, 2004, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are “forward-looking statements” are based on Lockheed Martin’s current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to terrorist threats and improve homeland security); the impact of continued hostilities in Iraq on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; performance issues with key suppliers, subcontractors and customers; cost reduction and productivity efforts; financial market and other changes that may impact pension plan assumptions; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of investments, goodwill or other long-term assets; the future impact of proposed tax or employment benefit legislation; the completion and integration of proposed acquisitions or divestitures; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations and environmental remediation efforts); the competitive environment for defense and information technology products and services; and economic, business and political conditions domestically and internationally.

Readers are cautioned not to place undue reliance on forward-looking statements which speak only as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect subsequent events, actual results or changes in our expectations after the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For further information regarding risks and uncertainties associated with our business, please, see the Corporation’s Securities and Exchange Commission filings including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and Forward-Looking Statements” on pages 20 through 21 and pages 23 through 30, respectively, of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003; “Note 3—Pending Acquisition of The Titan Corporation,” “Note 5—Postretirement Benefit Plans” and “Note 6—Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 8 through 9, pages 10 through 11, and pages 11 through 13, respectively, of this Form 10-Q; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 27 of this Form 10-Q; and Part II—Item 1, “Legal Proceedings” on page 31 of this Form 10-Q.

PART II. OTHER INFORMATION

Lockheed Martin Corporation

Item 1. Legal Proceedings

The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6—Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, and in the Corporation’s 2003 Annual Report on Form 10-K (Form 10-K), or arising in the ordinary course of business. In the opinion of management and in-house counsel, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation’s results of operations or financial position.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see ‘‘Note 6—Contingencies’’ on pages 11 through 13 of this Form 10-Q.

Lockheed Martin Corporation

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation held its Annual Meeting of Stockholders on April 22, 2004. Of the 447,515,309 shares outstanding and entitled to vote, 398,502,647 shares were represented at the meeting, or an 89% quorum. During the meeting, the stockholders:

•	Elected the following fourteen individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2005 and until their successors have been duly elected and qualified:

	Votes Cast For	Votes Withheld
E. C. “Pete” Aldridge, Jr.	377,136,221	21,366,426
Nolan D. Archibald	377,139,332	21,363,315
Norman R. Augustine	330,298,500	68,204,147
Marcus C. Bennett	377,536,657	20,965,990
Vance D. Coffman	377,880,809	20,621,838
Gwendolyn S. King	376,837,164	21,665,483
Douglas H. McCorkindale	379,476,040	19,026,607
Eugene F. Murphy	377,063,536	21,439,111
Joseph W. Ralston	329,789,665	68,712,982
Frank Savage	305,077,421	93,425,226
Anne Stevens	370,419,050	28,083,597
Robert J. Stevens	378,137,997	20,364,650
James R. Ukropina	370,891,634	27,611,013
Douglas C. Yearley	377,065,690	21,436,957

•	Ratified the appointment of Ernst & Young LLP as the independent auditors to audit the Corporation’s books, records and accounts for the year ended December 31, 2004. There were 373,392,973 votes for the appointment, 20,193,003 votes against the appointment, and 4,916,671 abstentions.

Lockheed Martin Corporation

•	Rejected a stockholder proposal which recommended that the Corporation furnish stockholders with an annual listing of employees and other persons acting on behalf of the Corporation (e.g., consultants) who have served in any governmental capacity in the previous five years. There were 9,196,888 votes for the proposal, 323,535,178 votes against the proposal, 21,260,147 abstentions and 44,510,434 broker non-votes.

•	Rejected a stockholder proposal which recommended that the Board of Directors submit the adoption, maintenance or extension of any poison pill to a stockholder vote. There were 91,214,789 votes for the proposal, 256,743,044 votes against the proposal, 5,540,496 abstentions and 45,004,318 broker non-votes.

•	Rejected a stockholder proposal which recommended that the Board of Directors and its Audit Committee adopt a policy stating that the public accounting firm retained by the Corporation will perform only “audit” and “audit-related” work for the Corporation and not perform services generating “tax fees” and “all other fees” as categorized under the U.S. Securities and Exchange Commission regulations. There were 35,117,656 votes for the proposal, 312,462,570 votes against the proposal, 6,421,079 abstentions and 44,501,342 broker non-votes.

•	Rejected a stockholder proposal which recommended that the Board of Directors review and, if necessary, amend and amplify the Corporation’s code of conduct and statements of ethical criteria for military production-related contract bids, awards and contract execution, and report the results on this process to stockholders within six months of the annual meeting. There were 13,382,399 votes for the proposal, 317,132,262 votes against the proposal, 23,477,453 abstentions and 44,510,533 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended on April 22, 2004

Exhibit 10.2	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2004

Exhibit 15	Acknowledgment of Independent Accountants

Exhibit 31.1	Rule 13a-14(a) Certification of Vance D. Coffman

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification of Vance D. Coffman Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Christopher E. Kubasik Pursuant to 18 U.S.C. Section 1350

Lockheed Martin Corporation

(b) Reports on Form 8-K filed in the first quarter of 2004.

1.	Current report on Form 8-K filed on January 27, 2004.

The Corporation furnished its financial results for year ended December 31, 2003.

2.	Current report on Form 8-K filed on February 13, 2004.

The Corporation disclosed an investigation by the Securities and Exchange Commission relating to the payments by The Titan Corporation to international consultants.

3.	Current report on Form 8-K filed on March 1, 2004.

The Corporation disclosed that its Chairman and Chief Executive Officer Vance D. Coffman will retire effective August 6, 2004, and that President and Chief Operating Officer Robert J. Stevens will be Dr. Coffman’s successor as Chief Executive Officer.

4.	Current report on Form 8-K filed on March 3, 2004.

The Corporation disclosed that a presentation by Robert J. Stevens, President and Chief Operating Officer will be webcast on March 3, 2004, and topics Mr. Stevens was expected to discuss.

5.	Current report on Form 8-K filed on March 10, 2004.

The Corporation provided updated Unaudited Pro Forma Combined Financial Information and supplemented information included in the Corporation’s registration statements on Form S-4 relating to the proposed acquisition of The Titan Corporation.

6.	Current report on Form 8-K filed on March 12, 2004.

The Corporation disclosed that The Titan Corporation had agreed to delay until Monday, April 12, 2004, the vote of its stockholders on the pending merger with Lockheed Martin.

Lockheed Martin Corporation

(c) Reports on Form 8-K filed subsequent to the first quarter of 2004.

1.	Current report on Form 8-K filed on April 7, 2004.

The Corporation disclosed that it had entered into an amendment to the merger agreement with The Titan Corporation.

2.	Current report on Form 8-K filed on April 27, 2004.

The Corporation furnished its financial results for quarter ended March 31, 2004.

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date:	May 5, 2004	by:	/s/ Rajeev Bhalla

Rajeev Bhalla
Vice President and Controller (Chief Accounting Officer)