Form 10-Q
period 2004-06-30
LOCKHEED MARTIN CORP
filed 2004-08-04
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common stock, $1 par value	444,885,823

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

INDEX (continued)

Exhibit 10.1	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan

Exhibit 10.2	Lockheed Martin Corporation Supplemental Retirement Plan

Exhibit 10.3	Retirement Agreement for Vance D. Coffman

Exhibit 10.4	Letter Agreement between Lockheed Martin Corporation and Albert E. Smith

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Vance D. Coffman

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Vance D. Coffman

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share data)

Net sales	$8,776	$7,709	$17,123	$14,768
Cost of sales	8,243	7,299	16,122	13,886

Earnings from operations	533	410	1,001	882
Other income and expenses, net	11	60	79	93

	544	470	1,080	975
Interest expense	106	119	214	259

Earnings before income taxes	438	351	866	716
Income tax expense	142	109	279	224

Net earnings	$296	$242	$587	$492

Earnings per common share:

Basic	$0.67	$0.54	$1.32	$1.10

Diluted	$0.66	$0.54	$1.31	$1.09

Cash dividends declared per common share	$0.22	$0.12	$0.44	$0.24

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheet

	June 30, 2004	December 31, 2003
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,243	$1,010
Short-term investments	—	240
Receivables	3,677	4,039
Inventories	2,054	2,348
Deferred income taxes	988	921
Other current assets	657	843

Total current assets	9,619	9,401

Property, plant and equipment, net	3,438	3,489
Investments in equity securities	1,083	1,060
Goodwill	7,879	7,879
Purchased intangibles, net	736	807
Prepaid pension asset	1,122	1,213
Other assets	2,363	2,326

	$26,240	$26,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,522	$1,434
Customer advances and amounts in excess of costs incurred	3,762	4,256
Salaries, benefits and payroll taxes	1,293	1,418
Income taxes	91	91
Current maturities of long-term debt	—	136
Other current liabilities	1,468	1,558

Total current liabilities	8,136	8,893

Long-term debt	6,070	6,072
Post-retirement benefit liabilities	1,482	1,440
Accrued pension liabilities	1,452	1,100
Other liabilities	2,066	1,914

Stockholders’ equity:
Common stock, $1 par value per share	443	446
Additional paid-in capital	2,366	2,477
Retained earnings	5,445	5,054
Unearned compensation	(25)	—
Unearned ESOP shares	—	(17)
Accumulated other comprehensive loss	(1,195)	(1,204)

Total stockholders’ equity	7,034	6,756

	$26,240	$26,175

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2004	2003
	(In millions)
Operating Activities:
Net earnings	$587	$492
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	245	224
Amortization of purchased intangibles	71	63
Changes in operating assets and liabilities:
Receivables	365	244
Inventories	434	159
Accounts payable	85	65
Customer advances and amounts in excess of costs incurred	(494)	(176)
Other	503	318

Net cash provided by operating activities	1,796	1,389

Investing Activities:
Expenditures for property, plant and equipment	(260)	(202)
Sale (purchase) of short-term investments	240	(229)
Acquisition of businesses / investments in affiliated companies	—	(219)
Other	32	7

Net cash provided by (used for) investing activities	12	(643)

Financing Activities:
Repayments related to long-term debt	(137)	(1,209)
Issuances of common stock	36	22
Repurchases of common stock	(278)	(279)
Common stock dividends	(196)	(109)

Net cash used for financing activities	(575)	(1,575)

Net increase (decrease) in cash and cash equivalents	1,233	(829)
Cash and cash equivalents at beginning of period	1,010	2,738

Cash and cash equivalents at end of period	$2,243	$1,909

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

NOTE 2 – STOCK-BASED COMPENSATION AND EARNINGS PER SHARE

The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Corporation has adopted those provisions of Statement of Financial Accounting Standards (FAS) 123, “Accounting for Stock-Based Compensation,” as amended, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized using the fair value-based method at the date of grant for options awarded.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. The Corporation’s reported and pro forma earnings per share information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share data)
Net earnings:
As reported	$296	$242	$587	$492
Fair value-based compensation cost, net of taxes	(12)	(16)	(25)	(30)

Pro forma net earnings	$284	$226	$562	$462

Average common shares outstanding:
Average number of common shares outstanding for basic computations	443.9	445.3	444.1	447.1
Dilutive stock options – based on the treasury stock method	3.1	3.4	3.1	3.5

Average number of common shares outstanding for diluted computations	447.0	448.7	447.2	450.6

Earnings per basic share:
As reported	$0.67	$0.54	$1.32	$1.10

Pro forma	$0.64	$0.50	$1.26	$1.03

Earnings per diluted share:
As reported	$0.66	$0.54	$1.31	$1.09

Pro forma	$0.63	$0.50	$1.25	$1.02

NOTE 3 – INVENTORIES

	June 30, 2004	December 31, 2003
	(In millions)

Work in process, primarily related to long-term contracts and programs in progress	$4,888	$5,434
Less customer advances and progress payments	(3,102)	(3,396)

	1,786	2,038
Other inventories	268	310

	$2,054	$2,348

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Work in process inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $295 million and $327 million at June 30, 2004 and December 31, 2003, respectively.

NOTE 4 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, “Employers’ Accounting for Pensions,” and the net postretirement benefit cost as determined by FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” related to the Corporation’s plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Defined benefit pension plans
Service cost	$186	$155	$372	$297
Interest cost	374	351	749	674
Expected return on plan assets	(425)	(423)	(850)	(812)
Amortization of prior service cost	20	20	40	38
Recognized net actuarial losses	66	15	133	29
Amortization of transition asset	(1)	(1)	(1)	(1)

Total net pension expense	$220	$117	$443	$225

Retiree medical and life insurance plans
Service cost	$12	$10	$25	$19
Interest cost	55	51	112	97
Expected return on plan assets	(22)	(17)	(44)	(32)
Amortization of prior service cost	2	—	4	—
Recognized net actuarial losses	15	12	30	23

Total net postretirement expense	$62	$56	$127	$107

The Corporation does not expect that required contributions to its defined benefit pension plans for the year ending December 31, 2004 will be material, after giving consideration to a $450 million discretionary prepayment in 2003. Approximately $310 - $320 million is expected to be contributed to its retiree medical and life insurance plans in 2004. Contributions for the six months ended June 30, 2004 were $85 million.

The Lockheed Martin Corporation Salaried Savings Plan includes a 401(k) feature that has an Employee Stock Ownership Plan (ESOP). The Corporation’s match to the Salaried Savings Plan consists of shares of its common stock, which has been partially fulfilled with stock released from the ESOP at approximately 2.4 million shares per year. The Corporation paid the final quarterly installment of the ESOP debt in April 2004 and allocated the remaining shares held by the ESOP in May 2004. In subsequent periods,

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the Corporation’s match to the Salaried Savings Plan is expected to be fulfilled through purchases of common stock in the open market or through newly issued shares from the Corporation.

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

Environmental matters – The Corporation is a party to various agreements, proceedings and potential proceedings for environmental clean-up issues, including matters at various sites where it has been designated a potentially responsible party (PRP) by the Environmental Protection Agency or by a state agency. Financial statement accruals are recorded for environmental matters in the period in which it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. At June 30, 2004 and December 31, 2003, the total amount of liabilities recorded for environmental matters was approximately $425 million. Approximately two-thirds of that amount relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, primarily for remediation of soil and groundwater contamination. The remainder of the liability relates to other properties (current operating facilities and certain facilities operated in prior years) for which the financial exposure could be estimated, and includes amounts for disposal of hazardous wastes and soil and groundwater remediation. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to specific orders, agreements or otherwise, the Corporation projects costs over a reasonable time frame not to exceed 20 years. For a more detailed discussion of environmental remediation activities, see Note 15 to the Corporation’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2003.

Under prior year agreements with the U.S. Government, certain remediation expenditures, net of recoveries from insurance or other PRPs, are allowable in establishing the prices of the Corporation’s products and services. The Corporation has recorded an asset for the portion of environmental costs that are probable of future recovery in the pricing of its products and services for U.S. Government business. The amount that is expected to be allocated to commercial businesses has been expensed through cost of sales. The recorded amounts do not reflect the possible future recoveries of portions of the environmental costs through insurance policy coverage or from other PRPs, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation’s U.S. Government sales and cost of sales.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). In the following tables of financial data, the total of the operating results of the principal business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments (mainly telecommunications), interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. For “Net sales,” all activities other than those pertaining to the principal business segments are included in “Other.”

The FAS/CAS pension adjustment represents the difference between pension expense calculated for financial reporting purposes under GAAP in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in the business segment results. CAS is a major factor in determining pension funding requirements for the Corporation, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS cost is recovered through pricing of the Corporation’s products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of the Corporation’s segments only include pension expense as determined and funded in accordance with CAS rules.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Net sales
Aeronautics	$3,141	$2,405	$6,015	$4,493
Electronic Systems	2,205	2,174	4,338	4,155
Space Systems	1,547	1,544	3,125	3,072
Integrated Systems & Solutions	963	810	1,870	1,582
Information & Technology Services	917	772	1,769	1,459

Total business segments	8,773	7,705	17,117	14,761
Other	3	4	6	7

Total	$8,776	$7,709	$17,123	$14,768

Operating profit
Aeronautics	$239	$162	$445	$307
Electronic Systems	220	211	422	394
Space Systems	129	101	249	205
Integrated Systems & Solutions	81	67	161	139
Information & Technology Services	71	51	131	99

Total business segments	740	592	1,408	1,144
Unallocated Corporate expense, net	(196)	(122)	(328)	(169)

Total	$544	$470	$1,080	$975

Intersegment revenue (a)
Aeronautics	$21	$7	$36	$16
Electronic Systems	146	130	288	238
Space Systems	51	29	97	60
Integrated Systems & Solutions	129	118	260	233
Information & Technology Services	175	184	362	399

Total business segments	$522	$468	$1,043	$946

(a)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above.

NOTE 7 – OTHER

On June 26, 2004, the Corporation announced that it had terminated the September 2003 merger agreement, as amended, with The Titan Corporation (Titan), as Titan did not satisfy certain closing conditions on or before June 25, 2004. Under the terms of the amended merger agreement, either party could terminate the merger agreement if Titan either (i) had not obtained written confirmation from the Department of Justice that the investigation of alleged Foreign Corrupt Practices Act (FCPA) violations by Titan was resolved and the Department did not intend to pursue any claims against Titan; or

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(ii) Titan had not entered into a plea agreement on or prior to June 25, 2004. Titan did not satisfy either requirement.

In the second quarter of 2003, the Corporation recorded a charge, net of state income tax benefits, of $41 million related to its decision to exit the commercial mail sorting business. The charge, which related primarily to the impairment of assets of the business, reduced net earnings by $27 million ($0.06 per diluted share).

In 2003, the Corporation issued irrevocable redemption notices for and repaid two issuances of callable debentures totaling $450 million. The Corporation recorded a loss in other income and expenses, net of state income tax benefits, of $19 million related to the early repayment of the debt. The loss reduced net earnings for the six months ended June 30, 2003 by $13 million ($0.03 per diluted share).

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

The components of comprehensive income for the three months and six months ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)

Net earnings	$296	$242	$587	$492
Other comprehensive income (loss):
Net unrealized gain from available-for-sale investments	12	18	6	32
Other	—	3	3	(13)

	12	21	9	19

Comprehensive income	$308	$263	$596	$511

The Corporation made federal and foreign income tax payments, net of refunds received, of $175 million and $65 million for the six months ended June 30, 2004 and 2003, respectively. These amounts are net of capital loss carry-back income tax refunds of $145 million and $135 million, respectively, related to the Corporation’s divestiture activities. The Corporation’s total interest payments were $213 million and $284 million for the six months ended June 30, 2004 and 2003, respectively.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the unaudited condensed consolidated balance sheet of Lockheed Martin Corporation as of June 30, 2004, and the related unaudited condensed consolidated statement of earnings for the three-month and six-month periods ended June 30, 2004 and 2003, and the unaudited condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the unaudited condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Corporation’s 2002 adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

July 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lockheed Martin Corporation

June 30, 2004

Lockheed Martin Corporation is mainly involved in the research, design, development, manufacture, integration, operation and support of advanced technology systems, products and services. We serve customers in domestic and international defense, civil government and commercial markets. Over 75% of our sales over the past three years have been to agencies of the U.S. Government. Our main areas of focus are in the defense and intelligence, space, homeland security, and government information technology markets.

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

Net sales for the second quarter of 2004 were $8.8 billion, a 14% increase over the second quarter 2003 sales of $7.7 billion. Net sales for the first six months of 2004 were $17.1 billion, a 16% increase over the $14.8 billion recorded in the comparable 2003 period. Sales increased in all business segments during the quarter and six months ended June 30, 2004 from the comparable 2003 periods.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the quarter and six months ended June 30, 2003, the following items, among other things, were included in “Unallocated Corporate (expense) income, net” (see the related section under “Discussion of Business Segments” below):

•	In the second quarter of 2003, we recorded a $41 million charge related to our decision to exit the commercial mail sorting business.

•	In the first quarter of 2003, we recognized a loss of $19 million associated with our decision to call and prepay $450 million of debentures originally due in 2023.

•	In the first quarter of 2003, we recognized a gain of $19 million on the partial reversal of a 2002 charge related to the guarantee of our share of Space Imaging, LLC’s credit facility.

On a net basis, these items reduced our net earnings by $27 million ($0.06 per diluted share) for the quarter and six months ended June 30, 2003. There were no comparable items related to the quarter or six months ended June 30, 2004.

Operating profit (earnings before interest and taxes) for the second quarter of 2004 was $544 million, an increase of 16% from the $470 million recorded in the comparable 2003 period. Operating profit for the six months ended June 30, 2004 was $1.1 billion, an increase of 11% from the $975 million recorded in the comparable 2003 period. Operating profit increased in all five business segments during the quarter and six months ended June 30, 2004 from the comparable 2003 periods.

Interest expense for the second quarter and six months ended June 30, 2004 was $106 million and $214 million, respectively, representing a decrease of $13 million and $45 million from the comparable periods in 2003. This was primarily the result of the reduction in our debt portfolio and the favorable impact of having issued $1.0 billion of convertible debentures in August 2003 to replace higher cost debt.

Our effective income tax rates for the quarter and six months ended June 30, 2004 were 32.4% and 32.2%, respectively. The effective rates for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales.

Our effective income tax rates for the quarter and six months ended June 30, 2003 were 31.1% and 31.3%, respectively. The tax benefit from the charge to exit the commercial mail sorting business reduced the effective rate by 0.4% during the quarter and by 0.2% for the first six months of 2003. The effective rates for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales.

Net earnings for the second quarter of 2004 were $296 million ($0.66 per diluted share) compared to $242 million ($0.54 per diluted share) reported in the second quarter of 2003. Net earnings for the six months ended June 30, 2004 were $587 million ($1.31 per diluted share) compared to $492 million ($1.09 per diluted share) reported in the comparable 2003 period.

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

Aeronautics

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)

Net sales	$3,141	$2,405	$6,015	$4,493
Operating profit	$239	$162	$445	$307

Net sales for Aeronautics increased by 31% for the quarter and 34% for the six months ended June 30, 2004 from the 2003 periods, due to growth in Combat Aircraft, which more than offset a slight decline in Air Mobility. Combat Aircraft sales growth of $790 million in the quarter and $1.5 billion for the six-month period was primarily due to higher F-16 program volume, including increased aircraft deliveries (22 in the quarter and 37 for the six month period in 2004 compared to 12 and 15 in the comparable 2003 periods) and higher volume on the F-35 program. Fewer scheduled C-130J deliveries (two in the quarter and six for the six month period in 2004 compared to four and seven in the comparable 2003 periods) contributed to the slight decrease in Air Mobility revenue.

Segment operating profit increased by 48% for the quarter and 45% for the six months ended June 30, 2004 from the 2003 periods. Combat Aircraft operating profit increases of $60 million in the quarter and $80 million for the six-month period were primarily due to the impact of the additional F-16 aircraft deliveries and improved performance in other Combat Aircraft programs. Air Mobility and other programs accounted for approximately $20 million and $60 million of the increase in operating profit for the quarter and year-to-date periods, and were primarily due to profits recognized on C-130J deliveries in 2004. The Corporation began recognizing profits on C-130J deliveries in 2004 (approximately $35 million year-to-date) upon resolution of certain technical aircraft performance risks, manufacturing performance improvements and the achievement of stable production as a result of securing a multi-year contract in 2003.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Electronic Systems

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)

Net sales	$2,205	$2,174	$4,338	$4,155
Operating profit	$220	$211	$422	$394

Net sales for Electronic Systems increased by 1% for the quarter and 4% for the six months ended June 30, 2004 from the 2003 periods. In both the quarter and six-month periods, higher volume in Maritime Systems & Sensors (MS2) and Missiles & Fire Control (M&FC), more than offset declines in Platform, Training & Transportation Solutions (PT&TS). In MS2, higher volume on surface systems and radar programs accounted for the increased sales. M&FC sales grew due to higher volume on tactical missile and fire control programs. Reduced levels of distribution technology and transportation & security solutions activities contributed to the decrease in sales at PT&TS.

Segment operating profit increased by 4% for the quarter and 7% for the six months ended June 30, 2004, compared to the 2003 periods. For both the quarter and the six-month periods, improved performance on air defense and fire control programs at M&FC and on distribution technology and simulation and training programs at PT&TS, contributed to the higher operating profit. MS2’s operating profit improved slightly in both periods.

Space Systems

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)

Net sales	$1,547	$1,544	$3,125	$3,072
Operating profit	$129	$101	$249	$205

Net sales for Space Systems increased nominally for the quarter and by 2% for the six months ended June 30, 2004 from the 2003 periods. For the second quarter of 2004, a sales increase in Satellites, due to a commercial satellite delivery, and the timing of sales on fleet ballistic missile programs at Strategic and Defensive Missile Systems (S&DMS) were partially offset by lower volume in Launch Services. A decline in activities on the maturing Titan launch vehicle program contributed to lower sales in Launch Services. There were two Atlas launches and one Proton launch in the second quarters of both 2004 and 2003.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the six months ended June 30, 2004, sales increases in Launch Services and S&DMS offset a decline in Satellites. In Launch Services, an increase in Atlas launches (four in 2004 compared to two in 2003) more than offset a decline in the Titan launch vehicle program. The increase in S&DMS was primarily attributable to the timing of sales on fleet ballistic missile programs. The decrease in Satellites was mainly due to lower sales on commercial satellite deliveries in 2004, which was partially offset by increased volume in government satellite programs.

Segment operating profit increased by 28% for the quarter and 21% for the six months ended June 30, 2004, when compared to the 2003 periods. For the quarter, Satellites’ operating profit increased due to the additional delivery and improved performance on commercial satellite programs, which more than offset a decline due to cost growth on a government satellite program. Increased operating profit in Launch Services was due to government launch vehicles programs.

For the six-month period, Launch Services’ operating profit increased primarily due to the benefit resulting from the first quarter termination of a launch vehicle contract by a commercial customer and U.S. Government support of the Atlas program, which more than offset a decline in activities on the Titan launch vehicle program. Satellites’ operating profit declined due to cost growth on a government satellite program, which more than offset the impact of improved performance and more profitable deliveries in commercial satellites.

Integrated Systems & Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)

Net sales	$963	$810	$1,870	$1,582
Operating profit	$81	$67	$161	$139

Net sales for Integrated Systems & Solutions increased by 19% for the quarter and 18% for the six months ended June 30, 2004 from the 2003 periods. For both the quarter and six-month periods, a higher volume of intelligence, defense and information assurance activities resulted in increased sales.

Segment operating profit increased by 21% for the quarter and 16% for the six months ended June 30, 2004 from the comparable 2003 periods. For both the quarter and six-month periods, the higher volume on the activities described above accounted for the increased operating profit.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Information & Technology Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)

Net sales	$917	$772	$1,769	$1,459
Operating profit	$71	$51	$131	$99

Net sales for Information & Technology Services increased by 19% for the quarter and 21% for the six months ended June 30, 2004 from the 2003 periods. For both the quarter and year-to-date periods, the increases in sales were primarily attributable to higher volume in the Information Technology line of business. Information Technology’s sales improved due to the net impact of an acquisition and a divestiture, as well as organic growth on existing IT programs. The remaining increase in sales was primarily attributable to higher volume in Defense Services. NASA sales declined in both periods.

Segment operating profit increased by 39% for the quarter and 32% for the six months ended June 30, 2004 from the 2003 periods. In both periods the operating profit increased mainly due to improvements in Information Technology and Defense Services.

Unallocated Corporate (Expense) Income, Net

The following table shows the components of Unallocated Corporate (expense) income, net. For a discussion of the FAS/CAS pension adjustment and other types of items included in Unallocated Corporate (expense) income, net, see Note 6 to the financial statements in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)

FAS/CAS pension adjustment	$(148)	$(68)	$(298)	$(140)
Items not considered in segment operating performance	—	(41)	—	(41)
Other, net	(48)	(13)	(30)	12

	$(196)	$(122)	$(328)	$(169)

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)

FAS 87 expense	$(220)	$(117)	$(443)	$(225)
CAS cost	(72)	(49)	(145)	(85)

FAS/CAS pension adjustment – expense	$(148)	$(68)	$(298)	$(140)

The increases in the FAS 87 expense and the CAS cost amounts in 2004 compared to 2003 are consistent with our expectations based on the assumptions we used in computing these amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2003 Annual Report on Form 10-K under the caption “Critical Accounting Policies.”

LIQUIDITY AND CASH FLOWS

We have established strategic cash deployment objectives to help ensure that we keep a focus toward growing our core business and increasing shareholder value, and that we are in a position to take advantage of opportunities when they arise. These objectives include internal investment in our business (e.g., capital expenditures, independent research and development), debt reduction, acquisitions of businesses that will complement our core products and services, share repurchases, and increases in dividends. The following discussion highlights activities during the second quarter of 2004 that support these objectives.

Operating Activities

Our operating cash flow continues to be the primary source of funds for financing our activities. Cash from operations amounted to $1.8 billion in the first six months of 2004 and $1.4 billion in the first six months of 2003. Our earnings, adjusted for non-cash items such as depreciation and amortization, as well as working capital improvements, were the driving forces behind the cash flows during the first six months of 2004. Also during the first six months of 2004, we made income tax payments of $320 million and received a $145 million capital loss carry-back income tax refund. During the first six months of 2003, our income tax payments amounted to $200 million and we received a capital loss carry-back income tax refund of $135 million. Our cash flow from working capital has improved in 2004 when compared to the prior year. We attribute this to our continued discipline in managing our cash conversion cycle, including the negotiation of performance-based progress payment or advance payment terms in our contracts,

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

inventory management, and billing and collection activities. We expect cash from operations to continue to be positive.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $260 million during the first six months of 2004 and $202 million during the first six months of 2003. We expect a higher level of capital expenditures in 2004 versus 2003 consistent with the expected growth in our business.

Acquisitions, divestitures and other activities – We selectively identify businesses for potential acquisition and divestiture. During the first six months of 2003, we paid $130 million associated with our investment in Space Imaging, LLC (see the related discussion in Note 7 – “Other”) and $80 million associated with acquisitions of government IT businesses. During the first six months of 2004, in anticipation of our acquisition of The Titan Corporation, we liquidated $240 million from short-term investments to cash; however, we terminated the merger agreement with Titan in June 2004 (see Note 7).

In May 2004, we announced an agreement to sell our COMSAT General business to Intelsat, Ltd. The purchase price is $90 million in cash, with an option for Intelsat to substitute up to $40 million of stock. The transaction, which is subject to regulatory approvals and other closing conditions, is expected to close in the fourth quarter of this year and is not expected to have a material impact on net earnings.

In June 2004, New Skies Satellites, N.V. announced that it signed a definitive agreement for the sale of the company to an affiliate of The Blackstone Group for $956 million in cash, or approximately $7.96 per diluted share. We own 18.6 million shares of New Skies. At this transaction value, we would recognize an after-tax gain of approximately $60 million ($0.13 per diluted share) and receive after-tax proceeds of about $130 million. The transaction is subject to regulatory approvals and other closing conditions, and is expected to close late in the fourth quarter of this year or early in 2005.

Financing Activities

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. We used $137 million during the first six months of 2004 and $740 million during the first six months of 2003, for scheduled repayments of debt maturities. Also during the first six months of 2003, we repaid $450 million of debt in advance of its maturity and retired other high cost debt. We used $19 million of cash in 2003 for debt repayment costs to complete these transactions. Interest rates on the debt we retired early ranged from 7.75% to 7.875%.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Share dividends and repurchases – Shareholders were paid dividends of $196 million during the first six months of 2004 compared to $109 million during the first six months of 2003. We paid quarterly dividends of $0.22 per share during the first six months of 2004 compared to quarterly dividends of $0.12 per share during the first six months of 2003.

We have a share repurchase program in place for the repurchase of up to 43 million shares of our common stock from time-to-time at management’s discretion. At June 30, 2004, a total of 25.5 million shares may be repurchased in the future under the program. During the first six months of 2004, we repurchased 5.8 million shares of our common stock for $278 million. During the comparable period of 2003, we repurchased 6.3 million shares of our stock for $279 million.

CAPITAL RESOURCES

At June 30, 2004, our total long-term debt amounted to $6.1 billion, a decrease of $138 million from $6.2 billion at December 31, 2003, which was mainly attributable to scheduled debt maturities. Our long-term debt is mainly in the form of publicly issued notes and debentures. The majority of our long-term debt bears interest at fixed rates. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. During the first six months of 2004, we improved our debt-to-total capital ratio from 48% at December 31, 2003 to 46% at June 30, 2004. We held cash and cash equivalents of approximately $2.2 billion at June 30, 2004.

Our stockholders’ equity amounted to $7.0 billion at June 30, 2004, an increase of about $280 million from December 31, 2003. Net earnings and stock plan activities more than offset our repurchases of common stock and payment of dividends.

At June 30, 2004, we had in place a $1.5 billion revolving credit facility under which no borrowings were outstanding. We terminated that facility in July 2004, and replaced it with a $1.5 billion revolving credit facility, which expires in July 2009 and a $500 million revolving credit facility which expires in July 2005.

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

Cash and cash equivalents, cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure, dividend and debt service requirements, as well as acquisitions, share repurchases and other discretionary investment needs, projected over the next three years. Consistent with our goal to generate cash to reduce debt and invest in our core businesses, we expect that,

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

depending on prevailing financial, market and economic conditions, we will continue to explore the sale of non-core businesses, passive equity investments and surplus real estate.

Intelsat, Ltd., in which we hold a 25% interest, and Inmarsat Holdings, Ltd., in which we hold a 14% interest, are subject to regulation by the Federal Communications Commission (FCC). In addition, the Open-Market Reorganization for the Betterment of International Telecommunications Act (the ORBIT Act), passed by Congress in 2000, established deadlines for Intelsat and Inmarsat to complete initial public offerings. In May 2004, an amendment to the ORBIT Act extended Intelsat’s deadline from June 30, 2004 to December 31, 2005, and Inmarsat’s from June 30, 2004 to December 31, 2004. Also in May 2004, Intelsat announced that it had withdrawn the planned initial public offering of its shares, and is instead exploring the potential of a third party’s investment in or acquisition of the company to satisfy the ORBIT Act requirements. In December 2003, Inmarsat was acquired in a leveraged buyout transaction and, in doing so, believes it has complied with the ORBIT Act requirements. There is no assurance that the FCC will accept the position that transactions other than initial public offerings of equity will satisfy the ORBIT Act requirements.

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

ADVANCES TO RUSSIAN MANUFACTURERS

Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture we have with two Russian government-owned space firms, has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. Atlas and Proton launch services are marketed around the world through International Launch Services (ILS), a joint venture between Lockheed Martin and LKEI. We consolidate the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest. Contracts for launch services usually require substantial advances from the customer before the launch. Advances received from customers for Proton launch services not yet provided totaled $297 million at June 30, 2004 and $250 million at December 31, 2003, and were included as a liability on our balance sheet in the caption “Customer advances and amounts in excess of costs incurred.”

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at June 30, 2004 and December 31, 2003, net of reserves, were $295 million and $327 million, respectively. Our ability to realize these amounts may be affected by the continuing overcapacity in the launch vehicle market, Khrunichev’s ability to provide the launch services and the political environment in Russia. Through June 2004, launch services through LKEI and ILS have been provided according to contract terms.

OTHER MATTERS

The Financial Accounting Standards Board has issued two proposed standards that, upon implementation, would adversely impact our net earnings and earnings per share, but would not be expected to impact our cash from operations. A proposed standard on Share-Based Payments would require stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value. While many technical issues are yet to be resolved, including the selection and use of an appropriate valuation model, information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and earnings per share for the quarter and six months ended June 30, 2004 (which may differ from the ultimate impact of the proposed new standard) can be found in Note 2 to the financial statements in this Form 10-Q. A second proposed standard would require the dilutive effect of contingently convertible debt instruments, similar to the $1.0 billion of floating rate convertible debentures we issued in 2003, to be reflected in our calculation of diluted earnings per share. Current rules provide for the exclusion of the effect of such instruments until the contingency has been satisfied. Our floating rate convertible debentures are only convertible by holders into shares of our common stock on a contingent basis under the circumstances described in the indenture. In addition, upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. Subject to resolution of final terms and applicability, the effect of the proposal could add up to 13.2 million shares to the average shares outstanding in our calculation of diluted earnings per share as disclosed in Note 2. However, since we may elect to settle the floating rate convertible debentures in cash, the effect on our calculation of average shares outstanding could be less than the 13.2 million shares noted above.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law in December 2003. Under the new law, Medicare will provide a prescription drug benefit beginning in 2006. The Act also provides for a federal subsidy to eligible sponsors of retiree health care benefits. The Financial Accounting Standards Board decided to allow companies to defer recognition of the impact of the new law on

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

the benefit obligations they provide their retirees, which we elected to do. Accordingly, the accumulated postretirement benefit obligation (APBO) for our retiree health care benefits, as well as the net periodic postretirement benefit cost, included in our financial statements do not reflect the effects of the Act. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act,” which provides specific authoritative guidance on the accounting for the federal subsidy. Proposed regulations have been issued recently that will clarify eligibility requirements for the subsidy, how some of the key provisions of the Act will be applied and administered, and how the Act will impact the prescription drug benefits that we provide our retirees. We are in the process of reviewing and evaluating the proposed regulations. Based on current estimates and pending finalization of the regulations related to the Act, we do not expect the effects of the Act will have a material impact on our net earnings, financial position or cash flows, but do expect a reduction in our APBO and net periodic postretirement benefits cost.

Lockheed Martin Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating rate long-term debt. Our long-term debt obligations are generally not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates; however, at the end of the second quarter of 2004, we had no such agreements in place.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At June 30, 2004, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. We do not hold or issue derivative financial instruments for trading purposes.

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

At June 30, 2004, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

We routinely review our system of internal controls over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of two business units, and migrating certain processes to our shared services organization. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities.

There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are “forward-looking statements” are based on Lockheed Martin’s current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to terrorist threats and improve homeland security); the impact of continued hostilities in Iraq on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; performance issues with key suppliers, subcontractors and customers; cost reduction and productivity efforts; financial market and other changes that may impact pension plan assumptions; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of investments, goodwill or other long-term assets; the future impact of proposed legislation or proposed accounting standards; the future impact of acquisitions or divestitures; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations and environmental remediation efforts); the competitive environment for defense and information technology products and services; and economic, business and political conditions domestically and internationally.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no duty to update any forward-looking statements to reflect subsequent events, actual results or changes in our expectations after the date of this Form 10-Q. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For further information regarding risks and uncertainties associated with our business, please see our Securities and Exchange Commission filings including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and Forward-Looking Statements” on pages 20 through 21 and pages 23 through 30, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003; “Note 4 – Postretirement Benefit Plans” and “Note 5 – Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 9 through 10 and pages 10 through 11, respectively, of this Form 10-Q; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 through 26 of this Form 10-Q; and Part II – Item 1, “Legal Proceedings” on page 30 of this Form 10-Q.

Lockheed Martin Corporation

PART II. OTHER INFORMATION

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 5 - Contingencies” on pages 10 through 11 of this Form 10-Q.

Lockheed Martin Corporation

On July 2, 2004, the New Mexico Environment Department (NMED) issued three administrative compliance orders to the Department of Energy (DOE) and Sandia Corporation. Sandia Corporation, a wholly-owned subsidiary of Lockheed Martin, is the management and operating contractor for Sandia National Laboratories (SNL) pursuant to a contract with DOE, and is the co-operator of SNL responsible for day-to-day operations. The orders allege violations of regulations under the Resource Conservation and Recovery Act pertaining to matters such as the accumulation of materials for re-use, record-keeping, waste characterization, and other management issues. The orders seek penalties totaling $3.2 million for the alleged violations. Sandia and DOE plan to contest the orders.

As a result of a fatal shooting incident in July 2003, in which seven employees were killed and eight were wounded, at the Corporation’s aircraft parts manufacturing facility in Meridian, Mississippi, nine lawsuits on behalf of 59 plaintiffs have been filed against the Corporation. Six complaints have been filed in the U.S. District Court for the Southern District of Mississippi in Jackson and three complaints have been filed in the Lauderdale County Circuit Court. Each of the complaints alleges various torts, including wrongful death, intentional infliction of injury, negligent supervision and intentional infliction of emotional distress. In addition, four of the U.S. District Court actions allege racial or gender discrimination. It is the Corporation’s position that the tort actions are without merit and are precluded by the exclusivity provisions of the Mississippi worker’s compensation statute, and that the discrimination allegations are without merit. Subsequent to the shooting, 21 similar charges of race-related discrimination and one charge of sexual discrimination were filed by employees with the offices of the Equal Employment Opportunity Commission (EEOC). Since July 6, 2004, the Jackson, Mississippi EEOC office has issued determination letters for 20 of those charges finding that there is reasonable cause to believe that the African American employees were racially harassed and subject to a racially hostile work environment. If conciliation of these cases is unsuccessful, the EEOC can either issue right to sue letters allowing the complainants to pursue private litigation (which many have already filed) or the EEOC may elect to file suit or attempt to join pending litigation on behalf of the employees.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Lockheed Martin Corporation

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended June 30, 2004 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act. There were no such purchases during the three-month period ended March 31, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
April 2004	540,000	$47.22	540,000	30,734,900
May 2004	4,124,600	47.65	4,124,600	26,610,300
June 2004	1,120,000	49.61	1,120,000	25,490,300

(1)	The Corporation repurchased a total of 5,784,600 shares of its common stock during the quarter ended June 30, 2004 under a share repurchase program that it announced in October 2002.

(2)	In October 2002, the Corporation’s Board of Directors approved a share repurchase program for the repurchase of up to 23 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. In February 2004, an additional 20 million shares were authorized for repurchase under the program.

Item 4. Submission of Matters to a Vote of Security Holders

On April 22, 2004, we held our Annual Meeting of Stockholders. A description of matters voted upon by stockholders at that meeting, and the results of such votes, were disclosed in Item 4 of Lockheed Martin Corporation’s Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 5, 2004.

Lockheed Martin Corporation

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan

Exhibit 10.2	Lockheed Martin Corporation Supplemental Retirement Plan

Exhibit 10.3	Retirement Agreement for Vance D. Coffman

Exhibit 10.4	Letter Agreement between Lockheed Martin Corporation and Albert E. Smith

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2004

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Vance D. Coffman

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Vance D. Coffman

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

(b)	Reports on Form 8-K filed in the second quarter of 2004.

1.	Current report on Form 8-K filed on April 7, 2004.

The Corporation filed information concerning an amendment to the merger agreement between Lockheed Martin and The Titan Corporation.

2.	Current report on Form 8-K filed on April 27, 2004.

The Corporation furnished information contained in its press release dated April 27, 2004 related to the Corporation’s financial results for quarter ended March 31, 2004.

Lockheed Martin Corporation

3.	Current report on Form 8-K filed on June 28, 2004.

The Corporation filed information contained in its press release dated June 26, 2004 related to the terminated merger agreement between Lockheed Martin and The Titan Corporation.

(c) Reports on Form 8-K filed subsequent to the second quarter of 2004.

1.	Current report on Form 8-K filed on July 27, 2004.

The Corporation furnished information contained in its press release dated July 27, 2004 related to the Corporation’s financial results for quarter ended June 30, 2004.

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: August 4, 2004	by:	/s/ Rajeev Bhalla
Rajeev Bhalla
Vice President and Controller
(Chief Accounting Officer)