Form 10-Q
period 2004-09-30
LOCKHEED MARTIN CORP
filed 2004-10-28
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2004
Common stock, $1 par value	442,676,492

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX (continued)

Exhibit 10.1	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein

Exhibit 10.2	364-Day Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein

Exhibit 10.3	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan

Exhibit 10.4	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions, except per share data)

Net sales	$8,438	$8,078	$25,561	$22,846
Cost of sales	7,921	7,540	24,043	21,426

Earnings from operations	517	538	1,518	1,420
Other income and expenses, net	44	(110)	123	(17)

	561	428	1,641	1,403
Interest expense	109	117	323	376

Earnings before income taxes	452	311	1,318	1,027
Income tax expense	145	94	424	318

Net earnings	$307	$217	$894	$709

Earnings per common share:

Basic	$0.69	$0.49	$2.02	$1.59

Diluted	$0.69	$0.48	$2.00	$1.57

Cash dividends declared per common Share	$0.22	$0.12	$0.66	$0.36

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheet

	September 30, 2004	December 31, 2003
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,823	$1,010
Short-term investments	87	240
Receivables	3,845	4,039
Inventories	1,795	2,348
Deferred income taxes	1,014	921
Other current assets	688	843

Total current assets	10,252	9,401

Property, plant and equipment, net	3,372	3,489
Investments in equity securities	1,108	1,060
Goodwill	7,879	7,879
Purchased intangibles, net	700	807
Prepaid pension asset	1,076	1,213
Other assets	2,257	2,326

	$26,644	$26,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,547	$1,434
Customer advances and amounts in excess of costs incurred	4,099	4,256
Salaries, benefits and payroll taxes	1,355	1,418
Income taxes	108	91
Current maturities of long-term debt	—	136
Other current liabilities	1,464	1,558

Total current liabilities	8,573	8,893

Long-term debt	6,070	6,072
Post-retirement benefit liabilities	1,466	1,440
Accrued pension liabilities	1,228	1,100
Other liabilities	2,067	1,914

Stockholders’ equity:
Common stock, $1 par value per share	440	446
Additional paid-in capital	2,365	2,477
Retained earnings	5,654	5,054
Unearned compensation	(23)	—
Unearned ESOP shares	—	(17)
Accumulated other comprehensive loss	(1,196)	(1,204)

Total stockholders’ equity	7,240	6,756

	$26,644	$26,175

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(In millions)
Operating Activities:
Net earnings	$894	$709
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	378	344
Amortization of purchased intangibles	107	94
Changes in operating assets and liabilities:
Receivables	165	97
Inventories	693	23
Accounts payable	113	196
Customer advances and amounts in excess of costs incurred	(157)	(540)
Other	642	751

Net cash provided by operating activities	2,835	1,674

Investing Activities:
Expenditures for property, plant and equipment	(393)	(367)
Sale (purchase) of short-term investments	153	(247)
Acquisition of businesses / investments in affiliated companies	—	(219)
Other	40	18

Net cash used for investing activities	(200)	(815)

Financing Activities:
Repayments related to long-term debt	(137)	(2,185)
Issuance of long-term debt	—	1,000
Long-term debt issuance and repayment costs	—	(175)
Issuances of common stock	74	40
Repurchases of common stock	(465)	(279)
Common stock dividends	(294)	(163)

Net cash used for financing activities	(822)	(1,762)

Net increase (decrease) in cash and cash equivalents	1,813	(903)
Cash and cash equivalents at beginning of period	1,010	2,738

Cash and cash equivalents at end of period	$2,823	$1,835

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. The Corporation’s reported and pro forma earnings per share information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions, except per share data)
Net earnings:
As reported	$307	$217	$894	$709
Fair value-based compensation cost, net of taxes	(11)	(16)	(36)	(46)

Pro forma net earnings	$296	$201	$858	$663

Average common shares outstanding:
Average number of common shares outstanding for basic computations	441.4	446.6	443.2	446.9
Dilutive stock options – based on the treasury stock method	4.5	3.8	3.6	3.6

Average number of common shares outstanding for diluted computations	445.9	450.4	446.8	450.5

Earnings per basic share:
As reported	$0.69	$0.49	$2.02	$1.59

Pro forma	$0.67	$0.46	$1.94	$1.49

Earnings per diluted share:
As reported	$0.69	$0.48	$2.00	$1.57

Pro forma	$0.67	$0.45	$1.92	$1.47

NOTE 3 – INVENTORIES

	September 30, 2004	December 31, 2003
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$5,047	$5,434
Less customer advances and progress payments	(3,578)	(3,396)

	1,469	2,038
Other inventories	326	310

	$1,795	$2,348

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Work in process inventories included amounts advanced to Khrunichev State Research and Production Space Center, the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $304 million and $327 million at September 30, 2004 and December 31, 2003, respectively.

NOTE 4 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, “Employers’ Accounting for Pensions,” and the net postretirement benefit cost as determined by FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” related to the Corporation’s plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Defined benefit pension plans
Service cost	$185	$168	$557	$464
Interest cost	375	382	1,124	1,054
Expected return on plan assets	(424)	(459)	(1,274)	(1,268)
Amortization of prior service cost	19	21	59	59
Recognized net actuarial losses	67	16	200	45
Amortization of transition asset	—	—	(1)	(1)

Total net pension expense	$222	$128	$665	$353

Retiree medical and life insurance plans
Service cost	$12	$11	$37	$30
Interest cost	57	55	169	152
Expected return on plan assets	(23)	(18)	(67)	(50)
Amortization of prior service cost	2	—	6	—
Recognized net actuarial losses	15	13	45	36

Total net postretirement expense	$63	$61	$190	$168

In the third quarter of 2004, the Corporation made a $400 million contribution to the defined benefit pension plans’ trust, of which $20 million represented the remainder of its 2004 required contributions and $380 million represented a discretionary prepayment that will reduce the Corporation’s cash funding requirements for 2005. In the fourth quarter of 2003, the Corporation made a discretionary prepayment of $450 million, the majority of which reduced its cash funding requirements for 2004.

Approximately $320 million is expected to be contributed to its retiree medical and life insurance plans in 2004. Contributions for the nine months ended September 30, 2004 were $164 million.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Lockheed Martin Corporation Salaried Savings Plan includes a 401(k) feature that has an Employee Stock Ownership Plan (ESOP). The Corporation’s match to the Salaried Savings Plan consists of shares of its common stock, which has been partially fulfilled with stock released from the ESOP at approximately 2.4 million shares per year. The Corporation paid the final quarterly installment of the ESOP debt in April 2004 and allocated the remaining shares held by the ESOP in May 2004. In subsequent periods, the Corporation has fulfilled its match to the Salaried Savings Plan through purchases of common stock in the open market or through newly issued shares from the Corporation.

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

Environmental matters – The Corporation is a party to various agreements, proceedings and potential proceedings for environmental clean-up issues, including matters at various sites where it has been designated a potentially responsible party (PRP) by the Environmental Protection Agency or by a state agency. Financial statement accruals are recorded for environmental matters in the period in which it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. At September 30, 2004 and December 31, 2003, the total amount of liabilities recorded for environmental matters was approximately $425 million. Approximately two-thirds of that amount relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, primarily for remediation of soil and groundwater contamination. The remainder of the liability relates to other properties (current operating facilities and certain facilities operated in prior years) for which the financial exposure could be estimated, and includes amounts for disposal of hazardous wastes and soil and groundwater remediation. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to specific orders, agreements or otherwise, the Corporation projects costs over a reasonable time frame not to exceed 20 years. For a more detailed discussion of environmental remediation activities, see Note 15 to the Corporation’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

PRPs, which the Corporation is pursuing as required by agreement and U.S. Government regulation. Any such recoveries, when received, would reduce the allocated amounts to be included in the Corporation’s U.S. Government sales and cost of sales.

Waste remediation contract – In 1994, the Corporation was awarded a $180 million fixed-price contract by the U.S. Department of Energy (DoE) for the design, construction and limited test of remediation facilities, and the remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The DoE, through its management contractor, terminated the Pit 9 contract for default on June 1, 1998. The DoE’s lawsuit, together with the Corporation’s counterclaims, were tried in the U.S. District Court in Pocatello, Idaho from August through November 2003. At trial, the DoE sought damages and interest totaling approximately $100 million. The Corporation sought to overturn the termination for default and damages of approximately $270 million. The matter was submitted to the trial court for decision in March 2004. The Corporation has assumed that it will recover some portion of its costs, which are recorded in inventories, based on its estimate of the probable outcome of the case. It is not possible to predict the outcome of the lawsuit with certainty. The court may award damages to either party in the full amount it sought at trial or in some lesser amount. The Corporation is waiting for the court to render a decision. The final resolution of the lawsuit will likely depend upon the outcome of further proceedings and possible negotiations with the DoE.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The results of operations of the Corporation’s segments only include pension expense as determined and funded in accordance with CAS rules.

Selected Financial Data by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Net sales
Aeronautics	$2,765	$2,675	$8,780	$7,168
Electronic Systems	2,278	2,234	6,616	6,389
Space Systems	1,434	1,498	4,559	4,570
Integrated Systems & Solutions	966	922	2,836	2,504
Information & Technology Services	991	743	2,760	2,202

Total business segments	8,434	8,072	25,551	22,833
Other	4	6	10	13

Total	$8,438	$8,078	$25,561	$22,846

Operating profit
Aeronautics	$225	$183	$670	$490
Electronic Systems	222	223	644	617
Space Systems	113	95	362	300
Integrated Systems & Solutions	90	75	251	214
Information & Technology Services	73	51	204	150

Total business segments	723	627	2,131	1,771
Unallocated Corporate expense, net	(162)	(199)	(490)	(368)

Total	$561	$428	$1,641	$1,403

Intersegment revenue (a)
Aeronautics	$12	$11	$48	$27
Electronic Systems	138	150	426	388
Space Systems	57	33	154	93
Integrated Systems & Solutions	137	122	397	355
Information & Technology Services	180	190	542	589

Total business segments	524	506	1,567	1,452
Other	26	22	76	60

Total business segments	$550	$528	$1,643	$1,512

(a)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7 – OTHER

On June 26, 2004, the Corporation announced that it had terminated the September 2003 merger agreement, as amended, with The Titan Corporation (Titan), as Titan did not satisfy certain closing conditions on or before June 25, 2004. Under the terms of the amended merger agreement, either party could terminate the merger agreement if Titan either (i) had not obtained written confirmation from the Department of Justice that the investigation of alleged Foreign Corrupt Practices Act (FCPA) violations by Titan was resolved and the Department did not intend to pursue any claims against Titan; or (ii) Titan had not entered into a plea agreement on or prior to June 25, 2004. Titan did not satisfy either requirement.

In the third quarter of 2003, the Corporation completed a tender offer to purchase for cash any and all of its outstanding 7.25% notes due May 15, 2006 and 8.375% debentures due June 15, 2024. The Corporation retired a total principal amount of $720 million of the notes and debentures. In addition, the Corporation repurchased $251 million of outstanding long-term debt in the open market. The Corporation recorded a charge, net of state income tax benefits, totaling $127 million in other income and expenses related to the tender offer and open market purchases. The charge reduced net earnings by $83 million ($0.18 per diluted share). Earlier in 2003, the Corporation issued irrevocable redemption notices for and repaid two issuances of callable debentures totaling $450 million. The Corporation recorded a charge in other income and expenses, net of state income tax benefits, of $19 million related to the early repayment of these two issuances of debt. The charge reduced net earnings for the nine months ended September 30, 2003 by $13 million ($0.03 per diluted share).

In the second quarter of 2003, the Corporation recorded a charge, net of state income tax benefits, of $41 million related to its decision to exit the commercial mail sorting business. The charge, which related primarily to the impairment of assets of the business, reduced net earnings by $27 million ($0.06 per diluted share).

In March 2003, Lockheed Martin paid $130 million to acquire the outstanding borrowings of Space Imaging, LLC, an equity investee, under Space Imaging’s credit facility, and the Corporation’s guarantee of Space Imaging’s borrowings under the credit facility was eliminated. The Corporation reversed, net of state income taxes, approximately $19 million of the charge recorded in 2002 related to its investment in Space Imaging and the guarantee. This gain increased first quarter 2003 net earnings by $13 million ($0.03 per diluted share). The $130 million is included in investing activities on the statement of cash flows for the period ended September 30, 2003.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The components of comprehensive income for the three months and nine months ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In millions)
Net earnings	$307	$217	$894	$709
Other comprehensive income (loss):
Net unrealized gain from available-for-sale investments	1	(3)	7	29
Other	(2)	(6)	1	(19)

	(1)	(9)	8	10

Comprehensive income	$306	$208	$902	$719

The Corporation made federal and foreign income tax payments, net of refunds received, of $280 million and $144 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts are net of capital loss carry-back income tax refunds of $143 million and $136 million, respectively, related to the Corporation’s divestiture activities. The Corporation’s total interest payments were $228 million and $320 million for the nine months ended September 30, 2004 and 2003, respectively.

The Corporation’s short-term investments at September 30, 2004 principally include U.S. Government obligations and corporate debt securities. All short-term investments are classified as available-for-sale and therefore are reported at fair value, generally based on quoted market prices. Unrealized gains and losses are excluded from earnings and included in other comprehensive income, net of income taxes. Certain of the investments have maturity dates that extend beyond one year. However, the Corporation has classified all investments as short-term, as they are available to sell to meet current operating, capital expenditure and debt service requirements, as well as discretionary investment needs.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the unaudited condensed consolidated balance sheet of Lockheed Martin Corporation as of September 30, 2004, and the related unaudited condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2004 and 2003, and the unaudited condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the unaudited condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Corporation’s 2002 adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

October 26, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lockheed Martin Corporation

September 30, 2004

Lockheed Martin Corporation is mainly involved in the research, design, development, manufacture, integration, operation and support of advanced technology systems, products and services. We serve domestic and international defense, civil government and commercial customers. Over 75% of our sales over the past three years have been to agencies of the U.S. Government. Our main areas of focus are in the defense and intelligence, space, homeland security, and government information technology markets.

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

Net sales for the third quarter of 2004 were $8.4 billion, a 4% increase over the third quarter 2003 sales of $8.1 billion. Net sales for the nine months ended September 30, 2004 were $25.6 billion, a 12% increase over the $22.8 billion recorded in the comparable 2003 period. During the quarter and nine months ended September 30, 2004, sales increased from the comparable 2003 periods in all business segments, except Space Systems, where sales declined slightly in each period.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the quarter and nine months ended September 30, 2003, the following items, among other things, were included in “Unallocated Corporate (expense) income, net” (see the related section under “Discussion of Business Segments” below):

•	In the third quarter of 2003, we recognized a loss of $127 million related to the early repayment of $971 million of long-term debt securities.

•	In the second quarter of 2003, we recorded a $41 million charge related to our decision to exit the commercial mail sorting business.

•	In addition to the debt repayment noted above, we recognized a loss of $19 million in the first quarter of 2003 associated with our decision to call and prepay $450 million of debentures originally due in 2023.

•	In the first quarter of 2003, we recognized a gain of $19 million on the partial reversal of a 2002 charge related to the guarantee of our share of Space Imaging, LLC’s credit facility.

On a net basis, these items reduced our net earnings by $83 million ($0.18 per diluted share) and $110 million ($0.24 per diluted share) for the quarter and nine months ended September 30, 2003, respectively. There were no comparable items related to the quarter or nine months ended September 30, 2004.

Operating profit (earnings before interest and taxes) for the third quarter of 2004 was $561 million, an increase of 31% from the $428 million recorded in the comparable 2003 period. Operating profit for the nine months ended September 30, 2004 was $1.6 billion, an increase of 17% from the $1.4 billion recorded in the comparable 2003 period. During the quarter and nine months ended September 30, 2004, operating profit increased from the comparable 2003 periods in all five business segments except Electronic Systems, where there was a slight decline in the third quarter of 2004 when compared to the third quarter of 2003.

Interest expense for the third quarter and nine months ended September 30, 2004 was $109 million and $323 million, respectively, representing a decrease of $8 million and $53 million from the comparable periods in 2003. This was primarily the result of the reduction in our debt portfolio and the favorable impact of having issued $1.0 billion of convertible debentures in August 2003 to replace higher cost debt.

Our effective income tax rate for both the quarter and nine months ended September 30, 2004 was 32.2%. The effective rate for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales. Our effective income tax rates for the quarter and nine months ended September 30, 2003 were 30.2% and 31.0%, respectively. The effective rates for both periods were lower than the statutory rate of 35% primarily due to the effects of tax benefits related to export sales and the realization of tax savings initiatives.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Recently enacted tax legislation has repealed the Extraterritorial Income (ETI) exclusion relating to export sales. Over a transition period beginning with 2005, the new tax rules phase-out the ETI exclusion benefit and provide for a new tax deduction in computing profits from the sale of products manufactured in the United States. The tax benefit we realize from the new legislation is expected to be substantially the same as the benefit we realized under the repealed ETI exclusion. We do not expect that this new legislation will have a material impact on our effective tax rate or deferred tax balances, based on current accounting rules.

Net earnings for the third quarter of 2004 were $307 million ($0.69 per diluted share) compared to $217 million ($0.48 per diluted share) reported in the third quarter of 2003. Net earnings for the nine months ended September 30, 2004 were $894 million ($2.00 per diluted share) compared to $709 million ($1.57 per diluted share) reported in the comparable 2003 period.

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

Aeronautics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
Net sales	$2,765	$2,675	$8,780	$7,168
Operating profit	$225	$183	$670	$490

Net sales for Aeronautics increased by 3% for the quarter and 22% for the nine months ended September 30, 2004 from the 2003 periods. In the quarter, most of the sales growth was attributable to a $70 million increase in Air Mobility as a result of higher volume on C-5 programs. In Combat Aircraft, increased sales due to higher volume on the F-35 and F/A-22 programs offset lower sales volume on F-16 programs. For the nine-month period, a $1.5 billion increase in Combat Aircraft due to higher

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

volume on the F-35, F-16 and F/A-22 programs accounted for the increase in sales. The remaining increase in sales was due to increases in Air Mobility and other programs, primarily as a result of higher C-5 volume.

Segment operating profit increased by 23% for the quarter and 37% for the nine months ended September 30, 2004 from the 2003 periods. In the quarter, Combat Aircraft operating profit increased $30 million primarily as a result of higher volume and improved performance on the F/A-22 program, which more than offset a decline in sales volume on F-16 programs. The remaining increase in operating profit for the quarter was primarily due to profits recognized on the two C-130J aircraft delivered this quarter. For the nine month period, Combat Aircraft operating profit increased $110 million primarily as a result of higher sales volume on the programs discussed above and performance on F/A-22 and other combat aircraft programs. The remaining increase was primarily attributable to profits recognized on C-130J deliveries in 2004. The Corporation began recognizing profits on C-130J deliveries in 2004 (approximately $50 million year-to-date) upon resolution of certain technical aircraft performance risks, manufacturing performance improvements and the achievement of stable production as a result of securing a multi-year contract in 2003.

Electronic Systems

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In millions)
Net sales	$2,278	$2,234	$6,616	$6,389
Operating profit	$222	$223	$644	$617

Net sales for Electronic Systems increased 2% for the quarter and 4% for the nine months ended September 30, 2004 from the 2003 periods. For both the quarter and the nine-month periods, higher volume in Maritime Systems & Sensors (MS2) more than offset slight declines in Missiles & Fire Control (M&FC) and Platform, Training & Transportation Solutions (PT&TS). In MS2, higher volume on surface systems programs accounted for the increased sales. M&FC sales declined primarily due to lower volume on air defense programs.

Segment operating profit decreased nominally for the quarter and increased by 4% for the nine months ended September 30, 2004, compared to the 2003 periods. In the quarter, decreases in operating profit on air defense programs at M&FC and on simulation and training programs at PT&TS offset improved performance on radar and marine programs at MS2. For the year, improved performance on radar programs at MS2 and on fire control programs at M&FC more than offset a decrease in operating profit on simulation and training programs at PT&TS. In both periods, the decrease in operating profit at PT&TS was due to the recording of a $25 million loss provision on certain international simulation and training contracts.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In millions)
Net sales	$1,434	$1,498	$4,559	$4,570
Operating profit	$113	$95	$362	$300

Net sales for Space Systems decreased by 4% for the quarter and nominally for the nine months ended September 30, 2004 from the 2003 periods. For the quarter, sales declined in both Launch Services and Satellites. In Launch Services, a decline in activities on the Titan launch vehicle program was partially offset by an additional Proton launch in 2004. The decrease in Satellites was due to one less commercial satellite delivery, which more than offset higher volume on government satellite programs.

For the nine months ended September 30, 2004, sales decreases in Satellites more than offset increases in Strategic and Defensive Missile Systems (S&DMS) and Launch Services. The decrease in Satellites was due to one less commercial satellite delivery in 2004, which was partially offset by increased volume on government satellite programs. In S&DMS the increase was primarily attributable to fleet ballistic missile programs. The higher volume in Launch Services was due to increases in both Atlas launches (five in 2004 compared to three in 2003) and Proton launches (three in 2004 compared to two in 2003) that more than offset a decline in the Titan launch vehicle program.

Segment operating profit increased by 19% for the quarter and 21% for the nine months ended September 30, 2004, when compared to the 2003 periods. For the quarter, Launch Services operating profit increased due to improved profitability and higher volume in both the Atlas and Proton programs, which more than offset a decline in activities on the Titan launch vehicle program. Satellites’ operating profit decreased due to the absence of a commercial satellite delivery, which was partially offset by improved performance on government satellite programs. In the third quarter of 2003, government satellites operating profit included a $30 million charge related to a handling incident on a NASA satellite program.

For the nine-month period, Launch Services’ operating profit increased primarily due to U.S. Government support of the Atlas program and the benefit resulting from the first quarter termination of a launch vehicle contract by a commercial customer, which more than offset a decline in activities on the Titan launch vehicle program. Satellites’ operating profit declined due to cost growth on a government satellite program and a decline in commercial satellite deliveries.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Integrated Systems & Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In millions)
Net sales	$966	$922	$2,836	$2,504
Operating profit	$90	$75	$251	$214

Net sales for Integrated Systems & Solutions increased by 5% for the quarter and 13% for the nine months ended September 30, 2004 from the 2003 periods. For both the quarter and nine-month periods, a higher volume of intelligence, defense and information assurance activities resulted in increased sales.

Segment operating profit increased by 20% for the quarter and 17% for the nine months ended September 30, 2004 from the comparable 2003 periods. The increases in operating profit for both the quarter and year were primarily attributable to higher volume and performance improvements on the activities described above.

Information &Technology Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In millions)
Net sales	$991	$743	$2,760	$2,202
Operating profit	$73	$51	$204	$150

Net sales for Information & Technology Services increased by 33% for the quarter and 25% for the nine months ended September 30, 2004 from the 2003 periods. For both the quarter and year-to-date periods, the increases in sales were primarily attributable to higher volume in Information Technology. Information Technology’s sales improved due to the net impact of an acquisition and a divestiture, as well as organic growth. The remaining increase in sales was primarily attributable to higher volume in Defense Services in both periods. NASA sales declined in both periods.

Segment operating profit increased by 43% for the quarter and 36% for the nine months ended September 30, 2004 from the 2003 periods. In both periods the operating profit increased mainly due to improvements in Information Technology and Defense Services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In millions)
FAS/CAS pension adjustment	$(148)	$(80)	$(446)	$(220)
Items not considered in segment operating performance	—	(127)	—	(168)
Other, net	(14)	8	(44)	20

	$(162)	$(199)	$(490)	$(368)

The change in “Other, net” between the quarterly and nine-month periods is primarily due to the impact of the increase in our stock price in 2004, which increased our stock-based compensation programs’ obligations, and lower earnings on our equity investments in 2004.

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)
FAS 87 expense	$(222)	$(128)	$(665)	$(353)
CAS cost	(74)	(48)	(219)	(133)

FAS/CAS pension adjustment – expense	$(148)	$(80)	$(446)	$(220)

The increases in the FAS 87 expense and the CAS cost amounts in 2004 compared to 2003 are consistent with our expectations based on the assumptions we used in computing these amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2003 Annual Report on Form 10-K under the caption “Critical Accounting Policies.” Under the current assumptions, we would expect the FAS 87 expense for 2005 to increase slightly over 2004 amounts. We do not expect to finalize the assumptions related to 2005 expense until the end of this year. Any changes to the current assumptions could further impact the 2005 expense. We currently expect our 2005 CAS cost to increase substantially over 2004 amounts; however, our 2005 funding requirement will be mitigated in large part by the $380 million discretionary prepayment made to the defined benefit pension plans’ trust in 2004.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

LIQUIDITY AND CASH FLOWS

We have established strategic cash deployment objectives to help ensure that we keep a focus toward growing our core business and increasing shareholder value, and that we are in a position to take advantage of opportunities when they arise. These objectives include internal investment in our business (e.g., capital expenditures, independent research and development), debt reduction, acquisitions of businesses that will complement our core products and services, share repurchases, and increases in dividends. The following discussion highlights activities through the third quarter of 2004 that support these objectives.

Operating Activities

Our operating cash flow continues to be the primary source of funds for financing our activities. Cash from operations amounted to $2.8 billion during the nine-months ended September 30, 2004 and $1.7 billion during the comparable 2003 period. Our earnings, adjusted for non-cash items such as depreciation and amortization, as well as working capital improvements, were the driving forces behind the cash flows during the nine-months ended September 30, 2004. In the third quarter of 2004, we made a $400 million contribution to our defined benefit pension plans’ trust that reduced our cash from operations. Of the total contribution, $380 million represented a discretionary prepayment that will reduce our cash funding requirements for 2005. Also during the nine-months ended September 30, 2004, we made income tax payments of $423 million and received a $143 million capital loss carry-back income tax refund. During the nine-months ended September 30, 2003, our income tax payments amounted to $280 million and we received a capital loss carry-back income tax refund of $136 million. Our cash flow from working capital has improved in 2004 when compared to the prior year. We attribute this to our continued discipline in managing our cash conversion cycle, including the negotiation of performance-based progress payment or advance payment terms in our contracts, inventory management, and billing and collection activities. We expect cash from operations to continue to be strong.

Investing Activities

Capital expenditures– Capital expenditures for property, plant and equipment amounted to $393 million during the nine-months ended September 30, 2004 and $367 million during the comparable 2003 period. We expect a higher level of capital expenditures in 2004 versus 2003 consistent with the expected growth in our business.

Acquisitions, divestitures and other activities – We selectively identify businesses for potential acquisition and divestiture. During the nine-months ended September 30, 2003, we paid $130 million associated with our investment in Space Imaging, LLC (see the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

related discussion in Note 7 – “Other”) and $80 million associated with acquisitions of government IT businesses. During the nine-months ended September 30, 2004, in anticipation of our acquisition of The Titan Corporation, we liquidated $240 million from short-term investments to cash; however we terminated the merger agreement with Titan in June 2004 (see Note 7). In the third quarter of 2004 we purchased $87 million of short-term investments.

In August 2004, Intelsat, Ltd. announced that it had entered into a definitive agreement for the sale of the company to Zeus Holdings Limited for $18.75 per share. We own 40.1 million shares of Intelsat. At this value, the transaction is not expected to have a material impact on our net earnings; however, we would expect to receive after-tax proceeds of about $680 million. The transaction is subject to regulatory approvals and other closing conditions, and is expected to close in the fourth quarter of this year or early in 2005.

In June 2004, New Skies Satellites, N.V. announced that it signed a definitive agreement for the sale of the company to an affiliate of The Blackstone Group for $956 million in cash, or approximately $7.96 per diluted share. We own 18.6 million shares of New Skies. At this transaction value, we would recognize an after-tax gain of approximately $60 million ($0.13 per diluted share) and receive after-tax proceeds of about $150 million. The transaction is subject to regulatory approvals and other closing conditions, and is expected to close in the fourth quarter of this year or early in 2005.

Intelsat, in which we hold a 25% interest, as well as Inmarsat Holdings, Ltd., in which we hold a 14% interest, are subject to regulation by the Federal Communications Commission (FCC). In addition, the Open-Market Reorganization for the Betterment of International Telecommunications Act (the ORBIT Act), passed by Congress in 2000, established deadlines for Intelsat and Inmarsat to privatize and complete initial public offerings in a pro-competitive manner. In October 2004, Congress passed an amendment to the ORBIT Act that allows both Intelsat and Inmarsat to comply with the ORBIT Act requirement through either an initial public offering or an alternate means with the approval of the FCC.

In May 2004, we announced an agreement to sell our COMSAT General business to Intelsat, Ltd. The purchase price is $90 million in cash. The transaction is expected to close in the fourth quarter of this year and is not expected to have a material impact on net earnings.

Financing Activities

Issuance and repayment of long-term debt– Cash provided from operations has been our principal source of funds to reduce our long-term debt. We used $137 million during the nine-months ended September 30, 2004 and $764 million in the comparable 2003 period for scheduled repayments of debt maturities. Also, during the nine-months ended

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

September 30, 2003, we issued $1.0 billion of floating rate convertible senior debentures that bear interest at three-month LIBOR less 25 basis points, reset quarterly (the interest rate on this debt at September 30, 2004 was 1.46%). We used the proceeds from that issuance, along with cash provided by operations, to repay $1,421 million of debt in advance of its maturity and retire other high cost debt. We used $175 million of cash for debt issuance and repayment costs to complete those transactions. Interest rates on the debt we retired early ranged from 7.25% to 8.375%.

Share dividends and repurchases –Shareholders were paid dividends of $294 million during the nine-months ended September 30, 2004 compared to $163 million during the comparable 2003 period. We paid quarterly dividends of $0.22 per share during the nine-months ended September 30, 2004 compared to quarterly dividends of $0.12 per share during the same period in 2003. In September, the Corporation increased its regular quarterly dividend on common stock to $0.25 per share. The dividend is payable December 30, 2004 to holders of record on December 1, 2004.

We have a share repurchase program in place for the repurchase of up to 43 million shares of our common stock from time-to-time at management’s discretion. At September 30, 2004, a total of 21.9 million shares may be repurchased in the future under the program. During the first nine months of 2004, we repurchased 9.3 million shares of our common stock for $465 million. During the comparable period of 2003, we repurchased 6.3 million shares of our stock for $279 million. See Part II, Item 2 of this Form 10-Q, on page 35, for additional information regarding the repurchase of shares during the quarter ended September 30, 2004.

As part of our stock repurchase program, we may from time-to-time enter into structured stock repurchase transactions with financial institutions. These agreements generally require us to make an up-front cash payment in exchange for the right to receive shares of our common stock or cash at the expiration of the agreement, dependent upon the closing price of our common stock at the maturity date. We entered into two such transactions during the third quarter of 2004 which, in the aggregate, required up-front cash payments totaling $100 million. Based on the closing price of our common stock on the maturity date of the agreements, the transactions resulted in our receiving cash payments, and therefore did not result in the repurchase of any shares of our common stock. The impact of the two transactions was not material to our earnings, cash flows or financial position. There were no such transactions outstanding at September 30, 2004.

CAPITAL RESOURCES

At September 30, 2004, our total long-term debt amounted to $6.1 billion, a decrease of $138 million from $6.2 billion at December 31, 2003, which was mainly attributable to scheduled debt maturities. Our long-term debt is mainly in the form of publicly issued notes and debentures. The majority of our long-term debt bears interest at fixed rates. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. We improved our debt-to-total capital ratio from 48% at December 31, 2003 to 46% at September 30, 2004. We held cash and cash equivalents of approximately $2.8 billion and short-term debt investments of $87 million at September 30, 2004.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our stockholders’ equity amounted to $7.2 billion at September 30, 2004, an increase of about $484 million from December 31, 2003. Net earnings and stock plan activities more than offset our repurchases of common stock and payment of dividends.

At September 30, 2004, we had in place a $1.5 billion revolving credit facility which expires in July 2009, and a $500 million revolving credit facility which expires in July 2005. There were no borrowings outstanding under either facility at that date.

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

On October 25, 2004, we announced tender offers to purchase any and all of our outstanding 7.70% Notes due June 15, 2008 and an amount of our outstanding 8.20% Notes due December 1, 2009 such that the total repurchased principal would be up to $850 million. Prior to the commencement of the tender offer, there was $391 million of the 7.70% Notes outstanding and $993 million of the 8.20% Notes outstanding. If we repurchase $850 million of the debt securities, we would expect to record an after-tax charge for early repayment of debt in the fourth quarter of 2004, currently estimated to be approximately $90 million ($0.20 per diluted share), and expect a reduction of our interest expense in future periods, currently estimated to be approximately $75 million annually ($45 million after-tax, or $0.10 per diluted share). The exact amount of the charge and the reduction in interest expense will not be determined until the tender offers have been completed, and will depend on the amount of debt tendered and the aggregate purchase price for the bonds. We intend to use existing cash to repay the debt.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

ADVANCES TO RUSSIAN MANUFACTURERS

Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture we have with two Russian government-owned space firms, has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. Atlas and Proton launch services are marketed around the world through International Launch Services (ILS), a joint venture between Lockheed Martin and LKEI. We consolidate the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest. Contracts for launch services usually require substantial advances from the customer before the launch. Advances received from customers for Proton launch services not yet provided totaled $317 million at September 30, 2004 and $250 million at December 31, 2003, and were included as a liability on our balance sheet in the caption “Customer advances and amounts in excess of costs incurred.”

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at September 30, 2004 and December 31, 2003, net of reserves, were $304 million and $327 million, respectively. Our ability to realize these amounts may be affected by the continuing overcapacity in the launch vehicle market, Khrunichev’s ability to provide the launch services and the political environment in Russia. Through September 2004, launch services through LKEI and ILS have been provided according to contract terms.

OTHER MATTERS

The Financial Accounting Standards Board has issued a proposed standard related to Share-Based Payments that, upon implementation, would adversely impact our net earnings and earnings per share, but would not be expected to impact our cash from operations. The proposed standard would require stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value. While many technical issues are yet to be resolved, including the selection and use of an appropriate valuation model, information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

earnings per share for the quarter and nine months ended September 30, 2004 (which may differ from the ultimate impact of the proposed new standard) can be found in Note 2 to the financial statements in this Form 10-Q.

The Emerging Issues Task Force recently approved new rules which could require that the dilutive effect of contingently convertible debt instruments, such as the $1.0 billion of floating rate convertible debentures we issued in 2003, be reflected in our calculation of diluted earnings per share. Previous rules provided for the exclusion of the effect of such instruments until the contingency had been satisfied. The new rules are expected to become effective at December 31, 2004. Our floating rate convertible debentures are convertible by holders into shares of our common stock on a contingent basis under the circumstances described in the indenture. Under the terms of our indenture, upon conversion, we have the right to deliver, in lieu of common stock, cash or a combination of cash and common stock. If the entire principal amount of the floating rate convertible debentures were included in the calculation of our average shares outstanding as of September 30, 2004, an additional 13.2 million shares would have been added to the calculation disclosed in Note 2. We also have the ability to amend the indenture to eliminate the right to settle the principal amount in common stock under certain circumstances. If we were to amend our indenture in this manner, we do not believe that the new rules would have any effect on the calculation of our average shares outstanding until the conversion price is exceeded.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law in December 2003. Under the new law, Medicare will provide a prescription drug benefit beginning in 2006. The Act also provides for a federal subsidy to eligible sponsors of retiree health care benefits. The Financial Accounting Standards Board decided to allow companies to defer recognition of the impact of the new law on the benefit obligations they provide their retirees, which we elected to do. Accordingly, the accumulated postretirement benefit obligation (APBO) for our retiree health care benefits, as well as the net periodic postretirement benefit cost, included in our financial statements do not reflect the effects of the Act. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act,” which provides specific authoritative guidance on the accounting for the federal subsidy. Proposed regulations have been issued recently that were intended to clarify eligibility requirements for the subsidy, how some of the key provisions of the Act will be applied and administered, and how the Act will impact the prescription drug benefits that we provide our retirees. Based on current estimates and pending finalization of the regulations related to the Act, we do not expect the effects of the Act will have a material impact on our net earnings, financial position or cash flows, and therefore remeasurement of the APBO prior to our plan measurement date of December 31, 2004 is not required. We do expect a reduction in our APBO and net periodic postretirement benefits cost upon remeasurement of the APBO at December 31, 2004.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our independent auditor, Ernst & Young LLP (E&Y) recently notified the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board and the Audit and Ethics Committee of our Board of Directors that certain non-audit services E&Y performed in China and Taiwan for a number of public companies, including Lockheed Martin, have raised questions regarding E&Y’s independence in its performance of audit services. With respect to Lockheed Martin, E&Y performed tax calculation and preparation services for certain of our employees located in China and Taiwan, as well as accounting assistance for one of our small, representative offices. As part of the tax filings, affiliates of E&Y made payments of the relevant taxes on behalf of the Corporation. The payment of those taxes involved handling of the Corporation’s funds, which is not permitted under SEC auditor independence rules. These actions by affiliates of E&Y have been discontinued, and both the amount of the taxes and the fees paid to E&Y in connection with these services are de minimis.

The Audit and Ethics Committee and E&Y discussed E&Y’s independence with respect to the Corporation in light of the foregoing facts. E&Y informed the Audit and Ethics Committee that it does not believe that the holding and paying of those funds or the accounting services provided impaired E&Y’s independence with respect to Lockheed Martin. The Corporation, based on its own review, is not aware of any additional non-audit services that may compromise E&Y’s independence in performing audit services for the Corporation.

Lockheed Martin Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating rate long-term debt. The majority of our long-term debt obligations are not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates; however, at the end of the third quarter of 2004, we had no such agreements in place.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates. These contracts are designated as qualifying hedges of the cash flows associated with firm commitments or specific anticipated transactions, and related gains and losses on the contracts, to the extent they are effective hedges, are recognized in income when the hedged transaction occurs. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At September 30, 2004, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. We do not hold or issue derivative financial instruments for trading purposes.

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

At September 30, 2004, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are “forward-looking statements” are based on Lockheed Martin’s current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to terrorist threats and improve homeland security); the impact of continued hostilities in Iraq on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; performance issues with key suppliers, subcontractors and customers; cost reduction and productivity efforts; changes in assumptions included in program estimates at complete; financial market and other changes that may impact pension plan assumptions; the results of the Corporation’s announced debt tender offers; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of investments, goodwill or other long-term assets; the future impact of legislation, or changes in accounting or tax rules or pronouncements; the future impact of acquisitions, divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits; and environmental remediation efforts); the competitive environment for defense and information technology products and services; and economic, business and political conditions domestically and internationally.

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For further information regarding risks and uncertainties associated with our business, please see our Securities and Exchange Commission filings including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and Forward-Looking Statements” on pages 20 through 21 and pages 23 through 30, respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003; “Note 4 – Postretirement Benefit Plans” and “Note 5 – Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 9 through 10 and pages 10 through 11, respectively, of this Form 10-Q; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 29 of this Form 10-Q; and Part II – Item 1, “Legal Proceedings” on pages 33 through 35 of this Form 10-Q.

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

As previously reported, in 1994, we were awarded a $180 million fixed-price contract by the DoE for the design, construction and limited test of remediation facilities, and the remediation of waste found in Pit 9, located on the Idaho National Engineering and Environmental Laboratory reservation. The DoE, through Lockheed Martin Idaho Technologies Company, its management contractor, terminated the Pit 9 contract for

Lockheed Martin Corporation

default on June 1, 1998. The DoE lawsuit, together with our counterclaims, were tried in the U.S. District Court in Pocatello, Idaho from August through November 2003. At trial, the DoE sought damages and interest totaling approximately $100 million. We sought to overturn the termination for default and damages of approximately $270 million. The matter was submitted to the trial court for decision in March 2004. We have assumed that we will recover some portion of our costs, which are recorded in inventory, based on our estimate of the outcome of the case. It is not possible to predict the outcome of the lawsuit with certainty. The court may award damages to either party in the full amount it sought at trial or in some lesser amount. We are waiting for the court to render a decision. The final resolution of the lawsuit will likely depend upon the outcome of further proceedings and possible negotiations with the DoE.

As previously reported, we filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against The Boeing Company and various individuals. On May 24, 2004, we filed an amended and supplemental complaint, which alleges that the defendants solicited, acquired and used our proprietary information during the competition for awards under the U.S. Air Force’s EELV program and others in violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act, and other Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on our purported disclosure to the Air Force and the government of Boeing’s possession and use of our documents in the EELV and other competitions. We believe that the counterclaim is without merit and moved to dismiss it.

As previously reported, on February 6, 2004, we submitted a certified contract claim to the United States seeking contractual indemnity for remediation and litigation costs (past and future) associated with the Redlands site. On August 31, 2004, the United States denied the claim. We are reviewing the decision and considering an appeal.

As previously reported, nine lawsuits have been filed against the Corporation as a result of a shooting incident in July 2003 at the Corporation’s aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven employees of the company and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision and intentional infliction of emotional distress. In addition, four of the actions in federal court allege racial or gender discrimination. It is the Corporation’s position that the claims are without merit. On August 16, 2004, the U.S. District Court denied the Corporation’s motion to dismiss one of the lawsuits, ruling that the lawsuit was not barred by the exclusivity provisions of the Mississippi worker’s compensation statute. We have requested that the court reconsider its ruling or, in the alternative, certify an interlocutory appeal to the United States Court of Appeals for the Fifth Circuit.

Lockheed Martin Corporation

In addition, as previously reported, subsequent to the shooting, 21 charges of race-related discrimination, one charge of sexual discrimination and one disability-related charge were filed by employees with the offices of the Equal Employment Opportunity Commission (EEOC). The Jackson, Mississippi EEOC office has issued determination letters for the race-related discrimination charges finding that there is reasonable cause to believe that the African American employees were racially harassed and subject to a racially hostile work environment. If conciliation of these cases is unsuccessful, the EEOC can either issue right to sue letters allowing the complainants to pursue private litigation (which many have already filed) or the EEOC may elect to file suit or attempt to join pending litigation on behalf of the employees.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended September 30, 2004 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
July 2004	—	$—	—	25,490,300
August 2004	2,957,600	53.43	2,957,600	22,532,700
September 2004	593,000	54.22	593,000	21,939,700

(1)	The Corporation repurchased a total of 3,550,600 shares of its common stock during the quarter ended September 30, 2004 under a share repurchase program that it announced in October 2002.

(2)	The Corporation’s Board of Directors has approved a share repurchase program for the repurchase of up to 43 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Lockheed Martin Corporation

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein

Exhibit 10.2	364-Day Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein

Exhibit 10.3	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan

Exhibit 10.4	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2004

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

(b)	Reports on Form 8-K filed in the third quarter of 2004.

1.	Current report on Form 8-K filed on July 27, 2004.

The Corporation furnished information contained in its press release dated July 27, 2004 related to the Corporation’s financial results for quarter ended June 30, 2004.

2.	Current report on Form 8-K filed on September 2, 2004.

The Corporation filed information concerning the retirement of Vance D. Coffman, Chairman of Lockheed Martin Corporation, as an employee of the Corporation effective September 1, 2004.

Lockheed Martin Corporation

(c)	Reports on Form 8-K filed subsequent to the third quarter of 2004.

1.	Current report on Form 8-K filed on October 26, 2004.

The Corporation furnished information contained in its press release dated October 26, 2004 related to the Corporation’s financial results for quarter ended September 30, 2004 and filed information contained in its press release dated October 25, 2004 announcing that it was commencing cash tender offers for two series of its outstanding debt.

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date:	October 28, 2004	by:	/s/ Rajeev Bhalla
Rajeev Bhalla
Vice President and Controller
(Chief Accounting Officer)