Form 10-K
period 2004-12-31
LOCKHEED MARTIN CORP
filed 2005-02-28
CIK 936468

Filed February 28, 2005

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Approximately $23 billion as of June 30, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 441,141,338 shares outstanding as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2005 Definitive Proxy Statement are incorporated by reference in Part III of this Form  10-K.

PART I

ITEM 1.	BUSINESS

General

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems, products and services. We serve customers in domestic and international defense and civil markets, with our principal customers being agencies of the U.S. Government. We are a Maryland corporation.

In 2004, approximately 80% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Approximately 16% of our net sales in 2004 were made to foreign governments (including foreign military sales). Approximately 4% of our net sales in 2004 were made to commercial customers (mainly launch services and satellites).

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

Business Segments

We operate in five principal business segments: Aeronautics; Electronic Systems; Space Systems; Integrated Systems & Solutions (IS&S); and Information & Technology Services (I&TS). For more information concerning our segment presentation, see Note 15 - Information on Business Segments beginning on page 77 of this Form 10-K. A brief description of each of our five business segments follows:

Aeronautics – Engaged in the design, research and development, systems integration, production, support and upgrade of advanced military aircraft and related technologies. Our customers include the military services of the United States and allied countries throughout the world. Major products and programs include the F-16 multi-role fighter, F/A-22 air dominance, attack and multi-mission combat aircraft, F-35 Joint Strike Fighter, C-130J tactical airlift aircraft, C-5 strategic airlift aircraft, and support for the F-117 stealth fighter and special mission and reconnaissance aircraft (e.g. P-3 Orion, S-3 Viking and U-2). We also produce major components for the F-2 fighter and are a co-developer of the C-27J tactical transport and T-50 advanced jet trainer.

Electronic Systems – Engaged in the design, research, development, integration and production of high performance systems for undersea, shipboard, land and airborne applications. Major product lines include: missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; systems integration and program management for fixed and rotary-wing aircraft systems; radars; platform integration systems; homeland security systems; surveillance and reconnaissance systems; advanced aviation management; security and information technology solutions; simulation and training systems; and postal automation systems.

Space Systems – Engaged in the design, research, development, engineering and production of satellites, strategic and defensive missile systems and launch services. The satellite product line includes both government and commercial satellites. Strategic and defensive missile systems include airborne and missile defense technologies and fleet ballistic missiles. Launch services include launches on Atlas, Proton and Titan launch vehicles, and also include the Space Shuttle’s external tank. In addition, the segment has investments in joint ventures that are principally engaged in businesses that complement and enhance other activities of the segment.

Integrated Systems & Solutions – Engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) activities of the U.S. Department of Defense (DoD), intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life-cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in space, air and ground systems. IS&S serves as the Corporation’s focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, software development, and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling, simulation and large-scale systems integration. In that role, IS&S operates the Center for Innovation, a newly established facility for modeling and simulation.

Information & Technology Services – Engaged in a wide array of information technology (IT), IT-related, and other technology services to federal agencies and other customers. Major product lines include: information technology integration and management; enterprise solutions; application development, maintenance, and consulting for strategic programs for the DoD and civil government agencies; aircraft and engine maintenance and modification services; management, operation, maintenance, training and logistics support for military, homeland security and civilian systems; launch, mission and analysis services for military, classified and commercial satellites; engineering, science and information services for the National Aeronautics and Space Administration (NASA); and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Comparative segment revenues, operating profits and related financial information for 2004, 2003, and 2002 are provided in Note 15 - Information on Business Segments on page 77 of this Form 10-K.

Aeronautics

Aeronautics designs, develops, researches, integrates, produces, upgrades and supports advanced military fighter and airlift aircraft and related technologies. In 2004, Aeronautics’ net sales of $11.8 billion represented 33% of our total net sales. Aeronautics’ major lines of business and the percentage that each contributed to Aeronautics’ 2004 net sales are:

Our Combat Aircraft business designs, develops, produces and provides systems support for fighter/attack aircraft. Our major fighter/attack aircraft programs include:

•	F-16 “Fighting Falcon” - a low-cost, multi-role fighter

•	F-35 “Joint Strike Fighter” - the next generation, stealth multi-role fighter

•	F/A-22 “Raptor” - an air dominance, attack and multi-mission stealth fighter

We are the prime contractor on the F-16 “Fighting Falcon” multi-role tactical fighter aircraft and continue to provide upgrades for the U.S. Air Force and our international customers. Since the program’s inception, over 4,200 F-16s have been delivered worldwide. The F-16 program has posted over 25 years of continuous production deliveries. To date, the F-16 has been selected by 24 countries. Multi-role capability improvements have been incorporated into new production aircraft as well as modification programs for in-service assets. Air-to-air and precision attack capabilities have benefited from the inclusion of new systems, sensors and weapons. Advanced electronic warfare systems have improved survivability. New fuel tank configurations have increased range and endurance. Enhanced engines have increased aircraft performance and improved supportability. Advanced communication links have enabled the F-16 to become a player in network-centric warfare. In 2004, 83 F-16 aircraft were delivered worldwide. Our firm backlog of 205 F-16 aircraft at year end is expected to continue production deliveries into 2008.

For the next generation F-35 “Joint Strike Fighter,” the United States, United Kingdom, Netherlands, Italy, Canada, Denmark, Norway, Turkey and Australia are working together to design, test and build a “family of aircraft” to meet their joint and coalition requirements. Israel and Singapore also have signed onto the program as security cooperation participants. Our F-35’s multiple-variant design will include a conventional takeoff and landing variant (CTOL), a carrier-based variant and a short takeoff and vertical landing variant (STOVL). The F-35 is designed to be an affordable, superior multi-role, stealth aircraft offering improvements in lethality, survivability and supportability over existing allied multi-role aircraft. The F-35 is planned to replace the F-16 and A-10 for the U.S. Air Force, the F/A-18 for the U.S. Navy, the AV-8B and F/A-18 for the U.S. Marines, and the Harrier jet for the U.K. Royal Air Force and Navy.

Aeronautics was awarded the System Development and Demonstration (SDD) contract for the F-35 in the fourth quarter of 2001. Calendar year 2004 marked the third full year of performance on the contract. During 2004, the program initiated a weight reduction effort focusing on the STOVL aircraft. Approximately 3,000 pounds were removed from the STOVL aircraft design and significant weight-savings were applied to the other two variant configurations. The Defense Acquisition Board met in October 2004 and approved a revised program plan reflecting the STOVL redesign effort, revised costs and an extended base-line schedule. The revised plan retains the original sequence of first flights for the three variants. The first CTOL aircraft, which is planned as a non-optimized design to test airworthiness and systems evaluation is currently in production and is scheduled for first flight in 2006. This will be followed by the planned first flights of the optimized aircraft including the STOVL in 2007, CTOL in 2008 and the carrier variant in 2009. Given the size of the F-35 program, we anticipate that there will be a number of studies related to the program and production quantities over time as part of the normal DoD and Congressional budgeting process.

We are the team leader for the F/A-22 “Raptor.” The F/A-22 is an air-dominance, attack and multi-mission stealth combat aircraft with improved capabilities over current U.S. Air Force aircraft, including enhanced maneuverability, stealth, super-cruise speed and advanced integrated avionics that enable it to attack critical air and surface targets to gain and maintain air superiority against air-to-air and ground-to-air threats. The program is in low-rate production. In 2004, 15 F/A-22s were delivered, including the final six Production Lot 1 aircraft and the first nine Production Lot 2 aircraft. During 2004, we received contract awards for Production Lot 4 (22 aircraft) and advanced procurement funding for Production Lot 5. In April 2004, the program entered into the Initial Operational Test and Evaluation (IOT&E) phase. In February of 2005, the U.S. Air Force confirmed that IOT&E is complete. The U.S. Air Force concluded that the F/A-22 Raptor demonstrated overwhelmingly effective warfighting capability and met or exceeded performance expectations in altitude, speed, maneuverability and survivability. In the area of suitability, which measures the degree to which a system can be sustained in the field, the U.S. Air Force rated the F/A-22 potentially suitable, because it met interim milestones but did not meet all requirements for operational use. We plan to work closely with the U.S. Air Force with a goal of ensuring that the F/A-22 is prepared for initial operational capability by the end of 2005.

The F/A-22 program was funded at $4.72 billion (99.2% of the President’s budget request) in the fiscal year 2005 appropriations bill signed into law on August 5, 2004. That amount represents total program funding and does not reflect our expected sales under the F/A-22 contracts with the U.S. Air Force for the year. The 2005 fiscal year funding covers completion of the F/A-22 engineering, manufacturing and development contract phase, post-production modifications, squadron operational costs, advanced procurement funding for Production Lot 6, and production of up to 24 F/A-22s in Production Lot 5.

As has been widely reported, the President’s budget request for fiscal year 2006 and budget plan for subsequent years proposes reductions in funding for a number of existing defense programs in which Lockheed Martin participates, including termination of the Joint Common Missile system (see Electronics discussion below) in 2006 and reduction or termination in out-years of the F/A-22 and C-130J programs. We are participating in and monitoring discussions regarding these proposals, but are unable to predict the extent to which they will be approved as part of the 2006 or subsequent budgets approved by Congress. In the same context, we cannot predict whether the proposals and potential changes in the priorities that they reflect will afford new or additional opportunities for Lockheed Martin in terms of existing, follow-on or replacement programs. Therefore, it is difficult to accurately assess what impact the proposals will have on our business going forward until more is known, including whether we would have to close existing manufacturing facilities or incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding. In this section of the 10-K (Item 1- Business), we have focused our discussion on how our business was developed and conducted in 2004. We address budget, funding and other trends affecting our business and industry in the Management’s Discussion and Analysis – “Industry Considerations” section at pages 30 through 34 and in “Risk Factors and Forward-Looking Statements” at pages 16 through 20 of this report. As a result, we have not attempted to identify each program that may be subject to a current budget proposal and have chosen not to include duplicate text or multiple cross-references to that discussion throughout this section.

Our goal is to continue to work with our customers and suppliers, through cost-saving, efficiency and technology initiatives, to maximize the number of F/A-22s that can be purchased and to provide the best-value solutions for the budget allocated. We also plan to continue to structure our businesses and deploy our resources, so that we can compete effectively for opportunities that may result from assessment of troop transformational requirements, budgetary constraints or changes in priorities in the nation’s defense, homeland security and information technology needs.

In Air Mobility, we design, develop, produce and provide full system support of tactical and strategic airlift and cargo aircraft. The
C-130J is an advanced technology tactical transport aircraft offering improved performance and reliability and reduced operating and support cost over prior C-130 models. The C-130 is designed primarily to support the military mission of tactical combat transport. It also is a multi-mission platform that has been purchased in support of electronic combat, weather reconnaissance, sea surveillance and as an aerial tanker. The year 2004 marked the 50th anniversary of the first flight of the C-130 prototype. Since that first flight, more than 2,270 C-130 “Hercules” aircraft of all types in more than 70 different variants have been produced on the Marietta, Georgia production line (the longest active military-aircraft production line in history). Today, 67 countries fly the C-130.

The C-130J is the latest model and incorporates state-of-the-art cockpit and avionics, a more powerful and efficient propulsion system and other innovations into a proven, mission-tested airframe. In 2004, we began recording profits on the C-130J program. For the year, we delivered 13 C-130Js including the first two KC-130J aircraft to the U.S. Marine Corps under a multi-year production contract signed in 2003. A total of 180 C-130Js have been ordered and 120 have been delivered through 2004. In the United States, U.S. Air Force Reserve Command and Air National Guard units fly C-130Js. The U.S. Marine Corps operates KC-130J tankers and the Coast Guard flies the HC-130J. International C-130J operators include the U.K. Royal Air Force, Royal Australian Air Force, Italian Air Force, and the Royal Danish Air Force, all of which have recently operated, or are currently operating, deployed C-130J aircraft in Southwest Asia. A multi-national C-130 force also has been deployed for tsunami relief in South Asia.

Other Air Mobility programs include the C-5 aircraft modernization and the C-27J. For the C-5 aircraft, we are involved in avionics modernization, reliability enhancement and re-engining programs for the U.S. Air Force. The C-27J is a medium size and range military transport aircraft. We provide avionics, propulsion systems and support to Alenia Aeronautica and are currently performing on contracts with the Italian and Greek Air Forces. First flight of the first C-27J production aircraft sold to the Greek Air Force occurred in December 2004. Delivery of the first C-27J to Greece is scheduled to occur in 2005.

In addition, we participate in the joint Japan/U.S. production of the F-2 fighter aircraft. We are a co-developer of the T-50 supersonic jet trainer aircraft for Korea. We also provide sustaining engineering, modifications and upgrades for existing aircraft that we manufactured, including the F-117, P-3, S-3 and U-2 reconnaissance aircraft.

In our Aeronautical Research & Development business, we are involved in advanced development programs and advanced design and rapid prototype applications. Our Advanced Development Program organization has made unmanned air vehicles (UAVs) and unmanned combat air vehicles (UCAVs) one focus of their efforts, and is actively developing the operational concepts as well as enabling technologies to provide these assets to the DoD in a cost effective manner.

We are a major competitor in combat aircraft, air mobility and military aircraft research & development throughout the world. Unlike commercial aircraft, military aircraft are subject to a wide variety of U.S. Government controls (e.g., export restrictions, market access, technology transfer and contracting practices). While a variety of factors determine the results of different competitions, price is a major determinant, as is past performance and customer confidence. Other critical factors are technical capabilities, release of technology, prior purchase experience, financing and total cost of ownership. In many cases internationally, the relationship with the U.S. and industrial cooperation programs are also important factors in determining the outcome of competitions. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements. As a result, we have undertaken foreign offset requirements as part of securing some international business.

With respect to military aircraft, we compete with both domestic and international companies. Some or all of these companies are competing, or preparing to compete, for unmanned military aircraft sales. Our military aircraft programs also face potential competition from the application of derivatives of commercial aircraft to missions that require large aircraft and the application of unmanned vehicles to missions that are now served by tactical-bomber capabilities.

With respect to tactical fighters, the F-16 remains a formidable competitor, especially on the basis of price and the continuing ability to update its capabilities with changes in sensor and weapons systems. The F-35 is envisioned to be a cornerstone of future defense capability and is planned to replace several existing multi-role fighters currently in production for the U.S. and its allied partners. Due to the number of governments that have signed up to participate in the system development and demonstration phase, we anticipate that significant international demand could develop for the F-35. The F/A-22 is designed to satisfy the long-range weapon delivery needs of our customers while providing the air-dominance, strike and multi-mission stealth combat capabilities needed for conventional military operations. Given its air-dominance mission role and current export restrictions, we do not anticipate making foreign sales of the F/A-22 in the near term.

Although U.S. sales have historically been the major driver for product design and development activities for military combat and transport aircraft, there has been somewhat of a change over the years with international customers being willing to fund military aircraft research and development programs in cooperation with U.S. defense contractors. Examples of joint international development programs include the F-35 program currently with nine countries participating, the F-16 Block 60 program with the United Arab Emirates, the T-50 trainer aircraft program with Korea Aerospace Industries, the F-2 fighter program with Mitsubishi Heavy Industries of Japan, and the C-27J airlift aircraft program with Alenia Aeronautica of Italy.

Transport aircraft sales are driven by the need to maintain or replace large numbers of aircraft for which maintenance costs have been increasing and by high development costs for new replacement aircraft. In most cases, the choice has been to modernize and update the available aircraft. In some mission segments, new commercial aircraft derivatives may make suitable replacement platforms and may be the final choice. In other cases, existing platforms may perform the job more capably if modernized.

The segment is dependent on the U.S. military and international governments as customers. In 2004, U.S. Government customers accounted for about two-thirds of the segment’s net sales.

Electronic Systems

Our Electronic Systems segment has several lines of business that mainly are engaged in U.S. defense work. Electronic Systems serves as a lead systems integrator. In 2004, Electronic Systems’ net sales of $9.7 billion represented 27% of our total net sales. Electronic Systems’ three major lines of business and the percentage that each contributed to 2004 net sales are:

Missiles & Fire Control develops and produces land-based, air, and theater missile defense systems, tactical battlefield missiles, electro-optical systems, fire control and sensor systems, and precision-guided weapons and munitions. Maritime Systems & Sensors provides ship systems integration services, surface ship and submarine combat systems, sea-based missile defense systems, sensors, tactical avionics, port traffic management systems and missile launching systems. Our PT&TS business integrates mission-specific applications for fixed and rotary-wing platforms, develops and integrates postal automation and material handling systems, and provides information management solutions for government customers. PT&TS also provides simulation, training and support services, integrates advanced air traffic control systems and develops homeland security systems and products.

Some of Electronic Systems’ significant programs in 2004 included: the Terminal High Altitude Area Defense (THAAD) system; the AEGIS Weapon System; the Patriot Advanced Capability (PAC-3) missile; the Multiple Launch Rocket System (MLRS); and the Apache Electro-Optical Fire Control (AEOFC) system. These top five programs represent less than 30% of Electronic Systems’ sales. The segment has a diverse portfolio of over 1,000 programs. Historically, this diversity has provided a stable backlog and reduced potential risks that can result from reductions in funding or changes in customer priorities.

The THAAD program is a transportable defensive missile system designed to engage targets both inside and outside of the earth’s atmosphere. The THAAD system is comprised of the THAAD battle management/command control, communications and intelligence units, missiles, launchers and ground support equipment. Lockheed Martin began manufacturing the THAAD missile for the test portion of the contract in May 2004. The program currently is in the engineering, manufacturing and development phase.

The AEGIS Weapon System is a fleet defense system and the sea-based element of the U.S. missile defense system. The AEGIS Weapon System is a radar and missile system, integrated with its own command and control system, intended to defend against advanced air, surface and subsurface threats. The AEGIS program encompasses activities in development, production, ship integration and test support for ships at sea. We manufacture major portions of the AEGIS Weapon System for the U.S. Navy. We test and integrate weapon systems for the U.S. Navy’s Ticonderoga Class Cruiser and Arleigh Burke Class destroyer, along with the Kongo Class Destroyer for Japan, the F100 and F102 Class Frigates for Spain, the Fridtjof Nansen Class Frigate for Norway and the KDX Class Destroyer for Korea. In 2004, the AEGIS Weapon System received major upgrades associated with development of an open-systems architecture to allow future spiral development and sea-based missile defense capabilities.

The PAC-3 missile is an advanced defensive missile designed to intercept incoming airborne threats. We were awarded a second production contract in February of 2004 to produce a total of 159 PAC-3 Missiles, which includes 22 PAC-3 Missiles to replenish the Patriot missiles expended during Operation Iraqi Freedom. We received our first international contracts for PAC-3 Missile-related equipment in 2004 through a foreign military sales contract for The Netherlands and a direct sale contract for Japan.

The MLRS program is a fast-reaction, mass-firepower supplement to cannon artillery. MLRS has been in production since 1982 in various configurations. Customers include the U.S. Army, U.S. Marine Corps and the National Guard, as well as several foreign governments. During 2004, we began deliveries under low-rate, initial production contracts for the current configuration of both rockets and launchers. The system can be fired from different launchers and has a global-positioning-system aided, inertial-guidance package integrated on the MLRS extended-range rocket body in addition to technologies that improve maneuverability and further enhance system accuracy.

The AEOFC system provides a new targeting and piloting system to the U.S. Army for Apache helicopter crews, continuing our over 20-year legacy of providing pilot-night vision sensors for the Apache. More than 1,000 legacy sensor systems have been delivered to the U.S. Army and foreign military customers since they were first fielded in 1983. The AEOFC system will replace legacy hardware on the U.S. Army Apache helicopters to provide a modernized sensor for safer flight in day, night and bad weather missions. Our contract was awarded in 2003. The first production units are to be delivered in 2005.

Our Missiles & Fire Control line of business received a number of new contracts and follow-on orders and achieved key program milestones in 2004. We won a contract to develop the Joint Common Missile system, the next generation air-to-ground missile that will be carried on U.S. Armed Forces’ rotary and fixed-wing platforms. Additionally, we received a contract to continue development of a compact kinetic energy missile to serve as the U.S. Army’s next-generation hypervelocity anti-tank weapon, and won two SDD programs to develop ground sensors for the U.S. Army’s Future Combat Systems program. NetFires LLC, a joint venture in which we are a 50% participant, was awarded a contract to produce a non-line-of-sight launch system for the U.S. Army. We participate in a multinational venture that is developing the Medium Extended Air Defense System (MEADS), a mobile air defense system designed to replace Patriot systems in the United States and Germany and Nike Hercules systems in Italy. The venture completed the final system demonstration requirement clearing the way for the MEADS program to enter design and development.

In Maritime Systems and Sensors, the most significant new business order in 2004 was our selection as one of two contractors to complete the final design and construction program to develop a new Littoral Combat Ship (LCS), a naval combatant fast ship designed to maneuver in coastal waters. The U.S. Navy selected and funded us to build the first ship in the new LCS class, which is to be delivered in 2006. We are also on the national team developing the U.S. Navy’s next-generation destroyer, DD(X), receiving a subcontract to support ship systems engineering, command and control, undersea warfare, weapons control and phased array volume search radar efforts. In support of the nation’s seaport security requirements, we have a contract with the U.S. Coast Guard to install vessel traffic service systems in three U.S. ports that enhance maritime safety and surveillance. Major program milestones achieved during 2004 included successful demonstration of open architecture capabilities for the AEGIS Weapon System and the launching of the first AEGIS-equipped Norwegian frigate. The Integrated Coast Guard Systems joint venture, in which we are a 50% participant, upgraded 10 cutters to the U.S. Coast Guard under the Deepwater program to support coastal protection and homeland security missions.

In our PT&TS line of business, the U.S. Postal Service selected us to provide managed network services on an enterprise-wide basis, encompassing more than 37,000 locations. The National Archives and Records Administration also selected Lockheed Martin as one of two companies that will compete to design a permanent archives system to preserve and manage electronic records. The Federal Aviation Administration (FAA) announced site acceptance of our advanced technologies and oceanic procedures system. In training and support, we received a contract to provide C-130J training systems and services to the U.S. Air Force and a contract to develop and deliver eight virtual combat convoy trainers to aid U.S. troops in dealing with ambushes and roadside bomb threats. We also delivered to the U.S. Army the first warfighters’ simulation system - a computer-based, next-generation simulation tool that supports the training of brigade, joint and coalition level commanders and staffs in joint service, interagency, intergovernmental and multi-national settings. We received follow-on orders for our close combat tactical trainer for the U.S. Army and our combined arms tactical trainer for the United Kingdom.

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

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2004, U.S. Government customers accounted for approximately 81% of the segment’s total net sales.

Space Systems

Space Systems designs, develops, researches, engineers and produces military and commercial space systems. In 2004, Space Systems’ net sales of $6.4 billion represented approximately 18% of our total net sales. Space Systems’ principal lines of business and the percentage that each contributed to 2004 net sales are:

Our Satellites business designs, develops, manufactures and integrates advanced technology satellite systems for government and commercial applications. We are responsible for various classified systems and services in support of vital national security systems.

We are the prime contractor for the DoD’s next generation of highly secure communications satellites known as the Advanced Extremely High Frequency (AEHF) system. The fully operational AEHF constellation is envisioned to include four networked satellites, plus an in-orbit spare. These satellites are designed to provide improved secure data throughput capability and coverage flexibility to regional and global military operations and to be compatible with the Milstar I and II systems. The AEHF communication system includes the satellite constellation, mission control segment and terminal development. Our current contract includes the first two space vehicles and development of the ground segment.

We also are the prime contractor for the Space-Based Infrared System (SBIRS) program. SBIRS is providing the nation with enhanced worldwide missile detection and tracking capabilities. The consolidated ground system is now operational and processes data from the Defense Support Program satellites and manages the satellite constellation. The ground system also provides the foundation to evolve mission capabilities as SBIRS-High payloads and satellites are deployed. SBIRS-High is envisioned to operate with a total of four satellites in geo-synchronous earth orbit and two sensors in highly-elliptical orbit to increase mission capabilities for missile warning, missile defense, technical intelligence and battlespace characterization. Our current contract includes two geo-synchronous orbit spacecraft and two highly-elliptical orbit payloads.

We are the prime contractor for the Global Positioning System (GPS) IIR program, which includes 20 satellites that will improve navigation accuracy and provide longer autonomous satellite operation than current global positioning satellites. In 2004, we successfully delivered four GPS IIR satellites.

In 2004, we were awarded one of two contracts for the Phase A element of the GPS III program. GPS III is intended to deliver major improvements in accuracy, assured service delivery, integrity, and flexibility for civil and military users. The Phase A work will assess mission needs and requirements, and evaluate innovative architecture recommendations. During this phase, we will be conducting studies to mature systems requirements culminating in a systems requirements review.

We also were awarded one of two contracts to enter into the risk reduction and system definition phase of the U.S. Air Force’s Transformational Satellite program. Under the current contract, we will conduct risk reduction demonstrations and system studies over a 27-month period. The program represents the next step toward transitioning the DoD wideband and protected communications satellite architecture into a single network comprised of multiple satellite, ground, and user segment components. The system will network mobile warfighters, sensors, weapons, communications command and control nodes located on UAVs, piloted aircraft, on the ground, in the air, at sea or in space.

In 2004, we were awarded a contract to be the prime contractor and systems integrator for the Mobile User Objective System (MUOS) program. MUOS is a next-generation narrowband tactical satellite communications system that will provide significantly improved and assured communications for the mobile warfighter. MUOS is planned to replace the current narrowband tactical satellite communications system known as the Ultra High Frequency Follow-On (UFO) system. The MUOS satellites are designed to be compatible with the existing UFO system and associated legacy terminals and provide increased military communications availability. Operational turnover of the first MUOS satellite is planned for 2010.

In 2004, the U.S. Air Force Space and Missile Systems Center awarded us one of two 24-month Phase A contracts for the Space Based Radar program. Space Based Radar is a transformational system being developed for the DoD to provide global intelligence, surveillance and reconnaissance for the military and intelligence community. The system will be comprised of a constellation of spacecraft that will provide rapid-revisit coverage of the entire Earth’s surface. During the concept development effort, we will develop and evaluate multiple candidate architectures for the system, including the horizontal integration of the system with other existing and planned assets.

We produce exploration spacecraft, earth-orbiting satellites and sensors for Earth observation and environmental monitoring. The spacecraft we have produced include the Hubble Space Telescope, Spitzer Space Telescope, Defense Meteorological Satellite Program satellites, Mars Odyssey, Mars Reconnaissance Orbiter, Mars Phoenix Lander, Genesis and Stardust.

Our satellite business also designs, builds, markets and operates turnkey commercial satellite systems for space-based telecommunications and other applications. In 2004, we completed four satellites and were awarded contracts to construct two new commercial satellites.

We provide launch services to both government and commercial customers. We design, develop, manufacture and integrate expendable and reusable space launch systems for the DoD, NASA and commercial customers.

We currently produce and sell the Atlas V configuration of the Atlas launch vehicle. In 2004, we launched the final Atlas II launch vehicle, capping an overall success record of 100%. The final Atlas III was launched in 2005. Atlas V, the newest member of the Atlas family, offers improved performance and value to our customers. The Atlas V is powered by the RD-180 liquid oxygen/kerosene engine and can be configured with up to five solid rocket boosters. The flexible solid rocket booster configuration enables the Atlas to perform launch missions from low-Earth orbit to geo-synchronous orbit. The Atlas V utilizes a modular design and is more operationally efficient than prior systems. As a result, less time is required to process and prepare each vehicle for launch. This affords greater flexibility in meeting customer launch schedule and mission performance requirements. We developed the Atlas V in cooperation with the U.S. Air Force as part of the Evolved Expendable Launch Vehicle (EELV) program. Atlas V serves as both a commercial and government launch system. As of year-end 2004, the Atlas family of launch vehicles had a record of 74 consecutive successful launches.

We also produced the Titan IV, the nation’s largest expendable launch vehicle. Our contract with the U.S. Air Force calls for the launch of 39 vehicles. The last two Titan IV launches are scheduled in 2005.

The commercial side of our Launch Services business includes the Lockheed Martin-built Atlas family of launch vehicles and the Proton family of launch vehicles manufactured by our primary joint venture partner, Khrunichev State Research and Production Space Center in Russia. Launch services are marketed to customers worldwide through International Launch Services (ILS). In 2004, ILS was awarded twelve contracts for launch services.

In 1992, we entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). LKEI has exclusive rights to launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. We consolidate the results of operations of LKEI and ILS into our financial statements. For additional information concerning LKEI and ILS, see Management’s Discussion and Analysis - “Space Business” on pages 32 through 33 of this Form 10-K.

We also manufacture the NASA Space Shuttle external tank. We operate the assembly facility for NASA under a government-owned, contractor-operated agreement. The tank is the only major non-reusable element of the Space Shuttle. One tank is used for each launch. Our existing contract for production of the external tanks runs through 2008.

Our Launch Services business also includes a 50% ownership interest in United Space Alliance, LLC (USA). USA is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. USA also performs the modification, testing and checkout operations required to prepare Space Shuttles for launch.

Our Strategic & Defensive Missile Systems business has been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since the program’s inception in 1955. The Trident II D5 is the latest generation of submarine launched ballistic missiles, following the highly successful Polaris, Poseidon, and Trident I C4 programs. The Trident II D5 began full production in 1988 and has achieved a mission-success track record of 108 consecutive successful test launches. The Trident II D5 is the only intercontinental ballistic missile in production in the United States.

We are integrally involved with several missile defense programs. The Boost Vehicle-Plus contract is part of the ground-based, midcourse design program’s dual-boost vehicle strategy, in which we are developing one of two booster configurations. We are completing the boost vehicle design. The Airborne Laser Weapon (ABL) is being developed, by a team of three industry participants, and designed to acquire, track and destroy missiles during boost phase, over the launch area and away from friendly forces. It is being designed to counter ballistic missiles, and may have capability against other types of airborne threats. We are responsible for the beam control/fire control system, surveillance sensors within the battle management segments, and the command and control segment of the weapon system. We delivered and integrated all the elements of the beam and fire control system in 2004. We also are the prime contractor for the Missile Defense Agency’s targets and countermeasures contract. We are responsible for the selection, development, acquisition, integration, and launch of individual target vehicles to support the Missile Defense Agency’s test program for emerging interceptors. In 2004, the Missile Defense Agency awarded us the Multiple Kill Vehicles (MKV) program. The MKV program is being designed to destroy ballistic missile threats and decoys with a single launch.

We compete worldwide for satellites and launch services against several competitors.

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

Based on current projected DoD, NASA and other government spending profiles and budget priorities, we believe we are well positioned to compete for government satellites, launch systems and strategic and defensive missile systems programs. Future competitions for government systems include DoD initiatives for transformational communications, global positioning, space-based radar, planetary exploration and science, EELV procurements, and NASA’s Space Exploration initiative.

Commercial demand for geo-stationary telecommunications satellites and intermediate class launch vehicles that place these commercial satellites in orbit has been flat and manufacturing remains in an overcapacity situation. This has created significant price and competitive pressures. For further discussion of competitive factors in the sales of commercial satellites, see Management’s Discussion & Analysis – “Space Business” on pages 32 through 33 of this Form 10-K.

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2004, U.S. Government customers accounted for approximately 81% of the segment’s net sales.

Integrated Systems & Solutions

Integrated Systems & Solutions is engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) activities of the DoD, intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life-cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in space, air and ground systems. IS&S serves as the Corporation’s focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, software development and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling and simulation, and large-scale systems integration. In that role, IS&S operates the Center for Innovation, a newly established facility for modeling and simulation.

In 2004, IS&S had net sales of $3.8 billion, which represented 11% of Lockheed Martin’s net sales. IS&S’ major lines of business and the percentage that each contributed to its 2004 net sales are:

Our Intelligence Systems & Solutions business develops classified systems in support of the nation’s intelligence community and homeland security. We help plan and define future capabilities, as well as develop large enterprise system solutions. We provide capabilities spanning products from consumers of intelligence to systems that gather, process, assimilate, fuse and distribute data from ground, air and space assets.

The DoD C4ISR business is responsible for complex systems integration support to provide real-time situational awareness of actionable decision quality information to the DoD warfighter community. This information is generated through the fusion of open architectures and horizontal integration of multiple systems to provide mission critical support in the areas of battlespace awareness, missile defense and strategic C4ISR. We also provide systems engineering, integration and test support to the national space launch range system and real-time support for satellite telemetry processing. IS&S provides the DoD with a messaging system that has full interoperability with the U.S. Government, allies, defense contractors and other authorized users. In addition, we provide assistance in generating IT solutions for combat support logistics and supply tracking systems.

Some of IS&S’ major programs are:

•	Integrated Space Command & Control

•	Command and Control Battle Management & Communications

•	Global Positioning System ground-segment work

•	Range Standardization and Automation

•	Theater Battle Management Core System

•	Aerial Common Sensor

We are the prime contractor for the U.S. Air Force’s Integrated Space Command & Control program. Our primary role is to integrate and modernize air, missile, and space command and control infrastructure. This program provides for the evolution, sustainment and support for the U.S. Space Command legacy command and control systems into a net-centric, modern system architecture that will provide data in a single common operational picture.

On the Command and Control Battle Management & Communications program, we are a member of the national team that is constructing the complex systems that will comprise the global missile defense shield for the Missile Defense Agency. Our role is to develop the battle management command, control and communications architecture and provide assistance in the development of operational concepts and testing.

The Global Positioning System is a space-based radio navigation, time distribution, and nuclear detonation detection system. Its mission is to provide precise, continuous, and all-weather three-dimensional position, velocity, timing, and information to properly equipped air, land, sea and space-based users. Under a subcontract to the ground segment prime contractor, we provide system engineering, program management, system test & evaluation, software development & testing, sustainment and integrated logistics support. Our Space segment is the prime contractor for the GPS-IIR spacecraft.

The Range Standardization and Automation program provides support to the U.S. Air Force in the consolidation and automation of critical range telemetry, tracking, safety and management systems for space launch operations at Vandenberg Air Force Base and Kennedy Space Center. This program provides integrated launch data in a common operational picture for the customer.

The Theater Battle Management Core System program includes system architecture and design, software development, integration, system test, deployment and field support. The principal objectives of the program are improved interoperability, standard user interfaces and flexible architecture to adapt to changing user requirements and new C4I technologies. We are the prime contractor for the U.S. Air Force on this program.

In 2004, the U.S. Army awarded us a six-year contract to develop the Aerial Common Sensor (ACS), a next generation airborne intelligence, surveillance, reconnaissance and target identification system that is to replace the U.S. Army’s Guardrail Common Sensor and Airborne Reconnaissance Low-aircraft and the U.S. Navy’s EP-3 aircraft.

IS&S is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2004, the U.S. Government customers accounted for 97% of IS&S’ net sales.

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

Information & Technology Services

Our Information & Technology Services segment provides a wide array of information, management, engineering, scientific and logistics solutions and services to government agencies and other customers. In 2004, I&TS had net sales of $3.8 billion, which represented 11% of our total net sales. I&TS has three lines of business:

Our Information Technology business provides IT support to federal, state and local government agencies. Our customers include the U.S. Social Security Administration, FAA, U.S. Environmental Protection Agency (EPA), DoD, Department of Energy (DoE), NASA, and the Departments of Justice and Health and Human Services. We provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance and enterprise solutions. Much of the work we perform is contracted through task order vehicles (indefinite-delivery/indefinite-quantity contracts) or a Government Services Administration schedule.

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

Our Defense business also manages two large laboratory facilities in the U.S. for the DoE and participates in the management of a large facility in the U.K. The Knolls Atomic Power Laboratory designs nuclear reactors for the U.S. Navy. It also supports the existing fleet of nuclear powered ships and trains the U.S. Navy personnel who operate those ships. Sandia National Laboratories supports the stewardship of the U.S. nuclear weapons stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials and processes, pulsed power, micro-electronics and photonics, micro-robotics, and computational and information sciences. In the U.K., we own one-third of a joint venture that manages the Atomic Weapons Establishment program.

For NASA, we provide engineering, science and information services at several NASA centers across the country. We perform or provide mission operations, flight hardware and payload development and integration, engineering and technical support for life sciences, information technology engineering design and support services, and software design, development and process control.

I&TS received several new and follow-on contracts in 2004. We received awards from the U.S. Social Security Administration for agency-wide IT modernization and other IT services, the EPA for IT solutions and environmental systems engineering, the U.S. Navy for the Seaport Enhanced and the National Center for Critical Information Processing contract vehicles, and NASA for desktop IT activities and mission support operations. We also received an award-term option year from the U.S. Air Force for aircraft engine overhauls at Kelly Aviation Center and one for management and operation of Sandia National Laboratories.

I&TS competes against other aerospace and defense firms, IT service providers and other service companies. The competitive landscape is highly fragmented with no single company or small group of companies in dominant positions. The principal factors of competition include price, technical and management capability, past performance and, increasingly, the ability to develop and implement complex, integrated solutions to meet the challenges facing government customers across their entire enterprise. On some outsourcing procurements we may also compete with a government-led bidding entity.

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2004, U.S. Government customers accounted for approximately 94% of the segment’s total net sales.

Patents

We routinely apply for, and own a substantial number of U.S. and foreign patents related to the products and services our business areas provide. In addition to owning a large portfolio of intellectual property, we also license intellectual property to, and from, third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Unpatented research, development and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business segments, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. We generally have not experienced difficulty in our ability to obtain raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space programs. Aluminum and titanium generally have been in good supply. Carbon fiber is an important ingredient in the composite material that is used in our Aeronautics programs, such as the F/A-22 and F-35. Nicalon fiber also is a key material used on the F/A-22 aircraft. One type of carbon fiber and the nicalon fiber that we use are currently only available from single-source suppliers. Aluminum lithium, which we use to produce the Space Shuttle’s external tank and for F-16 structural components, also is currently only available from limited sources. We have been advised by some suppliers that pricing and the timing of availability of materials in some commodities markets can fluctuate widely. These fluctuations may negatively affect price and the availability of certain materials, including titanium. While we do not anticipate material problems regarding the supply of our raw materials and believe that we have taken appropriate measures to mitigate these variations, if key materials become unavailable or if pricing fluctuates widely in the future, it could delay one or more of our programs, result in increased costs or reduce award fees.

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Government Contracts and Regulation

Our businesses are heavily regulated in most of our fields of endeavor. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, the U.S. Postal Service, the Social Security Administration, and the Departments of Defense, Energy, Justice, Health and Human Services, Homeland Security, State and Transportation. Similar government authorities exist with respect to our international efforts.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;

•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract.

The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance of the contract. We do not include unexercised options or potential indefinite-delivery/indefinite-quantity (IDIQ) orders in our backlog. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts and our financial condition and operating results could be materially adversely affected. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.

In addition U.S. Government contracts generally contain provisions that allow the U.S. Government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

A portion of our business is classified by the government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs and products.

Sales of our products and services internationally are subject to local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings) as well as to varying currency, political and economic risks. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy. Some international customers require contractors to comply with industrial cooperation regulations, sometimes referred to as offset programs. Offset programs may require in-country purchases, manufacturing and financial support projects as a condition to obtaining orders or other arrangements. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. In international sales, we face substantial competition from domestic manufacturers and other foreign manufacturers (whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products).

Backlog

At December 31, 2004, our total negotiated backlog was $74.0 billion compared with $76.9 billion at the end of 2003. Of our total 2004 year-end backlog, approximately $45.6 billion, or 62%, is not expected to be filled within one year.

These amounts include both funded backlog (unfilled firm orders for our products for which funding has been both authorized and appropriated by the customer or Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under IDIQ type contracts. Funded backlog was $40.2 billion at December 31, 2004. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis - “Discussion of Business Segments” on pages 40 through 45 of this Form 10-K.

Environmental Regulation

Our operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the EPA or by a state agency.

We manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs have historically been the responsibility of the government and we relied (and continue to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance are typically borne by either the government or the contractor, depending on the contract and the relevant facts. Fines and penalties are no longer deemed allowable costs under the contracts pursuant to which such facilities are managed.

Most of the laws governing environmental matters include criminal provisions. If we were convicted of a violation of the Federal Clean Air Act or the Clean Water Act, our facility or facilities involved in the violation would be placed by EPA on the “Excluded Parties List” maintained by the General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded to us during any period of listing by the EPA.

We have incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. We are, for example, expending significant funds to conduct soil and groundwater remediation under administrative orders and consent decrees at the sites of the Corporation’s discontinued operations in Burbank and Redlands, California. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are changing cost estimates, continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 36 and Note 14 —Legal Proceedings, Commitments and Contingencies on page 75 through page 77 of this Form 10-K.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems and other concept formulation studies, and bid and proposal efforts related to government products and services. These costs are generally allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to costs of sales in 2004, 2003 and 2002, including costs related to bid and proposal efforts, were $962 million, $903 million and $830 million, respectively. See “Research and development and similar costs” in Note 1 — Significant Accounting Policies on page 60 of this Form 10-K.

Employees

At December 31, 2004, we had approximately 130,000 employees, the majority of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The demand for workers with specialized engineering, information technology, technical skills and security clearances within the aerospace, defense and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees, and we may incur increased labor, recruiting or training costs. Management considers employee relations generally to be good.

Approximately one-fifth of our employees are covered by over one hundred separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful at negotiating successor agreements without any material disruption of operating activities. This does not assure, however, that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements when they expire. If we were unsuccessful in those efforts, there is the potential that we could incur unanticipated delays or expenses in the programs affected by any resulting work stoppages.

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

Reduced funding for defense procurement and research and development programs could adversely affect our ability to grow or maintain our revenues and profitability.

We and other U.S. defense contractors have benefited from an upward trend in overall defense spending in the last few years. The President’s budget request for fiscal year 2006 of $419.3 billion reflects a 4.8% increase in budget authority for overall defense spending. The largest portion of the proposed 2006 defense budget will go toward operations and maintenance activities. The budget proposal also appears to continue the trend of funding the direct costs of operations in Iraq and Afghanistan through separate supplemental appropriations. We derive about 60% of our sales from the U.S. Government’s defense investment budget. The defense investment budget includes funds for weapons procurement and research and development. The investment budget proposed for 2006 remains steady at $78 billion, and is projected to increase in 2007 and 2008 under the President’s budget plan. The President’s budget plan does, however, reduce the rate at which the investment budget will grow, with net cuts of some $30 billion in proposed spending through 2011. In addition, the President’s current budget plan contemplates further reductions or curtailment of some defense programs in subsequent years and a commitment to cut the federal budget deficit in half by 2009, while aggressively prosecuting the global war on terrorism and seeking to implement improvements in force responsiveness and homeland security.

We participate in some of the programs that are proposed for future reductions in funding, including the F/A-22, C-130J and Joint Common Missile. We are participating in and monitoring discussions regarding these proposals, but are unable to predict the extent to which these proposals ultimately will be approved as part of the 2006 or subsequent budgets approved by Congress. In the same context, we also cannot predict whether the proposals and potential changes in priorities due to defense transformation will afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs. Therefore, it is difficult to accurately assess what impact the proposals will have on our business going forward until more is known, including whether we would have to close existing manufacturing facilities or incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding. See “Management’s Discussion and Analysis – Industry Considerations” on pages 30 through 34 of this report.

Although the ultimate size of future defense budgets remains uncertain, current indications are that the total defense budget and the investment budget as a component of overall defense spending will increase over the next few years. U.S. Government programs in which Lockheed Martin participates, or seeks to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes. Budget decisions made in this environment may have long-term consequences for the size and structure of Lockheed Martin and the defense industry. While we believe that our programs are a high priority for national defense, there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability.

Military transformation and planning may affect future procurement priorities and existing programs.

Operations in Iraq, Afghanistan and the continuing global war on terrorism reaffirm the need for the rapid projection of decisive combat power around the world and emphasize the need for new capabilities and solutions for the warfighter. They also highlight the need for improved logistics, intelligence and information gathering, and continued operations capability at completion of hostilities. Toward that end, the DoD is committed to a transformation that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve warfighting capabilities.

This defense transformation is evidenced by a trend toward smaller, more capable, interoperable and technologically advanced forces. To achieve these capabilities, a transformation in acquisition is underway that advances an increasing trend toward early deployment of initial program capabilities followed by subsequent incremental improvements, cooperative international development programs and a demonstrated willingness to explore new forms of development, acquisition and support. Along with these trends, new system procurements are being evaluated for the degree to which they support the concept of jointness and interoperability among the services. The DoD plans to undertake a Quadrennial Defense Review (QDR) and Base Re-Alignment and Closure Review (BRAC) during 2005. We believe that both these DoD internal assessments, as well as potentially other studies, will contribute to reshaping national security modernization, infrastructure and organizational priorities.

We are continuing to invest in business opportunities where we can use our customer knowledge, technical strength and large-scale systems integration capabilities to win new business. We believe that we are well positioned as a company to compete for new business in an environment of fewer opportunities and flat or reduced investment spending for defense procurement and research and development. Whether we are successful in continuing to grow revenues and profits will depend, in large measure, on whether we are able to deliver the best value solutions for our customer. For that reason, we are keenly focused on continuing to improve operational and financial performance, selectively pursuing acquisitions of businesses and expanding into adjacent product lines as a means to drive growth in 2005 and beyond.

Our existing U.S. Government contracts are subject to continued appropriations by Congress and may be terminated if future funding is not made available.

We rely heavily upon and derive approximately 80% of our revenues from sales to the U.S. Government. Future sales under our existing U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Long-term government contracts and related orders are subject to termination if appropriations for subsequent periods become unavailable. If the U.S. Government terminates a particular contract for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs.

We provide a wide range of defense, homeland security and information technology products and services to the U.S. Government. While we believe that this diversity makes it less likely that cuts in any specific contract or program will have a long-term impact on the Corporation, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. In addition, termination of large programs or multiple contracts affecting a particular business site could require us to evaluate the continued viability of operating that site.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance. See “Government Contracts and Regulation” on page 14 of this report.

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, including the Defense Contract Audit Agency and the Department of Labor routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance.

Our business consists of designing, developing and manufacturing advanced defense and technology systems and products. We are often tasked to develop or integrate new technologies that may be untested or unproven. Components of certain of the defense systems and products we develop are explosive and inherently dangerous. Failures of launch vehicles, spacecraft and satellites, missile systems, command and control systems, software applications, air-traffic control systems, train-control systems, homeland security applications, nuclear facilities, and aircraft have the potential to cause loss of life and extensive property damage. We may face liabilities related to the maintenance or servicing of aircraft or other platforms or for training services we supply in the course of our business. In addition, from time-to-time, we have employees deployed on-site at active military installations or locations or in support of military operations in hostile locations. Although indemnification by the U.S. Government may be available in some instances for our defense businesses, this is not always the case. In some instances where the U.S. Government could provide indemnification under applicable law, it elects not to do so. In addition, U.S. Government indemnification may not be available to cover potential claims or liabilities resulting from a failure of technologies developed and deployed for homeland security purposes.

While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We generally seek indemnification where we believe that the U.S. Government is permitted to extend indemnification under applicable law and generally seek limitation of potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. Where we are unable to secure indemnification or qualification under the SAFETY Act, we may nevertheless elect to provide the product or service. Finally, some technologies, particularly those related to Homeland Security, may raise potential liabilities related to privacy issues for which neither indemnification nor SAFETY Act coverage is available.

Substantial claims resulting from an accident in excess of any U.S. Government indemnity and our insurance coverage (or for which indemnity or insurance is not available) could harm our financial condition and operating results. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2004, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are absorbed by us. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and may have our fees reduced or eliminated. The failure to perform to customer expectations and contract requirements can result in reduced fees and may affect our financial performance for the affected period. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

We use estimates in accounting for many of our programs. Changes in our estimates could affect our future financial results.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on accounting policies and internal controls we have in place for recognizing sales and profits, see our discussion under Management’s Discussion and Analysis — “Critical Accounting Policies — Contract Accounting/Revenue Recognition” on page 34 through 35 and “Controls and Procedures” on page 50, and Note 1 — Significant Accounting Policies on page 58 through 62 of this Form 10-K.

The level of returns on pension and post-retirement plan assets, changes in interest rates and other factors could affect our earnings in future periods.

Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension plans. Generally Accepted Accounting Principles (GAAP) require that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense for the following year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Policies—Post-Retirement Benefit Plans” on page 35 through 36 of this Form 10-K.

International sales and suppliers may pose potentially greater risks.

Our international business may pose greater risks than our domestic business due to the greater potential for changes in foreign economic and political environments. Our international business is also highly sensitive to changes in foreign national priorities and government budgets. We frequently team with international subcontractors and suppliers. International transactions frequently involve increased financial and legal risks arising from stringent contractual terms and conditions and the widely differing legal systems and customs in foreign countries. Our contracts, however, generally are denominated in U.S. dollars. Some international customers require contractors to agree to offset programs and may require in-country purchases, manufacturing and financial support arrangements as a condition to awarding contracts. The contract may provide for penalties in the event we fail to perform in accordance with the offset requirements.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies (including environmental remediation costs) that cannot be predicted with certainty. As required by GAAP in the U.S., we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 — Legal Proceedings on page 22 through 23 and Note 14 — Legal Proceedings, Commitments and Contingencies on page 75 through page 77 of this Form 10-K.

Our forward-looking statements and projections may prove to be inaccurate.

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

In addition, general economic conditions and trends, including interest rates, government budgets and inflation, can and do affect our businesses. For a discussion identifying additional risk factors and important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the discussion of Government Contracts and Regulation on page 14 through page 15, “Industry Considerations” in Management’s Discussion and Analysis on page 30 through page 34, Note 1 — Significant Accounting Policies on page 58 through page 62, and “Critical Accounting Policies” in Management’s Discussion and Analysis on page 34 through page 37 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

ITEM 2.	PROPERTIES

At December 31, 2004, we operated in 425 locations (including, offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) throughout the United States and internationally. Of these, we owned 47 locations aggregating approximately 32 million square feet and leased space at 378 locations aggregating approximately 22 million square feet. We also manage or occupy various government-owned facilities. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2004, our lines of business had major operations at the following locations:

•	Aeronautics —Palmdale, California; Marietta, Georgia; and Fort Worth, Texas.

•	Electronic Systems —Troy, Alabama; Camden, Arkansas; Orlando, Florida; Baltimore and Rockville, Maryland; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; and Manassas, Virginia.

•	Space Systems —San Diego, Sunnyvale, Palo Alto and Vandenberg Air Force Base, California; Denver, Colorado; Cape Canaveral, Florida; New Orleans, Louisiana; Valley Forge and Newtown, Pennsylvania; and Harlingen, Texas.

•	Integrated Systems & Solutions — Goodyear, Arizona; San Diego, San Jose and Santa Maria, California; Boulder, Colorado Springs and Denver, Colorado; Gaithersburg and Hanover, Maryland; Omaha, Nebraska; Valley Forge, Pennsylvania; Suffolk, Virginia; and the Washington, D.C. metropolitan area.

•	Information & Technology Services —Sunnyvale, California; Colorado Springs, Colorado; Cherry Hill, New Jersey; Albuquerque, New Mexico; Niskayuna, New York; Greenville, South Carolina; Houston and San Antonio, Texas; and the Washington, D.C. metropolitan area.

•	Corporate and other locations —Bethesda, Maryland; other locations within the Washington, D.C. metropolitan area; and Lakeland, Florida.

At December 31, 2004, a summary of our floor space by core operating unit consisted of:

(Square feet in millions)	Leased	Owned	Government Owned	Total
Aeronautics	1.2	5.0	14.9	21.1
Electronic Systems	8.8	11.9	0.2	20.9
Space Systems	1.8	9.0	5.0	15.8
Integrated Systems & Solutions	3.9	2.4	0.0	6.3
Information & Technology Services	5.1	0.4	6.1	11.6
Corporate & other locations	1.3	3.0	0.0	4.3

Total	22.1	31.7	26.2	80.0

At December 31, 2004, we owned various large tracts of land that are available for sale or development. The location and approximate size of these tracts include:

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation’s consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty. These matters include the proceedings summarized in Note 14 - Legal Proceedings, Commitments and Contingencies.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis of Results of Operations and Financial Condition on page 36 through page 37 and Note 14—Legal Proceedings, Commitments and Contingencies on page 75 through page 77 of this Form 10-K.

Like many other industrial companies in recent years, we are a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into our premises and certain historical products. We have never mined or produced asbestos and no longer incorporate it in any currently manufactured products. We have been successful in having a substantial number of these claims dismissed without payment. The remaining resolved claims have settled for amounts that are not material individually or in the aggregate. A substantial majority of the asbestos-related claims have been covered by insurance or other forms of indemnity. Based on the information currently available, we do not believe that resolution of these asbestos-related matters will have a material adverse effect upon the Corporation.

In addition, as previously reported, on July 2, 2004, the New Mexico Environment Department issued three administrative compliance orders to the DoE and Sandia Corporation. Sandia Corporation, a wholly-owned subsidiary of Lockheed Martin, is the management and operating contractor for Sandia National Laboratories pursuant to a contract with DoE, and is the co-operator of the facility. The orders allege violations of regulations under the Resource Conservation and Recovery Act pertaining to matters such as the accumulation of materials for re-use, record-keeping, waste characterization, and other management issues. The orders seek penalties totaling $3.2 million for the alleged violations. Sandia and DoE are contesting the orders.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age at December 31, 2004, positions and offices held with the Corporation, and principal occupation and business experience over the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Robert J. Stevens (53), President and Chief Executive Officer

Mr. Stevens has served as Chief Executive Officer since August 2004 and President since October 2000. He previously served as Chief Operating Officer from October 2000 to August 2004; Executive Vice President and Chief Financial Officer from October 1999 to March 2001; Vice President of Strategic Development from November 1998 to September 1999; President and Chief Operating Officer, Energy & Environment Sector from January 1998 to June 1999; President, Air Traffic Management Division from June 1996 to January 1998; Executive Vice President and Senior Vice President and Chief Financial Officer of Air Traffic Management from December 1993 to May 1996; and General Manager of Loral Systems Manufacturing Company from 1987 to 1993.

Rajeev Bhalla (41), Vice President and Controller

Mr. Bhalla has served as Vice President and Controller since August 2001. Prior to joining Lockheed Martin, he was a partner with PricewaterhouseCoopers LLP.

Michael F. Camardo (62), Executive Vice President—Information & Technology Services

Mr. Camardo has served as Executive Vice President — Information & Technology Services since October 1999. He previously served as President, Lockheed Martin Technology Services Group from March 1995 to September 1999; and President, Martin Marietta Services Group from April 1993 to March 1995.

Robert B. Coutts (54), Executive Vice President — Electronic Systems

Mr. Coutts has served as Executive Vice President — Electronic Systems since June 2003. He previously served as Executive Vice President—Systems Integration from October 1999 to May 2003; President and Chief Operating Officer, Electronics Sector from October 1998 to September 1999; President, Lockheed Martin Government Electronics Systems from January 1997 to September 1998; President, Lockheed Martin Aero and Naval Systems from September 1994 to December 1996; and as Vice President, Sourcing for the Martin Marietta Corporation.

Ralph D. Heath (56), Executive Vice President —Aeronautics

Mr. Heath was elected Executive Vice President — Aeronautics in January 2005. He previously served as Executive Vice President and General Manager of the F/A-22 Program from November 2002 to December 2004; Chief Operating Officer for Aeronautics from November 1999 to November 2002; and Vice President of Business Development for Lockheed Martin Tactical Aircraft Systems from January 1996 to November 1999.

Christopher E. Kubasik (43), Executive Vice President and Chief Financial Officer

Mr. Kubasik has served as Executive Vice President since August 2004, and as Chief Financial Officer since February 2001. He previously served as Senior Vice President from October 2001 to August 2004; Vice President from February 2001 to September 2001; and Vice President and Controller from November 1999 to August 2001.

George T. Marsh (61), Executive Vice President —Space Systems

Mr. Marsh has served as Executive Vice President — Space Systems since July 2003. He previously served as President of Lockheed Martin Space and Strategic Missiles from January 2003 to June 2003; President of Lockheed Martin Astronautics from June 1999 to January 2003; Executive Vice President, Engineering & Technology for Lockheed Martin Missiles and Space from January 1999 to June 1999; and President, Special Programs for Lockheed Martin from January 1997 to January 1999.

Frank H. Menaker (64), Senior Vice President and General Counsel

Mr. Menaker has served as Senior Vice President and General Counsel since July 1996. He previously served as Vice President and General Counsel for Lockheed Martin Corporation from March 1995 to July 1996, having served in the same capacity for Martin Marietta Corporation from 1981 to March 1995.

Stanton D. Sloane (54), Executive Vice President — Integrated Systems & Solutions

Mr. Sloane has served as Executive Vice President — Integrated Systems & Solutions since June 2004. He previously served as President, Lockheed Martin Management & Data Systems from April 2003 to May 2004; Executive Vice President, Lockheed Martin Management & Data Systems from January 2000 to March 2003; and Senior Vice President, Lockheed Martin Global Telecommunications from February 1998 to December 1999.

Anthony G. Van Schaick (59), Vice President and Treasurer

Mr. Van Schaick has served as Vice President and Treasurer since October 2002. He previously served as President and CEO, Lockheed Martin Investment Management Company from 1997-2002. He also served as Senior Vice President and CFO, John Wieland Homes, Inc. 1995-1997; Vice President, Group Business Operations, Lockheed Corporation, 1992-1995; and Vice President and Treasurer, Lockheed Corporation, 1985-1992.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At January 31, 2005, we had approximately 44,123 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange, Inc. under the symbol LMT. Information concerning the stock prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock — Dividends Paid and Market Prices

	Dividends Paid		Market Prices (High-Low)
Quarter	2004	2003	2004	2003
First	$0.22	$0.12	$52.19– 43.10	$58.95 - 40.64
Second	0.22	0.12	52.50– 45.73	51.66 - 43.32
Third	0.22	0.12	56.00– 51.05	55.00 - 44.09
Fourth	0.25	0.22	61.77– 52.19	51.47 - 44.78
Year	$0.91	$0.58	$61.77– 43.10	$58.95 - 40.64

Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended December 31, 2004 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2004	—	—	—	21,939,700
November 1-30, 2004	—	—	—	21,939,700
December 1-31, 2004	5,329,800	$57.48	5,329,800	16,609,900

(1)	The Corporation repurchased a total of 5,329,800 shares of its common stock during the quarter ended December 31, 2004 under a share repurchase program that it announced in October 2002.

(2)	In October 2002, the Corporation’s Board of Directors approved a share repurchase program for the repurchase of up to 23 million shares of its common stock from time to time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. In February 2004, an additional 20 million shares were authorized for repurchase under the program.

In 2004, we did not make any unregistered sales of equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Financial Data - Five Year Summary

(In millions, except per share data)	2004(a)	2003(b)	2002(c)	2001(d)	2000(e)
Operating results
Net sales	$35,526	$31,824	$26,578	$23,990	$24,541
Cost of sales	33,558	29,848	24,629	22,447	22,881

	1,968	1,976	1,949	1,543	1,660
Other income and expenses, net	121	43	(791)	(710)	(555)

Operating profit	2,089	2,019	1,158	833	1,105
Interest expense	425	487	581	700	919

Earnings from continuing operations before income taxes	1,664	1,532	577	133	186
Income tax expense	398	479	44	90	663

Earnings (loss) from continuing operations	1,266	1,053	533	43	(477)
Loss from discontinued operations	—	—	(33)	(1,089)	(42)

Net earnings (loss)	$1,266	$1,053	$500	$(1,046)	$(519)

Earnings (loss) per common share
Basic:
Continuing operations	$2.86	$2.36	$1.20	$0.10	$(1.19)
Discontinued operations	—	—	(0.07)	(2.55)	(0.10)

	$2.86	$2.36	$1.13	$(2.45)	$(1.29)

Diluted:
Continuing operations	$2.83	$2.34	$1.18	$0.10	$(1.19)
Discontinued operations	—	—	(0.07)	(2.52)	(0.10)

	$2.83	$2.34	$1.11	$(2.42)	$(1.29)

Cash dividends	$0.91	$0.58	$0.44	$0.44	$0.44

Condensed balance sheet data
Current assets	$8,953	$9,401	$10,626	$10,778	$13,339
Property, plant and equipment, net	3,599	3,489	3,258	2,991	2,941
Goodwill	7,892	7,879	7,380	7,371	7,479
Purchased intangibles, net	672	807	814	939	1,073
Other assets	4,438	4,599	4,901	5,635	5,594

Total	$25,554	$26,175	$26,979	$27,714	$30,426

Current maturities of long-term debt	$15	$136	$1,365	$89	$882
Other current liabilities	8,551	8,757	8,456	9,600	9,420
Long-term debt	5,104	6,072	6,217	7,422	9,065
Other post-retirement benefit liabilities	1,236	1,440	1,480	1,565	1,647
Other liabilities	3,627	3,014	3,596	2,595	2,252
Stockholders’ equity	7,021	6,756	5,865	6,443	7,160

Total	$25,554	$26,175	$26,979	$27,714	$30,426

Common shares at year-end	438	446	455	441	431

Return on invested capital (f)	11.9%	10.7%	6.1%	(3.7)%	0.4%

Cash Flow Data
Cash provided by operating activities	$2,924	$1,809	$2,288	$1,825	$2,016
Cash (used for) provided by investing activities	(708)	(1,461)	(539)	139	1,762
Cash (used for) provided by financing activities	(2,166)	(2,076)	77	(2,557)	(2,728)

Negotiated Backlog	$73,986	$76,899	$70,385	$71,269	$55,076

Notes to Five Year Summary

(a)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segment (see the section, “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations) which, on a combined basis, decreased earnings from continuing operations before income taxes by $215 million, $154 million after tax ($0.34 per share). Also includes a reduction in income tax expense resulting from the closure of an Internal Revenue Service examination of $144 million ($0.32 per share). These items reduce earnings by $10 million after tax ($0.02 per share).

(b)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segment (see the section, “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations) which, on a combined basis, decreased earnings from continuing operations before income taxes by $153 million, $102 million after tax ($0.22 per share).

(c)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segment (see the section, “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations) which, on a combined basis, decreased earnings from continuing operations before income taxes by $1,112 million, $632 million after tax ($1.40 per share). In 2002, the Corporation adopted FAS 142 which prohibits the amortization of goodwill.

(d)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segment which, on a combined basis, decreased earnings from continuing operations before income taxes by $973 million, $651 million after tax ($1.50 per share). Also includes a gain from the disposal of a business and charges for the Corporation’s exit from its global telecommunications services business which is included in discontinued operations and which, on a combined basis, increased the net loss by $1 billion ($2.38 per share).

(e)	Reflects the business combination with COMSAT Corporation effective August 2000. Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments which, on a combined basis, decreased earnings from continuing operations before income taxes by $685 million, $951 million after tax ($2.36 per share).

(f)	The Corporation defines return on invested capital (ROIC) as net income plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt). The Corporation believes that reporting ROIC provides investors with greater visibility into how effectively Lockheed Martin uses the capital invested in its operations. The Corporation uses ROIC to evaluate multi-year investment decisions and as a long-term performance measure, and also plans to use ROIC as a factor in evaluating management performance for incentive compensation purposes in 2005. ROIC is not a measure of financial performance under generally accepted accounting principles in the U.S., and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. The Corporation calculates ROIC as follows:

(In millions)	2004	2003	2002	2001	2000
Net earnings	$1,266	$1,053	$500	$(1,046)	$(519)
Interest expense (multiplied by 65%) [1]	276	317	378	455	597

Return	$1,542	$1,370	$878	$(591)	$78

Average debt [2,4]	$5,932	$6,612	$7,491	$8,782	$11,385
Average equity [3,4]	7,015	6,170	6,853	7,221	6,703

Average invested capital	$12,947	$12,782	$14,344	$16,003	$18,088

Return on invested capital	11.9%	10.7%	6.1%	(3.7)%	0.4%

[1]	Represents after-tax interest expense utilizing the federal statutory rate of 35%.

[2]	Debt consists of long-term debt, including current maturities, and short-term borrowings (if any).

[3]	Equity includes non-cash adjustments for other comprehensive losses, primarily for the additional minimum pension liability.

[4]	Yearly averages are calculated using balances at the start of the year and at the end of each quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Financial Section Roadmap

The financial section of our Annual Report includes management’s discussion and analysis, our consolidated financial statements, notes to those financial statements and a five-year summary of financial information. We have prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of our company and focus your review by directing you to some of the more important activities and events that occurred this year.

Lockheed Martin’s Business

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems, products and services. We mainly serve customers in domestic and international defense, civil markets, and homeland security, and about 80% of our sales over the past three years have been to agencies of the U.S. Government. Our main areas of focus are in the defense, space, intelligence/homeland security, and government information technology markets. Our commercial activities represent about 4% of our sales in 2004 and primarily relate to launch services and satellites.

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). As a lead systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft, spacecraft and launch services.

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 28 through 50) – provides management’s view about industry trends, risks and uncertainties relating to Lockheed Martin, accounting policies that we view as critical in light of our business, our results of operations, including discussions about the key performance drivers of each of our business segments, our financial position and cash flows, commitments and contingencies, important events or transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Reports related to the financial statements and internal control over financial reporting (pages 51 through 53) – include the following:

•	A report from our management, indicating our responsibility for financial reporting and the financial statements, and for a system of internal control over financial reporting and our assessment of its effectiveness;

•	A report from Ernst & Young LLP, an independent registered public accounting firm, which includes their opinions on management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting; and

•	A report from Ernst & Young LLP, which includes their opinion on the fair presentation of our financial statements based on their audits. The report includes their opinion on our financial statements being in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

Financial statements (pages 54 through 57) – include our consolidated statements of earnings, cash flows and stockholders’ equity for each of the last three years, and our balance sheet as of the end of the last two years. Our financial statements are prepared in accordance with GAAP.

Notes to the financial statements (pages 58 through 84) – provide insight into and are an integral part of our financial statements. There are explanations of our significant accounting policies, details about certain of the captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies and selected financial information relating to our business segments. The notes to the financial statements also are prepared in accordance with GAAP.

Highlights

The financial section of our Annual Report describes our ongoing operations, including discussions about particular lines of business or programs, our ability to finance our operating activities and trends and uncertainties in our industry and how they might affect our future operations. We also discuss those items affecting our results that were not considered in senior management’s assessment of the operating performance of our business segments. We separately disclose these items to assist in your evaluation of our overall operating performance and financial condition of the consolidated company. We would like to draw your attention to the following items disclosed in this financial section and where you will find them:

Topic	Location(s)
Critical accounting policies:
Contract accounting/revenue recognition	Page 34
Post-retirement benefit plans	Page 35 and page 71
Environmental matters	Page 36, page 59 and page 77
Discussion of business segments	Page 40 and page 77
Liquidity and cash flows	Page 45 and page 56
Capital structure and resources	Page 47, page 55 and page 57
Legal proceedings, commitments and contingencies	Page 48 and page 75
Stock-based compensation	Page 50, page 60 and page 69

Industry Considerations

Defense Business Considerations

The markets for defense and related advanced technology systems for 2005 and beyond will continue to be affected by the global war on terrorism, through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war. The realities of the war on terrorism have focused greater attention on the security of our homeland and better communication and interplay between law enforcement, civil government agencies, intelligence agencies and our military services. At the same time, our nation’s overall defense posture continues to move toward a more capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, enhanced missile defense and improved information systems capabilities and security.

We anticipate that the next Congressionally mandated Quadrennial Defense Review (QDR) undertaken by the U.S. Department of Defense (DoD) will reinforce and advance efforts at the DoD to refocus activities toward joint operations, net-centric command and control, and integrated capabilities for the armed forces. To address this customer priority, we formed the Integrated Systems & Solutions business segment and established the Center for Innovation to help us better focus our integrated solutions capabilities across the Corporation and enhance our ability to serve as a lead partner with the DoD.

The President’s budget for fiscal year 2006 and beyond represents an agenda for a second term in office, and presents a framework to reduce the federal budget deficit while aggressively prosecuting the global war on terrorism. The rate of growth for budget increases at the DoD is reduced, while spending across non-defense federal agencies is projected to decline through 2011. These changes in the White House budget plan reflect a commitment to cut the federal budget deficit in half by 2009, and sentiment expressed by the Federal Reserve that sustained federal deficits could hamper economic growth.

The Future Years Defense Plan (FYDP) submitted with the President’s budget request for fiscal year 2006 projects a strong commitment to research and development of transformational capabilities across the military services, while reducing quantities of near-term systems compared to previous projections. As has been widely reported, the President’s budget request for fiscal year 2006 includes $419.3 billion for overall defense spending and proposes reductions in funding for a number of existing defense programs, including out-year reductions to the F/A-22 and C-130J programs and termination in 2006 of the Joint Common Missile and other programs in which Lockheed Martin participates. We are actively participating in and monitoring discussions regarding these proposals, but are unable to predict the extent to which these proposals ultimately will be approved as part of the 2006 or subsequent budgets approved by Congress or what the ultimate impact on Lockheed Martin would be. Many key decisions on future program quantities and force structure will be reached through the QDR and the Base Realignment and Closure (BRAC) actions to be undertaken in 2005. Budget pressures within DoD also may create additional opportunities for business process management and outsourcing of service functions by the military services, expanding the scope of private sector contracting opportunities at the DoD.

In September 2004, Congress passed an initial $25 billion supplemental appropriation to defray costs for Operation Enduring Freedom and Operation Iraqi Freedom during the first quarter of fiscal year 2005. The Administration has requested an additional $80 billion to meet these costs through the remainder of 2005. These supplemental appropriations enabled the DoD to proceed on critical modernization and acquisition programs, versus using amounts available for those programs to pay for the Iraq and Afghanistan missions. Congress will likely act on this further 2005 supplemental request by April 2005. While there is no assurance that additional supplemental appropriations will be approved by Congress, we do not anticipate that sustained operations in Iraq and Afghanistan will materially impact the procurement and research and development budget levels projected in the near term.

Our broad mix of programs and capabilities gives us the ability to support the needs of the various agencies of the U.S. Government that require our solutions. Our major programs and capabilities include: missile defense; space intelligence; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); air mobility aircraft; and air-power projection/precision-strike capability. In terms of size and long-term potential impact, two of our more significant programs are the F/A-22 Raptor and the F-35 Joint Strike Fighter. The Air Force recently completed the Initial Operational Test and Evaluation (IOT&E) for the F/A-22 air dominance, attack and multi-mission combat aircraft. The determination that the Raptor is operationally suitable will permit the DoD to complete the upcoming Defense Acquisition Board review which, if successful, will authorize additional production of the F/A-22.

We are also represented in almost every aspect of land, sea, air and space-based missile defense, including the AEGIS Weapon System program, Medium Extended Air Defense System (MEADS), the Patriot Advanced Capability (PAC-3) missile program, the Terminal High Altitude Area Defense (THAAD) system, and the Multiple Kill Vehicle program. In the areas of space intelligence and information superiority, we have leadership positions on programs such as the Mobile User Objective System (MUOS), the Advanced Extremely High Frequency (AEHF) system, and the Space-Based Infrared System-High (SBIRS-H), and in classified programs and battle management command and control capabilities. In airlift, we have the C-130J program and are under contract to upgrade the C-5 strategic airlift aircraft. Many of these programs are large and require funding over several budget cycles. As discussed earlier, there are risks associated with these and other large, highly visible programs subject to appropriation by Congress that, because of their size, could be expected to become potential targets for reduction or extension of funding to pay for other programs. The 2005 QDR will assess current and future capabilities required by the DoD, and may result in program and force structure changes to be reflected in future defense budget requests.

We continue to expand our capabilities in critical intelligence, knowledge management and E-Government solutions for our customers, including the U.S. Social Security Administration, the Environmental Protection Agency, and the DoD. We provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance and enterprise solutions. Consistent with the President’s agenda, the expected growth in business process outsourcing has been enabled by rule changes for public/private competitions, such as the recent selection of Lockheed Martin to operate the Federal Aviation Administration’s Automated Flight Services Station Network. In addition, recent trends have indicated an increase in demand by federal and civil government agencies for upgrading and investing in new information technology systems and solutions. As a result, we continue to focus our resources in support of infrastructure modernization that allows for interoperability and communication across agencies.

In addition, the increase in emphasis on homeland security may increase demand for our capabilities in areas such as air traffic management, ports and waterways security, biohazard detection systems for postal equipment, information systems security and other technical systems solutions.

During the 1990s, companies in our industry reacted to shrinking defense budgets for procurement and research and development by combining to maintain critical mass. More recently, we have sought to expand into adjacent product lines such as with the Littoral Combat Ship program and the recently awarded Marine One U.S. Presidential Helicopter contract. In addition, we have focused our efforts on select core acquisitions, cost savings and improving efficiency, as well as generating cash to repay debt incurred during the period of consolidation. Through these activities, we have been able to pass along savings to our customers, mainly the DoD.

Non-U.S. defense budgets have generally been flat or declining over the past decade. As a result, consolidation has also been occurring in the European aerospace industry, resulting in fewer but larger and more capable competitors.

Space Business

The commercial launch vehicle marketplace remains very competitive due mainly to lower-than-expected demand for new satellites as a result of excess capacity in the telecommunications industry. The reduction in demand has resulted in pricing pressures in both the launch vehicle and satellite markets. We received new orders for both commercial satellites and launch vehicles in both 2003 and 2004.

The above factors have impacted orders for our commercial launch vehicles, including the Evolved Expendable Launch Vehicle (EELV or Atlas V), our next generation launch vehicle program in which we have made significant investments over the past few years. The Atlas V is available for both commercial and U.S. Government use. This program has required investment of funds for research and development, start-up and other nonrecurring costs, and launch facilities. Some of these expenditures have been funded under an agreement with the U.S. Government. Commercial orders to-date for the Atlas V launch vehicle have been lower than originally expected and at lower prices. However, we have received a total of 19 launch assignments from the U.S. Government (including those described in the following paragraph), six of which are under contract and in backlog. The U.S. Government has been awarding missions incrementally as it continues to develop its acquisition strategy for future national missions. We had six Atlas launches in 2004, including our fourth Atlas V commercial launch. As of year-end 2004, the Atlas family of launch vehicles had a record of 74 consecutive successful launches.

In July 2003, the U.S. Air Force announced that our competitor in the EELV competition had violated the Procurement Integrity Act. As a result of that determination, the Air Force reassigned seven launch vehicles from the initial competition (referred to as “Buy I”) to us and removed our exclusion from West Coast launches. At the same time, the Air Force assigned us three new West Coast launches. To prepare for these, we are upgrading West Coast launch facilities, which requires further investment in the EELV program (see Note 5 to the financial statements). The investment will be recovered through pricing of the West Coast launches. The seven reassigned launches are expected to occur over the 2006 through 2009 time period. It is currently anticipated that the West Coast launch facilities will be operational during 2005.

The U.S. Government wants to maintain assured access to space to the maximum extent possible and has recognized the need to fund additional EELV infrastructure costs created by the weaker-than-originally-anticipated commercial market for launch services. The assured access monies approved in the 2005 defense budget will cover a portion of these costs. There is no assurance that the assured access funding provided for in the President’s fiscal year 2006 budget request will be approved by Congress.

Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture we have with two Russian government-owned space firms, has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. Commercial Atlas and Proton launch services are marketed around the world through International Launch Services (ILS), a joint venture between Lockheed Martin and LKEI. We consolidate the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest. We received six new awards for launches on Proton vehicles in 2004. Contracts for launch services usually require substantial advances from the customer prior to launch. At the end of 2004, $348 million of advances received from customers for Proton launch services not yet provided was included as a liability in our balance sheet in customer advances and amounts in excess of costs incurred.

A sizeable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to our customer. In addition, we have sent advances to Khrunichev for launches we purchased which have not yet been assigned to our customers. The advances sent to Khrunichev are included on our balance sheet in inventories. Advances for launches not under contract are subject to an agreement entered into in 2002 which provides for reduced future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. At year-end 2004, payments to Khrunichev included in inventories totaled $301 million. Our ability to realize the remaining amounts may be affected by Khrunichev’s ability to provide the launch services and the political environment in Russia. Through the end of 2004, launch services through LKEI and ILS have been provided according to contract terms.

The Corporation has entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the purchase, subject to certain conditions, of RD-180 booster engines for use in the Corporation’s Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the manufacturing process. Payments of $64 million made under this agreement for engines not yet delivered were included in the Corporation’s inventories at December 31, 2004.

In prior years, the U.S. Department of State has authorized one year International Traffic in Arms Regulations (ITAR) license extensions authorizing Lockheed Martin to have discussions with NPO Energomash on the RD-180 Engine and its use on the Atlas V

launch vehicle. In 2004, the U.S. Department of State issued a three year license extension, therefore mitigating the need for the annual license renewal process, and providing for longer term stability for Atlas V sales. In addition, the Proton launch services license also was extended for three years.

As discussed above, the commercial satellite market has continued to experience pricing pressures due to excess capacity. However, in the past two years, we have received seven commercial satellite orders and are in active discussions for additional satellite orders. We expect to continue to control costs in our commercial satellite manufacturing business while keeping our focus on providing a reliable product. In addition to commercial activity, we also have received new orders for government satellites in 2004 including the MUOS program and certain classified activities. A significant portion of the work on the MUOS program will be performed in our commercial satellite manufacturing facility.

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

Changes in government procurement policies and practices over the past several years, such as increases in the progress payment rate and the use of performance-based payments, have had a positive effect on our financial position and cash flows. But we are still exposed to risks associated with U.S. Government contracting, including technological uncertainties, dependence on fewer manufacturing suppliers and obsolescence, as well as Congressional appropriation and allotment of funds each year. Many of our programs involve the development and application of state-of-the-art technologies aimed at achieving challenging goals. As a result, setbacks, delays, cost growth and product failures can occur.

We provide products and services to government agencies such as the Departments of Energy, Homeland Security, Justice, and Health and Human Services, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, the National Aeronautics and Space Administration (NASA), the U.S. Coast Guard and the Transportation Security Administration. Although our lines of business addressing civil government needs are not dependent on defense budgets, they share many of the same risks as our defense businesses, as well as other risks unique to the particular programs. Although indemnification by the U.S. Government to cover potential claims or liabilities resulting from a failure of technologies developed and deployed may be available in some instances for our defense businesses, U.S. Government indemnification may not be available for homeland security purposes. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We do plan to seek, and in certain cases have obtained, limitation of such potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the “SAFETY Act” provisions of the Homeland Security Act of 2002. During 2004, we received SAFETY Act approvals for two such activities. In the event we were to provide homeland security-related products and services to a customer without such qualification, we would not be afforded the benefit of the SAFETY Act’s cap on tort liability or U.S. Government indemnification. Other risks unique to the civil government markets may include development of competing products, technological feasibility and product obsolescence.

We provide products and services to NASA, including the Space Shuttle program, mainly through our Space Systems and Information & Technology Services business segments. We also have a 50% equity interest in United Space Alliance, LLC which provides ground processing and other operational services to the Space Shuttle program. We are committed to securing return to flight of the Space Shuttle in 2005. We expect to compete for NASA programs related to the new Space Exploration Vision announced by the President and funded by Congress for fiscal year 2005.

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

Critical Accounting Policies

Contract Accounting / Revenue Recognition

A large part of our business is derived from long-term contracts for development, production and service activities which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government Contractors, the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting for a particular contract.

Generally, we record long-term, fixed-price contracts on a percentage of completion basis using units-of-delivery as the basis to measure progress toward completing the contract and recognizing sales. For example, we use this method of revenue recognition on our C-130J tactical transport aircraft program, Atlas and Proton launch vehicle programs, and Multiple Launch Rocket System program. For certain other long-term, fixed-price contracts that, along with other factors, require us to deliver minimal quantities over a longer period of time or to perform a substantial level of development effort in comparison to the total value of the contract, sales are recorded when we achieve performance milestones or using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales based on the ratio of costs incurred to our estimate of total costs at completion. As examples, we use this methodology for our F/A-22 Raptor program and the AEGIS Weapon System program. In some instances, long-term production programs may require a significant level of development and/or a low level of initial production units in their early phases, but will ultimately require delivery of increased quantities in later, full rate production stages. In those cases, the revenue recognition methodology may change from the cost-to-cost method to the units-of-delivery method after considering, among other factors, program and production stability. As we incur costs under cost-reimbursement-type contracts, we record sales. Cost-reimbursement-type contracts include time and materials and other level-of-effort-type contracts. Examples of this type of revenue recognition include the F-35 Joint Strike Fighter system development and demonstration (SDD) program and the THAAD missile defense program. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government (i.e., foreign military sales).

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

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Incentives and award fees related to performance on contracts, which are generally awarded at the discretion of the customer, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Award fees are recorded based on actual awards and anticipated performance.

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government, and therefore not necessarily on market-based factors. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, some of the amounts we spend for groundwater treatment and soil remediation related to discontinued operations and sites operated in prior years are allocated to our current operations as general and administrative costs under agreements reached with the U.S. Government.

Products and services provided under long-term development and production contracts make up a large portion of our business. Therefore, the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are generally included in earnings in the current period. We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Business segment personnel assess the status of contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel separately from the business segment performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency.

Post-Retirement Benefit Plans

Most employees are covered by defined benefit pension plans (pension plans), and we provide health care and life insurance benefits to eligible retirees. Our earnings may be negatively or positively impacted by the amount of expense or income we record for our employee benefit plans. This is particularly true with expense or income for pension plans because those calculations are sensitive to changes in several key economic assumptions and workforce demographics.

We account for our pension plans using Statement of Financial Accounting Standards (FAS) 87, Employers’ Accounting for Pensions. Those rules require that the amounts we record, including the expense or income for the plans, be computed using actuarial valuations. These valuations include many assumptions, including assumptions we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense or income for the following fiscal year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels.

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

An example of how changes in these assumptions can affect our financial statements occurred in 2004. We reassess the discount rate assumption at the end of each year. Based on our review of interest rates at the end of the year, we lowered our discount rate assumption to 5.75% at year-end 2004, compared to 6.25% used at the end of 2003. This change, together with other factors such as the effects of the actual return on plan assets over the past few years, resulted in our projecting that the amount of pension expense for 2005 will increase by approximately 25% to 30% as compared to 2004 expense. The change in the discount rate is the main factor causing this result. The decrease of 50 basis points in the discount rate increased the estimated 2005 pension expense by approximately $160 million. This annual review of our pension plan assumptions also affects the pension liability recorded in our balance sheet.

At the end of each of the last three years, we recorded a noncash after-tax adjustment in the stockholders’ equity section of our balance sheet to reflect a minimum pension liability for most of our pension plans. These adjustments were calculated on a plan-by-plan basis, and were determined by comparing the accumulated benefit obligation (ABO) for each plan to the fair value of that plan’s assets. The amount by which the ABO exceeds the fair value of the plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability, with a corresponding increase in an intangible asset, if appropriate, and a reduction to stockholders’ equity. In 2004, the adjustment we recorded reduced stockholders’ equity by about $275 million, mainly due to the change in the discount rate at December 31, 2004. This comes after stockholders’ equity increased by about $300 million from the adjustment made in 2003, mainly due to favorable asset returns for the year. At the end of 2002, the adjustment reduced stockholders’ equity by $1.5 billion. These minimum pension liability adjustments did not impact earnings. The amount of the minimum pension liability is computed at each year-end and could decrease or increase depending on changes in interest rates and other factors.

U.S. Government Cost Accounting Standards (CAS) are a major factor in determining our funding requirements and govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S Government. Funded amounts are recovered over time through the pricing of our products and services on U.S. Government contracts, and therefore are recognized in our net sales. The total funding requirement for pension plans under CAS in 2004 was $289 million. For 2005, we expect our funding requirements under CAS to increase. Also in 2005, funding in addition to the amount calculated under CAS will likely be required under Internal Revenue Code rules. Any additional amounts computed under those rules are considered to be prepayments under the CAS rules, and therefore are recorded on our balance sheet and recovered in future periods. In 2004 and 2003, we made discretionary prepayments of $485 million and $450 million, respectively, to the pension trust, which reduced or will reduce our cash funding requirements in the following year.

The FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with FAS 87 and pension costs calculated and funded in accordance with CAS. Since the CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in a particular segment’s net sales, the results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules. Accordingly, the FAS/CAS adjustment is an amount included in the reconciliation of total segment operating profit to consolidated operating profit under GAAP. See the discussion of “Net Unallocated Corporate (Expense) Income” under “Discussion of Business Segments.”

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law in December 2003. Under the Act, Medicare will provide a prescription drug benefit beginning in 2006. Based on current estimates and pending review of the final regulations related to the Act, we calculated a reduction in our retiree healthcare benefit obligation of $295 million at December 31, 2004. The impact on net earnings of the reduction in the net periodic post-retirement benefits cost for 2005, after application of government contracting regulations, is not expected to be material.

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

At the end of 2004, the total amount of liabilities recorded on our balance sheet for environmental matters was approximately $420 million. About 60% of the liability relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability related to other properties (including current operating facilities and certain facilities operated in prior years) for which our obligation is probable and the financial exposure can be estimated. We have recorded an asset for the portion of environmental costs that are probable of future recovery in pricing of our products and services for U.S. Government businesses. The amount that is expected to be allocated to our commercial businesses has been expensed through cost of sales. Any recoveries we receive would reduce the allocated amounts included in our future U.S. Government sales and cost of sales.

Acquisition and Divestiture Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. This is accomplished internally, through our independent research and development activities or with acquisitions. We selectively pursue the acquisition of businesses that complement our current portfolio and allow expansion into adjacent markets or access to new technologies. We have made a number of such niche acquisitions during the past several years.

In February 2005, we entered into a definitive agreement to acquire The SYTEX Group, Inc. (TSGI) for net consideration of $462 million. TSGI provides information technology solutions and technical support services to the DoD and other federal agencies. The transaction is subject to government approvals, including a review under the Hart-Scott-Rodino Antitrust Improvements Act and satisfaction of other closing conditions. We expect the transaction will close in early 2005.

In June 2004, we terminated our September 2003 merger agreement, as amended, with The Titan Corporation, as certain closing conditions were not met on or before June 25, 2004 as required.

We may also explore the sale of non-core businesses and surplus real estate. If we were to decide to sell any such businesses or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when the value of the related asset is determined to be impaired.

Results of Operations

Since our operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules, the results of operations of a particular year, or year-to-year comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in this discussion are presented on a “per diluted share” basis.

Net Sales

(In billions)

The following discussion of net sales and operating results will provide an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows, will describe the contributions of each of our business segments to our consolidated results for 2004, 2003 and 2002.

For 2004, net sales were $35.5 billion, a 12% increase over 2003 sales. Sales for 2003 were $31.8 billion, an increase of 20% compared to 2002. Sales increased in all segments as compared to the prior year for the third straight year. The U.S. Government is our largest customer, accounting for about 80% of our sales for 2004, compared to 78% in 2003 and 80% in 2002. For 2004, 2003 and 2002 the operating (loss) profit items in the table below, in addition to other items, were included in “Net Unallocated Corporate (Expense) Income” (see the related “Discussion of Business Segments” below).

(In millions, except per share data)	Operating (Loss) Profit	Net (Loss) Earnings	(Loss) Earnings Per Share
Year ended December 31, 2004
Charge for Pit 9 litigation	$(180)	$(117)	$(0.26)
Charge for early retirement of debt	(154)	(100)	(0.22)
Gain on sale of interest in New Skies	91	59	0.13
Gain on sale of COMSAT General business	28	4	0.01
Benefit from closure of an IRS examination	—	144	0.32

	$(215)	$(10)	$(0.02)

Year ended December 31, 2003
Charge for early retirement of debt	$(146)	$(96)	$(0.21)
Charge related to exit from the commercial mail sorting business	(41)	(27)	(0.06)
Gain on partial reversal of Space Imaging charge	19	13	0.03
Gain on sale of the commercial IT business	15	8	0.02

	$(153)	$(102)	$(0.22)

Year ended December 31, 2002
Write-down of telecommunications investments	$(776)	$(504)	$(1.12)
Charge related to a Russian launch services provider	(173)	(112)	(0.25)
Write-down of investment in Space Imaging and charge related to recording of guarantee	(163)	(106)	(0.23)
Benefit from R&D tax credit settlement	—	90	0.20

	$(1,112)	$(632)	$(1.40)

Our operating profit for 2004 was $2.1 billion, an increase of 3% compared to 2003. Our operating profit for 2003 was $2.0 billion, an increase of 74% compared to 2002.

Interest expense for 2004 was $425 million, $62 million lower than in 2003 mainly due to reductions in our debt portfolio. Interest expense for 2003 was $487 million, $94 million lower than the amount for 2002. This was primarily the result of reductions in our debt portfolio and the favorable impact of having issued $1.0 billion of floating rate convertible notes in August 2003 to replace higher cost fixed rate debt.

Our effective tax rates were 23.9% for 2004, 31.3% for 2003 and 7.7% for 2002. A $144 million reduction in our income tax expense primarily resulting from the closure of an Internal Revenue Service (IRS) examination reduced our 2004 tax rate. A $90 million tax benefit related to settlement of a research and development tax credit claim reduced our tax rate for 2002. Tax benefits related to export sales, tax refund initiatives, and adjustments to true-up actual tax return liabilities reduced our tax rate for each of the three years.

Recently enacted tax legislation has repealed the Extraterritorial Income (ETI) exclusion relating to export sales. Over a transition period beginning in 2005, the new tax rules phase-out the ETI exclusion benefit and provide for a new tax deduction in computing profits from the sale of products manufactured in the United States. The tax benefit we realize from the new legislation is expected to be substantially equivalent to the benefit we realized under the repealed ETI exclusion.

Net earnings increased as compared to the prior year for the third straight year. We reported net earnings of $1.3 billion ($2.83 per share) in 2004, compared to net earnings of $1.1 billion ($2.34 per share) in 2003. Net earnings for 2002 were $500 million ($1.11 per share), and reflected losses from discontinued operations of $33 million ($0.07 per share).

Discussion of Business Segments

We operate in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S) and Information & Technology Services (I&TS).

Net sales have increased in each of our business segments over the last three years. Our demonstrated performance and broad portfolio of capabilities have contributed to this growth.

In the Aeronautics business segment, sales growth has been driven by Combat Aircraft activities, which made up over 80% of this business segment’s revenue. Sales on the F-35 Joint Strike Fighter program have increased as we completed the third full year on the SDD contract. During 2004, we initiated a weight reduction effort focusing on the Short Take-Off Vertical Landing (STOVL) variant of the aircraft. Approximately 3,000 pounds were removed from the STOVL design and significant weight-savings were applied to the other two variants. The F/A-22 program has contributed to our sales growth as we continue to build aircraft under low-rate initial production contracts. In 2004, 15 F/A-22s, our highest annual total to date on the program, were delivered including the final six Production Lot 1 aircraft and the first nine Production Lot 2 aircraft. Activities on our F-16 programs increased as we delivered 83 aircraft during 2004 as compared to 62 aircraft in 2003. Activity on the C-130J program included delivery of 13 aircraft in 2004, which represented the near completion of the initial 119 aircraft program and delivery of the first two aircraft under the multi-year award for 60 aircraft that was received in 2003. We began to recognize profits on the 13 C-130J aircraft delivered in 2004.

The Electronics Systems business segment has a broad portfolio of products and services. Many of its activities involve a combination of both development and production contracts with varying delivery schedules. The mix of contract types varies, and we expect this to continue in the short term; it may affect the year-to-year comparisons of segment margins and the operating results of the lines of businesses within Electronic Systems.

The Space Systems business segment is a key supplier of space solutions, primarily to our U.S. Government customers. Satellites and Strategic & Defensive Missile System activities are expected to experience steady growth. The commercial satellite and launch vehicle industries continue to be very competitive, with resulting pricing pressures. The activities in the Titan launch vehicle program will continue, though at a lower level than prior years, as we work to complete the remaining two U.S. Government missions.

The IS&S and I&TS business segments continue to focus their capabilities in providing information technology services to defense, intelligence and other government customers. We expect continued strong growth in providing information technology solutions to government agencies.

In the following tables of financial data, the total of the operating results of the business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Net unallocated Corporate expense” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for certain stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities.

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

This table shows net sales and operating profit of the business segments and reconciles to the consolidated total.

(In millions)	2004	2003	2002
Net sales
Aeronautics	$11,781	$10,202	$6,471
Electronic Systems	9,724	8,991	8,685
Space Systems	6,357	6,021	5,287
Integrated Systems & Solutions	3,850	3,420	3,015
Information & Technology Services	3,801	3,174	3,104

Total business segments	35,513	31,808	26,562
Other	13	16	16

	$35,526	$31,824	$26,578

Operating profit
Aeronautics	$899	$690	$448
Electronic Systems	969	858	875
Space Systems	489	403	279
Integrated Systems & Solutions	334	291	241
Information & Technology Services	285	226	177

Total business segments	2,976	2,468	2,020

Net unallocated Corporate expense	(887)	(449)	(862)

	$2,089	$2,019	$1,158

Segment Operating Profit

(In millions)

The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was $74 billion at December 31, 2004. This amount included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer - Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite-quantity (IDIQ) type contracts. Funded backlog was approximately $40.2 billion at December 31, 2004.

The Aeronautics segment generally includes fewer programs that have much larger sales and operating results than programs included in the other segments. Therefore, due to the large number of comparatively smaller programs in the remaining segments, the discussions of the results of operations of these business segments generally focus on lines of business within the segments rather than on specific programs. The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 15 to the financial statements.

Aeronautics

Aeronautics’ operating results included the following:

(In millions)	2004	2003	2002
Net sales	$11,781	$10,202	$6,471
Operating profit	899	690	448
Backlog at year-end	30,489	37,580	35,477

Net sales for Aeronautics increased by 15% in 2004 compared to 2003. The majority of the increase in sales, $1.5 billion, was due to higher volume on the F-35 Joint Strike Fighter, F-16 and F/A-22 Combat Aircraft programs. In 2004, 83 F-16s were delivered, 21 more than in 2003. The remaining increase in sales was mainly due to higher C-5 activities in Air Mobility. There were 13 C-130J deliveries in 2004 compared to 15 deliveries in 2003.

Net sales for Aeronautics increased by 58% in 2003 compared to 2002 due to growth in Combat Aircraft and Air Mobility. Approximately half the growth in Combat Aircraft was due to higher volume on the F-35 program with a majority of the remaining growth attributable to F-16 programs as a result of increased deliveries. In 2003, 62 F-16s were delivered, 41 more than in 2002. Increased C-130J deliveries contributed $470 million to the year-over-year growth in sales. There were 15 C-130J deliveries in 2003 compared to eight deliveries in 2002.

Operating profit for the segment increased by 30% in 2004 compared to 2003. Combat Aircraft operating profit increased $95 million primarily as a result of higher sales volume on the programs discussed above and improved performance on the F/A-22 program. The remaining increase was primarily attributable to $85 million in operating profit recognized on the C-130Js delivered in 2004. The Corporation began recognizing profits on C-130J deliveries in 2004 upon resolution of certain technical aircraft performance risks, manufacturing performance improvements and the achievement of stable production as a result of securing a multi-year contract in 2003.

Operating profit for the segment increased by 54% in 2003 compared to the 2002 periods. This increase was primarily due to the impact of the volume increases in Combat Aircraft and performance on other programs. In 2003 and 2002, the C-130J deliveries did not impact operating profit due to the previously disclosed suspension of earnings recognition on the program.

Backlog decreased in 2004 as compared to 2003 primarily as a result of sales volume on the F-35 and F-16 programs as well as deliveries of C-130J aircraft.

Electronic Systems

Electronic Systems’ operating results included the following:

(In millions)	2004	2003	2002
Net sales	$9,724	$8,991	$8,685
Operating profit	969	858	875
Backlog at year-end	18,239	17,339	16,034

Net sales for Electronic Systems increased 8% in 2004 as compared to 2003. The increase in sales was due to higher volume in Maritime Systems & Sensors (MS2) and Missiles & Fire Control (M&FC). Higher volume on surface systems programs accounted for most of MS2’s sales growth of $450 million. M&FC’s sales increased $265 million, primarily due to higher volume on fire control and tactical missile programs.

Net sales for Electronic Systems increased 4% in 2003 as compared to 2002. Sales increases in M&FC and MS2 more than offset a decline at Platform, Training & Transportation Systems (PT&TS). Increased volume in air defense and tactical missile programs accounted for the majority of M&FC’s $250 million sales growth over 2002. In MS2, the $155 million increase in sales was primarily due to higher volume on radar and surface systems programs. The PT&TS decline of $100 million was the result of lower volume on transportation and security system activities. The majority of this decline is attributable to the 2002 rapid deployment of Transportation Security Administration (TSA) programs.

Operating profit for the segment increased by 13% in 2004 compared to 2003. Operating profit increased $145 million due to improved performance on tactical missile and fire control programs at M&FC and on radar programs at MS2. The decrease in operating profit at PT&TS was due to a $25 million loss provision recorded in the third quarter of 2004 on certain international simulation and training contracts.

Operating profit for the segment decreased by 2% in 2003 compared to 2002. PT&TS’ operating profit declined by $40 million due to a changing mix of program maturity and initial development activities on platform integration programs, as well as the impact of the decline in volume in transportation and security system activities. These decreases more than offset a $25 million increase in operating profit primarily attributable to higher volume on air defense programs at M&FC.

The increase in backlog during 2004 over 2003 resulted from increased orders on development programs.

Space Systems

Space Systems’ operating results included the following:

(In millions)	2004	2003	2002
Net sales	$6,357	$6,021	$5,287
Operating profit	489	403	279
Backlog at year-end	16,112	12,813	10,701

Net sales for Space Systems increased by 6% in 2004 compared to 2003, as increases in Satellites of $320 million and Strategic & Defensive Missile Systems (S&DMS) of $75 million more than offset a decrease in Launch Services. The increase in Satellites was due to increased volume on government satellite programs and one additional commercial satellite delivery in 2004. In S&DMS, the increase was primarily attributable to fleet ballistic missile programs. The lower volume in Launch Services was mainly due to a decline in the Titan launch vehicle program, which more than offset increases in both Atlas launches (six in 2004 compared to five in 2003) and Proton launches (four in 2004 compared to two in 2003).

Net sales for Space Systems increased by 14% in 2003 compared to 2002. Sales increased by $570 million in Satellites and $140 million in S&DMS compared to 2002. The growth in Satellites was due to higher volume on government satellite programs. The growth in S&DMS was attributable to increases in both fleet ballistic missile and missile defense activities. In Launch Services, increased Titan activities offset lower sales resulting from a decline in Proton deliveries (two in 2003 and four in 2002). There were five Atlas launches in both 2003 and 2002.

Operating profit for the segment increased 21% in 2004 as compared to 2003. Launch Services’ operating profit increased $65 million. This increase was primarily due to U.S. Government support of the Atlas program and the benefit resulting from the first quarter termination of a launch vehicle contract by a commercial customer, offset by a decline in activities on the Titan launch vehicle program. Satellites’ operating profit increased $20 million due to commercial satellite deliveries, partially offset by lower profitability on a government satellite program. In 2003, government satellites operating profit reflected a $30 million charge related to a NASA satellite program.

Operating profit for the segment increased 44% in 2003 as compared to 2002. Satellites’ operating profit increased by $70 million over the 2002 period mainly due to improved performance on commercial satellite activities and volume increases on government satellite programs, including the impact of a $30 million charge recorded in 2003 related to a NASA satellite program. In Launch Services, operating profit increased by $35 million. The increase was primarily due to improved performance and risk retirement activities on the maturing Titan program, which were partially offset by the impact of a decline in Proton launches in 2003. S&DMS’ operating profit increased by $20 million due to the impact of the volume increases discussed above.

The increase in backlog during 2004 as compared to 2003 was mainly due to an increase in orders for government satellites, launch services and missile defense activities.

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

(In millions)	2004	2003	2002
Net sales	$3,850	$3,420	$3,015
Operating profit	334	291	241
Backlog at year-end	4,586	4,350	3,556

Net sales for IS&S increased by 13% in 2004 as compared to 2003 and by 13% for 2003 over 2002. For both comparative periods, the sales increases were primarily attributable to a higher volume of intelligence, defense and information assurance activities.

Operating profit for the segment increased 15% in 2004 as compared to 2003 and by 21% for 2003 over 2002. The increases in operating profit for both comparative periods were primarily attributable to higher volume and performance improvements on the activities described above.

Information & Technology Services

Information & Technology Services’ operating results included the following:

(In millions)	2004	2003	2002
Net sales	$3,801	$3,174	$3,104
Operating profit	285	226	177
Backlog at year-end	4,560	4,817	4,617

Net sales for I&TS increased by 20% in 2004 as compared to 2003. The increase in sales was primarily attributable to higher volume of $510 million in Information Technology. Information Technology’s sales improved due to organic growth, as well as the net impact of our purchase of Affiliated Computer Services’ federal government IT business and the concurrent sale of our commercial IT business in November 2003. The remaining increase in sales of $120 million was primarily attributable to higher volume in Defense Services, which offset a decline in NASA sales.

Net sales for I&TS increased by 2% in 2003 as compared to 2002. The sales increase for the year was mainly the result of volume increases of $110 million in Information Technology, which more than offset lower sales volume totaling $40 million on Defense Services and NASA programs. Information Technology’s results included the net impact of the previously mentioned transactions with Affiliated Computer Services in 2003.

Operating profit for the segment increased by 26% in 2004 as compared to 2003. The operating profit increase was mainly due to Information Technology volume and program performance.

Operating profit for the segment increased by 28% in 2003 as compared to 2002. The operating profit increase was mainly due to the higher volume in Information Technology and improved performance across all lines of business.

The I&TS segment includes a business unit that provides services to the government of Argentina. At December 31, 2004, we had net investments in and advances to this unit totaling about $20 million. While we expect that these amounts will be recovered, there is always the potential that further devaluation of the Argentine peso, deterioration in the Argentine economy or other factors could adversely affect our ability to recover those amounts.

Net Unallocated Corporate (Expense) Income

The following table shows the components of net unallocated Corporate (expense) income. For a discussion of the FAS/CAS pension adjustment and other types of items included in net unallocated Corporate (expense) income, see Note 15 to the financial statements. For information about items not considered in segment operating performance, see the table under the previous discussion of results of operations. The decrease in “Other, net” was primarily due to lower earnings on our equity investments in 2004.

(In millions)	2004	2003	2002
FAS/CAS pension adjustment	$(595)	$(300)	$243
Items not considered in segment operating performance	(215)	(153)	(1,112)
Other, net	(77)	4	7

	$(887)	$(449)	$(862)

The difference between pension costs calculated and funded in accordance with CAS and pension expense determined in accordance with FAS 87 is not included in segment operating results and therefore is a reconciling item between operating profit from the business segments and consolidated operating profit (FAS/CAS pension adjustment). The CAS funding amount is allocated among the business segments and is included as an expense item in the segments’ cost of goods sold. A majority of the cost is also passed along to our customers through contract pricing, and is consequently included in the segments’ sales.

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS (expense) income, and the resulting FAS/CAS pension adjustment:

(In millions)	2004	2003	2002
FAS 87 (expense) income	$(884)	$(484)	$156
Less: CAS expense and funding	(289)	(184)	(87)

FAS/CAS pension adjustment – (expense) income	$(595)	$(300)	$243

As disclosed in Note 12 to the financial statements, FAS 87 expense increased primarily due to higher recognized net actuarial losses and higher service cost in 2004, and due to a lower expected return on plan assets in addition to these other two factors in 2003.

Liquidity and Cash Flows

Our management has set forth strategic cash deployment objectives to help ensure that we keep a focus toward growing our core business and increasing shareholder value, and that we are in a position to take advantage of opportunities to do so when they arise. Those objectives include internal investment in our business (e.g., capital expenditures, independent research and development), share repurchases, increases in dividends, debt reductions, and selected acquisitions of businesses consistent with our strategy. The following discussion highlights our cash activities over the past three years as well as our future plans.

Net Cash Provided By Operating Activities

(In millions)

Operating Activities

Cash from operations continues to be the primary source of funds for financing our activities. Cash from operations amounted to $2.9 billion in 2004, $1.8 billion in 2003 and $2.3 billion in 2002. Our earnings, adjusted for non-cash items such as depreciation and amortization and impairment charges, were the driving force behind these cash flows. Our working capital has continued to be a focus of our cash management processes, particularly with our sales having increased by $11.5 billion over the last three years. We attribute this performance to our continued discipline in managing our cash conversion cycle, including the negotiation of performance-based progress payment or advance payment terms in our contracts, inventory management, and billing and collection activities. We continue to leverage the billing and collection processes of our Shared Services centers, including the emphasis on electronic interfaces with our U. S. Government customers. Cash from operations is net of internal investments we have made in our business relative to independent research and development and bid and proposal activities aggregating $962 million in 2004, $903 million in 2003 and $830 million in 2002. During 2004 and 2003, we made discretionary prepayments of $485 million and $450 million, respectively, to pre-fund our pension plan trusts that reduced cash from operations. Such payments were made to reduce our cash funding requirements in the subsequent year. Our 2002 cash from operations included $117 million from the settlement of a research and development tax credit claim. We expect our cash from operations to continue to be strong over the next two years.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $769 million in 2004, $687 million in 2003 and $662 million in 2002. We expect our capital expenditures to increase over the next two years consistent with the expected growth in our business.

Acquisitions, divestitures and other activities – In addition to our internal investment in capital expenditures and independent research and development activities, we also selectively identify businesses for potential acquisition. During 2004, we paid $91 million for businesses to strengthen our capabilities in providing services to defense and other government customers. During 2003, we paid approximately $645 million for two businesses to strengthen our capabilities in providing IT services to defense, intelligence and other government customers. We also paid $130 million in 2003 related to our guarantee of Space Imaging, LLC’s borrowings under its credit facility.

During the past three years, we have divested non-core businesses, primarily those serving commercial markets. We received cash of approximately $90 million in 2004 from the sale of our COMSAT General business, $110 million in 2003 from the sale of our commercial IT business and $134 million in 2002 from the sale of certain discontinued telecommunication businesses.

During 2004, New Skies Satellites, N.V. was sold to a private equity firm. Our portion of the proceeds was $148 million, $140 million of which was received in 2004. In December 2003, Inmarsat Ventures, Ltd., a venture in which we held a 14% interest, was acquired by a consortium of private equity firms in a leveraged buyout transaction. In exchange for our interest, we received cash of $114 million and a 14% ownership interest in the new Inmarsat holding company, Inmarsat Group Holdings, Ltd., valued at $96 million. During 2004, Inmarsat Group Holdings refinanced its debt, and we received cash of $50 million, reducing our investment to $46 million while retaining our 14% ownership interest.

In January 2005, the sale of Intelsat, Ltd. to a private equity firm was completed for $18.75 per share. We received proceeds of about $750 million for our 25% ownership of Intelsat.

Financing Activities

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. In 2004, we used $1.1 billion of cash for the early retirement and scheduled repayment of long-term debt. We used $163 million of cash for costs associated with the early retirement of $951 million of debt through our tender offers. In 2003, we issued $1.0 billion of floating rate convertible senior debentures that bear interest at three-month LIBOR less 25 basis points, reset quarterly. We used the proceeds of that issuance, along with cash from operations, to repay $2.2 billion of debt in advance of its maturity and retire other high cost debt. We used $175 million of cash for debt issuance and repayment costs to complete those transactions.

Share repurchases and dividends – We also used cash in each of the last three years for the repurchase of shares of our common stock: $772 million for 14.7 million common shares in 2004, of which $673 million for 12.9 million common shares was settled during the year, $482 million in 2003 for 10.7 million common shares and $50 million in 2002 for 1.0 million common shares. These transactions were pursuant to our share repurchase program initiated in 2002. A total of 16.6 million common shares may be repurchased in the future under the program.

The payment of dividends on our common shares is one of the key components of our balanced cash deployment strategy. Shareholders were paid cash dividends of $405 million in 2004, $261 million in 2003 and $199 million in 2002. We have increased our quarterly dividend rate in each of the last two years. We paid a quarterly dividend of $0.22 per share during each of the first three quarters of 2004 and $0.25 per share for the last quarter of 2004. In 2003, we paid quarterly dividends of $0.12 per share during each of the first three quarters of the year and $0.22 for the last quarter of 2003.

We plan to continue to deploy a majority of the cash we generate from operations (after capital expenditures) to repurchase shares and pay dividends.

Capital Structure and Resources

At December 31, 2004, our total long-term debt amounted to $5.1 billion. Our long-term debt is mainly in the form of publicly issued notes and debentures. Our long-term debt bears interest at fixed rates, except for $1.0 billion of convertible debentures issued in 2003 with a floating interest rate based on LIBOR (discussed in more detail below). Through our repayment activities, our long-term debt has declined from a balance of $9.9 billion at December 31, 2000. We improved our debt-to-total capital ratio from 58% at December 31, 2000 to 42% at December 31, 2004.

Debt-To-Total Capital Ratio

(In percent)

Our stockholders’ equity amounted to $7.0 billion at December 31, 2004, an increase of $265 million from December 31, 2003. The increase resulted from net earnings and stock plan activities partially offset by our payment of dividends, an increase in our minimum pension liability and share repurchase activity.

Return on invested capital (ROIC) improved by 120 basis points during 2004 to 11.9%. We define ROIC as net income plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt). We believe that reporting ROIC provides investors with greater visibility into how effectively Lockheed Martin uses the capital invested in its operations. We use ROIC to evaluate multi-year investment decisions and as a long-term performance measure. We also plan to use ROIC as a factor in evaluating management performance for incentive compensation purposes in 2005. ROIC is not a measure of financial performance under generally accepted accounting principles in the U.S., and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. See Consolidated Financial Data - Five Year Summary on page 26 for additional information concerning how we calculate ROIC.

In 2004, we repaid a total of $1.1 billion of long-term debt, including scheduled and early debt repayments. Through the completion of tender offers, we repaid debt totaling $951 million: $285 million (73%) of our outstanding 7.70% Notes due June 15, 2008 and $666 million (67%) of our outstanding 8.20% Notes due December 1, 2009. In connection with these early repayments, we recorded charges in 2004, net of state income tax benefits, totaling $154 million. The charges reduced net earnings by $100 million ($0.22 per share).

At December 31, 2004, we had in place a $1.5 billion revolving credit facility, which expires in July 2009, and a $500 million revolving credit facility, which expires in July 2005. There were no borrowings outstanding under either facility at December 31, 2004. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a defined bank Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2004. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

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

Cash and cash equivalents, short-term investments, cash flow from operations and other available financing resources, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as acquisition and other discretionary investment needs, projected over the next three years.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2004, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle other long-term liabilities. Capital lease obligations were negligible. Payments due under these long-term obligations and commitments are as follows:

	Payments Due by Period
(In millions)	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
Long-term debt (a)	$5,119	$15	$269	$432	$4,403
Operating lease commitments	1,066	251	333	201	281
Purchase obligations	1,541	866	564	111	—
Other long-term liabilities	1,183	197	271	128	587

Total contractual cash obligations	$8,909	$1,329	$1,437	$872	$5,271

(a)	Long-term debt includes scheduled principal payments only.

Generally, our long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets.

Purchase obligations include agreements and requirements contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to sub-contractors, outsourcing arrangements, and non-cancelable commitments for property, plant and equipment. Generally, amounts for purchase obligations in the preceding table exclude contractual commitments entered into as a result of contracts we have with our U.S. Government customers. These commitments are excluded because the U.S. Government would be required to pay us for any costs we incur if they terminate our contracts with them “for convenience” pursuant to FAR. For example, if we had commitments to purchase goods and services that were entered into as a result of a specific contract we received from our U.S. Government customer and the customer terminated the contract for convenience, any amounts we would be required to pay to settle the related commitments, as well as amounts previously incurred, would generally be reimbursed by the customer. This would also be true in cases where we perform sub-contract work for a prime contractor under a U.S. Government contract. The termination for convenience language may also be included in contracts with foreign, state and local governments. If so, amounts related to purchase obligations entered into in support of those contracts were excluded from the preceding table. To the extent contracts with customers do not include termination for convenience provisions, including contracts with commercial customers, related purchase obligation amounts are included in the table.

Amounts related to “Other long-term liabilities” in the preceding table represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2004. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans and environmental liabilities. Obligations related to environmental liabilities represent our estimate of remediation payment obligations under government consent decrees and agreements, excluding amounts reimbursed by the U.S. Government in its capacity as a potentially responsible party under an agreement entered into in 2000.

We have entered into standby letter of credit agreements and other arrangements with financial institutions and customers mainly relating to advances received from customers and/or the guarantee of future performance on some of our contracts. At December 31, 2004, we had outstanding letters of credit, surety bonds and guarantees, as follows:

	Commitment Expiration per Period
(In millions)	Total Commitment	Less than 1 year	1–3 years	3–5 years	After 5 years
Standby letters of credit (a)	$2,713	$2,385	$310	$7	$11
Surety bonds (a)	328	189	139	—	—
Guarantees	4	4	—	—	—

Total commitments	$3,045	$2,578	$449	$7	$11

(a)	Approximately $2,245 million and $115 million of standby letters of credit in the “less than 1 year” and “1–3 year” periods, respectively, and approximately $64 million of surety bonds in the “less than 1 year” period, are expected to renew for additional periods until completion of the contractual obligation.

Included in the table above is approximately $420 million representing letter of credit and surety bond amounts for which related obligations or liabilities are also recorded in the balance sheet, either as reductions of inventories, as customer advances and amounts in excess of costs incurred, or as other liabilities. Approximately $2 billion of the standby letters of credit in the table above were to secure advance payments received under an F-16 contract from an international customer. These letters of credit are available for draw down in the event of our nonperformance, and the amount available will be reduced as certain events occur throughout the period of performance in accordance with the contract terms. Similar to the letters of credit for the F-16 contract, other letters of credit and surety bonds are available for draw down in the event of our nonperformance.

Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating rate long-term debt. The estimated fair values of the Corporation’s long-term debt instruments at December 31, 2004, aggregated approximately $6.3 billion, compared with a carrying amount of approximately $5.1 billion. The majority of our long-term debt obligations are not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates; however, at year-end 2004, we had no such agreements in place.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time as the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At December 31, 2004, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact our net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, we intend to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and earnings per share for the year ended December 31, 2004 can be found in Note 1 to the financial statements, and we expect the impact of implementing the new standard using this model will be a reduction in earnings per share of approximately $0.10 to $0.20 on a full year basis. However, a number of technical implementation issues are yet to be resolved, including the selection and use of an appropriate valuation model, and the ultimate impact of adopting FAS 123(R) is not yet known.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, the Corporation calculated a reduction in its accumulated post-retirement benefit obligation at December 31, 2004 of $295 million from the effects of the new law and, after application of government contracting regulations, doesn’t anticipate a material impact on net earnings from the reduction in net periodic post-retirement benefits cost in 2005.

Controls and Procedures

We maintain disclosure controls and procedures, including internal control over financial reporting, that are designed to ensure that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (SEC) is reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We routinely review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of two or more business units, and migrating certain processes to our Shared Services centers. In addition, when we acquire new businesses, we review the controls and procedures of the acquired business as part of our integration activities.

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of December 31, 2004. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO.

During 2004, we devoted significant effort to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act. This effort expanded upon our long-standing practice of acknowledging management’s responsibility for the establishment and effective operation of internal control through performing self-assessment and monitoring procedures. Based on this work and other evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures, including our internal control over financial reporting, were effective as of December 31, 2004. Management’s report on financial statements and internal control over financial reporting appears on page 51. In addition, both our assessment and the effectiveness of internal control over financial reporting were audited by our independent auditors. Their unqualified report appears on page 52.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” on page 50, and under the caption “Derivative financial instruments” in Note 1 – Significant Accounting Policies on page 60 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Financial Statements and Internal Control Over Financial Reporting

The management of Lockheed Martin is responsible for the consolidated financial statements and all related financial information contained in this Annual Report on Form 10-K. The consolidated financial statements, which include amounts based on estimates and judgments, have been prepared in accordance with accounting principles generally accepted in the United States. Management believes the consolidated financial statements fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation. The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

The management of Lockheed Martin is also responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Corporation (as defined by the Securities Exchange Act of 1934). This system is designed to provide reasonable assurance, based on an appropriate cost-benefit relationship, that assets are safeguarded and transactions are properly executed and recorded. An environment that provides for an appropriate level of control consciousness is maintained through a comprehensive program of independent management testing to identify and correct deficiencies, examinations by internal auditors and audits by the Defense Contract Audit Agency for compliance with federal government rules and regulations applicable to contracts with the U.S. Government.

Management conducted an evaluation of the effectiveness of the Corporation’s system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2004. Management’s assessment has been audited by Ernst & Young LLP, as stated in their report included herein.

Essential to the Corporation’s internal control system is management’s dedication to the highest standards of integrity, ethics and social responsibility. To support these standards, management has issued the Code of Ethics and Business Conduct (the Code). The Code provides for a help line that employees can use to confidentially or anonymously communicate to the Corporation’s ethics office complaints or concerns about accounting, internal control or auditing matters. These matters are forwarded directly to the Audit and Ethics Committee of the Corporation’s Board of Directors.

The Audit and Ethics Committee, which is composed of six independent directors, has oversight responsibility for the Corporation’s financial reporting process and the audits of the consolidated financial statements and internal control over financial reporting. Both the independent auditors and the internal auditors have unrestricted access to meet with members of the Audit and Ethics Committee, with or without management representatives present. The Audit and Ethics Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in the Corporation’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

/s/ Robert J. Stevens	/s/ Christopher E. Kubasik
ROBERT J. STEVENS	CHRISTOPHER E. KUBASIK
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Financial Statements and Internal Control Over Financial Reporting, that Lockheed Martin Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Lockheed Martin Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Baltimore, Maryland

February 23, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Baltimore, Maryland

February 23, 2005

Lockheed Martin Corporation

Consolidated Statement of Earnings

	Year ended December 31,
(In millions, except per share data)	2004	2003	2002
Net sales	$35,526	$31,824	$26,578
Cost of sales	33,558	29,848	24,629

	1,968	1,976	1,949
Other income and expenses, net	121	43	(791)

Operating profit	2,089	2,019	1,158
Interest expense	425	487	581

Earnings from continuing operations before taxes	1,664	1,532	577
Income tax expense	398	479	44

Earnings from continuing operations	1,266	1,053	533
Loss from discontinued operations	—	—	(33)

Net earnings	$1,266	$1,053	$500

Earnings per common share:
Basic:
Continuing operations	$2.86	$2.36	$1.20
Discontinued operations	—	—	(0.07)

	$2.86	$2.36	$1.13
Diluted:
Continuing operations	$2.83	$2.34	$1.18
Discontinued operations	—	—	(0.07)

	$2.83	$2.34	$1.11

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheet

	December 31,
(In millions)	2004	2003
Assets

Current assets:
Cash and cash equivalents	$1,060	$1,010
Short-term investments	396	240
Receivables	4,094	4,039
Inventories	1,864	2,348
Deferred income taxes	982	921
Other current assets	557	843

Total current assets	8,953	9,401

Property, plant and equipment, net	3,599	3,489
Investments in equity securities	812	1,060
Goodwill	7,892	7,879
Purchased intangibles, net	672	807
Prepaid pension asset	1,030	1,213
Other assets	2,596	2,326

	$25,554	$26,175

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,726	$1,434
Customer advances and amounts in excess of costs incurred	4,028	4,256
Salaries, benefits and payroll taxes	1,346	1,418
Current maturities of long-term debt	15	136
Other current liabilities	1,451	1,649

Total current liabilities	8,566	8,893

Long-term debt	5,104	6,072
Accrued pension liabilities	1,660	1,100
Other post-retirement benefit liabilities	1,236	1,440
Other liabilities	1,967	1,914

Stockholders’ equity:
Common stock, $1 par value per share	438	446
Additional paid-in capital	2,223	2,477
Retained earnings	5,915	5,054
Unearned compensation	(23)	—
Unearned ESOP shares	—	(17)
Accumulated other comprehensive loss	(1,532)	(1,204)

Total stockholders’ equity	7,021	6,756

	$25,554	$26,175

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
(In millions)	2004	2003	2002
Operating Activities

Earnings from continuing operations	$1,266	$1,053	$533
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	511	480	433
Amortization of purchased intangibles	145	129	125
Deferred federal income taxes	(58)	467	(463)
Write-down of investments and other charges	151	42	1,127
Loss from discontinued operations	—	—	(33)
Changes in operating assets and liabilities:
Receivables	(87)	(258)	394
Inventories	519	(94)	585
Accounts payable	288	330	(317)
Customer advances and amounts in excess of costs incurred	(228)	(285)	(460)
Income taxes	(63)	(16)	44
Other	480	(39)	320

Net cash provided by operating activities	2,924	1,809	2,288

Investing Activities

Expenditures for property, plant and equipment	(769)	(687)	(662)
Proceeds from divestiture of businesses / investments in affiliated companies	279	234	134
Purchase of short-term investments, net	(156)	(240)	—
Acquisition of businesses / investments in affiliated companies	(91)	(821)	(104)
Other	29	53	93

Net cash used for investing activities	(708)	(1,461)	(539)

Financing Activities

Repayments of long-term debt	(1,089)	(2,202)	(110)
Issuances of long-term debt	—	1,000	—
Long-term debt repayment and issuance costs	(163)	(175)	—
Issuances of common stock	164	44	436
Repurchases of common stock	(673)	(482)	(50)
Common stock dividends	(405)	(261)	(199)

Net cash (used for) provided by financing activities	(2,166)	(2,076)	77

Net increase (decrease) in cash and cash equivalents	50	(1,728)	1,826
Cash and cash equivalents at beginning of year	1,010	2,738	912

Cash and cash equivalents at end of year	$1,060	$1,010	$2,738

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compen- sation	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Compre- hensive (Loss) Income
Balance at December 31, 2001	$441	$2,142	$3,961	$—	$(84)	$(17)	$6,443
Net earnings	—	—	500	—	—	—	500	$500
Common stock dividends declared ($0.44 per share)	—	—	(199)	—	—	—	(199)	—
Stock-based awards and ESOP activity	15	703	—	—	34	—	752	—
Repurchases of common stock	(1)	(49)	—	—	—	—	(50)	—
Other comprehensive income (loss):				—
Minimum pension liability	—	—	—	—	—	(1,537)	(1,537)	(1,537)
Net unrealized loss from available-for-sale investments	—	—	—	—	—	(100)	(100)	(100)
Reclassification adjustments related to available-for-sale investments	—	—	—	—	—	53	53	53
Other	—	—	—	—	—	3	3	3

Balance at December 31, 2002	455	2,796	4,262	—	(50)	(1,598)	5,865	$(1,081)

Net earnings	—	—	1,053	—	—	—	1,053	$1,053
Common stock dividends declared ($0.58 per share)	—	—	(261)	—	—	—	(261)	—
Repurchases of common stock	(11)	(471)	—	—	—	—	(482)	—
Stock-based awards and ESOP activity	2	152	—	—	33	—	187	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	—	—	331	331	331
Net unrealized gain from available-for-sale investments	—	—	—	—	—	46	46	46
Other	—	—	—	—	—	17	17	17

Balance at December 31, 2003	446	2,477	5,054	—	(17)	(1,204)	6,756	$1,447

Net earnings	—	—	1,266	—	—	—	1,266	$1,266
Common stock dividends declared ($0.91 per share)	—	—	(405)	—	—	—	(405)	—
Repurchases of common stock	(15)	(757)	—	—	—	—	(772)	—
Stock-based awards and ESOP activity	7	503	—	(23)	17	—	504	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	—	—	(285)	(285)	(285)
Reclassification adjustments related to available-for-sale investments	—	—	—	—	—	(56)	(56)	(56)
Other	—	—	—	—	—	13	13	13

Balance at December 31, 2004	$438	$2,223	$5,915	$(23)	$—	$(1,532)	$7,021	$938

See accompanying Notes to Consolidated Financial Statements.

Note 1 – Significant Accounting Policies

Organization – Lockheed Martin Corporation (Lockheed Martin or the Corporation) principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems, products and services. As a leading systems integrator, its products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems. The Corporation mainly serves customers in domestic and international defense, civil markets, and homeland security, with its principal customers being agencies of the U.S. Government.

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

Certain amounts for prior years have been reclassified to conform with the 2004 presentation.

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

Cash and cash equivalents – Cash equivalents are generally composed of highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, carrying value on the Corporation’s consolidated balance sheet approximates fair value.

Short-term investments – The Corporation’s short-term investments consist of marketable securities that are categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses are recorded in the statement of earnings under the caption other income and expenses. For purposes of computing realized gains and losses, cost is determined on a specific identification basis. The fair values of marketable securities are estimated based on quoted market prices for the respective securities.

The Corporation records short-term investments at fair value. At year end, the investment portfolio was composed of the following:

	Year ended December 31,
(In millions)	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agency securities	$252	$251	$125	$126
Corporate debt securities	117	117	94	94
Mortgage-backed and other securities	28	28	20	20

	$397	$396	$239	$240

Approximately 77% of the securities had contractual maturities of one year or less. An additional 22% of the securities had contractual maturities of one to five years. Marketable securities sales proceeds totaled $384 million in 2004 and $116 million in 2003. Gross gains and losses related to sales of marketable securities for both years, as well as net unrealized gains and losses at each year-end, were not material.

Receivables – Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. As such revenues are recognized, appropriate amounts of customer advances, performance-based payments and progress payments are reflected as an offset to the related accounts receivable balance.

Inventories – Inventories are stated at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and, where appropriate, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances. General and administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred. Costs of other product and supply inventories are principally determined by the first-in first-out or average cost methods.

Property, plant and equipment – Property, plant and equipment are carried principally at cost. Depreciation is provided on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets; thereafter, straight-line depreciation is used. Estimated useful lives generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment.

Investments in equity securities – Investments in equity securities include the Corporation’s ownership interests in affiliated companies accounted for under the equity method of accounting. Under this method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the investees, the Corporation’s share of the earnings or losses of the affiliated companies is included in other income and expenses. The Corporation recognizes currently gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees. These gains or losses are also included in other income and expenses. Investments in equity securities also include the Corporation’s ownership interests in companies in which its investment represents less than 20% ownership. If classified as available-for-sale under FAS 115, these investments are accounted for at fair value, with unrealized gains and losses reflected as a net after-tax amount under the caption of accumulated other comprehensive income (loss) in the statement of stockholders’ equity. If declines in the value of investments accounted for under either the equity method or FAS 115 are determined to be other than temporary, a loss is recorded in earnings in the current period. The Corporation makes such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, information regarding market and industry trends for the investee’s business, and investment analyst reports, if available. Investments not accounted for under one of these methods are generally accounted for under the cost method of accounting.

Goodwill – Goodwill is evaluated for potential impairment annually by comparing the fair value of a reporting unit, based on estimated future cash flows, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

Purchased intangibles, net – Intangible assets acquired as part of business combinations are amortized over their estimated useful lives unless their useful lives are determined to be indefinite. For material business combinations, amounts recorded related to purchased intangibles are determined from independent valuations. The Corporation’s purchased intangibles primarily relate to contracts and programs and customer relationships which are amortized over periods of 15 years or less. Purchased intangibles are displayed in the consolidated balance sheet net of accumulated amortization of $1,638 million and $1,491 million at December 31, 2004 and 2003, respectively. Amortization expense related to these intangible assets was $145 million, $129 million, and $125 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is estimated to be approximately $146 million per year in 2005 and 2006, $119 million in 2007, $80 million in 2008, and $62 million in 2009.

Customer advances and amounts in excess of costs incurred – The Corporation receives advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances, other than those reflected as a reduction of accounts receivable or inventories as discussed above, are classified as current liabilities.

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

Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Estimates of award fees are also considered in estimating sales and profit rates based on actual awards and anticipated performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable.

When adjustments in contract value or estimated costs are determined, any changes from prior estimates are generally reflected in earnings in the current period. Anticipated losses on contracts are charged to earnings when determined to be probable.

Research and development and similar costs – Corporation-sponsored research and development costs primarily include independent research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, these costs are generally included as part of the general and administrative costs that are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, the Corporation’s portion of unreimbursed costs is generally expensed as incurred. The Corporation made internal investments relative to independent research and development and bid and proposal activities of $962 million in 2004, $903 million in 2003 and $830 million in 2002. Costs incurred under customer-sponsored research and development programs pursuant to contracts are accounted for as sales and cost of sales under the contract.

Restructuring activities – Under existing U.S. Government regulations, certain costs incurred for consolidation or restructuring activities that can be demonstrated to result in savings in excess of the cost to implement those actions can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of the Corporation’s products and services. Included in other assets in the consolidated balance sheet at December 31, 2004 and 2003 is $95 million and $155 million, respectively, of deferred costs related to various consolidation actions.

Impairment of certain long-lived assets – Generally, the carrying values of long-lived assets other than goodwill are reviewed for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value based on estimated future cash flows of the related asset to its carrying value.

Derivative financial instruments – The Corporation sometimes uses derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign exchange rates. Derivatives are recorded as either other current assets or liabilities in the consolidated balance sheet, and periodically adjusted to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected in other comprehensive income until the hedged transaction matures and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings.

Interest rate swap agreements are designated as effective hedges of the fair value of certain existing fixed rate debt instruments. Forward currency exchange contracts qualify as hedges of the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or as hedges of the exposure to rate changes affecting foreign currency denominated assets or liabilities. At December 31, 2004, there were no interest rate swap agreements outstanding, and the fair value of forward currency exchange contracts outstanding, as well as the related amounts of gains and losses recorded during the year, were not material. The Corporation does not hold or issue derivative financial instruments for trading or speculative purposes.

Stock-based compensation – The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, for the years presented. The Corporation has adopted those provisions of FAS 123, Accounting for Stock-Based Compensation, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods (see Note 11). The Corporation’s pro forma information follows:

(In millions, except per share data)	2004	2003	2002
Net earnings:
As reported	$1,266	$1,053	$500
Fair value-based compensation cost, net of taxes	(48)	(61)	(67)

Pro forma net earnings	$1,218	$992	$433

Earnings per basic share:
As reported	$2.86	$2.36	$1.13
Pro forma	$2.75	$2.22	$0.97

Earnings per diluted share:
As reported	$2.83	$2.34	$1.11
Pro forma	$2.72	$2.20	$0.96

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.19%	2.91%	4.24%
Dividend yield	1.50%	1.00%	1.00%
Volatility factors related to expected price of Lockheed Martin stock	0.365	0.387	0.376
Expected option life	5 years	5 years	5 years

The weighted average fair value of each option granted during 2004, 2003 and 2002 was $15.76, $17.78 and $18.23, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact the Corporation’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Corporation intends to adopt FAS 123(R) in the third quarter of 2005, and to implement it on a prospective basis. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on our net earnings and earnings per share for the year ended December 31, 2004 can be found in the table above.

Income taxes – The Corporation periodically assesses its tax filing exposures related to periods that are open to examination. Based on the latest available information, the Corporation reflects in its consolidated financial statements its best estimate of the tax liability and interest for those exposures where it is probable that an adjustment will be sustained. The IRS recently closed its examination of the Corporation’s tax returns through December 31, 2002. The IRS plans to commence its examination of the Corporation’s 2003 and 2004 Federal tax returns in 2005.

Comprehensive income – Comprehensive income (loss) for the Corporation consists primarily of net earnings (loss) and the after-tax impact of: adjustments to the minimum pension liability, reclassification adjustments related to available-for-sale investments, and other activities related to hedging activities and foreign currency translation. Income taxes related to components of other comprehensive income are generally recorded based on a tax rate, including the effects of federal and state taxes, of 37%.

The accumulated balance of $(1,532) million of other comprehensive income (loss) at December 31, 2004 primarily consists of the minimum pension liability of $(1,524) million.

Recent accounting pronouncements – FAS 123(R), Share-Based Payments, was released by the FASB in December 2004. The Corporation plans to adopt this new standard prospectively in third quarter 2005. A brief description of FAS 123(R) appears in the stock-based compensation section within this note.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, the Corporation calculated a reduction in its accumulated postretirement benefit obligation at December 31, 2004 of $295 million from the effects of the new law and, after application of government contracting regulations, doesn’t anticipate a material impact on net earnings from the reduction in net periodic postretirement benefits cost in 2005.

Note 2 – Acquisitions and Divestitures

In November 2003, the Corporation and Affiliated Computer Services, Inc. (ACS) completed transactions whereby the Corporation acquired ACS’ federal government information technology (IT) business, and ACS concurrently acquired the Corporation’s commercial IT business. The total purchase price related to the Corporation’s acquisition of ACS’ federal government IT business, including transaction-related costs, was approximately $585 million. The accounting for the acquisition included recording an intangible asset of $57 million related to a covenant not to compete that will be amortized over five years, an intangible asset of approximately $55 million related to contracts and customer relationships acquired that will be amortized over seven years, and goodwill of approximately $460 million which is neither amortizable nor tax deductible. The divestiture of the Corporation’s commercial IT business resulted in a gain, net of state income taxes, of $15 million which was recorded in other income and expenses. The gain increased 2003 net earnings by approximately $8 million ($0.02 per share).

The Corporation reported a net loss from discontinued operations of $33 million ($0.07 per share) in 2002. This amount included losses incurred to complete wind-down activities related to the global telecommunications services businesses, offset by the reversal of a portion of a reserve pertaining to various indemnity provisions in the 2001 agreement to sell Lockheed Martin IMS. Risks associated with the indemnity provisions were resolved and $39 million of the 2001 charge, net of taxes, was reversed through discontinued operations in 2002.

Note 3 – Earnings Per Share

Basic and diluted per share results for all periods presented were computed based on the net earnings for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. The weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method.

Unless otherwise noted, all per share amounts cited in these financial statements are presented on a “per diluted share” basis.

The following table sets forth the computations of basic and diluted earnings per share:

(In millions, except per share data)	2004	2003	2002
Net earnings:
Continuing operations	$1,266	$1,053	$533
Discontinued operations	—	—	(33)

Net earnings for basic and diluted computations	$1,266	$1,053	$500

Average common shares outstanding:
Average number of common shares outstanding for basic computations	443.1	446.5	445.1
Dilutive stock options	4.0	3.5	6.9

Average number of common shares outstanding for diluted computations	447.1	450.0	452.0

Earnings per common share:
Basic:
Continuing operations	$2.86	$2.36	$1.20
Discontinued operations	—	—	(0.07)

	$2.86	$2.36	$1.13

Diluted:
Continuing operations	$2.83	$2.34	$1.18
Discontinued operations	—	—	(0.07)

	$2.83	$2.34	$1.11

Note 4 – Receivables

(In millions)	2004	2003
U.S. Government:
Amounts billed	$1,529	$1,421
Unbilled costs and accrued profits	2,394	2,351
Less customer advances and progress payments	(594)	(470)
Foreign governments and commercial:
Amounts billed	408	335
Unbilled costs and accrued profits	402	448
Less customer advances	(45)	(46)

	$4,094	$4,039

Substantially all of the December 31, 2004 unbilled costs and accrued profits are expected to be billed during 2005.

Note 5 – Inventories

(In millions)	2004	2003
Work in process, primarily related to long-term contracts and programs in progress	$4,697	$5,434
Less customer advances and progress payments	(3,267)	(3,396)

	1,430	2,038
Other inventories	434	310

	$1,864	$2,348

Inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $301 million and $327 million at December 31, 2004 and 2003, respectively, to provide launch services. These amounts are net of a reserve recorded in 2002 related to the Corporation’s assessment of the probability of termination of certain launches under contract, as well as amounts related to advances for launches not under contract. Advances for launches not under contract are subject to an agreement which provides for reduced future payments from Lockheed Martin to Khrunichev on launches contingent on the receipt of new orders as well as a minimum number of actual launches each year, in lieu of the requirement to provide launch services. The charge related to the reserve, net of state income tax benefits, was $173 million, and reduced 2002 net earnings by $112 million ($0.25 per share). In addition, commercial launch vehicle inventories included amounts advanced to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, of $64 million and $57 million at December 31, 2004 and 2003, respectively, for the development and purchase, subject to certain conditions, of RD-180 booster engines used for Atlas launch vehicles.

Inventories at December 31, 2004, also included deferred costs related to upgrading a West Coast launch facility for the Atlas V program. Under the contract with the U.S. Government, the Corporation will recover these costs over future launches from that facility.

In 2003, the Corporation recorded a charge, net of state income tax benefits, of $41 million related to its decision to exit the commercial mail sorting business. The charge, which related primarily to the impairment of inventories of the business, reduced net earnings by $27 million ($0.06 per share).

Work in process inventories at December 31, 2004 and 2003 included general and administrative costs, including independent research and development costs and bid and proposal costs, of $321 million and $424 million, respectively. General and administrative costs charged to cost of sales from inventories for the years ended December 31, 2004, 2003 and 2002, including independent research and development costs and bid and proposal costs, totaled $1.9 billion, $2.0 billion and $1.7 billion, respectively.

Approximately $385 million of costs included in 2004 inventories, including amounts advanced to Khrunichev ($161 million) and certain Atlas V program costs, are expected to be recovered after 2005.

Note 6 – Property, Plant and Equipment

(In millions)	2004	2003
Land	$95	$106
Buildings	3,593	3,365
Machinery and equipment	4,972	5,198

	8,660	8,669
Less accumulated depreciation and amortization	(5,061)	(5,180)

	$3,599	$3,489

During the year ended December 31, 2004, the Corporation recorded write-offs of fully depreciated property, plant, and equipment totaling $641 million.

Note 7 – Investments in Equity Securities

(In millions)	2004	2003
Equity method investments (ownership interest):
Intelsat, Ltd. (25%)	$703	$729
Other	57	94

	760	823

Cost method investments (ownership interest):
New Skies Satellites, N.V. (16% in 2003)	—	133
Inmarsat Group Holdings, Ltd. (14%)	46	96
Other	6	8

	52	237

	$812	$1,060

Other equity method investments include United Space Alliance, LLC (50% ownership interest) and other smaller joint ventures in which the Corporation participates.

In January 2005, the sale of Intelsat, Ltd. to a private equity firm was completed for $18.75 per share. The Corporation received proceeds of approximately $750 million for its 25% ownership of Intelsat.

In November 2004, a private equity firm purchased the outstanding shares of New Skies Satellites, N.V. The Corporation sold its shares for $148 million and recognized a net gain of $59 million ($0.13 per share). The carrying value of the Corporation’s investment in New Skies was marked to market through other comprehensive income prior to the sale.

In December 2003, Inmarsat Ventures, Ltd. was acquired by a consortium of private equity firms in a leveraged buyout transaction. In exchange for its interest, the Corporation received cash of $114 million and a 14% ownership interest in the new Inmarsat holding company, Inmarsat Group Holdings, Ltd., valued at $96 million. The Corporation recorded a deferred gain of $42 million from the transaction, representing the difference between the consideration received and the carrying value of its investment in Inmarsat Ventures of $168 million. During 2004, the Corporation received cash from Inmarsat Group Holdings amounting to $50 million reducing its investment to $46 million while maintaining its 14% ownership interest. The Corporation expects to recognize the deferred gain at such time as it sells all or a portion of its ownership interest in the new company.

In 2002, the Corporation recorded impairment charges relating to its telecommunications investments, including Intelsat, Inmarsat Ventures and New Skies. The charges reduced operating profit, net earnings and earnings per share for the year ended December 31, 2002 by $776 million, $504 million and $1.12, respectively.

Note 8 – Debt

The Corporation’s long-term debt is primarily in the form of publicly issued, fixed-rate and variable-rate notes and debentures, as follows:

(In millions)	Interest rate	2004	2003

Notes due 4/01/2004	8.125%	$—	$70
ESOP Notes Series A due 4/04/2004	8.47	—	28
Notes due 6/15/2004	7.45	—	13
Notes due 6/15/2004	7.625	—	22
Notes due 12/01/2005	7.95	14	14
Notes due 5/15/2006	7.25	205	205
Medium Term Notes due 2006-7	7.70 –8.66	64	64
Notes due 6/15/2008	7.70	105	390
Notes due 12/01/2009	8.20	327	993
Debentures due 4/15/2013	7.375	150	150
Debentures due 5/01/2016	7.65	600	600
Debentures due 1/15/2023	8.375	100	100
Debentures due 9/15/2023	7.00	200	200
Notes due 6/15/2024	8.375	216	216
Debentures due 6/15/2025	7.625	150	150
Debentures due 5/01/2026	7.75	423	423
Debentures due 12/01/2029	8.5	1,250	1,250
Convertible Debentures due 8/15/2033	LIBOR -0.25	1,000	1,000
Debentures due 5/01/2036	7.20	300	300
Other		15	20

		5,119	6,208
Less current maturities		15	136

		$5,104	$6,072

In the fourth quarter of 2004, the Corporation completed tender offers to purchase for cash $285 million in principal amount of its outstanding 7.70% notes due June 15, 2008 and $666 million in principal amount of its 8.20% notes due December 1, 2009. The Corporation recorded a charge, net of state income tax benefits, totaling $154 million in other income and expenses related to the tender offers. The charge reduced 2004 net earnings by $100 million ($0.22 per share).

In the third quarter of 2003, the Corporation completed a tender offer to purchase for cash any and all of its outstanding 7.25% notes due May 15, 2006 and 8.375% debentures due June 15, 2024. The Corporation retired a total principal amount of $720 million of the notes and debentures. In addition, the Corporation repurchased $251 million of outstanding long-term debt in the open market. The Corporation recorded a charge, net of state income tax benefits, totaling $127 million in other income and expenses related to the tender offer and open market purchases. The charge reduced 2003 net earnings by $83 million ($0.18 per share). Earlier in 2003, the Corporation issued irrevocable redemption notices for and repaid two issuances of callable debentures totaling $450 million. The Corporation recorded a charge in other income and expenses, net of state income tax benefits, of $19 million related to the early repayment of these two issuances of debt. The charge reduced 2003 net earnings by $13 million ($0.03 per share).

In August 2003, the Corporation issued $1.0 billion in floating rate convertible debentures due in 2033. The debentures bear interest at a rate equal to three-month LIBOR less 25 basis points, reset quarterly. The interest rate in effect at December 31, 2004 was 2.04%. Interest on the debentures is payable quarterly through August 15, 2008, after which the interest will accrue as part of the value of the debenture and will be payable, along with the principal amount of the debenture, at maturity. The debentures are convertible by holders into shares of the Corporation’s common stock on a contingent basis under the circumstances described in the indenture related to these securities as discussed below. Absent certain events not currently anticipated, the debentures are not convertible unless the price of the Corporation’s common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter. The conversion price was $75.00 per share at December 31, 2004, and is expected to change over time as provided for in the indenture agreement.

In December 2004, the Corporation entered into a First Supplemental Indenture with respect to these securities. Under the terms of the First Supplemental Indenture, the Corporation has irrevocably elected and agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures in respect of its conversion obligations described above. The Corporation previously had the right to elect to pay cash or common stock, or a combination of cash and common stock, for the accreted principal amount. The Corporation has retained the right, however, to elect to satisfy any and all conversion obligations in excess of the accreted principal amount of the debentures in cash or common stock or a combination of cash and common stock. The Corporation also has the right to redeem any or all of the debentures at any time after August 15, 2008.

In December 2002, the Corporation recorded a charge, net of state income tax benefits, of $163 million related to its investment in Space Imaging, LLC and its guarantee of up to $150 million of Space Imaging’s borrowings under a credit facility that matured on March 30, 2003. On March 31, 2003, the Corporation paid $130 million to acquire Space Imaging’s outstanding borrowings under Space Imaging’s credit facility, and the guarantee was eliminated. The Corporation therefore reversed, net of state income taxes, approximately $19 million of the charge recorded in December 2002, representing the unutilized portion of the credit facility covered by its guarantee. This gain increased 2003 net earnings by $13 million ($0.03 per share).

The registered holders of $300 million of 40-year debentures issued in 1996 may elect, between March 1 and April 1, 2008, to have their debentures repaid by the Corporation on May 1, 2008.

A leveraged employee stock ownership plan (ESOP) incorporated into the Corporation’s salaried savings plan borrowed $500 million through a private placement of notes in 1989. These notes were repaid in quarterly installments concluding in 2004.

At December 31, 2004, the Corporation had in place a $1.5 billion revolving credit facility, which expires in July 2009, and a $500 million revolving credit facility, which expires in July 2005. There were no borrowings outstanding under either facility at that date. Borrowings under the credit facilities would be unsecured and bear interest at rates based, at the Corporation’s option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facilities is subject to, among other things, the Corporation’s compliance with various representations, warranties and covenants, including covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio.

The Corporation’s scheduled long-term debt maturities for the five years following December 31, 2004 are: $15 million in 2005; $237 million in 2006; $32 million in 2007; $105 million in 2008; $327 million in 2009; and $4,403 million thereafter.

The estimated fair values of the Corporation’s long-term debt instruments at December 31, 2004, aggregated approximately $6.3 billion, compared with a carrying amount of approximately $5.1 billion. The fair values were estimated based on quoted market prices for those instruments that are publicly traded. For privately placed debt, the fair values were estimated based on the quoted market prices for similar issues, or on current rates offered to the Corporation for debt with similar remaining maturities. Unless otherwise indicated elsewhere in the notes to the financial statements, the carrying values of the Corporation’s other financial instruments approximate their fair values.

Interest payments were $420 million in 2004, $519 million in 2003 and $586 million in 2002.

Note 9 – Income Taxes

The provision for federal and foreign income taxes attributable to continuing operations consisted of the following components:

(In millions)	2004	2003	2002
Federal income taxes:
Current	$445	$(14)	$469
Deferred	(58)	467	(463)

Total federal income taxes	387	453	6
Foreign income taxes	11	26	38

Total income taxes provided	$398	$479	$44

Net provisions for state income taxes are included in general and administrative expenses, which are primarily allocable to government contracts. The net state income tax expense was $78 million for 2004 and $38 million for 2003; and the net state income tax benefit was $7 million for 2002.

A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% to actual income tax expense is as follows:

(In millions)	2004	2003	2002
Income tax expense at the U.S. federal statutory tax rate	$582	$536	$202
(Reduction) increase in tax expense from:
Closure of IRS examinations	(144)	—	(24)
Extraterritorial income exclusion benefit	(43)	(46)	(42)
Revisions to prior years’ estimated liabilities	(4)	(28)	(38)
R&D tax credit settlement	—	—	(90)
Other, net	7	17	36

Actual income tax expense	$398	$479	$44

The reduction in income tax expense of $144 million in 2004 from the closure of an IRS examination primarily resulted from the examination of tax periods through December 31, 2002.

In 2004, the American Jobs Creation Act (the Act) was passed. Over a transition period beginning with 2005, the Act phases out the Extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for computing taxable profits from the sale of products manufactured in the United States. The Corporation expects that the tax benefits realized from this new tax legislation will be substantially equivalent to the benefits realized under the ETI exclusion. In accordance with FAS 109, Accounting for Income Taxes, and FSP 109-1, Application of FAS 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the benefit provided by the new tax law constitutes a special deduction, and accordingly the Corporation was not required to revalue its deferred tax balances. The other provisions included in the Act are not expected to have a significant impact on the Corporation’s tax rate or payments.

Current income taxes payable of $28 million and $91 million at December 31, 2004 and 2003, respectively, are included in other current liabilities in the consolidated balance sheet.

The primary components of the Corporation’s federal deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2004		2003
Deferred tax assets related to:
Contract accounting methods	$689		$561
Accrued compensation and benefits	460		476
Accumulated post-retirement benefit obligations	454		526
Pensions(a)	197		—
Basis differences of impaired investments	61		150
Other	51		39

	1,912		1,752

Deferred tax liabilities related to:
Purchased intangibles	264		268
Property, plant and equipment	229		225
Pensions(a)	—		96

	493		589

Net deferred tax assets	$1,419	(b)	$1,163	(b)

(a)	The change in deferred tax balances related to pensions was due to the recording of an adjustment to increase the minimum pension liability in 2004 and the excess of FAS 87 expense over tax deductible payments.

(b)	These amounts included $437 million and $242 million, respectively, of net noncurrent deferred tax assets which are in other assets in the consolidated balance sheet.

Federal and foreign income tax payments, net of refunds received, were $363 million in 2004, $170 million in 2003 and $55 million in 2002. Included in these amounts are tax payments and refunds related to the Corporation’s divestiture activities.

The Corporation realized an income tax cash benefit of $34 million in 2004, $13 million in 2003 and $140 million in 2002 as a result of exercises of employee stock options. This benefit is recorded in stockholders’ equity under the caption, “Stock awards and options, and ESOP activity.”

Note 10 – Other Income and Expenses, Net

(In millions)	2004	2003	2002
Interest income	$104	$75	$47
Equity in net earnings (losses) of equity investees	67	107	93
Charge for early repayment of debt	(154)	(146)	—
Gain on sale of interest in New Skies	91	—	—
Gain on sale of COMSAT General business	28	—	—
Space Imaging impairment and related guarantee	—	19	(163)
Gain on sale of commercial IT business	—	15	—
Write-down of telecommunications investments	—	—	(776)
Other activities, net	(15)	(27)	8

	$121	$43	$(791)

Note 11 – Stockholders’ Equity and Related Items

Capital stock – At December 31, 2004, the authorized capital of the Corporation was composed of 1.5 billion shares of common stock, 50 million shares of series preferred stock, and 20 million shares of Series A preferred stock. Of the approximately 440 million shares of common stock issued and outstanding, approximately 438 million shares were considered outstanding for balance sheet presentation purposes; the remaining shares were held by the Corporation in trusts established to pay future benefits to eligible retirees and dependents under certain benefit plans. No shares of the series preferred stock were issued and no shares of the Series A preferred stock were outstanding at December 31, 2004.

In October 2002, the Corporation announced a share repurchase program for the repurchase of up to 23 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. In February 2004, an additional 20 million shares were authorized for repurchase under the program. The Corporation repurchased approximately 14.7 million shares under the program in 2004 for $772 million, 10.7 million shares in 2003 for $482 million, and 1.0 million shares in 2002 for $50 million. As a result of this activity, a total of 16.6 million shares may be repurchased in the future under the program.

As part of its share repurchase program, the Corporation may from time-to-time enter into structured share repurchase transactions with financial institutions. These agreements generally require the Corporation to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the maturity date. The Corporation entered into several such transactions during 2004 which, in the aggregate, required up-front cash payments totaling $125 million. Based on the closing price of its common stock on the maturity dates of the agreements, the transactions resulted in the Corporation receiving cash payments, and therefore did not result in the repurchase of any shares of its common stock. The net impact of the transactions was not material to earnings, cash flows or financial position. There were no such transactions outstanding at December 31, 2004.

Stock option and award plans – In April 2003, the stockholders approved the Lockheed Martin 2003 Incentive Performance Award Plan (the Award Plan). Under the Award Plan, employees of the Corporation may be granted stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or stock units. The maximum number of shares that may be subject to such stock-based incentive awards in any calendar year is limited to 1.9% of the Corporation’s common stock outstanding on the December 31 preceding the grant. The maximum number of shares that may be issued as restricted stock is limited to 18% of the total number of shares authorized to be issued under the Award Plan. Employees may also be granted cash-based incentive awards. These awards may be granted either individually or in combination with other awards. The Award Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Under the Award Plan, no award of options may become fully vested prior to the second anniversary of the grant and no portion of an option grant may become vested in less than one year, except for the 1.5 million of options specifically exempted from vesting restrictions. The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement or layoff. The Award Plan does not impose any minimum vesting periods on other types of awards. The maximum term of an option or any other award is 10 years. The Award Plan allows the Corporation to provide for financing by award recipients, other than executive officers of the exercise or purchase price of common stock underlying an award, subject to certain conditions, by interest-bearing notes payable to the Corporation. There were no such notes payable at December 31, 2004.

Prior to April 2003, the Corporation granted stock-based and cash-based incentive awards pursuant to the Lockheed Martin Corporation 1995 Omnibus Performance Award Plan (the Omnibus Plan), which was approved by the stockholders in March 1995. Awards under the Omnibus Plan were similar to those authorized by the Award Plan except that the Omnibus Plan did not include any minimum vesting requirements.

Under the Award Plan, 590,000 and 25,000 shares of restricted common stock were issued in 2004 and 2003, respectively. No restricted common stock was awarded in 2002. The shares were recorded based on the market value of the Corporation’s common stock on the date of the award and the related compensation expense is recognized over the vesting period. Recipients are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting. The restricted shares generally vest over three to five year periods from the grant date. The impact of restricted stock awards was not material to net earnings in 2004, 2003 or 2002.

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

The Award Plan and the Directors Plan, as well as the number of shares of Lockheed Martin common stock authorized for issuance under these plans, have been approved by the stockholders of the Corporation. At December 31, 2004, the number of shares of Lockheed Martin common stock reserved for issuance under the Corporation’s stock option and award plans totaled 53.5 million.

The following table summarizes stock option and restricted stock activity related to the Corporation’s plans during 2004, 2003 and 2002:

	Number of Shares (In thousands)		Weighted Average Exercise Price
	Available for Grant	Options Outstanding
December 31, 2001	18,870	38,397	$34.12

Options granted	(7,049)	7,049	50.45
Options exercised	—	(14,231)	30.76
Options terminated	554	(581)	35.55

December 31, 2002	12,375	30,634	39.42

Additional shares reserved	22,500	—	—
Retired Omnibus Plan shares	(4,814)	—	—
Options granted	(6,664)	6,664	51.08
Options exercised	—	(1,637)	26.96
Options terminated	29	(181)	49.12
Restricted stock awards	(25)	—	—

December 31, 2003	23,401	35,480	42.14

Options granted	(7,314)	7,314	49.27
Options exercised	—	(4,729)	34.23
Options terminated	160	(242)	51.66
Restricted stock awards	(590)	—	—

December 31, 2004	15,657	37,823	44.44

Approximately 26.4 million, 25.5 million and 19.6 million outstanding options were exercisable by employees at December 31, 2004, 2003 and 2002, respectively.

In January 2005, an additional 6.4 million options were granted to employees.

Information regarding options outstanding at December 31, 2004 follows:

Range of Exercise Prices	Number of Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)

Options outstanding:

Less than $20.00	1,826	$18.13	5.0
$20.00 - $29.99	1,436	27.50	2.9
$30.00 - $39.99	8,428	36.08	4.5
$40.00 - $50.00	10,274	48.14	7.0
Greater than $50.00	15,859	51.05	6.6

Total	37,823	44.44	6.0

Options exercisable:

Less than $20.00	1,826	$18.13	5.0
$20.00 - $29.99	1,436	27.50	2.9
$30.00 - $39.99	8,428	36.08	4.5
$40.00 - $50.00	3,110	45.58	2.1
Greater than $50.00	11,579	51.04	6.1

Total	26,379	42.06	4.9

Stock options granted in 2004 under the Award Plan and stock options granted in 2003 under the Omnibus Plan have 10-year terms and generally vest over a three-year service period. Options granted in 2002 under the Omnibus Plan also have 10-year terms, but generally vest over a two-year service period. Exercise prices of options awarded for all years were equal to the market price of the stock on the date of grant. Pro forma information regarding net earnings and earnings per share as if the Corporation had accounted for its employee stock options as compensation expense under the fair value method is included in Note 1.

Note 12 – Post-Retirement Benefit Plans

Defined contribution plans – The Corporation maintains a number of defined contribution plans with a 401(k) features that cover substantially all employees. Under the provisions of these 401(k) plans, employees’ eligible contributions are matched by the Corporation at established rates. The Corporation’s matching obligations were $259 million in 2004, $238 million in 2003 and $232 million in 2002, the majority of which were funded in Lockheed Martin common stock.

The Lockheed Martin Corporation Salaried Savings Plan is a defined contribution plan with a 401(k) feature that includes an ESOP. The ESOP purchased 34.8 million shares of the Corporation’s common stock in 1989 with the proceeds from a $500 million note issue which was guaranteed by the Corporation. The Corporation’s match consisted of shares of its common stock, which was partially fulfilled with stock released from the ESOP at approximately 2.2 million shares per year based upon the debt repayment schedule which concluded in May 2004. Compensation costs recognized relative to the ESOP shares were $56 million, $108 million and $134 million in 2004, 2003 and 2002, respectively. The remainder of the Corporation’s match to the Salaried Savings Plan was fulfilled through purchases of common stock from participant account balance reallocations or through newly issued shares from the Corporation. Interest incurred on the ESOP debt totaled $1 million, $5 million and $10 million in 2004, 2003 and 2002, respectively. The ESOP held approximately 46.2 million issued shares of the Corporation’s common stock at December 31, 2004, all of which were allocated to participant accounts. Unallocated common shares held by the ESOP were considered outstanding for voting and other Corporate purposes, but excluded from weighted average outstanding shares in calculating earnings per share. For 2004, 2003 and 2002, the weighted average unallocated ESOP shares excluded in calculating earnings per share totaled approximately 0.2 million, 2.0 million and 4.4 million common shares, respectively.

Certain plans for hourly employees include a non-leveraged ESOP. In one such plan, the match is made, generally at the election of the participant, in either the Corporation’s common stock or cash which is invested at the participant’s direction in one of the plan’s other investment options. The Corporation’s contributions to these plans were made through small amounts of newly issued shares from the Corporation or cash contributed to the ESOP trust which was used by the trustee, if so elected, to purchase common stock from participant account balance reallocations or in the open market for allocation to participant accounts. This ESOP trust held approximately 3.0 million issued and outstanding shares of common stock at December 31, 2004.

Defined benefit pension plans, and retiree medical and life insurance plans – Most employees are covered by defined benefit pension plans, and certain health care and life insurance benefits are provided to eligible retirees by the Corporation. The Corporation has made contributions to trusts (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans) established to pay future benefits to eligible retirees and dependents. The Corporation uses December 31 as its measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for each of the years presented were based on assumptions in effect at the end of the respective preceding year.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
(In millions)	2004	2003	2004	2003
Change in benefit obligations
Benefit obligations at beginning of year	$24,364	$21,918	$3,810	$3,316
Service cost	743	640	49	40
Interest cost	1,497	1,453	225	211
Benefits paid	(1,326)	(1,296)	(355)	(344)
Actuarial losses	1,731	1,603	7	424
Amendments	6	46	(2)	80
Divestitures	—	—	—	3
Participants’ contributions	—	—	93	80

Benefit obligations at end of year	$27,015	$24,364	$3,827	$3,810

Change in plan assets
Fair value of plan assets at beginning of year	$20,913	$17,661	$1,135	$906
Actual return on plan assets	2,047	3,876	150	216
Benefits paid	(1,326)	(1,296)	(355)	(343)
Corporation’s contributions	505	669	457	276
Participants’ contributions	—	—	93	80
Divestitures	—	3	—	—

Fair value of plan assets at end of year	$22,139	$20,913	$1,480	$1,135

Unfunded status of the plans	$(4,876)	$(3,451)	$(2,347)	$(2,675)
Unrecognized net actuarial losses	6,603	5,486	1,008	1,122
Unrecognized prior service cost	461	534	103	113
Unrecognized transition asset	—	(1)	—	—

Net amount recognized	$2,188	$2,568	$(1,236)	$(1,440)

Amounts recognized in the consolidated balance sheet:
Prepaid assets	$1,030	$1,213	$—	$—
Accrued liabilities	(1,660)	(1,100)	(1,236)	(1,440)
Intangible asset	444	517	—	—
Accumulated other comprehensive loss related to minimum pension liability	2,374	1,938	—	—

Net amount recognized	$2,188	$2,568	$(1,236)	$(1,440)

The projected benefit obligations (PBO) for the Corporation’s more significant defined benefit pension plans exceeded the fair value of the plans’ assets at December 31, 2004 and 2003, as reflected in the table above.

At December 31, 2004 and 2003, the Corporation’s consolidated balance sheet included pretax additional minimum pension liabilities of $2.4 billion and $1.9 billion, respectively, related to certain of its defined benefit pension plans. This liability is calculated on a plan-by-plan basis, and is required if the accumulated benefit obligation (ABO) of the plan exceeds the fair value of the plan assets and the plan’s accrued pension liabilities. The ABO for all defined benefit pension plans was approximately $23 billion and $21 billion at December 31, 2004 and 2003, respectively.

For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the PBO, ABO and fair value of the plans’ assets were as follows:

(In millions)	2004	2003
Projected benefit obligation	$17,051	$15,228
Accumulated benefit obligation	14,792	13,312
Fair value of plan assets	13,132	12,211

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net post-retirement benefit cost as determined by FAS 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions, related to the Corporation’s plans include the following components:

(In millions)	2004	2003	2002
Defined benefit pension plans
Service cost	$743	$640	$565
Interest cost	1,497	1,453	1,401
Expected return on plan assets	(1,698)	(1,748)	(2,162)
Amortization of prior service cost	79	79	72
Recognized net actuarial losses (gains)	264	62	(33)
Amortization of transition asset	(1)	(2)	(3)

Total net pension expense (income)	$884	$484	$(160)

Retiree medical and life insurance plans
Service cost	$49	$40	$37
Interest cost	225	211	213
Expected return on plan assets	(88)	(69)	(89)
Amortization of prior service cost	8	1	(4)
Recognized net actuarial losses	60	49	20

Total net post-retirement expense	$254	$232	$177

The actuarial assumptions used to determine the benefit obligations at December 31, 2004 and 2003 related to the Corporation’s defined benefit pension and post-retirement benefit plans, as appropriate, are as follows:

	Benefit Obligation Assumption
	2004	2003
Discount rates	5.75%	6.25%
Rates of increase in future compensation levels	5.50	5.50

The actuarial assumptions used to determine the net expense (income) related to the Corporation’s defined benefit pension and post-retirement benefit plans for the years ended December 31, 2004, 2003 and 2002, as appropriate, are as follows:

	Pension Cost Assumptions
	2004	2003	2002
Discount rates	6.25%	6.75%	7.25%
Expected long-term rates of return on assets	8.50	8.50	9.50
Rates of increase in future compensation levels	5.50	5.50	5.50

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

The decrease in the discount rate from 6.25% at December 31, 2003 to 5.75% at December 31, 2004 resulted in a $1.5 billion increase in the benefit obligations of the Corporation’s defined benefit pension plans at December 31, 2004.

The medical trend rates used in measuring the post-retirement benefit obligation were 11.0% in 2004 and 10.0% in 2003, and were assumed to ultimately decrease to 5.0% by the year 2011. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the benefit obligation of approximately 5% and (5)%, respectively, at December 31, 2004, and a change in the 2004 post-retirement service cost plus interest cost of approximately 5% and (4)%, respectively. The medical trend rate for 2005 is 10.1%.

The asset allocations of the Corporation’s plans at December 31, 2004 and 2003, by asset category, were as follows:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2004	2003	2004	2003
Asset category:
Equity securities	64%	63%	58%	64%
Debt securities	32	33	41	34
Other	4	4	1	2

	100%	100%	100%	100%

Lockheed Martin Investment Management Company (LMIMCO), a wholly-owned subsidiary of the Corporation, has the fiduciary responsibility for making investment decisions related to the assets of the Corporation’s defined benefit pension plans and retiree medical and life insurance plans. LMIMCO’s investment objectives for the assets of the defined benefit pension plans are to minimize the net present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The investment objective for the assets of the retiree medical and life insurance plans is to meet or exceed the rate of return assumed for the plans for funding purposes over the long term. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives.

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

LMIMCO’s investment policies require that asset allocations of defined benefit pension plans be maintained within the following ranges:

Investment Groups	Asset Allocation Ranges
Equity securities	35 – 70%
Non-U.S. equity securities	0 – 25%
Debt securities	10 – 60%
Cash	0 – 35%
Other	0 – 15%

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

Equity securities purchased by external investment managers and included in the assets of the defined benefit pension plans included the Corporation’s common stock in the amounts of $16 million (less than 0.08% of total plan assets) and $14 million

(less than 0.07% of total plan assets) at December 31, 2004 and 2003, respectively. Equity securities included in the assets of the retiree medical and life insurance plans included less than $1 million (less than 0.03% of total plan assets) of the Corporation’s common stock at both December 31, 2004 and 2003.

The Corporation generally refers to U.S. Government Cost Accounting Standards (CAS) and Internal Revenue Code rules in determining funding requirements for its pension plans. In September and December 2004, the Corporation made discretionary prepayments totaling $485 million to the defined benefit plan pension trust, which will reduce its cash funding requirements for 2005. In December 2004, the Corporation also made a discretionary prepayment of $133 million to its retiree medical and life insurance plans. In 2005, the Corporation expects to contribute $70 million - $80 million to its defined benefit pension plans and $190 million - $200 million to its retiree medical and life insurance plans, after giving consideration to the 2004 prepayments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2005	$1,366	$274
2006	1,403	262
2007	1,446	269
2008	1,493	272
2009	1,546	276
Years 2010 – 2014	8,716	1,403

The Corporation sponsors nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The expense associated with these plans totaled $61 million in 2004, $60 million in 2003 and $54 million in 2002.

Note 13 – Leases

Total rental expense under operating leases was $318 million, $301 million and $235 million for 2004, 2003 and 2002, respectively.

Future minimum lease commitments at December 31, 2004 for all operating leases that have a remaining term of more than one year were approximately $1.1 billion ($251 million in 2005, $184 million in 2006, $149 million in 2007, $116 million in 2008, $85 million in 2009 and $281 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 14 – Legal Proceedings, Commitments and Contingencies

The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. The results of legal proceedings cannot be predicted with certainty. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation’s consolidated results of operations, financial position or cash flows. These matters include the following items, all of which have been previously reported:

A class action complaint alleging violations of the securities laws filed against the Corporation and certain of its officers and directors in the United States District Court for the Central District of California, In re Lockheed Martin Corp. Securities Litigation, was dismissed on March 26, 2003. On February 23, 2005, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order dismissing the case. The plaintiffs may seek an en banc review by the Ninth Circuit or file a petition for a writ of certiorari with the United States Supreme Court.

The Corporation was named as a defendant in a lawsuit filed in the United States District Court for the District of Idaho by Lockheed Martin Idaho Technologies Company, as the Department of Energy (DoE) management contractor at the Idaho National Engineering and Environmental Laboratory, in connection with the termination of a contract for the environmental remediation of Pit 9 at the site. On October 29, 2004, the court rendered a decision upholding the termination for default and rejecting the Corporation’s counterclaims. The court concluded that the Corporation must repay $54 million in progress payments made under the contract, plus interest and legal fees, and pay approximately $12 million in decontamination and decommissioning costs. As a result of the court’s decision, the Corporation recorded an after-tax charge in the fourth quarter of 2004 of $117 million ($0.26 per share) for damages attributable to the decision and to write off the costs that it had previously assumed were recoverable.

On June 17, 2002, the Corporation was served with a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena sought documents relating to an international sales agent engaged by Loral Corporation in connection with the sale of synthetic aperture radars to the Government of Korea in 1996. The Corporation is cooperating with the investigation.

On February 6, 2004, the Corporation submitted a certified contract claim to the United States seeking contractual indemnity for remediation and litigation costs (past and future) associated with its former facility in Redlands, California. The claim was submitted pursuant to a claim sponsorship agreement with The Boeing Company, executed in 2001, in Boeing’s capacity as the prime contractor on the Short Range Attack Missile (SRAM) program. The SRAM program, which formed a significant portion of the Corporation’s work at the Redlands facility, contained special contractual indemnities from the U.S. Air Force, as authorized by Public Law 85-804. On August 31, 2004, the United States denied the claim. The Corporation’s appeal of that decision is pending before the Armed Services Board of Contract Appeals.

On August 28, 2003, the Department of Justice filed complaints in partial intervention in two previously reported lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel Natural Resources Defense Council, et al v. Lockheed Martin Corporation, et al, and United States ex rel John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The Department alleges that the Corporation committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by failing properly to handle, store, and transport hazardous waste and that it violated the False Claims Act by purportedly misleading DoE officials and state regulators regarding the nature and extent of environmental noncompliance at the plant. The Corporation believes the allegations are without merit and is defending against them.

On June 10, 2003, Lockheed Martin filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against The Boeing Company and various individuals. On May 24, 2004, the Corporation filed an amended and supplemental complaint, which presently alleges that the defendants solicited, acquired and used its proprietary information during the competition for awards under the U.S. Air Force’s EELV programs and others in violation of Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on the Corporation’s purported disclosure to the U.S. Air Force and the government of Boeing’s possession and use of Lockheed Martin’s documents in the EELV and other competitions. The Corporation believes that the counterclaim is without merit and moved to dismiss it.

On July 28, 2003, BAE SYSTEMS North America, Inc. and BAE SYSTEMS Information and Electronic Systems Integration, Inc. filed a lawsuit against the Corporation in the Chancery Court for New Castle County in Delaware, seeking damages of not less than $40 million. BAE seeks indemnification from Lockheed Martin for BAE’s payment of a civil judgment entered in 2001 and related costs arising from a lawsuit involving one of the Aerospace Electronics Systems businesses purchased by BAE from the Corporation in November 2000. Lockheed Martin disputes the indemnification claim and is defending against it.

Nine lawsuits have been filed against the Corporation as a result of an incident in July 2003 at its aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven of its employees and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision and intentional infliction of emotional distress. In addition, four of the actions in federal court allege racial or gender discrimination. The U.S. Court of Appeals for the Fifth Circuit has accepted an interlocutory appeal certified by the District Court from its ruling in one of the lawsuits that the tort and wrongful death claims are not barred by the exclusivity provisions of the Mississippi worker’s compensation statute. In another of the lawsuits, the Corporation’s request to file an interlocutory appeal from a similar ruling by the Circuit Court for Lauderdale County has been granted and the Corporation expects to file an appeal with the Mississippi Supreme Court. The lawsuits are proceeding during the pendency of the appeals, and the Corporation continues to defend against them. In addition, subsequent to the incident, 21 charges of race-related discrimination, one charge of sexual discrimination and one disability-related charge were filed by employees with the offices of the Equal Employment Opportunity Commission (EEOC). The Jackson, Mississippi EEOC office has issued right to sue letters allowing the complainants to pursue private litigation.

As described in the Environmental Matters discussion below, Lockheed Martin is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, the Corporation is a party to or has its property subject to various other lawsuits or proceedings involving environmental matters. Due in part to their complexity and pervasiveness, such requirements have resulted in the Corporation being involved with related legal proceedings, claims and remediation obligations.

In a related matter, the Corporation has been in litigation with residents of Redlands, California since 1997 regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals and putative classes of individuals arising from its alleged contribution to regional groundwater contamination. The California Supreme Court issued a final decision on March 3, 2003 dismissing all of the class allegations. Trial preparations continue with respect to the 800 individual claimants in the matter, with the first trial of about 10-20 of these plaintiffs set for April 2005 in the California Superior Court for San Bernardino County.

Environmental matters – The Corporation is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of its current or former facilities. At December 31, 2004 and 2003, the aggregate amount of liabilities recorded relative to environmental matters was approximately $420 million and $425 million, respectively. About 60% of the liability relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability related to other properties (including current operating facilities and certain facilities operated in prior years) for which the Corporation’s obligation is probable and the financial exposure can be estimated. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, the Corporation projects costs over a reasonable time frame not to exceed 20 years. The extent of the Corporation’s financial exposure cannot in all cases be reasonably determined at this time. The Corporation also is pursuing claims for contribution to site clean-up costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents and has submitted a plan approved by the Regional Board to maintain public water supplies with respect to chlorinated solvents during the investigation. In 2004, the State of California established a public health goal of six parts per billion (ppb) for the concentration of perchlorate in water, and elevated the perchlorate action level from four ppb to six ppb. Although the six ppb public health goal is not a legally enforceable drinking water standard, the Corporation has developed and is in the process of implementing a preliminary remediation plan that would meet the six ppb goal if it were to become a final enforceable standard.

The Corporation also is conducting remediation activities pursuant to various consent decrees and orders relating to soil or groundwater contamination at its former operations in Burbank and Glendale, California and Great Neck, New York. Under the Burbank and Glendale orders, the Corporation, among other things, is obligated to construct and fund the operations of soil and groundwater treatment facilities through 2018 and 2012, respectively. Responsibility for the long-term operation of the Burbank and Glendale facilities has been assumed by the respective localities. In addition, under an agreement related to the Burbank and Glendale remediation activities, the U.S. Government reimburses the Corporation in an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of credit and other matters – The Corporation has entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions primarily relating to advances received from customers and/or the guarantee of future performance on certain of its contracts. The Corporation had total outstanding letters of credit and other arrangements aggregating approximately $3.0 billion at December 31, 2004 and $3.9 billion at December 31, 2003. Letters of credit and surety bonds are available for draw down in the event of the Corporation’s nonperformance.

Note 15 – Information on Business Segments

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). In the following tables of financial data, the total of the operating results of these business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Net unallocated Corporate expense” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. For financial data other than “Operating profit,” all activities other than those pertaining to the principal business segments are included in “Other.”

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

Transactions between segments are generally negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of “Net sales” in the related table that follows. Other accounting policies of the business segments are the same as those described in Note 1 – Significant Accounting Policies.

Following is a brief description of the activities of the principal business segments:

•	Aeronautics – Engaged in design, research and development, systems integration, production, support and upgrade of advanced military aircraft and related technologies. Its customers include the military services of the United States and allied countries throughout the world. Major products and programs include the F-16 multi-role fighter, F/A-22 air dominance, attack and multi-mission combat aircraft, F-35 Joint Strike Fighter, C-130J tactical airlift aircraft, C-5 strategic airlift aircraft, and support for the F-117 stealth fighter and special mission and reconnaissance aircraft (e.g., P-3 Orion, S-3 Viking and U-2). The Corporation also produces major components for the F-2 fighter and is a co-developer of the C-27J tactical transport and T-50 advanced jet trainer.

•	Electronic Systems – Engaged in the design, research, development, integration and production of high performance systems for undersea, shipboard, land and airborne applications. Major product lines include: missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; systems integration and program management for fixed and rotary-wing aircraft systems; radars; platform integration systems; homeland security systems; surveillance and reconnaissance systems; advanced aviation management; security and information technology solutions; simulation and training systems; and postal automation systems.

•	Space Systems – Engaged in the design, research, development, engineering, integration and production of satellites, strategic and defensive missile systems and launch services. The satellite product line includes both government and commercial satellites. Strategic and defensive missile systems include airborne and missile defense technologies and fleet ballistic missiles. Launch services include launches on Atlas, Proton and Titan launch vehicles, and also include the Space Shuttle’s external tank. In addition, the segment has investments in joint ventures that are principally engaged in businesses that complement and enhance other activities of the segment.

•	Integrated Systems & Solutions – Engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) activities of the DoD, intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life-cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in space, air and ground systems. IS&S serves as the Corporation’s focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, software development and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling, simulation, and large-scale systems integration. In that role, IS&S operates the Center for Innovation, a newly established facility for modeling and simulation.

•	Information & Technology Services – Engaged in a wide array of information technology (IT), IT-related, and other technology services to federal agencies and other customers. Major product lines include: information technology integration and management; enterprise solutions, application development, maintenance, and consulting for strategic programs for the DoD and civil government agencies; aircraft and engine maintenance and modification services; management, operation, maintenance, training, and logistics support for military, homeland security and civilian systems; launch, mission, and analysis services for military, classified and commercial satellites; engineering, science and information services for NASA; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Selected Financial Data by Business Segment

(In millions)	2004	2003	2002
Net sales
Aeronautics	$11,781	$10,202	$6,471
Electronic Systems	9,724	8,991	8,685
Space Systems	6,357	6,021	5,287
Integrated Systems & Solutions	3,850	3,420	3,015
Information & Technology Services	3,801	3,174	3,104

Total business segments	35,513	31,808	26,562
Other	13	16	16

	$35,526	$31,824	$26,578

Operating profit (a)
Aeronautics	$899	$690	$448
Electronic Systems	969	858	875
Space Systems	489	403	279
Integrated Systems & Solutions	334	291	241
Information & Technology Services	285	226	177

Total business segments	2,976	2,468	2,020
Net unallocated Corporate expense (b)	(887)	(449)	(862)

	$2,089	$2,019	$1,158

Intersegment revenue
Aeronautics	$73	$41	$28
Electronic Systems	579	550	338
Space Systems	207	134	147
Integrated Systems & Solutions	553	471	272
Information & Technology Services	730	765	707

Total business segments	2,142	1,961	1,492
Other	104	83	75

	$2,246	$2,044	$1,567

Selected Financial Data by Business Segment (continued)

(In millions)	2004	2003	2002
Depreciation and amortization of property, plant and equipment
Aeronautics	$105	$89	$74
Electronic Systems	162	160	153
Space Systems	134	120	108
Integrated Systems & Solutions	28	29	34
Information & Technology Services	40	42	36

Total business segments	469	440	405
Other	42	40	28

	$511	$480	$433

Amortization of purchased intangibles
Aeronautics	$50	$50	$50
Electronic Systems	47	47	49
Space Systems	8	8	7
Integrated Systems & Solutions	14	14	12
Information & Technology Services	14	8	7

Total business segments	133	127	125
Other	12	2	—

	$145	$129	$125

Expenditures for property, plant and equipment (c)
Aeronautics	$187	$210	$205
Electronic Systems	248	204	200
Space Systems	161	143	147
Integrated Systems & Solutions	60	35	34
Information & Technology Services	44	41	44

Total business segments	700	633	630
Other	69	54	22

	$769	$687	$652

Selected Financial Data by Business Segment (continued)

(In millions)	2004	2003	2002
Assets (d)
Aeronautics	$2,579	$3,061	$2,835
Electronic Systems	8,853	8,740	8,697
Space Systems	3,018	2,986	3,147
Integrated Systems & Solutions	2,138	2,223	2,070
Information & Technology Services	2,170	2,342	1,634

Total business segments	18,758	19,352	18,383
Other (e)	6,796	6,823	8,596

	$25,554	$26,175	$26,979

Goodwill
Aeronautics	$—	$—	$—
Electronic Systems	5,128	5,075	5,075
Space Systems	453	453	453
Integrated Systems & Solutions	1,317	1,357	1,311
Information & Technology Services	994	994	541

	$7,892	$7,879	$7,380

Customer advances and amounts in excess of costs incurred
Aeronautics	$1,526	$2,051	$2,412
Electronic Systems	1,221	1,049	816
Space Systems	1,167	1,042	1,238
Integrated Systems & Solutions	101	98	57
Information & Technology Services	13	16	19

	$4,028	$4,256	$4,542

(a)	Operating profit included equity in net earnings (losses) of equity investees as follows:

	2004	2003	2002
	(In millions)
Electronic Systems	$5	$—	$—
Space Systems	71	51	39
Information & Technology Services	16	15	10

Total business segments	92	66	49
Other	(25)	41	44

	$67	$107	$93

(b) Net unallocated Corporate expense includes the following:

	2004	2003	2002
	(In millions)
FAS/CAS pension adjustment	$(595)	$(300)	$243
Items not considered in segment operating performance	(215)	(153)	(1,112)
Other	(77)	4	7

	$(887)	$(449)	$(862)

For information regarding the items not considered in management’s evaluation of segment operating performance, see Notes 2, 5, 7, 8, 10 and 14 to the consolidated financial statements.

(c)	Amounts exclude expenditures related to discontinued businesses totaling $10 million in 2002.

(d)	The Corporation has no significant long-lived assets located in foreign countries.

(e)	Assets primarily include cash, investments, deferred income taxes and the prepaid pension asset.

Net Sales by Customer Category

(In millions)	2004	2003	2002
U.S. Government
Aeronautics	$7,876	$6,613	$4,483
Electronic Systems	7,909	7,363	6,910
Space Systems	5,180	4,928	4,303
Integrated Systems & Solutions	3,742	3,252	2,804
Information & Technology Services	3,589	2,799	2,735

	$28,296	$24,955	$21,235

Foreign governments (a)(b)
Aeronautics	$3,896	$3,580	$1,971
Electronic Systems	1,731	1,526	1,657
Space Systems	4	—	—
Integrated Systems & Solutions	29	16	51
Information & Technology Services	94	79	76

	$5,754	$5,201	$3,755

Commercial (b)
Aeronautics	$9	$9	$17
Electronic Systems	84	102	118
Space Systems	1,173	1,093	984
Integrated Systems & Solutions	79	152	160
Information & Technology Services	118	296	293

Total business segments	1,463	1,652	1,572
Other	13	16	16

	$1,476	$1,668	$1,588

	$35,526	$31,824	$26,578

(a)	Sales made to foreign governments through the U.S. Government are included in the foreign governments category above.

(b)	International sales, including export sales reflected in the foreign governments and commercial categories above, were approximately $6 billion, $5.6 billion and $4.3 billion in 2004, 2003 and 2002, respectively.

Note 16 – Summary of Quarterly Information (Unaudited)

	2004 Quarters
(In millions, except per share data)	First	Second	Third	Fourth(a)
Net sales	$8,347	$8,776	$8,438	$9,965
Operating profit	536	544	561	448
Net earnings	291	296	307	372
Earnings per share	0.65	0.66	0.69	0.83

	2003 Quarters
	First(b)	Second(c)	Third(d)	Fourth(e)
Net sales	$7,059	$7,709	$8,078	$8,978
Operating profit	505	470	428	616
Net earnings	250	242	217	344
Earnings per share	0.55	0.54	0.48	0.77

(a)	Net earnings for the fourth quarter of 2004 included the following items: a charge related to Pit 9 litigation which decreased net earnings by $117 million ($0.26 per share); a charge related to the early repayment of debt which decreased net earnings by $100 million ($0.22 per share); the closure of an IRS examination which increased net earnings by $144 million ($0.32 per share); a gain on the sale of interest in New Skies Satellites, N.V. which increased net earnings by $59 million ($0.13 per share); and a gain on the sale of COMSAT General business which increased net earnings by $4 million ($0.01 per share).

(b)	Net earnings for the first quarter of 2003 included the following items: a charge related to the early repayment of debt which decreased net earnings by $13 million ($0.03 per share); and partial reversal of a charge recorded in 2002 related to Space Imaging which increased net earnings by $13 million ($0.03 per share).

(c)	Net earnings for the second quarter of 2003 included a charge related to the Corporation’s decision to exit the commercial mail sorting business which reduced net earnings by $27 million ($0.06 per share).

(d)	Net earnings for the third quarter of 2003 included a charge related to the early repayment of debt which decreased net earnings by $83 million ($0.18 per share).

(e)	Net earnings for the fourth quarter of 2003 included a gain from the sale of the Corporation’s commercial IT business which increased net earnings by $8 million ($0.02 per share).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The information required by this item is provided as part of “Management’s Discussion and Analysis – Controls and Procedures” at page 50 of this report.

ITEM 9B.	OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 was reported on a Form 8-K during that period.

In lieu of filing a separate Form 8-K to report the information described below, the Corporation has elected to include the information in its Form 10-K as permitted by applicable SEC rules.

In accordance with its charter, the Management Development and Compensation Committee and the Stock Option Subcommittee (together, the “Committee”) of Lockheed Martin Corporation’s Board of Directors reviews and approves corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance and recommends to the independent members of the Board the compensation level based on that evaluation. The Committee also makes recommendations to the independent members of the Board of Directors concerning the compensation of the Corporation’s other executive officers. On February 23, 2005, the Committee established the key performance objectives that will be used to evaluate corporate and executive officer performance for purposes of determining incentive compensation awards under the

Lockheed Martin Management Incentive Compensation Plan (“MICP”) for 2005. The Committee generally reviews and makes annual incentive compensation awards in the first quarter following completion of each year. Each of the executive officers is assigned a targeted percentage (ranging from 45 percent to 100 percent) of base salary determined by the level of importance and responsibility of the participant’s position in the Corporation. The amount of incentive compensation generated by the target percentage is adjusted upwards or downwards after assessment by the Committee of corporate performance and the individual’s contribution to that performance. Following adjustment for corporate and individual performance ratings, the bonuses payable under the MICP for the executive officers can range from 0 percent to 195 percent of the target bonus amount, or higher at the discretion of the Committee. In determining the adjustment for individual, the Committee also considers subjective criteria, such as the accomplishment of individual goals and contributions to operational performance, as well as the individual’s implementation of and adherence to the Corporation’s policy on ethics and standards of conduct, customer satisfaction, teamwork, and retention and development of key personnel.

For 2005, the Committee plans to evaluate corporate performance, in part, by comparison of 2005 actual results to selected financial performance measures from the Corporation’s 2005 long-range plan. In evaluating 2005 MICP awards, the Committee plans to consider the following measures of financial performance: orders; sales; operating earnings before income taxes; operating margin; earnings per share; cash from operations; capital expenditures; and return on invested capital. Other objectives that the Committee plans to evaluate to determine MICP awards for 2005 include: the Corporation’s mission success; achievement of new business objectives; competitive win rates; ability to protect funding for existing programs; achievement of enterprise savings; reduction in the number of programs characterized internally as red or watch programs; achievement of corporate diversity maturity model objectives; achievement of hiring targets; introduction of a new leadership competency model; achievement of ethics awareness and compliance training objectives; review of various strategic human resources programs; and the ability to drive productivity improvement through the Corporation’s LM21 program. In addition, the Committee plans to consider the following measures: the Corporation’s success in institutionalizing horizontal integration; executing acquisitions opportunistically and efficiently; continuing compliance with Sarbanes-Oxley Act requirements; and fully integrating an enterprise-wide risk management program. Selection of and weighting of the various criteria in determining MICP awards is within the Committee’s discretion and may vary from year to year. The Committee retains discretion to determine the amount of actual awards, if any.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2005 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in the 2005 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the heading “Securities Owned by Directors, Nominees and Named Executive Officers” and “Equity Compensation Plan Information” in the 2005 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors – Fees Paid to Independent Auditors” in the 2005 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The report of Lockheed Martin’s independent auditors with respect to the above-referenced financial statements and report on internal control appears on page 53 and page 52 of this Form 10-K. The consent of Lockheed Martin’s independent auditors appears as Exhibit 23 of this Annual Report on Form 10-K

(c)	Exhibits

3.1	Charter of Lockheed Martin Corporation (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K/A filed with the SEC on July 22, 2003).

3.2	Bylaws of Lockheed Martin Corporation as last amended effective January 1, 2005 (incorporated by reference to Exhibit 3.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 6, 2004).

4.1	Indenture dated May 16, 1996, between the Corporation, Lockheed Martin Tactical Systems, Inc., and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4 of the Corporation’s filing on Form 8-K on May 16, 1996).

See also Exhibits 3.1 and 3.2.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Lockheed Martin Corporation 1995 Omnibus Performance Award Plan (incorporated by reference to the Corporation’s 2001 Schedule 14A) filed with the SEC on March 20, 2001).

10.2	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.3	Agreement Containing Consent Order, dated December 22, 1994, among the Corporation, Lockheed Corporation, Martin Marietta Corporation and the Federal Trade Commission (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.4	Lockheed Martin Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.5	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.6	Martin Marietta Corporation Post-Retirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with SEC on February 9, 1995).

10.7	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with SEC on February 9, 1995).

10.8	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with SEC on February 9, 1995).

10.9	Martin Marietta Supplementary Pension Plan for Employees of Transferred GE Operations (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with SEC on February 9, 1995).

10.10	Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended (incorporated by reference to Exhibit 10(v) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.11	Incentive Retirement Benefit Plan for Certain Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.12	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.26 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.13	Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.14	Deferred Compensation Plan for Directors of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.15	Lockheed Corporation Directors’ Deferred Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.16	Trust Agreement, dated December 22, 1994, between Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.17	Lockheed Martin Corporation Directors Charitable Award Plan (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.18	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10(dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.19	Lockheed Martin Corporation Post-Retirement Death Benefit Plan for Elected Officers, as amended (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.20	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.21	Resolutions of Board of Directors of Lockheed Martin Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.22	Lockheed Martin Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.23	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.24	Lockheed Martin Corporation Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.25	COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference from Exhibit 10.24 to Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

10.26	Amendment to Lockheed Martin Corporation Nonqualified Retirement Plans (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.27	Deferred Management Incentive Compensation Plan of Lockheed and its subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.28	Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to the Corporation’s 2003 Schedule 14A filed on March 14, 2003).

10.29	Key Executive Retention Bonus Agreement dated December 10, 2001 (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ending December 31, 2003).

10.30	Professional Services Agreement, effective as of April 1, 2005, by and between Lockheed Martin Corporation and Dain M. Hancock (incorporated by reference to Exhibit 99 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2004).

10.31	First Supplemental Indenture for the $1,000,000,000 aggregate principal amount outstanding of Floating Rate Convertible Senior Debentures due August 13, 2033, between Lockheed Martin Corporation and The Bank of New York, as Trustee, dated December 6, 2004 (incorporated by reference to Exhibit 99 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2004).

10.32	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.33	364-Day Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.34	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.35	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.36	Lockheed Martin Supplemental Retirement Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.37	Summary of Compensation Agreement for Vance D. Coffman as non-employee Chairman of the Board of Directors (incorporated by reference to Lockheed Martin Corporation’s Current Report on Form 8-K dated September 1, 2004).

10.38	Retirement Agreement for Vance D. Coffman (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.39	Letter Agreement between Lockheed Martin Corporation and Albert E. Smith (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.40	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.41	Annual Incentive Cash Compensation for 2004 and Base Salaries of Named Executive Officers as of December 31, 2004 (incorporated by reference to Exhibit 99 to Lockheed Martin Corporation’s Current Report on Form 8-K dated February 2, 2005).

10.42	Executive Retention Agreement, between Lockheed Martin Corporation Aeronautics Company and Ralph D. Heath, dated June 23, 2003 (incorporated by reference to Exhibit 99 of Lockheed Martin Corporation’s Current Report on Form 8-K dated January 17, 2005).

10.43	Summary of Annual Compensation of Directors.

10.44	Lockheed Martin Management Incentive Compensation Plan — 2005 Corporate Performance Objectives.

*	Exhibits 10.1, 10.2, 10.4 through 10.30 and 10.34 through 10.44 constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Form 10-K.

12	Computation of ratio of earnings to fixed charges for the year ended December 31, 2004.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Robert J. Stevens

31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

Date: February 28, 2005	By:	/s/ Rajeev Bhalla
RAJEEV BHALLA
Vice President and Controller (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Stevens* ROBERT J. STEVENS	President, Chief Executive Officer and Director	February 28, 2005

/s/ Christopher E. Kubasik CHRISTOPHER E. KUBASIK	Executive Vice President and Chief Financial Officer	February 28, 2005

/s/ E.C. “Pete” Aldridge, Jr.* E.C. “PETE” ALDRIDGE, JR.	Director	February 28, 2005

/s/ Nolan D. Archibald* NOLAN D. ARCHIBALD	Director	February 28, 2005

/s/ Norman R. Augustine* NORMAN R. AUGUSTINE	Director	February 28, 2005

/s/ Marcus C. Bennett* MARCUS C. BENNETT	Director	February 28, 2005

/s/ James O. Ellis. Jr.* JAMES O. ELLIS, JR.	Director	February 28, 2005

/s/ Gwendolyn S. King* GWENDOLYN S. KING	Director	February 28, 2005

/s/ Douglas H. McCorkindale* DOUGLAS H. MCCORKINDALE	Director	February 28, 2005

/s/ Eugene F. Murphy* EUGENE F. MURPHY	Director	February 28, 2005

/s/ Joseph W. Ralston* JOSEPH W. RALSTON	Director	February 28, 2005

FRANK SAVAGE	Director

/s/ Anne Stevens* ANNE STEVENS	Director	February 28, 2005

/s/ James R. Ukropina* JAMES R. UKROPINA	Director	February 28, 2005

/s/ Douglas C. Yearley* DOUGLAS C. YEARLEY	Director	February 28, 2005

*By:	/s/ Frank H. Menaker	February 28, 2005
(FRANK H. MENAKER, Attorney-in-fact**)

**	By authority of Powers of Attorney filed with this Annual Report on Form 10-K.