Form 10-Q
period 2005-03-31
LOCKHEED MARTIN CORP
filed 2005-04-28
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2005
Common stock, $1 par value	443,990,087

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

INDEX (continued)

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended March 31,
	2005	2004
	(In millions, except per share data)

Net sales	$8,488	$8,347
Cost of sales	7,946	7,879

	542	468
Other income and expenses, net	88	68

Operating profit	630	536
Interest expense	90	108

Earnings before income taxes	540	428
Income tax expense	171	137

Net earnings	$369	$291

Earnings per common share
Basic	$0.84	$0.66

Diluted	$0.83	$0.65

Cash dividends declared per common share	$0.25	$0.22

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited) March 31, 2005	December 31, 2004
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,727	$1,060
Short-term investments	406	396
Receivables	4,240	4,094
Inventories	1,781	1,864
Deferred income taxes	1,079	982
Other current assets	499	557

Total current assets	10,732	8,953

Property, plant and equipment, net	3,565	3,599
Investments in equity securities	124	812
Goodwill	8,299	7,892
Purchased intangibles, net	672	672
Prepaid pension asset	966	1,030
Other assets	2,520	2,596

	$26,878	$25,554

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,818	$1,726
Customer advances and amounts in excess of costs incurred	4,266	4,028
Salaries, benefits and payroll taxes	1,307	1,346
Income taxes	289	28
Current maturities of long-term debt	15	15
Other current liabilities	1,447	1,423

Total current liabilities	9,142	8,566

Long-term debt	5,104	5,104
Accrued pension liabilities	1,875	1,660
Other post-retirement benefit liabilities	1,300	1,236
Other liabilities	2,016	1,967

Stockholders’ equity:
Common stock, $1 par value per share	441	438
Additional paid-in capital	2,383	2,223
Retained earnings	6,174	5,915
Unearned compensation	(19)	(23)
Accumulated other comprehensive loss	(1,538)	(1,532)

Total stockholders’ equity	7,441	7,021

	$26,878	$25,554

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(In millions)
Operating Activities:
Net earnings	$369	$291
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	126	126
Amortization of purchased intangibles	37	36
Changes in operating assets and liabilities:
Receivables	(58)	21
Inventories	84	278
Accounts payable	75	177
Customer advances and amounts in excess of costs incurred	238	(132)
Other	677	265

Net cash provided by operating activities	1,548	1,062

Investing Activities:
Expenditures for property, plant and equipment	(89)	(106)
(Purchase) sale of short-term investments, net	(10)	240
Acquisitions / investments in affiliated companies	(413)	—
Divestitures and other activities	762	—
Other	2	13

Net cash provided by investing activities	252	147

Financing Activities:
Issuances of common stock	111	18
Repurchases of common stock	(134)	—
Common stock dividends	(110)	(98)
Repayments of long-term debt	—	(15)

Net cash used for financing activities	(133)	(95)

Net increase in cash and cash equivalents	1,667	1,114
Cash and cash equivalents at beginning of period	1,060	1,010

Cash and cash equivalents at end of period	$2,727	$2,124

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2005 presentation.

NOTE 2 – EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

Reported and pro forma basic and diluted earnings per share in the table below were computed based on the respective reported and pro forma net earnings amounts for the periods presented. The weighted average number of common shares outstanding during each period was used in the calculation of basic earnings per share. The weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method. Unless otherwise noted, all per share amounts cited in these financial statements are presented on a “per diluted share” basis.

The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Corporation has adopted those provisions of Statement of Financial Accounting Standards (FAS) 123, Accounting for Stock-Based Compensation, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

Options granted under the Corporation’s employee stock option plans have 10-year terms and vest over two-year to three-year service periods. Upon retirement, the Corporation’s stock option award agreements allow employees to retain all stock option awards held through the initial vesting date prior to retirement, and to continue vesting in the award as if their employment had continued. Effective January 2005, the Corporation measures fair value-based, pro forma compensation expense for footnote disclosure purposes based on whether stock option recipients are retirement eligible following the annual grant of the awards. Such compensation expense for active, retirement eligible employees will now be recognized over one year, and for active, non-retirement eligible employees, over the vesting period of the award. Prior to 2005, the Corporation recognized fair value-based, pro forma compensation expense for inclusion in its footnote disclosures over the original two-year or three-year vesting periods of each award for all employees, including those eligible to retire.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The March 31, 2005 pro forma disclosures set forth below include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense for retirement eligible employees with outstanding and unvested 2004 and 2003 stock option awards, to reflect the service period as one year rather than the three year vesting period.

The Corporation’s reported and pro forma earnings per share information follows:

	Three Months Ended March 31,
	2005	2004
	(In millions, except per share data)
Net earnings:
As reported	$369	$291
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense (1)	(14)	(13)
Inception-to-date adjustment (2)	(33)	—

Pro forma	$322	$278

Average common shares outstanding:
Average number of common shares outstanding for basic computations	441.3	444.3
Dilutive stock options	5.2	3.2

Average number of common shares outstanding for diluted computations	446.5	447.5

Earnings per basic share:
As reported	$0.84	$0.66
Fair value-based, pro forma compensation expense (1)	(0.03)	(0.03)
Inception-to-date adjustment (2)	(0.08)	—

Pro forma	$0.73	$0.63

Earnings per diluted share:
As reported	$0.83	$0.65
Fair value-based, pro forma compensation expense (1)	(0.03)	(0.03)
Inception-to-date adjustment (2)	(0.08)	—

Pro forma	$0.72	$0.62

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(1)	For the 2005 period, the fair value-based, pro forma compensation expense includes amounts for employees with outstanding 2005 stock option awards, including those who are retirement eligible, and amounts for employees with outstanding and unvested 2004 and 2003 stock option awards who are not eligible for retirement. For the 2004 period, the fair value-based, pro forma compensation expense includes amounts for employees with outstanding and unvested 2004, 2003 and 2002 stock option awards over the original vesting periods, without regard to retirement eligibility.

(2)	Represents the inception-to-date adjustment of fair value-based, pro forma compensation expense for retirement eligible employees with outstanding and unvested 2004 and 2003 stock option awards to reflect the service period as one year, rather than the original three year vesting period.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact the Corporation’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related excess tax benefit received upon exercise of the options, if any, in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. In April 2005, the SEC adopted a new rule which defers the compliance date of FAS 123(R) until 2006 for calendar year companies such as the Corporation. Consistent with the new rule, the Corporation intends to adopt FAS 123(R) in the first quarter of 2006, and to implement the standard on a prospective basis. The Corporation is continuing to analyze and assess a number of technical implementation issues relating to adoption of the standard, including the selection and use of an appropriate valuation model, and therefore the ultimate impact of adopting FAS 123(R) is not yet known.

NOTE 3 – INVENTORIES

	March 31, 2005	December 31, 2004

	(In millions)

Work in process, primarily related to long-term contracts and programs in progress	$4,463	$4,697
Less customer advances and progress payments	(3,198)	(3,267)

	1,265	1,430
Other inventories	516	434

	$1,781	$1,864

Inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $321 million and $301 million at March 31, 2005 and December 31, 2004, respectively to provide launch services.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – POST-RETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net post-retirement benefit cost as determined by FAS 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions, related to the Corporation’s plans include the following components:

	Three Months Ended March 31,
	2005	2004
	(In millions)
Defined benefit pension plans
Service cost	$213	$186
Interest cost	384	375
Expected return on plan assets	(436)	(425)
Amortization of prior service cost	20	20
Recognized net actuarial losses	98	67

Total net pension expense	$279	$223

Retiree medical and life insurance plans
Service cost	$14	$13
Interest cost	57	57
Expected return on plan assets	(25)	(22)
Amortization of prior service cost	3	2
Recognized net actuarial losses	15	15

Total net post-retirement expense	$64	$65

In September and December 2004, the Corporation made discretionary prepayments totaling $485 million to the defined benefit plan pension trust, and in December 2004, made a discretionary prepayment of $133 million related to its retiree medical and life insurance plans. In 2005, the Corporation’s required contributions are $70 million - $80 million for its defined benefit plan pension trust and $180 million - $190 million for its retiree medical and life insurance plans, after giving consideration to the 2004 prepayments. Contributions for the first quarter of 2005 were not material.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – LEGAL PROCEEDINGS AND CONTINGENCIES

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

On February 6, 2004, the Corporation submitted a certified contract claim to the United States seeking contractual indemnity for remediation and litigation costs (past and future) associated with its former facility in Redlands, California. The claim was submitted pursuant to a claim sponsorship agreement with The Boeing Company, executed in 2001, in Boeing’s capacity as the prime contractor on the Short Range Attack Missile (SRAM) program. The contract for the SRAM program, which formed a significant portion of the Corporation’s work at the Redlands facility, contained special contractual indemnities from the U.S. Air Force, as authorized by Public Law 85-804. On August 31, 2004, the United States denied the claim. The Corporation’s appeal of that decision is pending before the Armed Services Board of Contract Appeals.

On August 28, 2003, the Department of Justice filed complaints in partial intervention in two previously reported lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel Natural Resources Defense Council, et al v. Lockheed Martin Corporation, et al, and United States ex re. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The Department alleges that the Corporation committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by failing to properly handle, store, and transport hazardous waste and that it violated the False Claims Act by purportedly misleading DoE officials and state regulators regarding the nature and extent of environmental noncompliance at the plant. The Corporation believes the allegations are without merit and is defending against them.

On June 10, 2003, Lockheed Martin filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against The Boeing Company and various individuals. On May 24, 2004, the Corporation filed an amended and supplemental complaint, which presently alleges that the defendants solicited, acquired and used Lockheed Martin’s proprietary information during the competition for awards under the U.S. Air Force’s EELV programs and others in violation of Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on the Corporation’s purported disclosure to the U.S. Air Force and the government of Boeing’s possession and use of Lockheed Martin’s documents in the EELV and other

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

competitions. The Corporation believes that the counterclaim is without merit and is defending against it.

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

As previously reported, in a lawsuit filed against us in the U.S. District Court for the Northern District of California, Space Systems Loral (SSL) alleges that the Corporation’s series A2100, 3000, 4000, 5000 and 7000 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. On April 20, 2005, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s order dismissing the lawsuit, ruling that the District Court erred when it concluded that the SSL patent was invalid for violating the written description requirement of patent law. The Court of Appeals remanded the case to the District Court. The Corporation believes that its satellites do not infringe the patent and, if necessary, plans to vigorously defend the case at trial.

As described in the “Environmental Matters” discussion below, Lockheed Martin is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, the Corporation is a party to or has its property subject to various other lawsuits or proceedings involving environmental matters. Due in part to their complexity and pervasiveness, such requirements have resulted in the Corporation being involved with related legal proceedings, claims and remediation obligations.

The Corporation has been in litigation with certain residents of Redlands, California since 1997 regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals and putative classes of individuals arising from its alleged contribution to regional groundwater contamination. In March and April of 2005, the California Court of Appeal issued orders staying all trial and appellate proceedings

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

pending further order of the Court, including staying the trial of 14 claims that was to have commenced in May 2005 in the California Superior Court for San Bernardino County, and further referred the case to the Court of Appeal’s settlement conference coordinator to arrange a settlement conference with a mediator selected by the presiding justice.

Environmental matters – The Corporation is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of its current or former facilities. At March 31, 2005 and December 31, 2004, the aggregate amount of liabilities recorded relative to environmental matters was approximately $420 million. About 60% of the liability relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability related to other properties (including current operating facilities and certain facilities operated in prior years) for which the Corporation’s obligation is probable and the financial exposure can be estimated. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, the Corporation projects costs over a reasonable time frame not to exceed 20 years. The extent of the Corporation’s financial exposure cannot in all cases be reasonably determined at this time. The Corporation also is pursuing claims for contribution to site clean-up costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents and has submitted a plan approved by the Regional Board to maintain public water supplies with respect to chlorinated solvents during the investigation. In 2004, the State of California established a public health goal of six parts per billion (ppb) for the concentration of perchlorate in water, and elevated the perchlorate action level from four ppb to six ppb. Following further study of perchlorate health effects by both the National Academy of Sciences and by the U.S. EPA, California reaffirmed its six ppb public health goal for perchlorates in March 2005. Although the six ppb public health goal is not a legally enforceable drinking water standard, the Corporation has developed and is in the process of implementing a preliminary remediation plan to meet the six ppb goal in anticipation that California may promulgate an enforceable standard at that level.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

reimburses the Corporation in an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). In the following table of financial data related to “Operating profit,” the results of the business segments are reconciled to the corresponding consolidated amount. The reconciling item “Net unallocated Corporate expense” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

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

	Three Months Ended March 31,
	2005	2004
	(In millions)
Selected Financial Data by Business Segment

Net sales
Aeronautics	$2,766	$2,875
Electronic Systems	2,257	2,134
Space Systems	1,662	1,579
Integrated Systems & Solutions	958	907
Information & Technology Services	845	852

	$8,488	$8,347

Operating profit
Aeronautics	$222	$206
Electronic Systems	232	202
Space Systems	153	120
Integrated Systems & Solutions	84	80
Information & Technology Services	71	60

Total business segments	762	668
Net unallocated Corporate expense	(132)	(132)

	$630	$536

Intersegment revenue
Aeronautics	$17	$16
Electronic Systems	132	149
Space Systems	44	48
Integrated Systems & Solutions	147	138
Information & Technology Services	228	197

	$568	$548

NOTE 7 – OTHER

In January 2005, the Corporation completed the sale of its 25% interest in Intelsat, Ltd. to a private equity firm for $18.75 per share. The Corporation received proceeds of $752 million and recorded a gain, net of state income taxes, of $47 million in other income and expenses. The gain increased net earnings by $31 million ($0.07 per share).

In March 2005, the Corporation recorded a charge, net of state income tax benefits, of $30 million in cost of sales related to impairment in the value of a single telecommunications satellite operated by a wholly-owned subsidiary of the Corporation. The charge reduced net earnings by $19 million ($0.04 per share). The impairment charge was recorded due to concerns of overcapacity in markets served by the satellite.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On March 31, 2005, the Corporation completed its purchase of The SYTEX Group, Inc. (SYTEX). The total purchase price related to the Corporation’s acquisition of SYTEX, including transaction-related costs and estimated purchase price adjustments, was approximately $480 million. Approximately $380 million of the purchase price was paid in cash at closing, with most of the remainder payable in 2006. The acquisition is being accounted for under the purchase method of accounting. Preliminary purchase accounting adjustments were recorded at March 31, 2005 by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, and included recording goodwill of approximately $380 million which will be amortized for tax purposes. These preliminary adjustments and estimates are subject to change as a result of the completion of future analyses. The acquisition expands the Corporation’s information technology solutions and technical support services businesses with the U.S. Department of Defense and other federal agencies. The operations of SYTEX will be included in the Information & Technology Services business segment beginning in the second quarter of 2005.

In February 2005, the Corporation also completed the acquisition of STASYS Limited, a U.K.-based technology and consulting firm specializing in network communications and defense interoperability, whose operations will be combined with the Integrated Systems & Solutions segment. The acquisition was not material to the Corporation’s consolidated results of operations, financial position or cash flows.

The components of comprehensive income for the three months ended March 31, 2005 and 2004 consisted of the following:

	Three Months Ended March 31,
	2005	2004
	(In millions)

Net earnings	$369	$291

Other comprehensive income (loss):
Net unrealized (loss) gain from available-for-sale investments	(1)	(6)
Other	(5)	3

	(6)	(3)

Comprehensive income	$363	$288

The Corporation’s total interest payments were $17 million and $15 million for the three months ended March 31, 2005 and 2004, respectively.

The Corporation received net federal and foreign income tax refunds of $58 million in the first quarter of 2005. Net federal and foreign income tax payments did not have an impact on cash for the three months ended March 31, 2004.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the unaudited condensed consolidated balance sheet of Lockheed Martin Corporation as of March 31, 2005, and the related unaudited condensed consolidated statement of earnings for the three-month periods ended March 31, 2005 and 2004, and the unaudited condensed consolidated statement of cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Baltimore, Maryland

April 26, 2005

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2005

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems, products and services. As a leading systems integrator, our products and services range from aircraft, spacecraft and launch vehicles to missiles, electronics and information systems. We serve customers in domestic and international defense, civil markets and homeland security, with our principal customers being agencies of the U.S. Government. About 80% of our sales over the past three years have been to agencies of the U.S. Government. Our main areas of focus are in the defense, space, intelligence/homeland security, and government information technology markets. We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S) and Information & Technology Services (I&TS).

The following discussion should be read along with our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Since our operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules, the results of operations of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of our future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in the following discussions are presented on a “per diluted share” basis.

The following discussion of net sales and operating results will provide an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows, will describe the contributions of each of our business segments to our consolidated results for the quarters ended March 31, 2005 and 2004.

Net sales for the first quarter of 2005 were $8.5 billion, a 2% increase over the first quarter 2004 sales of $8.3 billion. Sales increases in Electronics Systems, Space Systems and IS&S more than offset slight declines in Aeronautics and I&TS during the quarter ended March 31, 2005 compared to 2004.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the quarter ended March 31, 2005, the following items, among other things, were included in “Net unallocated Corporate (expense) income” (see the related section under the Discussion of Business Segments below):

•	A gain, net of state income taxes, of $47 million related to the sale of our 25% interest in Intelsat, Ltd., and

•	A charge, net of state income tax benefits, of $30 million related to impairment in the value of a single telecommunications satellite operated by one of our wholly-owned subsidiaries.

On a net basis, these items increased our net earnings by $12 million ($0.03 per share). There were no such items related to the quarter ended March 31, 2004.

Operating profit for the first quarter of 2005 was $630 million, an increase of 18% from the $536 million recorded in 2004. Operating profit increased in all five business segments during the quarter ended March 31, 2005 from the comparable 2004 period.

Interest expense for the first quarter of 2005 was $90 million, $18 million lower than the comparable period in 2004. This was primarily the result of the reduction in our debt portfolio.

Our effective income tax rates for the quarters ended March 31, 2005 and 2004 were 31.7% and 32.0%, respectively. The effective rate for the quarter ended March 31, 2005 is lower than the statutory rate of 35% primarily due to tax benefits related to export sales, the recently enacted tax deduction for U.S. manufacturing activities and deductions related to our employee stock ownership plan. The effective rate for the quarter ended March 31, 2004 was lower than the statutory rate of 35% primarily due to tax benefits related to export sales.

For the first quarter of 2005 and 2004, our net earnings were $369 million ($0.83 per share) and $291 million ($0.65 per share), respectively.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended March 31,
	2005	2004
	(In millions)

Net sales	$2,766	$2,875
Operating profit	222	206

Net sales for Aeronautics decreased by 4% for the quarter ended March 31, 2005 from 2004 due to a decline in Combat Aircraft, which more than offset higher volume in Air Mobility. The Combat Aircraft sales decrease of 9% was primarily due to lower volume on F-16 and other combat aircraft programs. Higher volume on the C-5 and other programs contributed to the revenue growth in Air Mobility.

Segment operating profit increased by 8% in the first quarter of 2005 compared to 2004. Operating profit was higher primarily due to the volume increases discussed above and improved performance on the C-130 and other programs in Air Mobility, which were partially offset by lower Combat Aircraft operating profit related to the reduced volume mentioned above.

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended March 31,
	2005	2004
	(In millions)

Net sales	$2,257	$2,134
Operating profit	232	202

Net sales for Electronic Systems increased 6% for the quarter ended March 31, 2005 compared to the same period in 2004. The increase was primarily attributable to higher volume in surface system programs at Maritime Systems & Sensors (MS2) and in platform integration activities at Platform Training & Transportation Solutions (PT&TS). These increases more than offset a decline in volume on air defense programs at Missiles & Fire Control (M&FC).

Operating profit for Electronic Systems increased 15% in the first quarter of 2005 compared to 2004. The increase was due to improved performance on fire control and air

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

defense programs at M&FC. Operating profit increases due to volume on surface systems programs at MS2 offset a slight decline in distribution technology programs at PT&TS.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended March 31,
	2005	2004
	(In millions)

Net sales	$1,662	$1,579
Operating profit	153	120

Net sales for Space Systems increased 5% for the quarter ended March 31, 2005 compared to 2004. The sales growth was primarily attributable to an increase in Satellites, where higher volume on government satellite programs more than offset a decline in commercial satellites. No commercial satellites were delivered this quarter as compared to one in 2004. A slight increase in Launch Services more than offset a decline in Strategic and Defensive Missile Systems. There were two Atlas launches and one Proton launch in the first quarters of both 2005 and 2004.

Space Systems’ operating profit increased by 28% for the quarter ended March 31, 2005 compared to 2004. Satellites’ operating profit increased due to volume and improved performance on government satellite programs, which more than offset a decline in commercial satellites due to no satellite deliveries this quarter. In Launch Services, operating profit was lower this quarter due to the benefit in 2004 resulting from the termination of a launch vehicle contract by a commercial customer, which was partially offset by a more profitable Proton launch in 2005.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

	Three Months Ended March 31,
	2005	2004
	(In millions)

Net sales	$958	$907
Operating profit	84	80

Net sales for IS&S increased 6% for the quarter ended March 31, 2005 compared to the same period in 2004. The increase was primarily attributable to higher volume and performance related to intelligence, defense and information assurance activities.

Operating profit for IS&S increased 5% in the first quarter of 2005 compared to 2004. The increase was primarily attributable to a higher volume and performance related to intelligence, defense and information assurance activities.

Information & Technology Services

Information & Technology Services’ operating results included the following:

	Three Months Ended March 31,
	2005	2004
	(In millions)

Net sales	$845	$852
Operating profit	71	60

Net sales for I&TS decreased 1% for the quarter ended March 31, 2005 compared to the same period in 2004. Lower volume on NASA programs more than offset a double-digit increase in Information Technology sales.

Operating profit for I&TS increased 18% in the first quarter of 2005 compared to 2004. The increase was due to higher volume in Information Technology and improved performance in Defense Services.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Unallocated Corporate (Expense) Income

The following table shows the components of net unallocated Corporate (expense) income. For a discussion of the FAS/CAS pension adjustment and other types of items included in net unallocated Corporate (expense) income, see Note 6 to the financial statements in this Form 10-Q. For information about items not considered in segment operating performance, see the discussion under the caption “Consolidated Results of Operations.”

	Three Months Ended March 31,
	2005	2004
	(In millions)

FAS/CAS pension adjustment	$(155)	$(150)
Items not considered in segment operating performance	17	—
Other, net	6	18

	$(132)	$(132)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended March 31,
	2005	2004
	(In millions)

FAS 87 expense	$(279)	$(223)
Less: CAS costs	(124)	(73)

FAS/CAS pension adjustment – expense	$(155)	$(150)

LIQUIDITY AND CASH FLOWS

We have developed strategic cash deployment objectives to help grow our core business, increase shareholder value and position us to take advantage of new business opportunities when they arise. Those objectives include internal investment in our business (e.g., capital expenditures, independent research and development), share repurchases, increases in dividends, debt reductions, and selected acquisitions of businesses consistent with our strategy. The following discussion highlights our cash activities for the quarters ended March 31, 2005 and 2004, as well as our future plans.

Operating Activities

Our operating cash flow continues to be the primary source of funds for financing our activities. Cash from operations amounted to $1.5 billion in the first quarter of 2005 and $1.1 billion in the first quarter of 2004. Our earnings, adjusted for non-cash items such as depreciation and amortization and working capital improvements, were the driving force behind the first quarter 2005 cash flows. Our working capital has continued to be

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

a focus of our cash management processes. We attribute this to our continued discipline in managing our cash conversion cycle, including the negotiation of performance-based progress payment or advance payment terms in our contracts, inventory management, and billing and collection activities. We continue to leverage the billing and collection processes of our Shared Services centers, including the emphasis on electronic interfaces with our U.S. Government customers.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $89 million in the first quarter of 2005 and $106 million in the first quarter of 2004. We expect a higher level of capital expenditures in 2005 and 2006 compared to the $769 million of expenditures recorded in 2004, consistent with the expected growth in our business.

Acquisitions and divestitures – In addition to our internal investment in capital expenditures, we also selectively identify businesses for potential acquisition. During the first quarter of 2005, we paid approximately $413 million for two businesses to strengthen our capabilities in providing IT services to defense, intelligence and other government customers.

Also during the first quarter of 2005, we received proceeds of $762 million from divestiture activities, including the sale of our investment in Intelsat, Ltd.

Other investing activities – During the first quarter of 2005, we purchased $10 million of short-term investments and in the same period of 2004, we liquidated $240 million of short-term investments.

Financing Activities

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. There were no repayments of long-term debt in the first quarter of 2005; however, we used $15 million in the first quarter of 2004 for scheduled repayments of debt maturities.

Share dividends and repurchases – Shareholders were paid dividends of $110 million in the first quarter of 2005 compared to $98 million in the first quarter of 2004. We paid a quarterly dividend of $0.25 in 2005 compared to $0.22 per share in the first quarter of 2004.

Cash was also used opportunistically in the first quarter of 2005 for common share repurchase activity. We have a share repurchase program in place for the repurchase of up to 43 million shares of our common stock from time-to-time at management’s discretion. At March 31, 2005, a total of approximately 16 million shares may be repurchased in the future under the program. During the first quarter of 2005, we paid $99 million to settle share repurchases that occurred in 2004, and repurchased 611,800

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

shares of our common stock for $35 million on a net basis. During the comparable period of 2004, we did not repurchase any shares of our stock. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended March 31, 2005.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front cash payment in exchange for the right to receive shares of our common stock or cash at the expiration of the agreement, dependent upon the closing price of our common stock at the maturity date. We entered into several such transactions during the first quarter of 2005 which, in the aggregate, required up-front cash payments totaling $120 million. Based on the closing price of our common stock on the maturity dates of the agreements, the transactions resulted in our receiving cash payments, and therefore did not result in the repurchase of any shares of our common stock. The net impact of the transactions was not material to earnings, cash flows or financial position. There were no such transactions outstanding at March 31, 2005.

CAPITAL RESOURCES

At March 31, 2005, our total long-term debt amounted to $5.1 billion, unchanged from the December 31, 2004 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. The majority of our long-term debt bears interest at fixed rates. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. We improved our debt-to-total capital ratio from 42% at December 31, 2004 to 41% at March 31, 2005. We held cash and cash equivalents of approximately $2.7 billion and short-term investments of $406 million at March 31, 2005.

Our stockholders’ equity amounted to $7.4 billion at March 31, 2005, an increase of $420 million from December 31, 2004. Net earnings and stock plan activities more than offset our repurchases of common stock and payment of dividends.

At March 31, 2005, we had in place a $1.5 billion revolving credit facility, which expires in July 2009, and a $500 million revolving credit facility, which expires in July 2005. There were no borrowings outstanding under either facility at March 31, 2005.

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

Cash and cash equivalents, short-term investments, cash flow from operations and other available financing resources, are expected to be sufficient to meet anticipated

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

operating, capital expenditure and debt service requirements, as well as acquisitions and other discretionary investment needs, projected over the next three years.

ADVANCES TO RUSSIAN MANUFACTURERS

Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture we have with two Russian government-owned space firms, has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. Commercial Atlas and Proton launch services are marketed around the world through International Launch Services (ILS), a joint venture between Lockheed Martin and LKEI. We consolidate the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest. Contracts for launch services usually require substantial advances from the customer prior to launch. At March 31, 2005, $318 million of advances received from customers for Proton launch services not yet provided was included as a liability in our balance sheet in customer advances and amounts in excess of costs incurred.

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at March 31, 2005 and December 31, 2004, were $321 million and $301 million, respectively. Our ability to realize the remaining amounts may be affected by Khrunichev’s ability to provide the launch services and the political environment in Russia. Through March 31, 2005, launch services through LKEI and ILS have been provided according to contract terms.

CRITICAL ACCOUNTING POLICIES

The foregoing discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

During the quarter ended March 31, 2005, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, that, upon implementation, will impact our net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related excess tax benefit received upon exercise of the options, if any, in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. We currently use the Black-Scholes model to compute the fair value of our stock options in connection with our disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant (see Note 2 to the financial statements).

In April 2005, the Securities and Exchange Commission (SEC) adopted a new rule which defers the compliance date of FAS 123(R) until 2006 for calendar year companies such as Lockheed Martin. Consistent with the new rule, we intend to adopt FAS 123(R) in the first quarter of 2006, and to implement it on a prospective basis. We are continuing to analyze and assess a number of technical implementation issues relating to adoption of the standard, including the selection and use of an appropriate valuation model, and therefore the ultimate impact of adopting FAS 123(R) is not yet known.

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, we calculated a reduction in our accumulated post-retirement benefit obligation at December 31, 2004 of $295 million from the effects of the new law and, after application of government contracting regulations, don’t anticipate a material impact on net earnings from the reduction in net periodic post-retirement benefits cost in 2005. We expect to adopt the FSP in the second quarter of 2005.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating rate long-term debt. The majority of our long-term debt obligations are not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates; however, at March 31, 2005, we had no such agreements in place.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign exchange rates, and do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time as the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At March 31, 2005, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter, were not material. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Lockheed Martin Corporation

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, including internal control over financial reporting, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of March 31, 2005. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that, to the extent they are not recitations of historical fact, are “forward-looking statements” within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to budgetary constraints and cost-cutting initiatives, terrorist threats and homeland security); the impact of continued military operations in Iraq and Afghanistan, as well as other competing budget priorities, on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; performance issues with key suppliers, subcontractors and customers; financial market and other changes that may impact pension plan assumptions; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of investments, goodwill or other long-term assets; the future impact of legislation or changes in accounting or tax rules, interpretations or pronouncements; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and environmental remediation efforts); the competitive environment for government and information technology products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation’s filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and Forward-Looking Statements” on pages 14 through 15 and on pages 16 through 20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Form 10-K); “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 18 through 27 of this Form 10-Q; and “Note 4 – Post-Retirement Benefit Plans” and “Note 5 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements of the Audited Consolidated Financial Statements on page 10 and pages 11 through 14, respectively, included in this Form 10-Q.

The Corporation’s actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. The forward-looking statements contained in this Form 10-Q speak only as of the date of the Report. The Corporation expressly disclaims a duty to provide updates to forward-looking statements after the date of this Form 10-Q to reflect the occurrence of subsequent events, changed circumstances, changes in its expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

Lockheed Martin Corporation

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 5 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, and in the Corporation’s 2004 Annual Report on Form 10-K (Form 10-K), or arising in the ordinary course of business. In the opinion of management and in-house counsel, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation’s consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 5 – Legal Proceedings and Contingencies” on pages 11 through 14 of this Form 10-Q.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Lockheed Martin Corporation

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended March 31, 2005 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 2005	—	—	—	16,609,900

February 2005	—	—	—	16,609,900

March 2005	611,800	$59.97	611,800	15,998,100

(1)	The Corporation repurchased a total of 611,800 shares of its common stock during the quarter ended March 31, 2005 under a share repurchase program that it announced in October 2002.

(2)	The Corporation’s Board of Directors has approved a share repurchase program for the repurchase of up to 43 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Lockheed Martin Corporation

Item 4.	Submission of Matters to a Vote of Security Holders

The Corporation held its Annual Meeting of Stockholders on April 28, 2005. All matters presented at the Annual Meeting required the affirmative vote of a majority of the 442,568,622 shares outstanding and entitled to vote. Of the shares outstanding and entitled to vote, 412,987,282 shares were represented at the meeting, or a 93.3% quorum. During the meeting, the stockholders:

•	Elected the following thirteen individuals to the Board of Directors to serve as directors until the Annual Meeting of Stockholders in 2006 and until their successors have been duly elected and qualified:

	Votes Cast For	Votes Withheld
E. C. “Pete” Aldridge, Jr.	393,679,816	19,307,466
Nolan D. Archibald	403,378,847	9,608,435
Marcus C. Bennett	401,324,232	11,663,049
James O. Ellis, Jr.	403,466,963	9,520,319
Gwendolyn S. King	393,413,144	19,574,138
Douglas H. McCorkindale	393,636,729	19,350,553
Eugene F. Murphy	393,633,853	19,353,428
Joseph W. Ralston	291,350,228	121,637,054
Frank Savage	270,495,870	142,491,412
Anne Stevens	405,519,612	7,467,670
Robert J. Stevens	392,615,007	20,372,274
James R. Ukropina	383,687,675	29,299,607
Douglas C. Yearley	393,556,417	19,430,865

•	Ratified the appointment of Ernst & Young LLP as the independent auditors to audit the Corporation’s books, records and accounts for the year ended December 31, 2005. There were 401,034,218 votes for the appointment, 9,379,482 votes against the appointment, and 2,573,583 abstentions.

•	Adopted management’s proposal to amend the Lockheed Martin Corporation 2003 Incentive Performance Award Plan. There were 258,954,914 votes for the proposal, 106,562,049 votes against the proposal and 3,762,088 abstentions and 43,708,231 broker non-votes.

•	Rejected a stockholder proposal which recommended that the Board of Directors take the necessary steps to ensure that no new stock options are awarded, and that current stock options are not repriced or renewed. There were 11,248,674 votes for the proposal, 354,298,341 votes against the proposal, 3,732,036 abstentions and 43,708,231 broker non-votes.

•	Rejected a stockholder proposal which recommended that the Board of Directors take the necessary steps to require that a simple majority vote apply to shareholder votes. There were 192,619,172 votes for the proposal, 172,684,077 votes against the proposal, 3,975,802 abstentions and 43,708,231 broker non-votes.

Lockheed Martin Corporation

•	Rejected a stockholder proposal which urged that the Board of Directors limit the compensation paid to the CEO in certain circumstances. There were 15,866,205 votes for the proposal, 341,850,162 votes against the proposal, 11,562,684 abstentions and 43,708,231 broker non-votes.

•	Rejected a stockholder proposal which recommended that the Board of Directors review and amend, where applicable, its code or standards for its international operations and report a summary of that review to the shareholders. There were 14,251,394 votes for the proposal, 323,219,024 votes against the proposal, 31,808,633 abstentions and 43,708,231 broker non-votes.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2005

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date:	April 28, 2005	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller (Chief Accounting Officer)