Form 10-Q
period 2005-06-30
LOCKHEED MARTIN CORP
filed 2005-07-28
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2005
Common stock, $1 par value	443,781,409

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

INDEX (continued)

Exhibit 10.1	Lockheed Martin Corporation 2003 Incentive Performance Award Plan, as amended

Exhibit 10.2	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, LLC

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share data)

Net sales	$9,295	$8,776	$17,783	$17,123
Cost of sales	8,637	8,243	16,583	16,122

	658	533	1,200	1,001
Other income and expenses, net	106	11	194	79

Operating profit	764	544	1,394	1,080
Interest expense	94	106	184	214

Earnings before income taxes	670	438	1,210	866
Income tax expense	209	142	380	279

Net earnings	$461	$296	$830	$587

Earnings per common share:

Basic	$1.03	$0.67	$1.87	$1.32

Diluted	$1.02	$0.66	$1.85	$1.31

Cash dividends declared per common share	$0.25	$0.22	$0.50	$0.44

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
	June 30, 2005	December 31, 2004

	(In millions)
Assets
Current assets:
Cash and cash equivalents	$3,062	$1,060
Short-term investments	414	396
Receivables	4,287	4,094
Inventories	1,755	1,864
Deferred income taxes	1,155	982
Other current assets	503	557

Total current assets	11,176	8,953

Property, plant and equipment, net	3,552	3,599
Investments in equity securities	312	812
Goodwill	8,299	7,892
Purchased intangibles, net	633	672
Prepaid pension asset	1,052	1,030
Other assets	2,369	2,596

	$27,393	$25,554

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,933	$1,726
Customer advances and amounts in excess of costs incurred	4,572	4,028
Salaries, benefits and payroll taxes	1,366	1,346
Income taxes	180	28
Current maturities of long-term debt	208	15
Other current liabilities	1,490	1,423

Total current liabilities	9,749	8,566

Long-term debt	4,874	5,104
Accrued pension liabilities	1,717	1,660
Other post-retirement benefit liabilities	1,301	1,236
Other liabilities	1,866	1,967

Stockholders’ equity:
Common stock, $1 par value per share	441	438
Additional paid-in capital	2,327	2,223
Retained earnings	6,523	5,915
Unearned compensation	(18)	(23)
Accumulated other comprehensive loss	(1,387)	(1,532)

Total stockholders’ equity	7,886	7,021

	$27,393	$25,554

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(In millions)
Operating Activities:
Net earnings	$830	$587
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	258	245
Amortization of purchased intangibles	75	71
Changes in operating assets and liabilities:
Receivables	(124)	365
Inventories	107	434
Accounts payable	194	85
Customer advances and amounts in excess of costs incurred	544	(494)
Other	361	503

Net cash provided by operating activities	2,245	1,796

Investing Activities:
Expenditures for property, plant and equipment	(208)	(260)
(Purchase) sale of short-term investments, net	(18)	240
Acquisitions / investments in affiliated companies	(413)	—
Divestitures and other activities	803	15
Other	3	17

Net cash provided by investing activities	167	12

Financing Activities:
Issuances of common stock	287	36
Repurchases of common stock	(436)	(278)
Common stock dividends	(222)	(196)
Repayments of long-term debt	(39)	(137)

Net cash used for financing activities	(410)	(575)

Net increase in cash and cash equivalents	2,002	1,233
Cash and cash equivalents at beginning of period	1,060	1,010

Cash and cash equivalents at end of period	$3,062	$2,243

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the quarter and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full year.

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

Upon retirement, the Corporation’s stock option award agreements allow employees to retain all stock option awards held through the initial vesting date prior to retirement, and to continue vesting in the award as if their employment had continued. Effective January 2005, the Corporation recognizes compensation expense for active, retirement eligible employees over one year, and for active, non-retirement eligible employees, over the original three-year vesting periods of the award. Prior to 2005, the Corporation recognized fair value-based, pro forma compensation expense over the original vesting periods of each award for all employees, including those eligible to retire.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The pro forma disclosures for the six months ended June 30, 2005 set forth below include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense for retirement eligible employees with outstanding and unvested 2004 and 2003 stock option awards, to reflect the service period as one year rather than the original vesting period.

The Corporation’s reported and pro forma earnings per share information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Net earnings:
As reported	$461	$296	$830	$587
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense	(14)	(12)	(28)	(25)
Inception-to-date adjustment	—	—	(33)	—

Pro forma	$447	$284	$769	$562

Average common shares outstanding:
Average number of common shares outstanding for basic computations	445.3	443.9	443.3	444.1
Dilutive stock options	6.0	3.1	5.6	3.1

Average number of common shares outstanding for diluted computations	451.3	447.0	448.9	447.2

Earnings per basic share:
As reported	$1.03	$0.67	$1.87	$1.32
Fair value-based, pro forma compensation expense	(0.03)	(0.03)	(0.06)	(0.06)
Inception-to-date adjustment	—	—	(0.08)	—

Pro forma	$1.00	$0.64	$1.73	$1.26

Earnings per diluted share:
As reported	$1.02	$0.66	$1.85	$1.31
Fair value-based, pro forma compensation expense	(0.03)	(0.03)	(0.06)	(0.06)
Inception-to-date adjustment	—	—	(0.08)	—

Pro forma	$0.99	$0.63	$1.71	$1.25

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, which, upon implementation, will impact the Corporation’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related excess tax benefit received upon exercise of the options, if any, in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. In April 2005, the SEC adopted a new rule which defers the compliance date of FAS 123(R) until 2006 for calendar year companies such as Lockheed Martin. Consistent with the new rule, the Corporation intends to adopt FAS 123(R) in the first quarter of 2006, and to implement the standard on a prospective basis. The Corporation is continuing to analyze and assess a number of technical implementation issues relating to adoption of the standard, including the selection and use of an appropriate valuation model, and therefore the ultimate impact of adopting FAS 123(R) is not yet known.

NOTE 3 – INVENTORIES

	June 30, 2005	December 31, 2004
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$4,720	$4,697
Less customer advances and progress payments	(3,429)	(3,267)

	1,291	1,430
Other inventories	464	434

	$1,755	$1,864

Inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $307 million and $301 million at June 30, 2005 and December 31, 2004, respectively, to provide launch services.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to the Corporation’s plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Defined benefit pension plans
Service cost	$213	$186	$426	$372
Interest cost	384	374	768	749
Expected return on plan assets	(436)	(426)	(872)	(851)
Amortization of prior service cost	21	20	41	40
Recognized net actuarial losses	98	66	196	133

Total net pension expense	$280	$220	$559	$443

Retiree medical and life insurance plans
Service cost	$16	$12	$30	$25
Interest cost	47	55	104	112
Expected return on plan assets	(31)	(22)	(56)	(44)
Amortization of prior service cost	2	2	5	4
Recognized net actuarial losses	10	15	25	30

Total net postretirement expense	$44	$62	$108	$127

In September and December 2004, the Corporation made discretionary prepayments totaling $485 million to the defined benefit pension plans’ trust to reduce its cash funding requirements for 2005. During the first six months of 2005, the Corporation contributed approximately $75 million to the pension plans’ trust, $50 million of which represented cash funding requirements originally expected to be paid in the second half of 2005. The Corporation has no further required contributions for its defined benefit pension plans’ trust for 2005. In June 2005, the Corporation made a discretionary prepayment totaling $450 million to the defined benefit pension plans’ trust which will reduce its cash funding requirements for 2006.

In December 2004, the Corporation made a discretionary prepayment of $133 million related to its retiree medical and life insurance plans. During the six months ended June 30, 2005, $45 million of contributions were made for those plans. For the remainder of 2005, the Corporation has required contributions of approximately $135 million - $145 million for its retiree medical and life insurance plans.

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, we estimated a projected reduction in our accumulated post-retirement benefit obligation as of December 31, 2004 of $295 million from the effects of the new law. This obligation will be recognized over the remaining services lives of the employees eligible for the benefit. In January 2005, the Center for Medicare and Medicaid Services released regulations governing the application of the law and has continued to provide clarifying guidance during the first and second quarters of 2005. Based on this guidance, the Corporation adopted the FSP during the second quarter of 2005 and expects that the impact of its adoption will be a reduction of the FAS 106 postretirement expense for the year ended December 31, 2005 of approximately $35 million. The postretirement expense computed under FAS 106 does not include the effects of U.S. Government Cost Accounting Standards or income tax benefits. The net postretirement expense disclosed above for the second quarter of 2005 includes the impact of the adoption of FSP 106-2 for the first six months of the year, or approximately one-half of the amount estimated for the full year. The adoption of the FSP did not have a material impact on the Corporation’s results of operations, financial position or cash flows for the quarter or six months ended June 30, 2005.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

On June 10, 2003, Lockheed Martin filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against The Boeing Company (Boeing) and various individuals. On May 24, 2004, the Corporation filed an amended and supplemental complaint, which presently alleges that the defendants solicited, acquired and used Lockheed Martin’s proprietary information during the competition for awards under the U.S. Air Force’s Evolved Expendable Launch Vehicle (EELV) programs and others in violation of Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on the Corporation’s purported disclosure to the U.S. Air Force and the government of Boeing’s possession and use of Lockheed Martin’s documents in the EELV and other competitions. In connection with the proposed formation of United Launch Alliance (see Note 7), Boeing and Lockheed Martin have agreed, simultaneous with the closing of the transaction, that they will immediately dismiss all claims against each other. On May 5, 2005, upon motions of Boeing and the Corporation, the U.S. District Court suspended all activity in the cases pending the outcome of the transaction.

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

As previously reported, nine lawsuits have been filed against the Corporation as a result of an incident in July 2003 at its aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven of its employees and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision, intentional infliction of emotional

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

distress and, in the case of the federal actions, racial or gender discrimination. On July 14, 2005, the U.S. Court of Appeals for the Fifth Circuit reversed the District Court’s decision denying our motion for partial summary judgment in the Erica Willis Tanks v. Lockheed Martin lawsuit. The Fifth Circuit found that the exclusive remedy provisions of the Mississippi Worker’s Compensation Act barred the plaintiff’s wrongful death and other state tort claims and dismissed them. The Corporation also has filed an appeal with the Mississippi Supreme Court from a ruling by the Circuit Court for Lauderdale County that the state tort and wrongful death claims are not barred by the exclusivity provisions of the Mississippi worker’s compensation statute.

In a lawsuit filed in the U.S. District Court for the Northern District of California, Space Systems Loral (SSL) alleges that the Corporation’s series A2100, 3000, 4000, 5000 and 7000 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. On April 20, 2005, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s order dismissing the lawsuit, ruling that the District Court erred when it concluded that the SSL patent was invalid for violating the written description requirement of patent law. The Court of Appeals remanded the case to the District Court. The Corporation believes that its satellites do not infringe the patent and, if necessary, plans to vigorously defend the case at trial.

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

The Corporation has been in litigation with certain residents of Redlands, California since 1997 regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals and putative classes of individuals arising from its alleged contribution to regional groundwater contamination. In March and April of 2005, the California Court of Appeal issued orders staying all trial and appellate proceedings pending further order of the Court, including staying the trial of 14 claims that was to have commenced in May 2005 in the California Superior Court for San Bernardino County. Following an unsuccessful settlement conference, the trial proceedings remain stayed pending further review and action by the Court of Appeal.

Environmental matters – The Corporation is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of its current or former facilities. At June 30, 2005 and December 31, 2004, the aggregate amount of liabilities recorded relative to environmental matters was approximately $420 million. About 60% of the liability relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)
Net sales
Aeronautics	$2,879	$3,141	$5,645	$6,016
Electronic Systems	2,740	2,206	4,997	4,340
Space Systems	1,626	1,547	3,288	3,126
Integrated Systems & Solutions	1,052	964	2,010	1,871
Information & Technology Services	998	918	1,843	1,770

Total	$9,295	$8,776	$17,783	$17,123

Operating profit
Aeronautics	$245	$239	$467	$445
Electronic Systems	295	220	527	422
Space Systems	146	129	299	249
Integrated Systems & Solutions	93	81	177	161
Information & Technology Services	86	71	157	131

Total business segments	865	740	1,627	1,408
Unallocated Corporate expense, net	(101)	(196)	(233)	(328)

Total	$764	$544	$1,394	$1,080

Intersegment revenue (a)
Aeronautics	$34	$22	$51	$38
Electronic Systems	165	152	297	301
Space Systems	57	54	101	102
Integrated Systems & Solutions	158	134	305	272
Information & Technology Services	231	183	459	380

Total business segments	$645	$545	$1,213	$1,093

(a)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7 – OTHER

In December 2003, Inmarsat Ventures was acquired by a consortium of private equity firms in a leveraged buyout transaction. In exchange for its interest, the Corporation received cash and a 14.0% ownership interest in the new Inmarsat holding company (Inmarsat), which was the same percentage ownership as in Inmarsat Ventures. The Corporation recorded a deferred gain of $42 million from the transaction, representing the difference between the fair value of the consideration received and the carrying value of its investment in Inmarsat Ventures.

In June 2005, Inmarsat completed its initial public offering (IPO) of 150 million of its ordinary shares on the London Stock Exchange. The IPO had the effect of diluting the Corporation’s ownership from 14.0% to 8.9%. Inmarsat used a portion of the proceeds to redeem certain remaining equity-related instruments held by shareholders, including the Corporation. The Corporation received approximately $50 million, representing repayment of and interest related to these equity instruments. As a result of these activities, the Corporation recognized the $42 million deferred gain, increasing after-tax earnings by $27 million ($0.06 per share). Subsequent to the IPO, the investment in Inmarsat will be accounted for at fair value, with unrealized gains and losses reflected as a net after-tax amount in other comprehensive income. During the quarter ended June 30, 2005, the increase in the fair value of Inmarsat shares held by the Corporation resulted in an increase in other comprehensive income of $157 million (see table below).

In May 2005, Lockheed Martin and Boeing announced that they had entered into an agreement to create a joint venture that will combine the production, engineering, test and launch operations associated with U.S. Government launches of the Corporation’s Atlas launch vehicles and Boeing’s Delta launch vehicles. The joint venture, named United Launch Alliance, LLC (ULA), will be structured as a 50-50 joint venture, and the Corporation will account for its investment in ULA as an equity investment. Under the terms of the joint venture, Atlas and Delta expendable launch vehicles will continue to be available as alternatives on individual launch missions. This will ensure that U.S. Government customers will have assured access to space with two families of launch vehicles. The ULA agreement is subject to government and regulatory approval in the United States and internationally. The agreement also stipulates that, upon closing of the transaction, Lockheed Martin and Boeing will dismiss all claims against each other in the pending civil litigation related to a previous competition for launches under the Air Force EELV program (see Note 5 for a discussion of that litigation).

In January 2005, the Corporation completed the sale of its 25% interest in Intelsat, Ltd. to a private equity firm for $18.75 per share. The Corporation received proceeds of $752 million and recorded a gain, net of state income taxes, of $47 million in other income and expenses. The gain increased net earnings by $31 million ($0.07 per share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

On March 31, 2005, the Corporation completed its purchase of The SYTEX Group, Inc. (SYTEX). The total purchase price related to the Corporation’s acquisition of SYTEX, including transaction-related costs and estimated purchase price adjustments, was approximately $480 million. Approximately $380 million of the purchase price was paid in cash at closing, with most of the remainder payable in 2006. The acquisition is being accounted for under the purchase method of accounting. Preliminary purchase accounting adjustments were recorded by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, and included recording goodwill of approximately $380 million which will be amortized for tax purposes. These preliminary adjustments and estimates are subject to change as a result of the completion of future analyses. The acquisition expands the Corporation’s information technology solutions and technical support services businesses with the U.S. Department of Defense and other federal agencies. The operations of SYTEX are included in the Information & Technology Services business segment.

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

The components of comprehensive income for the three months and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

Net earnings	$461	$296	$830	$587
Other comprehensive income (loss):
Net unrealized gain from available-for-sale investments	162	12	161	6
Other	(11)	—	(16)	3

	151	12	145	9

Comprehensive income	$612	$308	$975	$596

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Corporation made federal and foreign income tax payments, net of refunds received, of $316 million and $175 million for the six months ended June 30, 2005 and 2004, respectively. The 2004 amounts are net of capital loss carry-back income tax refunds of $145 million related to the Corporation’s divestiture activities. The Corporation’s total interest payments were $176 million and $213 million for the six months ended June 30, 2005 and 2004, respectively.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of June 30, 2005, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Baltimore, Maryland

July 25, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lockheed Martin Corporation

June 30, 2005

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

The following discussion of net sales and operating results will provide an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows, will describe the contributions of each of our business segments to our consolidated results for the quarter and six-month periods ended June 30, 2005 and 2004.

Net sales for the second quarter of 2005 were $9.3 billion, a 6% increase over the second quarter 2004 sales of $8.8 billion. Net sales for the first six months of 2005 were $17.8 billion, a 4% increase over the $17.1 billion recorded in the comparable 2004 period. Sales increased during the quarter and six months ended June 30, 2005 from the comparable 2004 periods in every business segment except Aeronautics.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For the quarter and six months ended June 30, 2005, the following items, among other things, were included in “Unallocated Corporate (expense) income, net” (see the related section under the Discussion of Business Segments below):

Quarter ended June 30, 2005 –

•	Recognition of a deferred gain, net of state income taxes, of $41 million related to the June 2005 initial public offering of shares of Inmarsat, after which our interest was reduced from 14.0% to 8.9%.

Quarter ended March 31, 2005 –

•	A gain, net of state income taxes, of $47 million related to the sale of our 25% interest in Intelsat, Ltd., and

•	A charge, net of state income tax benefits, of $30 million related to impairment in the value of a single telecommunications satellite operated by one of our wholly-owned subsidiaries.

On a net basis, these items increased our net earnings by $27 million ($0.06 per share) and $39 million ($0.09 per share) for the quarter and six months ended June 30, 2005, respectively. There were no comparable items related to the quarter or six months ended June 30, 2004.

Operating profit (earnings before interest and taxes) for the second quarter of 2005 was $764 million, an increase of 40% from the $544 million recorded in the comparable 2004 period. Operating profit for the six months ended June 30, 2005 was $1.4 billion, an increase of 29% from the $1.1 billion recorded in the comparable 2004 period. Operating profit increased in all five business segments during the quarter and six months ended June 30, 2005 from the comparable 2004 periods.

Interest expense for the second quarter and six months ended June 30, 2005 was $94 million and $184 million, respectively, representing a decrease of $12 million and $30 million from the comparable periods in 2004. This was primarily the result of the reduction in our debt portfolio.

Our effective income tax rates for the quarter and six months ended June 30, 2005 were 31.2% and 31.4%, respectively. The effective rate for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales, the recently enacted tax deduction for U.S. manufacturing activities and deductions related to our employee stock ownership plan.

Our effective income tax rates for the quarter and six months ended June 30, 2004 were 32.4% and 32.2%, respectively. The effective rates for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net earnings for the second quarter of 2005 were $461 million ($1.02 per share) compared to $296 million ($0.66 per share) reported in the second quarter of 2004. Net earnings for the six months ended June 30, 2005 were $830 million ($1.85 per share) compared to $587 million ($1.31 per share) reported in the comparable 2004 period.

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

Aeronautics

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$2,879	$3,141	$5,645	$6,016
Operating profit	$245	$239	$467	$445

Net sales for Aeronautics decreased by 8% for the quarter and 6% for the six months ended June 30, 2005 from the 2004 periods, due to planned declines in Combat Aircraft, which more than offset growth in Air Mobility. Combat Aircraft sales decreased by $320 million in the quarter and $530 million for the six-month period primarily due to declines in F-16 volume, which more than offset higher F/A-22 volume. Increases in C-130J deliveries contributed to the growth in Air Mobility revenue in each period.

Segment operating profit increased by 3% for the quarter and 5% for the six months ended June 30, 2005 from the 2004 periods. Air Mobility operating profit increased for the quarter and year-to-date periods mainly due to profits recognized on C-130J deliveries in 2005. In each period, Combat Aircraft operating profit declined slightly due to lower F-16 volume. In both periods, reduced earnings on the F-35 development program were offset by increased volume and improved performance on F/A-22 and other Combat Aircraft programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Electronic Systems

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$2,740	$2,206	$4,997	$4,340
Operating profit	$295	$220	$527	$422

Net sales for Electronic Systems increased by 24% for the quarter and 15% for the six months ended June 30, 2005 from the 2004 periods. In both the quarter and six-month periods, the increases in sales were primarily attributable to higher sales volume in surface system programs at Maritime Systems & Sensors (MS2), in fire control programs at Missiles & Fire Control (M&FC) and in platform integration activities at Platform Training & Transportation Solutions (PT&TS).

Segment operating profit increased by 34% for the quarter and 25% for the six months ended June 30, 2005, compared to the 2004 periods. For both the quarter and the six-month periods, the increases were mainly due to tactical missile program activities and improved performance in fire control programs at M&FC and volume on surface systems programs at MS2.

Space Systems

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$1,626	$1,547	$3,288	$3,126
Operating profit	$146	$129	$299	$249

Net sales for Space Systems increased by 5% for both the quarter and the six months ended June 30, 2005 from the 2004 periods. In both periods, sales growth in Strategic & Defensive Missile Systems (S&DMS) and Satellites offset declines in Launch Services. The increases in Satellites were primarily due to higher volume on government satellite programs that more than offset declines in commercial satellite activities. There were no commercial satellite deliveries in 2005 compared to one in the second quarter and two in the first six months of 2004. The increases in S&DMS were attributable to the fleet ballistic missile program. In Launch Services, the decreases in sales were mainly due to fewer Atlas launches in the 2005 periods as compared to 2004. There were no Atlas launches in the second quarter and two in the first six months of 2005 compared to two and four launches in the comparable 2004 periods.

Segment operating profit increased by 13% for the quarter and 20% for the six months ended June 30, 2005, when compared to the 2004 periods. For the quarter,

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

increases in Launch Services operating profit were partially offset by declines in Satellites. In Satellites, a decrease in commercial satellites was partially offset by higher volume on government satellite programs.

For the six-month period, operating profit increased in both Launch Services and Satellites. In Satellites, the increase was due to the impact of higher volume on government satellite programs, which more than offset a decline in commercial satellites.

In May 2005, Lockheed Martin and The Boeing Company announced that they had entered into an agreement to create a joint venture that will combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles (see Note 7). The joint venture, named United Launch Alliance, LLC (ULA), will be structured as a 50-50 joint venture between Lockheed Martin and Boeing, and will be accounted for as an equity investment. Accordingly, subsequent to closing, we will no longer recognize sales for the operations we include in the joint venture. The transaction, which is expected to close in the second half of 2005, is not expected to have a material effect on the Corporation’s results of operations, financial position or cash flows.

Integrated Systems & Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$1,052	$964	$2,010	$1,871
Operating profit	$93	$81	$177	$161

Net sales for Integrated Systems & Solutions increased by 9% for the quarter and 7% for the six months ended June 30, 2005 from the 2004 periods. For both the quarter and six-month periods, the increases in sales were primarily attributable to higher volume and performance related to intelligence, defense and information assurance activities.

Segment operating profit increased by 15% for the quarter and 10% for the six months ended June 30, 2005 from the comparable 2004 periods. For both the quarter and six-month periods, the higher volume and performance on the activities described above accounted for the increase in operating profit.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Information & Technology Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$998	$918	$1,843	$1,770
Operating profit	$86	$71	$157	$131

Net sales for Information & Technology Services increased by 9% for the quarter and 4% for the six months ended June 30, 2005 from the 2004 periods. For both the quarter and year-to-date periods, the increases in sales were primarily attributable to higher volume in Information Technology, which offset declines in NASA programs. Information Technology’s sales growth includes the impact of the March 31, 2005 acquisition of SYTEX and organic growth on existing and new IT programs.

Segment operating profit increased by 21% for the quarter and 20% for the six months ended June 30, 2005 from the 2004 periods. In both periods, the operating profit increased due to higher volume in Information Technology and improved performance in Defense Services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

FAS/CAS pension adjustment	$(156)	$(148)	$(311)	$(298)
Items not considered in segment operating performance	41	—	58	—
Other, net	14	(48)	20	(30)

	$(101)	$(196)	$(233)	$(328)

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In millions)

FAS 87 expense	$(280)	$(220)	$(559)	$(443)
Less CAS cost	(124)	(72)	(248)	(145)

FAS/CAS pension adjustment – expense	$(156)	$(148)	$(311)	$(298)

The increases in the FAS 87 expense and the CAS cost amounts in 2005 compared to 2004 are consistent with our expectations based on the assumptions we used in computing these amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2004 Annual Report on Form 10-K under the caption “Critical Accounting Policies.”

LIQUIDITY AND CASH FLOWS

We have developed strategic cash deployment objectives to help grow our core business, increase shareholder value and position us to take advantage of new business opportunities when they arise. Those objectives include internal investment in our business (e.g., capital expenditures, independent research and development), share repurchases, increases in dividends, debt reductions, and selected acquisitions of businesses consistent with our strategy. The following discussion highlights our cash activities for the six months ended June 30, 2005 and 2004, as well as our future plans.

Operating Activities

Our operating cash flow continues to be the primary source of funds for financing our activities. Cash from operations amounted to $2.2 billion in the first half of 2005 and $1.8 billion for the same period in 2004. Our earnings, adjusted for non-cash items such as depreciation and amortization and working capital improvements, were the driving force behind the 2005 cash flows. Our working capital has continued to be a focus of our cash management processes.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $208 million for the first six months of 2005 and $260 million for the first six months of 2004. We expect a higher level of capital expenditures in 2005 and 2006 compared to the $769 million of expenditures recorded in 2004, consistent with the expected growth in our business.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Acquisitions, divestitures and other activities – In addition to our internal investment in capital expenditures, we also selectively identify businesses for potential acquisition. During the first quarter of 2005, we paid approximately $410 million for two businesses to strengthen our capabilities in providing information technology services to defense, intelligence and other government customers.

We received proceeds of $803 million from divestiture activities, including the first quarter sale of our investment in Intelsat, Ltd and $41 million related to the redemption of certain Inmarsat equity-related instruments. During the first half of 2005, we increased our short-term investments by $18 million and in the same period of 2004, we liquidated $240 million of short-term investments.

Financing Activities

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. During the second quarter of 2005, we repaid $39 million of long-term debt, including debt repayment costs, and used $137 million in the first six months of 2004 for scheduled repayments of debt maturities.

Share dividends and repurchases – Shareholders were paid dividends of $222 million in the first half of 2005 compared to $196 million in the first half of 2004. We paid quarterly dividends of $0.25 in 2005 compared to $0.22 per share in 2004.

Cash was also used opportunistically in the first six months of 2005 for common share repurchase activity. We have a share repurchase program in place for the repurchase of up to 43 million shares of our common stock from time-to-time at management’s discretion. At June 30, 2005, there remained approximately 11 million shares that may yet be repurchased in the future under the program. During the first six months of 2005, we paid $99 million to settle share repurchases that occurred in 2004, and repurchased 5.6 million shares of our common stock for $355 million on a net basis, of which $337 million for 5.3 million common shares was settled during the six month period. During the comparable period of 2004, we repurchased 5.8 million shares of our stock for $278 million. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended June 30, 2005.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front cash payment in exchange for the right to receive shares of our common stock or cash at the expiration of the agreement, dependent upon the closing price of our common stock at the maturity date. We entered into several such transactions during the second quarter of 2005 which, in the aggregate, required up-front cash payments totaling $135 million. Based on the closing price of our common stock on the maturity dates of the agreements, three of the transactions resulted in our repurchasing 1.2 million shares of common stock at a total cost of $75 million. These

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

amounts are included in the total share repurchase figures included in the previous paragraph. The remaining transactions resulted in cash payments, and therefore did not result in the repurchase of any shares of our common stock. The net impact of those transactions was not material to our results of operations, financial position or cash flows. There were no such transactions outstanding at June 30, 2005.

CAPITAL RESOURCES

At June 30, 2005, our total long-term debt amounted to $5.1 billion, slightly lower than the December 31, 2004 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. The majority of our long-term debt bears interest at fixed rates. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. We improved our debt-to-total capital ratio from 42% at December 31, 2004 to 39% at June 30, 2005. We held cash and cash equivalents of approximately $3.1 billion and short-term investments of $414 million at June 30, 2005.

Our stockholders’ equity amounted to $7.9 billion at June 30, 2005, an increase of approximately $865 million from December 31, 2004. Net earnings, stock plan activities and an unrealized gain on an available-for-sale marketable security more than offset our repurchases of common stock and payment of dividends.

At June 30, 2005, we had in place a $1.5 billion revolving credit facility, which expires in July 2009. There were no borrowings outstanding under the facility at June 30, 2005. We cancelled our $500 million 364-day credit facility on June 17, 2005. In July 2005, the $1.5 billion facility was amended to extend its expiration date to July 2010.

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

Cash and cash equivalents, short-term investments, cash flow from operations and other available financing resources, are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as acquisitions and other discretionary investment needs, projected over the next three years.

ADVANCES TO RUSSIAN MANUFACTURERS

Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture we formed with two Russian government-owned space firms, has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. Commercial Atlas and Proton launch services are marketed around the world through International Launch Services (ILS), a joint venture between

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Lockheed Martin and LKEI. We consolidate the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest. Contracts for launch services usually require substantial advances from the customer prior to launch. At June 30, 2005, $314 million of advances received from customers for Proton launch services not yet provided was included as a liability in our balance sheet in customer advances and amounts in excess of costs incurred.

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at June 30, 2005 and December 31, 2004, were $307 million and $301 million, respectively. Our ability to realize the remaining amounts may be affected by Khrunichev’s ability to provide the launch services and the political environment in Russia. Through June 2005, launch services through LKEI and ILS have been provided according to contract terms. The formation of ULA is not expected to have a material impact on the results of operations, financial position or cash flows of LKEI or ILS.

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

During the six months ended June 30, 2005, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, we estimated a projected reduction in our accumulated post-retirement benefit obligation as of December 31, 2004 of $295 million from the effects of the new law. This obligation will be recognized over the remaining service lives of the employees eligible for the benefit. In January 2005, the Center for Medicare and Medicaid Services released regulations governing the application of the law and has continued to provide clarifying guidance during the first and second quarters of 2005. Based on this guidance, we adopted the FSP during the second quarter of 2005. The impact of its adoption will be a reduction of the FAS 106 postretirement expense as well as a reduction of costs determined under U.S. Government Cost Accounting Standards for the year ended December 31, 2005. The adoption of FSP 106-2 did not have a material impact on our results of operations, financial position or cash flows for the six months ended June 30, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, which, upon implementation, will impact our net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related excess tax benefit received upon exercise of the options, if any, in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. We currently use the Black-Scholes model to compute the fair value of our stock options in connection with our disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant (see Note 2 to the financial statements).

In April 2005, the Securities and Exchange Commission (SEC) issued a new rule which defers the compliance date of

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FAS 143, Accounting for Asset Retirement Obligations, and requires that a liability and a corresponding increase in the value of the underlying asset be recorded if the fair value of

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our results of operations and financial position, but have not as yet reached any conclusions.

Lockheed Martin Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating rate long-term debt. The majority of our long-term debt obligations are not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates; however, at June 30, 2005, we had no such agreements in place.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign exchange rates, and do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time as the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At June 30, 2005, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter, were not material. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of June 30, 2005. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that, to the extent they are not recitations of historical fact, are “forward-looking statements” within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to Department of Defense reviews, Congressional actions, budgetary constraints, cost-cutting initiatives, terrorist threats and homeland security); the impact of continued military operations in Iraq and Afghanistan on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; performance issues with key suppliers, subcontractors and customers; financial market and other changes that may impact pension plan assumptions; charges from any future impairment reviews that may result in the recognition of losses, and a reduction in the book value of goodwill or other long-term assets; the future impact of legislation or changes in accounting or tax rules, interpretations or pronouncements; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and environmental remediation efforts); the competitive environment for government and information technology products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation’s filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and Forward-Looking Statements” on pages 14 through 15 and on pages 16 through 20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Form 10-K); “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21 through 32 of this Form 10-Q; and “Note 4 – Postretirement Benefit Plans” and “Note 5 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q on pages 10 through 11 and pages 11 through 14, respectively, included in this Form 10-Q.

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

Lockheed Martin Corporation

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

Lockheed Martin Corporation

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended June 30, 2005 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
April 2005	—	$—	—	15,998,100
May 2005	310,400	64.45	310,400	15,687,700
June 2005	4,694,019	64.30	4,694,019	10,993,681

(1)	The Corporation repurchased a total of 5,004,419 shares of its common stock during the quarter ended June 30, 2005 under a share repurchase program that it announced in October 2002.

(2)	In October 2002, the Corporation’s Board of Directors approved a share repurchase program for the repurchase of up to 23 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. In February 2004, an additional 20 million shares were authorized for repurchase under the program.

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

On April 28, 2005, we held our Annual Meeting of Stockholders. A description of matters voted upon by stockholders at that meeting, and the results of such votes, were disclosed in Item 4 of Lockheed Martin Corporation’s Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on April 28, 2005. At the Annual Meeting of Stockholders, the stockholders approved an amendment to the Lockheed Martin Corporation 2003 Incentive Performance Award Plan. The plan is filed as an exhibit to this Form 10-Q.

Lockheed Martin Corporation

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1	Lockheed Martin Corporation 2003 Incentive Performance Award Plan, as amended (incorporated by reference to the Corporation’s 2005 Annual Proxy Statement filed with the Securities and Exchange Commission on Schedule 14A on March 18, 2005)

Exhibit 10.2	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, LLC

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2005

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 27, 2005	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller
(Chief Accounting Officer)