Form 10-Q
period 2005-09-30
LOCKHEED MARTIN CORP
filed 2005-10-28
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2005
Common stock, $1 par value	436,056,619

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX (continued)

Exhibit 10.1	Lockheed Martin Corporation Supplemental Retirement Plan

Exhibit 10.2	Lockheed Martin Corporation Supplemental Savings Plan

Exhibit 10.3	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan

Exhibit 10.4	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation

Exhibit 10.5	Lockheed Martin Supplementary Pension Plan for Transferred Employees of GE Operations

Exhibit 10.6	Lockheed Martin Long-Term Incentive Performance Award Amendment

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share data)

Net sales	$9,201	$8,438	$26,984	$25,561
Cost of sales	8,585	7,921	25,168	24,043

	616	517	1,816	1,518
Other income and expenses, net	90	44	284	123

Operating profit	706	561	2,100	1,641
Interest expense	93	109	277	323

Earnings before income taxes	613	452	1,823	1,318
Income tax expense	186	145	566	424

Net earnings	$427	$307	$1,257	$894

Earnings per common share:

Basic	$0.97	$0.69	$2.84	$2.02

Diluted	$0.96	$0.69	$2.81	$2.00

Cash dividends declared per common share	$0.25	$0.22	$0.75	$0.66

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited) September 30, 2005	December 31, 2004
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$3,140	$1,060
Short-term investments	426	396
Receivables	4,440	4,094
Inventories	1,648	1,864
Deferred income taxes	900	982
Other current assets	483	557

Total current assets	11,037	8,953

Property, plant and equipment, net	3,566	3,599
Investments in equity securities	320	812
Goodwill	8,299	7,892
Purchased intangibles, net	595	672
Prepaid pension asset	987	1,030
Other assets	2,553	2,596

	$27,357	$25,554

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,854	$1,726
Customer advances and amounts in excess of costs incurred	4,434	4,028
Salaries, benefits and payroll taxes	1,419	1,346
Income taxes	148	28
Current maturities of long-term debt	208	15
Other current liabilities	1,471	1,423

Total current liabilities	9,534	8,566

Long-term debt	4,874	5,104
Accrued pension liabilities	1,933	1,660
Other post-retirement benefit liabilities	1,310	1,236
Other liabilities	1,973	1,967

Stockholders’ equity:
Common stock, $1 par value per share	434	438
Additional paid-in capital	1,850	2,223
Retained earnings	6,840	5,915
Unearned compensation	(16)	(23)
Accumulated other comprehensive loss	(1,375)	(1,532)

Total stockholders’ equity	7,733	7,021

	$27,357	$25,554

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(In millions)
Operating Activities:
Net earnings	$1,257	$894
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	396	378
Amortization of purchased intangibles	113	107
Changes in operating assets and liabilities:
Receivables	(283)	165
Inventories	214	693
Accounts payable	115	113
Customer advances and amounts in excess of costs incurred	406	(157)
Other	920	642

Net cash provided by operating activities	3,138	2,835

Investing Activities:
Expenditures for property, plant and equipment	(362)	(393)
(Purchase) sale of short-term investments, net	(30)	153
Acquisitions / investments in affiliated companies	(416)	—
Divestitures of businesses / investments in affiliated companies	806	15
Other	1	25

Net cash used for investing activities	(1)	(200)

Financing Activities:
Issuances of common stock	318	74
Repurchases of common stock	(1,004)	(465)
Common stock dividends	(332)	(294)
Repayments of long-term debt	(39)	(137)

Net cash used for financing activities	(1,057)	(822)

Net increase in cash and cash equivalents	2,080	1,813
Cash and cash equivalents at beginning of period	1,060	1,010

Cash and cash equivalents at end of period	$3,140	$2,823

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform with the 2005 presentation.

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

The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Corporation has adopted those provisions of Statement of Financial Accounting Standards (FAS) 123, Accounting for Stock-Based Compensation, which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded. The fair value information included in the table below was estimated at the date of grant of the options using the Black-Scholes option pricing model.

Upon retirement, the Corporation’s stock option award agreements allow employees to retain all stock option awards held through the initial vesting date prior to retirement, and to continue vesting in the award as if their employment had continued. Effective January 2005, the Corporation recognizes fair value-based, pro forma compensation expense for active, retirement eligible employees over the one year initial vesting period,

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

and for active, non-retirement eligible employees, over the original three-year vesting periods of the award. Prior to 2005, the Corporation recognized fair value-based, pro forma compensation expense over the original vesting periods of each award for all employees, including those eligible to retire.

The pro forma disclosures for the nine months ended September 30, 2005 set forth below include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense recognized in the first quarter of 2005 related to retirement eligible employees with outstanding and unvested 2004 and 2003 stock option awards, to reflect the service period as one year rather than the original vesting period.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Corporation’s reported and pro forma earnings per share information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions, except per share data)
Net earnings:
As reported	$427	$307	$1,257	$894
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense	(14)	(11)	(42)	(36)
Inception-to-date adjustment	—	—	(33)	—

Pro forma	$413	$296	$1,182	$858

Average common shares outstanding:
Average number of common shares outstanding for basic computations	440.5	441.4	442.3	443.2
Dilutive stock options	5.3	4.5	5.6	3.6

Average number of common shares outstanding for diluted computations	445.8	445.9	447.9	446.8

Earnings per basic share:
As reported	$0.97	$0.69	$2.84	$2.02
Fair value-based, pro forma compensation expense	(0.03)	(0.02)	(0.09)	(0.08)
Inception-to-date adjustment	—	—	(0.08)	—

Pro forma	$0.94	$0.67	$2.67	$1.94

Earnings per diluted share:
As reported	$0.96	$0.69	$2.81	$2.00
Fair value-based, pro forma compensation expense	(0.03)	(0.02)	(0.09)	(0.08)
Inception-to-date adjustment	—	—	(0.08)	—

Pro forma	$0.93	$0.67	$2.64	$1.92

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, which, upon implementation, will impact the Corporation’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related excess tax benefit received upon exercise of the options, if any, in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. In April 2005, the SEC adopted a new rule which deferred the compliance date of FAS 123(R) until 2006 for calendar year companies such as Lockheed Martin.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Corporation intends to adopt FAS 123(R) on a prospective basis in the first quarter of 2006 and continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption. The Lockheed Martin 2003 Incentive Performance Award Plan provides for the grant of various types of stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock and stock units. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation, including consideration of the impact of expensing stock option awards on the Corporation’s results of operations subsequent to the adoption of FAS 123(R). Based on current analyses and information, the Corporation expects that the combination of expensing stock options upon adoption of FAS 123(R) in 2006 and grants of other stock-based incentive awards will result in additional expense, net of state income tax benefits, totaling approximately $100 million (or a reduction in net earnings per share of $0.15) on a full year basis.

NOTE 3 – INVENTORIES

	September 30, 2005	December 31, 2004
	(In millions)

Work in process, primarily related to long-term contracts and programs in progress	$4,924	$4,697
Less customer advances and progress payments	(3,495)	(3,267)

	1,429	1,430
Other inventories	219	434

	$1,648	$1,864

Work in process inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $312 million and $301 million at September 30, 2005 and December 31, 2004, respectively, to provide launch services.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to the Corporation’s plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Defined benefit pension plans
Service cost	$213	$185	$639	$557
Interest cost	383	375	1,151	1,124
Expected return on plan assets	(434)	(424)	(1,306)	(1,275)
Amortization of prior service cost	20	19	61	59
Recognized net actuarial losses	98	67	294	200

Total net pension expense	$280	$222	$839	$665

Retiree medical and life insurance plans
Service cost	$14	$12	$44	$37
Interest cost	52	57	156	169
Expected return on plan assets	(28)	(23)	(84)	(67)
Amortization of prior service cost	3	2	8	6
Recognized net actuarial losses	12	15	37	45

Total net postretirement expense	$53	$63	$161	$190

In September and December 2004, the Corporation made discretionary prepayments totaling $485 million to the defined benefit pension plans’ trust to reduce its cash funding requirements for 2005. During the first nine months of 2005, the Corporation contributed approximately $75 million to the pension plans’ trust related to its cash funding requirements for 2005, and has no material contributions that are required to be made for the remainder of 2005. In addition, in June 2005, the Corporation made a discretionary prepayment totaling $450 million to the defined benefit pension plans’ trust which will reduce its cash funding requirements for 2006.

In December 2004, the Corporation made a discretionary prepayment of $133 million related to its retiree medical and life insurance plans to reduce its cash funding requirements for 2005. During the nine months ended September 30, 2005, $90 million of contributions were made for those plans. For the remainder of 2005, the Corporation has required contributions of approximately $90 million for its retiree medical and life insurance plans.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, we estimated a projected reduction in our accumulated postretirement benefit obligation as of December 31, 2004 of $295 million from the effects of the new law. This obligation will be recognized over the remaining service lives of the employees eligible for the benefit. In January 2005, the Center for Medicare and Medicaid Services released regulations governing the application of the law and continued to provide clarifying guidance during the first and second quarters of 2005. Based on this guidance, the Corporation expects that the impact of adoption of the FSP will be a reduction of the FAS 106 postretirement expense for the year ended December 31, 2005 of approximately $35 million. The postretirement expense computed under FAS 106 does not include the effects of U.S. Government Cost Accounting Standards or income tax benefits. The net postretirement expense disclosed above for the third quarter and the first nine months of 2005 includes one-fourth and three-fourths, respectively, of the impact of the adoption of FSP 106-2 for the full year. The adoption of the FSP did not have a material impact on the Corporation’s results of operations, financial position or cash flows for the quarter or nine months ended September 30, 2005.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On August 28, 2003, the Department of Justice filed complaints in partial intervention in two previously reported lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al v. Lockheed Martin Corporation, et al, and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The Department alleges that the Corporation committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by failing to properly handle, store, and transport hazardous waste and that it violated the False Claims Act by purportedly misleading DoE officials and state regulators regarding the nature and extent of environmental noncompliance at the plant. The Corporation disputes the allegations and is defending against them.

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

Nine lawsuits were filed against the Corporation in 2004, as a result of an incident in July 2003 at its aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven of its employees and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision, intentional infliction of emotional distress and, in the case of the

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

federal actions, racial or gender discrimination. On July 14, 2005, the U.S. Court of Appeals for the Fifth Circuit reversed the District Court’s decision denying our motion for partial summary judgment in the Erica Willis Tanks v. Lockheed Martin lawsuit and dismissed the wrongful death and other state tort claims. On August 26, 2005, the District Court dismissed the wrongful death and other state tort claims in the other five lawsuits pending before it. On August 25, 2005, the Mississippi Supreme Court agreed to hear the Corporation’s interlocutory appeal from a ruling by the Circuit Court for Lauderdale County in the Fitzgerald v. Lockheed Martin lawsuit that the state tort and wrongful death claims are not barred by the exclusivity provisions of the Mississippi worker’s compensation statute.

In a lawsuit filed in the U.S. District Court for the Northern District of California on February 21, 1995, Space Systems Loral (SSL) alleges that the Corporation’s series A2100, 3000, 4000, 5000 and 7000 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. On April 20, 2005, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s order dismissing the lawsuit, ruling that the District Court erred when it concluded that the SSL patent was invalid for violating the written description requirement of patent law. The Court of Appeals remanded the case to the District Court. The Corporation believes that its satellites do not infringe the patent and, if necessary, plans to vigorously defend the case at trial.

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

Environmental matters – The Corporation is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of its current or former facilities. At September 30, 2005 and December 31, 2004, the aggregate amount of liabilities recorded relative to environmental matters was approximately $455 million and $420 million, respectively. About 60% of the liability at September 30, 2005 relates to

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability related to other properties (including current operating facilities and certain facilities operated in prior years) for which the Corporation’s obligation is probable and the financial exposure can be estimated. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, the Corporation projects costs over a reasonable time frame not to exceed 20 years. The extent of the Corporation’s financial exposure cannot in all cases be reasonably determined at this time. The Corporation also is pursuing claims for contribution to site clean-up costs against other potentially responsible parties (PRPs), including the U.S. Government.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). The business segments have been organized based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these business segments is reconciled to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)
Net sales
Aeronautics	$2,987	$2,767	$8,632	$8,783
Electronic Systems	2,493	2,279	7,490	6,619
Space Systems	1,681	1,435	4,969	4,561
Integrated Systems & Solutions	1,051	966	3,061	2,837
Information & Technology Services	989	991	2,832	2,761

Total	$9,201	$8,438	$26,984	$25,561

Operating profit
Aeronautics	$253	$225	$720	$670
Electronic Systems	264	222	791	644
Space Systems	154	113	453	362
Integrated Systems & Solutions	92	90	269	251
Information & Technology Services	93	73	250	204

Total business segments	856	723	2,483	2,131
Unallocated Corporate expense, net	(150)	(162)	(383)	(490)

Total	$706	$561	$2,100	$1,641

Intersegment revenue (a)
Aeronautics	$23	$12	$74	$50
Electronic Systems	166	148	463	449
Space Systems	37	59	138	161
Integrated Systems & Solutions	151	143	456	415
Information & Technology Services	217	188	676	568

Total business segments	$594	$550	$1,807	$1,643

(a)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7 – OTHER

In December 2003, Inmarsat Ventures, Ltd., a mobile satellite service provider in which the Corporation held a 14.0% interest, was acquired by a consortium of private equity firms in a leveraged buyout transaction. In exchange for its interest, the Corporation received cash and a 14.0% ownership interest in the new Inmarsat holding company, Inmarsat Holdings, Ltd. (Inmarsat). The Corporation recorded a deferred gain of $42 million from the transaction, representing the difference between the fair value of the consideration received and the carrying value of its investment in Inmarsat Ventures.

In June 2005, Inmarsat completed its initial public offering (IPO) of 150 million of its ordinary shares on the London Stock Exchange. The IPO had the effect of diluting the Corporation’s ownership to 8.9%. Inmarsat used a portion of the proceeds to redeem certain remaining equity-related instruments held by shareholders, including the Corporation. As a result of these activities, the Corporation recognized the $42 million deferred gain, increasing after-tax earnings by $27 million ($0.06 per share). Subsequent to the IPO, the investment in Inmarsat has been accounted for at fair value, with unrealized gains and losses reflected as a net after-tax amount in other comprehensive income. During the nine months ended September 30, 2005, the increase in the fair value of Inmarsat shares held by the Corporation resulted in an increase in other comprehensive income of $146 million, net of income taxes. In October 2005, as part of a secondary offering of shares of Inmarsat in the United Kingdom, the Corporation sold approximately 16 million of its Inmarsat shares, further reducing its ownership percentage to 5.3%.

In May 2005, Lockheed Martin and Boeing entered into an agreement to create a joint venture that would combine the production, engineering, test and launch operations associated with U.S. Government launches of the Corporation’s Atlas launch vehicles and Boeing’s Delta launch vehicles. The joint venture, named United Launch Alliance, LLC (ULA), is structured as a 50-50 joint venture and will be accounted for as an equity investment. Under the terms of the joint venture, Atlas and Delta expendable launch vehicles would continue to be available as alternatives on individual launch missions. The agreement also stipulates that, upon closing of the transaction, Lockheed Martin and Boeing will dismiss all claims against each other in the pending civil litigation related to a previous competition for launches under the Air Force EELV program (see Note 5 for a discussion of that litigation).

The closing of the ULA transaction is subject to government and regulatory approval in the United States and internationally. On August 9, 2005, the European Commission determined that ULA was compatible with European Union merger control regulation. On October 24, 2005, the Federal Trade Commission (FTC) requested additional information from Lockheed Martin and Boeing related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) submitted by the parties. The FTC’s “second request” extends the period that the FTC is permitted to review the transaction under the HSR Act.

On October 19, 2005, Space Exploration Technologies Corporation (SpaceX) filed a lawsuit against Lockheed Martin and Boeing in the United States District Court for the Central District of California. The SpaceX complaint alleges that Lockheed Martin and Boeing have violated various provisions of federal and California antitrust laws, the Racketeering Influenced and Corrupt Organizations Act and California unfair competition laws. SpaceX is seeking monetary damages and an injunction to prevent consummation of the ULA joint venture. Lockheed Martin believes the SpaceX lawsuit is without merit and plans to vigorously defend the case.

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

In March 2005, the Corporation completed its purchase of The SYTEX Group, Inc. (SYTEX). The total purchase price related to the Corporation’s acquisition of SYTEX, including transaction-related costs and estimated purchase price adjustments, was approximately $480 million. Approximately $380 million of the purchase price was paid in cash at closing, with most of the remainder payable in 2006. The acquisition is being accounted for under the purchase method of accounting. Preliminary purchase accounting adjustments were recorded by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, and included recording goodwill of approximately $380 million which will be amortized for tax purposes. These preliminary adjustments and estimates are subject to change as a result of the completion of future analyses. The acquisition expands the Corporation’s information technology solutions and technical support services businesses with the U.S. Department of Defense and other federal agencies. The operations of SYTEX are included in the Information & Technology Services business segment.

In February 2005, the Corporation also completed the acquisition of STASYS Limited, a U.K.-based technology and consulting firm specializing in network communications and defense interoperability, whose operations will be combined with the Integrated Systems & Solutions business segment. The acquisition was not material to the Corporation’s consolidated results of operations, financial position or cash flows.

The components of comprehensive income for the three months and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Net earnings	$427	$307	$1,257	$894
Other comprehensive income (loss):
Net unrealized gain from available-for-sale investments	10	1	171	7
Other	2	(2)	(14)	1

	12	(1)	157	8

Comprehensive income	$439	$306	$1,414	$902

The Corporation made federal and foreign income tax payments, net of refunds received, of $413 million and $280 million for the nine months ended September 30, 2005 and 2004, respectively. The 2004 amount is net of capital loss carry-back income tax refunds of $143 million related to the Corporation’s divestiture activities. The Corporation’s total interest payments were $196 million and $228 million for the nine months ended September 30, 2005 and 2004, respectively.

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of September 30, 2005, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Corporation’s management.

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

October 24, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lockheed Martin Corporation

September 30, 2005

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

The following discussion of net sales and operating results will provide an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows, will describe the contributions of each of our business segments to our consolidated results for the quarter and nine-month periods ended September 30, 2005 and 2004.

Net sales for the third quarter of 2005 were $9.2 billion, a 9% increase over the third quarter 2004 sales of $8.4 billion. Net sales for the nine month period of 2005 were $27.0 billion, a 6% increase over the $25.6 billion recorded in the comparable 2004 period. Sales increased during the third quarter in every business segment except Information & Technology Services, which remained comparable. Sales increased during the nine months ended September 30, 2005 from the comparable 2004 period in every business segment except Aeronautics.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other income and expenses, net was $90 million for the third quarter of 2005 compared to $44 million recorded in the comparable 2004 period. Other income and expenses, net was $284 million for the nine months ended September 30, 2005 compared to $123 million recorded in the comparable 2004 period. For the comparable quarterly periods, the increase was due to additional investment income recorded in the 2005 period, resulting primarily from higher cash balances and interest rates, and other Corporate activities. For the comparable nine month periods, the increase was also due to an increase in investment income, as well as the gains associated with the Inmarsat and Intelsat transactions discussed in Note 7 to the financial statements in this Form 10-Q.

Operating profit (earnings before interest and taxes) for the third quarter of 2005 was $706 million, an increase of 26% from the $561 million recorded in the comparable 2004 period. Operating profit for the nine months ended September 30, 2005 was $2.1 billion, an increase of 28% from the $1.6 billion recorded in the comparable 2004 period. Operating profit increased in all five business segments during the quarter and nine months ended September 30, 2005 from the comparable 2004 periods.

Interest expense for the third quarter and nine months ended September 30, 2005 was $93 million and $277 million, respectively, representing a decrease of $16 million and $46 million from the comparable periods in 2004. This was primarily the result of the reduction in our debt portfolio.

Our effective income tax rates for the quarter and nine months ended September 30, 2005 were 30.3% and 31.0%, respectively. The effective rates for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales, a tax deduction for U.S. manufacturing activities enacted in 2004, and deductions related to our employee stock ownership plan.

Our effective income tax rate for both the quarter and nine months ended September 30, 2004 was 32.2%. The effective rate for both periods was lower than the statutory rate of 35% primarily due to tax benefits related to export sales.

We have facilities in the Gulf Coast region that were impacted by hurricanes Katrina and Rita. We currently do not expect that the impact of the hurricanes will be material to our results of operations, financial position or cash flows.

Net earnings for the third quarter of 2005 were $427 million ($0.96 per share) compared to $307 million ($0.69 per share) reported in the third quarter of 2004. Net earnings for the nine months ended September 30, 2005 were $1.3 billion ($2.81 per share) compared to $894 million ($2.00 per share) reported in the comparable 2004 period.

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

Aeronautics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$2,987	$2,767	$8,632	$8,783
Operating profit	$253	$225	$720	$670

Net sales for Aeronautics increased by 8% for the quarter and decreased by 2% for the nine months ended September 30, 2005 from the 2004 periods. The sales increase in the quarter is primarily due to growth of $215 million in Air Mobility as a result of increased C-130J deliveries and volume on other Air Mobility programs. For the nine month period, sales decreased by $150 million due to anticipated declines in Combat Aircraft, which more than offset growth in Air Mobility. Combat Aircraft sales decreased by $490 million for the nine month period primarily due to declines in F-16 volume, which more than offset higher F/A-22 and F-35 volume. The decrease in Combat Aircraft was partially offset by additional C-130J deliveries and higher volume on other Air Mobility programs, which contributed to sales growth in Air Mobility during the nine month period.

Segment operating profit increased by 12% for the quarter and 7% for the nine months ended September 30, 2005 from the 2004 periods. Air Mobility operating profit increased for the quarter and year-to-date periods mainly due to increased deliveries and improved performance on the C-130J program in 2005. In each period, Combat Aircraft operating profit declined due to decreased
F-16 deliveries. For the nine months, reduced earnings on the F-35 development program were offset by increased volume and improved performance on F/A-22 and other Combat Aircraft programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Electronic Systems

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$2,493	$2,279	$7,490	$6,619
Operating profit	$264	$222	$791	$644

Net sales for Electronic Systems increased by 9% for the quarter and 13% for the nine months ended September 30, 2005 from the 2004 periods. In both the quarter and year-to-date periods, the increases in sales were primarily attributable to higher sales volume in tactical and surface system programs at Maritime Systems & Sensors (MS2); in platform integration activities at Platform Training & Transportation Solutions (PT&TS); and in air defense and fire control programs at Missiles & Fire Control (M&FC).

Segment operating profit increased by 19% for the quarter and 23% for the nine months ended September 30, 2005, compared to the 2004 periods. For the quarter, the increase was primarily due to improved performance on simulation and training systems activities at PT&TS; radar and surface systems programs at MS2; and volume on air defense programs at M&FC. For the nine month period, the increase in operating profit was mainly due to tactical missile program activities and improved performance on fire control and air defense programs at M&FC, improved performance on simulation and training programs at PT&TS and volume on surface systems programs at MS2.

Space Systems

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$1,681	$1,435	$4,969	$4,561
Operating profit	$154	$113	$453	$362

Net sales for Space Systems increased by 17% for the quarter and by 9% for the nine months ended September 30, 2005 from the 2004 periods. In both periods, sales growth in Satellites and Strategic & Defensive Missile Systems (S&DMS) offset declines in Launch Services. The increases in Satellites were due to higher volume on government satellite programs that more than offset declines in commercial satellite activities. There were no commercial satellite deliveries in 2005. There were no commercial satellite deliveries in the third quarter of 2004 and two deliveries in the nine months ended September 30, 2004. The increases in S&DMS were attributable to the fleet ballistic missile and missile defense programs. In Launch Services, the decrease in the quarter was primarily attributable to lower volume on both the Titan program and NASA’s external tank program. During the nine month period, the decrease in Launch Services’ sales was mainly due to having three Atlas launches in 2005 compared to five launches in the comparable 2004 period.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Segment operating profit increased by 36% for the quarter and 25% for the nine months ended September 30, 2005, when compared to the 2004 periods. In both periods, operating profit increased in both Satellites and Launch Services. In Satellites, higher volume and improved performance on government satellite programs more than offset declines in commercial satellites. In Launch Services, the increases were attributable to improved performance on the Atlas and Proton launch vehicle programs.

In May 2005, Lockheed Martin and The Boeing Company announced that they had entered into an agreement to create a joint venture that will combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles (see Note 7). The joint venture, named United Launch Alliance, LLC (ULA), will be structured as a 50-50 joint venture between Lockheed Martin and Boeing, and will be accounted for as an equity investment. Accordingly, subsequent to closing, we will no longer recognize sales for the operations we include in the joint venture. The closing of the ULA transaction is subject to government and regulatory approval in the United States and internationally. The parties plan to close the ULA transaction in the fourth quarter of 2005, but it is not expected to have a material effect on the Corporation’s 2005 results of operations, financial position or cash flows.

Integrated Systems & Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$1,051	$966	$3,061	$2,837
Operating profit	$92	$90	$269	$251

Net sales for Integrated Systems & Solutions increased by 9% for the quarter and 8% for the nine months ended September 30, 2005 from the 2004 periods. For both the quarter and year-to-date periods, the increases in sales were primarily attributable to higher volume and performance related to intelligence, defense and information assurance activities.

Segment operating profit increased by 2% for the quarter and 7% for the nine months ended September 30, 2005 from the comparable 2004 periods. For both the quarter and year-to-date periods, the higher volume and performance on the activities described above accounted for the increase in operating profit.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Information & Technology Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

Net sales	$989	$991	$2,832	$2,761
Operating profit	$93	$73	$250	$204

Net sales for Information & Technology Services were comparable for the quarter and increased by 3% for the nine months ended September 30, 2005 from the 2004 periods. For the quarter, sales were comparable to the prior period as higher volume in Information Technology was offset by decreased volume on NASA and Defense programs. For the nine month period, the increase in sales was primarily attributable to higher volume in Information Technology, which offset declines in NASA and Defense programs.

Segment operating profit increased by 27% for the quarter and 23% for the nine months ended September 30, 2005 from the 2004 periods. In both periods, the operating profit increased due to higher volume and improved performance in Information Technology.

Unallocated Corporate (Expense) Income, Net

The following table includes the components of unallocated Corporate (expense) income, net. For a discussion of the FAS/CAS pension adjustment and other types of items included in unallocated Corporate (expense) income, net, see Note 6 to the financial statements in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

FAS/CAS pension adjustment	$(155)	$(148)	$(466)	$(446)
Items not considered in segment operating performance	—	—	58	—
Other, net	5	(14)	25	(44)

	$(150)	$(162)	$(383)	$(490)

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In millions)

FAS 87 expense	$(280)	$(222)	$(839)	$(665)
Less CAS cost	(125)	(74)	(373)	(219)

FAS/CAS pension adjustment – expense	$(155)	$(148)	$(466)	$(446)

The increases in the FAS 87 expense and the CAS cost amounts in 2005 compared to 2004 are consistent with our expectations based on the assumptions we used in computing these amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2004 Annual Report on Form 10-K under the caption “Critical Accounting Policies.”

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance. Therefore, for purposes of segment reporting, the following items were included in “Unallocated Corporate (expense) income, net” for the nine months ended September 30, 2005:

•	Recognition of a deferred gain in the second quarter of 2005, net of state income taxes, of $41 million related to the June 2005 initial public offering of shares of Inmarsat, after which our interest was reduced from 14.0% to 8.9%.

•	A gain in the first quarter of 2005, net of state income taxes, of $47 million related to the sale of our 25% interest in Intelsat, Ltd., and

•	A charge in the first quarter of 2005, net of state income tax benefits, of $30 million related to impairment in the value of a single telecommunications satellite operated by one of our wholly-owned subsidiaries.

On a net basis, these items increased our net earnings for the nine months ended September 30, 2005 by $39 million ($0.09 per share). There were no comparable items related to the quarter ended September 30, 2005, or for quarter or nine months ended September 30, 2004.

The increase in “Other, net” between the comparable quarterly and nine month periods was mainly due to additional investment income recorded in the 2005 periods, resulting primarily from higher cash balances and interest rates.

LIQUIDITY AND CASH FLOWS

We have developed strategic cash deployment objectives to help grow our core business, increase shareholder value and position us to take advantage of new business opportunities when they arise. Those objectives include internal investment in our business (e.g., capital expenditures, independent research and development), share

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

repurchases, increases in dividends, debt reductions, and selected acquisitions of businesses consistent with our strategy. The following discussion highlights our cash activities for the nine months ended September 30, 2005 and 2004, as well as our future plans.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005 increased by $303 million to $3.1 billion as compared to the same period of 2004. The increase was primarily attributable to an increase in net earnings of $363 million during the first nine months of 2005 as compared to 2004. The focus on improving our cash management processes continued to contribute to the aggregate reduction in operating working capital accounts (receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred) this year, including a reduction of approximately $452 million for the first nine months of 2005 as compared to a reduction of $814 million during the first nine months of 2004. The improvement in operating working capital accounts was lower by $362 million between the periods, but this reduction was partially offset by a $278 million net increase in cash primarily due to the timing of payments for various operating activities when comparing the nine month periods of each year. Although we will continue to focus on management of operating working capital accounts, we do not expect the rate of improvements we have experienced in prior periods to continue into the foreseeable future.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $362 million for the nine months ended September 30, 2005 and $393 million during the comparable 2004 period. We expect a higher level of capital expenditures in 2005 and 2006 compared to the $769 million of expenditures recorded in 2004, consistent with the expected growth in our business.

Acquisitions, divestitures and other activities – In addition to our internal investment in capital expenditures, we also selectively identify businesses for potential acquisition. During the first quarter of 2005, we paid approximately $410 million for two businesses to strengthen our capabilities in providing information technology services to defense, intelligence and other government customers. With respect to one of the businesses acquired, The SYTEX Group, Inc., we expect to pay additional consideration of approximately $100 million to complete the transaction, with most of that amount payable in 2006.

We received proceeds of $806 million from divestiture activities, including $752 million related to the first quarter sale of our investment in Intelsat, Ltd and $41 million related to the redemption of certain Inmarsat equity-related instruments. During the nine months ended September 30, 2005, we increased our short-term investments by $30 million and in the same period of 2004, we liquidated $153 million of short-term investments on a net basis. In October 2005, we completed the acquisitions of INSYS Group Limited and Coherent Technologies for cash totaling approximately $150 million.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In October 2005, we participated in a secondary offering of shares of Inmarsat in the United Kingdom. As part of the offering, we sold approximately 16 million of our Inmarsat shares, thereby reducing our ownership percentage from 8.9% to 5.3%. We received proceeds of $89 million, and expect to realize a gain, net of state income taxes, of $85 million. The gain is expected to increase net earnings by $55 million ($0.12 per share).

Financing Activities

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. During the nine months ended September 30, 2005, we repaid $39 million of long-term debt, including debt repayment costs, and used $137 million in the comparable 2004 period for scheduled repayments of debt maturities.

Share dividends and repurchases – Shareholders were paid dividends of $332 million in the nine months ended September 30, 2005 compared to $294 million in the same period of 2004. We paid quarterly dividends of $0.25 per share in 2005 compared to $0.22 per share in the comparable nine-month period of 2004. In September 2005, the Corporation increased the regular quarterly dividend on common stock to $0.30 per share. The increased dividend will be effective for dividends payable on December 30, 2005 to holders of record on December 1, 2005.

We also used cash opportunistically in the first nine months of 2005 for common share repurchase activity. We have a share repurchase program in place for the repurchase of up to 88 million shares of our common stock from time-to-time at management’s discretion, including 45 million shares that were authorized for repurchase under the program in September 2005. At September 30, 2005, there remained approximately 47 million shares that may be repurchased in the future under the program. During the first nine months of 2005, we paid $99 million to settle share repurchases that occurred in 2004, and repurchased 14.9 million shares of our common stock for $933 million on a net basis, of which $905 million for 14.4 million common shares was settled during the nine month period. During the comparable period of 2004, we repurchased 9.3 million shares of our stock for $465 million. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended September 30, 2005.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase transactions with financial institutions. These agreements generally require that we make an up-front cash payment in exchange for the right to receive shares of our common stock or cash at the expiration of the agreement, dependent upon the closing price of our common stock at the maturity date. We entered into several such transactions during the third quarter of 2005 which, in the aggregate, required up-front cash payments totaling $120 million. Based on the closing price of our common stock on the maturity dates of the agreements, the transactions resulted in our repurchasing 1.9 million shares of common stock at a total cost of $120 million. These amounts are included in the total share repurchase figures included in the previous paragraph. There were no such transactions outstanding at September 30, 2005.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CAPITAL RESOURCES

At September 30, 2005, our total long-term debt amounted to $5.1 billion, slightly lower than the December 31, 2004 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. The remainder of our long-term debt bears interest at fixed rates. Our ratio of debt-to-total capitalization decreased from 42% at December 31, 2004 to 40% at September 30, 2005. We held cash and cash equivalents of approximately $3.1 billion and short-term investments of $426 million at September 30, 2005.

Our stockholders’ equity amounted to $7.7 billion at September 30, 2005, an increase of approximately $710 million from December 31, 2004. Net earnings, stock plan activities and an unrealized gain on an available-for-sale marketable security more than offset our repurchases of common stock and payment of dividends.

At September 30, 2005, we had in place a $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility at September 30, 2005. We cancelled our $500 million 364-day credit facility in June 2005.

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

Cash and cash equivalents, short-term investments, cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as acquisitions and other discretionary investment needs, projected over the next three years.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

At September 30, 2005, $341 million of advances received from customers for Proton launch services not yet provided was included as a liability in our balance sheet in customer advances and amounts in excess of costs incurred.

A sizable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev State Research and Production Space Center (Khrunichev), the manufacturer of the launch vehicle and provider of the related launch services in Russia. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to the customer. In addition, we have previously sent advances to Khrunichev that are covered by an arrangement to reduce future launch payments from us to Khrunichev, contingent on the receipt of new orders as well as a minimum number of actual launches each year. The advances sent to Khrunichev are included on our balance sheet in inventories. Total payments to Khrunichev included in inventories at September 30, 2005 and December 31, 2004, were $312 million and $301 million, respectively. Our ability to realize the remaining amounts may be affected by Khrunichev’s ability to provide the launch services and the political environment in Russia. Through September 2005, launch services through LKEI and ILS have been provided according to contract terms.

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

During the nine months ended September 30, 2005, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, we estimated a projected reduction in our accumulated postretirement benefit obligation as of December 31, 2004 of $295 million

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

from the effects of the new law. This obligation will be recognized over the remaining service lives of the employees eligible for the benefit. In January 2005, the Center for Medicare and Medicaid Services released regulations governing the application of the law and continued to provide clarifying guidance during the first and second quarters of 2005. Based on this guidance, we adopted the FSP during the second quarter of 2005. The impact of its adoption will be a reduction of the FAS 106 postretirement expense as well as a reduction of costs determined under U.S. Government Cost Accounting Standards for the year ended December 31, 2005. The adoption of FSP 106-2 did not have a material impact on our results of operations, financial position or cash flows for the nine months ended September 30, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payments, which, upon implementation, will impact our net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related excess tax benefit received upon exercise of the options, if any, in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. We currently use the Black-Scholes model to compute the fair value of our stock options in connection with our disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant (see Note 2 to the financial statements). In April 2005, the Securities and Exchange Commission (SEC) issued a new rule which deferred the compliance date of FAS 123(R) until 2006 for calendar year companies such as Lockheed Martin.

We intend to adopt FAS 123(R) on a prospective basis in the first quarter of 2006 and continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption. The Lockheed Martin 2003 Incentive Performance Award Plan provides for the grant of various types of stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock and stock units. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation, including consideration of the impact of the expensing of stock option awards on our results of operations subsequent to the adoption of FAS 123(R). Based on current analyses and information, we expect that the combination of expensing stock options upon adoption of FAS 123(R) in 2006 and grants of other stock-based incentive awards will result in additional expense, net of state income tax benefits, totaling approximately $100 million (or a reduction in net earnings per share of $0.15) on a full year basis.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FAS 143, Accounting for Asset Retirement Obligations, and requires that a liability and a

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

corresponding increase in the value of the underlying asset be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We are continuing to evaluate the impact of FIN 47, but currently do not believe its adoption will have a significant impact on our financial position or results of operations.

Lockheed Martin Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and, to a lesser extent, foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating rate long-term debt. The majority of our long-term debt obligations are not callable until maturity. We sometimes use interest rate swaps to manage our exposure to fixed and variable interest rates; however, at September 30, 2005, we had no such agreements in place.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign exchange rates, and do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time as the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized currently. At September 30, 2005, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter, were not material. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of September 30, 2005. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that, to the extent they are not recitations of historical fact, are “forward-looking statements” within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to Department of Defense reviews, Congressional actions, budgetary constraints, cost-cutting initiatives, terrorist threats and homeland security); the impact of continued military operations in Iraq and Afghanistan and spending for disaster relief on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; performance issues with key suppliers, subcontractors and customers; return on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions; charges from any future impairment reviews that may result in the recognition of losses, and a reduction in the book value of goodwill or other long-term assets; the future impact of legislation or changes in accounting or tax rules, interpretations or pronouncements; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and environmental remediation efforts); the competitive environment for the Corporation’s products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation’s filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors and Forward-Looking Statements” on pages 14 through 15 and on pages 16 through 20 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Form 10-K); “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 34 of this Form 10-Q; and “Note 4 – Postretirement Benefit Plans” and “Note 5 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q on pages 11 through 12 and pages 12 through 15, respectively, included in this Form 10-Q.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 5 – Legal Proceedings and Contingencies” on pages 12 through 15 of this Form 10-Q.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Lockheed Martin Corporation

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended September 30, 2005 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
July 2005	960,000	$62.97	960,000	10,033,681
August 2005	5,112,200	62.59	5,112,200	4,921,481
September 2005	3,193,393	61.79	3,193,393	46,728,088

(1)	The Corporation repurchased a total of 9,265,593 shares of its common stock during the quarter ended September 30, 2005 under a share repurchase program that it announced in October 2002.
(2)	In October 2002, the Corporation’s Board of Directors approved a share repurchase program for the repurchase of up to 23 million shares of its common stock from time-to-time. In February 2004 and September 2005, an additional 20 million shares and 45 million shares, respectively, were authorized for repurchase under the program. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1	Lockheed Martin Corporation Supplemental Retirement Plan

Exhibit 10.2	Lockheed Martin Corporation Supplemental Savings Plan

Exhibit 10.3	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan

Exhibit 10.4	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation

Lockheed Martin Corporation

Exhibit 10.5	Lockheed Martin Supplementary Pension Plan for Transferred Employees of GE Operations

Exhibit 10.6	Lockheed Martin Long-Term Incentive Performance Award Amendment

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2005

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 27, 2005	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller
(Chief Accounting Officer)