Form 10-K
period 2005-12-31
LOCKHEED MARTIN CORP
filed 2006-02-28
CIK 936468

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Approximately $28.8 billion as of June 30, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 436,911,542 shares outstanding as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2006 Definitive Proxy Statement are incorporated by reference in Part III of this

Form 10-K.

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS

General

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems, products and services. We serve customers in domestic and international defense and civil markets, with our principal customers being agencies of the U.S. Government. We were formed in 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. We are a Maryland corporation.

In 2005, 85% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Sales to foreign governments (including foreign military sales funded, in whole or in part, by the U.S. Government) amounted to 13% of net sales in 2005, while 2% of our net sales were made to commercial customers (mainly launch services and satellites).

Our principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817-1877. Our telephone number is (301) 897-6000. Our website home page on the Internet is www.lockheedmartin.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form
10-K.

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review that information.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings. Our SEC reports can be accessed through the investor relations page of our web site, www.lockheedmartin.com/investor. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Lockheed Martin.

Business Segments

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S) and Information & Technology Services (I&TS). For more information concerning our segment presentation, including comparative segment revenues, operating profits and related financial information for 2005, 2004 and 2003, see Note 16—Information on Business Segments beginning on page 116 of this Form 10-K.

Aeronautics

Aeronautics is engaged in the design, research and development, systems integration, production, sustainment, support and upgrade of advanced military aircraft and related technologies. Our customers include the military services of the United States and allied countries throughout the world. Major products and programs include the F-35 Joint Strike Fighter; the F-22 air dominance attack and multi-mission combat aircraft; the F-16 multi-role fighter; the C-130J tactical transport aircraft; the C-5 strategic airlift aircraft; and support for the F-117 stealth fighter and special mission and reconnaissance aircraft (e.g., P-3 Orion, S-3 Viking and
U-2). We also produce major components for the F-2 fighter and are a co-developer of the C-27J tactical transport aircraft and the
T-50 advanced jet trainer.

In 2005, Aeronautics’ net sales of $11.7 billion represented 32% of our total net sales. Aeronautics’ major lines of business and the percentage that each contributed to Aeronautics’ 2005 net sales are:

Combat Aircraft

Air Mobility

Aeronautical Research and Development

Combat Aircraft

Our Combat Aircraft business designs, develops, produces and provides systems support for fighter aircraft. Our major fighter aircraft programs include:

F-35 “Joint Strike Fighter” – stealth multi-role fighter

F-22 “Raptor” – air dominance, attack and multi-mission stealth fighter

F-16 “Fighting Falcon” – a low-cost, multi-role fighter

Both the F-35 and F-22 are “5TH Generation” fighters, combining stealth, supersonic speed, high maneuverability, sensor fusion and other attributes to achieve a level of capability and survivability unmatched by earlier generation combat aircraft. The F-16 is a fourth generation fighter which, as a result of multiple updates, continues to play an important role in the defense of the U.S. and its allies.

For the F-35 “Joint Strike Fighter,” the United States, United Kingdom, Italy, the Netherlands, Turkey, Canada, Australia, Denmark and Norway are working together on the System Development and Demonstration (SDD) program to design, test and build a “family of aircraft” to meet their joint and coalition requirements. Israel and Singapore are security cooperation participants on the SDD program. Our F-35’s multiple-variant designs include a conventional takeoff and landing variant (CTOL), a carrier-based variant (CV) and a short takeoff and vertical landing variant (STOVL). The F-35 is designed to be an affordable, superior multi-role, stealth aircraft offering improvements in lethality, survivability and supportability over existing allied multi-role aircraft. The F-35 is planned to replace the F-16 and A-10 for the U.S. Air Force, the F/A-18 for the U.S. Navy, the AV-8B and F/A-18 for the U.S. Marines, and the Harrier jet for the U.K. Royal Air Force and Navy.

Aeronautics was awarded the SDD contract for the F-35 in the fourth quarter of 2001. Calendar year 2005 marked the fourth full year of performance on the contract. In October 2005, we received a contract modification for the formalization of the F-35 SDD re-plan that was announced in 2003 and approved by the Defense Acquisition Board in May 2005. The revised plan contains 22 ground and flight test aircraft for all three variants. The first CTOL aircraft, a non-optimized structural design to test airworthiness and systems evaluation, is in final assembly. Component production has begun for the first three STOVL aircraft. A major milestone was the application of power to the aircraft avionics system for the first time in September of 2005. The aircraft is progressing toward first flight planned to occur in the second half of 2006. The first flights of the optimized aircraft, including the STOVL, CTOL and the CV, are planned to occur through the 2009 timeframe. Given the size of the F-35 program, we anticipate that there will be a number of studies related to the program schedule and production quantities over time as part of the normal DoD, Congressional and international partners’ oversight and budgeting processes.

We are the team leader for the F-22 “Raptor.” Formerly designated the F/A-22, the F-22 is an air-dominance, attack and multi-mission stealth combat aircraft with unmatched capabilities compared with current U.S. Air Force aircraft. The capabilities include enhanced maneuverability, stealth, super-cruise speed and advanced integrated avionics that enable it to attack critical air and surface targets to gain and maintain air superiority against air-to-air and ground-to-air threats. The program is in full-rate production. Through 2005, a total of 59 F-22s have been delivered to the U.S. Air Force, including 23 Raptors during 2005. We also received contract awards for Production Lot 5 (24 aircraft) and advanced procurement funding for Production Lots 6 and 7 during the year. The U.S. Air Force determined that the Raptor fleet achieved initial operational capability in December 2005, based on successful completion of operational testing, pilot training and other activities earlier in the year. In January 2006, the Air Force rated the F-22 “mission capable” as a result of follow-on test and evaluation conducted principally in 2005.

The ultimate number of F-22s to be produced will be determined based upon the outcome of reviews being performed by the U.S. Government. Our goal is to continue to work with our customers and suppliers, through cost-saving, efficiency and technology initiatives, to maximize the number of F-22s that can be purchased and to provide the best-value solutions for the budget allocated.

We are the prime contractor on the F-16 “Fighting Falcon” multi-role tactical fighter aircraft and continue to provide upgrades and support for the U.S. Air Force and our international customers. Since the program’s inception through 2005, 4,281 F-16s have been delivered worldwide. The F-16 program has posted over 27 years of continuous production deliveries and the aircraft has been selected by 24 countries to date. Multi-role capability improvements have been incorporated into new production aircraft as well as modification programs for in-service aircraft. Air-to-air and precision attack capabilities have benefited from the inclusion of new systems, sensors and weapons. Advanced electronic warfare systems have improved survivability. New fuel tank configurations have increased range and endurance. Enhanced engines have increased aircraft performance and improved supportability. Advanced communication links have given the F-16 network-centric warfare capabilities. In 2005, 69 F-16 aircraft were delivered worldwide. Our firm backlog at year end was 166 F-16 aircraft as the Greek government initiated contractual authorization to purchase 30 aircraft with an option for an additional 10 F-16s. With this order, firm production aircraft deliveries are planned through 2009.

In addition, we participate in joint Japan/U.S. production of the F-2 fighter aircraft. We are a co-developer of the T-50 supersonic jet trainer aircraft for Korea. We also provide sustaining engineering, modifications and upgrades for the F-117 Nighthawk. In 2005, the F-117 team became the first recipient of DoD’s Performance Based Logistics Award for demonstrating outstanding system level performance.

Air Mobility

In Air Mobility, we design, develop, produce and provide full system support of tactical and strategic airlift aircraft.

The C-130J is an advanced technology, tactical transport aircraft offering improved performance and reliability, and reduced operating and support cost, compared to prior C-130 models. The C-130J incorporates state-of-the-art cockpit design and avionics, a more powerful and efficient propulsion system and other innovations into a proven, mission-tested airframe. It is designed primarily to support the military mission of tactical combat transport. It also is a multi-mission platform that has been purchased in support of electronic warfare, weather reconnaissance and sea surveillance, and as an aerial tanker. Including all models of the aircraft, we have delivered a total of 2,289 C-130s from the program’s inception through 2005.

In 2005, we delivered 15 C-130Js, including nine aircraft to the U.S. Air Force and six aircraft to the U.S. Marine Corps. In the U.S., the Air Force, Air Force Reserve Command and Air National Guard units fly C-130Js. The Marine Corps operates KC-130J tankers and the Coast Guard flies the HC-130J. International C-130J operators include the Royal Air Force, Royal Australian Air Force, Italian Air Force and the Royal Danish Air Force. During 2005, the combat delivery and tanker versions of the C-130J continued to perform high tempo military operations in Southwest Asia. The aircraft also were active in humanitarian efforts relating to tsunami, earthquake and famine relief. The WC-130Js, known as the Weatherbirds, flew their first full season into the Atlantic storms, and the HC-130Js saw extensive humanitarian service during hurricanes Katrina and Rita relief efforts. In October 2005, the U.S. Air Force initiated its phase II operational test and evaluation of the C-130J. The flight testing was completed in December 2005, and the final report from the Air Force is expected to be completed in the first half of 2006.

A total of 180 C-130Js have been ordered, with 135 delivered through 2005. Of the deliveries to date, 16 aircraft are part of the 60-aircraft multiyear contract that was awarded in March 2003. We are in discussions with the U.S. Government to restructure the multiyear contract from commercial-based terms to a more traditional defense acquisition-style contract.

Other Air Mobility programs include C-5 aircraft modernization and the C-27J. For the C-5 aircraft, we are involved in avionics modernization, reliability enhancement and re-engining programs for the U.S. Air Force. For the C-27J, we were co-developers of the aircraft with Alenia Aeronautica. We are currently under contract with Alenia Aeronautica in support of production programs for the Italian and Greek air forces.

Aeronautical Research and Development

We are involved in advanced development programs and advanced design and rapid prototype applications. Our Advanced Development Programs organization, the Skunk Works, has made unmanned air systems and unmanned combat air systems one focus of its efforts, and is actively developing the operational concepts and enabling technologies to provide these assets to the DoD in a cost effective manner. We continue to invest in new technologies to maintain and enhance our competitiveness in military aircraft design and development.

We also provide sustaining engineering, modifications and upgrades for existing aircraft that we manufactured, including the
P-3, S-3 and U-2 reconnaissance aircraft. In 2005, the U-2 program reached its 50th year of performance providing high-altitude reconnaissance in support of national security.

Competition

We are a major competitor in combat aircraft, air mobility and military aircraft research and development throughout the world. Unlike commercial aircraft, military aircraft are subject to a wide variety of U.S. Government controls (e.g., export restrictions, market access, technology transfer and contracting practices). While a variety of factors determine the results of different competitions, price is a major determinant, as is past performance and customer confidence. Other critical factors are technical capabilities, release of technology, prior purchase experience, financing and total cost of ownership. In international sales, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of competitions. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements. As a result, we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis on page 71 of this Form 10-K.

With respect to military aircraft, we compete with both domestic and international companies. Some or all of these companies are competing, or preparing to compete, for unmanned military aircraft sales. Our military aircraft programs also face potential competition from the application of derivatives of commercial aircraft to missions that require large aircraft and the application of unmanned systems to various missions.

With respect to tactical fighters, the F-16 remains a formidable competitor, especially on the basis of price and the continuing ability to update its capabilities with changes in sensor and weapons systems. The F-35 and F-22 have complementary capabilities and are recognized as the world’s only 5TH Generation fighter aircraft. The F-35 is envisioned to be a cornerstone of future defense capability and is planned to replace several existing multi-role fighters for the U.S. and its allied partners. Due to the number of governments that have signed up to participate in the system development and demonstration phase, we anticipate that significant international demand could develop for the F-35. The F-22 is designed to satisfy the long-range weapon delivery needs of our customers while providing the air-dominance, strike and multi-mission stealth combat capabilities needed for conventional military operations. U.S. military forces have reiterated their requirement for both aircraft types. An F-22 derivative is a potential candidate to satisfy some of the long-range weapon delivery needs of the future force.

Although U.S. sales have historically been the major driver for product design and development activities for military combat and transport aircraft, there has been somewhat of a change over the years with international customers being willing to fund military aircraft research and development programs in cooperation with U.S. defense contractors. Examples of joint international development programs include the F-35 program with nine countries participating, the F-16 Block 60 program with the United Arab Emirates, the T-50 trainer aircraft program with Korea Aerospace Industries, the F-2 fighter program with Mitsubishi Heavy Industries of Japan, and the C-27J airlift aircraft program with Alenia Aeronautica of Italy.

Demand for transport aircraft is driven by the need to maintain or replace large numbers of aircraft for which maintenance costs have been increasing and by high development costs for new replacement aircraft. In most cases, the choice has been to modernize and update the available aircraft. In some mission segments, new commercial aircraft derivatives may make suitable replacement platforms and may be the final choice. In other cases, existing platforms may perform the job more capably if modernized.

The C-5 remains a key platform for meeting the U.S. Air Force’s strategic airlift goals through modernization of the aircraft, and the C-130J provides a full range of tactical mobility, refueling, and humanitarian airlift capabilities.

Customer budget pressures and changes in the way products are deployed, operated and supported have expanded the logisitics support opportunities for Lockheed Martin-produced aircraft. We are focused on expanding our global sustainment services, an increasingly important portion of the Aeronautics business.

The segment is dependent on the U.S. military and international governments as customers. In 2005, U.S. Government customers accounted for approximately 76% of the segment’s net sales.

Electronic Systems

Our Electronic Systems segment is engaged in the design, research, development, integration, production and sustainment of high performance systems for undersea, shipboard, land and airborne applications. Major product lines include: missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; systems integration and program management for fixed and rotary-wing aircraft systems; radars; platform integration systems; homeland security systems; surveillance and reconnaissance systems; advanced aviation management solutions; security and information technology solutions; and simulation and training systems.

In 2005, Electronic Systems’ net sales of $10.6 billion represented 28% of our total net sales. Electronic Systems’ three major lines of business and the percentage that each contributed to 2005 net sales are:

Maritime Systems & Sensors

Missiles & Fire Control

Platform, Training, & Transportation Systems (PT&TS)

Electronic Systems’ most significant programs based on revenue in 2005 included: the Terminal High Altitude Area Defense (THAAD) system; the Patriot Advanced Capability (PAC-3) missile; the AEGIS Weapon System; the Arrowhead fire control system for the Apache helicopter; and the Guided Multiple Launch Rocket System (GMLRS). These top five programs represented less than 30% of Electronic Systems’ sales in 2005. The segment has a diverse portfolio of over 1,000 programs. Historically, this diversity has provided a stable backlog and reduced potential risks that can result from reductions in funding or changes in customer priorities.

Maritime Systems & Sensors

Maritime Systems & Sensors provides ship systems integration services, surface ship and submarine combat systems, sea-based missile defense systems, sensors, tactical avionics, port traffic management systems and missile launching systems.

The AEGIS Weapon System is a fleet defense system and the sea-based element of the U.S. missile defense system. It is a radar and missile system, integrated with its own command and control system, intended to defend simultaneously against multiple advanced air, surface and subsurface threats. The AEGIS program encompasses activities in development, production, ship integration and test support for ships at sea. We manufacture major portions of the AEGIS Weapon System for the U.S. Navy. We test and integrate weapon systems for the U.S. Navy’s Ticonderoga Class Cruiser and Arleigh Burke Class Destroyer, along with the Kongo Class Destroyer for Japan, the F100 and F102 Class Frigates for Spain, the Fridtjof Nansen Class Frigate for Norway and the KDX Class Destroyer for Korea. To date, we have received contracts for 102 AEGIS Weapons Systems, including 27 for the Ticonderoga Class Cruiser, 62 for the Arleigh Burke Class Destroyer and 13 for other systems. Since program inception, we have delivered all 27 Cruiser systems, as well as 53 Destroyer systems and nine other systems. In 2005, we achieved the certification and deployment of the Baseline 7 AEGIS Weapon System, including the next generation SPY-1D(V) Radar System. In addition, nine AEGIS destroyers are currently certified for Ballistic Missile Defense (BMD) Long Range Surveillance and Tracking (LRS&T) capability, and two AEGIS cruisers are now certified for LRS&T and engagement capability and ready for emergency activation.

In 2005, we were selected to provide combat systems for the Spanish Armada’s four new diesel submarines. We achieved the successful keel laying for the USS Freedom, the first in a new class of Littoral Combat Ships (LCS) that are designed to give the U.S. Navy added flexibility to operate in coastal waters. As part of the Deepwater recapitalization program that we co-lead for the U.S. Coast Guard, we delivered three re-engined HH-65C Dolphin helicopters to provide increased rescue capability in support of hurricane relief efforts. We also completed a system readiness review to upgrade and improve mission capability of six C-130J aircraft.

Missiles & Fire Control

Missiles & Fire Control develops and produces land-based, air, and theater missile defense systems, tactical battlefield missiles, electro-optical systems, fire control and sensor systems, and precision-guided weapons and munitions.

The THAAD program is a transportable defensive missile system designed to engage targets both inside and outside of the earth’s atmosphere. The THAAD system is comprised of the THAAD fire control and communication units, missiles, radars, launchers and ground support equipment. The program, currently in the development phase, conducted a successful test flight in November 2005.

The PAC-3 missile is an advanced defensive missile designed to intercept incoming airborne threats. We were awarded a third production contract in January 2005 to produce a total of 156 PAC-3 missiles, including 32 missiles for the Netherlands and 16 missiles for Japan.

The Arrowhead fire control system provides modernized targeting and piloting capabilities to the U.S. Army for Apache helicopter crews, continuing our over 20-year legacy of providing pilot-night vision sensors for the Apache. More than 1,000 sensor systems have been delivered to the U.S. Army and foreign military customers since 1983. The Arrowhead kits will replace certain legacy hardware on the U.S. Army Apache helicopters to provide a modernized sensor for safer flight in day, night and bad weather missions. The Arrowhead contract was awarded in 2003, with major new awards received in 2005 for Arrowhead Lot 2 from the U.S. Army and U.K. Production from Westland Helicopters Limited. The first production units were delivered in 2005, and the first unit was equipped in June 2005 on schedule.

The MLRS program is a fast-reaction, mass-firepower supplement to cannon artillery. MLRS has been in production since 1982 in various configurations. Customers include the U.S. Army, U.S. Marine Corps, U.S. National Guard and several foreign governments. During 2005, we completed deliveries of the new Guided MLRS (GMLRS) under an initial low-rate production contract. GMLRS is an all-weather, precision-guided rocket that is designed to provide increased accuracy, while reducing both the number of rockets necessary to defeat targets and collateral damage. GMLRS is an international cooperative program with the United States, United Kingdom, Italy, France and Germany. The system can be fired from different launchers and has a global-positioning-system aided, inertial-guidance package integrated on the MLRS extended-range rocket body. It also has technologies to improve maneuverability and enhance system accuracy. The U.S. Army successfully test-fired seven GMLRS rockets in Iraq during 2005.

Missiles & Fire Control received a number of new contracts and follow-on orders and achieved key program milestones in 2005. We lead a multinational venture that is developing the Medium Extended Air Defense System (MEADS), a mobile air defense system designed to replace Patriot systems used by the United States and Germany and Nike Hercules systems in Italy. The venture was awarded the Design and Development Phase contract for a 110-month development program in 2005. In addition, we were awarded an SDD contract for the Long-Range Land Attack Projectile (LRLAP), a precision munition that will be fired from the Advanced Gun System aboard the U.S. Navy’s next-generation destroyer, DD(X). LRLAP is designed to provide precise, rapid-response, high-volume, long-range fire support for U.S. Marines ashore.

Platform, Training & Transportation Systems

Our Platform, Training & Transportation Systems (PT&TS) business integrates mission-specific applications for fixed and rotary-wing platforms, develops and integrates postal automation and material handling systems, and provides information management solutions for government customers. PT&TS also provides simulation, training and support services, integrates advanced air traffic control systems and develops homeland security systems and products.

In 2005, the U.S. Navy selected us to build and equip the new fleet of “Marine One” helicopters for the President of the United States. The VH-71 program calls for the delivery of 23 medium-lift operational helicopters with the first helicopter scheduled to be ready to transport the President in 2009. The MH-60R helicopter development program achieved an important milestone in 2005 by receiving operational evaluation acceptance from the U.S. Navy, and is authorized to begin production of advanced avionic integration systems for 243 helicopters. We are the prime contractor and lead systems integrator for the U.S. Air Force’s A-10 Precision

Engagement program, designed to expand the capability and extend the service life of that durable attack aircraft, and the British Royal Navy’s Merlin Mk1 multi-mission helicopter program.

In 2005, the New York Metropolitan Transportation Authority selected us to provide a comprehensive upgrade of its electronic security operations infrastructure. The Census Bureau awarded us a contract to develop and operate the information processing system for the 2010 Census. The National Archives and Records Administration chose us to build its Electronic Records Archive system, establishing the methodology for how the government will store, maintain and make available electronic records. In training and support, we received a contract to provide the U.S. Army with a prototype Reconfigurable Vehicle Simulator.

Competition

Electronic Systems’ broad portfolio of products and services competes against the products and services of other large aerospace, defense and information technology companies, as well as numerous smaller competitors. We often form teams with other companies that are competitors in other areas to provide customers with the best mix of capabilities to address specific requirements. The principal factors of competition include technical and management capability, price, past performance and our ability to provide solutions to our customers’ requirements on a timely basis.

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2005, U.S. Government customers accounted for approximately 80% of the segment’s total net sales.

Space Systems

Space Systems is engaged in the design, research, development, engineering and production of satellites, strategic and defensive missile systems and launch services. The Satellite product line includes both government and commercial satellites. Launch Services include launches on Atlas, Proton and Titan launch vehicles, and also include the Space Shuttle’s external tank. Strategic & Defensive Missile Systems include airborne and missile defense technologies and fleet ballistic missiles.

In 2005, Space Systems’ net sales of $6.8 billion represented approximately 18% of our total net sales. Space Systems’ principal lines of business and the percentage that each contributed to 2005 net sales are:

Satellites

Launch Services

Strategic & Defensive Missile Systems

Satellites

Our Satellites business designs, develops, manufactures and integrates advanced technology satellite systems for government and commercial applications. We are responsible for various classified systems and services in support of vital national security systems.

We are the prime contractor for the DoD’s next generation of highly secure communications satellites known as the Advanced Extremely High Frequency (AEHF) system. The fully operational AEHF constellation is envisioned to include three networked satellites, plus an in-orbit spare. These satellites are designed to provide improved secure data throughput capability and coverage flexibility to regional and global military operations and to be compatible with the Milstar I and II systems. The AEHF communication system includes the satellite constellation, mission control segment and terminal development. We have contracts for the first three space vehicles and development of the ground segment.

We also are the prime contractor for the Space-Based Infrared System (SBIRS) program. SBIRS is providing the nation with enhanced worldwide missile detection and tracking capabilities. The consolidated ground system is now operational, and processes data from the Defense Support Program satellites and manages the satellite constellation. The ground system also provides the foundation to evolve mission capabilities as SBIRS-High payloads and satellites are deployed. SBIRS-High is envisioned to operate with a total of four satellites in geo-synchronous earth orbit and two sensors in highly-elliptical orbit to increase mission capabilities for missile warning, missile defense, technical intelligence and battlespace characterization. Our current contract includes two geo-synchronous orbit spacecraft and two highly-elliptical orbit payloads. In 2005, we delivered the second highly elliptical orbit payload to our customer. On December 12, 2005, the program was recertified for continuation by the DoD, as required following a Nunn-McCurdy breach notification to Congress that was triggered by an increase in the estimated cost of the program.

The Global Positioning System (GPS) is a space-based radio navigation, time distribution, and nuclear detonation detection system. Its mission is to provide precise, continuous, and all-weather three-dimensional position, velocity, timing, and information to properly equipped air, land, sea and space-based users. We are the prime contractor for the GPS IIR program, which includes 20 satellites that will improve navigation accuracy and provide longer autonomous satellite operation than current global positioning satellites. In 2005, we successfully delivered in orbit the first of a series of eight modernized GPS IIR satellites.

In 2005, we continued to work the Phase A element of the GPS III program. GPS III is intended to deliver major improvements in accuracy, assured service delivery, integrity, and flexibility for military and civil users. The Phase A work will assess mission needs and requirements, and evaluate innovative architecture recommendations, culminating in a systems requirements review.

We continue to conduct risk reduction and system trade studies supporting the U.S. Air Force’s Transformational Satellite program. The program represents the next step toward transitioning the DoD wideband and protected communications satellite architecture into a single network comprised of multiple satellite, ground and user segment components. The system is being designed to network mobile warfighters, sensors, weapons, communications command and control nodes located on the ground, in the air, at sea or in space.

We are the prime contractor and systems integrator for the Mobile User Objective System (MUOS) program for the U.S. Navy. MUOS is a next-generation narrowband tactical satellite communications system that will provide significantly improved and assured communications for the mobile warfighter. MUOS is planned to replace the current narrowband tactical satellite communications system known as the Ultra High Frequency Follow-On (UFO) system. The MUOS satellites are designed to be compatible with the existing UFO system and associated legacy terminals and provide increased military communications availability. The program calls for the delivery of five satellites, and operational turnover of the first MUOS satellite is planned for 2010.

We continued to execute a concept study for Space Radar, a transformational system being developed for the DoD to provide global intelligence, surveillance and reconnaissance for the military and intelligence community. The system will be comprised of a constellation of spacecraft that will provide rapid-revisit coverage of the entire Earth’s surface. During the concept development effort, we will develop and evaluate multiple candidate architectures for the system, including the horizontal integration of the system with other existing and planned assets.

We produce exploration spacecraft, earth-orbiting satellites and sensors for Earth observation and environmental monitoring. Our Satellite business also designs, builds, markets and operates turnkey commercial satellite systems for space-based telecommunications and other applications. In 2005, we were awarded contracts to construct four new commercial satellites.

Launch Services

Our Launch Services business provides launch services to both government and commercial customers. We design, develop, manufacture and integrate expendable and reusable space launch systems for the DoD, the National Aeronautics and Space Administration (NASA) and commercial customers.

We currently produce and sell the Atlas V configuration of the Atlas launch vehicle. In 2005, we launched the final Atlas III launch vehicle, which attained an overall success record of 100% for the series. Atlas V, introduced in 2002, is powered by the Russian manufactured RD-180 liquid oxygen/kerosene engine and can be configured with up to five solid rocket boosters. The flexible solid rocket booster configuration enables the Atlas to perform launch missions from low-Earth orbit to geo-synchronous orbit. The Atlas V utilizes a modular design and is more operationally efficient than prior systems. Less time is required to process and prepare each vehicle for launch. This affords greater flexibility in meeting customer launch schedule and mission performance requirements. We developed the Atlas V in cooperation with the U.S. Air Force as part of the Evolved Expendable Launch Vehicle (EELV) program. Atlas V serves as both a government and commercial launch system. As of year-end 2005, the Atlas family of launch vehicles had a record of 77 consecutive successful launches spanning more than 12 years.

In May 2005, we entered into an agreement with The Boeing Company to create a joint venture that would combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. The joint venture, named United Launch Alliance, LLC (ULA), is structured as a 50-50 joint venture and, once operational, would be accounted for as an equity investment. Under the terms of the agreement, Atlas and Delta expendable launch vehicles would continue to be available as alternatives on individual launch missions. The agreement also stipulates that, upon closing of the transaction, both parties will dismiss all claims against each other in the pending civil litigation related to a previous competition for launches under the EELV program (see Note 15 – Legal Proceedings, Commitments and Contingencies on pages 113 through 114 of this Form 10-K for a discussion of that litigation).

We launched the last two Titan IV launch vehicles in 2005. In all, 39 Titan IVs, the nation’s largest expendable launch vehicle, have been launched, and 368 Titans in total were launched since the program’s inception in 1955.

The Launch Services business also includes the Proton family of launch vehicles manufactured by our joint venture partner, Khrunichev State Research and Production Space Center in Russia. Launch services are marketed to customers worldwide through International Launch Services (ILS). In 2005, ILS was awarded ten contracts for launch services using Atlas or Proton launch vehicles.

In 1992, we entered into a joint venture with two Russian government-owned space firms to form Lockheed-Khrunichev-Energia International, Inc. (LKEI). LKEI has exclusive rights to launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. We consolidate the results of operations of LKEI and ILS into our financial statements. For additional information concerning LKEI and ILS, see Management’s Discussion and Analysis – “Space Business” on page 48 of this Form 10-K.

We also manufacture the NASA Space Shuttle external tank. We operate the assembly facility for NASA under a government-owned, contractor-operated agreement. The tank is the only major non-reusable element of the Space Shuttle. One tank is used for each launch. Our existing contract for the external tanks runs through 2009.

Our Launch Services business also includes a 50% ownership interest in United Space Alliance, LLC (USA). USA is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. USA also performs the modification, testing and checkout operations required to prepare Space Shuttles for launch.

Strategic & Defensive Missile Systems

Our Strategic & Defensive Missile Systems business has been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since the program’s inception in 1955. The Trident II D5 is the latest generation of submarine launched ballistic missiles, following the highly successful Polaris, Poseidon C3, and Trident I C4 programs. The Trident II D5 began initial production in 1988 and has achieved a mission-success track record of 112 consecutive successful test launches. The Trident II D5 is the only intercontinental ballistic missile in production in the United States.

We are integrally involved with several missile defense programs. As prime contractor for the Targets and Countermeasures Program, we manage the overall missile defense targets hardware and software portfolio for the Missile Defense Agency (MDA), providing realistic test environments for the system being developed by the MDA to defend against all classes of ballistic missiles. We are the prime contractor for the MDA’s Multiple Kill Vehicles (MKV) system, the first system that will be capable of destroying multiple ballistic missile threats and decoys with a single launch. The MKV system will carry multiple small kill vehicles to destroy adversarial missiles and decoys by colliding with them in space. We are part of the industry team that is developing the Airborne Laser (ABL) to detect, track and destroy hostile ballistic missiles in the vulnerable boost phase of flight. We provide the ABL beam control fire control system, which completed initial flight testing in 2005 and is designed to accurately point and focus ABL’s high-energy laser beam. Under the dual boost vehicle strategy of the Ground-based Midcourse Defense program, we are producing the Boost Vehicle-Plus (BV+), one of two booster configurations.

Competition

U.S. Government purchases of large-scale satellite systems, launch systems and strategic missiles are characterized by major competitions governed by DoD or NASA procurement regulations. While the evaluation criteria for selection varies from competition to competition, it is generally characterized by the customer’s best value determination, which includes several important elements, such as price, technical capability, schedule and past performance. We compete worldwide for sales of satellites and launch services against several competitors.

Based on current projected DoD, NASA and other government spending profiles and budget priorities, we believe we are well-positioned to compete for government satellites, launch systems and strategic and defensive missile systems programs. Future competitions for government systems include DoD initiatives for transformational communications, global positioning, space radar, planetary exploration and science, launch vehicles, and NASA’s next generation manned space exploration program.

Commercial demand for geo-stationary telecommunications satellites and intermediate class launch vehicles that place these commercial satellites in orbit has been flat and manufacturing remains in an overcapacity situation. This has created significant price and competitive pressures. For further discussion of competitive factors in the sales of commercial satellites, see Management’s Discussion & Analysis – “Space Business” on pages 47 through 49 of this Form 10-K.

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2005, U.S. Government customers accounted for approximately 94% of the segment’s net sales.

Integrated Systems & Solutions

Integrated Systems & Solutions is engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) activities of the DoD, intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life-cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in space, air and ground systems. IS&S serves as our focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, software development and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling and simulation, and large-scale systems integration. In that role, IS&S operates the Center for Innovation, a state-of-the-art facility for modeling and simulation.

In 2005, IS&S had net sales of $4.1 billion, which represented 11% of our total net sales. IS&S’ major lines of business and the percentage that each contributed to its 2005 net sales are:

Intelligence Systems & Solutions

DoD C4ISR

Intelligence Systems & Solutions

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

DoD C4ISR

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

On the Command and Control Battle Management & Communications program, we are a member of the national team that is constructing the complex systems that will comprise the global missile defense shield for the MDA. Our role is to develop the battle management command, control and communications architecture and provide assistance in the development of operational concepts and testing.

We are the prime contractor for the U.S. Air Force’s Integrated Space Command & Control program. Our primary role is to integrate and modernize air, missile, and space command and control infrastructure. This program provides for the evolution, sustainment and support of the U.S. Space Command legacy command and control systems into a net-centric, modern system architecture that will provide data in a single common operational picture.

The Range Standardization and Automation program provides support to the U.S. Air Force in the consolidation and automation of critical range telemetry, tracking, safety and management systems for space launch operations at Vandenberg Air Force Base and Kennedy Space Center. This program provides integrated launch data in a common operational picture for the customer.

Competition

The range of products and services at IS&S results in competition with other large aerospace, defense and information technology companies, as well as with numerous smaller competitors. The principal competitive discriminators include technical and management capability, the ability to develop and implement complex, integrated system architectures, price and past performance. Program requirements frequently result in the formation of teams such that companies teamed on one program are competitors for another.

IS&S is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2005, the U.S. Government customers accounted for 97% of the net sales of IS&S.

Information & Technology Services

Our Information & Technology Services segment is engaged in a wide array of information technology (IT), IT-related, and other technology services to federal agencies and other customers. Major product lines include: IT integration and management; enterprise solutions; application development, maintenance and consulting for strategic programs for the DoD and civil government agencies; aircraft and engine maintenance and modification services; management, operation, maintenance, training and logistics support for military, homeland security and civilian systems; launch, mission and analysis services for military, classified and commercial satellites; engineering, science and information services for NASA; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

In 2005, I&TS had net sales of $4.0 billion, which represented 11% of our total net sales. I&TS has three lines of business:

Information Technology

Defense

NASA

Information Technology

Our Information Technology business provides IT support to federal, state and local government agencies. Our customers include the U.S. Social Security Administration, Federal Aviation Administration (FAA), U.S. Environmental Protection Agency (EPA), DoD, Department of Energy (DoE), NASA, and the Departments of Justice and Health and Human Services. We provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance and enterprise solutions. Much of the work we perform is contracted through task order vehicles (indefinite-delivery/indefinite-quantity contracts) or a General Services Administration schedule. In 2005, we were awarded a contract by the FAA for the privatization of automated flight services, one of the largest federal government outsourcing contracts awarded by a non-DoD agency to date.

Defense

Our Defense business provides a wide range of professional, engineering, and technical solutions and services for the DoD, the Department of Homeland Security, the U.S. intelligence community and several foreign governments. We provide solutions for IT-related programs, training and simulation, document management and supply chain management. We perform aircraft and aircraft-engine maintenance, modifications, repair and overhaul. In addition, we manage mission critical infrastructure and systems. We provide operation management, integration and assembly, maintenance, logistics and engineering functions for a wide array of military systems. These include aircrew training, and flight-simulator engineering support and assembly. We install, integrate, upgrade and perform repair services for a variety of aircraft, computer, communications, command and control, radar, target, simulation and surveillance systems. We also provide facility support, field teams, spacecraft transportation, “clean-room”- based satellite processing, launch pad activation, satellite early-orbit test and checkout, satellite mission operations, ground systems development and sustainment, and post-processing information analysis and related ground systems sustainment.

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

In 2005, we received a number of new and follow-on contracts, including awards from the U.S. Navy for flight training support and from the Knolls Atomic Power Laboratory for a five-year extension of that contract. We also unseated a number of incumbents in 2005 by winning contract awards for Information Technology Application Services, C4 Enterprise Solutions, and the Theater Medical Information Program.

NASA

For NASA, we provide engineering, science and information services at several NASA centers across the country. We perform or provide mission operations, flight hardware and payload development and integration, engineering and technical support for life sciences, IT engineering design and support services, and software design, development and process control. This line of business has been decreasing in size. In 2005, we received a follow-on contract from NASA for mission support.

Competition

I&TS competes against other aerospace and defense firms, IT service providers and other service companies. The competitive landscape is highly fragmented with no single company or small group of companies in dominant positions. The principal factors of competition include price, technical and management capability, past performance and, increasingly, the ability to develop and implement complex, integrated solutions to meet the challenges facing government customers across their entire enterprise. On some outsourcing procurements, we may also compete with a government-led bidding entity.

The segment is heavily dependent on both DoD and non-DoD agencies of the U.S. Government as customers. In 2005, U.S. Government customers accounted for approximately 95% of the segment’s total net sales.

Patents

We routinely apply for, and own a substantial number of, U.S. and foreign patents related to the products and services our business segments provide. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Unpatented research, development and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business segments, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. We generally have not experienced difficulty in our ability to obtain raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space Systems programs. Long-term agreements have helped enable a continued supply of aluminum and titanium. Carbon fiber is an important ingredient in the composite material that is used in our Aeronautics programs, such as the F-22 and F-35. Nicalon fiber also is a key material used on the F-22 aircraft. One type of carbon fiber and the nicalon fiber that we use are currently only available from single-source suppliers. Aluminum lithium, which we use to produce the Space Shuttle’s external tank and for F-16 structural components, also is currently only available from limited sources. We have been advised by some suppliers that pricing and the timing of availability of materials in some commodities markets can fluctuate widely. These fluctuations may negatively affect price and the availability of certain materials, including titanium. While we do not anticipate material problems regarding the supply of our raw materials and believe that we have taken appropriate measures to mitigate these variations, if key materials become unavailable or if pricing fluctuates widely in the future, it could delay one or more of our programs, result in increased costs or reduce award fees.

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

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;

•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

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

A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs and products.

Backlog

At December 31, 2005, our total negotiated backlog was $74.8 billion compared with $74.0 billion at the end of 2004. Of our total 2005 year-end backlog, approximately $44.3 billion, or 59%, is not expected to be filled within one year.

These amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). We do not include unexercised options or potential indefinite-delivery/ indefinite-quantity (IDIQ) orders in our backlog. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $35.2 billion at December 31, 2005. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis – “Discussion of Business Segments” on pages 58 through 66 of this Form 10-K.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems and other concept formulation studies, and bid and proposal efforts related to government products and services. These costs are generally allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to cost of sales in 2005, 2004 and 2003, including costs related to bid and proposal efforts, were $1,042 million, $984 million and $1,030 million, respectively. See “Research and development and similar costs” in Note 1 – Significant Accounting Policies on page 88 of this Form 10-K.

Employees

At December 31, 2005, we had approximately 135,000 employees, the majority of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. A majority of our employees possess a security clearance. The demand for workers with security clearances who have specialized engineering, information technology and technical skills within the aerospace, defense and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees. Management considers employee relations to be good.

Approximately one-fifth of our employees are covered by over one hundred separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating successor agreements without any material disruption of operating activities.

Forward-Looking Statements

This Form 10-K contains statements which, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, scheduled, forecast and similar expressions are intended to help identify forward-looking statements.

Statements and assumptions with respect to future revenues, income and cash flows, program performance, the outcome of litigation, environmental remediation cost estimates, and planned dispositions of assets are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in the following section, could affect our forward-looking statements and actual performance.

ITEM 1A.	RISK FACTORS

An investment in our common stock or debt securities involves risks and uncertainties. While we attempt to identify, manage and mitigate risks to our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase our securities.

Reduced funding for defense procurement and research and development programs could adversely affect our ability to grow or maintain our revenues and profitability.

We and other U.S. defense contractors have benefited from an upward trend in overall defense spending in the last few years. The defense investment budget includes funds for weapons procurement and research and development. The Future Years Defense Plan submitted with the President’s budget request for fiscal year 2007 projects a strong commitment to research and development of transformational capabilities across the military services, while reducing quantities of near-term systems compared to previous projections.

Although the ultimate size of future defense budgets remains uncertain, current indications are that the total defense budget and the investment budget as a component of overall defense spending will increase over the next few years. However, DoD programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. While we believe that our programs are a high priority for national defense, there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our revenues and profitability.

Military transformation and planning may affect future procurement priorities and existing programs.

The DoD is committed to a transformation that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve warfighting capabilities. This defense transformation is evidenced by a trend toward smaller, more capable, interoperable and technologically advanced forces. To achieve these capabilities, a change in acquisition is underway toward early deployment of initial program capabilities followed by subsequent incremental improvements, cooperative international development programs and a demonstrated willingness to explore new forms of development, acquisition and support. Along with these trends, new system procurements are being evaluated for the degree to which they support the concept of jointness and interoperability among the services.

We cannot predict whether potential changes in priorities due to defense transformation will afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs. Therefore, it is difficult to accurately assess the impact on our business going forward until more is known, including whether we would have to close existing manufacturing facilities or incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding. See “Management’s Discussion and Analysis – Industry Considerations” on pages 43 through 49 of this report.

We are continuing to invest in business opportunities where we can use our customer knowledge, technical strength and systems integration capabilities to win new business. Whether we are successful in continuing to grow revenues and profits will depend, in large measure, on whether we are able to deliver the best value solutions for our customer.

Our existing U.S. Government contracts are subject to continued appropriations by Congress and may be terminated if future funding is not made available.

We rely heavily upon sales to the U.S. Government including both DoD and non-DoD agencies, obtaining 85% of our revenues from those customers in 2005. Future sales under our existing U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Long-term government contracts and related orders are subject to termination if appropriations for subsequent periods become unavailable.

We provide a wide range of defense, homeland security and information technology products and services to the U.S. Government. While we believe that this diversity makes it less likely that cuts in any specific contract or program will have a long-term impact on us, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. In addition, termination of large programs or multiple contracts affecting a particular business site could require us to evaluate the continued viability of operating that site.

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

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance.

Our business consists of designing, developing and manufacturing advanced defense and technology systems and products. We are often tasked to develop or integrate new technologies that may be untested or unproven. Components of certain of the defense systems and products we develop are explosive and inherently dangerous. Failures of launch vehicles, spacecraft and satellites, missile systems, command and control systems, software applications, air-traffic control systems, train-control systems, homeland security applications, nuclear facilities, and aircraft have the potential to cause loss of life and extensive property damage. We may face liabilities related to the maintenance or servicing of aircraft or other platforms or for training services we supply in the course of our business. In addition, from time-to-time, we have employees deployed on-site at active military installations or locations, or in support of military operations in hostile locations. Although indemnification by the U.S. Government may be available in some instances for our defense businesses, this is not always the case. In some instances where the U.S. Government could provide indemnification under applicable law, it elects not to do so. In addition, U.S. Government indemnification may not be available to cover potential claims or liabilities resulting from a failure of technologies developed and deployed for homeland security purposes.

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

Substantial claims resulting from an accident or other incident in excess of any U.S. Government indemnity and our insurance coverage (or for which indemnity or insurance is not available) could harm our financial condition and operating results. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2005, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

We use estimates in accounting for many of our programs. Changes in our estimates could affect our future financial results.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impacts of efficiency initiatives and cost reduction efforts. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on accounting policies and internal controls we have in place for recognizing sales and profits, see our discussion under Management’s Discussion and Analysis – “Critical Accounting Policies – Contract Accounting/Revenue Recognition” on pages 49 through 52 and “Controls and Procedures” on page 74, and Note 1 – Significant Accounting Policies on pages 84 through 92 of this Form 10-K.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to Generally Accepted Accounting Principles in the United States (GAAP) arise from new and revised standards, interpretations and other guidance issued by the Financial

Accounting Standards Board, the SEC, and others. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position and other financial measures.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect our earnings in future periods.

Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension plans. GAAP requires that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense for the following year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Management’s Discussion and Analysis – “Critical Accounting Policies – Postretirement Benefit Plans” on pages 52 through 54 of this Form 10-K.

International sales and suppliers may pose potentially greater risks.

Our international business may pose greater risks than our domestic business due to the greater potential for changes in foreign economic and political environments. In return, however, these greater risks are often accompanied by the potential to earn higher profits than from our domestic business. Our international business is also highly sensitive to changes in foreign national priorities and government budgets. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

Sales of our products and services internationally are subject to local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings), as well as to varying currency, political and economic risks. Our contracts, however, generally are denominated in U.S. dollars. We also frequently team with international subcontractors and suppliers, and are exposed to similar risks.

In international sales, we face substantial competition from both domestic manufacturers and foreign manufacturers, whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products.

Some international customers require contractors to comply with industrial cooperation regulations and enter into industrial participation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, manufacturing and financial support projects as a condition to obtaining orders or other arrangements. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. See “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis on page 71 of this Form 10-K.

If we fail to manage acquisitions, divestitures and other extraordinary transactions successfully, our financial results, business and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible investments, acquisitions, joint ventures and divestitures. As part of our business strategy, we seek to identify acquisition opportunities to expand or complement our existing products and services, or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions and manage post-closing issues (e.g., integrate acquired companies and employees, realize anticipated operating synergies and improve margins) efficiently and effectively. At the same time, extraordinary transactions require substantial management resources and have the potential to divert our attention from our existing business.

If we are not successful in identifying and closing extraordinary transactions, we may not be able to maintain our competitive leadership position or may be required to expend additional resources to develop capabilities internally in certain segments. In evaluating transactions, we are required to make valuation assumptions and exercise judgment regarding business opportunities and potential liabilities. Our assumptions or judgment may prove to be inaccurate. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost of a particular transaction. Future acquisitions might require that we issue stock or incur indebtedness. This could dilute returns to existing stockholders, or adversely affect our credit rating or future financial performance, if our integration plans are not successful. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. While we believe that we have established appropriate procedures and processes to mitigate many of these risks, there is no assurance that our integration efforts and business acquisition strategy will be successful.

Business disruptions could seriously affect our future revenue and financial condition or increase our costs and expenses.

Our business may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Such disruptions could affect our internal operations or services provided to customers, and could impact our revenue, increase our expenses or adversely affect our reputation or our stock price.

Unforeseen environmental costs could impact our future earnings.

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the EPA or by a state agency.

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

We have incurred and will likely continue to incur liabilities under various state and federal statutes for the cleanup of pollutants previously released into the environment. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are changing cost estimates, continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis on pages 54 through 55 and Note 15-Legal Proceedings, Commitments and Contingencies on pages 113 through 116 of this Form 10-K.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies (including environmental remediation costs) that cannot be predicted with certainty. As required by GAAP in the U.S., we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings on pages 34 through 35 and Note 15 – Legal Proceedings, Commitments and Contingencies on pages 113 through 116 of this Form 10-K.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so could seriously harm us.

Our business has a continuing need to attract large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

Historically, where employees are covered by collective bargaining agreements with various unions, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. This does not assure, however, that we will be successful in our efforts to negotiate renewals of our existing collective bargaining agreements when they expire. If we were unsuccessful in those efforts, there is the potential that we could incur unanticipated delays or expenses in the programs affected by any resulting work stoppages.

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

In addition, general economic conditions and trends, including interest rates, government budgets and inflation, can and do affect our businesses. For a discussion identifying additional risk factors and important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the preceding discussion of Risk Factors on pages 24 through 32, Government Contracts and Regulation on page 22, “Industry Considerations” in Management’s Discussion and Analysis on pages 43 through 49, Note 1 – Significant Accounting Policies on pages 84 through 92, and “Critical Accounting Policies” in Management’s Discussion and Analysis on pages 49 through 55 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2005, we operated in 473 locations (including, offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) throughout the United States and internationally. Of these, we owned 48 locations aggregating approximately 30 million square feet and leased space at 425 locations aggregating approximately 25 million square feet. We also manage or occupy various government-owned facilities. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2005, our business segments had major operations at the following locations:

•	Aeronautics - Palmdale, California; Marietta, Georgia; and Fort Worth, Texas.

•	Electronic Systems - Troy, Alabama; Camden, Arkansas; Orlando and Riviera Beach, Florida; Baltimore and Rockville, Maryland; Marion, Massachusetts; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; Archbald, Pennsylvania; Grand Prairie, Texas; Manassas, Virginia; Kanata, Ontario, Canada; and Ampthill and Havant, United Kingdom.

•	Space Systems - San Diego, Sunnyvale, Palo Alto and Vandenberg Air Force Base, California; Denver, Colorado; Cape Canaveral, Florida; New Orleans, Louisiana; Valley Forge and Newtown, Pennsylvania; and Harlingen, Texas.

•	Integrated Systems & Solutions - Goodyear, Arizona; San Diego, San Jose and Santa Maria, California; Boulder, Colorado Springs and Denver, Colorado; Gaithersburg and Hanover, Maryland; Omaha, Nebraska; Valley Forge, Pennsylvania; Suffolk, Virginia; and the Washington, D.C. metropolitan area.

•	Information & Technology Services - Sunnyvale, California; Colorado Springs, Colorado; Cherry Hill, New Jersey; Albuquerque, New Mexico; Niskayuna, New York; Greenville, South Carolina; Houston and San Antonio, Texas; and the Washington, D.C. metropolitan area.

•	Corporate and other locations - Bethesda, Maryland; other locations within the Washington, D.C. metropolitan area; and Lakeland and Orlando, Florida.

At December 31, 2005, a summary of our floor space by business segment consisted of:

(Square feet in millions)	Leased	Owned	Government Owned	Total
Aeronautics	1.4	4.9	15.0	21.3
Electronic Systems	10.5	10.0	0.2	20.7
Space Systems	2.0	8.8	5.0	15.8
Integrated Systems & Solutions	4.4	2.8	—	7.2
Information & Technology Services	5.3	0.3	6.2	11.8
Corporate & other locations	1.2	3.0	—	4.2

Total	24.8	29.8	26.4	81.0

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty. These matters include the proceedings summarized in Note 15 – Legal Proceedings, Commitments and Contingencies on pages 113 through 116 of this Form 10-K.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Management’s Discussion and Analysis under the caption “Environmental Matters” on pages 54 through 55, and Note 15 – Legal Proceedings, Commitments and Contingencies on pages 113 through 116 of this Form 10-K.

Like many other industrial companies in recent years, we are a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into our premises and certain historical products. We have never mined or produced asbestos and no longer incorporate it in any currently manufactured products. We have been successful in having a substantial number of these claims dismissed without payment. The remaining resolved claims have settled for amounts that are not material individually or in the aggregate. A substantial majority of the asbestos-related claims have been covered by insurance or other forms of indemnity. Based on the information currently available, we do not believe that resolution of these asbestos-related matters will have a material adverse effect on us.

In addition, as previously reported, on July 2, 2004, the New Mexico Environment Department issued three administrative compliance orders to the DoE and Sandia Corporation. Sandia Corporation, a wholly-owned subsidiary of Lockheed Martin, is the management and operating contractor for Sandia National Laboratories pursuant to a contract with DoE, and is the co-operator of the facility. The orders allege violations of regulations under the Resource Conservation and Recovery Act pertaining to matters such as the accumulation of materials for re-use, record-keeping, waste characterization, and other management issues. The order seeks penalties totaling $3.2 million for the alleged violations. Sandia and DoE are contesting the orders. On November 17, 2005, the parties entered into a Stipulated Partial Order resolving approximately half of the alleged violations for a total of approximately $270,000. The other allegations remain unresolved and under discussion.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age at December 31, 2005, positions and offices held with the Corporation, and principal occupation and business experience over the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Robert J. Stevens (54), Chairman, President and Chief Executive Officer

Mr. Stevens has served as Chairman of the Board since April 2005, Chief Executive Officer since August 2004 and President since October 2000. He previously served as Chief Operating Officer from October 2000 to August 2004; Executive Vice President and Chief Financial Officer from October 1999 to February 2001; Vice President of Strategic Development from November 1998 to September 1999; President and Chief Operating Officer, Energy & Environment Sector from January 1998 to June 1999; President, Air Traffic Management Division from June 1996 to January 1998; Executive Vice President and Senior Vice President and Chief Financial Officer of Air Traffic Management from December 1993 to May 1996; and General Manager of Loral Systems Manufacturing Company from 1987 to 1993.

Michael F. Camardo (63), Executive Vice President – Information & Technology Services

Mr. Camardo has served as Executive Vice President – Information & Technology Services since October 1999. He previously served as President, Lockheed Martin Technology Services Sector from March 1995 to September 1999; and President, Martin Marietta Services Group from April 1993 to March 1995.

James B. Comey (45), Senior Vice President and General Counsel

Mr. Comey has served as Senior Vice President and General Counsel since October 2005. He previously served as Deputy Attorney General of the United States to oversee all operations of the Department of Justice from 2003 to 2005; U.S. Attorney for the Southern District of New York from 2002 to 2003; and Managing Assistant U.S. Attorney in charge of the Richmond Division of the U.S. Attorney’s office for the Eastern District of Virginia from 1996 to 2001.

Robert B. Coutts (55), Executive Vice President – Electronic Systems

Mr. Coutts has served as Executive Vice President – Electronic Systems since June 2003. He previously served as Executive Vice President - Systems Integration from October 1999 to May 2003; President and Chief Operating Officer, Electronics Sector from October 1998 to September 1999; President, Lockheed Martin Government Electronics Systems from January 1997 to September 1998; President, Lockheed Martin Aero and Naval Systems from September 1994 to December 1996; and as Vice President, Sourcing for the Martin Marietta Corporation from 1993 to August 1994.

Ralph D. Heath (57), Executive Vice President – Aeronautics

Mr. Heath has served as Executive Vice President – Aeronautics since January 2005. He previously served as Executive Vice President and General Manager of the F-22 Program from November 2002 to December 2004; Chief Operating Officer for Aeronautics from November 1999 to November 2002; and Vice President of Business Development for Lockheed Martin Tactical Aircraft Systems from January 1996 to November 1999.

Christopher E. Kubasik (44), Executive Vice President and Chief Financial Officer

Mr. Kubasik has served as Executive Vice President since August 2004, and as Chief Financial Officer since February 2001. He previously served as Senior Vice President from October 2001 to August 2004; Vice President from February 2001 to September 2001; and Vice President and Controller from November 1999 to August 2001.

G. Thomas Marsh (62), Executive Vice President – Space Systems

Mr. Marsh has served as Executive Vice President – Space Systems since July 2003. He previously served as President of Lockheed Martin Space and Strategic Missiles from January 2003 to June 2003; President of Lockheed Martin Astronautics from June 1999 to January 2003; Executive Vice President, Engineering & Technology for Lockheed Martin Missiles and Space from January 1999 to June 1999; and President, Special Programs for Lockheed Martin from January 1997 to January 1999.

Stanton D. Sloane (55), Executive Vice President – Integrated Systems & Solutions

Mr. Sloane has served as Executive Vice President – Integrated Systems & Solutions since June 2004. He previously served as President, Lockheed Martin Management & Data Systems from April 2003 to May 2004; Executive Vice President, Lockheed Martin Management & Data Systems from January 2000 to March 2003; and Senior Vice President, Lockheed Martin Global Telecommunications from February 1998 to December 1999.

Martin T. Stanislav (41), Vice President and Controller

Mr. Stanislav has served as Vice President and Controller since March 2005. He previously served as Vice President and Controller of Lockheed Martin Aeronautics Company from June 2002 to March 2005; and Vice President of Lockheed Martin Financial Services from April 1999 to June 2002.

Mary Margaret VanDeWeghe (46), Senior Vice President of Finance

Ms. VanDeWeghe has served as Senior Vice President of Finance since February 2006. She previously served as Chief Executive Officer of Forte Consulting from 1997 to 2006, and as Executive in Residence at the Robert H. Smith School of Business at the University of Maryland during the same period. She also held a variety of positions at J.P. Morgan from 1983 to 1996, serving most recently as a Managing Director.

Anthony G. Van Schaick (60), Vice President and Treasurer

Mr. Van Schaick has served as Vice President and Treasurer since October 2002. He previously served as President and Chief Executive Officer, Lockheed Martin Investment Management Company from 1997 to October 2002. He also served as Senior Vice President and Chief Financial Officer, John Wieland Homes, Inc. from 1995 to 1997; Vice President, Group Business Operations, Lockheed Corporation, from 1992 to 1995; and Vice President and Treasurer, Lockheed Corporation, from 1985 to 1992.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At January 31, 2006, we had 42,669 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange, Inc. under the symbol LMT. Information concerning the stock prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid and Market Prices

	Dividends Paid		Market Prices (High-Low)
Quarter	2005	2004	2005	2004
First	$0.25	$0.22	$61.47 – $52.54	$52.19 – $43.10
Second	0.25	0.22	65.46 – 58.28	52.50 – 45.73
Third	0.25	0.22	65.24 – 59.82	56.00 – 51.05
Fourth	0.30	0.25	64.28 – 58.50	61.77 – 52.19

Year	$1.05	$0.91	$65.46 – $52.54	$61.77 – $43.10

Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended December 31, 2005 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
October 2005	569,400	$60.40	569,400	46,158,688
November 2005	3,843,900	59.61	3,843,900	42,314,788
December 2005	421,000	63.23	421,000	41,893,788

(1)	We repurchased a total of 4,834,300 shares of our common stock during the quarter ended December 31, 2005 under a share repurchase program that we announced in October 2002.

(2)	In October 2002, our Board of Directors approved a share repurchase program for the repurchase of up to 23 million shares of our common stock from time-to-time. In February 2004 and September 2005, an additional 20 million shares and 45 million shares, respectively, were authorized for repurchase under the program. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of December 31, 2005, we had repurchased a total of 46,106,212 shares under the program.

In 2005, we did not make any unregistered sales of equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Financial Data - Five Year Summary

(In millions, except per share data and ratios)	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)
OPERATING RESULTS
Net sales	$37,213	$35,526	$31,824	$26,578	$23,990
Cost of sales	34,676	33,558	29,848	24,629	22,447

	2,537	1,968	1,976	1,949	1,543
Other income and expenses, net	449	121	43	(791)	(710)

Operating profit	2,986	2,089	2,019	1,158	833
Interest expense	370	425	487	581	700

Earnings from continuing operations before income taxes	2,616	1,664	1,532	577	133
Income tax expense	791	398	479	44	90

Earnings from continuing operations	1,825	1,266	1,053	533	43
Loss from discontinued operations	—	—	—	(33)	(1,089)

Net earnings (loss)	$1,825	$1,266	$1,053	$500	$(1,046)

EARNINGS (LOSS) PER COMMON SHARE
Basic:
Continuing operations	$4.15	$2.86	$2.36	$1.20	$0.10
Discontinued operations	—	—	—	(0.07)	(2.55)

	$4.15	$2.86	$2.36	$1.13	$(2.45)

Diluted:
Continuing operations	$4.10	$2.83	$2.34	$1.18	$0.10
Discontinued operations	—	—	—	(0.07)	(2.52)

	$4.10	$2.83	$2.34	$1.11	$(2.42)

CASH DIVIDENDS	$1.05	$0.91	$0.58	$0.44	$0.44

CONDENSED BALANCE SHEET DATA
Current assets	$10,529	$8,953	$9,401	$10,626	$10,778
Property, plant and equipment, net	3,924	3,599	3,489	3,258	2,991
Goodwill	8,447	7,892	7,879	7,380	7,371
Purchased intangibles, net	560	672	807	814	939
Other assets	4,284	4,438	4,599	4,901	5,635

Total	$27,744	$25,554	$26,175	$26,979	$27,714

Current maturities of long-term debt	$202	$15	$136	$1,365	$89
Other current liabilities	9,226	8,551	8,757	8,456	9,600
Long-term debt	4,784	5,104	6,072	6,217	7,422
Other postretirement benefit liabilities	1,277	1,236	1,440	1,480	1,565
Other liabilities	4,388	3,627	3,014	3,596	2,595
Stockholders’ equity	7,867	7,021	6,756	5,865	6,443

Total	$27,744	$25,554	$26,175	$26,979	$27,714

COMMON SHARES AT YEAR-END	432	438	446	455	441

RETURN ON INVESTED CAPITAL(f)	14.5%	10.8%	9.6%	6.0%	(3.7)%

CASH FLOW DATA
Cash provided by operating activities	$3,194	$2,924	$1,809	$2,288	$1,825
Cash (used for) provided by investing activities	(499)	(708)	(1,461)	(539)	139
Cash (used for) provided by financing activities	(1,511)	(2,166)	(2,076)	77	(2,557)

NEGOTIATED BACKLOG	$74,825	$73,986	$76,899	$70,385	$71,269

Notes to Five Year Summary

(a)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments (see the section, “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) which, on a combined basis, increased earnings from continuing operations before income taxes by $173 million, $113 million after tax ($0.25 per share).

(b)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments (see the section, “Results of Operations” in MD&A) which, on a combined basis, decreased earnings from continuing operations before income taxes by $215 million, $154 million after tax ($0.34 per share). Also includes a reduction in income tax expense resulting from the closure of an Internal Revenue Service examination of $144 million ($0.32 per share). These items reduced earnings by $10 million after tax ($0.02 per share).

(c)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments (see the section, “Results of Operations” in MD&A) which, on a combined basis, decreased earnings from continuing operations before income taxes by $153 million, $102 million after tax ($0.22 per share).

(d)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments (see the section, “Results of Operations” in MD&A) which, on a combined basis, decreased earnings from continuing operations before income taxes by $1,112 million, $632 million after tax ($1.40 per share). In 2002, the Corporation adopted FAS 142 which prohibits the amortization of goodwill.

(e)	Includes the effects of items not considered in senior management’s assessment of the operating performance of the Corporation’s business segments which, on a combined basis, decreased earnings from continuing operations before income taxes by $973 million, $651 million after tax ($1.50 per share). Also includes a gain from the disposal of a business and charges for the Corporation’s exit from its global telecommunications services business which is included in discontinued operations and which, on a combined basis, increased the net loss by $1 billion ($2.38 per share).

(f)	The Corporation defines return on invested capital (ROIC) as net income plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt), after adjusting stockholders’ equity by adding back the minimum pension liability. The adjustment to add back the minimum pension liability is a revision to our calculation in 2005, which the Corporation believes more closely links ROIC to management performance. Further, the Corporation believes that reporting ROIC provides investors with greater visibility into how effectively Lockheed Martin uses the capital invested in its operations. The Corporation uses ROIC to evaluate multi-year investment decisions and as a long-term performance measure, and also uses ROIC as a factor in evaluating management performance under certain incentive compensation plans. ROIC is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. The following calculations of ROIC reflect the revision to the calculation discussed above for all periods presented.

(In millions)	2005	2004	2003	2002	2001
Net earnings	$1,825	$1,266	$1,053	$500	$(1,046)
Interest expense (multiplied by 65%) [1]	241	276	317	378	455

Return	$2,066	$1,542	$1,370	$878	$(591)

Average debt [2,5]	$5,077	$5,932	$6,612	$7,491	$8,782
Average equity [3,5]	7,590	7,015	6,170	6,853	7,221
Average minimum pension liability [3,4,5]	1,545	1,296	1,504	341	6

Average invested capital	$14,212	$14,243	$14,286	$14,685	$16,009

Return on invested capital	14.5%	10.8%	9.6%	6.0%	(3.7)%

[1]	Represents after-tax interest expense utilizing the federal statutory rate of 35%.

[2]	Debt consists of long-term debt, including current maturities, and short-term borrowings (if any).

[3]	Equity includes non-cash adjustments for other comprehensive losses, primarily for the additional minimum pension liability.

[4]	Minimum pension liability values reflect the cumulative value of entries identified in our Statement of Stockholders Equity under the caption “Minimum pension liability.” The annual minimum pension liability adjustments to equity were: 2001 = ($33 million); 2002 = ($1,537 million); 2003 = $331 million; 2004 = ($285 million); 2005 = ($105 million). As these entries are recorded in the fourth quarter, the value added back to our average equity in a given year is the cumulative impact of all prior year entries plus 20% of the current year entry value.

[5]	Yearly averages are calculated using balances at the start of the year and at the end of each quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Lockheed Martin’s Business

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems, products and services. We mainly serve customers in domestic and international defense, civil agencies, and homeland security. Our sales to agencies of the U.S. Government represented 85% of our sales in 2005. Of the remaining 15% of sales, approximately 13% related to sales to international customers, with the remainder attributable to commercial customers. In 2004 and 2003, sales to agencies of the U.S. Government represented 80% and 78% of our total sales, respectively. Our main areas of focus are in defense, space, intelligence/homeland security, and government information technology.

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

Reports related to the financial statements and internal control over financial reporting (pages 76 through 79) – include the following:

•	A report from management, indicating our responsibility for financial reporting, the financial statements, and the system of internal control over financial reporting and an assessment of the effectiveness of those controls;

•	A report from Ernst & Young LLP, an independent registered public accounting firm, including their opinions on management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting; and

•	A report from Ernst & Young LLP, including their opinion on the fair presentation of our financial statements based on their audits.

Financial statements (pages 80 through 83) – include our consolidated statements of earnings, cash flows and stockholders’ equity for each of the last three years, and our balance sheet as of the end of the last two years. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Notes to the financial statements (pages 84 through 123) – provide insight into and are an integral part of our financial statements. The notes contain explanations of our significant accounting policies, details about certain of the captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to our business segments. The notes to the financial statements also are prepared in accordance with GAAP.

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

Topic	Location(s)
Critical accounting policies: Contract accounting/revenue recognition Postretirement benefit plans Environmental matters Discussion of business segments	Page 49 and page 87 Page 52 and page 106 Page 54, page 86 and page 115 Page 58 and page 116
Liquidity and cash flows	Page 66 and page 82
Capital structure and resources	Page 68, page 81, page 83 and page 102
Legal proceedings, commitments and contingencies	Page 70 and page 113
Stock-based compensation	Page 72, page 89 and page 103

Industry Considerations

Department of Defense Business

Customer requirements for defense and related advanced technology systems for 2006 and beyond will continue to be affected by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war. The war on terrorism has focused greater attention on the security of our homeland and better communication and interoperability between law enforcement, civil government agencies, intelligence agencies and our military services. At the same time, our nation’s overall defense posture continues to move toward a more joint-capabilities-based structure, which creates the ability for a more flexible response with greater force mobility, stronger space capabilities, enhanced missile defense and improved information systems capabilities and security.

The U.S. Department of Defense (DoD) recently completed the Congressionally mandated 2006 Quadrennial Defense Review (QDR). The QDR continues and accelerates the DoD’s prior commitment to a transformation of the military to focus more on the needs of its combatant commanders and to develop portfolios of joint capabilities rather than stove-piped programs. This movement towards horizontally-integrated structures is expected to become an organizing principle for the DoD in making investment decisions for future systems. We formed the Integrated Systems & Solutions business segment in 2003 to help us better focus our integrated solutions capabilities across the Corporation and enhance our ability to serve as a lead partner with the DoD. In 2005, we opened our Center for Innovation, a state-of-the-art facility for modeling and simulating our net-centric solutions for our customers.

The President’s budget proposal for fiscal year 2007 and beyond presents a framework to reduce the federal budget deficit while prosecuting the global war on terrorism. The DoD budget is growing, but at lower levels than in the past few years, in order to continue the modernization and recapitalization that began earlier this decade. The budget for the Department of Homeland Security is increasing, while spending across other non-defense federal agencies is anticipated to decline through 2011. These changes in the President’s budget plan reflect a commitment to a 50% reduction in the federal budget deficit by 2009, and the sentiment expressed by the Federal Reserve that sustained federal deficits could hamper economic growth.

The President’s budget proposal includes $439 billion for the DoD, including $84 billion for procurement of systems and $73 billion for research and development. Transformation of the DoD enterprise and accompanying budget pressures also may create additional opportunities for supply chain logistics, business process management and outsourcing of service functions by the military services, expanding the scope of private sector contracting opportunities at the DoD.

The Fiscal Year 2007-2011 Future Years Defense Plan (FYDP) projects sustained growth in the DoD’s top line budget, rising from $439 billion in 2007 to $502 billion in 2011. These estimates do not include any allowance to fund ongoing military operations in Iraq, Afghanistan and the global war on terrorism, which are expected to be addressed through annual supplemental appropriations as required. The DoD’s continued emphasis on systems modernization is reflected in the proposed growth in the FYDP for Procurement, which is estimated to increase from $84 billion in 2007 to $118 billion in 2011. Research, Development, Test and Engineering (RDT&E) spending will remain roughly the same during this period, ranging from $73 billion in 2007 to $75 billion in 2009, declining then to $71 billion in 2011.

While subject to change in future specific budget submissions and annual appropriation by Congress, these estimates continue the Administration’s long stated intent to modernize the Armed Forces while prosecuting the war on terrorism. The differing trends in Procurement and RDT&E budgets reflect the maturation of programs emerging from RDT&E funding into procurement, such as the F-35 program.

In the past two years, Congress provided for supplemental appropriations to defray costs for Operation Iraqi Freedom and Operation Enduring Freedom in Afghanistan. Approximately $50 billion has already been provided relative to 2006 and another $70 billion has been requested. These supplemental appropriations have enabled the DoD to proceed on critical modernization and acquisition programs, versus using amounts available for those programs to pay for the Iraq and Afghanistan missions. While there is no assurance that additional supplemental appropriations will be approved by Congress, we do not believe that sustained operations in Iraq and Afghanistan will materially impact the procurement and research and development budget in the near term.

We believe that our broad mix of programs and capabilities positions us favorably to support the future needs of the various agencies of the U.S. Government in defense and information technology. Our major programs and capabilities include: missile defense; space intelligence; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR); air mobility aircraft; and air-power projection/precision-strike capability. In terms of size and long-term potential impact, two of our more significant programs are the F-22 Raptor and the F-35 Joint Strike Fighter. The Air Force approved the F-22 for full rate production, declared initial operational capability and rated the F-22 “mission capable” based on successful completion of operational testing. The DoD plans to continue production of the F-22 through 2011 to coincide with the anticipated production of the F-35 to avoid a gap in 5TH Generation fighter stealth and advanced avionics capabilities. While the ultimate number of F-35s to be produced will continue to be subject to debate, the QDR and budget indicate support for the program.

We are also represented in almost every aspect of land, sea, air and space-based missile defense, including the AEGIS Weapon System program, the Medium Extended Air Defense System (MEADS), the Patriot Advanced Capability (PAC-3) missile program, the Terminal High Altitude Area Defense (THAAD) system, and the Multiple Kill Vehicle program. In the areas of space intelligence and information superiority, we have leadership positions on programs such as the TSAT Mission Operations System (TMOS), Mobile User Objective System (MUOS), the Advanced Extremely High Frequency (AEHF) system, and the Space-Based Infrared System-High (SBIRS-H), and in classified programs and battle management command and control capabilities. In airlift, we have the C-130J program and are under contract to upgrade the C-5 strategic airlift aircraft. Many of the aforementioned programs require funding over several budget cycles. There is always an inherent risk that these and other large, highly visible programs which are subject to annual appropriation by Congress could become potential targets for future reductions or elimination of funding to pay for other programs.

We continually explore opportunities to expand into adjacent product lines utilizing our existing advanced technology products and services, and have been successful in doing so through such programs as the Littoral Combat Ship and Marine One U.S. Presidential Helicopter programs. We also are continuing to pursue opportunities to expand our sustainment and logistical support activities to enhance the longevity of the systems procured by our customers. In addition, we have focused our efforts on select acquisitions, cost savings and improving efficiency. Through these activities, we have been able to pass along savings to our customers, mainly the U.S. Government.

Non-Department of Defense Business

We provide products and services to a number of government agencies other than the DoD, including the Departments of Homeland Security, Justice, Commerce, Health and Human Services and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, the National Aeronautics and Space Administration (NASA), the Environmental Protection Agency (EPA) and the Library of Congress. Although our lines of business addressing civil government needs are not dependent on defense budgets, they share many of the same risks as our defense businesses, as well as other risks unique to the particular programs.

For example, although indemnification by the U.S. Government to cover potential claims or liabilities resulting from a failure of technologies developed and deployed may be available in some instances for our defense businesses, U.S. Government indemnification may not be available for homeland security purposes. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We do plan to seek, and in certain cases have obtained, limitation of such potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the “SAFETY Act” provisions of the Homeland Security Act of 2002. In the event we were to provide homeland security-related products and services to a customer without such qualification, we would not be afforded the benefit of the SAFETY Act’s cap on tort liability or U.S. Government indemnification. In addition, our information technology products and services related to Homeland Security may raise potential liabilities associated with privacy issues for which neither indemnification nor SAFETY Act coverage is available. Other risks unique to civil government programs may include development of competing products, technological feasibility and product obsolescence.

We have continued to expand our capabilities in critical intelligence, knowledge management and E-Government solutions for our customers, including the Social Security Administration and the EPA, as well for the DoD. We also provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance and enterprise solutions. Consistent with the President’s agenda, the expected growth in business process outsourcing has been enabled by rule changes for public/private competitions. Such a competition led to the selection in 2005 of Lockheed Martin to operate the Federal Aviation Administration’s Automated Flight Services Station Network. In addition, recent trends continue to indicate an increase in demand by federal and civil government agencies for upgrading and investing in new information technology systems and solutions. As a result, we continue to focus our resources in support of infrastructure modernization that allows for interoperability and communication across agencies.

In addition, the increase in emphasis on homeland security may increase demand for our capabilities in areas such as air traffic management, ports and waterways security, biohazard detection systems for postal equipment, information systems security and other global security systems solutions.

We provide products and services to NASA, including the Space Shuttle program, mainly through our Space Systems and Information & Technology Services business segments. We also have a 50% equity interest in United Space Alliance, LLC which provides ground processing and other operational services to the Space Shuttle program. We expect to compete for NASA programs related to the next generation manned space exploration program.

Non-U.S. defense budgets have generally been flat or declining over the past decade. As a result, consolidation has been occurring in the European aerospace industry, resulting in fewer but larger and more capable competitors.

Space Business

Sales of commercial launch vehicles and satellites continues to be very competitive due mainly to low demand for new satellites as a result of excess capacity in the telecommunications industry. The reduction in demand has resulted in pricing pressures for both launch vehicles and satellites. Despite this environment, we did receive new orders for commercial satellites and launch vehicles in both 2004 and 2005. For a discussion of the results of operations of our Space Systems segment, see the “Discussion of Business Segments” section.

The above factors have impacted orders for the Evolved Expendable Launch Vehicle (EELV or Atlas V), our next generation launch vehicle program in which we have made significant investments over the past few years. The Atlas V is available for both commercial and U.S. Government use. This program has required investment of funds for research and development, start-up and other nonrecurring costs, and launch facilities. Some of these expenditures have been funded under an agreement with the U.S. Government.

We have received a total of 19 launch assignments from the U.S. Government, nine of which are under contract and in backlog. The 19 launch assignments include seven that were reassigned in 2003 from the original EELV competition (referred to as “Buy 1”) as a result of our competitor’s violation of the Procurement Integrity Act. Two of the seven launch reassignments were for West Coast launches and, since then, the Air Force has assigned us four additional West Coast launches. To prepare for these, we upgraded our West Coast launch facilities, which required further investment in the EELV program (see Note 5 to the financial statements). We expect to recover the investment through the pricing of the West Coast launches.

The U.S. Government has been awarding launch missions incrementally as it continues to develop its acquisition strategy for future national missions. The U.S. Government plans to maintain assured access to space to the maximum extent possible and has recognized the need to fund additional EELV infrastructure costs created by the weaker-than-originally-anticipated commercial demand for launch services. We had three Atlas launches in 2005, including our fifth Atlas V commercial launch. As of year-end 2005, the Atlas family of launch vehicles had a record of 77 consecutive successful launches. Commercial orders and prices for the Atlas V launch vehicle to date have been lower than we originally expected during the development phase of the vehicle.

In 2005, we entered into an agreement with Boeing to create a joint venture that would combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. The joint venture, named United Launch Alliance, LLC (ULA), is structured as a 50-50 joint venture and would be accounted for as an equity investment. Under the terms of the joint venture, Atlas and Delta expendable launch vehicles would continue to be available as alternatives on individual launch missions. The agreement also stipulates that, upon closing of the transaction, Lockheed Martin and Boeing will dismiss all claims against each other in the pending civil litigation related to a previous competition for launches under the Air Force EELV program (see Note 15 for a discussion of that litigation).

The closing of the ULA transaction is subject to conditions to closing, including government and regulatory approvals and agreements in the United States and internationally. On August 9, 2005, the European Commission determined that ULA was compatible with European Union merger control regulation. On October 24, 2005, the Federal Trade Commission (FTC) requested additional information from Lockheed Martin and Boeing related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) submitted by the parties. The FTC’s “second request” extends the period that the FTC is permitted to review the transaction under the HSR Act. We currently plan to close the ULA transaction as soon as practicable following satisfaction of all the closing conditions. We do not expect that its formation will have a significant impact on our results of operations or financial position for 2006. If the conditions to closing are not satisfied and the ULA transaction is not consummated by March 31, 2006, either Boeing or Lockheed Martin may terminate the joint venture agreement.

Lockheed-Khrunichev-Energia International, Inc. (LKEI), a joint venture we have with two Russian government-owned space firms, has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. One of the joint venture partners, Khrunichev State Research and Production Space Center (Khrunichev), is the manufacturer of the Proton launch vehicle and provider of the related launch services in Russia. Commercial Atlas and Proton launch services are marketed around the world through International Launch Services (ILS), a joint venture between Lockheed Martin and LKEI. We consolidate the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest. We received four new awards for launches on Proton vehicles in 2005. Contracts for launch services usually require substantial advances from the customer prior to launch. At the end of 2005, $315 million of advances received from customers for Proton launch services not yet provided was included as a liability in our balance sheet in customer advances and amounts in excess of costs incurred.

A sizeable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to our customer. At year-end 2005, payments to Khrunichev included in inventories for launches under contract totaled $190 million. Our ability to recover these advances may be affected by Khrunichev’s ability to provide the launch services, as well as economic conditions and the political environment in Russia. Through the end of 2005, launch services through LKEI and ILS have been provided according to contract terms.

The Corporation has entered into an agreement with RD AMROSS, a joint venture of the Pratt & Whitney division of United Technologies Corporation and the Russian firm NPO Energomash, for the purchase, subject to certain conditions, of RD-180 booster engines for use in the Corporation’s Atlas launch vehicles. Terms of the agreement call for payments to be made to RD AMROSS upon the achievement of certain milestones in the manufacturing process. Payments of $70 million made under this agreement for engines not yet delivered were included in the Corporation’s inventories at December 31, 2005.

As discussed above, commercial satellite sales have continued to experience pricing pressures due to excess capacity. However, in the past two years, we have received six commercial satellite orders and are in active discussions for additional satellite orders. In addition to commercial activity, we also received new orders for government satellites in 2004 and 2005, including those under the MUOS program and certain classified activities.

Other Business Considerations

As a government contractor, we are subject to U.S. Government oversight. The government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and suspended from being able to bid on, or be awarded, new government contracts for a period of time. A conviction could result in debarment for a specific period of time. Similar government oversight exists in most other countries where we conduct business. Although we cannot predict the outcome of these types of investigations and inquiries with certainty, based on current facts, we do not believe that any of the claims, audits or investigations pending against us are likely to have a material adverse effect on our business or our results of operations, cash flows or financial position.

We are exposed to risks associated with U.S. Government contracting, including technological uncertainties, dependence on fewer manufacturing suppliers and obsolescence, as well as Congressional appropriation and allotment of funds each year. Many of our programs involve the development and application of state-of-the-art technologies aimed at achieving challenging goals. As a result, setbacks, delays, cost growth and product failures can occur.

We have entered into various joint venture, teaming and other business arrangements to help support our portfolio of products and services in many of our lines of business. Some of these business arrangements include foreign partners. The conduct of international business introduces other risks into our operations, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries and the potential for unanticipated cost increases resulting from the possible deterioration of political relations.

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

Critical Accounting Policies

Contract Accounting / Revenue Recognition

A large part of our business is derived from long-term contracts for design, development and production activities which we account for consistent with the American Institute of Certified Public Accountants’ (AICPA) audit and accounting guide, Audits of Federal Government

Contractors, and the AICPA’s Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We also enter into contracts to provide other services that are not associated with design, development or production activities. We account for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and other relevant revenue recognition accounting literature. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

Accounting for Design, Development and Production Contracts

Generally, we record long-term, fixed-price design, development and production contracts on a percentage of completion basis using units-of-delivery as the basis to measure progress toward completing the contract and recognizing sales. For example, we use this method of revenue recognition on our C-130J tactical transport aircraft program, Atlas and Proton launch vehicle programs, and Multiple Launch Rocket System program. For certain other long-term, fixed-price development and production contracts that, along with other factors, require us to deliver minimal quantities over a longer period of time or to perform a substantial level of development effort in comparison to the total value of the contract, sales are recorded when we achieve performance milestones or using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales based on the ratio of costs incurred to our estimate of total costs at completion. As examples, we use this methodology for our
F-22 Raptor program and the AEGIS Weapon System program. In some instances, long-term production programs may require a significant level of development and/or a low level of initial production units in their early phases, but will ultimately require delivery of increased quantities in later, full rate production stages. In those cases, the revenue recognition methodology may change from the cost-to-cost method to the units-of-delivery method after considering, among other factors, program and production stability. As we incur costs under cost-reimbursement-type contracts, we record sales. Cost-reimbursement-type contracts include time and materials and other level-of-effort-type contracts. Examples of this type of revenue recognition include the F-35 Joint Strike Fighter system development and demonstration (SDD) program and the THAAD missile defense program. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government (i.e., foreign military sales).

As a general rule, we recognize sales and profits earlier in a production cycle when we use the cost-to-cost and milestone methods of percentage of completion accounting than when we use the units-of-delivery method. In addition, our profits and margins may vary materially depending on the types of long-term contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Incentives and award fees related to performance on design, development and production contracts, which are generally awarded at the discretion of the customer, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Estimates of award fees are based on actual awards and anticipated performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance.

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Assumptions have to be made regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), and the availability and timing of funding from the customer. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies in place to address these as well as other contractual and business arrangements to properly account for long-term contracts.

Products and services provided under long-term design, development and production contracts make up the majority of our business. Therefore, the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit at completion for all design, development and production contracts was higher or lower by 1%, our net earnings would increase or decrease by approximately $190 million. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the current period.

Accounting for Other Services Contracts

Revenue under contracts for services other than those associated with design, development or production activities is generally recognized either as services are performed or when earned, depending on the contract. This methodology is mainly used by our Information & Technology Services segment. Services contracts primarily include operations and maintenance contracts, and outsourcing-type arrangements. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred, except that initial “set-up” costs are capitalized and recognized over the life of the agreement. Operating profit related to such services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Incentives and award fees related to performance on services contracts are recognized when they are fixed and determinable, generally at the date of award.

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the amounts we spend for groundwater treatment and soil remediation related to discontinued operations and sites operated in prior years are allocated to our current operations as general and administrative costs under agreements reached with the U.S. Government.

We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Business segment personnel assess the status of contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel independent from the business segment performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are reviewed for compliance with regulatory standards by our personnel, and are subject to audit by the Defense Contract Audit Agency. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under “Sales and earnings” in Note 1 to the financial statements.

Postretirement Benefit Plans

Most employees are covered by defined benefit pension plans (pension plans), and we provide health care and life insurance benefits to eligible retirees. Our earnings may be negatively or positively impacted by the amount of expense or income we record for our employee benefit plans. This is particularly true with expense or income for pension plans because those calculations are sensitive to changes in several key economic assumptions and workforce demographics. Effective January 1, 2006, new non-union represented employees that we hire are not being covered by defined benefit pension plans, but are eligible to participate in defined contribution plans. We currently plan to offer those employees the ability to participate in our retiree medical plans, but will not subsidize the cost of their participation effective January 1, 2006.

We account for our pension plans using Statement of Financial Accounting Standards (FAS) 87, Employers’ Accounting for Pensions. Those rules require that the amounts we record, including the expense or income for the plans, be computed using actuarial valuations. These valuations include many assumptions, including assumptions we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense or income for the following calendar year are the discount rate, the expected long-term rate of return on plan assets and the rates of increase in future compensation levels.

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

An example of how changes in these assumptions can affect our financial statements occurred in 2005. We reassess our pension plan assumptions each year. Based on our review of interest rates at the end of the year, we lowered our discount rate assumption to 5.625% at December 31, 2005, compared to 5.75% used at the end of 2004. Before the end of 2005, we also performed a study of the rates of increase in future compensation levels. The results of that study indicated that it would be appropriate to reduce that rate from 5.50% to 5.0% at the end of 2005. These changes, together with other factors such as the effects of the actual return on plan assets over the past few years, resulted in our projecting that the amount of pension expense for 2006 will decrease by approximately 15% to 20% as compared to 2005 expense. The primary drivers of this projected decrease were the change in the rate of future compensation increases as well as the growth in plan assets over the past year, including contributions we made to the pension trust. The decrease of 50 basis points in the compensation rate decreased the estimated 2006 expense by approximately $100 million. In addition, the higher asset base at the beginning of 2006 drove a higher expected return on assets for 2006, which was the main component of the remaining decrease in the expense. This decrease was partially offset by an increase of approximately $50 million in the estimated 2006 pension expense, resulting from the 12.5 basis point decrease in the discount rate assumption. The annual review of our pension plan assumptions also affects the pension liability recorded in our balance sheet.

At the end of each of the last few years, we have recorded noncash after-tax adjustments in the stockholders’ equity section of our balance sheet to reflect a minimum pension liability for many of our pension plans. These adjustments were calculated on a plan-by-plan basis, and were determined by comparing the accumulated benefit obligation (ABO) for each plan to the fair value of that plan’s assets. The amount by which the ABO exceeds the fair value of the plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, must be recorded as a minimum pension liability, with a corresponding increase in an intangible asset, if appropriate, and a reduction to stockholders’ equity. In 2005, the minimum pension liability adjustment we recorded reduced stockholders’ equity by $105 million primarily due to minimum pension liabilities associated with nonqualified benefit plans and the changes in assumptions. At the end of 2004, the adjustment reduced stockholders’ equity by $285 million, mainly driven by the change in the discount rate. These adjustments did not impact earnings. The accumulated minimum pension liability balances in stockholders’ equity at the end of 2005 and 2004 were $(1,629) million and $(1,524) million, respectively. The amount of the minimum pension liability is computed at each year-end and could decrease or increase depending on changes in interest rates and other factors.

U.S. Government Cost Accounting Standards (CAS) are a major factor in determining our pension funding requirements and govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government. Funded amounts are recovered over time through the pricing of our products and services on U.S. Government contracts, and therefore are recognized in our net sales. The total funding requirement for pension plans under CAS in 2005 was $498 million. For 2006, we expect our funding requirements under CAS to increase. Also in 2006, funding in addition to the amount calculated under CAS will likely be required under Internal Revenue Code rules. Any additional amounts computed under those rules are considered to be prepayments under the CAS rules, and are recorded on our balance sheet and recovered in future periods. In 2005 and 2004, we made discretionary prepayments of $980 million and $485 million, respectively, to the pension trust. Prepayments reduce the amount of future cash funding that will be required. Accordingly, although our CAS funding requirements are expected to increase over the $498 million required in 2005, we expect our cash contributions to the pension plans to be $100 million to $110 million, primarily reflecting the additional funding required under Internal Revenue Code rules.

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

In response to the public’s concern over the adequacy of pension plan funding, Congress has been drafting legislation to address the amount of annual contributions that companies are required to pay into their pension funds. Both the Senate and the House of Representatives have passed their own versions of a pension funding bill and those bills are expected to go to conference during the latter part of the first quarter of 2006. It is expected that the conference process will produce compromises and changes in the Senate and House bills, and ultimate passage of a bill is uncertain. This uncertainty makes it difficult to quantify the potential impact to our pension funding. Generally, the Senate and House bills, as drafted, would accelerate the required amount of our annual pension plan contributions, which may have a material impact on our cash flows for a few years beginning in 2007. Absent other changes, the subsequent annual funding requirements would be expected to decline in recognition of the accelerated contributions.

Environmental Matters

We are a party to various agreements, proceedings and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the EPA or by a state agency. We record financial statement accruals for environmental matters in the period that it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental matters” in Note 1 to the financial statements). Judgment is required when we develop assumptions and estimate costs expected to be incurred for environmental remediation activities due to, along with other factors, difficulties in assessing the extent of environmental remediation to be performed, complex environmental regulations and remediation technologies, cost allowability issues and agreements between PRPs to share in the cost of remediation as discussed below.

We enter into agreements (e.g., administrative orders, consent decrees) which document the extent and timing of our obligation. We are also involved in remediation activities at environmental sites where formal agreements exist but do not quantify the extent and timing of our obligation. Environmental cleanup activities usually cover several years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, the appropriate technology to be used to accomplish the remediation and continually evolving regulatory environmental standards. We consider these factors in our estimates of the timing and amount of any future costs that may be required for remediation actions. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, we project costs over an appropriate time frame not to exceed 20 years.

Given the level of judgment and estimation which has to occur, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards).

If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site cleanup and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, responsible parties are jointly and severally liable and, therefore, we are potentially liable for the full cost of funding such remediation. In the unlikely event that we were required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the fact that we may recover some of the environmental costs we have incurred through insurance or from other PRPs, which we are required to pursue by agreement and U.S. Government regulation.

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

At the end of 2005, the total amount of liabilities recorded on our balance sheet for environmental matters was $464 million. About 60% of the liability relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability relates to other properties (including current operating facilities and certain facilities operated in prior years) for which our obligation is probable and the financial exposure can be estimated. We have recorded assets totaling $353 million at December 31, 2005 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for U.S. Government businesses. The amount that is expected to be allocated to our commercial businesses has been expensed through cost of sales. Any recoveries we receive from other PRPs or insurance would reduce the allocated amounts included in our future U.S. Government sales and cost of sales.

Acquisition and Divestiture Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this not only internally, through our independent research and development activities, but also through acquisitions. We selectively pursue the acquisition of businesses and investments that complement our current portfolio and allow expansion into adjacent product lines or access to new technologies. We have made a number of such niche acquisitions of businesses during the past several years. Over the last five years, we have completed 10 such acquisitions for an aggregate purchase price of approximately $1.5 billion. Conversely, we may also explore the sale of businesses, investments and surplus real estate. If we were to decide to sell any such businesses or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when the value of the related asset is determined to be impaired.

Acquisitions

In 2005, we completed the purchase of The SYTEX Group, Inc. (SYTEX). The total purchase price, including transaction-related costs, was approximately $480 million. Approximately $380 million of the purchase price was paid in cash at closing, with most of the remainder payable in 2006. The acquisition was accounted for under the purchase method of accounting. Purchase accounting adjustments were recorded by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, and included recording goodwill of $395 million, of which $360 million will be amortized for tax purposes. The acquisition expands the Corporation’s information technology solutions and technical support services businesses with the DoD and other federal agencies. The operations of SYTEX are included in the Information & Technology Services business segment.

In 2005, we also completed the acquisitions of STASYS Limited, a U.K.-based technology and consulting firm specializing in network communications and defense interoperability; INSYS Group Limited, a U.K.-based diversified supplier of military communications systems, weapons systems and advanced analysis services; and Coherent Technologies, Inc., a U.S.-based supplier of high-performance, laser-based remote sensing systems. The aggregate cash purchase price for these three acquisitions was $180 million. Purchase accounting adjustments included recording combined goodwill of $164 million. These acquisitions were not material to our consolidated results of operations for 2005. In January 2006, we acquired Aspen Systems Corporation, a U.S.-based company that provides a range of business process and technology solutions primarily to civil agencies of the U.S. Government. This acquisition is not expected to have a material impact on consolidated results of operations, financial position or cash flows.

Divestitures

During 2005 and 2004, we continued to execute the strategy to monetize certain of our equity investments, as follows:

In January 2005, we completed the sale of our 25% interest in Intelsat, Ltd. to a private equity firm for $18.75 per share, or $752 million in total proceeds. The transaction resulted in the recording of a gain, net of state income taxes, of $47 million in other income and expenses, and an increase in net earnings of $31 million ($0.07 per share).

In June 2005, Inmarsat plc (Inmarsat), a company in which we held a 14% interest, completed an initial public offering (IPO) of 150 million of its ordinary shares on the London Stock Exchange. The IPO had the effect of diluting our ownership to 8.9% and was the primary driver for our recognition of a $42 million deferred gain that was recorded in 2003 related to this investment. In October 2005, we sold approximately 16 million of our Inmarsat shares for $89 million, further reducing our ownership percentage to 5.3%. These transactions resulted in the recording of gains, net of state income taxes, totaling $126 million in other income and expenses, and an increase in net earnings of $82 million ($0.18 per share). At December 31, 2005, we held 24 million shares of Inmarsat with a total market value of $146 million. In January 2006, we sold an additional 12 million shares of Inmarsat for $75 million. The gain is expected to increase 2006 net earnings by $47 million ($0.11 per share).

In the fourth quarter of 2005, we completed the sale of our interest in NeuStar, Inc. The transaction resulted in the recording of a gain, net of state income taxes, of $30 million in other income and expenses, and an increase in net earnings of $19 million ($0.04 per share).

In November 2004, a private equity firm purchased the outstanding shares of New Skies Satellites, N.V. (New Skies). We sold our shares for $148 million. The transaction resulted in the recording of a gain, net of state income taxes, of $91 million in other income and expenses, and an increase in net earnings of $59 million ($0.13 per share). The carrying value of our investment in New Skies was marked to market through other comprehensive income prior to the sale.

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

Net Sales

(In billions)

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows, describes the contributions of each of our business segments to our consolidated sales and operating profit for 2005, 2004 and 2003. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. As mentioned previously, most of our services revenues are generated in our Information & Technology Services segment.

For 2005, net sales were $37.2 billion, a 5% increase over 2004 sales. Sales for 2004 were $35.5 billion, an increase of 12% compared to 2003. Sales, as compared to the prior year, increased in all segments except Aeronautics in 2005, where there was a slight decline due to an anticipated reduction in combat aircraft deliveries. The U.S. Government is our largest customer, accounting for about 85% of our sales for 2005, compared to 80% in 2004 and 78% in 2003.

Other income and expense, net was $449 million for 2005 compared to $121 million in 2004. This was due to an increase in investment income, gains from the sale of investments (primarily Intelsat and Inmarsat) and charges in 2004 for the early retirement of debt. Other income and expenses, net increased $78 million from 2003 to 2004 due to gains from the sale of the COMSAT General business and the investment in New Skies.

Our operating profit for 2005 was $3.0 billion, an increase of 43% compared to 2004. Our operating profit for 2004 was $2.1 billion, an increase of 3% compared to 2003.

Interest expense for 2005 was $370 million, $55 million lower than in 2004. Interest expense for 2004 was $425 million, $62 million lower than the amount for 2003. The decrease in interest expense was due to reductions in our debt outstanding.

Our effective tax rates were 30.2% for 2005, 23.9% for 2004, and 31.3% for 2003. For each of the three years, our tax rate was reduced from the statutory rate by the tax benefits related to export sales and tax deductible dividends. For 2005, our tax rate was reduced by the new tax deduction for sales of products manufactured in the U.S. For 2004, our tax rate reflected a $144 million reduction in our income tax expense primarily resulting from the closure of an Internal Revenue Service (IRS) examination.

Net earnings increased as compared to the prior year for the fourth straight year. We reported net earnings of $1.8 billion ($4.10 per share) in 2005, compared to net earnings of $1.3 billion ($2.83 per share) in 2004 and earnings of $1.1 billion ($2.34 per share) in 2003.

Discussion of Business Segments

We operate in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS).

In the Aeronautics business segment, sales have leveled compared to the growth that had been experienced the last few years. This is largely due to lower sales on Combat Aircraft programs driven by declines in F-16 volume, completion of initial ramp-up activities associated with F-35 development and F-22 production, and the completion of the F-22 Engineering and Manufacturing Development (EMD) phase of the program. The number of F-16 deliveries is expected to continue to decline over the next few years; however, with the Greek Government’s contract authorization for 30 aircraft, firm production is currently planned through 2009. During 2005, 23 F-22s were delivered and the program achieved initial operational capability, indicating its readiness for service. The Lot 5 contract for the production of 24 aircraft is expected to continue production of the F-22 into 2008, and we received advanced procurement contracts for production of Lots 6 and 7 associated with long lead activities. The initial F-35 test aircraft is being readied for its first flight and significant progress is being made on the carrier-based and short takeoff variants as well. Activity on the C-130J program included 15 aircraft deliveries in 2005. Through 2005, we have delivered 16 of the 60 aircraft under the multi-year award, and production and delivery of the remaining multi-year aircraft are expected to continue into 2009.

The Electronic Systems business segment has a broad portfolio of products and services. Many of its activities involve a combination of both development and production contracts with varying delivery schedules. This business segment has continued to expand its core competencies as a leading systems integrator, as demonstrated with its role as the prime contractor on the Presidential Helicopter and Littoral Combat Ship programs.

The Space Systems business segment is a key supplier of space solutions, primarily to our U.S. Government customers. Growth will depend on our government satellite business and our ability to capture market share. The commercial satellite and launch vehicle industries continue to be very competitive, with resulting pricing pressures. During 2005, the final Titan IV was launched and we now plan to continue to provide launch services to our U.S. Government customers with our Atlas V vehicle through the EELV program.

The IS&S and I&TS business segments continue to focus their capabilities in providing information technology services to defense, intelligence and other government customers. We expect continued strong growth in providing information technology solutions to government agencies.

In the following table of financial data, total operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Net unallocated Corporate expense” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for certain stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities.

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

This table shows net sales and operating profit of the business segments and reconciles to the consolidated total.

(In millions)	2005	2004	2003
Net Sales
Aeronautics	$11,672	$11,785	$10,206
Electronic Systems	10,580	9,729	8,996
Space Systems	6,820	6,359	6,024
Integrated Systems & Solutions	4,131	3,851	3,422
Information & Technology Services	4,010	3,802	3,176

	$37,213	$35,526	$31,824

Operating profit
Aeronautics	$994	$899	$690
Electronic Systems	1,113	969	858
Space Systems	609	489	403
Integrated Systems & Solutions	365	334	291
Information & Technology Services	351	285	226

Total business segments	3,432	2,976	2,468
Net unallocated Corporate expense	(446)	(887)	(449)

	$2,986	$2,089	$2,019

The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was approximately $75 billion and $74 billion at December 31, 2005 and 2004, respectively. This amount included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite-quantity (IDIQ) contracts. Funded backlog was approximately $35 billion at December 31, 2005.

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

Segment Operating Profit

(In millions)

Aeronautics

Aeronautics’ operating results included the following:

(In millions)	2005	2004	2003
Net sales	$11,672	$11,785	$10,206
Operating profit	994	899	690
Backlog at year-end	29,580	30,489	37,580

Net sales for Aeronautics decreased by $113 million, or 1%, in 2005 compared to 2004. The decrease was mainly due to anticipated declines in Combat Aircraft, which were partially offset by growth in Air Mobility. Combat Aircraft sales decreased by $480 million for the year primarily due to declines in F-16 volume, which more than offset higher F-35 and F-22 volume. The sales growth in Air Mobility was due to additional C-130J deliveries (15 in 2005 compared to 13 in 2004) and higher volume on other Air Mobility programs.

Net sales for Aeronautics increased by 15% in 2004 compared to 2003. The majority of the increase in sales, $1.5 billion, was due to higher volume on the F-35, F-16 and F-22 Combat Aircraft programs. In 2004, 83 F-16s were delivered, 21 more than in 2003. The remaining increase in sales was mainly due to higher C-5 activities in Air Mobility. There were 13 C-130J deliveries in 2004 compared to 15 deliveries in 2003.

Operating profit for the segment increased by 11% in 2005 compared to 2004. The increase was due to higher Air Mobility operating profit that exceeded a decline in Combat Aircraft operating profit. Air Mobility operating profit increased $100 million mainly due to improved performance and increased deliveries on the C-130J program. Combat Aircraft operating profit declined due to decreased F-16 deliveries (69 in 2005 compared to 83 in 2004) and reduced earnings on the F-35 development program, which more than offset increased volume and improved performance on the F-22 program.

Operating profit for the segment increased by 30% in 2004 compared to 2003. Combat Aircraft operating profit increased $95 million primarily as a result of higher sales volume on the programs discussed above and improved performance on the F-22 program. The remaining increase was primarily attributable to $85 million in operating profit recognized on the C-130Js delivered in 2004. The Corporation began recognizing profits on C-130J deliveries in 2004 upon resolution of certain technical aircraft performance risks, manufacturing performance improvements and the achievement of stable production as a result of securing a multi-year contract in 2003.

Backlog decreased in 2005 as compared to 2004 primarily as a result of sales volume on the F-35 and F-16 programs as well as deliveries of C-130J aircraft.

Electronic Systems

Electronic Systems’ operating results included the following:

(In millions)	2005	2004	2003
Net sales	$10,580	$9,729	$8,996
Operating profit	1,113	969	858
Backlog at year-end	19,932	18,239	17,339

Net sales for Electronic Systems increased 9% in 2005 as compared to 2004. Higher volume in tactical and surface systems programs contributed to increased sales of $495 million at Maritime Systems & Sensors (MS2). Platform, Training & Transportation Solutions (PT&TS) sales increased $310 million primarily due to platform integration activities. Air defense and fire control programs contributed to increased sales of $40 million at Missiles & Fire Control (M&FC).

Net sales for Electronic Systems increased 8% in 2004 as compared to 2003. The increase in sales was due to higher volume in MS2 and M&FC. Higher volume on surface systems programs accounted for most of MS2’s sales growth of $450 million. M&FC’s sales increased $265 million, primarily due to higher volume on fire control and tactical missile programs.

Operating profit for the segment increased by 15% in 2005 compared to 2004. Operating profit increased by $80 million at M&FC mainly due to improved performance on fire control and air defense programs. Performance on surface systems programs contributed to an increase in operating profit of $50 million at MS2. PT&TS operating profit increased $10 million primarily due to improved performance on simulation and training programs.

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

The increase in backlog during 2005 over 2004 resulted from increased orders on development programs.

Space Systems

Space Systems’ operating results included the following:

(In millions)	2005	2004	2003
Net sales	$6,820	$6,359	$6,024
Operating profit	609	489	403
Backlog at year-end	15,925	16,112	12,813

Net sales for Space Systems increased by 7% in 2005 compared to 2004. During the year, sales growth in Satellites and Strategic & Defensive Missile Systems (S&DMS) offset declines in Launch Services. The $410 million increase in Satellites sales was due to higher volume on government satellite programs that more than offset declines in commercial satellite activities. There were no commercial satellite deliveries in 2005, compared to four in 2004. Increased sales of $235 million in S&DMS were attributable to the fleet ballistic missile and missile defense programs. The $180 million decrease in Launch Services’ sales was mainly due to having three Atlas launches in 2005 compared to six in 2004.

Net sales for Space Systems increased by 6% in 2004 compared to 2003, as increases in Satellites of $320 million and S&DMS of $75 million more than offset a $55 million decrease in Launch Services. The increase in Satellites was due to increased volume on government satellite programs and one additional commercial satellite delivery in 2004. In S&DMS, the increase was primarily attributable to fleet ballistic missile programs. The lower volume in Launch Services was mainly due to a decline in the Titan launch vehicle program, which more than offset increases in both Atlas launches (six in 2004 compared to five in 2003) and Proton launches (four in 2004 compared to two in 2003).

Operating profit for the segment increased 25% in 2005 compared to 2004. Operating profit increased in Launch Services, S&DMS and Satellites. In Launch Services, the $60 million increase in operating profit was primarily attributable to improved performance on the Atlas vehicle program. Satellites’ operating profit increased $35 million due to the higher volume and improved performance on government satellite programs, which more than offset the decreased operating profit due to the decline in commercial satellite deliveries. The $20 million increase in S&DMS was attributable to higher volume on fleet ballistic missile and missile defense programs.

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

The decrease in backlog during 2005 as compared to 2004 was mainly due to sales related to government satellite programs.

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

(In millions)	2005	2004	2003
Net sales	$4,131	$3,851	$3,422
Operating profit	365	334	291
Backlog at year-end	3,974	4,586	4,350

Net sales for IS&S increased by 7% in 2005 as compared to 2004 and by 13% in 2004 as compared to 2003. For both comparative periods, the sales increases were primarily attributable to a higher volume of intelligence, defense and information assurance activities.

Operating profit for the segment increased 9% in 2005 as compared to 2004 and by 15% in 2004 as compared to 2003. The increases in operating profit for both comparative periods were primarily attributable to higher volume and performance improvements on the activities described above.

The decrease in backlog during 2005 compared to 2004 was due to the U.S. Army’s termination for convenience of the Aerial Common Sensor contract.

Information & Technology Services

Information & Technology Services’ operating results included the following:

(In millions)	2005	2004	2003
Net sales	$4,010	$3,802	$3,176
Operating profit	351	285	226
Backlog at year-end	5,414	4,560	4,817

Net sales for I&TS increased by 5% in 2005 as compared to 2004. The increase in sales was primarily attributable to higher volumes of $460 million in Information Technology and Defense Services, which more than offset a sales decline of $250 million in NASA programs.

Information Technology’s sales increase includes the impact of organic growth and the purchase of SYTEX in March 2005.

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

Operating profit for the segment increased by 23% in 2005 as compared to 2004. The operating profit increase was mainly due to higher volume and improved performance in Information Technology and Defense Services.

Operating profit for the segment increased by 26% in 2004 as compared to 2003. The operating profit increase was mainly due to Information Technology volume and program performance.

The increase in backlog was attributable to growth in our Information Technology line of business.

Unallocated Corporate (Expense) Income, Net

The following table shows the components of net unallocated Corporate (expense) income.

(In millions)	2005	2004	2003
FAS/CAS pension adjustment	$(626)	$(595)	$(300)
Items not considered in segment operating performance	173	(215)	(153)
Other, net	7	(77)	4

	$(446)	$(887)	$(449)

The FAS/CAS pension adjustment represents the difference between pension costs calculated and funded in accordance with CAS and pension expense determined in accordance with FAS 87. That difference is not included in segment operating results and therefore is a reconciling item between operating profit from the business segments and consolidated operating profit. The CAS funding amount is allocated among the business segments and is included as an expense item in the segments’ cost of goods sold. A majority of the cost is also passed along to our customers through contract pricing, and is consequently included in the segments’ sales.

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS (expense) income, and the resulting FAS/CAS pension adjustment:

(In millions)	2005	2004	2003
FAS 87 expense	$(1,124)	$(884)	$(484)
Less: CAS expense and funding	(498)	(289)	(184)

FAS/CAS pension adjustment – expense	$(626)	$(595)	$(300)

As disclosed in Note 13 to the financial statements, FAS 87 expense increased primarily due to higher recognized net actuarial losses and higher service cost in 2005, and due to a lower expected return on plan assets in addition to these other two factors in 2004.

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach promulgated by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as other Corporate activities such as charges recorded related to the early repayment of debt, are not considered by management in evaluating the operating performance of business segments. Therefore, for purposes of segment reporting, the following items were included in “Unallocated Corporate (expense) income, net” for 2005, 2004 and 2003:

(In millions, except per share data)	Operating Profit (Loss)	Net Earnings (Loss)	Earnings (Loss) Per Share
Year ended December 31, 2005
Gains related to Inmarsat transactions	$126	$82	$0.18
Gain on sale of interest in Intelsat	47	31	0.07
Gain on sale of interest in NeuStar	30	19	0.04
Impairment charge related to a satellite	(30)	(19)	(0.04)

	$173	$113	$0.25

Year ended December 31, 2004
Charge for Pit 9 litigation	$(180)	$(117)	$(0.26)
Charge for early retirement of debt	(154)	(100)	(0.22)
Gain on sale of interest in New Skies	91	59	0.13
Gain on sale of COMSAT General business	28	4	0.01
Benefit from closure of an IRS examination	—	144	0.32

	$(215)	$(10)	$(0.02)

Year ended December 31, 2003
Charge for early retirement of debt	$(146)	$(96)	$(0.21)
Charge related to exit from the commercial mail sorting business	(41)	(27)	(0.06)
Gain on partial reversal of Space Imaging charge	19	13	0.03
Gain on sale of the commercial IT business	15	8	0.02

	$(153)	$(102)	$(0.22)

The increase in the “Other, net” component of unallocated Corporate (expense) income, net of $84 million from 2004 to 2005 was primarily due to higher interest income due to a larger invested cash balance and higher interest rates in 2005. The decrease of $81 million from 2003 to 2004 was primarily due to lower earnings on our equity investments in 2004.

Liquidity and Cash Flows

We have a balanced cash deployment and disciplined growth strategy to enhance our businesses, increase shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business (e.g., capital expenditures, independent research and development), repurchased shares, increased our dividends, opportunistically reduced our debt and made select acquisitions of businesses. The following provides an overview of our execution of this strategy.

Net Cash Provided By Operating

Activities

(In millions)

Operating Activities

Net cash provided by operating activities increased by $270 million to $3.2 billion in 2005 as compared to 2004 after having increased by $1.1 billion to $2.9 billion in 2004 as compared to 2003. In 2005, the increase was primarily attributable to an increase in net earnings of $559 million as compared to 2004, which more than offset a $386 million reduction in working capital improvements between the years. In 2004, the increase was attributable to an increase in net earnings of $213 million, and also to an increase in working capital improvements of $799 million compared to 2003. The remaining increase in cash between the periods was due to the timing of income tax payments and various other operating activities. The focus on improving our cash management processes continues to contribute to the aggregate reduction in operating working capital accounts (receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred), including an aggregate reduction of $106 million in 2005 as compared to a reduction of $492 million in 2004. Although we will continue to focus on management of operating working capital accounts, we do not expect the rate of improvements we have experienced in prior periods to continue.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $865 million in 2005, $769 million in 2004 and $687 million in 2003. We expect our capital expenditures to increase over the next two years consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our financial targets and disciplined growth strategy. We have focused on government information technology providers, systems integrators and complementary technologies. We paid $564 million for four businesses in 2005, $91 million for two businesses in 2004 and $645 million for two businesses in 2003.

During 2005, we received proceeds of $935 million from the divestiture of non-core equity investments. The proceeds included $752 million from the sale of our investment in Intelsat, Ltd., $140 million from the sale of Inmarsat shares and the redemption of certain Inmarsat equity-related investments, and $33 million from the sale of our NeuStar investment.

During 2004, New Skies Satellites, N.V. was sold to a private equity firm. Our portion of the proceeds was $148 million, $140 million of which was received in 2004. Also during 2004, we received cash from Inmarsat Group Holdings, Ltd. amounting to $50 million which reduced the amount of our investment. In 2003, Inmarsat Ventures, Ltd. was acquired by a consortium of private equity firms in a leveraged buyout transaction. In exchange for our interest, we received cash of $114 million and retained an ownership interest in the new Inmarsat holding company, Inmarsat Group Holdings, Ltd., valued at $96 million. Also in 2003, we paid $130 million related to our guarantee of Space Imaging, LLC’s borrowings under its credit facility.

Financing Activities

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. In 2005, we used $133 million of cash for the early retirement and scheduled repayment of long-term debt. In 2004, we used $1.1 billion of cash for the early retirement and scheduled repayment of long-term debt. Of that amount, $951 million related to the early retirement of debt through tender offers for which we incurred $163 million of associated costs. In 2003, we issued $1.0 billion of floating rate convertible senior debentures that bear interest at three-month LIBOR less 25 basis points, reset quarterly. We used the proceeds of that issuance, along with cash from operations, to repay $2.2 billion of debt in advance of its maturity and retire other high cost debt. We used $175 million of cash for debt issuance and repayment costs to complete those transactions in 2003.

Share repurchases and dividends –We also used cash in each of the last three years for common share repurchase activity as follows: $1,222 million for 19.7 million common shares in 2005, of which $1,211 million for 19.5 million of those common shares, as well as $99 million for 1.8 million common shares purchased in 2004, was settled during the year; $772 million for 14.7 million common shares in 2004, of which $673 million for 12.9 million common shares was settled during the year; and $482 million in 2003 for 10.7 million common shares. These purchases were made under a share repurchase program in place for the repurchase of up to 88 million shares of our common stock from time-to-time at management’s discretion, including 45 million shares that were authorized for repurchase under the program in September 2005. As of December 31, 2005, we had repurchased a total of 46.1 million shares under the program, and there remained approximately 41.9 million shares that may be repurchased in the future.

The payment of dividends on our common shares is one of the key components of our balanced cash deployment strategy. Shareholders were paid cash dividends of $462 million in 2005, $405 million in 2004 and $261 million in 2003. We have increased our quarterly dividend rate in each of the last three years. We paid a quarterly dividend of $0.25 per share during each of the first three quarters of 2005 and $0.30 per share for the last quarter of 2005. We paid a quarterly dividend of $0.22 per share during each of the first three quarters of 2004 and $0.25 per share for the last quarter of 2004. In 2003, we paid quarterly dividends of $0.12 per share during each of the first three quarters of the year and $0.22 per share for the last quarter of 2003.

Capital Structure and Resources

At December 31, 2005 our total long-term debt amounted to $5.0 billion. Our long-term debt is almost entirely in the form of publicly issued notes and debentures. The majority of our long-term debt bears interest at fixed rates; however, $1.0 billion of convertible debentures issued in 2003 have a floating interest rate based on LIBOR. In 2005, we repaid $133 million of long-term debt, including scheduled and early debt repayments. Through our repayment activities, our long-term debt balance has declined over the last five years from $9.9 billion at December 31, 2000. We improved our debt-to-total capitalization ratio from 58% at December 31, 2000 to 39% at December 31, 2005.

Debt-To-Total Capital Ratio

Our stockholders’ equity amounted to $7.9 billion at December 31, 2005, an increase of $846 million from December 31, 2004. The increase came from net earnings and stock plan activities partially offset by our share repurchases and payment of dividends.

Return on invested capital (ROIC) improved by 370 basis points during 2005 to 14.5%. We define ROIC as net income plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt), after adjusting stockholder’s equity by adding back our minimum pension liability balance. We believe that reporting ROIC provides investors with greater visibility into how effectively Lockheed Martin uses the capital invested in its operations. We use ROIC to evaluate multi-year investment decisions and as a long-term performance measure. We also use ROIC as a factor in evaluating management performance under certain of our incentive compensation plans. The adjustment to add back the minimum pension liability is a revision to our calculation in 2005 which we believe more closely links ROIC to management performance.

ROIC is not a measure of financial performance under generally accepted accounting principles in the U.S., and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. See Note (f) to the Consolidated Financial Data – Five Year Summary on page 41 of this Form 10-K for additional information concerning how we calculate ROIC. That information reflects the revision to the calculation as discussed in the preceding paragraph for all periods presented.

Revised Return On Invested

Capital Ratio(1)

(1)	Calculation was revised in 2005. See Note (f) to the Consolidated Financial Summary – Five Year Summary on page 41 for additional information on the calculation.

At December 31, 2005, we had in place a $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility at December 31, 2005. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio. We cancelled our $500 million 364-day credit facility on June 17, 2005.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2005. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2005, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle other long-term liabilities. Capital lease obligations were negligible. Payments due under these long-term obligations and commitments are as follows:

	Payments Due By Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (a)	$4,986	$202	$136	$248	$4,400
Operating lease obligations	1,157	261	386	262	248
Purchase obligations
Operating activities	23,566	11,001	7,880	2,752	1,933
Capital expenditures	462	344	118	—	—
Other long-term liabilities	1,289	213	256	169	651

Total contractual cash obligations	$31,460	$12,021	$8,776	$3,431	$7,232

(a)	Long-term debt includes scheduled principal payments only.

Generally, our long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets.

Purchase obligations related to operating activities include agreements and requirements contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to sub-contractors and outsourcing arrangements. Total purchase obligations in the preceding table include approximately $22 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. However, the U.S. Government would generally be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” pursuant to FAR. For example, if we had commitments to purchase goods and services that were entered into as a result of a specific contract we received from our U.S. Government customer and the customer terminated the contract for convenience, any amounts we would be required to pay to settle the related commitments, as well as amounts previously incurred, would generally be reimbursed by the customer. This would also be true in cases where we perform sub-contract work for a prime contractor under a U.S. Government contract. The termination for convenience language may also be included in contracts with foreign, state and local governments. In addition, we have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Total purchase obligations in the preceding table related to capital expenditures generally include amounts for facilities and equipment at various of our locations, related to customer contracts.

Amounts related to “Other long-term liabilities” in the preceding table represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2005. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans and environmental liabilities. Obligations related to environmental liabilities represent our estimate of remediation payment obligations under government consent decrees and agreements, excluding amounts reimbursed by the U.S. Government in its capacity as a potentially responsible party under an agreement entered into in 2000.

We also may enter into industrial participation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, and building or leasing facilities for in-country operations. We do not commit to offset agreements until orders for our products or services are definitive. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. No such penalties have been incurred during the last five years. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and generally require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2005, we had outstanding offset agreements totaling $8.4 billion, primarily related to our Aeronautics segment, that extend through 2015. To the extent we have entered into purchase obligations at December 31, 2005 that also satisfy offset agreements, those amounts are included in the preceding table.

We have entered into standby letter of credit agreements and other arrangements with financial institutions and customers mainly relating to advances received from customers and/or the guarantee of future performance on some of our contracts. At December 31, 2005, we had outstanding letters of credit, surety bonds and guarantees, as follows:

	Commitment Expiration By Period
(In millions)	Total Commitment	Less Than 1 Year (a)	1-3 Years(a)	3-5 Years	After 5 Years
Standby letters of credit	$2,630	$2,425	$171	$18	$16
Surety bonds	434	79	352	3	—
Guarantees	2	1	1	—	—

Total commitments	$3,066	$2,505	$524	$21	$16

(a)	Approximately $2,262 million and $49 million of standby letters of credit in the “Less Than 1 Year” and “1-3 Year” periods, respectively, and approximately $38 million of surety bonds in the “Less Than 1 Year” period, are expected to renew for additional periods until completion of the contractual obligation.

Included in the table above is approximately $200 million representing letter of credit and surety bond amounts for which related obligations or liabilities are also recorded in the balance sheet, either as reductions of inventories, as customer advances and amounts in excess of costs incurred, or as other liabilities. Approximately $2 billion of the standby letters of credit in the table above were to secure advance payments received under an F-16 contract from an international customer. These letters of credit are available for draw down in the event of our nonperformance, and the amount available will be reduced as certain events occur throughout the period of performance in accordance with the contract terms. Similar to the letters of credit for the F-16 contract, other letters of credit and surety bonds are available for draw down in the event of our nonperformance.

At December 31, 2005, we had no material off-balance sheet arrangements as those arrangements are defined by the Securities and Exchange Commission (SEC).

Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating rate long-term debt. If interest rates were to change by plus or minus 1%, interest expense would increase or decrease by approximately $10 million related to our floating rate debt. The estimated fair values of the Corporation’s long-term debt instruments at December 31, 2005 aggregated approximately $6.2 billion, compared with a carrying amount of approximately $5.0 billion. The majority of our long-term debt obligations are not callable until maturity. We have used interest rate swaps in the past to manage our exposure to fixed and variable interest rates; however, at year-end 2005, we had no such agreements in place.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At December 31, 2005, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS 123(R), Share-Based Payments, which will impact our net earnings and earnings per share and change the classification of certain elements of the statement of cash flows. FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related excess tax benefit received upon exercise of the options, if any, in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. We currently use the Black-Scholes model to compute the fair value of our stock options in connection with our disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant (see Note 1 to the financial statements).

We adopted FAS 123(R), and related SEC rules included in SAB No. 107, on a modified prospective basis effective January 1, 2006. We will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption. The Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan provides for the grant of various types of stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock and stock units. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation, including consideration of the impact of the expensing of stock option awards on our results of operations subsequent to the adoption of FAS 123(R). Based on current analyses and information, we expect that the combination of expensing stock options upon adoption of FAS 123(R) in 2006 and grants of restricted stock units will result in additional expense, net of state income tax benefits, totaling approximately $100 million (or a reduction in net earnings per share of $0.15) on a full year basis.

We also adopted FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, in the fourth quarter of 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FAS 143, Accounting for Asset Retirement Obligations, and requires that a liability and a corresponding increase in the value of the underlying asset be recorded, and depreciation on the increased asset value be expensed, if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. An example of a condition giving rise to an asset retirement obligation is the presence of embedded asbestos, radiation sources or other regulated materials in buildings or equipment. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a significant impact on our financial position or results of operations. This is primarily due to the fact that the fair values of the majority of our asset retirement obligations could not be reasonably estimated because they had indeterminate settlement dates, since the range of time over which we may settle the obligations is unknown and could not be estimated. Consistent with the provisions of FIN 47, each obligation will be recorded at the time the settlement date is no longer indeterminate and the obligation can be reasonably estimated.

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, we estimated a projected reduction in our accumulated postretirement benefit obligation as of December 31, 2004 of $295 million from the effects of the new law. This obligation will be recognized over the remaining service lives of the employees eligible for the benefit. In January 2005, the Center for Medicare and Medicaid Services released regulations governing the application of the law and continued to provide clarifying guidance during 2005. Based on this guidance, the impact of adoption of the FSP was a reduction of the FAS 106 postretirement expense for the year ended December 31, 2005 of approximately $35 million. The postretirement expense computed under FAS 106 does not include the effects of U.S. Government Cost Accounting Standards or income tax benefits. The adoption of the FSP did not have a material impact on our results of operations, financial position or cash flows for the year ended December 31, 2005.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of December 31, 2005. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2005.

During 2005, we also performed a separate evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, including performing self-assessment and monitoring procedures. Based on those activities and other evaluation procedures, our management, including the CEO and CFO, concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s report on our financial statements and internal control over financial reporting appears on page 76. In addition, both our assessment and the effectiveness of internal control over financial reporting were audited by our independent registered public accounting firm. Their report appears on page 77.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” on page 72, and under the caption “Derivative financial instruments” in Note 1 – Significant Accounting Policies on page 88 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on the Financial Statements and

Internal Control Over Financial Reporting

The management of Lockheed Martin is responsible for the consolidated financial statements and all related financial information contained in this Annual Report on Form 10-K. The consolidated financial statements, which include amounts based on estimates and judgments, have been prepared in accordance with accounting principles generally accepted in the United States. Management believes the consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Corporation. The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

The management of Lockheed Martin is also responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Corporation (as defined by the Securities Exchange Act of 1934). This system is designed to provide reasonable assurance, based on an appropriate cost-benefit relationship, that assets are safeguarded and transactions are properly executed and recorded. An environment that provides for an appropriate level of control consciousness is maintained through a comprehensive program of management testing to identify and correct deficiencies, examinations by internal auditors and audits by the Defense Contract Audit Agency for compliance with federal government rules and regulations applicable to contracts with the U.S. Government.

Management conducted an evaluation of the effectiveness of the Corporation’s system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2005. Management’s assessment has been audited by Ernst & Young LLP, as stated in their report included herein.

Essential to the Corporation’s internal control system is management’s dedication to the highest standards of integrity, ethics and social responsibility. To support these standards, management has issued the Code of Ethics and Business Conduct (the Code). The Code provides for a help line that employees can use to confidentially or anonymously communicate to the Corporation’s ethics office complaints or concerns about accounting, internal control or auditing matters. These matters are forwarded directly to the Audit Committee of the Corporation’s Board of Directors.

The Audit Committee, which is composed of five directors who are not members of management, has oversight responsibility for the Corporation’s financial reporting process and the audits of the consolidated financial statements and internal control over financial reporting. Both the independent auditors and the internal auditors meet periodically with members of the Audit Committee, with or without management representatives present. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in the Corporation’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

/s/ Robert J. Stevens	/s/ Christopher E. Kubasik
ROBERT J. STEVENS Chairman, President and Chief Executive Officer	CHRISTOPHER E. KUBASIK Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on the Financial Statements and Internal Control Over Financial Reporting, that Lockheed Martin Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lockheed Martin Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Lockheed Martin Corporation and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Baltimore, Maryland

February 22, 2006

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Baltimore, Maryland

February 22, 2006

Lockheed Martin Corporation

Consolidated Statement of Earnings

	Year ended December 31,
(In millions, except per share data)	2005	2004	2003
Net sales
Products	$31,518	$30,202	$27,290
Services	5,695	5,324	4,534

	37,213	35,526	31,824

Cost of sales
Products	28,800	27,879	25,306
Services	5,073	4,765	4,099
Unallocated Corporate costs	803	914	443

	34,676	33,558	29,848

	2,537	1,968	1,976
Other income and expenses, net	449	121	43

Operating profit	2,986	2,089	2,019
Interest expense	370	425	487

Earnings before taxes	2,616	1,664	1,532
Income tax expense	791	398	479

Net earnings	$1,825	$1,266	$1,053

Earnings per common share:
Basic	$4.15	$2.86	$2.36

Diluted	$4.10	$2.83	$2.34

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheet

	December 31,
(In millions)	2005	2004
Assets
Current assets
Cash and cash equivalents	$2,244	$1,060
Short-term investments	429	396
Receivables	4,579	4,094
Inventories	1,921	1,864
Deferred income taxes	861	982
Other current assets	495	557

Total current assets	10,529	8,953

Property, plant and equipment, net	3,924	3,599
Investments in equity securities	196	812
Goodwill	8,447	7,892
Purchased intangibles, net	560	672
Prepaid pension asset	1,360	1,030
Other assets	2,728	2,596

	$27,744	$25,554

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,998	$1,726
Customer advances and amounts in excess of costs incurred	4,331	4,028
Salaries, benefits and payroll taxes	1,475	1,346
Current maturities of long-term debt	202	15
Other current liabilities	1,422	1,451

Total current liabilities	9,428	8,566

Long-term debt	4,784	5,104
Accrued pension liabilities	2,097	1,660
Other postretirement benefit liabilities	1,277	1,236
Other liabilities	2,291	1,967

Stockholders’ equity
Common stock, $1 par value per share	432	438
Additional paid-in capital	1,724	2,223
Retained earnings	7,278	5,915
Accumulated other comprehensive loss	(1,553)	(1,532)
Other	(14)	(23)

Total stockholders’ equity	7,867	7,021

	$27,744	$25,554

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
(In millions)	2005	2004	2003
Operating Activities
Net earnings	$1,825	$1,266	$1,053
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	555	511	480
Amortization of purchased intangibles	150	145	129
Deferred federal income taxes	24	(58)	467
Changes in operating assets and liabilities:
Receivables	(390)	(87)	(258)
Inventories	(39)	519	(94)
Accounts payable	239	288	330
Customer advances and amounts in excess of costs incurred	296	(228)	(285)
Other	534	568	(13)

Net cash provided by operating activities	3,194	2,924	1,809

Investing Activities
Expenditures for property, plant and equipment	(865)	(769)	(687)
Acquisition of businesses / investments in affiliated companies	(564)	(91)	(821)
Proceeds from divestiture of businesses / investments in affiliated companies	935	279	234
Purchase of short-term investments, net	(33)	(156)	(240)
Other	28	29	53

Net cash used for investing activities	(499)	(708)	(1,461)

Financing Activities
Repayments of long-term debt	(133)	(1,089)	(2,202)
Issuances of long-term debt	—	—	1,000
Long-term debt repayment and issuance costs	(12)	(163)	(175)
Issuances of common stock	406	164	44
Repurchases of common stock	(1,310)	(673)	(482)
Common stock dividends	(462)	(405)	(261)

Net cash used for financing activities	(1,511)	(2,166)	(2,076)

Net increase (decrease) in cash and cash equivalents	1,184	50	(1,728)
Cash and cash equivalents at beginning of year	1,060	1,010	2,738

Cash and cash equivalents at end of year	$2,244	$1,060	$1,010

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Other	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance at December 31, 2002	$455	$2,796	$4,262	$(1,598)	$(50)	$5,865

Net earnings	—	—	1,053	—	—	1,053	$1,053
Common stock dividends declared ($0.58 per share)	—	—	(261)	—	—	(261)	—
Repurchases of common stock	(11)	(471)	—	—	—	(482)	—
Stock-based awards and ESOP activity	2	152	—	—	33	187	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	331	—	331	331
Net unrealized gain from available-for-sale investments	—	—	—	46	—	46	46
Other	—	—	—	17	—	17	17

Balance at December 31, 2003	446	2,477	5,054	(1,204)	(17)	6,756	$1,447

Net earnings	—	—	1,266	—	—	1,266	$1,266
Common stock dividends declared ($0.91 per share)	—	—	(405)	—	—	(405)	—
Repurchases of common stock	(15)	(757)	—	—	—	(772)	—
Stock-based awards and ESOP activity	7	503	—	—	(6)	504	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	(285)	—	(285)	(285)
Reclassification adjustments related to available-for-sale investments	—	—	—	(56)	—	(56)	(56)
Other	—	—	—	13	—	13	13

Balance at December 31, 2004	438	2,223	5,915	(1,532)	(23)	7,021	$938

Net earnings	—	—	1,825	—	—	1,825	$1,825
Common stock dividends declared ($1.05 per share)	—	—	(462)	—	—	(462)	—
Repurchases of common stock	(20)	(1,202)	—	—	—	(1,222)	—
Stock-based awards and ESOP activity	14	703	—	—	9	726	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	(105)	—	(105)	(105)
Net unrealized gain from available-for-sale investments	—	—	—	97	—	97	97
Other	—	—	—	(13)	—	(13)	(13)

Balance at December 31, 2005	$432	$1,724	$7,278	$(1,553)	$(14)	$7,867	$1,804

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

December 31, 2005

Note 1 – Significant Accounting Policies

Organization – Lockheed Martin Corporation (Lockheed Martin or the Corporation) is engaged in the research, design, development, manufacture, integration, operation and sustainment of advanced technology systems, products and services. As a leading systems integrator, its products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft, spacecraft and launch services. The Corporation serves customers in both domestic and international defense and commercial businesses, with its principal customers being agencies of the U.S. Government.

Basis of consolidation and classifications – The consolidated financial statements include the accounts of wholly-owned subsidiaries and other entities which the Corporation controls. Intercompany balances and transactions have been eliminated in consolidation. Receivables and inventories are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, these items are included in current assets.

Certain amounts for prior years have been reclassified to conform with the 2005 presentation.

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

Short-term investments – The Corporation’s short-term investments consist of marketable securities that are categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses are recorded in other income and expenses. For purposes of computing realized gains and losses, cost is determined on a specific identification basis. The fair values of marketable securities are estimated based on quoted market prices for the respective securities.

The Corporation records short-term investments at fair value. At year end, the investment portfolio was composed of the following:

	Year ended December 31,
	2005		2004
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agency securities	$125	$124	$252	$251
Corporate debt securities	145	144	117	117
Mortgage-backed and other securities	161	161	28	28

	$431	$429	$397	$396

Approximately 60% of the securities had contractual maturities of one year or less. An additional 36% of the securities had contractual maturities of one to five years. Marketable securities sales proceeds totaled $461 million in 2005 and $384 million in 2004. Gross gains and losses related to sales of marketable securities for both years, as well as net unrealized gains and losses at each year end, were not material.

Receivables – Receivables consist of amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. As such revenues are recognized, appropriate amounts of customer advances, performance-based payments and progress payments are reflected as an offset to the related receivables balance.

Inventories – Inventories are stated at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and, in the case of contracts with the U.S. Government, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances. General and administrative expenses related to commercial products and services provided essentially under commercial terms and conditions are expensed as incurred. Costs of other product and supply inventories are principally determined by the first-in first-out or average cost methods.

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

Investments in equity securities – Investments in equity securities include the Corporation’s ownership interests in affiliated companies that it does not control which are accounted for under the equity method of accounting. Under this method of accounting, which generally applies to investments that represent a 20% to 50% ownership of the equity securities of the investees, the Corporation’s share of the net earnings or losses of the affiliated companies is included in other income and expenses. The Corporation recognizes currently gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees. These gains or losses are also included in other income and expenses.

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

Purchased intangibles, net – Intangible assets acquired as part of business combinations are amortized over their estimated useful lives unless their useful lives are determined to be indefinite. For material business combinations, amounts recorded related to purchased intangibles are determined from independent valuations. The Corporation’s purchased intangibles primarily relate to contracts and programs and customer relationships which are amortized over periods of 15 years or less. Purchased intangibles are displayed in the consolidated balance sheet net of accumulated amortization of $1,788 million and $1,638 million at December 31, 2005 and 2004, respectively. Amortization expense related to these intangible assets was $150 million, $145 million and $129 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is estimated to be $153 million in 2006, $125 million in 2007, $87 million in 2008, $68 million in 2009 and $63 million in 2010.

Customer advances and amounts in excess of cost incurred – The Corporation receives advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. Such advances, other than those reflected as a reduction of accounts receivable or inventories as discussed above, are classified as current liabilities.

Environmental matters – The Corporation records a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated.

In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, we project costs over a reasonable time frame not to exceed 20 years. Liabilities are not discounted unless the amount and timing of future cash payments are fixed or reliably determinable. A substantial portion of environmental costs are expected to be reflected in sales and cost of sales pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, an asset is recorded for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. The portion of those costs expected to be allocated to commercial business or that is determined to be unallowable for pricing under U.S. Government contracts is reflected in cost of sales at the time the liability is established.

Sales and earnings – Sales and anticipated profits under long-term fixed-price design, development and production contracts are recorded on a percentage of completion basis, generally using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. Estimated contract profits are taken into earnings in proportion to recorded sales. Sales under certain long-term fixed-price development and production contracts which, among other factors, provide for the delivery of minimal quantities or require a substantial level of development effort in relation to total contract value, are recorded upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Sales under development and production cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Sales of products and services provided essentially under commercial terms and conditions are recorded upon delivery and passage of title.

Incentives or penalties related to performance on design, development and production contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Estimates of award fees are also considered in estimating sales and profit rates based on actual awards and anticipated performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable.

Revenue under contracts for services other than those associated with design, development or production activities is generally recognized either as services are performed or when earned, depending on the contract. This methodology is primarily used by the Information & Technology Services segment. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these service contracts are expensed as incurred, except that initial “set-up” costs are capitalized and recognized over the life of the agreement. Incentives and award fees related to performance on services contracts are recognized when they are fixed and determinable, generally at the date of award.

Research and development and similar costs – Corporation-sponsored research and development costs primarily include independent research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, these costs are generally included as part of the general and administrative costs that are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, the Corporation’s portion of unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to cost of sales in 2005, 2004 and 2003, including costs related to bid and proposal efforts, totaled $1,042 million in 2005, $984 million in 2004 and $1,030 million in 2003. Costs incurred under customer-sponsored research and development programs pursuant to contracts are accounted for as sales and cost of sales under the contract.

Restructuring activities – Under existing U.S. Government regulations, certain costs incurred for consolidation or restructuring activities that can be demonstrated to result in savings in excess of the cost to implement those actions can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of the Corporation’s products and services. Included in other assets in the consolidated balance sheet at December 31, 2005 and 2004 is $65 million and $95 million, respectively, of deferred costs related to various consolidation actions.

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

Derivative financial instruments – The Corporation sometimes uses derivative financial instruments to manage its exposure to fluctuations in foreign exchange rates and interest rates. The Corporation does not hold or issue derivative financial instruments for trading or speculative purposes. Derivatives are recorded as either other current assets or liabilities in the consolidated balance sheet, and periodically adjusted to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are reflected in earnings. Adjustments to reflect changes in fair values of derivatives that are considered highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction occurs and the entire transaction is recognized in earnings. The change in fair value of the ineffective portion of a hedge is immediately recognized in earnings.

Interest rate swap agreements are designated as effective hedges of the fair value of certain existing fixed rate debt instruments. Forward currency exchange contracts qualify as hedges of the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or as hedges of the exposure to rate changes affecting foreign currency denominated assets or liabilities. At December 31, 2005, there were no interest rate swap agreements outstanding, and the fair value of forward currency exchange contracts outstanding, as well as the related amounts of gains and losses recorded during the year, were not material.

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

Upon retirement, the Corporation’s stock option award agreements allow employees to retain all stock option awards held through the initial vesting date prior to retirement, and to continue vesting in the award as if their employment had continued. Effective January 2005, the Corporation recognizes fair value-based, pro forma compensation expense for active, retirement-eligible employees over the one-year initial vesting period, and for active, non-retirement-eligible employees, over the original three-year vesting periods of the award. Prior to 2005, the Corporation recognized fair value-based, pro forma compensation expense over the original vesting periods of each award for all employees, including those eligible to retire.

The pro forma disclosures for the year ended December 31, 2005 set forth below include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense recognized in the first quarter of 2005 related to retirement eligible employees with outstanding and unvested 2004 and 2003 stock option awards, to reflect the service period as one year rather than the original vesting period.

The Corporation’s reported and pro forma earnings per share information follows:

(In millions, except per share data)	2005	2004	2003
Net earnings
As reported	$1,825	$1,266	$1,053
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense	(56)	(48)	(61)
Inception-to-date adjustment	(33)	—	—

Pro forma net earnings	$1,736	$1,218	$992

Earnings per basic share
As reported	$4.15	$2.86	$2.36
Fair value-based, pro forma compensation expense	(0.12)	(0.11)	(0.14)
Inception-to-date adjustment	(0.08)	—	—

Pro forma	$3.95	$2.75	$2.22

Earnings per diluted share
As reported	$4.10	$2.83	$2.34
Fair value-based, pro forma compensation expense	(0.12)	(0.11)	(0.14)
Inception-to-date adjustment	(0.08)	—	—

Pro forma	$3.90	$2.72	$2.20

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.70%	3.19%	2.91%
Dividend yield	1.73%	1.50%	1.00%
Volatility factors related to expected price of Lockheed Martin stock	0.259	0.365	0.387
Expected option life	5 years	5 years	5 years

The weighted average fair value of each option granted during 2005, 2004 and 2003 was $14.16, $15.76 and $17.78, respectively.

Effective January 1, 2006, the Corporation adopted FAS 123(R), Share-Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. The standard requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and requires the related excess tax benefit received upon exercise of the options, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity as currently presented. The Corporation will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of FAS 123(R).

The Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan provides for the grant of various types of stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock and stock units. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation, including consideration of the impact of expensing stock option awards on the Corporation’s results of operations subsequent to the adoption of FAS 123(R). Based on current analyses and information, the Corporation expects that the combination of expensing stock options upon adoption of FAS 123(R) in 2006 and grants of restricted stock units will result in additional expense, net of state income tax benefits, totaling approximately $100 million (or a reduction in net earnings per share of $0.15) on a full year basis.

Income taxes – The Corporation periodically assesses its tax filing exposures related to periods that are open to examination. Based on the latest available information, the Corporation reflects in its consolidated financial statements its best estimate of the tax liability and interest for those exposures where it is probable that an adjustment will be sustained. In 2004, the IRS closed its examination of the Corporation’s tax returns through December 31, 2002. The IRS commenced its examination of the Corporation’s 2003 and 2004 Federal tax returns in 2005.

Comprehensive income – Comprehensive income (loss) for the Corporation consists primarily of net earnings and the after-tax impact of: adjustments to the minimum pension liability, adjustments related to available-for-sale investments, and other activities related to hedging activities and foreign currency translation. Income taxes related to components of other comprehensive income are generally recorded based on a tax rate, including the effects of federal and state taxes, of 37%.

The accumulated balance of $(1,553) million of other comprehensive income (loss) at December 31, 2005 included the minimum pension liability of $(1,629) million, offset primarily by net unrealized gains from available-for-sale investments.

Recent accounting pronouncements – In 2005, the Corporation adopted the Financial Accounting Standards Board’s (FASB) Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The impact of its adoption was a reduction of the FAS 106 postretirement expense as well as a reduction of costs determined under U.S. Government Cost Accounting Standards for the year ended December 31, 2005. The adoption of FSP 106-2 did not have a material impact on the Corporation’s results of operations, financial position or cash flows for the year ended December 31, 2005. See Note 13 – Postretirement Benefit Plans for additional information regarding the adoption of FSP 106-2.

The Corporation also adopted FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, in the fourth quarter of 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FAS 143, Accounting for Asset Retirement Obligations, and requires that a liability and a corresponding increase in the value of the underlying asset be recorded, and depreciation on the increased asset value be expensed, if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. An example of a condition giving rise to an asset retirement obligation is the presence of embedded asbestos, radiation sources or other regulated materials in buildings or equipment. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material impact on the Corporation’s results of operations or financial position. This is primarily due to the fact that the fair values of the majority of its asset retirement obligations could not be reasonably estimated because they had indeterminate settlement dates, since the range of time over which it may settle the obligations is unknown and could not be estimated. Consistent with the provisions of FIN 47, each obligation will be recorded at the time the settlement date is no longer indeterminate and the obligation can be reasonably estimated.

Note 2 – Acquisitions and Divestitures

In March 2005, the Corporation completed its purchase of The SYTEX Group, Inc. (SYTEX). The total purchase price related to the Corporation’s acquisition of SYTEX, including transaction-related costs, was approximately $480 million. Approximately $380 million of the purchase price was paid in cash at closing, with most of the remainder payable in 2006. The acquisition was accounted for under the purchase method of accounting. Purchase accounting adjustments were recorded by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values, and included recording goodwill of approximately $395 million, of which $360 million will be amortized for tax purposes. The acquisition expands the Corporation’s information technology solutions and technical support services businesses with the U.S. Department of Defense and other federal agencies. The operations of SYTEX are included in the Information & Technology Services business segment.

In 2005, the Corporation completed the acquisitions of STASYS Limited, a U.K.-based technology and consulting firm specializing in network communications and defense interoperability, which is included in our Integrated Systems & Solutions business segment; INSYS Group Limited, a U.K.-based diversified supplier of military communications systems, weapons systems and advanced analysis services, which is included in our Electronic Systems business segment; and Coherent Technologies, Inc., a U.S.-based supplier of high-performance, laser-based remote sensing systems, which is included in our Space Systems business segment. The aggregate cash purchase price for these three acquisitions was $180 million. Purchase accounting adjustments included recording combined goodwill of $164 million, none of which will be amortized for tax purposes. These acquisitions were not material to our consolidated results of operations for 2005.

In November 2003, the Corporation and Affiliated Computer Services, Inc. (ACS) completed transactions whereby the Corporation acquired ACS’ federal government information technology (IT) business, and ACS concurrently acquired the Corporation’s commercial IT business. The total purchase price related to the Corporation’s acquisition of ACS’ federal government IT business, including transactions-related costs, was approximately $585 million. The accounting for the acquisition included recording an intangible asset of $57 million related to a covenant not to compete that will be amortized over five years, an intangible asset of approximately $55 million related to contracts and customer relationships acquired that will be amortized over seven years, and goodwill of approximately $460 million which is neither amortizable nor tax deductible. The divestiture of the Corporation’s commercial IT business resulted in a gain, net of state income taxes, of $15 million which was recorded in other income and expenses. The gain increased 2003 net earnings by approximately $8 million ($0.02 per share).

In 2005, Lockheed Martin and Boeing entered into an agreement to create a joint venture that would combine the production, engineering, test and launch operations associated with U.S. Government launches of the Corporation’s Atlas launch vehicles and Boeing’s Delta launch vehicles. The joint venture, named United Launch Alliance, LLC (ULA), is structured as a 50-50 joint venture and would be accounted for as an equity investment. Under the terms of the joint venture, Atlas and Delta expendable launch vehicles would continue to be available as alternatives on individual launch missions. The agreement also stipulates that, upon closing of the transaction, Lockheed Martin and Boeing will dismiss all claims against each other in the pending civil litigation related to a previous competition for launches under the Air Force EELV program (see Note 15 for a discussion of that litigation).

The closing of the ULA transaction is subject to conditions to closing, including government and regulatory approvals and agreements in the United States and internationally. On August 9, 2005, the European Commission determined that ULA was compatible with European Union merger control regulation. On October 24, 2005, the Federal Trade Commission (FTC) requested additional information from Lockheed Martin and Boeing related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) submitted by the parties. The FTC’s “second request” extends the period the FTC is permitted to review the transaction under the HSR Act. The parties currently plan to close the ULA transaction as soon as practicable following satisfaction of all the closing conditions. The Corporation does not expect that the formation of ULA will have a significant impact on the Corporation’s results of operations or financial position for 2006. If the conditions to closing are not satisfied and the ULA transaction is not consummated by March 31, 2006, either Boeing or Lockheed Martin may terminate the joint venture agreement.

On February 17, 2006, the U.S. District Court for the Central District of California dismissed a lawsuit filed in October 2005, by Space Exploration Technologies Corporation (SpaceX) against Lockheed Martin and Boeing. The SpaceX complaint alleged that Lockheed Martin and Boeing violated various provisions of federal and California antitrust laws, the Racketeering Influenced and Corrupt Organizations Act and California unfair competition laws in connection with the Air Force Evolved Expendable Launch Vehicle (EELV) program and the formation of the United Launch Alliance joint venture. In its order, the district court concluded that SpaceX failed to allege an injury-in-fact, because SpaceX does not presently have a launch vehicle capable of meeting Air Force EELV requirements. The court gave SpaceX leave to file an amended complaint.

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

Unless otherwise noted, all per share amounts cited in these financial statements are presented on a “per diluted share” basis.

The following table sets forth the computations of basic and diluted earnings per share:

(In millions, except per share data)	2005	2004	2003
Net earnings for basic and diluted computations	$1,825	$1,266	$1,053

Average common shares outstanding
Average number of common shares outstanding for basic computations	440.3	443.1	446.5
Dilutive stock options	5.4	4.0	3.5

Average number of common shares outstanding for diluted computations	445.7	447.1	450.0

Earnings per common share
Basic	$4.15	$2.86	$2.36

Diluted	$4.10	$2.83	$2.34

Note 4 – Receivables

(In millions)	2005	2004
U.S. Government
Amounts billed	$1,364	$1,529
Unbilled costs and accrued profits	2,858	2,394
Less customer advances and progress payments	(563)	(594)

	3,659	3,329

Foreign governments and commercial
Amounts billed	471	408
Unbilled costs and accrued profits	477	402
Less customer advances	(28)	(45)

	920	765

	$4,579	$4,094

Substantially all of the December 31, 2005 unbilled costs and accrued profits are expected to be billed during 2006.

Note 5 – Inventories

(In millions)	2005	2004
Work in process, primarily related to long-term contracts and programs in progress	$5,121	$4,697
Less customer advances and progress payments	(3,527)	(3,267)

	1,594	1,430
Other inventories	327	434

	$1,921	$1,864

Work in process inventories at December 31, 2005 and 2004 included general and administrative costs of $298 million and $321 million, respectively. For the years ended December 31, 2005, 2004 and 2003, general and administrative costs incurred and recorded in inventories totaled $1.9 billion, $1.8 billion and $1.9 billion, respectively, and general and administrative costs charged to cost of sales from inventories totaled $1.9 billion, $1.9 billion and $2.0 billion, respectively.

The Corporation has entered into agreements with suppliers located in Russia to provide launch services and rocket engines. Khrunichev State Research and Production Space Center (Khrunichev) is the Russian manufacturer of Proton launch vehicles and provider of related launch services. Inventories at December 31, 2005 included amounts advanced to Khrunichev to provide contracted launch services totaling $190 million. In addition, inventories at December 31, 2005 included advances of $70 million to RD AMROSS, a joint venture between Pratt & Whitney and NPO Energomash, for the development and purchase, subject to certain conditions, of RD-180 booster engines used for Atlas V launch vehicles.

Inventories at December 31, 2005, also included deferred costs related to upgrading a West Coast launch facility for the Atlas V program. Under the contract with the U.S. Government, the Corporation will recover these costs over future launches from that facility.

Approximately $555 million of costs included in 2005 inventories, including amounts advanced to Khrunichev and certain Atlas V program costs, are expected to be recovered after 2006.

Note 6 – Property, Plant and Equipment

(In millions)	2005	2004
Land	$112	$95
Buildings	3,828	3,593
Machinery and equipment	5,384	4,972

	9,324	8,660
Less accumulated depreciation and amortization	(5,400)	(5,061)

	$3,924	$3,599

In 2005, the Corporation recorded a charge, net of state income tax benefits, of $30 million in cost of sales related to impairment in the value of a single telecommunications satellite operated by a wholly-owned subsidiary of the Corporation. The charge reduced net earnings by $19 million ($0.04 per share). The impairment charge was recorded due to concerns of overcapacity in markets served by the satellite.

During the year ended December 31, 2005, the Corporation recorded write-offs of fully depreciated property, plant and equipment totaling $216 million.

Note 7 – Investments in Equity Securities

(In millions)	2005	2004
Equity method investments (ownership interest at December 31, 2005):
Intelsat, Ltd.	$—	$703
Other	41	57

	41	760

Other investments (ownership interest at December 31, 2005):
Inmarsat plc (5.3%)	146	46
Other	9	6

	155	52

	$196	$812

Other equity method investments include United Space Alliance, LLC (50% ownership interest) and other smaller joint ventures in which the Corporation participates.

In 2003, Inmarsat Ventures, Ltd. was acquired by a consortium of private equity firms in a leveraged buyout transaction. In exchange for its interest, the Corporation received cash of $114 million and a 14% ownership interest in the new Inmarsat holding company, Inmarsat Group Holdings, Ltd., valued at $96 million. The Corporation recorded a deferred gain of $42 million from the transaction, representing the differences between the consideration received and the carrying value of its investment in Inmarsat Ventures of $168 million. During 2004, the Corporation received cash from Inmarsat Group Holdings, Ltd. amounting to $50 million, reducing its investment to $46 million while maintaining its 14% ownership interest.

In June 2005, Inmarsat plc (Inmarsat) completed its initial public offering (IPO) of 150 million of its ordinary shares on the London Stock Exchange. The IPO had the effect of diluting the Corporation’s ownership to 8.9%. Inmarsat used a portion of the proceeds to redeem certain remaining equity-related instruments held by shareholders, including the Corporation. As a result of these activities, the Corporation recognized the $42 million deferred gain that had been recorded in 2003 related to this investment. Subsequent to the IPO, the investment in Inmarsat has been accounted for at fair value, with the unrealized gains reflected as a net after-tax amount in other comprehensive income. In October 2005, the Corporation sold approximately 16 million of its Inmarsat shares in a private transaction for $89 million, further reducing its ownership percentage to 5.3%. The above transactions resulted in the recording of gains, net of state income taxes, totaling $126 million in other income and expenses, and an increase in 2005 net earnings of $82 million ($0.18 per share). At December 31, 2005, the increase in the fair value of Inmarsat shares held by the Corporation resulted in an increase in other comprehensive income of $93 million, net of income taxes. In January 2006, the Corporation sold an additional 12 million shares of Inmarsat for $75 million, reducing its ownership to 2.6%. The gain from this sale is expected to increase 2006 net earnings by $47 million ($0.11 per share).

In January 2005, the Corporation completed the sale of its 25% interest in Intelsat, Ltd. to a private equity firm for $18.75 per share, or $752 million in total proceeds. The transaction resulted in the recording of a gain, net of state income taxes, of $47 million in other income and expenses, and an increase in net earnings of $31 million ($0.07 per share).

In the fourth quarter of 2005, the Corporation completed the sale of its interest in NeuStar, Inc. (NeuStar). The transaction resulted in the recording of a gain, net of state income taxes, of $30 million in other income and expenses, and an increase in net earnings of $19 million ($0.04 per share).

In November 2004, a private equity firm purchased the outstanding shares of New Skies Satellites, N.V. (New Skies). The Corporation sold its shares for $148 million. The transaction resulted in the recording of a gain, net of state income taxes, of $91 million in other income and expenses, and an increase in net earnings of $59 million ($0.13 per share). The carrying value of the Corporation’s investment in New Skies was marked to market through other comprehensive income prior to the sale.

Note 8 – Debt

The Corporation’s long-term debt is primarily in the form of publicly issued, fixed-rate and variable-rate notes and debentures, as follows:

(In millions)	Interest rate	2005	2004
Notes due 12/01/2005	7.95%	$—	$14
Notes due 5/15/2006	7.25	193	205
Medium Term Notes due 2006-7	7.70 – 8.66	41	64
Notes due 6/15/2008	7.70	103	105
Notes due 12/01/2009	8.20	246	327
Debentures due 4/15/2013	7.375	150	150
Debentures due 5/01/2016	7.65	600	600
Debentures due 1/15/2023	8.375	100	100
Debentures due 9/15/2023	7.0	200	200
Notes due 6/15/2024	8.375	216	216
Debentures due 6/15/2025	7.625	150	150
Debentures due 5/01/2026	7.75	423	423
Debentures due 12/01/2029	8.5	1,250	1,250
Convertible Debentures due 8/15/2033	LIBOR – 0.25	1,000	1,000
Debentures due 5/01/2036	7.20	300	300
Other		14	15

		4,986	5,119
Less current maturities		202	15

		$4,784	$5,104

In the fourth quarter of 2005, the Corporation repurchased $83 million of outstanding long-term debt in the open market. The charge associated with those repurchases was not material to the Corporation’s results of operations or financial position.

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

In 2003, the Corporation issued $1.0 billion in floating rate convertible debentures due in 2033. The debentures bear interest at a rate equal to three-month LIBOR less 25 basis points, reset quarterly. The interest rate in effect at December 31, 2005 was 4.09%. Interest on the debentures is payable quarterly through August 15, 2008, after which the interest will accrue as part of the value of the debenture and will be payable, along with the principal amount of the debenture, at maturity. The debentures are convertible by holders into shares of the Corporation’s common stock on a contingent basis under the circumstances described in the indenture related to these securities as discussed below. The debentures are not convertible unless the price of the Corporation’s common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter, or unless certain events occur including, among others: Lockheed Martin calling the debentures for redemption; Lockheed Martin distributing to all holders of its common stock certain rights to purchase shares of its common stock at less than market value on the trading day immediately preceding the declaration date of the distribution; and the credit rating assigned to the debentures by either Moody’s or Standard & Poor’s is lower than Ba1 or BB+.

The conversion price was $75.00 per share at December 31, 2005, and is expected to change over time as provided for in the indenture agreement. The conversion price is adjusted upon the occurrence of certain events including, but not limited to, the following: the payment of dividends and other distributions on Lockheed Martin common stock, payable exclusively in shares of our stock; the issuance to all holders of Lockheed Martin common stock of rights that allow them to purchase shares of its common stock at less than market price during a specified period; distributions by Lockheed Martin consisting exclusively of cash to all holders of our common stock, excluding any quarterly cash dividend that does not exceed $0.12 per share.

The Corporation has irrevocably elected and agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures in respect of its conversion obligations described above. The Corporation has retained the right, however, to elect to satisfy any and all conversion obligations in excess of the accreted principal amount of the debentures in cash or common stock or a combination of cash and common stock. There was no amount exceeding the accreted principal at the end of 2005, nor will there be until the market price exceeds the conversion price of the Corporation’s stock. Accordingly, the debentures had no impact on the calculation of diluted earnings per share for 2005. The Corporation also has the right to redeem any or all of the debentures at any time after August 15, 2008.

In 2003, the Corporation completed the purchase of a total principal amount of $1.4 billion of notes and debentures through a combination of tender offers, redemption of callable debentures and repurchases in the open market. The Corporation recorded charges, net of state income tax benefits, totaling $146 million in other income and expenses related to these transactions. The charges reduced 2003 net earnings by $96 million ($0.21 per share).

The registered holders of $300 million of 40-year debentures issued in 1996 may elect, between March 1 and April 1, 2008, to have their debentures repaid by the Corporation on May 1, 2008.

At December 31, 2005, the Corporation had in place a $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility at December 31, 2005. Borrowings under the credit facility would be unsecured and bear interest at rates based, at the Corporation’s option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, the Corporation’s compliance with various representations, warranties and covenants, including covenants limiting the ability of the Corporation and certain of its subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio.

The Corporation’s scheduled long-term debt maturities for the five years following December 31, 2005 are: $202 million in 2006; $33 million in 2007; $103 million in 2008; $247 million in 2009; $1 million in 2010; and $4,400 million thereafter.

The estimated fair values of the Corporation’s long-term debt instruments at December 31, 2005, aggregated approximately $6.2 billion, compared with a carrying amount of approximately $5.0 billion. The fair values were estimated based on quoted market prices for those instruments that are publicly traded. For privately placed debt, the fair values were estimated based on the quoted market prices for similar issues, or on current rates offered to the Corporation for debt with similar remaining maturities. Unless otherwise indicated elsewhere in the notes to the financial statements, the carrying values of the Corporation’s other financial instruments approximate their fair values.

Interest payments were $356 million in 2005, $420 million in 2004 and $519 million in 2003.

Note 9 – Income Taxes

The provision for federal and foreign income taxes consisted of the following components:

(In millions)	2005	2004	2003
Federal income taxes
Current	$742	$445	$(14)
Deferred	24	(58)	467

Total federal income taxes	766	387	453
Foreign income taxes	25	11	26

Total income taxes provided	$791	$398	$479

Net provisions for state income taxes are included in general and administrative expenses, which are primarily allocable to U.S. Government contracts. The net state income tax expense was $92 million for 2005, $78 million for 2004 and $38 million for 2003.

A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% to actual income tax expense is as follows:

(In millions)	2005	2004	2003
Income tax expense at the U.S. federal statutory tax rate	$916	$582	$536
(Reduction) increase in tax expense from:
Extraterritorial income exclusion benefit	(66)	(40)	(41)
U.S. production activity benefit	(19)	—	—
Tax deductible dividends	(26)	(21)	(15)
Closure of IRS examination	—	(144)	—
Other, net	(14)	21	(1)

Actual income tax expense	$791	$398	$479

The reduction in income tax expense of $144 million in 2004 from the closure of an IRS examination primarily resulted from the examination of tax periods through December 31, 2002.

Current income taxes payable of $71 million and $28 million at December 31, 2005 and 2004, respectively, are included in other current liabilities in the consolidated balance sheet.

The primary components of the Corporation’s federal and foreign deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2005		2004
Deferred tax assets related to:
Contract accounting methods	$594		$689
Accrued compensation and benefits	516		460
Accumulated postretirement benefit obligations	497		454
Pensions	213		197
Other	71		112

	1,891		1,912
Deferred tax liabilities related to:
Purchased intangibles	264		264
Property, plant and equipment	211		229

	475		493

Net deferred tax assets	$1,416	(a)	$1,419	(a)

(a)	These amounts included $555 million and $437 million, respectively, of net noncurrent deferred tax assets which are in other assets in the consolidated balance sheet.

Federal and foreign income tax payments, net of refunds received, were $599 million in 2005, $363 million in 2004 and $170 million in 2003. Included in these amounts are tax payments and refunds related to the Corporation’s divestiture activities.

The Corporation realized an income tax cash benefit of $69 million in 2005, $34 million in 2004 and $13 million in 2003 as a result of exercises of employee stock options. This benefit is recorded in stockholders’ equity under the caption, “Stock-based awards and ESOP activity.”

Note 10 – Other Income and Expenses, Net

(In millions)	2005	2004	2003
Interest income	$143	$104	$75
Equity in net earnings (losses) of equity investees	108	67	107
Gains related to Inmarsat transactions	126	—	—
Gain on sale of interest in Intelsat	47	—	—
Gain on sale of interest in NeuStar	30	—	—
Charge for early repayment of debt	(10)	(154)	(146)
Gain on sale of interest in New Skies	—	91	—
Gain on sale of COMSAT General business	—	28	—
Gain on sale of commercial IT business	—	—	15
Other activities, net	5	(15)	(8)

	$449	$121	$43

Note 11 – Stockholders’ Equity

At December 31, 2005, the authorized capital of the Corporation was composed of 1.5 billion shares of common stock, 50 million shares of series preferred stock, and 20 million shares of Series A preferred stock. Of the 434 million shares of common stock issued and outstanding, approximately 432 million shares were considered outstanding for balance sheet presentation purposes; the remaining shares were held by the Corporation in trusts established to pay future benefits to eligible retirees and dependents under certain benefit plans. No shares of the series preferred stock were issued and no shares of the Series A preferred stock were outstanding at December 31, 2005.

In October 2002, the Corporation announced a share repurchase program for the repurchase of up to 23 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. In February 2004 and September 2005, an additional 20 million shares and 45 million shares, respectively, were authorized for repurchase under the program. The Corporation repurchased 19.7 million shares under the program in 2005 for $1.2 billion, 14.7 million shares in 2004 for $772 million and 10.7 million shares in 2003 for $482 million. From the inception of the program through December 31, 2005, a total of 46 million shares have been repurchased under the program for $2.5 billion. As of December 31, 2005, a total of 42 million shares may be repurchased in the future under the program.

As part of the share repurchase program, the Corporation may from time-to-time enter into structured share repurchase transactions with financial institutions. These agreements generally require an up-front cash payment in exchange for the right to receive shares of Lockheed Martin’s common stock or cash at the expiration of the agreement, dependent upon the closing price of the common stock at the maturity date. The Corporation entered into several such transactions during 2005 which, in the aggregate, required up-front cash payments totaling $396 million. Based on the closing price of its common stock on the maturity dates of the agreements, certain of the transactions resulted in the Corporation repurchasing 3.1 million shares of common stock at a total cost of $195 million. These amounts are included in the total share repurchase figures included in the previous paragraph. The Corporation received its up-front cash payment plus a premium for the remaining transactions that did not result in the repurchase of shares. There were no such transactions outstanding at December 31, 2005.

Note 12 – Stock-Based Compensation

In April 2005, the stockholders approved the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan). Under the Award Plan, employees of the Corporation may be granted stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or stock units. The maximum number of shares that may be subject to such stock-based incentive awards in any calendar year is limited to 1.6% of the Corporation’s common stock outstanding on the December 31 preceding the grant. The maximum number of shares that may be issued as restricted stock awards (RSAs) is limited to 28% of the total number of shares authorized to be issued under the Award Plan. Employees may also be granted cash-based incentive awards. These awards may be granted either individually or in combination with other awards.

The Award Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Under the Award Plan, no award of options may become fully vested prior to the second anniversary of the grant and no portion of an option grant may become vested in less than one year, except for 1.5 million of options that are specifically exempted from vesting restrictions. The minimum vesting period for RSAs or stock units payable in stock is three years. Award agreements may provide for shorter vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement or layoff. The Award Plan does not impose any minimum vesting periods on other types of awards. The maximum term of an option or any other award is 10 years. The Award Plan allows the Corporation to provide for financing by award recipients, other than executive officers, of the exercise or purchase price of common stock underlying an award, subject to certain conditions, by interest-bearing notes payable to the Corporation. There were no such notes payable at December 31, 2005.

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

Under the Award Plan, 590,000 and 25,000 RSAs were issued in 2004 and 2003, respectively. There were no RSAs issued in 2005. The shares were recorded based on the market value of the Corporation’s common stock on the date of the award and the related compensation expense is recognized over the vesting period. The weighted average fair value of RSAs in 2004 and 2003 was $46.11 and $48.12, respectively. Recipients are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting. The RSAs generally vest over three to five years from the grant date. The impact of RSAs was not material to net earnings in 2005, 2004 or 2003.

In April 1999, the stockholders approved the Lockheed Martin Directors Equity Plan (the Directors Plan). Approximately 50% of each director’s annual compensation is awarded under the Directors Plan. Directors of the Corporation may elect to receive such compensation in the form of stock units which track investment returns to changes in value of the Corporation’s common stock with dividends reinvested, options to purchase common stock of the Corporation, or a combination of the two. The Directors Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Except in certain circumstances, options and stock units issued under the Directors Plan vest on the first anniversary of the grant. The maximum term of an option is ten years.

The Award Plan and the Directors Plan, as well as the number of shares of Lockheed Martin common stock authorized for issuance under these plans, have been approved by the stockholders of the Corporation. At December 31, 2005, the number of shares of Lockheed Martin common stock reserved for issuance under the Corporation’s stock option and award plans totaled 55.7 million.

The following table summarizes stock option and restricted stock activity related to the Corporation’s plans during 2005, 2004 and 2003:

	Number of Shares (In thousands)		Weighted Average Exercise Price
	Available for Grant	Options Outstanding
December 31, 2002	12,375	30,634	$39.42

Additional shares reserved	22,500	—	—
Retired Omnibus Plan shares	(4,814)	—	—
Options granted	(6,664)	6,664	51.08
Options exercised	—	(1,637)	26.96
Options terminated	29	(181)	49.12
Restricted stock awards	(25)	—	—

December 31, 2003	23,401	35,480	42.14

Options granted	(7,314)	7,314	49.27
Options exercised	—	(4,729)	34.23
Options terminated	160	(242)	51.66
Restricted stock awards	(590)	—	—

December 31, 2004	15,657	37,823	44.44

Additional shares reserved	12,000	—	—
Options granted	(6,413)	6,413	57.81
Options exercised	—	(9,740)	41.70
Options terminated	300	(358)	53.93
Restricted stock awards	40	—	—

December 31, 2005	21,584	34,138	47.64

Approximately 21.2 million, 26.4 million and 25.5 million outstanding options were exercisable by employees at December 31, 2005, 2004 and 2003, respectively.

In February 2006, an additional 3.8 million options and 1.3 million restricted stock units were granted to employees. The accounting treatment for restricted stock units is similar to the accounting for RSAs discussed earlier, except that the shares are not issued until the restricted stock units vest, no earlier than three years from the date of the award.

Information regarding options outstanding at December 31, 2005 follows:

Range of Exercise Prices	Number of Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
Options outstanding:
Less than $20.00	1,349	$18.17	4.0
$20.00 - $29.99	536	25.12	4.4
$30.00 - $39.99	5,106	35.98	3.8
$40.00 - $50.00	8,683	48.36	6.4
Greater than $50.00	18,464	53.32	6.9

Total	34,138	$47.64	6.1

Options exercisable:
Less than $20.00	1,349	$18.17	4.0
$20.00 - $29.99	536	25.12	4.4
$30.00 - $39.99	5,106	35.98	3.8
$40.00 - $50.00	4,026	47.33	4.4
Greater than $50.00	10,209	51.07	5.5

Total	21,226	$43.99	4.8

Stock options granted in 2005 and 2004 under the Award Plan and stock options granted in 2003 under the Omnibus Plan have ten-year terms and generally vest over a three-year service period. Exercise prices of options awarded for all years were equal to the market price of the stock on the date of grant. Pro forma information regarding net earnings and earnings per share as if the Corporation had accounted for its employee stock options as compensation expense under the fair value method is included in Note 1.

Note 13 – Postretirement Benefit Plans

Defined contribution plans – The Corporation maintains a number of defined contribution plans with 401(k) features that cover substantially all employees. Under the provisions of these 401(k) plans, employees’ eligible contributions are matched by the Corporation at established rates. The Corporation’s matching obligations were $273 million in 2005, $259 million in 2004 and $238 million in 2003, the majority of which were funded in Lockheed Martin common stock.

The Lockheed Martin Corporation Salaried Savings Plan is a defined contribution plan with a 401(k) feature that includes an ESOP. The ESOP purchased 34.8 million shares of the Corporation’s common stock in 1989 with the proceeds from a $500 million note issue which was guaranteed by the Corporation. The final payment on the debt was made in May 2004. The Corporation’s match in years prior to 2005 was partially fulfilled with stock released from the ESOP at approximately 2.2 million shares per year based upon the debt repayment schedule. Compensation costs recognized relative to the ESOP shares were $56 million and $108 million in 2004 and 2003, respectively. The remainder of the Corporation’s match to the Salaried Savings Plan was fulfilled through purchases of common stock from participant account balance reallocations or through newly issued shares from the Corporation. Interest incurred on the ESOP debt, as well as the weighted average unallocated ESOP shares excluded in calculating earnings per share, in 2004 and 2003 were not material. The ESOP held approximately 46.1 million issued and outstanding shares of the Corporation’s common stock at December 31, 2005, all of which were allocated to participant accounts.

Certain plans for hourly employees include a non-leveraged ESOP. In one such plan, the match is made, generally at the election of the participant, in either the Corporation’s common stock or cash which is invested at the participant’s direction in one of the plan’s other investment options. The Corporation’s contributions to these plans were made through small amounts of newly issued shares from the Corporation or cash contributed to the ESOP trust which was used by the trustee, if so elected, to purchase common stock from participant account balance reallocations or in the open market for allocation to participant accounts. This ESOP trust held approximately 2.7 million issued and outstanding shares of the Corporation’s common stock at December 31, 2005, all of which were allocated to participant accounts.

Defined benefit pension plans, and retiree medical and life insurance plans – Most employees hired on or before December 31, 2005 are covered by defined benefit pension plans, and certain health care and life insurance benefits are provided to eligible retirees by the Corporation. Effective January 1, 2006, new non-union represented employees are not being covered by the defined benefit pension plans, but are eligible to participate in defined contribution plans. The Corporation currently plans to offer those employees the ability to participate in its retiree medical plans, but will not subsidize the cost of their participation effective January 1, 2006. The Corporation has made contributions to trusts (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans) established to pay future benefits to eligible retirees and dependents. The Corporation uses December 31 as its measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for each of the years presented were based on assumptions in effect at the end of the respective preceding year.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
(In millions)	2005	2004	2005	2004
Change in benefit obligations
Benefit obligations at beginning of year	$27,015	$24,364	$3,827	$3,810
Service cost	852	743	59	49
Interest cost	1,535	1,497	208	225
Benefits paid	(1,331)	(1,326)	(369)	(355)
Actuarial losses	234	1,731	(61)	7
Amendments	116	6	(252)	(2)
Participants’ contributions	—	—	104	93

Benefit obligations at end of year	$28,421	$27,015	$3,516	$3,827

Change in plan assets
Fair value of plan assets at beginning of year	$22,139	$20,913	$1,480	$1,135
Actual return on plan assets	1,570	2,047	125	150
Benefits paid	(1,331)	(1,326)	(369)	(355)
Corporation’s contributions	1,054	505	181	457
Participants’ contributions	—	—	104	93

Fair value of plan assets at end of year	$23,432	$22,139	$1,521	$1,480

Unfunded status of the plans	$(4,989)	$(4,876)	$(1,995)	$(2,347)
Unrecognized net actuarial losses	6,616	6,603	882	1,008
Unrecognized prior service cost	492	461	(164)	103

Net amount recognized	$2,119	$2,188	$(1,277)	$(1,236)

Amounts recognized in the consolidated balance sheet
Prepaid assets	$1,360	$1,030	$—	$—
Accrued liabilities	(2,097)	(1,660)	(1,277)	(1,236)
Intangible asset	476	444	—	—
Accumulated other comprehensive loss related to minimum pension liability	2,380	2,374	—	—

Net amount recognized	$2,119	$2,188	$(1,277)	$(1,236)

The projected benefit obligations (PBO) for the Corporation’s more significant defined benefit pension plans exceeded the fair value of the plans’ assets at December 31, 2005 and 2004, as reflected in the table above.

At both December 31, 2005 and 2004, the Corporation’s consolidated balance sheet included pretax additional minimum pension liabilities of $2.4 billion related to certain of its defined benefit pension plans. This liability is calculated on a plan-by-plan basis, and is required if the accumulated benefit obligation (ABO) of the plan exceeds the fair value of the plan assets and the plan’s accrued pension liabilities. The ABO for all defined benefit pension plans was approximately $25 billion and $23 billion at December 31, 2005 and 2004, respectively.

For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the PBO, ABO and fair value of the plans’ assets were as follows:

(In millions)	2005	2004
Projected benefit obligation	$17,969	$17,051
Accumulated benefit obligation	15,852	14,792
Fair value of plan assets	13,755	13,132

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to the Corporation’s plans include the following components:

(In millions)	2005	2004	2003
Defined benefit pension plans
Service cost	$852	$743	$640
Interest cost	1,535	1,497	1,453
Expected return on plan assets	(1,740)	(1,698)	(1,748)
Amortization of prior service cost	85	78	77
Recognized net actuarial losses	392	264	62

Total net pension expense	$1,124	$884	$484

Retiree medical and life insurance plans
Service cost	$59	$49	$40
Interest cost	208	225	211
Expected return on plan assets	(112)	(88)	(69)
Amortization of prior service cost	14	8	1
Recognized net actuarial losses	49	60	49

Total net postretirement expense	$218	$254	$232

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides specific authoritative guidance on the accounting for the federal subsidy to eligible sponsors of retiree health care benefits provided under this law. Using this guidance, the Corporation estimated a projected reduction in its accumulated postretirement benefit obligation as of December 31, 2004 of $295 million from the effects of the new law. This obligation will be recognized over the remaining service lives of the employees eligible for the benefit. The impact of adoption of the FSP was a reduction of the FAS 106 postretirement expense for the year ended December 31, 2005 of approximately $35 million. The postretirement expense computed under FAS 106 does not include the effects of U.S. Government Cost Accounting Standards or income tax benefits.

The actuarial assumptions used to determine the benefit obligations at December 31, 2005 and 2004 related to the Corporation’s defined benefit pension and postretirement benefit plans, as appropriate, are as follows:

	Benefit Obligation Assumptions
	2005	2004
Discount rates	5.625%	5.75%
Rates of increase in future compensation levels	5.000	5.50

The decrease in the discount rate from December 31, 2004 to December 31, 2005 resulted in an increase in the projected benefit obligations of the Corporation’s defined benefit pension plans at December 31, 2005 of approximately $465 million. The decrease in the rate of increase in future compensation levels from December 31, 2004 to December 31, 2005 resulted in a decrease in the projected benefit obligations of the Corporation’s defined benefit pension plans at December 31, 2005 of approximately $483 million.

The actuarial assumptions used to determine the net expense related to the Corporation’s defined benefit pension and postretirement benefit plans for the years ended December 31, 2005, 2004 and 2003, as appropriate, are as follows:

	Pension Cost Assumptions
	2005	2004	2003
Discount rates	5.75%	6.25%	6.75%
Expected long-term rates of return on assets	8.50	8.50	8.50
Rates of increase in future compensation levels	5.50	5.50	5.50

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested or to be invested to provide for the benefits included in the benefit obligations. That assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses and the potential to outperform market index returns.

The medical trend rates used in measuring the postretirement benefit obligation were 10.2% in 2005 and 11.0% in 2004, and were assumed to ultimately decrease to 5.0% by the year 2012. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the postretirement benefit obligation of approximately 5% and (4)%, respectively, at December 31, 2005, and a change in the 2005 postretirement service cost plus interest cost of approximately 4% and (4)%, respectively. The medical trend rate for 2006 is 10.0%.

The asset allocations of the Corporation’s plans at December 31, 2005 and 2004, by asset category, were as follows:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2005	2004	2005	2004
Asset category:
Equity securities	61%	64%	66%	58%
Debt securities	34	32	33	41
Other	5	4	1	1

	100%	100%	100%	100%

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

Equity securities purchased by external investment managers and included in the assets of the defined benefit pension plans included issued and outstanding common stock of the Corporation in the amounts of $11 million (less than 0.05% of total plan assets) and $16 million (less than 0.08% of total plan assets) at December 31, 2005 and 2004, respectively. Equity securities included in the assets of the retiree medical and life insurance plans included less than $1 million (less than 0.07% of total plan assets) of the Corporation’s issued and outstanding common stock at both December 31, 2005 and 2004.

The Corporation generally refers to U.S. Government Cost Accounting Standards (CAS) and Internal Revenue Code rules in determining funding requirements for its pension plans. The Corporation made discretionary prepayments totaling $980 million in 2005 to the defined benefit pension plans’ trust which will reduce its cash funding requirements for 2006. In 2006, the Corporation expects to contribute $100 million—$110 million to its defined benefit pension plans and $230 million—$240 million to its retiree medical and life insurance plans, after giving consideration to the 2005 prepayments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2006	$1,380	$260
2007	1,430	260
2008	1,490	270
2009	1,550	270
2010	1,610	270
Years 2011 – 2015	9,190	1,340

The Corporation sponsors nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2005 were approximately $450 million. The expense associated with these plans totaled $58 million in 2005, $61 million in 2004 and $60 million in 2003. The Corporation also sponsors a small number of foreign benefit plans. The liabilities and expenses associated with these plans are not material to the Corporation’s results of operations, financial position or cash flows.

Note 14 – Leases

Total rental expense under operating leases was $324 million, $318 million and $301 million for 2005, 2004 and 2003, respectively.

Future minimum lease commitments at December 31, 2005 for all operating leases that have a remaining term of more than one year were approximately $1.2 billion ($261 million in 2006,

$210 million in 2007, $176 million in 2008, $141 million in 2009, $121 million in 2010 and $248 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 15 – Legal Proceedings, Commitments and Contingencies

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

On June 17, 2002, the Corporation was served with a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena sought documents relating to an international sales agent engaged by Loral Corporation in connection with the sale of synthetic aperture radars to the Government of Korea in 1996. On December 20, 2005, the Corporation was advised that the grand jury’s investigation was closed.

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

On June 10, 2003, Lockheed Martin filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against The Boeing Company (Boeing) and various individuals. On May 24, 2004, the Corporation filed an amended and supplemental complaint, which presently alleges that the defendants solicited, acquired and used Lockheed Martin’s proprietary information during the competition for awards under the U.S. Air Force’s Evolved

Expendable Launch Vehicle (EELV) programs and others in violation of Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on the Corporation’s purported disclosure to the U.S. Air Force and the government of Boeing’s possession and use of Lockheed Martin’s documents in the EELV and other competitions. In connection with the proposed formation of United Launch Alliance (see Note 2), Boeing and Lockheed Martin have agreed, simultaneous with the closing of the transaction, that they will immediately dismiss all claims against each other. On May 5, 2005, upon motions of Boeing and the Corporation, the U.S. District Court suspended all activity in the cases pending the outcome of the transaction.

On July 28, 2003, BAE SYSTEMS North America, Inc. and BAE SYSTEMS Information and Electronic Systems Integration, Inc. filed a lawsuit against the Corporation in the Chancery Court for New Castle County in Delaware, seeking damages of not less than $40 million. BAE sought indemnification from Lockheed Martin for BAE’s payment of a civil judgment entered in 2001 and related costs arising from a lawsuit involving one of the Aerospace Electronics Systems businesses purchased by BAE from the Corporation in November 2000. As a result of a settlement reached by the parties on November 18, 2005, the lawsuit was dismissed.

Nine lawsuits were filed against the Corporation as a result of an incident in July 2003 at its aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven of its employees and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision, intentional infliction of emotional distress and, in the case of the federal actions, racial or gender discrimination. On July 14, 2005, the U.S. Court of Appeals for the Fifth Circuit reversed the District Court’s decision denying our motion for partial summary judgment in the Erica Willis Tanks v. Lockheed Martin lawsuit and dismissed the wrongful death and other state tort claims. On August 26, 2005, the District Court dismissed the wrongful death and other state tort claims in the other five lawsuits pending before it. One of the lawsuits filed in state court, Fitzgerald v. Lockheed Martin, has settled.

In a lawsuit filed in the U.S. District Court for the Northern District of California, Space Systems Loral alleges that the Corporation’s series A2100, 3000, 4000, 5000 and 7000 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. The Corporation believes that its satellites do not infringe the patent and is vigorously defending the case.

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

Environmental matters – The Corporation is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of its current or former facilities. At December 31, 2005 and 2004, the aggregate amount of liabilities recorded relative to environmental matters was $464 million and $420 million, respectively. Environmental cleanup activities usually span several years, which makes estimating liabilities more judgmental due to, for example, changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. These factors are considered in estimates of the timing and amount of any future costs that may be required for remediation actions. The recorded liabilities have not been discounted, as the timing of cash payments is not fixed or cannot be reliably determined.

About 60% of the liability at December 31, 2005 relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability related to other properties (including current operating facilities and certain facilities operated in prior years) for which the Corporation’s obligation is probable and the financial exposure can be estimated. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, the Corporation projects costs over an appropriate time frame not to exceed 20 years. The extent of the Corporation’s financial exposure cannot in all cases be reasonably determined at this time. The Corporation also is pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents and has submitted a plan approved by the Regional Board to maintain public water supplies with respect to chlorinated solvents during the investigation. Following further study of perchlorate health effects by both the National Academy of Sciences and by the U.S. EPA, California reaffirmed a six ppb public health goal for perchlorates in March 2005. Although the six ppb public health goal is not a legally enforceable drinking water standard, the Corporation has developed and is in the process of implementing a preliminary remediation plan to meet the six ppb goal in anticipation that California may promulgate an enforceable standard at that level.

The Corporation also is conducting remediation activities pursuant to various consent decrees and orders relating to soil or groundwater contamination at certain sites of former operations, including sites in Burbank and Glendale, California and Great Neck, New York. Under the Burbank and Glendale orders, the Corporation, among other things, is obligated to construct and fund the operations of soil and groundwater treatment facilities through 2018 and 2012, respectively. Responsibility for the long-term operation of the Burbank and Glendale facilities has been assumed by the respective localities. In addition, under an agreement related to the Burbank and Glendale remediation activities, the U.S. Government reimburses the Corporation in an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of credit and other matters – The Corporation has entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions primarily relating to advances received from customers and/or the guarantee of future performance on certain of its contracts. The Corporation had total outstanding letters of credit and other arrangements aggregating approximately $3.1 billion at December 31, 2005 and $3.0 billion at December 31, 2004. Letters of credit and surety bonds are available for draw down in the event of the Corporation’s nonperformance.

Note 16 – Information on Business Segments

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). The business segments have been organized based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for certain stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. For financial data other than “Operating profit” where amounts are reconciled to consolidated totals, all activities other than those pertaining to the principle business segments are included in “Corporate activities.”

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

Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of “Net sales” in the related table that follows. Other accounting policies of the business segments are the same as those described in Note 1 – Significant Accounting Policies.

Following is a brief description of the activities of the principal business segments:

•	Aeronautics - Engaged in the design, research and development, systems integration, production, sustainment, support and upgrade of advanced military aircraft and related technologies. Its customers include the military services of the United States and allied countries throughout the world. Major products and programs include the 5TH Generation F-35 Joint Strike Fighter and F-22 air dominance attack and multi-mission combat aircraft; the F-16 multi-role fighter; the C-130J tactical transport aircraft; the C-5 strategic airlift aircraft; and support for the F-117 stealth fighter and special mission and reconnaissance aircraft (e.g., P-3 Orion, S-3 Viking and U-2). The Corporation also produces major components for the F-2 fighter and is a co-developer of the C-27J tactical transport aircraft and the T-50 advanced jet trainer.

•	Electronic Systems – Engaged in the design, research, development, integration, production and sustainment of high performance systems for undersea, shipboard, land and airborne applications. Major product lines include: missiles and fire control systems; air and theater missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; avionics and ground combat vehicle integration; systems integration and program management for fixed and rotary-wing aircraft systems; radars; platform integration systems; homeland security systems; surveillance and reconnaissance systems; advanced aviation management solutions; security and information technology solutions; and simulation and training systems.

•	Space Systems – Engaged in the design, research, development, engineering and production of satellites, strategic and defensive missile systems and launch services. The Satellite product line includes both government and commercial satellites. Strategic & Defensive Missile Systems include airborne and missile defense technologies and fleet ballistic missiles. Launch Services include launches on Atlas, Proton, and Titan launch vehicles, and also include the Space Shuttle’s external tank.

•

Integrated Systems & Solutions – Engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) activities of the U.S. Department of Defense (DoD), intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life-cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in space, air and ground systems. IS&S serves as the Corporation’s focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, software development, and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling and simulation, and large-scale systems integration. In that role, IS&S operates the Center for Innovation, a state-of-the-art facility for modeling and simulation.

•	Information & Technology Services – Engaged in a wide array of information technology (IT), IT-related, and other technology services to federal agencies and other customers. Major product lines include: IT integration and management; enterprise solutions; application development, maintenance, and consulting for strategic programs for the DoD and civil government agencies; aircraft and engine maintenance and modification services; management, operation, maintenance, training and logistics support for military, homeland security and civilian systems; launch, mission and analysis services for military, classified and commercial satellites; engineering, science and information services for the National Aeronautics and Space Administration (NASA); and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

Selected Financial Data by Business Segment

(In millions)	2005	2004	2003
Net sales
Aeronautics	$11,672	$11,785	$10,206
Electronic Systems	10,580	9,729	8,996
Space Systems	6,820	6,359	6,024
Integrated Systems & Solutions	4,131	3,851	3,422
Information & Technology Services	4,010	3,802	3,176

	$37,213	$35,526	$31,824

Operating profit(a)
Aeronautics	$994	$899	$690
Electronic Systems	1,113	969	858
Space Systems	609	489	403
Integrated Systems & Solutions	365	334	291
Information & Technology Services	351	285	226

Total business segments	3,432	2,976	2,468
Net unallocated Corporate expense (b)	(446)	(887)	(449)

	$2,986	$2,089	$2,019

Intersegment revenue
Aeronautics	$99	$77	$43
Electronic Systems	655	607	573
Space Systems	179	217	140
Integrated Systems & Solutions	632	580	491
Information & Technology Services	914	765	797

	$2,479	$2,246	$2,044

Depreciation and amortization of property, plant and equipment
Aeronautics	$130	$105	$89
Electronic Systems	182	162	160
Space Systems	134	134	120
Integrated Systems & Solutions	44	28	29
Information & Technology Services	14	40	42

Total business segments	504	469	440
Corporate activities	51	42	40

	$555	$511	$480

Selected Financial Data by Business Segment (continued)

(In millions)	2005	2004	2003
Amortization of purchased intangibles
Aeronautics	$50	$50	$50
Electronic Systems	48	47	47
Space Systems	8	8	8
Integrated Systems & Solutions	15	14	14
Information & Technology Services	18	14	8

Total business segments	139	133	127
Corporate activities	11	12	2

	$150	$145	$129

Expenditures for property, plant and equipment
Aeronautics	$190	$187	$210
Electronic Systems	333	248	204
Space Systems	192	161	143
Integrated Systems & Solutions	74	60	35
Information & Technology Services	31	44	41

Total business segments	820	700	633
Corporate activities	45	69	54

	$865	$769	$687

Assets (c)
Aeronautics	$2,503	$2,579	$3,061
Electronic Systems	9,345	8,853	8,740
Space Systems	3,110	3,018	2,986
Integrated Systems & Solutions	2,147	2,138	2,223
Information & Technology Services	2,885	2,170	2,342

Total business segments	19,990	18,758	19,352
Corporate activities (d)	7,754	6,796	6,823

	$27,744	$25,554	$26,175

Goodwill
Aeronautics	$—	$—	$—
Electronic Systems	5,196	5,128	5,075
Space Systems	509	453	453
Integrated Systems & Solutions	1,353	1,317	1,357
Information & Technology Services	1,389	994	994

	$8,447	$7,892	$7,879

Selected Financial Data by Business Segment (continued)

(In millions)	2005	2004	2003
Customer advances and amounts in excess of costs incurred
Aeronautics	$1,488	$1,526	$2,051
Electronic Systems	1,549	1,221	1,049
Space Systems	1,128	1,167	1,042
Integrated Systems & Solutions	85	101	98
Information & Technology Services	81	13	16

	$4,331	$4,028	$4,256

(a)	Operating profit included equity in net earnings (losses) of equity investees as follows:

(In millions)	2005	2004	2003
Electronic Systems	$4	$5	$—
Space Systems	72	71	51
Information & Technology Services	35	16	15

Total business segments	111	92	66
Corporate activities	(3)	(25)	41

	$108	$67	$107

(b)	Net unallocated Corporate expense includes the following:

(In millions)	2005	2004	2003
FAS/CAS pension adjustment	$(626)	$(595)	$(300)
Items not considered in segment operating performance	173	(215)	(153)
Other	7	(77)	4

	$(446)	$(887)	$(449)

For information regarding the items not considered in management’s evaluation of segment operating performance, see Notes 2, 7, 8, 9, 10 and 17 to the consolidated financial statements.

(c)	The Corporation has no significant long-lived assets located in foreign countries.

(d)	Assets primarily include cash, investments, deferred income taxes and the prepaid pension asset.

Net Sales by Customer Category

(In millions)	2005	2004	2003
U.S. Government
Aeronautics	$8,883	$7,876	$6,613
Electronic Systems	8,504	7,909	7,363
Space Systems	6,409	5,180	4,928
Integrated Systems & Solutions	4,016	3,742	3,252
Information & Technology Services	3,816	3,589	2,799

	$31,628	$28,296	$24,955

Foreign governments (a) (b)
Aeronautics	$2,770	$3,896	$3,580
Electronic Systems	1,917	1,731	1,526
Space Systems	—	4	—
Integrated Systems & Solutions	60	29	16
Information & Technology Services	90	94	79

	$4,837	$5,754	$5,201

Commercial (b)
Aeronautics	$19	$13	$13
Electronic Systems	159	89	107
Space Systems	411	1,175	1,096
Integrated Systems & Solutions	55	80	154
Information & Technology Services	104	119	298

	$748	$1,476	$1,668

	$37,213	$35,526	$31,824

(a)	Sales made to foreign governments through the U.S. Government are included in the foreign governments category above.

(b)	International sales, including export sales reflected in the foreign governments and commercial categories above, were approximately $5.1 billion, $6.0 billion and $5.6 billion in 2005, 2004 and 2003, respectively.

Note 17 – Summary of Quarterly Information (Unaudited)

	2005 Quarters
(In millions, except per share data)	First(a)	Second(b)	Third	Fourth(c)
Net sales	$8,488	$9,295	$9,201	$10,229
Operating profit	630	764	706	886
Net earnings	369	461	427	568
Basic earnings per share	0.84	1.03	0.97	1.31
Diluted earnings per share	0.83	1.02	0.96	1.29

	2004 Quarters
(In millions, except per share data)	First	Second	Third	Fourth(d)
Net sales	$8,347	$8,776	$8,438	$9,965
Operating profit	536	544	561	448
Net earnings	291	296	307	372
Basic earnings per share	0.66	0.67	0.69	0.84
Diluted earnings per share	0.65	0.66	0.69	0.83

(a)	Net earnings for the first quarter of 2005 included the following items: a gain related to the sale of our 25% interest in Intelsat, Ltd. which increased net earnings by $31 million ($0.07 per share); and a charge related to impairment in the value of a single telecommunications satellite operated by one of our wholly-owned subsidiaries which reduced net earnings by $19 million ($0.04 per share).

(b)	Net earnings for the second quarter of 2005 included the following items: recognition of a deferred gain related to the June 2005 initial public offering of shares of Inmarsat which increased net earnings by $27 million ($0.06 per share).

(c)	Net earnings for the fourth quarter of 2005 included the following items: a gain related to the sale of Inmarsat shares in a private transaction which increased net earnings by $55 million ($0.13 per share); a gain related to the sale of the Corporation’s interest in NeuStar which increased net earnings by $19 million ($0.04 per share).

(d)	Net earnings for the fourth quarter of 2004 included the following items: a charge related to Pit 9 litigation which decreased net earnings by $117 million ($0.26 per share); a charge related to the early repayment of debt which decreased net earnings by $100 million ($0.22 per share); the closure of an IRS examination which increased net earnings by $144 million ($0.32 per share); a gain on the sale of interest in New Skies Satellites, N.V. which increased net earnings by $59 million ($0.13 per share); and a gain on the sale of COMSAT General business which increased net earnings by $4 million ($0.01 per share).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Controls and Procedures” on page 74 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 was reported on a Form 8-K during that period.

In lieu of filing a separate Form 8-K to report the information described below, the Corporation has elected to include the information in its Form 10-K as permitted by applicable SEC rules.

In accordance with its charter, the Management Development and Compensation Committee and the Stock Option Subcommittee (together, the “Committee”) of Lockheed Martin Corporation’s Board of Directors reviews and approves Corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance and recommends to the independent members of the Board the compensation level based on that evaluation. The Committee also makes recommendations to the independent members of the Board of Directors concerning the compensation of the Corporation’s other executive officers. On February 23, 2006, the Committee established the key performance objectives that will be used to evaluate corporate and executive officer performance for purposes of determining incentive compensation awards under the Lockheed Martin Management Incentive Compensation Plan (“MICP”) for 2006. The Committee generally reviews and makes annual incentive compensation awards in the first quarter following completion of each year. Each of the executive officers is assigned a targeted percentage (ranging from 65 percent to 125 percent) of base salary determined by the level of importance and responsibility of the participant’s position in the Corporation. The amount of incentive compensation generated by the target percentage is adjusted upwards or downwards after assessment by the Committee of corporate performance and the individual’s contribution to that performance. Following adjustment for corporate and individual performance ratings, the bonuses payable under the MICP for the executive officers can range from 0 percent to 195 percent of the target bonus amount, or higher at the discretion of the Committee. In determining the adjustment for individual performance, the Committee also considers subjective criteria, such as the accomplishment of individual goals and contributions to operational performance, as well as the individual’s implementation of and adherence to the Corporation’s policy on ethics and standards of conduct, customer satisfaction, teamwork, and retention and development of key personnel.

For 2006, the Committee plans to evaluate corporate performance, in part, by comparison of 2006 actual results to selected financial performance measures from the Corporation’s 2006 long-range plan. In evaluating 2006 MICP awards, the Committee plans to consider the following measures of financial performance: orders; sales; operating earnings before income taxes; operating margin; earnings per share; cash from operations; capital expenditures; and return on invested capital. Other objectives that the Committee plans to evaluate to determine MICP awards for 2006 include: the Corporation’s mission success; competitive win rates; achievement of focus program objectives; ability to protect funding for existing programs; realization of available award fees; achievement of enterprise objectives and savings; reduction in the number of programs characterized internally as red or watch programs; achievement of ethics awareness and compliance training objectives; achievement of corporate diversity maturity model objectives; and achievement of hiring targets. In addition, the Committee plans to consider the following measures: consummation of the ULA joint venture; the Corporation’s success in continuing to expand into adjacent market opportunities; the Corporation’s success in deploying cash to increase shareholder value; the Corporation’s ability to increase the velocity of executing acquisitions; the ability to drive productivity and continuous improvement through the Corporation’s LM21 program; the ability of management to institutionalize full spectrum leadership imperatives in talent development and performance assessments; the ability to enhance and execute an investor relations strategy to further differentiate the Corporation from its competitors; the ability to reduce escalating medical costs through implementation of an employee health wellness strategy; and the Corporation’s success in expanding business continuity planning to include global pandemic disease threats. Selection of and weighting of the various criteria in determining MICP awards is within the Committee’s discretion and may vary from year to year. The Committee retains discretion to determine the amount of actual awards, if any.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2006 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

We have had a written code of ethics in place since our formation in 1995. Our Code of Ethics and Business Conduct applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to members of our Board of Directors. A copy of our Code of Ethics Business Conduct is available on our investor relations website: www.lockheedmartin.com/investor. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in the 2006 Proxy Statement and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the heading “Securities Owned by Directors, Nominees and Named Executive Officers” and “Equity Compensation Plan Information” in the 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors – Fees Paid to Independent Auditors” in the 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of Financial Statements filed as part of the Form 10-K.

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:

The report of Lockheed Martin’s independent registered public accounting firm with respect to internal control over financial reporting and their report on the above-referenced financial statements appear on pages 77 through 79 of this Form 10-K. The consent of Lockheed Martin’s independent registered public accounting firm appears as Exhibit 23 of this Form 10-K.

(2) List of Financial Statement Schedules filed as part of this Form 10-K.

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements

(3) Exhibits

3.1	Charter of Lockheed Martin Corporation (incorporated by reference to Exhibit 3.1 of the Corporation’s Current Report on Form 8-K/A filed with the SEC on July 22, 2003).

3.2	Bylaws of Lockheed Martin Corporation as last amended effective October 28, 2005 (incorporated by reference to Exhibit 3.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2005).

4.1	Indenture dated May 16, 1996, between the Corporation, Lockheed Martin Tactical Systems, Inc., and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4 to Lockheed Martin Corporation’s Form 8-K filed with the SEC on May 16, 1996).

4.2	Indenture for the $1,000,000,000 aggregate principal amount outstanding of Floating Rate Convertible Senior Debentures due August 13, 2033, between Lockheed Martin Corporation and The Bank of New York, as Trustee, dated as of August 13, 2003 (incorporated by reference to Exhibit 4.4 of Lockheed Martin Corporation’s Registration Statement on Form S-3 (No. 333-108333) filed with the SEC on August 28, 2003).

4.3	First Supplemental Indenture for the $1,000,000,000 aggregate principal amount outstanding of Floating Rate Convertible Senior Debentures due August 13, 2033, between Lockheed Martin Corporation and The Bank of New York, as Trustee, dated December 6, 2004 (incorporated by reference to Exhibit 99 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2004).

See also Exhibits 3.1 and 3.2.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2005).

10.3	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Martin Marietta Corporation Postretirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.5	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.6	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.7	Lockheed Martin Supplementary Pension Plan for Employees of Transferred GE Operations, effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8	Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended (incorporated by reference to Exhibit 10(v) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9	Incentive Retirement Benefit Plan for Certain Executives of Lockheed Corporation, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.10	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11	Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.12	Deferred Compensation Plan for Directors of Lockheed Corporation (incorporated by reference to Exhibit 10.30 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.13	Lockheed Corporation Directors’ Deferred Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.14	Trust Agreement, dated December 22, 1994, between Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.15	Lockheed Martin Corporation Directors Charitable Award Plan (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10(dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.17	Lockheed Martin Corporation Postretirement Death Benefit Plan for Elected Officers, as amended (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.18	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.19	Resolutions of Board of Directors of Lockheed Martin Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.20	Lockheed Martin Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2005).

10.21	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.22	Lockheed Martin Corporation Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on June 28, 2005).

10.23	COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

10.24	Amendment to Lockheed Martin Corporation Nonqualified Retirement Plans (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Deferred Management Incentive Compensation Plan of Lockheed and its subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.26	Lockheed Martin Corporation 2003 Incentive Performance Award Plan, as amended (incorporated by reference to the Corporation’s 2005 Annual Proxy Statement filed with the SEC on Schedule 14A on March 18, 2005).

10.27	Key Executive Retention Bonus Agreement dated December 10, 2001 (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.28	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.29	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.30	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.31	Lockheed Martin Supplemental Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.32	Long-Term Performance Award Amendment effective January 1, 2005 (applicable to the 2001-2003, 2002-2004, 2003-2005 and 2004-2006 performance periods) (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.33	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2004-2006 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.34	Form of Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2006-2008 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.4 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.35	Salary and Incentive Cash Compensation for Named Executive Officers (incorporated by reference to Exhibit 99.1 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.36	Executive Retention Agreement, between Lockheed Martin Corporation Aeronautics Company and Ralph D. Heath, dated June 23, 2003 (incorporated by reference to Exhibit 99 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 20, 2005).

10.37	Professional Services Agreement, between Lockheed Martin Corporation and Dain M. Hancock, dated December 16, 2004 (incorporated by reference to Exhibit 99 of Lockheed Martin Corporation’s Current Report on
Form 8-K filed with the SEC on December 21, 2004).

10.38	Form of Restricted Stock Unit Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.2 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.39	Restricted Stock Unit Agreement for Robert J. Stevens, dated February 1, 2006 (incorporated by reference to Exhibit 99.3 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.40	Lockheed Martin Management Incentive Compensation Plan — 2006 Corporate Performance Objectives.

10.41	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, LLC (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*	Exhibits 10.1 through 10.27 and 10.29 through 10.40 constitute management contracts or compensatory plans or arrangements.

12	Computation of ratio of earnings to fixed charges for the year ended December 31, 2005.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Robert J. Stevens.

31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

/s/ Martin T. Stanislav
MARTIN T. STANISLAV Vice President and Controller (Chief Accounting Officer)

Date: February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Stevens	Chairman, President, Chief Executive Officer and Director	February 27, 2006
ROBERT J. STEVENS

/s/ Christopher E. Kubasik	Executive Vice President and Chief Financial Officer	February 27, 2006
CHRISTOPHER E. KUBASIK

/s/ E.C. “Pete” Aldridge, Jr.*	Director	February 27, 2006
E.C. “PETE” ALDRIDGE, JR.

/s/ Nolan D. Archibald*	Director	February 27, 2006
NOLAN D. ARCHIBALD

/s/ Marcus C. Bennett*	Director	February 27, 2006
MARCUS C. BENNETT

/s/ James O. Ellis, Jr.*	Director	February 27, 2006
JAMES O. ELLIS, JR.

/s/ Gwendolyn S. King*	Director	February 27, 2006
GWENDOLYN S. KING

/s/ James M. Loy*	Director	February 27, 2006
JAMES M. LOY

/s/ Douglas H. McCorkindale*	Director	February 27, 2006
DOUGLAS H. MCCORKINDALE

/s/ Eugene F. Murphy*	Director	February 27, 2006
EUGENE F. MURPHY

/s/ Joseph W. Ralston*	Director	February 27, 2006
JOSEPH W. RALSTON

/s/ Frank Savage*	Director	February 27, 2006
FRANK SAVAGE

/s/ James M. Schneider*	Director	February 27, 2006
JAMES M. SCHNEIDER

/s/ Anne Stevens*	Director	February 27, 2006
ANNE STEVENS

/s/ James R. Ukropina*	Director	February 27, 2006
JAMES R. UKROPINA

/s/ Douglas C. Yearley*	Director	February 27, 2006
DOUGLAS C. YEARLEY

*By:	/s/ James B. Comey	February 27, 2006
(JAMES B. COMEY, Attorney-in-fact**)

**	By authority of Powers of Attorney filed with this Annual Report on Form 10-K.