Form 10-Q
period 2006-03-31
LOCKHEED MARTIN CORP
filed 2006-04-27
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act). (Check one)

Large Accelerated Filer ☒	Accelerated Filer ☐	Non–Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2006
Common stock, $1 par value	431,882,361

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

Page No.
Part II. Other Information (continued)

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41

Exhibit 10.1	Professional Services Agreement between Lockheed Martin Corporation and Anthony G. Van Schaick

Exhibit 10.2	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended March 31,
	2006	2005
	(In millions, except per share data)
Net sales
Products	$7,944	$7,248
Services	1,270	1,240

	9,214	8,488

Cost of Sales
Products	7,202	6,648
Services	1,102	1,094
Unallocated Corporate costs	150	204

	8,454	7,946

	760	542
Other income and expenses, net	211	88

Operating profit	971	630
Interest expense	94	90

Earnings before income taxes	877	540
Income tax expense	286	171

Net earnings	$591	$369

Earnings per common share
Basic	$1.36	$0.84

Diluted	$1.34	$0.83

Cash dividends declared per common share	$0.30	$0.25

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited) March 31, 2006	December 31, 2005
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,682	$2,244
Short-term investments	457	429
Receivables	4,832	4,579
Inventories	1,916	1,921
Deferred income taxes	830	861
Other current assets	511	495

Total current assets	11,228	10,529

Property, plant and equipment, net	3,884	3,924
Goodwill	8,534	8,447
Purchased intangibles, net	538	560
Prepaid pension asset	1,315	1,360
Other assets	2,940	2,924

	$28,439	$27,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,950	$1,998
Customer advances and amounts in excess of costs incurred	4,425	4,331
Salaries, benefits and payroll taxes	1,422	1,475
Current maturities of long-term debt	219	202
Other current liabilities	1,751	1,422

Total current liabilities	9,767	9,428

Long-term debt	4,762	4,784
Accrued pension liabilities	2,286	2,097
Other postretirement benefit liabilities	1,315	1,277
Other liabilities	2,373	2,291

Stockholders’ equity:
Common stock, $1 par value per share	430	432
Additional paid-in capital	1,404	1,724
Retained earnings	7,737	7,278
Accumulated other comprehensive loss	(1,635)	(1,553)
Other	—	(14)

Total stockholders’ equity	7,936	7,867

	$28,439	$27,744

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(In millions)
Operating Activities:
Net earnings	$591	$369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	135	126
Amortization of purchased intangibles	39	37
Changes in operating assets and liabilities:
Receivables	(217)	(58)
Inventories	5	84
Accounts payable	(12)	75
Customer advances and amounts in excess of costs incurred	95	238
Other	549	677

Net cash provided by operating activities	1,185	1,548

Investing Activities:
Expenditures for property, plant and equipment	(98)	(89)
Purchase of short-term investments, net	(28)	(10)
Acquisitions / investments in affiliated companies	(153)	(413)
Divestitures of businesses / investments in affiliated companies	156	762
Other	6	2

Net cash (used for) provided by investing activities	(117)	252

Financing Activities:
Issuances of common stock and related amounts	391	111
Repurchases of common stock	(883)	(134)
Common stock dividends	(132)	(110)
Repayments of long-term debt	(6)	—

Net cash used for financing activities	(630)	(133)

Net increase in cash and cash equivalents	438	1,667
Cash and cash equivalents at beginning of period	2,244	1,060

Cash and cash equivalents at end of period	$2,682	$2,727

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Lockheed Martin Corporation (Lockheed Martin or the Corporation) has continued to follow the accounting policies set forth in the consolidated financial statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC), except for the adoption of Statement of Financial Accounting Standards (FAS) 123(R), Stock-Based Compensation, as disclosed in Note 3. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2006 presentation.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted per share amounts were computed based on net earnings for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. The weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method, and for the dilutive effects of the conversion obligation in excess of accreted principal related to the Corporation’s $1.0 billion of floating rate convertible debentures. The conversion obligation had no dilutive effect in periods prior to the first quarter of 2006.

The debentures are convertible by holders into shares of the Corporation’s common stock on a contingent basis under the circumstances described in the indenture related to these securities. The debentures are not convertible unless the price of the Corporation’s common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter, or unless certain other events occur. The conversion price was $74.12 per share at March 31, 2006, and is expected to change over time as provided for in the indenture agreement. The Corporation has irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures in respect of its conversion obligations, but has retained the right to elect to satisfy any and all conversion obligations in excess of the accreted principal amount of the debentures in cash and/or common stock. Though the Corporation retains that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used and that those shares be included in the calculation of weighted average common shares outstanding for diluted earnings per share computations. The number of shares in the first quarter of 2006 was not material.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Unless otherwise noted, all per share amounts cited in these financial statements are presented on a “per diluted share” basis.

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(In millions, except per share data)
Net earnings for basic and diluted computations	$591	$369

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	436.0	441.3
Dilutive stock options and convertible securities	5.3	5.2

Average number of common shares outstanding for diluted computations	441.3	446.5

Earnings per common share
Basic	$1.36	$0.84

Diluted	$1.34	$0.83

NOTE 3 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Corporation adopted FAS 123(R), Share-Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Compensation cost for stock options is generally recognized ratably over the three-year vesting period for active non-retirement eligible employees and over the initial one-year vesting period for active, retirement eligible employees. Compensation costs for restricted stock awards (RSAs) and restricted stock units (RSUs) granted to employees are recognized ratably over the vesting period. The Corporation has continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of FAS 123(R).

Compensation costs related to stock options and restricted stock for the quarter ended March 31, 2006 totaled $30 million, and are included in the statement of earnings in cost of sales. The net impact to earnings was $18 million ($0.04 per share). Compensation

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

cost related to restricted stock in prior periods was not material; therefore, the above amounts approximate the incremental impact of adopting FAS 123(R) as compared to the application of the original provisions of FAS 123.

Prior to January 1, 2006, the Corporation measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for stock options awarded consistent with the provisions of FAS 123. The pro forma disclosures for the quarter ended March 31, 2005 set forth below include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense related to retirement eligible employees with outstanding and unvested stock option awards. This adjustment reflects the service period as one year rather than the original vesting period since the Corporation’s stock option award agreements allow employees to retain all stock option awards held through the initial vesting date prior to retirement, and to continue vesting in the award as if their employment had continued.

The Corporation’s reported and pro forma earnings per share information for the first quarter of 2005 follows:

Three Months Ended March 31, 2005
(In millions, except per share data)

Net earnings:
As reported	$369
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense	(14)
Inception-to-date adjustment	(33)

Pro forma	$322

Earnings per basic share:
As reported	$0.84
Fair value-based, pro forma compensation expense	(0.03)
Inception-to-date adjustment	(0.08)

Pro forma	$0.73

Earnings per diluted share:
As reported	$0.83
Fair value-based, pro forma compensation expense	(0.03)
Inception-to-date adjustment	(0.08)

Pro forma	$0.72

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of the Corporation’s stock over the past five years. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of FAS 123(R), the Corporation recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under FAS 123. The impact of forfeitures is not material. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.50%	3.70%
Dividend yield	1.80%	1.73%
Volatility factors related to expected price of Lockheed Martin stock	0.260	0.259
Expected option life	5 years	5 years

Stock-Based Compensations Plans

At March 31, 2006, the Corporation had in place the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, employees may be granted stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or stock units. Employees may also be granted cash-based incentive awards. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation, including consideration of the impact of the expensing of stock option awards in connection with our adoption of FAS 123(R).

The Award Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant, that no award of stock options may become fully vested prior to the second anniversary of the grant and that no portion of a stock option grant may become vested in less than one year, except for 1.5 million stock options that are specifically exempted from vesting restrictions. The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement or layoff. The Award Plan does not impose any minimum vesting periods on other types of awards. The maximum term of a stock option or any other award is 10 years.

RSAs and RSUs issued under the Award Plan are recorded based on the market value of the Corporation’s common stock on the date of the award and the related compensation

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

expense is recognized over the vesting period. Recipients of RSAs are entitled to receive cash dividends and to vote their respective shares, but are prohibited from selling or transferring shares prior to vesting. The RSAs generally vest over three to five years from the grant date. Recipients of RSU’s are also entitled to receive dividends. The accounting treatment for RSUs is similar to the accounting for RSAs, except that the shares are not issued until the RSUs vest, no earlier than three years from the date of the award.

Under the Directors Plan, approximately 50% of a director’s annual compensation is awarded based on each director’s election to receive such compensation in the form of stock units which track investment returns to changes in value of the Corporation’s common stock with dividends reinvested, options to purchase common stock or a combination of the two. The Directors Plan requires that options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Except in certain circumstances, stock options and stock units issued under the Directors Plan vest on the first anniversary of the grant. The maximum term of a stock option is 10 years.

The Award Plan and the Directors Plan, as well as the number of shares of Lockheed Martin common stock authorized for issuance under these plans, have been approved by the stockholders of the Corporation. At March 31, 2006, the number of shares of Lockheed Martin common stock reserved for issuance under the Corporation’s stock option and award plans totaled 47.2 million. The Corporation issues new shares upon the exercise of stock options or vesting of RSUs.

Stock Option Activity

The following table summarizes stock option activity related to the Corporation’s plans for the three months ended March 31, 2006:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2005	34,138	$47.64
Granted	3,823	67.97
Exercised	(8,503)	45.93
Terminated	(45)	44.44

Outstanding at March 31, 2006	29,413	50.78	6.7	$716.3

Vested and unvested expected to vest at March 31, 2006	29,211	50.70	6.7	713.8

Exercisable at March 31, 2006	19,169	46.03	5.5	557.8

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The weighted-average grant-date fair values of stock options granted during the quarters ended March 31, 2006 and 2005 were $17.64 and $14.16, respectively. Stock options granted vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The total intrinsic value of stock options exercised during the same periods was $208 million and $55 million, respectively. The total fair value of stock options vested during those periods was $103 million and $76 million, respectively.

RSU and RSA Activity

The following table summarizes activity related to unvested RSUs and RSAs for the three months ended March 31, 2006:

	Number of RSUs / RSAs (In thousands)	Weighted Average Grant- Date Fair Value Per Share
Nonvested at December 31, 2005	577	$46.04
Granted	1,310	67.97
Vested	(15)	45.64
Terminated	(9)	49.41

Nonvested at March 31, 2006	1,863	61.45

There were no grants of RSAs or RSUs in the first quarter of 2005.

As of March 31, 2006, there was $199 million of total unrecognized compensation cost related to non-vested stock options, RSUs and RSAs. That cost is expected to be recognized over a weighted-average period of 2.2 years. Cash received from the exercise of stock options for the quarters ended March 31, 2006 and 2005 totaled $391 million and $111 million, respectively. In addition, the Corporation will realize a $73 million tax benefit from the exercise of stock options for the quarter ended March 31, 2006 as it makes its tax payments during the remainder of the year. In accordance with FAS 123(R), $69 million of this benefit will be classified as a financing cash inflow in the statement of cash flows, and the balance will be classified as cash from operations. The $19 million tax benefit from stock options exercised in the quarter ended March 31, 2005 was realized in the quarter ended June 30, 2005 and was classified as cash from operations in its entirety.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – INVENTORIES

	March 31, 2006	December 31, 2005
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$5,005	$5,121
Less customer advances and progress payments	(3,404)	(3,527)

	1,601	1,594
Other inventories	315	327

	$1,916	$1,921

Work in process inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services, of $181 million and $190 million at March 31, 2006 and December 31, 2005, respectively, to provide contracted launch services.

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to the Corporation’s plans include the following components:

	Three Months Ended March 31,
	2006	2005
	(In millions)
Defined benefit pension plans
Service cost	$224	$213
Interest cost	389	384
Expected return on plan assets	(482)	(436)
Amortization of prior service cost	20	20
Recognized net actuarial losses	83	98

Total net pension expense	$234	$279

Retiree medical and life insurance plans
Service cost	$14	$14
Interest cost	49	57
Expected return on plan assets	(30)	(25)
Amortization of prior service cost	(6)	3
Recognized net actuarial losses	11	15

Total net postretirement expense	$38	$64

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Corporation made discretionary prepayments totaling $980 million in 2005 to the defined benefit pension plans’ trust which will reduce its cash funding requirements for 2006. In 2006, the Corporation’s required contributions are expected to be $100 million to $110 million for its defined benefit plan’s pension trust, after giving consideration to the 2005 prepayments, and $230 million to $240 million for its retiree medical and life insurance plans. There were no contributions in the first quarter of 2006.

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

The Corporation or its subsidiaries are parties to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation’s consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty. These matters include the following items:

On March 27, 2006, a government investigator served the Corporation with a subpoena issued by a grand jury in the United States District Court for the Northern District of Ohio. The subpoena seeks documents related to the Corporation’s application for patents issued in the United States and the United Kingdom relating to a missile detection and warning technology. The Corporation is cooperating with the government’s investigation.

On February 6, 2004, the Corporation submitted a certified contract claim to the United States seeking contractual indemnity for remediation and litigation costs (past and future) associated with its former facility in Redlands, California. The claim was submitted pursuant to a claim sponsorship agreement with The Boeing Company (Boeing), executed in 2001, in Boeing’s capacity as the prime contractor on the Short Range Attack Missile (SRAM) program. The contract for the SRAM program, which formed a significant portion of the Corporation’s work at the Redlands facility, contained special contractual indemnities from the U.S. Air Force, as authorized by Public Law 85-804. On August 31, 2004, the United States denied the claim. The Corporation’s appeal of that decision is pending before the Armed Services Board of Contract Appeals.

On August 28, 2003, the Department of Justice filed complaints in partial intervention in two previously reported lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al v. Lockheed Martin Corporation, et al, and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The Department alleges that the Corporation committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by failing to properly handle, store, and transport hazardous waste and that it violated the False Claims Act by purportedly misleading Department of Energy (DoE) officials and

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

state regulators regarding the nature and extent of environmental noncompliance at the plant. The Corporation disputes the allegations and is defending against them.

Nine lawsuits were filed against the Corporation as a result of an incident in July 2003 at its aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven of its employees and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision, intentional infliction of emotional distress and, in the case of the federal actions, racial or gender discrimination. On July 14, 2005, the U.S. Court of Appeals for the Fifth Circuit reversed the District Court’s decision denying our motion for partial summary judgment in the Erica Willis Tanks v. Lockheed Martin lawsuit and dismissed the wrongful death and other state tort claims. On August 26, 2005, the District Court dismissed the wrongful death and other state tort claims in the other five lawsuits pending before it. Two of the lawsuits filed in state court, Fitzgerald v. Lockheed Martin and Miller v. Lockheed Martin, have been settled.

On June 10, 2003, Lockheed Martin filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against Boeing and various individuals. On May 24, 2004, the Corporation filed an amended and supplemental complaint, which presently alleges that the defendants solicited, acquired and used Lockheed Martin’s proprietary information during the competition for awards under the U.S. Air Force’s Evolved Expendable Launch Vehicle (EELV) programs and others in violation of Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on the Corporation’s purported disclosure to the U.S. Air Force and the government of Boeing’s possession and use of Lockheed Martin’s documents in the EELV and other competitions. In connection with the proposed formation of United Launch Alliance (see Note 8), Boeing and Lockheed Martin have agreed, simultaneous with the closing of the transaction, that they will immediately dismiss all claims against each other. On May 5, 2005, upon motions of Boeing and the Corporation, the U.S. District Court suspended all activity in the cases pending the outcome of the transaction.

In 1995, Space Systems Loral filed a lawsuit in the U.S. District Court for the Northern District of California alleging that the Corporation’s series A2100, 3000, 4000, 5000 and 7000 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. The Corporation believes that its satellites do not infringe the patent and is vigorously defending the case.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Environmental matters – The Corporation is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of its current or former facilities. At March 31, 2006 and December 31, 2005, the aggregate amount of liabilities recorded relative to environmental matters was $464 million. Environmental cleanup activities usually span several years, which makes estimating liabilities more judgmental due to, for example, changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. These factors are considered in estimates of the timing and amount of any future costs that may be required for remediation actions. The recorded liabilities have not been discounted, as the timing of cash payments is not fixed or cannot be reliably determined.

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

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, the Corporation is investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents and has submitted a plan approved by the Regional Board to maintain public water supplies with respect to chlorinated solvents during the investigation. Following further study of perchlorate health effects by both the National Academy of Sciences and by the U.S. EPA, California reaffirmed a six parts per billion (ppb) public health goal for perchlorates in March 2005. Although the six ppb public health goal is not a legally enforceable drinking water standard, the Corporation has

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

developed and is in the process of implementing a preliminary remediation plan to meet the six ppb goal in anticipation that California may promulgate an enforceable standard at that level.

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

NOTE 7 – INFORMATION ON BUSINESS SEGMENTS

The Corporation operates in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). The business segments have been organized based on the nature of the products and services offered. In the following table related to the caption “Operating profit,” total operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 3), the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

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

	Three Months Ended March 31,
	2006	2005
	(In millions)
Selected Financial Data by Business Segment

Net sales
Aeronautics	$2,671	$2,766
Electronic Systems	2,630	2,257
Space Systems	1,969	1,662
Integrated Systems & Solutions	1,019	958
Information & Technology Services	925	845

	$9,214	$8,488

Operating profit
Aeronautics	$240	$222
Electronic Systems	323	232
Space Systems	193	153
Integrated Systems & Solutions	93	84
Information & Technology Services	82	71

Total business segments	931	762
Net unallocated Corporate expense	40	(132)

	$971	$630

Intersegment revenue
Aeronautics	$27	$17
Electronic Systems	172	132
Space Systems	34	44
Integrated Systems & Solutions	169	147
Information & Technology Services	203	228

	$605	$568

NOTE 8 – OTHER

In the first quarter of 2006, the Corporation sold 21 million of its shares in Inmarsat plc for $132 million, reducing its ownership from 5.3% to less than 1%. The transaction resulted in the recording of a gain, net of state income taxes, of $127 million in other income and expenses, and an increase in net earnings of $83 million ($0.19 per share).

Also in the first quarter of 2006, the Corporation received proceeds from the sale of the assets of Space Imaging, LLC. The transaction resulted in a gain, net of state income taxes, of $23 million, and increased net earnings by $15 million ($0.03 per share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In 2005, Lockheed Martin and Boeing entered into an agreement to create a joint venture that would combine the production, engineering, test and launch operations associated with U.S. Government launches of the Corporation’s Atlas launch vehicles and Boeing’s Delta launch vehicles. The joint venture, named United Launch Alliance, LLC (ULA), is structured as a 50-50 joint venture and would be accounted for as an equity investment. Under the terms of the joint venture, Atlas and Delta expendable launch vehicles would continue to be available as alternatives on individual launch missions. The agreement also stipulates that, upon closing of the transaction, Lockheed Martin and Boeing will dismiss all claims against each other in the pending civil litigation related to a previous competition for launches under the Air Force EELV program (see Note 6 for a discussion of that litigation).

The closing of the ULA transaction is subject to conditions to closing, including government and regulatory approvals and agreements in the United States and internationally. The agreement between Lockheed Martin and Boeing provides that if the conditions to closing are not satisfied and the ULA transaction is not consummated by March 31, 2006, either Boeing or Lockheed Martin may terminate the joint venture agreement. On March 31, 2006, the conditions to closing had not been satisfied because the ULA transaction remained subject to an October 24, 2005 request from the Federal Trade Commission (FTC) for additional information in response to Lockheed Martin and Boeing’s pre-merger notices under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). The FTC’s “second request” extends the period the FTC is permitted to review the transaction under the HSR Act. At the present time, Lockheed Martin does not know when, or if, the FTC will terminate the HSR statutory waiting period. As a result, closing of the ULA transaction has not been scheduled, and either party may terminate the transaction at any time prior to satisfaction of the regulatory and other closing conditions and closing. The Corporation does not expect that the formation of ULA would have a material impact on the Corporation’s results of operations or financial position for 2006.

In the first quarter of 2005, the Corporation received proceeds of $752 million in connection with the sale of its 25% interest in Intelsat, Ltd., and recorded a gain, net of state income taxes, of $47 million in other income and expenses. The gain increased net earnings by $31 million ($0.07 per share).

Also in the first quarter of 2005, the Corporation recorded a charge, net of state income tax benefits, of $30 million in cost of sales related to impairment in the value of a single telecommunications satellite operated by a wholly-owned subsidiary of the Corporation. The charge reduced net earnings by $19 million ($0.04 per share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The components of comprehensive income for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(In millions)

Net earnings	$591	$369

Other comprehensive loss:
Reclassification adjustment related to available-for-sale investments	(79)	—
Other	(3)	(6)

	(82)	(6)

Comprehensive income	$509	$363

The reclassification adjustment represents the reclassification of the unrealized gain recorded in accumulated other comprehensive income related to our investment in Inmarsat, as the Corporation realized a gain on the sale of Inmarsat shares in the first quarter of 2006 which is reflected in net earnings.

Federal and foreign income tax payments, net of refunds received, were not material for the three months ended March 31, 2006. The Corporation received net federal and foreign income tax refunds of $58 million in the first quarter of 2005. The Corporation’s total interest payments were $22 million and $17 million for the three months ended March 31, 2006 and 2005, respectively.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of March 31, 2006, and the related condensed consolidated statement of earnings for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Baltimore, Maryland

April 25, 2006

Lockheed Martin Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2006

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems, products and services. We mainly serve customers in domestic and international defense, civil agencies, and homeland security. Our sales to agencies of the U.S. Government represented 85% of our sales in 2005. Of the remaining 15% of sales, approximately 13% related to sales to international customers, with the remainder attributable to commercial customers. Our main areas of focus are in defense, space, intelligence / homeland security, and government information technology.

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). As a lead systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft, spacecraft and launch services.

The following discussion should be read along with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows describes the contributions of each of our business segments to our consolidated sales and operating profit for the quarters ended March 31, 2006 and 2005. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Most of our services sales are generated in our Information & Technology Services segment.

Net sales for the first quarter of 2006 were $9.2 billion, a 9% increase over the first quarter 2005 sales of $8.5 billion. Sales increased in every business segment except

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Aeronautics, which experienced a slight decrease due to declines in F-16 volume and fewer C-130J deliveries.

Other income and expenses, net was $211 million for the first quarter of 2006 compared to $88 million recorded in the comparable 2005 period. The increase was primarily due to the $127 million gain associated with the sale of Inmarsat stock and the $23 million gain from the sale of the assets of Space Imaging LLC. The 2005 results included a $47 million gain from the sale of Intelsat. In addition, the increase between the periods reflected an increase in interest income recorded in the 2006 period, resulting primarily from higher cash balances and interest rates.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (FAS) 123(R), Share-Based Payments, and related rules, on a modified prospective basis (see Note 3). Under this method, we recognize compensation cost related to the estimated fair value of unvested stock options and restricted stock granted in 2006 and prior years. Prior to January 1, 2006, we measured compensation cost for stock options using the intrinsic value method, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method. Compensation costs related to stock options and restricted stock for the quarter ended March 31, 2006 totaled $30 million, and is included in the statement of earnings in cost of sales. The net impact to earnings was $18 million ($0.04 per share). Compensation cost related to restricted stock in prior periods was not material; therefore, the above amounts approximate the incremental impact of adopting FAS 123(R) as compared to the application of the original provisions of FAS 123. As of March 31, 2006, there was $199 million of total unrecognized compensation cost related to non-vested stock options, restricted stock units and restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Operating profit (earnings before interest and taxes) for the first quarter of 2006 was $971 million, an increase of 54% from the $630 million recorded in 2005. Operating profit increased in all five business segments during the quarter ended March 31, 2006 from the comparable 2005 period.

Interest expense for the first quarter of 2006 was $94 million, $4 million higher than the comparable period in 2005. This was primarily the result of an increase the floating interest rate on the $1.0 billion of convertible debentures issued in August 2003.

Our effective income tax rates for the quarters ended March 31, 2006 and 2005 were 32.6% and 31.7%, respectively. The tax rate is higher for the quarter ended March 31, 2006 because of higher earnings taxed at the 35% statutory rate and lower tax benefits related to export sales. For both periods, the effective tax rates were lower than the 35% statutory rate primarily due to tax benefits related to export sales, the tax deduction for U.S. manufacturing activities and deductions for dividends related to our employee stock ownership plan.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Net earnings for the first quarter of 2006 were $591 million ($1.34 per share) compared to $369 million ($0.83 per share) reported in the first quarter of 2005.

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

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended March 31,
	2006	2005
	(In millions)

Net sales	$2,671	$2,766
Operating profit	240	222

Net sales for Aeronautics decreased by 3% for the quarter ended March 31, 2006 from 2005 due to a decline in Air Mobility, which more than offset higher volume in Combat Aircraft. The decline in Air Mobility is primarily attributable to fewer C-130J deliveries. The increase in Combat Aircraft sales was mainly due to higher volume on the F-35 and F-22 programs, which more than offset a decline in F-16 volume.

Aeronautics’ operating profit increased by 8% in the first quarter of 2006 compared to 2005 due to increases in both Combat Aircraft and other aeronautics programs, which more than offset declines in Air Mobility. In Combat Aircraft, higher volume and improved performance on the F-22 program was partially offset by reduced volume on F-16 programs. Improved performance on other aeronautics programs also contributed to the increase in operating profit during the quarter. The decline in Air Mobility operating profit was primarily due to fewer C-130J deliveries and lower volume on other air mobility programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended March 31,
	2006	2005
	(In millions)

Net sales	$2,630	$2,257
Operating profit	323	232

Net sales for Electronic Systems increased by 17% for the quarter ended March 31, 2006 compared to 2005. The increase was primarily attributable to higher sales volume in air defense programs at Missiles & Fire Control (M&FC); platform integration activities and simulation and training programs at Platform, Training & Transportation Solutions (PT&TS); and tactical systems and undersea systems programs at Maritime Systems & Sensors (MS2).

Electronic Systems’ operating profit increased by 39% for the quarter ended March 31, 2006 compared to the 2005 period. For the quarter, the increase in operating profit was due to improved performance and volume increases in fire control programs and certain international air defense programs at M&FC; simulation and training programs at PT&TS; and radar and tactical systems activities at MS2.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended March 31,
	2006	2005
	(In millions)

Net sales	$1,969	$1,662
Operating profit	193	153

Net sales for Space Systems increased 18% for the quarter ended March 31, 2006 compared to 2005. The sales growth was primarily attributable to an increase in Satellites and Strategic and Defensive Missile Systems (S&DMS). In Satellites, the growth was due to higher volume on both government and commercial programs. There was one commercial satellite delivery in the first quarter of 2006 compared to no deliveries in 2005. In S&DMS, sales increased due to higher volume on both fleet ballistic missile programs and missile defense activities. In Launch Services, sales remained unchanged as increased volume in support of U.S. Government missions on the Atlas program due to

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

the definitization of the EELV Launch Capabilities (ELC) contract was offset by reduced volume from the completion of the Titan program in 2005.

Space Systems’ operating profit increased by 26% for the quarter ended March 31, 2006 compared to 2005. In Launch Services, operating profit increased due to higher volume and risk reduction activities including the definitization of the ELC contract discussed above and other performance improvements on the Atlas program. These increases were partially offset by a reduction in operating profit due to the completion of the Titan program in 2005. S&DMS operating profit increased due to higher volume and improved performance on both fleet ballistic missile programs and missile defense activities. Satellites’ operating profit remained unchanged, as increased costs on commercial programs offset higher volume and improved performance on government programs.

In 2005, Lockheed Martin and Boeing announced that they had entered into an agreement to create a joint venture that will combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles (see Note 7). The joint venture, named United Launch Alliance, LLC (ULA), will be structured as a 50-50 joint venture between Lockheed Martin and Boeing, and will be accounted for as an equity investment. Accordingly, subsequent to closing, we will no longer recognize sales for the operations we include in the joint venture. The closing of the ULA transaction is subject to government and regulatory approval in the United States and internationally. At this time, closing of the transaction has not been scheduled and either party may terminate the transaction at any time prior to satisfaction of the closing conditions and closing. We do not expect that the formation of ULA would have a material impact on our consolidated results of operations or financial position for 2006.

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

	Three Months Ended March 31,
	2006	2005
	(In millions)

Net sales	$1,019	$958
Operating profit	93	84

Net sales for Integrated Systems & Solutions increased by 6% for the quarter ended March 31, 2006 compared to 2005. The increase was primarily attributable to higher volume and performance related to intelligence, defense and information assurance activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Segment operating profit increased by 11% for the quarter ended March 31, 2006 compared to 2005. Higher volume and performance on the activities described above accounted for the increase in operating profit.

Information & Technology Services

Information & Technology Services’ operating results included the following:

	Three Months Ended March 31,
	2006	2005
	(In millions)

Net sales	$925	$845
Operating profit	82	71

Net sales for Information & Technology Services increased by 9% for the quarter ended March 31, 2006 compared to 2005. The increase was due to higher volume in Information Technology that more than offset lower volume on NASA programs and Defense Services activities.

Segment operating profit increased by 15% for the quarter ended March 31, 2006 compared to 2005. The increase was due to improved performance in Defense Services and higher volume in Information Technology, which offset declines due to reduced volume on NASA programs.

Net Unallocated Corporate (Expense) Income

The following table shows the components of net unallocated Corporate (expense) income. For a discussion of the FAS/CAS pension adjustment and other types of items included in net unallocated Corporate (expense) income, see Note 7 to the financial statements in this Form 10-Q.

	Three Months Ended March 31,
	2006	2005
	(In millions)

FAS/CAS pension adjustment	$(68)	$(155)
Items not considered in segment operating performance	150	17
Other, net	(42)	6

	$40	$(132)

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended March 31,
	2006	2005
	(In millions)

FAS 87 expense	$(234)	$(279)
Less: CAS costs	(166)	(124)

FAS/CAS pension adjustment – expense	$(68)	$(155)

The decrease in the FAS 87 expense and increase in the CAS cost amounts in 2006 compared to 2005 are consistent with our expectations based on the assumptions we used in computing these amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2005 Annual Report on Form 10-K under the caption “Critical Accounting Policies.”

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance. Therefore, for purposes of segment reporting, the following items were included in “Unallocated Corporate (expense) income, net” for the quarters ended March 31, 2006 and 2005:

First Quarter 2006 –

•	A gain, net of state income taxes, of $127 million related to the sale of 21 million of our shares of Inmarsat; and

•	A gain, net of state income taxes, of $23 million, related to the sale of the assets of Space Imaging, LLC.

First Quarter 2005 –

•	A gain, net of state income taxes, of $47 million related to the sale of our 25% interest in Intelsat, Ltd.; and

•	A charge, net of state income tax benefits, of $30 million related to impairment in the value of a single telecommunications satellite operated by one of our wholly-owned subsidiaries.

On a net basis, these items increased our net earnings by $98 million ($0.22 per share) and $12 million ($0.03 per share) during the quarters ended March 31, 2006 and 2005, respectively.

The decrease in “Other, net” was primarily attributable to the fact that the Corporation adopted FAS 123(R) “Share-Based Payments” prospectively on January 1, 2006 and recognized stock compensation expense of $30 million for stock options and grants of other stock based incentive awards.

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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2006 was $1.2 billion, $363 million lower than the same period in 2005. The increase in net earnings of $222 million was more than offset by a $468 million reduction in the amount of cash provided from operating working capital accounts (receivables, inventories, accounts payable and customer advances and amounts in excess of costs incurred). Timing of customer receipts and payments to vendors, along with a lower level of customer advances received in the 2006 period, contributed to the first quarter decrease in cash provided by operating working capital accounts between years. The remaining change in operating cash between periods was due to the timing of income tax payments and various other operating activities. We continue to focus on the management of our operating working capital accounts to maximize cash flow.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $98 million in the first quarter of 2006 and $89 million in the first quarter of 2005. We expect our capital expenditures to continue to increase over the next two years consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our financial targets and disciplined growth strategy. We have focused on government information technology providers, systems integrators and complementary technologies. We paid $116 million for two businesses in the first quarter of 2006 and $413 million for the acquisition of two businesses in the first quarter of 2005.

We received proceeds of $156 million in the first quarter of 2006 from divestiture activities, including the sale of our shares in Inmarsat stock and the sale of the assets of Space Imaging, LLC. In the first quarter of 2005 we received $762 million from divestiture activities, including $752 million from the sale of our investment in Intelsat Ltd.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

During the first quarter of 2006, we increased our short-term investments by $28 million compared to an increase of $10 million in the same period of 2005.

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock for the first quarter of 2006 totaled $391 million, compared to $111 million during the same period in 2005. These amounts represent the cash received for the exercise price of stock options exercised, resulting in the issuance of 8.5 million shares and 2.8 million shares during the respective periods. The increase in the cash received and the number of shares issued was due to an increase in the number of stock options exercised, driven by our higher stock price in 2006.

We used cash to repurchase common shares during the first quarter of both 2006 and 2005 as follows: in the first quarter of 2006, $883 million to repurchase 12.0 million common shares, of which $872 million was paid for 11.8 million common shares in transactions that were executed and settled during the quarter, and an additional $11 million was paid for 0.2 million common shares purchased in 2005 that were settled in January 2006; in the first quarter of 2005, $134 million to repurchase 2.4 million common shares, of which $35 million was paid for 0.6 million common shares in transactions that were executed and settled during the quarter, and an additional $99 million was paid for 1.8 million common shares purchased in 2004 that were settled in January 2005.

We made purchases under our share repurchase program, which provides for the repurchase of up to 88 million shares of our common stock from time-to-time at management’s discretion. As of March 31, 2006, we had repurchased a total of 57.9 million shares under the program, and there remained approximately 30.1 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended March 31, 2006.

Shareholders received dividends of $132 million in the first quarter of 2006 compared to $110 million in the first quarter of 2005. We paid a quarterly dividend of $0.30 in 2006 compared to $0.25 per share in the first quarter of 2005.

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. We used $6 million in the first quarter of 2006 for the early retirement and scheduled repayments of long-term debt. There were no repayments of long-term debt in the first quarter of 2005.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

CAPITAL RESOURCES

At March 31, 2006, our total long-term debt amounted to $5.0 billion, unchanged from the December 31, 2005 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. The majority of our long-term debt bears interest at fixed rates. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. Our debt-to-total capital ratio remained unchanged at 39% from December 31, 2005 to March 31, 2006. We held cash and cash equivalents of approximately $2.7 billion and short-term investments of $457 million at March 31, 2006.

Our stockholders’ equity amounted to $7.9 billion at March 31, 2006, an increase of $69 million from December 31, 2005. The following items were the drivers of the increase:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other	Total
	(In millions)

Balance at December 31, 2005	$432	$1,724	$7,278	$(1,567)	$7,867

Net earnings	—	—	591	—	591
Cash dividends	—	—	(132)	—	(132)
Stock-based awards and ESOP activity (1)	10	540	—	14	564
Common stock repurchases	(12)	(860)	—	—	(872)
Other comprehensive loss	—	—	—	(82)	(82)

Net activity	(2)	(320)	459	(68)	69

Balance at March 31, 2005	$430	$1,404	$7,737	$(1,635)	$7,936

(1)	Common Stock and Additional Paid-in Capital include amounts related to the exercise of 8.5 million stock options, resulting in the issuance of a like number of common shares.

At March 31, 2006, we had in place a $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility at March 31, 2006.

We actively seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. We review changes in financial, market and economic conditions to manage the types, amounts and maturities of our indebtedness. We may at times refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt, or seek alternative financing sources for our cash and operational needs.

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

During the quarter ended March 31, 2006, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

OTHER MATTERS

In March 2006, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed standard that, if enacted in its current form, would make a significant change to existing rules by requiring recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding noncash, after-tax adjustment to stockholders’ equity. The proposed standard would be effective at year-end 2006 and would require adoption on a retrospective basis. The proposed standard has not yet completed the FASB’s due process for review and enactment, and therefore the final provisions of the standard and its effects on our financial statements, if and when it is issued, are not yet known. However, if the requirements of the proposed standard, as currently drafted, had been in effect at December 31, 2005, we would have recognized a noncash, after-tax reduction in our stockholders’ equity of approximately $3.5 billion.

We participate in two joint ventures with Russian government-owned space firms, one of which has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. One of the joint venture partners, Khrunichev State Research and Production Space Center (Khrunichev), is the manufacturer of the Proton launch vehicle and provider of the related launch services in Russia. Contracts for launch services usually require substantial

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

advances from the customer prior to launch. At March 31, 2006, $307 million of advances received from customers for Proton launch services not yet provided was included as a liability in our balance sheet in customer advances and amounts in excess of costs incurred.

A sizeable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to our customer. At March 31, 2006, payments to Khrunichev included in inventories for launches under contract totaled $181 million. Our ability to recover these advances may be affected by Khrunichev’s ability to provide the launch services, as well as economic conditions and the political environment in Russia. Through the first quarter of 2006, Proton launch services provided through our joint ventures have been provided according to contract terms.

Lockheed Martin Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. If interest rates were to change by plus or minus 1%, interest expense related to our floating-rate debt would increase or decrease by approximately $10 million. The majority of our long-term debt obligations are not callable until maturity. We have used interest rate swaps in the past to manage our exposure to fixed and variable interest rates; however, at March 31, 2006, we had no such agreements in place.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At March 31, 2006, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation we concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to Department of Defense reviews, Congressional actions, budgetary constraints, cost-cutting initiatives, terrorist threats and homeland security); the impact of continued military operations in Iraq and Afghanistan on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; materials availability and performance by key suppliers, subcontractors and customers; return on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets; the future impact of legislation or changes in accounting or tax rules, interpretations or pronouncements; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, government/regulatory approvals, and environmental remediation efforts); the competitive environment for our products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation’s filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on page 22 and pages 24 through 32, respectively, of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (Form 10-K); “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 33 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements of the Unaudited Consolidated Financial Statements on pages 13 through 14 and pages 14 through 17, respectively, included in this Form 10-Q.

The Corporation’s actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. The forward-looking statements contained in this Form 10-Q speak only as of the date of its filing. The Corporation expressly disclaims a duty to provide updates to forward-looking statements

Lockheed Martin Corporation

after the date of this Form 10-Q to reflect the occurrence of subsequent events, changed circumstances, changes in its expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

PART II. OTHER INFORMATION

Lockheed Martin Corporation

Item 1. Legal Proceedings

The Corporation is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q, and in the Corporation’s 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K), or arising in the ordinary course of business. In the opinion of management and in-house counsel, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on the Corporation’s consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 6 – Legal Proceedings and Contingencies” on pages 14 through 17 of this Form 10-Q.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Lockheed Martin Corporation

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2005 Form 10-K (pages 24 through 32) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2005 Form 10-K.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended March 31, 2006 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
January 2006	100,000	$66.89	100,000	41,793,788
February 2006	3,400,000	$72.86	3,400,000	38,393,788
March 2006	8,258,200	$74.81	8,258,200	30,135,588

(1)	The Corporation repurchased a total of 11,758,200 shares of its common stock during the quarter ended March 31, 2006 under a share repurchase program that it announced in October 2002.
(2)	The Corporation’s Board of Directors has approved a share repurchase program for the repurchase of up to 88 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Item 3. Defaults Upon Senior Securities.

None.

Lockheed Martin Corporation

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 5. Other Information.

On March 29, 2006, the Corporation entered into a professional services agreement with Anthony G. Van Schaick. A copy of the consulting agreement is filed as Exhibit 10.1 to this report. Mr. Van Schaick retired as Vice President and Treasurer of the Corporation effective as of April 1, 2006.

On April 14, 2006, the Corporation amended its Deferred Management Incentive Compensation Plan (“DMICP”). A copy of the DMICP is filed as Exhibit 10.2 to this report.

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1	Professional Services Agreement, effective as of April 1, 2006, between Lockheed Martin Corporation and Anthony G. Van Schaick.

Exhibit 10.2	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan.

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2006

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 27, 2006	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller
(Chief Accounting Officer)