Form 10-Q
period 2006-06-30
LOCKHEED MARTIN CORP
filed 2006-07-26
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

Large Accelerated Filer   ☒                 Accelerated Filer   ☐                Non–Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2006
Common stock, $1 par value	423,867,513

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

Page No.
Part II. Other Information (continued)

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		43

Exhibit 10	Professional Services Agreement between Lockheed Martin Corporation and G. Thomas Marsh

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions, except per share data)
Net sales
Products	$8,622	$7,831	$16,566	$15,079
Services	1,339	1,464	2,609	2,704

	9,961	9,295	19,175	17,783

Cost of sales
Products	7,816	7,142	15,018	13,790
Services	1,200	1,315	2,302	2,409
Unallocated Corporate costs	105	180	255	384

	9,121	8,637	17,575	16,583

	840	658	1,600	1,200
Other income and expenses, net	103	106	314	194

Operating profit	943	764	1,914	1,394
Interest expense	92	94	186	184

Earnings before income taxes	851	670	1,728	1,210
Income tax expense	271	209	557	380

Net earnings	$580	$461	$1,171	$830

Earnings per common share:
Basic	$1.35	$1.03	$2.71	$1.87

Diluted	$1.34	$1.02	$2.68	$1.85

Cash dividends per common share (see Note 8)	$0.30	$0.25	$0.60	$0.50

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
	June 30, 2006	December 31, 2005
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,956	$2,244
Short-term investments	430	429
Receivables	4,367	4,579
Inventories	1,880	1,921
Deferred income taxes	839	861
Other current assets	491	495

Total current assets	10,963	10,529

Property, plant and equipment, net	3,891	3,924
Goodwill	8,827	8,447
Purchased intangibles, net	525	560
Prepaid pension asset	1,269	1,360
Other assets	2,961	2,924

	$28,436	$27,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,935	$1,998
Customer advances and amounts in excess of costs incurred	4,784	4,331
Salaries, benefits and payroll taxes	1,519	1,475
Current maturities of long-term debt	41	202
Other current liabilities	1,624	1,422

Total current liabilities	9,903	9,428

Long-term debt	4,746	4,784
Accrued pension liabilities	2,441	2,097
Other postretirement benefit liabilities	1,294	1,277
Other liabilities	2,394	2,291

Stockholders’ equity:
Common stock, $1 par value per share	422	432
Additional paid-in capital	836	1,724
Retained earnings	8,060	7,278
Accumulated other comprehensive loss	(1,660)	(1,553)
Other	—	(14)

Total stockholders’ equity	7,658	7,867

	$28,436	$27,744

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(In millions)
Operating Activities:
Net earnings	$1,171	$830
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	284	258
Amortization of purchased intangibles	78	75
Changes in operating assets and liabilities:
Receivables	269	(124)
Inventories	44	107
Accounts payable	(81)	194
Customer advances and amounts in excess of costs incurred	453	544
Other	580	361

Net cash provided by operating activities	2,798	2,245

Investing Activities:
Expenditures for property, plant and equipment	(263)	(208)
Purchase of short-term investments, net	(1)	(18)
Acquisitions of businesses / investments in affiliated companies	(474)	(413)
Divestitures of businesses / investments in affiliated companies	156	803
Other	50	3

Net cash (used for) provided by investing activities	(532)	167

Financing Activities:
Issuances of common stock and related amounts	508	287
Repurchases of common stock	(1,601)	(436)
Common stock dividends	(261)	(222)
Repayments of long-term debt	(200)	(39)

Net cash used for financing activities	(1,554)	(410)

Net increase in cash and cash equivalents	712	2,002
Cash and cash equivalents at beginning of period	2,244	1,060

Cash and cash equivalents at end of period	$2,956	$3,062

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2006

NOTE 1 – BASIS OF PRESENTATION

Lockheed Martin Corporation has prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q in Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2005 Form 10-K filed with the Securities and Exchange Commission (SEC), except for the adoption of Statement of Financial Accounting Standards (FAS) 123(R), Stock-Based Compensation, effective January 1, 2006, as disclosed in Note 3. In our opinion, the interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2006 presentation.

NOTE 2 – EARNINGS PER SHARE

We compute basic and diluted per share amounts based on net earnings for the periods presented. We use the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The weighted average number of common shares used in the calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock based on the treasury stock method.

Our $1.0 billion of floating rate convertible debentures did not have a dilutive effect on our earnings per share calculations during the quarter and six months ended June 30, 2006. The debentures are convertible by holders into shares of our common stock on a contingent basis per the terms of the indenture agreement. The debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter, or unless certain other events occur. The conversion price was $74.12 per share at June 30, 2006, and is expected to change over time as described in the indenture agreement. We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash and/or common stock. Though we retain that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used and that those shares be included in the calculation of weighted average common shares outstanding for diluted earnings per share computations. There was no amount exceeding the accreted principal at June 30, 2006, as the market price of our stock did not exceed the conversion price.

Unless otherwise noted, all per share amounts cited in these financial statements are presented on a “per diluted share” basis.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions, except per share data)

Net earnings for basic and diluted computations	$580	$461	$1,171	$830

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	428.8	445.3	432.4	443.3
Dilutive stock options, restricted stock and convertible securities	4.9	6.0	5.0	5.6

Average number of common shares outstanding for diluted computations	433.7	451.3	437.4	448.9

Earnings per common share
Basic	$1.35	$1.03	$2.71	$1.87

Diluted	$1.34	$1.02	$2.68	$1.85

NOTE 3 – STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, we recognized compensation cost beginning January 1, 2006 for costs related to 1) all share-based payments (stock options and restricted stock awards) granted before but not yet vested as of January 1, 2006, based on the grant-date fair value estimated under the original provisions of FAS 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS 123(R). We generally recognize compensation cost for stock options ratably over the three-year vesting period for active non-retirement eligible employees and over the initial one-year vesting period for active, retirement eligible employees. We recognize compensation costs for restricted stock awards (RSAs) and restricted stock units (RSUs) granted to employees ratably over the vesting period. We have continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted after the date of adoption of FAS 123(R).

During the quarter and six months ended June 30, 2006, we recorded compensation costs related to stock options and restricted stock totaling $27 million and $57 million, which are included in the statement of earnings in cost of sales. The net impact to earnings for those periods was $17 million ($0.04 per share) and $35 million ($0.08 per share). Compensation cost related to restricted stock in prior periods was not material.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The above amounts approximate the incremental impact of adopting FAS 123(R) as compared to the application of the original provisions of FAS 123.

Prior to January 1, 2006, we measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of FAS 123. The following pro forma disclosures for the six-month period ended June 30, 2005 include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense related to retirement eligible employees with outstanding and unvested stock option awards. This adjustment reflects the service period as one year rather than the original vesting period, since our stock option award agreements allow employees to retain all stock option awards held through the initial vesting date prior to retirement and to continue vesting in the award as if their employment had continued.

Reported and pro forma earnings per share information for the quarter and six months ended June 30, 2005 are as follows. The weighted average common shares outstanding for both the basic and fully diluted calculations are the same as those used to compute earnings per share in Note 2.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In millions, except per share data)
Net earnings:
As reported	$461	$830
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense	(14)	(28)
Inception-to-date adjustment	—	(33)

Pro forma	$447	$769

Earnings per basic share:
As reported	$1.03	$1.87
Fair value-based, pro forma compensation expense	(0.03)	(0.06)
Inception-to-date adjustment	—	(0.08)

Pro forma	$1.00	$1.73

Earnings per diluted share:
As reported	$1.02	$1.85
Fair value-based, pro forma compensation expense	(0.03)	(0.06)
Inception-to-date adjustment	—	(0.08)

Pro forma	$0.99	$1.71

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. We estimate volatility based on the historical volatility of our stock over the past five years. We base the average expected life on the contractual term of the stock option, historical trends in employee exercise activity and post-vesting employment termination trends. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures at the date of grant based on historical experience. Prior to adopting FAS 123(R), we recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under FAS 123. The impact of forfeitures is not material.

We used the following weighted average assumptions in the Black-Scholes option pricing model for stock-based compensation awards in 2006 and 2005. We made no grants of stock options, RSAs or RSUs during the quarters ended June 30, 2006 or 2005.

	2006	2005

Risk-free interest rate	4.50%	3.70%
Dividend yield	1.80%	1.73%
Volatility factors related to expected price of our stock	0.260	0.259
Expected option life	5 years	5 years

Stock-Based Compensations Plans

We had two stock-based compensation plans in place at June 30, 2006: the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation.

Under the Award Plan, the exercise price of options to purchase common stock may not be less than 100% of the market value of our stock on the date of grant. No award of stock options may become fully vested prior to the second anniversary of the grant, and no portion of a stock option grant may become vested in less than one year (except for 1.5 million stock options that are specifically exempted from vesting restrictions). The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement or layoff. The Award Plan does not impose any minimum vesting periods on other types of awards. The maximum term of a stock option or any other award is 10 years.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We record RSAs and RSUs issued under the Award Plan based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the vesting period. Employees who earn RSAs receive the restricted shares and the related cash dividends. They may vote their shares, but may not sell or transfer shares prior to vesting. The RSAs generally vest over three to five years from the grant date. Employees who are granted RSUs also receive dividends; however, the shares are not issued until the RSUs vest, no earlier than three years from the date of the award. Otherwise, the accounting treatment for RSUs is similar to the accounting for RSAs.

Under the Directors Plan, directors receive approximately 50% of their annual compensation in the form of equity-based compensation. Each director may elect to receive his or her compensation in the form of stock units which track investment returns to changes in value of our common stock with dividends reinvested, options to purchase common stock or a combination of the two. Under the Directors Plan, options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Stock options and stock units issued under the Directors Plan vest on the first anniversary of the grant, except in certain circumstances. The maximum term of a stock option is 10 years.

Our stockholders have approved the Award Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At June 30, 2006, we had 46 million shares reserved for issuance under our stock option and award plans. We issue new shares upon the exercise of stock options or vesting of RSUs.

Stock Option Activity

The following table summarizes stock option activity during the first six months of 2006:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2005	34,138	$47.64
Granted	3,823	67.97
Exercised	(9,394)	45.80
Terminated	(117)	49.12

Outstanding at June 30, 2006	28,450	50.97	6.6	$590.9

Vested and unvested expected to vest at June 30, 2006	28,274	50.90	6.5	589.3

Exercisable at June 30, 2006	18,261	46.12	5.4	467.9

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2006 and 2005 were $17.64 and $14.16. Stock options granted vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The total intrinsic value of stock options exercised during the same periods was $235 million and $144 million. The total fair value of stock options vested during those periods was $103 million and $77 million.

RSU and RSA Activity

The following table summarizes activity related to nonvested RSUs and RSAs for the first six months of 2006:

	Number of RSUs/RSAs (In thousands)	Weighted Average Grant- Date Fair Value Per Share
Nonvested at December 31, 2005	577	$46.04
Granted	1,310	67.97
Vested	(30)	46.88
Terminated	(42)	50.66

Nonvested at June 30, 2006	1,815	61.75

As of June 30, 2006, we had $171 million of total unrecognized compensation cost related to nonvested stock options, RSUs and RSAs. We expect that cost to be recognized over a weighted-average period of 2.0 years. We received cash from the exercise of stock options totaling $430 million and $287 million for the six months ended June 30, 2006 and 2005. In addition, we realized a $82 million tax benefit from the exercise of stock options during the first six months of 2006. Consistent with FAS 123(R), we classified $78 million of this benefit as a financing cash inflow in the statement of cash flows, and the balance was classified as cash from operations. We realized $50 million of tax benefits from stock options exercised during the first six months of 2005 and presented this tax benefit as cash from operations in its entirety.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – INVENTORIES

	June 30, 2006	December 31, 2005
	(In millions)

Work in process, primarily related to long-term contracts and programs in progress	$4,785	$5,121
Less customer advances and progress payments	(3,238)	(3,527)

	1,547	1,594
Other inventories	333	327

	$1,880	$1,921

Work in process inventories included $230 million and $190 million at June 30, 2006 and December 31, 2005, for amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer and provider of launch services for Proton launch vehicles, to provide contracted launch services.

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

Our net pension cost for our benefit plans, as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Defined benefit pension plans
Service cost	$224	$213	$448	$426
Interest cost	390	384	779	768
Expected return on plan assets	(484)	(436)	(966)	(872)
Amortization of prior service cost	20	21	40	41
Recognized net actuarial losses	84	98	167	196

Total net pension expense	$234	$280	$468	$559

Retiree medical and life insurance plans
Service cost	$14	$16	$28	$30
Interest cost	46	47	95	104
Expected return on plan assets	(30)	(31)	(60)	(56)
Amortization of prior service cost	(6)	2	(12)	5
Recognized net actuarial losses	12	10	23	25

Total net postretirement expense	$36	$44	$74	$108

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In 2006, we expect required contributions for our defined benefit plan’s pension trust to be $100 million to $110 million, after giving consideration to the $980 million in discretionary prepayments made to the trust in 2005. We expect required 2006 contributions for our retiree medical and life insurance plans to be $230 million to $240 million. During the first six months of 2006, we contributed $33 million to the defined benefit pension plans’ trust and $57 million to the retiree medical and life insurance plans.

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows. However, we cannot predict with certainty the outcome of legal matters. These matters include the following items:

On March 27, 2006, we received a subpoena issued by a grand jury in the United States District Court for the Northern District of Ohio. The subpoena requests documents related to our application for patents issued in the United States and the United Kingdom relating to a missile detection and warning technology. We are cooperating with the government’s investigation.

On February 6, 2004, we submitted a certified contract claim to the United States requesting contractual indemnity for remediation and litigation costs (past and future) related to our former facility in Redlands, California. We submitted the claim consistent with a claim sponsorship agreement with The Boeing Company (Boeing), executed in 2001, in Boeing’s role as the prime contractor on the Short Range Attack Missile (SRAM) program. The contract for the SRAM program, which formed a significant portion of our work at the Redlands facility, had special contractual indemnities from the U.S. Air Force, as authorized by Public Law 85-804. On August 31, 2004, the United States denied the claim. Our appeal of that decision is pending with the Armed Services Board of Contract Appeals.

On August 28, 2003, the Department of Justice (DoJ) filed complaints in partial intervention in two lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al v. Lockheed Martin Corporation, et al, and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DoJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing, and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy (DoE) officials and state regulators about the nature and extent of environmental noncompliance at the plant. We dispute the allegations and are defending against them.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Nine lawsuits were filed against us as a result of an incident in July 2003 at our aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven employees and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision, intentional infliction of emotional distress and, in the case of the federal actions, racial or gender discrimination. On July 14, 2005, the U.S. Court of Appeals for the Fifth Circuit reversed the District Court’s decision denying our motion for partial summary judgment in the Erica Willis Tanks v. Lockheed Martin lawsuit and dismissed the wrongful death and other state tort claims. On August 26, 2005, the District Court dismissed the wrongful death and other state tort claims in the other five lawsuits. Two of the lawsuits filed in state court, Fitzgerald v. Lockheed Martin and Miller v. Lockheed Martin, have settled. The Scott v. Lockheed Martin lawsuit and two plaintiffs in another of the lawsuits filed in the District Court have also settled.

On June 10, 2003, we filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against Boeing and various individuals. On May 24, 2004, we filed an amended and supplemental complaint, which presently alleges that the defendants solicited, acquired and used our proprietary information during the competition for awards under the U.S. Air Force’s Evolved Expendable Launch Vehicle (EELV) programs and others in violation of Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on our disclosure to the U.S. Air Force and the government of Boeing’s possession and use of our documents in the EELV and other competitions. In connection with the proposed formation of United Launch Alliance (see Note 8), we and Boeing agreed that we would dismiss all claims against each other simultaneous with the closing of the transaction. On May 5, 2005, upon motions made by both parties, the U.S. District Court suspended all activity in the cases pending the outcome of the transaction.

In 1995, Space Systems Loral filed a lawsuit in the U.S. District Court for the Northern District of California alleging that our series A2100, 3000, 4000, 5000 and 7000 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. We do not believe that our satellites infringe the patent and are vigorously defending the case.

As described in the “Environmental Matters” discussion below, we are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental matters and remediation obligations.

We have been in litigation with certain residents of Redlands, California since 1997 regarding allegations of personal injury, property damage, and other tort claims on behalf

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

of individuals and putative classes of individuals arising from our alleged contribution to regional groundwater contamination. In March and April of 2005, the California Court of Appeal issued orders staying all trial and appellate proceedings pending further order of the Court, including staying the trial of 14 claims that was to have commenced in May 2005 in the California Superior Court for San Bernardino County. Following an unsuccessful settlement conference, the trial proceedings remain stayed pending further review and action by the Court of Appeal. On July 11, 2006, the Court of Appeal issued a ruling directing the trial court to dismiss plaintiffs’ punitive damage claims in the case; plaintiffs have indicated that they will appeal this ruling. The trial proceedings remain stayed pending further developments in the appellate courts.

Environmental matters – We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. At June 30, 2006 and December 31, 2005, the aggregate amount of liabilities recorded relative to environmental matters was $464 million. Environmental cleanup activities usually span several years, which makes estimating liabilities more judgmental due to, for example, changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these factors in estimates of the timing and amount of any future costs that may be required for remediation actions. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. We have recorded assets totaling $353 million at June 30, 2006 and December 31, 2005 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for U.S. Government businesses.

About 60% of the liability at December 31, 2005 relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability relates to other properties (including current operating facilities and certain facilities operated in prior years) where our obligation is probable and we can estimate the financial exposure. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, we project costs over an appropriate time frame not to exceed 20 years. We cannot reasonably determine the extent of our financial exposure in all cases at this time. We also are pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents and have submitted a plan approved by the Regional Board to maintain public water supplies with respect to chlorinated solvents during the investigation. Following further study of perchlorate health effects by both the National Academy of Sciences and by the U.S. Environmental Protection Agency, California reaffirmed a six parts per billion (ppb) public health goal for perchlorates in March 2005. Although the six ppb public health goal is not a legally enforceable drinking water standard, we have

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

developed and are in the process of implementing a preliminary remediation plan to meet the six ppb goal in anticipation that California may institute an enforceable standard at that level.

We also are conducting remediation activities under various consent decrees and orders relating to soil or groundwater contamination at certain sites of former operations, including sites in Burbank and Glendale, California and Great Neck, New York. Under the Burbank and Glendale orders, we are obligated to construct and fund the operations of soil and groundwater treatment facilities through 2018 and 2012, respectively, among other things. Responsibility for the long-term operation of the Burbank and Glendale facilities has been assumed by those localities. In addition, under an agreement related to the Burbank and Glendale remediation activities, the U.S. Government reimburses us in an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

NOTE 7 – INFORMATION ON BUSINESS SEGMENTS

We operate in five business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). We organize our business segments based on the nature of the products and services we offer. The following table, under the caption “Operating profit,” provides a reconciliation of total operating profit of the business segments to the related consolidated amount. The reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 3), the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under GAAP in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in the business segment results. CAS is a major factor in determining our pension funding requirements, and governs the extent of allocability and recoverability of pension costs on government contracts. We recover the CAS expense through the pricing of our products and services on U.S. Government contracts, and therefore recognize the expense in segment net sales. The results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules.

We eliminate intercompany transactions in consolidation and for purposes of the presentation of “Net sales” in the related table that follows.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Net sales
Aeronautics	$2,818	$2,879	$5,489	$5,645
Electronic Systems	2,886	2,740	5,516	4,997
Space Systems	2,101	1,626	4,070	3,288
Integrated Systems & Solutions	1,086	1,052	2,105	2,010
Information & Technology Services	1,070	998	1,995	1,843

Total	$9,961	$9,295	$19,175	$17,783

Operating profit
Aeronautics	$261	$245	$501	$467
Electronic Systems	333	295	656	527
Space Systems	189	146	382	299
Integrated Systems & Solutions	100	93	193	177
Information & Technology Services	93	86	175	157

Total business segments	976	865	1,907	1,627
Unallocated Corporate expense, net	(33)	(101)	7	(233)

Total	$943	$764	$1,914	$1,394

Intersegment revenue (a)
Aeronautics	$30	$34	$57	$51
Electronic Systems	179	165	351	297
Space Systems	34	57	68	101
Integrated Systems & Solutions	155	158	324	305
Information & Technology Services	230	231	433	459

Total business segments	$628	$645	$1,233	$1,213

(a)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above. These transactions are generally on terms and conditions that are similar to other government and commercial customers.

NOTE 8 – OTHER

Matters in Results of Operations

In the second quarter of 2006, we sold certain surplus land in California for approximately $32 million in cash. The transaction resulted in a gain, net of state income taxes, of $20 million which we recorded in other income and expenses, and an increase in net earnings of $13 million ($0.03 per share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the first quarter of 2006, we sold 21 million shares in Inmarsat plc for $132 million, reducing our ownership from 5.3% to less than 1%. As a result of this transaction, we recorded a gain, net of state income taxes, of $127 million in other income and expenses, which increased our net earnings by $83 million ($0.19 per share).

Also in the first quarter of 2006, we received proceeds from the sale of the assets of Space Imaging, LLC. The transaction resulted in a gain, net of state income taxes, of $23 million in other income and expenses, and increased net earnings by $15 million ($0.03 per share).

In the first quarter of 2005, we received proceeds of $752 million in connection with the sale of our 25% interest in Intelsat, Ltd., and recorded a gain, net of state income taxes, of $47 million in other income and expenses. The gain increased net earnings by $31 million ($0.07 per share).

Also in the first quarter of 2005, we recorded a charge, net of state income tax benefits, of $30 million in cost of sales related to impairment in the value of a single telecommunications satellite operated by a wholly-owned subsidiary. The charge reduced net earnings by $19 million ($0.04 per share).

In June 2005, Inmarsat plc completed an initial public offering (IPO) of 150 million of its ordinary shares on the London Stock Exchange, which had the effect of diluting our ownership from 14.0% to 8.9%. Inmarsat used a portion of the proceeds to redeem certain remaining equity-related instruments held by shareholders, ourselves included. We received approximately $50 million, representing repayment of and interest related to these equity instruments. As a result of these activities, we recognized a previously recorded deferred gain of $42 million, increasing after-tax earnings by $27 million ($0.06 per share). Subsequent to the IPO, the investment in Inmarsat was accounted for at fair value, with unrealized gains and losses reflected as a net after-tax amount in other comprehensive income. During the quarter ended June 30, 2005, the increase in the fair value of Inmarsat shares of $157 million drove the increase in other comprehensive income.

Acquisitions

In the first six months of 2006, we completed the acquisitions of, among others, Savi Technology, Inc., a developer of active radio frequency identification solutions, which is included in our IS&S segment; Aspen Systems Corporation, an information management company that delivers a range of business process and technology solutions, which is included in our I&TS segment; and ISX Corporation, a provider of military decision systems and other information technology solutions for government customers, which is included in our Electronic Systems segment. The aggregate cash paid for these acquisitions, as well as for amounts related to acquisitions completed in 2005, was $474 million. We accounted for these acquisitions under the purchase method of accounting. We recorded preliminary purchase accounting adjustments at June 30, 2006 by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

fair values. Preliminary purchase accounting adjustments included recording combined goodwill of $380 million, of which approximately $80 million will be amortized for tax purposes. These preliminary adjustments and estimates may change when we complete our analysis. These acquisitions were not material to our consolidated results of operations for the quarter and six months ended June 30, 2006.

Dividends

During the first and second quarters of 2006, we declared and paid quarterly dividends of $0.30 per share. In addition, in the second quarter of 2006, we declared our third quarter dividend of $0.30 per share, which was recorded as a current liability and a reduction of retained earnings. This dividend is payable in September 2006. During the first and second quarters of 2005, we declared and paid quarterly dividends of $0.25 per share.

Other Comprehensive Income

The components of comprehensive income for the three months and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)

Net earnings	$580	$461	$1,171	$830
Other comprehensive income (loss):
Reclassification adjustment related to available-for-sale investments	(14)	—	(93)	—
Net unrealized gain from available-for-sale investments	—	162	—	161
Other	(11)	(11)	(14)	(16)

	(25)	151	(107)	145

Comprehensive income	$555	$612	$1,064	$975

The reclassification adjustment represents the reclassification of the unrealized gain recorded in accumulated other comprehensive income related to our investment in Inmarsat, as we realized a gain on the sale of Inmarsat shares in the first quarter of 2006 which is reflected in net earnings.

Tax and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $498 million and $316 million during the six month periods ended June 30, 2006 and 2005. Our total interest payments were $180 million and $176 million during the same respective periods.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Other

In 2005, we entered into an agreement with Boeing to create a joint venture that would combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. The joint venture, named United Launch Alliance, LLC (ULA), is structured as a 50-50 joint venture and would be accounted for as an equity method investment. Under the terms of the joint venture, Atlas and Delta expendable launch vehicles would continue to be available as alternatives on individual launch missions. The agreement also stipulates, upon closing of the transaction, that we and Boeing will dismiss all claims against each other in the pending civil litigation related to a previous competition for launches under the Air Force EELV program (see Note 6 for a discussion of that litigation).

The completion of the ULA transaction is subject to conditions to closing, including government and regulatory approvals and agreements in the United States and internationally. The agreement provides that if the conditions to closing are not satisfied and the ULA transaction is not consummated by March 31, 2006, either party may terminate the joint venture agreement. On June 30, 2006, the conditions to closing had not been satisfied, because the ULA transaction remained subject to an October 24, 2005 request from the Federal Trade Commission (FTC) for additional information in response to pre-merger notices under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR). The FTC’s “second request” extends the period the FTC is permitted to review the transaction under the HSR Act. At the present time, we do not know when, or if, the FTC will terminate the HSR statutory waiting period. As a result, we have not scheduled a closing on the ULA transaction. Either party may terminate the transaction at any time prior to satisfying the regulatory and other closing conditions and closing. We do not expect that the formation of ULA would have a material impact on our results of operations or financial position for 2006.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of June 30, 2006, and the related condensed consolidated statement of earnings for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Ernst & Young LLP

Baltimore, Maryland

July 25, 2006

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2006

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

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Integrated Systems & Solutions (IS&S), and Information & Technology Services (I&TS). As a lead systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft, spacecraft, and launch services.

The following discussion should be read along with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules, the results of operations of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of our future operating results. The following discussions of comparative results between periods should be viewed in this context. All per share amounts cited in the following discussions are presented on a “per diluted share” basis.

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows describes the contributions of each of our business segments to our consolidated sales and operating profit for the quarter and six-month periods ended June 30, 2006 and 2005. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Most of our services sales are generated in our Information & Technology Services segment.

Net sales for the second quarter of 2006 were $10.0 billion, a 7% increase over the second quarter 2005 sales of $9.3 billion. Net sales for the first six months of 2006 were $19.2 billion, an 8% increase over the $17.8 billion recorded in the comparable 2005 period. Sales increased during the quarter and six months ended June 30, 2006 from the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

comparable 2005 periods in every business segment except Aeronautics, which experienced a slight decrease due to declines in F-16 volume and fewer C-130J deliveries.

Other income and expenses, net was $103 million for the second quarter of 2006 compared to $106 million recorded in the comparable 2005 period. The slight decrease was primarily due to the combined effect of a gain of $41 million recognized in 2005 associated with the sale of Inmarsat stock, the absence of which in 2006 was partially offset by a $20 million gain from a land sale recognized in 2006, interest income and other Corporate activities.

Other income and expenses, net was $314 million for the six months ended June 30, 2006 compared to $194 million recorded in the comparable 2005 period. The increase was primarily due to a $127 million gain associated with the sale of Inmarsat stock, a $23 million gain from the sale of assets of Space Imaging LLC, and the $20 million gain on the sale of land. The 2005 results included a $47 million gain from the sale of our investment in Intelsat and the previously mentioned sale of Inmarsat stock. In addition, the increase between periods reflected an increase in interest income recorded in the 2006 period, resulting primarily from higher cash balances and interest rates.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (FAS) 123(R), Share-Based Payments, and related rules, on a modified prospective basis (see Note 3). Under this method, we recognize compensation cost related to the estimated fair value of nonvested stock options and restricted stock granted in 2006 and prior years. Prior to January 1, 2006, we measured compensation cost for stock options using the intrinsic value method, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method. During the quarter and six months ended June 30, 2006, we recorded compensation cost related to stock options and restricted stock totaling $27 million and $57 million, which are included in the statement of earnings in cost of sales. The net impact to earnings for those periods was $17 million ($0.04 per share) and $35 million ($0.08 per share). Compensation cost related to restricted stock in prior periods was not material; therefore, the above amounts approximate the incremental impact of adopting FAS 123(R) as compared to the application of the original provisions of FAS 123. As of June 30, 2006, there was $171 million of total unrecognized compensation cost related to nonvested stock options, restricted stock units and restricted stock awards. That cost is expected to be recognized over a weighted-average period of two years.

Operating profit (earnings before interest and taxes) for the second quarter of 2006 was $943 million, an increase of 23% from the $764 million recorded in the comparable 2005 period. Operating profit for the six months ended June 30, 2006 was $1.9 billion, an increase of 37% from the $1.4 billion recorded in the comparable 2005 period. Operating profit increased in all five business segments during the quarter and six months ended June 30, 2006 from the comparable 2005 periods.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Interest expense for the second quarter and six months ended June 30, 2006 was $92 million and $186 million, representing a decrease of $2 million and an increase of $2 million from the comparable periods in 2005.

Our effective income tax rates were 31.8% and 32.2% for the quarter and six months ended June 30, 2006, and 31.2% and 31.4% for the quarter and six months ended June 30, 2005. The effective rates for all periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales, the tax deduction for U.S. manufacturing activities and deductions for dividends related to our employee stock ownership plan.

Net earnings for the second quarter of 2006 were $580 million ($1.34 per share) compared to $461 million ($1.02 per share) reported in the second quarter of 2005. Net earnings for the six months ended June 30, 2006 were $1.2 billion ($2.68 per share) compared to $830 million ($1.85 per share) reported in the comparable 2005 period.

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

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$2,818	$2,879	$5,489	$5,645
Operating profit	$261	$245	$501	$467

Net sales for Aeronautics decreased by 2% for the quarter and by 3% for the six months ended June 30, 2006 from the 2005 periods. During the quarter, sales declined in both Combat Aircraft and Air Mobility. The decrease in Combat Aircraft was due to lower volume on the F-22 and F-16 programs, which was partially offset by an increase in F-35 Lightning II volume. The decline in Air Mobility was mainly due to lower

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

volume on the C-5 program. For the six month period, a decline in Air Mobility sales was partially offset by a slight increase in Combat Aircraft sales. The decline in Air Mobility was attributable to fewer C-130J deliveries and lower volume on the C-5 program. The increase in Combat Aircraft sales was mainly due to higher F-35 volume, partially offset by reduced volume on the F-16 and     F-22 programs.

Segment operating profit increased by 7% for both the quarter and six months ended June 30, 2006 from the 2005 periods. During the quarter, increases in Air Mobility and other aeronautics programs more than offset a decline in Combat Aircraft. The increase in Air Mobility was mainly due to improved performance on the C-130J and other air mobility programs in 2006. In Combat Aircraft, declines in F-22 operating profit were partially offset by increases due to higher F-35 volume and improved F-16 performance. For the first half of the year, operating profit increased in Air Mobility and other aeronautics programs. Improved performance on C-130 programs accounted for the majority of the increase in Air Mobility. In Combat Aircraft, operating profit was relatively unchanged between periods. In 2006, higher operating profit on the F-35 program was offset by lower operating profit on the F-22 program. These fluctuations were attributable to the fact that in 2005, operating profit included a reduction in earnings on the F-35 program and increased volume and improved performance on the F-22 program.

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$2,886	$2,740	$5,516	$4,997
Operating profit	$333	$295	$656	$527

Net sales for Electronics Systems increased by 5% for the quarter and by 10% for the six months ended June 30, 2006 from the 2005 periods. During the second quarter, sales increased due to higher volume in platform integration activities at Platform, Training & Transportation Solutions (PT&TS) and in surface system programs at Maritime Systems & Sensors (MS2). These increases were partially offset by a decline in fire control programs at Missiles & Fire Control (M&FC). For the first half of the year, the sales growth in Electronic Systems was due to volume increases in platform integration activities at PT&TS; surface system programs at MS2; and in air defense programs at M&FC.

Segment operating profit increased by 13% for the quarter and 24% for the six months ended June 30, 2006, when compared to the 2005 periods. The increase during

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

the second quarter was attributable to improved performance on radar programs at MS2 and higher volume on platform integration activities at PT&TS which were partially offset by a decline in certain tactical missile programs at M&FC. For the six month period, Electronic Systems’ operating profit increased mainly due to improved performance on radar programs at MS2 and fire control programs at M&FC as well as higher volume on platform integration activities at PT&TS.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$2,101	$1,626	$4,070	$3,288
Operating profit	$189	$146	$382	$299

Net sales for Space Systems increased by 29% for the quarter and 24% for the six months ended June 30, 2006 from the 2005 periods. In both periods, the sales growth was mainly due to volume increases in Satellites and Strategic & Defensive Missile Systems (S&DMS). The increases in Satellites were due to higher volume on both commercial and government programs. There were two commercial satellite deliveries in the second quarter of 2006 and three in the first six months of 2006 compared to no deliveries in the first six months of 2005. The increases in S&DMS were attributable to both the fleet ballistic missile and missile defense programs. In Launch Services, sales remained relatively unchanged for the quarter and six months ended June 30, 2006 from the 2005 periods.

Segment operating profit increased by 29% for the quarter and 28% for the six months ended June 30, 2006, when compared to the 2005 periods. For the quarter and six-month period, operating profit increased in Launch Services, Satellites and S&DMS. In Launch Services, operating profit increased due to improved performance on the Atlas program in both 2006 periods due to higher volume and risk reduction activities, including the first quarter definitization of the EELV Launch Capabilities contract. In S&DMS, operating profit increased due to higher volume on the programs discussed above while the increase in Satellites was primarily driven by the increase in commercial satellite deliveries.

In 2005, Lockheed Martin and Boeing announced that they had entered into an agreement to create a joint venture that will combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles (see Note 8). The joint venture, named United Launch Alliance, LLC (ULA), will be structured as a 50-50 joint venture between

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Lockheed Martin and Boeing, and will be accounted for as an equity method investment. Accordingly, subsequent to closing, we will no longer recognize sales for the operations we include in the joint venture. The closing of the ULA transaction is subject to government and regulatory approval in the United States and internationally. At this time, closing of the transaction has not been scheduled and either party may terminate the transaction at any time prior to satisfaction of the closing conditions and closing. We do not expect that the formation of ULA would have a material impact on our consolidated results of operations or financial position for 2006.

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$1,086	$1,052	$2,105	$2,010
Operating profit	$100	$93	$193	$177

Net sales increased by 3% for the quarter and by 5% for the six months ended June 30, 2006 from the 2005 periods. For both the quarter and year-to-date periods, the increases in sales were primarily attributable to higher volume and performance related to intelligence, defense and information assurance activities.

Segment operating profit increased by 8% for the quarter and 9% for the six months ended June 30, 2006, when compared to the 2005 periods. For both the quarter and first half of the year, the increases were primarily attributable to the factors that impacted sales as described above.

Information & Technology Services

Information & Technology Services’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$1,070	$998	$1,995	$1,843
Operating profit	$93	$86	$175	$157

Net sales increased by 7% for the quarter and 8% for the six months ended June 30, 2006 from the 2005 periods. For both the quarter and year-to-date periods, the increases

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

in sales were primarily attributable to higher volume in Information Technology, which offset declines in NASA programs.

Segment operating profit increased by 8% for the quarter and 11% for the six months ended June 30, 2006, when compared to the 2005 periods. For both the quarter and year-to-date periods, the increases were due to improved performance in Defense Services.

Net Unallocated Corporate (Expense) Income

The following table shows the components of net unallocated Corporate (expense) income. For a discussion of the FAS/CAS pension adjustment and other types of items included in net unallocated Corporate (expense) income, see Note 7 to the financial statements in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)

FAS/CAS pension adjustment	$(68)	$(156)	$(136)	$(311)
Items not considered in segment operating performance	20	41	170	58
Other, net	15	14	(27)	20

	$(33)	$(101)	$7	$(233)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)

FAS 87 expense	$(234)	$(280)	$(468)	$(559)
Less CAS cost	(166)	(124)	(332)	(248)

FAS/CAS pension adjustment – expense	$(68)	$(156)	$(136)	$(311)

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance. Therefore, for purposes of segment reporting, the following items were included in “Unallocated Corporate (expense) income, net” for the quarters and six months ended June 30, 2006 and 2005:

Second Quarter 2006 –

•	A gain, net of state income taxes, of $20 million, related to the sale of certain surplus land in California.

First Quarter 2006 –

•	A gain, net of state income taxes, of $127 million related to the sale of 21 million of our shares of Inmarsat; and

•	A gain, net of state income taxes, of $23 million related to the sale of the assets of Space Imaging, LLC.

Second Quarter 2005 –

•	Recognition of a deferred gain, net of state income taxes, of $41 million related to the June 2005 initial public offering of shares of Inmarsat.

First Quarter 2005 –

•	A gain, net of state income taxes, of $47 million related to the sale of our 25% interest in Intelsat, Ltd.; and

•	A charge, net of state income tax benefits, of $30 million related to impairment in the value of a single telecommunications satellite operated by one of our wholly-owned subsidiaries.

On a net basis, these items increased our net earnings by $13 million ($0.03 per share) and $111 million ($0.25 per share) during the quarter and six months ended June 30, 2006, and by $27 million ($0.06 per share) and $39 million ($0.09 per share) during the quarter and six months ended June 30, 2005.

The decrease in “Other, net” between the six month periods was primarily attributable to the fact that we adopted FAS 123(R) “Share-Based Payments” prospectively on January 1, 2006 and recognized stock compensation expense of $57 million during the six months ended June 30, 2006 for stock options and grants of other stock based incentive awards.

LIQUIDITY AND CASH FLOWS

We have a balanced cash deployment and disciplined growth strategy to enhance our businesses, increase shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business (e.g., capital expenditures, independent research and development), made select acquisitions of businesses, repurchased shares, increased our dividends and

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

opportunistically reduced our debt. The following provides an overview of our execution of this strategy.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2006 was $2.8 billion, $553 million higher than the same period in 2005. The $370 million increase in net earnings, after adjusting for non-cash items such as depreciation and amortization, was the driving force behind the 2006 cash flows. The remaining change in operating cash between periods was due to the timing of contributions to our defined benefit pension plans and various other operating activities. While there was only a slight change in cash from operating working capital accounts, we continue to focus on the management of these accounts to maximize cash flow.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $263 million for the first six months of 2006 and $208 million for the first six months of 2005. We expect our capital expenditures to continue to increase over the next two years consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our financial targets and disciplined growth strategy. We invested $474 million in the first half of 2006 and $410 million in the comparable period of 2005 for the acquisition of businesses and payments related to acquisitions completed in prior periods.

We received proceeds of $156 million in the first half of 2006 from divestiture activities, including the sale of our shares in Inmarsat stock and the sale of the assets of Space Imaging, LLC. In the first half of 2005, we received $803 million from divestiture activities, including $752 million from the sale of our investment in Intelsat Ltd. and $41 million related to the redemption of certain Inmarsat equity-related instruments.

Financing Activities

Share activity and dividends – Shareholders were paid dividends of $261 million in the first half of 2006 compared to $222 million in the first half of 2005. We paid quarterly dividends of $0.30 per share in 2006 compared to $0.25 per share in 2005.

We used cash to repurchase common shares during the first six months of both 2006 and 2005. During the six months ended June 30, 2006, we used $1,590 million to repurchase 21.5 million common shares that were executed and settled during the six month period, and an additional $11 million was paid for 0.2 million common shares purchased in 2005 that were settled in January 2006. During the six months ended June 30, 2005, we used $355 million to repurchase 5.6 million common shares, of which $337 million was paid

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

for 5.3 million common shares in transactions that were executed and settled during the six month period, and an additional $99 million was paid for 1.8 million common shares purchased in 2004 that were settled in January 2005.

We made purchases under our share repurchase program, which provides for the repurchase of up to 88 million shares of our common stock from time-to-time at management’s discretion. As of June 30, 2006, we had repurchased a total of 68 million shares under the program, and there remained approximately 20 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended June 30, 2006.

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. We used $200 million in the first half of 2006 to reduce long-term debt, primarily for scheduled repayments. During the first half of 2005 we used $39 million for the early repayment of long-term debt.

CAPITAL RESOURCES

At June 30, 2006, our total long-term debt amounted to $4.8 billion, down approximately $200 million from the December 31, 2005 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR; however, at June 30, 2006, we had an agreement in place to swap variable interest rates on the debentures for fixed interest rates. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates. Our debt-to-total capital ratio remained unchanged at 39% from December 31, 2005 to June 30, 2006. We held cash and cash equivalents of approximately $3.0 billion and short-term investments of $430 million at June 30, 2006.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Our stockholders’ equity amounted to $7.7 billion at June 30, 2006, a decrease of $209 million from December 31, 2005. The following items were the drivers of the decrease:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other	Total
	(In millions)
Balance at December 31, 2005	$432	$1,724	$7,278	$(1,567)	$7,867

Net earnings	—	—	1,171	—	1,171
Common stock dividends declared (1)	—	—	(389)	—	(389)
Stock-based awards and ESOP activity (2)	12	680	—	14	706
Common stock repurchases	(22)	(1,568)	—	—	(1,590)
Other comprehensive loss	—	—	—	(107)	(107)

Net activity	(10)	(888)	782	(93)	(209)

Balance at June 30, 2006	$422	$836	$8,060	$(1,660)	$7,658

(1)	Amount includes dividends ($0.30 per share) declared and paid related to the first and second quarters of 2006, and dividends ($0.30 per share) declared related to the third quarter which is payable in September 2006.

(2)	Common stock and additional paid-in capital include amounts related to the exercise of 9.4 million stock options, resulting in the issuance of a like number of common shares.

At June 30, 2006, we had in place a $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility at June 30, 2006.

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

During the six months ended June 30, 2006, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

OTHER MATTERS

In March 2006, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed standard that, if enacted in its current form, would make a significant change to existing rules by requiring recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding noncash, after-tax adjustment to stockholders’ equity. The proposed standard would be effective at year-end 2006 and would require adoption on a retrospective basis. The proposed standard has not yet completed the FASB’s process for review and enactment, and therefore the final provisions of the standard and its effects on our financial statements, if and when it is issued, are not yet known. However, if the requirements of the proposed standard, as currently drafted, had been in effect at December 31, 2005, we would have recognized a noncash, after-tax reduction in our stockholders’ equity of approximately $3.5 billion.

In response to the public’s concern over the adequacy of pension plan funding, Congress has been drafting legislation to address the amount of annual contributions that companies are required to pay into their pension funds. Both the Senate and the House of Representatives have passed their own versions of a pension funding bill and those bills are currently in conference. It is expected that the conference process will produce compromises and changes in the Senate and House bills, and ultimate passage of a bill is uncertain. This uncertainty makes it difficult to quantify the potential impact to our pension funding. Generally, the Senate and House bills, as drafted, would accelerate the required amount of our annual pension plan contributions, which may have a material impact on our cash flows for a few years beginning in 2008. Absent other changes, the subsequent annual funding requirements would be expected to decline in recognition of the accelerated contributions.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

We participate in a joint venture with Russian government-owned space firms which has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets from a launch site in Kazakhstan. One of the joint venture partners, Khrunichev State Research and Production Space Center (Khrunichev), is the manufacturer of the Proton launch vehicle and provider of the related launch services in Russia. Contracts for launch services usually require substantial advances from the customer prior to launch. At June 30, 2006, $352 million of advances received from customers for Proton launch services not yet provided was included as a liability in our balance sheet in customer advances and amounts in excess of costs incurred.

A sizeable percentage of the advances we receive from customers for Proton launch services are sent to Khrunichev. If a contracted launch service is not provided, a sizeable percentage of the related advance would have to be refunded to our customer. At June 30, 2006, payments to Khrunichev included in inventories for launches under contract totaled $230 million. Our ability to recover these advances may be affected by Khrunichev’s ability to provide the launch services, as well as changes in economic conditions and the political environment in Russia, which we continually monitor. Through the second quarter of 2006, Proton launch services provided through our joint venture have been provided according to contract terms.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 30, 2006, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures with floating rates based on LIBOR for fixed interest rates through August 15, 2008. With this swap agreement, our debt portfolio effectively bears interest at fixed rates. The agreement has been designated as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the statement of earnings. We determined that the hedging relationship remained effective at June 30, 2006. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At June 30, 2006, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At June 30, 2006, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material.

We do not hold or issue derivative financial instruments for trading or speculative purposes.

Lockheed Martin Corporation

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, including internal control over financial reporting, which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2006.

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on page 22 and pages 24 through 32, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2005 (Form 10-K); “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 35 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 13 through 14 and pages 14 through 17, respectively, included in this Form 10-Q.

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

Lockheed Martin Corporation

to reflect the occurrence of subsequent events, changed circumstances, changes in its expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

Lockheed Martin Corporation

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K), or arising in the ordinary course of business. In the opinion of management and in-house counsel, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on our consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty.

We are primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to our suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us.

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

The following table provides information about our purchases during the three-month period ended June 30, 2006 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)
April 2006	400,000	$75.68	400,000	29,735,588
May 2006	5,661,000	$74.91	5,661,000	24,074,588
June 2006	3,692,400	$71.17	3,692,400	20,382,188

(1)	We repurchased a total of 9,753,400 shares of its common stock during the quarter ended June 30, 2006 under a share repurchase program that it announced in October 2002.

(2)	Our Board of Directors has approved a share repurchase program for the repurchase of up to 88 million shares of its common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Item 3.	Defaults Upon Senior Securities.

None.

Lockheed Martin Corporation

Item 4.	Submission of Matters to a Vote of Security Holders

On April 27, 2006, we held our Annual Meeting of Stockholders. A description of matters voted upon by stockholders at that meeting, and the results of such votes, were disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 27, 2006. At the Annual Meeting of Stockholders, the stockholders, among other items, approved performance-based goals for our 2006 Management Incentive Compensation Plan (2006 MICP) and an amendment and restatement of our charter. The performance-based goals are included in Exhibit B to the 2006 MICP and were incorporated by reference into the Form 8-K. A copy of the amended and restated charter was included in Exhibit 3.1 of the Form 8-K.

Item 5.	Other Information.

The Corporation entered into a professional services agreement with G. Thomas Marsh effective as of July 1, 2006. A copy of the agreement is filed as Exhibit 10 to this report. Mr. Marsh retired as an Executive Vice President of the Corporation effective July 1, 2006.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10	Professional Services Agreement between Lockheed Martin Corporation and G. Thomas Marsh

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2006

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 26, 2006	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller
(Chief Accounting Officer)

