Form 10-Q
period 2006-09-30
LOCKHEED MARTIN CORP
filed 2006-10-27
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer  ☒                Accelerated Filer  ☐                Non–Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2006
Common stock, $1 par value	423,895,827

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

Page No.
Part II. Other Information (continued)

Item 5.	Other Information	46

Item 6.	Exhibits	46

Signatures		47

Exhibit 10.1	Indenture dated as of August 30, 2006 for 6.15% Notes due 2036

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions, except per share data)
Net sales
Products	$8,137	$7,840	$24,703	$22,919
Services	1,468	1,361	4,077	4,065

	9,605	9,201	28,780	26,984

Cost of sales
Products	7,372	7,159	22,390	20,949
Services	1,284	1,204	3,586	3,613
Unallocated Corporate costs	146	222	401	606

	8,802	8,585	26,377	25,168

	803	616	2,403	1,816
Other income and expenses, net	102	90	416	284

Operating profit	905	706	2,819	2,100
Interest expense	90	93	276	277

Earnings before income taxes	815	613	2,543	1,823
Income tax expense	186	186	743	566

Net earnings	$629	$427	$1,800	$1,257

Earnings per common share:
Basic	$1.48	$0.97	$4.19	$2.84

Diluted	$1.46	$0.96	$4.12	$2.81

Cash dividends per common share	$0.30	$0.25	$0.90	$0.75

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited) September 30, 2006	December 31, 2005
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,288	$2,244
Short-term investments	395	429
Receivables	4,865	4,579
Inventories	2,034	1,921
Deferred income taxes	747	861
Other current assets	627	495

Total current assets	10,956	10,529

Property, plant and equipment, net	3,911	3,924
Goodwill	9,386	8,447
Purchased intangibles, net	551	560
Prepaid pension asset	1,223	1,360
Other assets	3,066	2,924

	$29,093	$27,744

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,933	$1,998
Customer advances and amounts in excess of costs incurred	4,940	4,331
Salaries, benefits and payroll taxes	1,613	1,475
Current maturities of long-term debt	41	202
Other current liabilities	1,856	1,422

Total current liabilities	10,383	9,428

Long-term debt, net	4,403	4,784
Accrued pension liabilities	2,597	2,097
Other postretirement benefit liabilities	1,270	1,277
Other liabilities	2,357	2,291

Stockholders’ equity:
Common stock, $1 par value per share	422	432
Additional paid-in capital	786	1,724
Retained earnings	8,541	7,278
Accumulated other comprehensive loss	(1,666)	(1,553)
Other	—	(14)

Total stockholders’ equity	8,083	7,867

	$29,093	$27,744

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(In millions)
Operating Activities:
Net earnings	$1,800	$1,257
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	429	396
Amortization of purchased intangibles	118	113
Changes in operating assets and liabilities:
Receivables	(87)	(283)
Inventories	(109)	214
Accounts payable	(95)	115
Customer advances and amounts in excess of costs incurred	608	406
Other	786	920

Net cash provided by operating activities	3,450	3,138

Investing Activities:
Expenditures for property, plant and equipment	(453)	(362)
Sale (purchase) of short-term investments, net	34	(30)
Acquisitions of businesses / investments in affiliates	(1,083)	(416)
Divestitures of businesses / investments in affiliates	180	806
Other	88	1

Net cash used for investing activities	(1,234)	(1)

Financing Activities:
Issuances of common stock and related amounts	688	318
Repurchases of common stock	(1,918)	(1,004)
Common stock dividends	(389)	(332)
Premium and transaction costs for debt exchange	(353)	—
Repayments of long-term debt	(200)	(39)

Net cash used for financing activities	(2,172)	(1,057)

Net increase in cash and cash equivalents	44	2,080
Cash and cash equivalents at beginning of period	2,244	1,060

Cash and cash equivalents at end of period	$2,288	$3,140

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

NOTE 1 – BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q in Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2005 Form 10-K filed with the Securities and Exchange Commission (SEC), except we adopted Statement of Financial Accounting Standards (FAS) 123(R), Stock-Based Compensation, effective January 1, 2006, as disclosed in Note 3. In our opinion, the interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year. We have reclassified certain amounts presented for prior periods to conform to the 2006 presentation.

NOTE 2 – EARNINGS PER SHARE

We compute basic and diluted per share amounts based on net earnings for the periods presented. We use the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The diluted per share amounts include the dilutive effects of stock options and restricted stock based on the treasury stock method when calculating the weighted average number of common shares.

Our $1.0 billion of floating rate convertible debentures had a dilutive effect on our earnings per share calculations during the quarter and nine months ended September 30, 2006. The debentures are convertible by holders into shares of our common stock on a contingent basis per the terms of the indenture agreement. The debentures are not convertible, unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter, or unless certain other events occur. The conversion price was $74.12 per share at September 30, 2006 and is expected to change over time as described in the indenture agreement. We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash and/or common stock. Though we have retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the conversion obligations in excess of the accreted principal amount, and requires that those shares be included in our calculation of weighted average common shares outstanding for diluted earnings per share computations. The number of those shares included in the computations for the quarter and nine months ended September 30, 2006 was not material.

Unless otherwise noted, we present all per share amounts cited in these financial statements on a “per diluted share” basis.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions, except per share data)

Net earnings for basic and diluted computations	$629	$427	$1,800	$1,257

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	424.3	440.5	429.7	442.3
Dilutive stock options, restricted stock and convertible securities	7.6	5.3	7.1	5.6

Average number of common shares outstanding for diluted computations	431.9	445.8	436.8	447.9

Earnings per common share
Basic	$1.48	$0.97	$4.19	$2.84

Diluted	$1.46	$0.96	$4.12	$2.81

NOTE 3 – STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, we recognize compensation cost beginning January 1, 2006 for costs related to 1) all share-based payments (stock options and restricted stock awards) granted before but not yet vested as of January 1, 2006, based on the grant-date fair value estimated under the original provisions of FAS 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS 123(R). We generally recognize compensation cost for stock options ratably over the three-year vesting period for active, non-retirement eligible employees and over the initial one-year vesting period for active, retirement eligible employees. We recognize compensation costs for restricted stock awards (RSAs) and restricted stock units (RSUs) granted to employees ratably over the vesting period. We have continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted after the date of adoption of FAS 123(R).

During the quarter and nine months ended September 30, 2006, we recorded non-cash compensation cost related to stock options and restricted stock totaling $26 million and $83 million, which are included in the statement of earnings in cost of sales. The net impact to earnings for those periods was $17 million ($0.04 per share) and $52 million ($0.12 per share). Compensation cost related to restricted stock in prior periods was not

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

material. The above amounts approximate the incremental impact of adopting FAS 123(R) as compared to the application of the original provisions of FAS 123.

Prior to January 1, 2006, we measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of FAS 123. The following pro forma disclosures for the nine-month period ended September 30, 2005 include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense related to retirement eligible employees with outstanding and unvested stock option awards. This adjustment reflects the service period as one year rather than the original vesting period, since our stock option award agreements allow employees to retain all stock option awards held through the initial vesting date prior to retirement and to continue vesting in the award as if their employment had continued.

Reported and pro forma earnings per share information for the quarter and nine months ended September 30, 2005 are as follows. The weighted average common shares outstanding for both the basic and fully diluted calculations are the same as those used to compute earnings per share in Note 2.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In millions, except per share data)
Net earnings:
As reported	$427	$1,257
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense	(14)	(42)
Inception-to-date adjustment	—	(33)

Pro forma	$413	$1,182

Earnings per basic share:
As reported	$0.97	$2.84
Fair value-based, pro forma compensation expense	(0.03)	(0.09)
Inception-to-date adjustment	—	(0.08)

Pro forma	$0.94	$2.67

Earnings per diluted share:
As reported	$0.96	$2.81
Fair value-based, pro forma compensation expense	(0.03)	(0.09)
Inception-to-date adjustment	—	(0.08)

Pro forma	$0.93	$2.64

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

We used the following weighted average assumptions in the Black-Scholes option pricing model for stock-based compensation awards during the nine month periods ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
	2006	2005

Risk-free interest rate	4.5%	3.7%
Dividend yield	1.80%	1.73%
Volatility factors related to expected price of our stock	0.260	0.259
Expected option life	5 years	5 years

Stock-Based Compensations Plans

We had two stock-based compensation plans in place at September 30, 2006: the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we have the right to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Our stockholders have approved the Award Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At September 30, 2006, we had 43 million shares reserved for issuance under our stock option and award plans. We issue new shares upon the exercise of stock options or vesting of RSUs.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Option Activity

The following table summarizes stock option activity during the first nine months of 2006:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)

Outstanding at December 31, 2005	34,138	$47.64
Granted	3,832	67.99
Exercised	(12,462)	46.15
Terminated	(160)	52.19

Outstanding at September 30, 2006	25,348	51.42	6.5	$878

Vested and unvested expected to vest at September 30, 2006	25,198	51.35	6.5	875

Exercisable at September 30, 2006	15,192	45.90	5.2	610

Stock options granted vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2006 and 2005 were $17.64 and $14.16. In addition, the aggregate fair value of all the stock options that vested during those periods was $103 million and $77 million, while the aggregate intrinsic value of all of the stock options that were exercised was $340 million and $156 million.

RSU and RSA Activity

The following table summarizes activity related to nonvested RSUs and RSAs for the first nine months of 2006:

	Number of RSUs /RSAs (In thousands)	Weighted Average Grant- Date Fair Value Per Share

Nonvested at December 31, 2005	577	$46.04
Granted	1,328	68.18
Vested	(47)	45.24
Terminated	(49)	53.11

Nonvested at September 30, 2006	1,809	62.12

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2006, we had $146 million of total unrecognized compensation cost related to nonvested stock options, RSUs and RSAs. We expect that cost to be recognized over a weighted-average period of 1.9 years. We received cash from the exercise of stock options totaling $575 million and $318 million for the nine months ended September 30, 2006 and 2005. In addition, we realized a $119 million tax benefit from the exercise of stock options during the first nine months of 2006. Consistent with FAS 123(R), we classified $113 million of this benefit as a financing cash inflow in the statement of cash flows, and the balance was classified as cash from operations. We realized $55 million of tax benefits from stock options exercised during the first nine months of 2005 and presented this tax benefit as cash from operations in its entirety.

NOTE 4 – INVENTORIES

	September 30, 2006	December 31, 2005
	(In millions)

Work in process, primarily related to long-term contracts and programs in progress	$4,846	$5,121
Less customer advances and progress payments	(3,153)	(3,527)

	1,693	1,594
Other inventories	341	327

	$2,034	$1,921

Inventories included amounts advanced to Khrunichev State Research and Production Space Center (Khrunichev), the Russian manufacturer of Proton launch vehicles and provider of related launch services. For information regarding those advances, see Note 9 – Subsequent Event.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

Our net pension cost for our benefit plans, as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Defined benefit pension plans
Service cost	$224	$213	$672	$639
Interest cost	389	383	1,168	1,151
Expected return on plan assets	(480)	(434)	(1,446)	(1,306)
Amortization of prior service cost	20	20	60	61
Recognized net actuarial losses	83	98	250	294

Total net pension expense	$236	$280	$704	$839

Retiree medical and life insurance plans
Service cost	$14	$14	$42	$44
Interest cost	48	52	143	156
Expected return on plan assets	(30)	(28)	(90)	(84)
Amortization of prior service cost	(5)	3	(17)	8
Recognized net actuarial losses	11	12	34	37

Total net postretirement expense	$38	$53	$112	$161

In 2006, we expect required contributions for our defined benefit plan’s pension trust to be approximately $100 million, after giving consideration to the $980 million in discretionary prepayments made to the trust in 2005. We expect required 2006 contributions for our retiree medical and life insurance plans to be approximately $230 million. During the first nine months of 2006, we contributed $68 million to the defined benefit pension plans’ trust and $115 million to the retiree medical and life insurance plans.

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

Nine lawsuits were filed against us as a result of an incident in July 2003 at our aircraft parts manufacturing facility in Meridian, Mississippi, that resulted in the deaths of seven employees and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision, intentional infliction of emotional distress and, in the case of the federal actions, racial or gender discrimination. On July 14, 2005, the U.S. Court of Appeals for the Fifth Circuit

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

reversed the U.S. District Court’s decision denying our motion for partial summary judgment in the Erica Willis Tanks v. Lockheed Martin lawsuit and dismissed the wrongful death and other state tort claims. On August 26, 2005, the U.S. District Court dismissed the wrongful death and other state tort claims in the other five lawsuits. The claims in U.S. District Court filed on behalf of deceased employees and those who were wounded have settled or agreements to settle have been reached in principle for all but one claimant. There are several claims still pending in U.S. District Court alleging discrimination, bystander and wrongful termination claims.

On June 10, 2003, we filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against Boeing and various individuals. On May 24, 2004, we filed an amended and supplemental complaint, which presently alleges that the defendants solicited, acquired and used our proprietary information during the competition for awards under the U.S. Air Force’s Evolved Expendable Launch Vehicle (EELV) programs and others in violation of Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on our disclosure to the U.S. Air Force and the government of Boeing’s possession and use of our documents in the EELV and other competitions. In connection with the proposed formation of United Launch Alliance (see Note 8), we and Boeing agreed that we would dismiss all claims against each other simultaneous with the closing of the transaction. On May 5, 2005, upon motions made by both parties, the U.S. District Court suspended all activity in the cases pending the outcome of the transaction. We subsequently entered into a joint stand-still stipulation with Boeing that neither party will file a petition seeking to reopen the pending civil litigation prior to November 15, 2006 and that after that date, unless we both agree to further extend the joint stand-still stipulation, either we or Boeing may seek to reopen the case, but must do so by December 15, 2006. The stipulation further provides that if neither party has sought to reopen the case, then either party may request that the court dismiss the case in its entirety with prejudice and the other party will not object to the request.

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

We have been in litigation with certain residents of Redlands, California since 1997 regarding allegations of personal injury, property damage, and other tort claims on behalf

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

of individuals and putative classes of individuals arising from our alleged contribution to regional groundwater contamination. In March and April of 2005, the California Court of Appeal issued orders staying all trial and appellate proceedings pending further order of the Court, including staying the trial of 14 claims that was to have commenced in May 2005 in the California Superior Court for San Bernardino County. Following an unsuccessful settlement conference, the trial proceedings remain stayed pending further review and action by the Court of Appeal. On July 11, 2006, the Court of Appeal issued a ruling directing the trial court to dismiss plaintiffs’ punitive damage claims in the case. Plaintiffs petitioned the California Supreme Court for review, but that petition was rejected on September 27, 2006.

Environmental matters – We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. At September 30, 2006 and December 31, 2005, the aggregate amount of liabilities recorded relative to environmental matters was $464 million. Environmental cleanup activities usually span several years, which makes estimating liabilities more judgmental due to, for example, changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these factors in estimates of the timing and amount of any future costs that may be required for remediation actions. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. We have recorded assets totaling $353 million at September 30, 2006 and December 31, 2005 for the portion of environmental costs that are probable of future recovery in the pricing of our products and services for U.S. Government businesses.

About 60% of the liability at September 30, 2006, relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability relates to other properties (including current operating facilities and certain facilities operated in prior years) where our obligation is probable and we can estimate the financial exposure. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, we project costs over an appropriate time frame not to exceed 20 years. We cannot reasonably determine the extent of our financial exposure in all cases at this time. We also are pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents and have submitted a plan approved by the Regional Board to maintain public water supplies with respect to chlorinated solvents during the investigation. Following further study of perchlorate health effects by both the National Academy of Sciences and by the U.S. Environmental Protection Agency, California reaffirmed a six parts per billion (ppb) public health goal for perchlorates in March 2005. Although the six ppb

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

public health goal is not a legally enforceable drinking water standard, we have developed and are in the process of implementing a preliminary remediation plan to meet the six ppb goal in anticipation that California may institute an enforceable standard at that level.

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

NOTE 7 – INFORMATION ON BUSINESS SEGMENTS

We operate in five business segments: Aeronautics, Electronic Systems, Space Systems, Information & Technology Services (I&TS) and Integrated Systems & Solutions (IS&S). We organize our business segments based on the nature of the products and services we offer. The following table, under the caption “Operating profit,” provides a reconciliation of total operating profit of the business segments to the related consolidated amount. The reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 3), the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Net sales
Aeronautics	$2,778	$2,987	$8,267	$8,632
Electronic Systems	2,758	2,493	8,274	7,490
Space Systems	1,855	1,681	5,925	4,969
Information & Technology Services	1,147	989	3,142	2,832
Integrated Systems & Solutions	1,067	1,051	3,172	3,061

Total	$9,605	$9,201	$28,780	$26,984

Operating profit
Aeronautics	$308	$253	$809	$720
Electronic Systems	281	264	937	791
Space Systems	176	154	558	453
Information & Technology Services	111	93	286	250
Integrated Systems & Solutions	99	92	292	269

Total business segments	975	856	2,882	2,483
Unallocated Corporate expense, net	(70)	(150)	(63)	(383)

Total	$905	$706	$2,819	$2,100

Intersegment revenue (a)
Aeronautics	$27	$23	$84	$74
Electronic Systems	161	166	512	463
Space Systems	34	37	102	138
Information & Technology Services	235	217	668	676
Integrated Systems & Solutions	146	151	470	456

Total business segments	$603	$594	$1,836	$1,807

(a)	Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above. These transactions are generally on terms and conditions that are similar to other government and commercial customers.

The assets of the I&TS segment increased from $2,885 million at December 31, 2005 to $3,948 million at September 30, 2006, primarily due to the acquisitions of Pacific Architects and Engineers, Inc. and Aspen Systems Corporation during the first nine months of 2006 (see Note 8). There were no other significant changes in segment assets from amounts disclosed as of the end of 2005.

NOTE 8 – OTHER

Matters Included in Earnings

In the third quarter of 2006, we recorded a tax benefit related to claims filed with the Internal Revenue Service for additional export tax benefits for sales in previous years. Recognition of this benefit decreased income tax expense by $62 million ($0.14 per share), and reduced our effective tax rates for the quarter and nine month periods by 7.6% and 2.4%, respectively.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the third quarter of 2006, we sold certain surplus land in Florida for $44 million in cash. The transaction resulted in a gain, net of state income taxes, of $31 million which we recorded in other income and expenses, and an increase in net earnings of $20 million ($0.05 per share).

In the second quarter of 2006, we sold certain surplus land in California for $32 million in cash. The transaction resulted in a gain, net of state income taxes, of $20 million which we recorded in other income and expenses, and an increase in net earnings of $13 million ($0.03 per share).

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Acquisitions

In the first nine months of 2006, we completed the acquisitions of, among others:

•	Pacific Architects and Engineers, Inc., a provider of services to support military readiness, peacekeeping missions, nation-building activities, and disaster relief services (included in our I&TS segment);

•	Savi Technology, Inc., a developer of active radio frequency identification solutions (included in our IS&S segment);

•	Aspen Systems Corporation, an information management company that delivers a range of business process and technology solutions (included in our I&TS segment);

•	ISX Corporation, a provider of military decision systems and other information technology solutions for government customers (included in our Electronic Systems segment); and

•	HMT Vehicles, a military vehicle design company (included in our Electronic Systems segment).

The aggregate cash paid for these acquisitions, as well as for amounts paid in 2006 related to acquisitions completed in 2005, was $1.1 billion. Additional payments totaling approximately $150 million are required to be made over the next three years related to these acquisitions, with the majority payable over the next 12 months. We accounted for these acquisitions under the purchase method of accounting. We recorded preliminary purchase accounting adjustments at September 30, 2006 by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. Preliminary purchase accounting adjustments included recording combined goodwill of $932 million, of which approximately $80 million will be amortized for tax purposes. These preliminary adjustments and estimates may change when we finalize our analyses. These acquisitions were not material to our consolidated results of operations for the quarter and nine months ended September 30, 2006.

Debt Exchange

In August 2006, we issued $1,079 million of new 6.15% Notes due 2036 (the New Notes). The New Notes were issued in exchange for a portion of our then outstanding debt securities listed in the following table (the Old Notes), and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the Old Notes.

Principal amount exchanged
(In millions)
Old Notes exchanged -
8.50% Debentures due 2029	$933
8.375% Senior Debentures due 2023	97
8.375% Senior Debentures due 2024	49

$1,079

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We accounted for the transaction as an exchange of debt under Emerging Issues Task Force (EITF) Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The cash consideration of $343 million, which is included in the statement of cash flows in financing activities, will be amortized over the life of the New Notes as a discount, using an effective interest method, and recorded in interest expense. Accordingly, the New Notes are included on our balance sheet net of the unamortized discount under the caption long-term debt, net. The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and were recorded in other income and expenses. They reduced net earnings by $11 million ($0.03 per share).

Dividends

During the quarter and nine months ended September 30, 2006, we paid quarterly dividends of $0.30 per share and $0.90 per share, respectively. In addition, we declared our fourth quarter 2006 dividend of $0.35 per share in the third quarter to holders of record on December 1, which was recorded as a current liability and a reduction of retained earnings. This dividend is payable in December 2006. During the quarter and nine months ended September 30, 2005, we paid quarterly dividends of $0.25 per share and $0.75 per share, respectively.

Other Comprehensive Income

The components of comprehensive income for the three months and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)

Net earnings	$629	$427	$1,800	$1,257
Other comprehensive income (loss):
Reclassification adjustment related to available-for-sale investments	—	—	(93)	—
Net unrealized gain from available-for-sale investments	—	10	—	171
Other	(6)	2	(20)	(14)

	(6)	12	(113)	157

Comprehensive income	$623	$439	$1,687	$1,414

The reclassification adjustment represents the reclassification of the unrealized gain recorded in accumulated other comprehensive income related to our investment in Inmarsat, as we realized a gain on the sale of Inmarsat shares in the first quarter of 2006 which is reflected in net earnings. During the nine months ended September 30, 2005, the increase in the fair value of our Inmarsat shares of $146 million, net of income taxes,

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

was the primary reason for the increase in the net unrealized gain from available-for-sale investments.

Tax and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $796 million and $413 million during the nine month periods ended September 30, 2006 and 2005. Our total interest payments were $226 million and $196 million during the same respective periods.

United Launch Alliance

In 2005, we entered into an agreement (the JV Agreement) with Boeing to create a joint venture that would combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. The joint venture, named United Launch Alliance, LLC (ULA), would be structured as a 50-50 joint venture and would be accounted for as an equity method investment. Under the terms of the JV Agreement, Atlas and Delta expendable launch vehicles would continue to be available as alternatives on individual launch missions. We do not expect that the formation of ULA would have a material impact on our results of operations or financial position for 2006.

The completion of the ULA transaction is subject to conditions to closing, including government and regulatory approvals and agreements in the United States and internationally. On October 3, 2006, the Federal Trade Commission terminated the pre-merger waiting period for the ULA transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) following publication of a consent order that would govern certain post-closing activities of ULA, Boeing and Lockheed Martin. We presently are continuing to work to close the ULA transaction and implement the terms of the consent order, although no closing date for the transaction has been set. We cannot predict at this time when closing will occur. The JV Agreement provides that either party may terminate the transaction because the closing did not take place by March 31, 2006. The JV Agreement also stipulates, upon closing of the transaction, that we and Boeing will dismiss all claims against each other in the pending civil litigation related to a previous competition for launches under the Air Force EELV program (see Note 6 for a discussion of that litigation).

New Accounting Rules

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS 158 requires the recognition in the balance sheet of the overfunded or underfunded positions of defined benefit pension and other postretirement plans, along with a corresponding noncash, after-tax adjustment to stockholders’ equity. The standard is effective for year-end 2006. We are in the process of reviewing and analyzing the impact that the adoption of FAS 158 will have on our financial statements. Based on preliminary

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

estimates and analyses, we would expect to recognize a noncash, after-tax reduction in our stockholders’ equity at December 31, 2006 of approximately $2.6 billion as a result of its adoption. This estimate was calculated using a discount rate of 6%. This rate will not be finalized until year-end, consistent with our pension plan measurement date.

In July 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We currently do not expect the impact of its adoption to have a material impact on our results of operations, financial position or cash flows.

NOTE 9 – SUBSEQUENT EVENT

In October 2006, we sold our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS International Launch Services, Inc. (ILS) to Space Transport Inc. LKEI is a joint venture we had with Russian government-owned space firms which has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets. One of the joint venture partners, Khrunichev State Research and Production Space Center (Khrunichev), is the manufacturer of the Proton launch vehicle and provider of the related launch services. ILS was a joint venture between LKEI and us to market Atlas and Proton launch vehicles and services. We have retained the right to market commercial Atlas launch vehicles and services.

Contracts for Proton launch services usually required substantial advances from the customer prior to launch which are included as a liability on our balance sheet in customer advances and amounts in excess of costs incurred. At September 30, 2006, those advances totaled $388 million. A sizeable percentage of the advances we received from customers for Proton launch services were sent to Khrunichev and included on our balance sheet in inventories for launches under contract. At September 30, 2006, those payments to Khrunichev totaled $253 million. If a contracted launch service was not provided, the related advance would have to be refunded to the customer by LKEI. In the event LKEI did not refund the advance, we would have been responsible for making the payment to certain customers.

Under the sale agreement, we will continue to be responsible to refund advances to certain customers if launch services are not provided and LKEI does not refund the advance. Due to this continuing involvement with those customers of LKEI and ILS, we will not recognize this transaction as a divestiture for financial reporting purposes. We will defer recognition of approximately $60 million of net earnings that otherwise would have been recognized on the sale of our interests in LKEI and ILS, and will continue to include the related assets and liabilities on our balance sheet. We would expect to recognize the earnings upon the expiration of our responsibility to refund the

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

advances, which we believe will be in 2008 based on the expected Proton launch schedule. Our ability to realize the profit is dependent upon Khrunichev providing the contracted launch services and, in the event the launch services are not provided, LKEI’s ability to refund the advance. Through the date we sold our ownership interests, Proton launch services provided through LKEI were provided according to contract terms. The customer advances and inventories recorded at the time of closing totaled $340 million and $263 million, respectively.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of September 30, 2006, and the related condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Corporation’s management.

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

October 24, 2006

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2006

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems, products and services. We mainly serve customers in domestic and international defense, civil agencies, and homeland security. Our sales to agencies of the U.S. Government represented 85% of our sales in 2005. Of the remaining 15% of sales, approximately 13% related to sales to international customers, with the remainder attributable to commercial customers. Our main areas of focus are in defense, space, intelligence, homeland security and government information technology.

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Information & Technology Services (I&TS) and Integrated Systems & Solutions (IS&S). As a lead systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft, spacecraft and launch services.

The following discussion should be read along with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules, the results of operations of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of our future operating results. The following discussions of comparative results between periods should be viewed in this context. We present per share amounts cited in the following discussions on a “per diluted share” basis.

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows describes the contributions of each of our business segments to our consolidated sales and operating profit for the quarter and nine-month periods ended September 30, 2006 and 2005. We use an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Most of our services sales are generated in our Information & Technology Services segment.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Net sales for the third quarter of 2006 were $9.6 billion, a 4% increase over the third quarter 2005 sales of $9.2 billion. Net sales for the first nine months of 2006 were $28.8 billion, a 7% increase over the $27.0 billion recorded in the comparable 2005 period. Sales increased during the quarter and nine months ended September 30, 2006 from the comparable 2005 periods in every business segment except Aeronautics.

Other income and expenses, net was $102 million for the third quarter of 2006 compared to $90 million recorded in the comparable 2005 period. The increase was primarily due to a gain of $31 million from a land sale and an increase of $13 million in interest income, partially offset by the $16 million of expenses associated with the debt exchange and expenses from other Corporate activities.

Other income and expenses, net was $416 million for the nine months ended September 30, 2006 compared to $284 million recorded in the comparable 2005 period. The increase was primarily due to a $127 million gain associated with the sale of Inmarsat stock, a $23 million gain from the sale of assets of Space Imaging LLC, and $51 million of gains from land sales. The 2005 results included a $47 million gain from the sale of our investment in Intelsat and a gain related to our investment in Inmarsat. In addition, the increase between periods reflected an increase in interest income recorded in the 2006 period, resulting primarily from higher cash balances and interest rates.

Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payments, and related rules, on a modified prospective basis (see Note 3). Under this method, we recognize compensation cost related to the estimated fair value of nonvested stock options and restricted stock granted in 2006 and prior years. Prior to January 1, 2006, we measured compensation cost for stock options using the intrinsic value method, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method. During the quarter and nine months ended September 30, 2006, we recorded compensation cost related to stock options and restricted stock totaling $26 million and $83 million, which are included in the statement of earnings in cost of sales. The net impact to earnings for those periods was $17 million ($0.04 per share) and $52 million ($0.12 per share). Compensation cost related to restricted stock in prior periods was not material. As a result, the above amounts approximate the incremental impact of adopting FAS 123(R) as compared to the application of the original provisions of FAS 123. As of September 30, 2006, we had $146 million of total unrecognized compensation cost related to nonvested stock options, restricted stock units and restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

State income taxes are included in our operations as general and administrative costs and, in accordance with U.S. Government regulations, are allowable in establishing prices for our products and services. Accordingly, a substantial portion of state income taxes is included in our sales and cost of sales. As a result, the impact on our operating profit (earnings before interest and taxes) of certain transactions and other matters disclosed in this Form 10-Q is disclosed net of state income taxes.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Operating profit for the third quarter of 2006 was $905 million, an increase of 28% from the $706 million recorded in the comparable 2005 period. Operating profit for the nine months ended September 30, 2006 was $2.8 billion, an increase of 34% from the $2.1 billion recorded in the comparable 2005 period. Operating profit increased in all five business segments during the quarter and nine months ended September 30, 2006 from the comparable 2005 periods.

Interest expense for the third quarter and nine months ended September 30, 2006 was $90 million and $276 million, representing a decrease of $3 million and $1 million from the comparable periods in 2005.

Our effective income tax rates for the quarter and nine months ended September 30, 2006 were 22.8% and 29.2%. The effective rates for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales, the tax deduction for U.S. manufacturing activities and deductions for dividends related to our employee stock ownership plan. In addition, the rates for both periods included a tax benefit related to claims we filed with the Internal Revenue Service in the third quarter for additional export tax benefits for sales in previous years. This benefit decreased income tax expense by $62 million ($0.14 per share), and reduced our effective tax rates for the quarter and nine month periods by 7.6% and 2.4%, respectively.

Our effective income tax rates for the quarter and nine months ended September 30, 2005 were 30.3% and 31.0%. The effective rates for both periods were lower than the statutory rate of 35% primarily due to tax benefits related to export sales, the tax deduction for U.S. manufacturing activities and deductions for dividends related to our employee stock ownership plan.

Net earnings for the third quarter of 2006 were $629 million ($1.46 per share) compared to $427 million ($0.96 per share) reported in the third quarter of 2005. Net earnings for the nine months ended September 30, 2006 were $1.8 billion ($4.12 per share) compared to $1.3 billion ($2.81 per share) reported in the comparable 2005 period.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$2,778	$2,987	$8,267	$8,632
Operating profit	$308	$253	$809	$720

Net sales for Aeronautics decreased as previously projected by 7% for the quarter and by 4% for the nine months ended September 30, 2006 from the 2005 periods. During the quarter, sales declined in both Air Mobility and Combat Aircraft. The decline in Air Mobility was mainly due to lower volume on the C-130 and C-5 programs. The decrease in Combat Aircraft was due to lower volume on F-16 programs, which was partially offset by increases in F-35 and F-22 volume. For the nine-month period, a decline in Air Mobility sales was partially offset by a slight increase in Combat Aircraft sales. The decline in Air Mobility was attributable to fewer C-130J deliveries and lower volume on the C-5 program. The increase in Combat Aircraft sales was mainly due to higher F-35 volume, partially offset by reduced volume on F-16 programs.

Segment operating profit increased by 22% for the quarter and by 12% for the nine months ended September 30, 2006 from the 2005 periods. During the quarter, operating profit increased in both Combat Aircraft and Air Mobility. In Combat Aircraft, operating profit increased due to improved performance on the F-22 and F-16 programs and higher F-35 volume. The increase in Air Mobility was mainly due to improved performance on C-130J sustainment activities in 2006. For the nine-month period, operating profit increased in both Combat Aircraft and Air Mobility. The increase in Combat Aircraft was due to higher operating profit on the F-35 program, which was partially offset by lower operating profit on the F-22 program. These fluctuations were attributable to the fact that in 2005, operating profit included a reduction in earnings on the F-35 program and increased volume and improved performance on the F-22 program. In Air Mobility, the increase was due to improved performance on C-130J sustainment activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$2,758	$2,493	$8,274	$7,490
Operating profit	$281	$264	$937	$791

Net sales for Electronic Systems increased by 11% for the quarter and 10% for the nine months ended September 30, 2006 from the 2005 periods. During the third quarter, sales increased due to higher volume in platform integration activities at Platform, Training & Transportation Solutions (PT&TS) and surface system programs at Maritime Systems & Sensors (MS2) for both the quarter and nine-month periods. Sales at Missiles & Fire Control (M&FC) increased during the quarter due to tactical missile programs and increased for the nine-month period due to air defense programs.

Segment operating profit increased by 6% for the quarter and 18% for the nine months ended September 30, 2006 when compared to the 2005 periods. The increase in operating profit during the third quarter was attributable to improved performance in distribution technology activities at PT&TS, and volume and improved performance on surface systems programs at MS2. For the nine-month period, Electronic Systems’ operating profit increased due to higher volume and improved performance on simulation and training activities at PT&TS and improved performance on radar programs at MS2 and fire control programs at M&FC.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$1,855	$1,681	$5,925	$4,969
Operating profit	$176	$154	$558	$453

Net sales for Space Systems increased by 10% for the quarter and 19% for the nine months ended September 30, 2006 from the 2005 periods. For both the quarter and nine-month periods, the sales growth was mainly due to higher volume on both commercial and government satellite programs. There was one commercial satellite delivery in the third quarter of 2006 and four in the nine months of 2006, compared to no deliveries during the comparable 2005 periods. In Launch Services, sales remained relatively unchanged for the quarter and nine months ended September 30, 2006. Sales growth in

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Strategic & Defensive Missile Systems (S&DMS) due to higher volume in both fleet ballistic missile and missile defense programs also contributed to the sales increase for the nine-month period.

Segment operating profit increased by 14% for the quarter and 23% for the nine months ended September 30, 2006, compared to the 2005 periods. For the quarter, operating profit increases in Launch Services were partially offset by a slight decline in Satellites. In Launch Services, the increase was mainly due to the Atlas program, including activities associated with the EELV Launch Capability (ELC) contract. For the nine months, operating profit increased in all three of the segment’s lines of business. In Launch Services, the increase was driven by improved performance on the Atlas Program resulting from risk reduction activities, including the first quarter definitization of the ELC contract. In S&DMS, the increase was due to higher volume and improved performance on the programs discussed above, while the growth in Satellites was primarily driven by the increase in commercial satellite deliveries.

In 2005, Lockheed Martin and Boeing announced that they had entered into an agreement to create a joint venture that would combine the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles (see Note 8). The joint venture, named United Launch Alliance, LLC (ULA), would be structured as a 50-50 joint venture between Lockheed Martin and Boeing, and will be accounted for as an equity method investment. Accordingly, subsequent to closing, we will no longer recognize sales for the operations we include in the joint venture. At this time, closing of the transaction has not been scheduled and either party may terminate the transaction at any time prior to closing. We do not expect that the formation of ULA would have a material impact on our consolidated results of operations or financial position for 2006.

Information & Technology Services

Information & Technology Services’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$1,147	$989	$3,142	$2,832
Operating profit	$111	$93	$286	$250

Net sales increased by 16% for the quarter and 11% for the nine months ended September 30, 2006 from the 2005 periods. The quarterly sales increase was primarily due to higher volume in Information Technology and Defense Services programs. For the year-to-date period, the increase in sales was attributable to higher volume in both Information Technology and Defense Services, which was partially offset by reduced volume in NASA programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Segment operating profit increased by 19% for the quarter and 14% for the nine months ended September 30, 2006 when compared to the 2005 periods. For both the quarter and year-to-date periods, the increases in operating profit were primarily due to higher volume in Information Technology and Defense Services.

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)

Net sales	$1,067	$1,051	$3,172	$3,061
Operating profit	$99	$92	$292	$269

Net sales increased by 2% for the quarter and 4% for the nine months ended September 30, 2006 from the 2005 periods. For both the quarter and year-to-date periods, the increases in net sales were primarily attributable to higher volume and improved performance related to intelligence, defense and information assurance activities.

Operating profit increased by 8% for the quarter and 9% for the nine months ended September 30, 2006 when compared to the 2005 periods. For both the quarter and nine month periods, the increases in operating profit were primarily attributable to the same factors that impacted net sales as described above.

Net Unallocated Corporate (Expense) Income

The following table shows the components of net unallocated Corporate (expense) income. For a discussion of the FAS/CAS pension adjustment and other types of items included in net unallocated Corporate (expense) income, see Note 7 to the financial statements in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)

FAS/CAS pension adjustment	$(70)	$(155)	$(206)	$(466)
Items not considered in segment operating performance	15	—	185	58
Other, net	(15)	5	(42)	25

	$(70)	$(150)	$(63)	$(383)

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)

FAS 87 expense	$(236)	$(280)	$(704)	$(839)
Less CAS cost	(166)	(125)	(498)	(373)

FAS/CAS pension adjustment – expense	$(70)	$(155)	$(206)	$(466)

The decrease in the FAS 87 expense and increase in the CAS cost amounts in 2006 compared to 2005 are consistent with our expectations based on the assumptions we used in computing these amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2005 Annual Report on Form 10-K under the caption “Critical Accounting Policies.”

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance. Therefore, for purposes of segment reporting, the following items were included in “Unallocated Corporate (expense) income, net” for the quarters and nine months ended September 30, 2006 and 2005:

Nine Months ended September 30, 2006 –

•	A gain in the third quarter, net of state income taxes, of $31 million related to the sale of certain surplus land in Florida;

•	Expenses in the third quarter, net of state income tax benefits, of $16 million associated with the debt exchange;

•	A gain in the second quarter, net of state income taxes, of $20 million, related to the sale of certain surplus land in California;

•	A gain in the first quarter, net of state income taxes, of $127 million related to the sale of 21 million of our shares of Inmarsat; and

•	A gain in the first quarter, net of state income taxes, of $23 million related to the sale of the assets of Space Imaging, LLC.

On a net basis, these items increased our net earnings by $9 million ($0.02 per share) and $120 million ($0.27 per share) during the quarter and nine months ended September 30, 2006. Net earnings for the quarter and nine month periods in 2006 were also impacted by the tax benefit related to claims filed with the Internal Revenue Service for additional export tax benefits for sales in previous years, which decreased income tax expense by $62 million ($0.14 per share).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Nine Months ended September 30, 2005 –

•	Recognition of a deferred gain in the second quarter, net of state income taxes, of $41 million related to the June 2005 initial public offering of shares of Inmarsat;

•	A gain in the first quarter, net of state income taxes, of $47 million related to the sale of our 25% interest in Intelsat, Ltd.; and

•	A charge in the first quarter, net of state income tax benefits, of $30 million related to impairment in the value of a single telecommunications satellite operated by one of our wholly-owned subsidiaries.

The items recorded during the nine months ended September 30, 2005 increased our net earnings by $39 million ($0.09 per share) on a net basis. There were no comparable items related to the quarter ended September 30, 2005.

The decrease in “Other, net” between the nine month periods was primarily attributable to the fact that we adopted FAS 123(R) “Share-Based Payments” prospectively on January 1, 2006 and recognized stock compensation expense of $83 million during the nine months ended September 30, 2006 for stock options and grants of other stock based incentive awards.

LIQUIDITY AND CASH FLOWS

We have a balanced cash deployment and disciplined growth strategy to enhance our businesses, increase shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business (e.g., capital expenditures, independent research and development), made select acquisitions of businesses, repurchased shares, increased our dividends and opportunistically reduced and restructured our debt. The following provides an overview of our execution of this strategy.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2006 was $3.5 billion, $312 million higher than the same period in 2005. Our earnings, adjusted for non-cash items such as depreciation and amortization and working capital improvements, were the driving force behind the 2006 cash flows. We continue to focus on the management of working capital accounts to maximize cash flow.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $453 million for the nine months of 2006 and $362 million for the nine months of 2005. We expect our capital expenditures to continue to increase over the next two years consistent with the expected growth in our business and to support specific program requirements.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our financial targets and disciplined growth strategy. We paid $1.1 billion in the first three quarters of 2006 and $416 million in the comparable period of 2005 for the acquisition of businesses and payments related to acquisitions completed in prior periods.

We received proceeds of $180 million in the first nine months of 2006 from divestiture activities, including the sale of our shares in Inmarsat stock and the sale of the assets of Space Imaging, LLC. In the nine months of 2005, we received $806 million from divestiture activities, including $752 million from the sale of our investment in Intelsat Ltd. and $41 million related to the redemption of certain Inmarsat equity-related instruments.

Financing Activities

Share activity and dividends – Shareholders were paid dividends of $389 million in the nine months of 2006, compared to $332 million in the comparable period of 2005. We paid quarterly dividends of $0.30 per share in 2006, compared to $0.25 per share in 2005. In September 2006, our board of directors authorized an increase in our quarterly dividend to $0.35 per share from $0.30 per share.

We used cash to repurchase common shares under our share repurchase program during the first nine months of both 2006 and 2005. During the nine months ended September 30, 2006, we used $1,907 million to repurchase 25.3 million common shares that were executed and settled during the nine month period, and we paid an additional $11 million for 0.2 million common shares purchased in 2005 that settled in January 2006. During the first nine months of 2005, we used $933 million on a net basis to repurchase 14.9 million common shares, of which $905 million for 14.4 million shares settled during the nine month period, and we paid an additional $99 million to settle share repurchases that occurred in 2004.

Our share repurchase program authorizes the repurchase of up to 108 million shares of our common stock from time-to-time at management’s discretion, including 20 million of additional shares that our Board authorized for repurchase under the program in September 2006. As of September 30, 2006, we had repurchased a total of 71 million shares under the program, and there remained approximately 37 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended September 30, 2006.

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. During the first nine months of 2006, we paid $353 million to complete the exchange of debt and $200 million related to scheduled debt repayments. During

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

the first nine months of 2005, we used $39 million for the early retirement of long-term debt.

CAPITAL RESOURCES

At September 30, 2006, our total long-term debt amounted to $4.4 billion, down approximately $542 million from the December 31, 2005 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR; however, at September 30, 2006, we had an agreement in place to swap variable interest rates on the debentures for fixed interest rates. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates. Our debt-to-total capital ratio decreased to 36% at September 30, 2006, from 39% at December 31, 2005. We held cash and cash equivalents of approximately $2.3 billion and short-term investments of $395 million at September 30, 2006.

In August 2006, we issued $1.1 billion of new 6.15% Notes due 2036 (the New Notes). The New Notes were issued in exchange for a portion of certain then outstanding debt securities (the Old Notes), and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the Old Notes. We accounted for the transaction as an exchange of debt under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The cash consideration of $343 million will be amortized over the life of the New Notes as a discount, using an effective interest method, and recorded in interest expense. The New Notes are included on our balance sheet under the caption long-term debt, net and are presented net of the unamortized discount. The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and reduced net earnings by $11 million ($0.03 per share).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Our stockholders’ equity amounted to $8.1 billion at September 30, 2006, an increase of $216 million from December 31, 2005. The following items were the drivers of the increase:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other	Total
	(In millions)

Balance at December 31, 2005	$432	$1,724	$7,278	$(1,567)	$7,867

Net earnings	—	—	1,800	—	1,800
Common stock dividends declared (1)	—	—	(537)	—	(537)
Stock-based awards and ESOP activity (2)	15	944	—	14	973
Common stock repurchases	(25)	(1,882)	—	—	(1,907)
Other comprehensive loss	—	—	—	(113)	(113)

Net activity	(10)	(938)	1,263	(99)	216

Balance at September 30, 2006	$422	$786	$8,541	$(1,666)	$8,083

(1)	Amount includes dividends ($0.30 per share) declared and paid related to the first three quarters of 2006, and dividends declared of $0.35 per share for the fourth quarter of the year.

(2)	Common stock and additional paid-in capital include amounts related to the exercise of 12.5 million stock options, resulting in the issuance of a like number of common shares.

At September 30, 2006, we had in place a $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility at September 30, 2006.

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

During the nine months ended September 30, 2006, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

OTHER MATTERS

In August 2006, the President signed into law new legislation related to pension plan funding in response to the public’s concern over the adequacy of such funding. The new law has the effect of accelerating the required amount of annual pension plan contributions most companies will be required to pay, effective in 2008. The legislation provides an exemption for us as well as other large defense contractors that delays the requirement to accelerate funding. The legislation also requires the Cost Accounting Standards (CAS) Board to modify its pension accounting rules by 2010 to better align the recovery of pension contributions on U.S. Government contracts with the accelerated funding requirements. The new funding requirements for large defense contractors will be delayed until the earlier of 2011 or the year in which the changes to the CAS rules are effective.

In October 2006, we sold our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS International Launch Services, Inc. (ILS), two joint ventures with which we had previously been associated that marketed and sold Proton launch services, to Space Transport Inc. (see Note 9). Under the sale agreement, we will continue to be responsible to refund advances to certain customers if launch services are not provided and LKEI does not refund the advance. Due to this continuing involvement with those customers of LKEI and ILS, we will not recognize this transaction as a divestiture for financial reporting purposes. We will defer recognition of approximately $60 million of net earnings that otherwise would have been recognized on the sale of our interests in LKEI and ILS, and will continue to include the related assets and liabilities on our balance sheet. We would expect to recognize the earnings upon the expiration of our responsibility to refund the advances, which we believe will be in 2008 based on the expected Proton launch schedule. Our ability to realize the profit is dependent upon Khrunichev providing the contracted launch services and, in the event the launch services are not provided, LKEI’s ability to refund the advance. Through the date we sold our ownership interests, Proton launch services provided through LKEI were provided according to contract terms. The customer advances and inventories recorded at the time of closing totaled $340 million and $263 million, respectively.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2006, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures with floating rates based on LIBOR for fixed interest rates through August 15, 2008. With this swap agreement, our debt portfolio effectively bears interest at fixed rates. We have designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the statement of earnings. We determined that the hedging relationship remained effective at September 30, 2006. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At September 30, 2006, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At September 30, 2006, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter and nine months then ended, were not material.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to Department of Defense reviews, Congressional actions, budgetary constraints, cost-cutting initiatives, terrorist threats and homeland security); the impact of continued military operations in Iraq and Afghanistan on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; materials availability and performance by key suppliers, subcontractors and customers; return on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets; the future impact of legislation, changes in accounting or tax rules, export policies; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, government/regulatory approvals, and environmental remediation efforts); the competitive environment for our products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on page 22 and pages 24 through 32, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2005 (Form 10-K); “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 27 through 38 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on page 14 and pages 15 through 18, respectively, included in this Form 10-Q.

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

Lockheed Martin Corporation

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 6 – Legal Proceedings and Contingencies” on pages 15 through 18 of this Form 10-Q.

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

The following table provides information about our purchases during the three-month period ended September 30, 2006 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Programs (2)

July 2006	—	$—	—	20,382,188
August 2006	2,381,700	$83.18	2,381,700	18,000,488
September 2006	1,444,100	$82.38	1,444,100	36,556,388

(1)	We repurchased a total of 3,825,800 shares of its common stock during the quarter ended September 30, 2006 under a share repurchase program that was announced in October 2002.

(2)	Our Board of Directors has approved a share repurchase program for the repurchase of up to 108 million shares of its common stock from time-to-time, including 20 million of additional shares that were authorized for repurchase under the program in September 2006. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Item 3.	Defaults Upon Senior Securities.

None.

Lockheed Martin Corporation

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1	Indenture dated as of August 30, 2006 for 6.15% Notes due 2036 (incorporated by reference to our Form 8-K regarding a debt exchange filed on August 30, 2006)

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2006

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 26, 2006	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller
(Chief Accounting Officer)