Form 10-K
period 2006-12-31
LOCKHEED MARTIN CORP
filed 2007-02-26
CIK 936468

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

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

Approximately $30.4 billion as of June 30, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 422,481,655 shares outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2007 Definitive Proxy Statement are incorporated by reference in Part III of this
Form 10-K.

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2006

PART I

ITEM 1.	BUSINESS

General

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems and products, and provides a broad range of management, engineering, technical, scientific, logistic and information services. We serve customers in domestic and international defense and civil markets, with our principal customers being agencies of the U.S. Government. We were formed in 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. We are a Maryland corporation.

In 2006, 84% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Sales to foreign governments (including foreign military sales funded, in whole or in part, by the U.S. Government) amounted to 13% of net sales in 2006, while 3% of our net sales were made to commercial and other customers.

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

Business Segments

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Information Technology & Global Services (IT&GS) and Integrated Systems & Solutions (IS&S). The name of our IT&GS segment, formerly known as Information & Technology Services (I&TS), was changed to better reflect the segment’s capabilities and service offerings following the growth experienced by our information technology and business process services businesses and through recent acquisitions. For more information concerning our segment presentation, including comparative segment sales, operating profits and related financial information for 2006, 2005 and 2004, see Note 15—Information on Business Segments beginning on page 85 of this Form 10-K.

On February 22, 2007, we announced a realignment of our operations to enhance support for critical customer missions and increase our integration of resources. The realignment includes the combination of our IT&GS and IS&S business segments into a new business segment named Information Systems & Global Services (IS&GS). In addition, the following changes have also been made as part of this realignment:

•	The Aircraft & Logistics Centers, which have been part of IT&GS, will become part of Aeronautics;
•

Our contract to manage the Sandia National Laboratories and our ownership in the joint venture that manages the Atomic Weapons Establishment in the United Kingdom, which have been part of IT&GS, will be reported in Electronic Systems; and

•	Transportation and Security Solutions, which is currently reported in Electronic Systems, will become part of IS&GS.

Also, our Advanced Concepts organization, including the Center for Innovation, which has been managed by IS&S, will be managed by our Chief Technology Officer. These changes do not affect the historical results, discussion or presentation of our business segments as set forth in this Form 10-K. We will begin to report our financial results consistent with this new structure beginning with the first quarter of 2007.

Aeronautics

Aeronautics is engaged in the design, research and development, systems integration, production, sustainment, support and upgrade of advanced military aircraft, air vehicles and related technologies. Our customers include various government agencies and the military services of the United States and allied countries around the world. Major products and programs include design, development and production of the F-35 Joint Strike Fighter; the F-22 air dominance and multi-mission combat aircraft; the F-16 multi-role fighter; the C-130J tactical transport aircraft; the C-5 strategic airlifter modernization; and support for the F-117 stealth fighter, P-3 maritime patrol aircraft, S-3 multi-mission aircraft and U-2 high-altitude reconnaissance aircraft. We also produce major components for the F-2 fighter for Japan and are a co-developer of the T-50 advanced jet trainer for South Korea. Our Skunk WorksTM advanced development organization is focused on next generation innovative systems solutions using rapid prototyping and advanced technologies.

In 2006, Aeronautics’ net sales of $11.4 billion represented 29% of our total net sales. The major lines of business and the percentage that each contributed to Aeronautics’ 2006 net sales are:

The segment is dependent on the U.S. military and international governments as customers. In 2006, U.S. Government customers accounted for approximately 78% of the segment’s net sales.

Combat Aircraft

Our Combat Aircraft business designs, develops, produces and provides systems support for fighter aircraft. Our major fighter aircraft programs include:

•	F-35 Lightning II Joint Strike Fighter – stealth multi-role coalition fighter
•	F-22 Raptor – air dominance and multi-mission stealth fighter
•	F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter

Both the F-35 and F-22 are 5TH Generation fighters, combining stealth, supersonic speed, high maneuverability, sensor fusion and other attributes to achieve a level of capability and survivability unmatched by earlier generation combat aircraft. The F-16 is a 4TH Generation fighter which, as a result of multiple upgrades, continues to play an important role in the defense of the U.S. and its allies.

F-35

The F-35 Lightning II is designed to be a superior multi-role stealth aircraft offering profound improvements in lethality, survivability, affordability and supportability over all existing international multi-role aircraft. The United States and its international partners (the United Kingdom, Italy, the Netherlands, Turkey, Canada, Australia, Denmark and Norway) are working together on the System Development and Demonstration (SDD) program to design, test and build a family of aircraft and sustainment systems to meet joint and coalition requirements. Israel and Singapore are security cooperation participants on the SDD program. In 2006, the U.S. and four of the partner countries signed the government-to-government Production, Sustainment and Follow-On Development memorandum of understanding, and as of February 8, 2007, all but one of the remaining partner countries had signed it as well. The memorandum provides a long-term business framework for partner aircraft sustainment modifications.

The F-35’s multiple-variant designs include:

•	F-35A, a conventional takeoff and landing variant (CTOL)
•	F-35B, a short takeoff and vertical landing variant (STOVL)
•	F-35C, a carrier-based variant (CV)

The F-35 is planned to replace the F-16 and A-10 for the U.S. Air Force, the F/A-18A/C for the U.S. Navy, the AV-8B and F/A-18A/C/D for the U.S. Marine Corps, and the Harrier GR.7 and Sea Harrier short takeoff and vertical landing attack aircraft for the United Kingdom Royal Air Force and Royal Navy.

Aeronautics was awarded the SDD contract for the F-35 in the fourth quarter of 2001. Calendar-year 2006 marked the fifth full year of performance on the planned 12-year development contract. The successful first flight of the first F-35A CTOL aircraft, to be used to test airworthiness and systems evaluation, occurred in December 2006, a major milestone in an aircraft’s development phase. Component production has begun for the next five F-35A CTOL aircraft as well as for the first five F-35B STOVL aircraft. The first flights of the STOVL and CV aircraft are planned to occur through the 2009 timeframe.

Given the size of the F-35 program, we anticipate that there will be a number of studies related to the program schedule and production quantities over time as part of the normal DoD, Congressional and international partners’ oversight and budgeting processes.

F-22

We are the industry team leader for the F-22 Raptor. In production since 1997, the F-22 has unmatched capabilities compared with other current U.S. Air Force aircraft. The capabilities include enhanced maneuverability, stealth, supercruise speed (speed in excess of Mach 1 without afterburner) and advanced integrated avionics that enable pilots to attack critical air and surface targets to gain and maintain air superiority against air-to-air and ground-to-air threats. The program is in full-rate production. Through 2006, a total of 86 F-22s have been delivered to the U.S. Air Force, including 27 Raptors delivered during 2006. This year, we received the contract for Production Lot 6 (24 aircraft) and advanced procurement funding for Production Lots 7, 8 and 9. There are 45 F-22s in backlog. Congress authorized a multi-year contract for Lots 7, 8 and 9 for a total of 60 aircraft in the Fiscal Year 2007 Defense Budget.

In 2006 we delivered F-22s to the second operational squadron, the 94th Fighter Squadron at Langley Air Force Base (AFB), Virginia, and we expect to deliver the first aircraft for the third operational unit, the 90th Fighter Squadron at Elmendorf AFB, Alaska, in early 2007. The Raptor completed its first deployment in 2006, participating in “Operation Northern Edge” in Alaska, a large-scale exercise designed to prepare joint forces to respond to crises around the world. During the exercise, F-22s demonstrated exceptional performance, ensuring air dominance and enhancing the success of combat commanders by providing improved situational awareness for other ground and air assets. The success of this exercise led to the award of the 2006 Robert J. Collier Trophy to Lockheed Martin and the F-22 Raptor team. The Collier Trophy is awarded annually by the National Aeronautic Association “for the greatest achievement in aeronautics or astronautics in America” during the preceding year.

F-16

We are the prime contractor on the F-16 Fighting Falcon multi-role tactical fighter aircraft and continue to provide upgrades and support for the U.S. Air Force and our international customers. The program achieved its 4,300th delivery milestone during the second quarter of 2006. Also in 2006, the program delivered its initial aircraft to the government of Poland, our newest F-16 customer. Since the program’s inception in the mid-1970s through 2006, 4,348 F-16s have been delivered worldwide, representing nearly 30 years of continuous production deliveries. The aircraft has been selected by 24 countries, with 51 follow-on buys by 14 of these countries to date.

In 2006, a total of 67 F-16 aircraft were delivered worldwide. In December 2006, an Undefinitized Contractual Action (UCA) was signed for the foreign military sales procurement of 18 new F-16 aircraft with an additional 18 aircraft option to the Government of Pakistan. We also signed a UCA for a major mid-life avionics upgrade program for Pakistan’s existing F-16 fleet. Backlog at year end was 117 F-16 aircraft, including 18 aircraft under the Pakistan UCA. The Pakistan aircraft program extends F-16 aircraft production into the third quarter of 2010.

Many technologically advanced multi-role capability improvements have been incorporated into new F-16 production aircraft as well as modification programs for in-service aircraft. Air-to-air and precision attack capabilities have been improved through the inclusion of new systems, sensors and weapons. Advanced electronic warfare systems have improved survivability. New fuel tank configurations have increased range and endurance. Modernized, upgraded engines have increased aircraft performance and improved supportability. Advanced communication links have given the F-16 network-centric warfare capabilities.

Other Combat Aircraft

We participate with Japan in joint production of the F-2 fighter aircraft. We are a co-developer of the T-50 supersonic jet trainer aircraft for South Korea. We also provide sustaining engineering, modifications and upgrades for the F-117

Nighthawk, the world’s first operational low observable (stealth) fighter. During 2006, the F-117 fleet marked its 25th year of operational service and 250,000th flight hour milestone with the U.S. Air Force.

Air Mobility

In Air Mobility, we design, develop, produce and provide full system support and sustainment of tactical and strategic airlift aircraft. Our major programs include production, support and sustainment of the C-130J Super Hercules, support of the legacy C-130 fleet, support of the existing C-5A/B/C fleet and development, installation and support of the emerging C-5M Super Galaxy fleet.

C-130J

The C-130J Super Hercules is an advanced technology, tactical transport aircraft offering improved performance and reliability, and reduced operating and support cost, compared to earlier C-130 models. The C-130J incorporates state-of-the-art cockpit design and avionics, a more powerful and efficient propulsion system and other innovations into a proven, mission-tested airframe. It is designed primarily to support the military mission of tactical combat transport. It also is a multi-mission platform that has been purchased in support of electronic warfare, weather reconnaissance and sea surveillance missions and as an aerial tanker. In 2006, we delivered 12 C-130Js, including eight aircraft to the U.S. Air Force and four aircraft to the U.S. Marine Corps. A total of 186 C-130Js have been ordered, with 39 remaining in backlog at the end of 2006.

The Super Hercules is the latest variant produced on the longest continuously operating military aircraft assembly line in history. Including all models of the aircraft, we have delivered a total of 2,301 C-130s from the program’s inception in 1954 through 2006. Late in 2006, the U.S. Air Force officially declared initial operational capability for the C-130J. In the U.S., the active-duty Air Force, Air Force Reserve Command and Air National Guard units fly C-130Js. The Marine Corps operates KC-130J tankers and the Coast Guard flies the HC-130J, which will soon be fully missionized for maritime patrol and search and rescue. International C-130J operators include the United Kingdom Royal Air Force, Royal Australian Air Force, Italian Air Force and the Royal Danish Air Force. International customers have been flying C-130Js on operational missions for several years.

C-5

The first fully modernized C-5M Super Galaxy rolled out in May 2006 with first flight in June. The C-5M is the product of two major modification programs to the C-5 strategic airlifter: the C-5 Avionics Modernization Program (AMP) and the C-5 Reliability Enhancement and Reengining Program (RERP). The C-5 AMP program replaces the 1960s and 1970s-era analog avionics system in the C-5 fleet with a digital suite along with an integrated architecture that allows for further upgrades. The reliability enhancement portions of RERP replace out-of-production or historically unreliable components with updated ones and add structural strength. Together, the modification programs are expected to extend the life of the C-5s to the year 2040. A total of 111 C-5A/B/C and now M-model aircraft are currently in the U.S. fleet. Active duty U.S. Air Force, Air National Guard, and Air Force Reserve Command units operate the C-5.

Sustainment

As part of both our Combat Aircraft and Air Mobility businesses, we provide a full range of logistics support, sustaining engineering, upgrade modifications and services for our full line of aircraft, including the F-22 Raptor, the F-16 Fighting Falcon, the C-130 Hercules and the C-5 Galaxy airlifters, as well as legacy products including the P-3 Orion maritime patrol and reconnaissance aircraft, the aircraft carrier-based S-3 Viking multi-mission aircraft, the F-117 Nighthawk stealthy attack aircraft and the U-2 Dragon Lady high-altitude reconnaissance aircraft. For the F-35 Lightning II SDD program, the company is developing an autonomic logistics and global sustainment solution, focused on performance-based logistics, to provide an affordable total air system life-cycle sustainment solution for the aircraft’s multiple variants and customer base worldwide.

We are developing an extensive service life extension program, including the planned production of new wings, for the existing fleet of P-3 aircraft. We believe there are opportunities to implement this program with a number of domestic and international P-3 operators. In 2006, we signed a three-year S-3 Prime Vendor Support contract, which will continue our nearly decade-long support effort for the U.S. Navy’s Viking fleet until its planned retirement in 2009.

In 2006, the team of Lockheed Martin, Rolls Royce and Marshall Aerospace was awarded the Hercules Integrated Operational Support contract for the long-term support of the United Kingdom’s fleet of C-130 aircraft. We also received contracts from the U.S. Government for mid-term and long-term C-130J sustainment.

The five year follow-on F-117 Total System Support Partnership contract, awarded in 2006, continues the performance-based logistics support concept where the original manufacturer assumes responsibility for support of the entire air vehicle. A major milestone achieved on the F-117 program this past year included the incorporation of the latest iteration of computer software. It was deemed operational, and provided the F-117 with Joint Direct Attack Munition satellite-guided weapons capability.

The U-2 has been the backbone of our nation’s airborne intelligence collection operations for several decades, and continues to provide unmatched operational capabilities in support of Operation Enduring Freedom. As a result of the Reconnaissance Avionics Maintainability Program upgrade, which includes state of the art cockpit displays and controls along with other sensor modifications, the U-2 will continue to provide leading-edge intelligence collection capabilities for years to come.

Advanced Research and Development

We are involved in advanced development programs and advanced design and rapid prototype applications. Our Advanced Development Programs organization, known as the Skunk WorksTM, has made unmanned air systems one focus of its efforts, and is actively developing the operational concepts and enabling technologies to provide these assets to the DoD in a cost effective manner. Additional focus on future systems includes next generation capabilities for both long range strike and air mobility.

Some notable accomplishments in 2006 include the first flight of a prototype airship and continued development and incremental testing of the Cormorant multi-purpose unmanned aerial vehicle (UAV), the Revolutionary Approach to Time-critical Long Range Strike (RATTLRS) vehicle and Falcon, a hypersonic technologies initiative. RATTLRS is a demonstration program to increase capabilities and performance for expendable supersonic vehicles. Development and technology testing continues on the morphing UAV, which can change its platform configuration in flight. For the Falcon program, we plan to develop a demonstration vehicle to determine the key technologies necessary for hypersonic flight.

In addition, we continue to explore technology insertion in existing aircraft, such as the F-22, F-16 and C-130; are actively involved in numerous horizontal integration activities that allow separate systems to work together to increase effectiveness and lethality; and continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design and development.

Competition

We are a major worldwide competitor in combat aircraft, air mobility and military aircraft research and development. Military aircraft are subject to a wide variety of U.S. Government controls (e.g., export restrictions, market access, technology transfer, offset and contracting practices). While a variety of criteria determine the results of different competitions, price is a major factor, as is past performance and customer confidence. Other critical factors are technical capabilities, release of technology, prior purchase experience, financing and total cost of ownership.

In international sales, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of competitions. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements. As a result, we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis on page 53 of this Form 10-K.

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

With respect to tactical fighters, the F-16 remains a formidable competitor especially on the basis of price and our continued ability to update its capabilities with changes in sensor and weapons systems, while the F-22 and F-35 are recognized as the world’s only 5TH Generation fighter aircraft and are designed to be transformationally lethal and survivable against emerging high-threat systems. The F-22 is designed to provide air-dominance, strike and multi-mission stealth combat capabilities needed for conventional military operations. The U.S. Air Force is the only F-22 customer since international sales of the Raptor are presently prohibited by Congress. The F-35 is a cornerstone of future defense capability and is planned to replace several existing multi-role fighters for the U.S. and its allied partners. Due to the number of governments that have agreed to participate in the system development and demonstration phase, we anticipate that significant international demand could develop for the F-35.

Demand for air mobility aircraft is driven by the need to maintain or replace large numbers of aircraft for which maintenance costs have been increasing and by the high development costs for new replacement aircraft. In some cases, the choice has been to modernize and update the available aircraft. With some customers, new commercial aircraft derivatives may make suitable replacement platforms and may be the final choice. In other cases, existing platforms may perform the job more capably if modernized. In 2006, domestic and international customers opened competitions for air mobility aircraft or chose to procure new C-130J aircraft.

The C-5 remains a key platform for meeting the U.S. Air Force’s strategic airlift goals through modernization of the aircraft, while the C-130J provides intra-theater airlift and a full range of tactical mobility, refueling and humanitarian airlift capabilities.

With changes in the way products are deployed, operated and supported, our customers are changing their approach to sustainment of our platforms. Historically, nearly all domestic and international users of our fighter, transport and special mission aircraft have sought to develop and maintain the capability to perform 100 percent of the necessary support functions. Due to the combined factors of defense budget constraints, increased component reliability and decreased (or eliminated) depot inspections, the business case no longer exists for 100 percent organic support. As a result, the logistics support opportunities have increased. As the original equipment manufacturer for numerous platforms, we are focused on expanding our global sustainment services, an increasingly important portion of the Aeronautics business. We continue to provide support through depot partnerships and industrial cooperative relationships. There are elements within the sustainment portfolio in which third party providers offer competition. However, in the major areas of sustaining engineering, modification and upgrade, and supply chain management, we believe the original equipment manufacturer is better able to integrate production improvements into a customer’s existing complex systems while keeping the changes affordable through the sharing of development costs among multiple users.

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

In 2006, Electronic Systems’ net sales of $11.3 billion represented 28% of our total net sales. Electronic Systems’ three major lines of business and the percentage that each contributed to 2006 net sales are:

The segment is dependent on both military and civilian agencies of the U.S. Government as customers. In 2006, U.S. Government customers accounted for approximately 77% of the segment’s total net sales.

Electronic Systems’ most significant programs based on sales in 2006 included: the Terminal High Altitude Area Defense (THAAD) system; the Patriot Advanced Capability (PAC-3) missile; the VH-71 Presidential helicopter; the AEGIS weapon system; and the Arrowhead fire control system for the Apache helicopter. These top five programs represented less than 30% of Electronic Systems’ sales in 2006. The segment has a diverse portfolio of over 1,000 programs. Historically, this diversity has provided a stable backlog and reduced potential risks that can result from reductions in funding or changes in customer priorities.

Maritime Systems & Sensors

Maritime Systems & Sensors (MS2) provides ship systems integration services, surface ship and submarine combat systems, sea-based missile defense systems, sensors, tactical avionics, port traffic management systems, missile launching systems, aerostat surveillance systems, and supply chain management programs and systems.

The AEGIS weapon system is a fleet defense system and the sea-based element of the U.S. missile defense system. It is a radar and missile system, integrated with its own command and control system, intended to defend against advanced air, surface and subsurface threats. The AEGIS program encompasses activities in development, production, ship integration and test and lifetime support for ships at sea. We manufacture major portions of the AEGIS weapon system for the U.S. Navy and international customers. We test and integrate weapon systems for the U.S. Navy’s Ticonderoga class cruiser and Arleigh Burke class destroyer, along with the Kongo class destroyer for Japan, the F100 and F105 class frigates for Spain, the Fridtjof Nansen class frigate for Norway, the KDX class destroyer for Korea and the Hobart class air warfare destroyer for Australia. Since program inception in 1978, MS2 has received contracts for 111 AEGIS weapons systems, including 27 for the Ticonderoga class cruiser, 62 for the Arleigh Burke class destroyer and 22 for other systems. We delivered the 100th AEGIS weapon system to the U.S. Navy in November 2006.

In 2006, the U.S. Army awarded MS2 a contract to provide five prototype units of the EQ-36 Counterfire Target Acquisition Radar. We successfully launched the USS Freedom, the first in a new class of Littoral Combat Ships (LCS) that are designed to give the U.S. Navy added flexibility to operate in coastal waters. In June, the U.S. Navy exercised an option to purchase the third LCS, the second from Lockheed Martin. The third ship is currently under a 90-day stop work order issued by the U.S. Navy on January 12, 2007, to allow the Navy time to assess the total cost of the LCS ships.

Additionally, in 2006 the Deepwater contract that we co-lead for the U.S. Coast Guard through a joint venture was awarded an extension of an additional 43 months beyond the base-term contract completion date of June 2007. We perform work related to air domain and command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) on the Deepwater program.

Missiles & Fire Control

Missiles & Fire Control develops and produces land-based, air, and theater missile defense systems, tactical battlefield missiles, electro-optical systems, fire control and sensor systems, and precision-guided weapons and munitions.

The THAAD program is a transportable defensive missile system designed to engage targets both inside and outside of the Earth’s atmosphere. The THAAD system is comprised of the THAAD fire control and communication units, missiles, radars, launchers and ground support equipment. The program, currently in the development phase, has conducted three successful test flights in three attempts. During 2006, we secured the initial THAAD production contract for two fire units.

The PAC-3 missile is an advanced defensive missile designed to intercept incoming airborne threats. We were awarded a fourth U.S. production contract in April 2006 for 112 PAC-3 missiles and a fifth U.S. production contract in December 2006 for 112 PAC-3 missiles.

The Arrowhead fire control system provides modernized targeting and piloting capabilities to the U.S. Army and other international customers for Apache helicopter crews, continuing our over 20-year legacy of providing pilot night-vision sensors and targeting capabilities for the Apache. More than 1,000 sensor systems have been delivered to the U.S. Army and foreign military customers since 1983. The Arrowhead kits will replace certain legacy hardware on the U.S. Army and other international customers’ Apache helicopters to provide a modernized sensor for safer flight in day, night and bad weather missions and improved weapons targeting capability. The initial Arrowhead production contract was awarded in 2003, with major new awards received in 2006 for Arrowhead Lot 3 from the U.S. Army and for United Kingdom production from Westland Helicopters Limited.

Missiles & Fire Control received a number of new contracts and follow-on orders and achieved key program milestones in 2006. We lead a multinational venture that is developing the Medium Extended Air Defense System (MEADS), a mobile air defense system designed to replace Patriot systems used by the United States and Germany and Nike Hercules systems in Italy. The Small Diameter Bomb II Seeker Risk Reduction award was received to develop and demonstrate a multimode seeker capability for the F-35 and F-22 aircraft. A competitive down select is planned in 2009 for SDD, limited rate initial production and full rate production of up to 12,000 units. The Joint Air-to-Surface Standoff Missile (JASSM) secured its first international customer, Australia, in 2006. JASSM is an autonomous, long-range, conventional, air-to-ground precision standoff missile for the U.S. Air Force and Navy.

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

The VH-71 Presidential Helicopter program will provide the new fleet of “Marine One” helicopters for the President of the United States. The VH-71 program calls for the delivery of 23 medium-lift operational helicopters with the first helicopter with initial operating capability to be delivered in 2009.

We were awarded a contract by the United Kingdom Ministry of Defence to sustain the capability of the Royal Navy’s multi-mission Merlin helicopter. Under the Merlin Capability Sustainment Programme, we will develop and upgrade 30 helicopters within the current Merlin Mk1 fleet with an option to upgrade up to eight additional aircraft and mission systems. We also delivered the first four new-production MH-60R helicopters to the U.S. Navy. We integrate the Sikorsky airframe with the Common Cockpit™ avionics suite and advanced mission systems for anti-submarine and anti-surface warfare. Based on the successful delivery, the U.S. Navy approved full-rate production, and is expected to order more than 250 MH-60R aircraft through 2015 with production quantities peaking at 30 per year.

Our tactical wheeled vehicle team won a competitive contract award for the Future Tactical Truck System Utility Vehicle Phase II advanced concept technology demonstration. We delivered a technology demonstrator vehicle to the U.S. Army in December. The U.S. Army is using this program to help refine its requirements for the upcoming “Humvee” replacement program, the Joint Light Tactical Vehicle. The team also is producing four Lightweight Prime Mover vehicles for the U.S. Marine Corps. Under the terms of the contract, the U.S. Marine Corps can acquire up to 120 vehicles. The vehicles will be used to tow the service’s new 10,000 pound M777 155-mm lightweight artillery howitzer.

In 2006, we received a 20-year contract to provide basic flight training to the Republic of Singapore Air Force, and were selected as the preferred bidder for the United Kingdom’s Military Flight Training System for which we expect to negotiate a contract by the end of 2007. Also in the United Kingdom, we were down-selected to the field test phase for the 2011 U.K. Census. We were a member of one of two teams that were down-selected for the U.K. e-Borders contract, a significant restructuring of the United Kingdom’s border control and security framework related to passenger traffic. We were awarded contracts with the Departments of the Interior, Homeland Security (DHS) and Health and Human Services for credentialing services. The Advanced Technologies Oceanic Procedures program went operational at three Federal Aviation Administration (FAA) sites, providing the capability to substantially improve air traffic efficiencies in oceanic airspace. Our solution for the New York Metropolitan Transportation Authority, to provide a comprehensive upgrade of the electronic security operations infrastructure, received SAFETY Act designation and certification, substantially reducing potential liability. The operational phase of the 2006 Canadian Census, which included web-based data collection, concluded successfully.

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

In international sales, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of competitions. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements. As a result, we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis on page 53 of this Form 10-K.

Space Systems

Space Systems is engaged in the design, research, development, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. The Satellite product line includes both government and commercial satellites. Strategic & Defensive Missile Systems includes missile defense technologies and systems and fleet ballistic missiles. Space Transportation Systems includes the next generation human space flight system known as the Orion crew exploration vehicle and Ares launch system, as well as the Space Shuttle’s external tank and commercial launch services using the Atlas V launch vehicle. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities and expendable launch services for the U.S. Government.

In 2006, Space Systems’ net sales of $7.9 billion represented approximately 20% of our total net sales. Space Systems’ principal lines of business and the percentage that each contributed to 2006 net sales are:

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2006, U.S. Government customers accounted for approximately 91% of the segment’s net sales.

Satellites

Our Satellites business designs, develops, manufactures and integrates advanced technology satellite systems for government and commercial applications. We are responsible for various classified systems and services in support of vital national security systems.

We are the prime contractor for the DoD’s next generation of highly secure communications satellites known as the Advanced Extremely High Frequency (AEHF) system. The AEHF constellation is envisioned to include three networked satellites designed to provide improved secure data throughput capability and coverage flexibility to regional and global military operations and to be compatible with the Milstar I and II systems. The AEHF communication system includes the satellite constellation, mission control segment and terminal development. We are under contract to build the three space vehicles and develop the ground segment.

We also are the prime contractor for the Space-Based Infrared System (SBIRS) program. SBIRS is providing the nation with enhanced worldwide missile detection and tracking capabilities. The consolidated ground system, operational since 2001, processes data from the Defense Support Program satellites and manages the satellite constellation. The ground system also provides the foundation to evolve mission capabilities as SBIRS payloads and satellites are deployed. SBIRS is envisioned to operate with a total of four satellites in geo-synchronous earth orbit and two sensors in highly-elliptical orbit to increase mission capabilities for missile warning, missile defense, technical intelligence and battlespace characterization. Our current contract includes two geo-synchronous orbit spacecraft and two highly-elliptical orbit payloads. In 2006, the first highly-elliptical orbit payload was launched and is performing well during its initial checkout phase.

The Global Positioning System (GPS) is a space-based radio navigation and time distribution system. Its mission is to provide precise, continuous, and all-weather three-dimensional position, velocity, timing and information to properly equipped air, land, sea and space-based users. We are the prime contractor for the GPS IIR program, which includes 20 satellites that will improve navigation accuracy and provide longer autonomous satellite operation than current global positioning satellites. In 2006, we successfully delivered in orbit the second and third in a series of eight modernized GPS Block IIR-M satellites that include new features that enhance operations and navigation signal performance for military and civilian GPS users around the globe.

In 2006, we continued to perform work in preparation for the GPS III program. GPS III is intended to deliver major improvements in accuracy, assured service delivery, integrity, and flexibility for military and civil users. This work will assess mission needs and requirements, and evaluate innovative architecture recommendations, culminating in a systems design review in March 2007. The U.S. Air Force is expected to award a multi-billion dollar development contract to a single contractor in 2007.

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

We are the prime contractor and systems integrator for the Mobile User Objective System (MUOS) program for the U.S. Navy. MUOS is a next-generation narrowband tactical satellite communications system that is envisioned to provide significantly improved and assured communications for the mobile warfighter. MUOS is planned to replace the current narrowband tactical satellite communications system known as the Ultra High Frequency Follow-On (UFO) system. The MUOS satellites are designed to be compatible with the existing UFO system and associated legacy terminals and provide increased military communications availability. The program calls for the delivery of five satellites, and operational turnover of the first MUOS satellite is planned for 2010.

We continue to execute a concept study for Space Radar, a transformational system being developed for the DoD to provide global intelligence, surveillance and reconnaissance for the military and intelligence community. The system will be comprised of a constellation of spacecraft that will provide rapid-revisit coverage of the entire Earth’s surface. During the concept development effort, we will develop and evaluate multiple candidate architectures for the system, including the horizontal integration of the system with other existing and planned assets.

We produce exploration spacecraft such as the Mars Reconnaissance Orbiter and Mars Phoenix Lander, as well as earth-orbiting satellites and sensors for Earth observation and environmental monitoring. Our Satellite business also designs, builds, markets and operates turnkey commercial satellite systems for space-based telecommunications and other applications. In 2006, we delivered five commercial satellites and were awarded one new commercial satellite contract.

Strategic & Defensive Missile Systems

Our Strategic & Defensive Missile Systems business has been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since the program’s inception in 1955. The Trident II D5 is the latest generation of submarine launched ballistic missiles, following the highly successful Polaris, Poseidon C3, and Trident I C4 programs. The Trident II D5 began initial production in 1988 and has achieved a mission-success track record of 117 consecutive successful test launches. The Trident II D5 is the only intercontinental ballistic missile in production in the United States.

We are integrally involved with several missile defense programs. As prime contractor for the Targets and Countermeasures Program, we manage the overall missile defense targets hardware and software portfolio for the Missile Defense Agency (MDA), providing realistic test environments for the system being developed by the MDA to defend against all classes of ballistic missiles. We are the prime contractor for the MDA’s Multiple Kill Vehicles (MKV) payload system. In the event of an enemy launch, a single interceptor equipped with the MKV payload system is designed to destroy the enemy lethal reentry vehicle along with any countermeasures deployed to confuse the missile defense system. We are part of the industry team that is developing the Airborne Laser to detect, track and destroy hostile ballistic missiles in the vulnerable boost phase of flight. We provide the beam control fire control system, which is designed to accurately point and focus the high-energy laser beam. The beam control fire control system completed initial flight testing in 2005, and in 2006 its performance was confirmed in a series of ground tests.

Space Transportation Systems

Our Space Transportation Systems business provides human space flight systems.

We were selected by NASA to design and build the agency’s next-generation human space flight crew transportation system known as Orion, with an initial contract value of approximately $4.0 billion. Orion, an advanced crew capsule design utilizing state-of-the-art technology, is a key element of NASA’s Vision for Space Exploration, and is planned to succeed the Space Shuttle in transporting a new generation of human explorers to and from the International Space Station, the Moon and eventually Mars and beyond. We will serve as prime contractor and lead an industry team supporting NASA in the design, test, build, integration and operational capability of Orion.

We also manufacture the NASA Space Shuttle external tank. The tank is the only major non-reusable element of the Space Shuttle. One tank is used for each launch. Our existing contract for the external tanks will continue through the final Space Shuttle flight, currently scheduled for 2010.

Our Space Transportation Systems business also includes a 50% ownership interest in United Space Alliance, LLC (USA). USA is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. USA also performs the modification, testing and checkout operations required to prepare Space Shuttles for launch.

On December 1, 2006, we completed the formation of United Launch Alliance, LLC (ULA), a joint venture with The Boeing Company, which combines the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. Under the terms of the joint venture agreement, Atlas and Delta expendable launch vehicles will continue to be available as alternatives on individual launch missions. At the closing of the transaction, we contributed assets to ULA and ULA assumed liabilities of our Atlas business in exchange for our 50% ownership interest. We have retained the right to market commercial Atlas launch services.

In October 2006, we sold our ownership interests in Lockheed-Khrunichev-Energia International, Inc. (LKEI) and ILS International Launch Services, Inc. (ILS). LKEI is a joint venture we had with Russian government-owned space firms which has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets. One of the joint venture partners, Khrunichev State Research and Production Space Center, is the manufacturer of the Proton launch vehicle and provider of the related launch services. ILS was a joint venture between LKEI and us to market Atlas and Proton launch vehicles and services. For additional information concerning the divestiture of LKEI and ILS, see Management’s Discussion and Analysis – “Space Business” on page 36 of this Form 10-K.

Competition

U.S. Government purchases of large-scale satellite systems, strategic missiles and space transportation systems are characterized by major competitions governed by DoD or NASA procurement regulations. While the evaluation criteria for selection vary from competition to competition, they are generally characterized by the customer’s best value determination, which includes several important elements, such as price, technical capability, schedule and past performance. We compete worldwide for sales of satellites and commercial launch services against several competitors.

Based on current projected DoD, NASA and other government spending profiles and budget priorities, we believe we are well-positioned to compete for government satellites, strategic and defensive missile systems and space transportation systems programs. Future competitions for government systems include initiatives for transformational communications, global positioning, space radar and planetary exploration and science.

Commercial demand for geo-stationary telecommunications satellites has been flat and manufacturing remains in an overcapacity situation. This has created significant price and competitive pressures. For further discussion of competitive factors in the sales of commercial satellites, see Management’s Discussion & Analysis – “Space Business” on page 35 of this Form 10-K.

Information Technology & Global Services

Our Information Technology & Global Services segment is engaged in a wide array of information technology (IT), IT-related, and other technology services to federal agencies and other customers. Major product lines include: IT integration and management; enterprise solutions; application development and maintenance; business processing management; consulting on strategic programs for the DoD and civil government agencies; logistics, mission operations and sustaining engineering for military, homeland security, NASA and civilian systems; mission readiness, peacekeeping and nation-building services for DoD, Department of State, allied governments and international agencies; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

In 2006, IT&GS had net sales of $4.6 billion, which represented 12% of our total net sales. IT&GS’ three lines of business and the percentage that each contributed to its 2006 net sales are:

The segment is heavily dependent on both DoD and non-DoD agencies of the U.S. Government as customers. In 2006, U.S. Government customers accounted for approximately 92% of the segment’s total net sales.

Information Technology

Our Information Technology business provides IT support to federal, state and local government agencies. Our customers include the U.S. Social Security Administration, FAA, U.S. Environmental Protection Agency (EPA), DoD, Department of Energy (DoE), NASA, and the Departments of Justice and Health and Human Services. We provide program management, business process management and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance, managed services and enterprise solutions. Much of the work we perform is contracted through task order vehicles (indefinite-delivery/indefinite-quantity contracts) or a Government Services Administration schedule. In 2006, IT contracts we were awarded included FBI Sentinel, Army Corps of Engineers IT outsourcing and the Army’s Information Technology and Enterprise Services program.

Defense

Our Defense business provides a wide range of professional, engineering and technical solutions and services for DoD, DHS, the U.S. intelligence community and several foreign governments. We provide solutions for IT-related programs, training and simulation, document management and supply chain management. We perform aircraft and aircraft-engine maintenance, modifications, repair and overhaul. In addition, we manage mission critical infrastructure and systems. We provide operation management, integration and assembly, maintenance, logistics and engineering functions for a wide array of military systems. These include aircrew training, and flight-simulator engineering support and assembly. We install, integrate, upgrade and perform repair services for a variety of aircraft, computer, communications, command and control, radar, target, simulation and surveillance systems. We also provide facility support, field teams, spacecraft transportation, “clean-room”- based satellite processing, launch pad activation, satellite early-orbit test and checkout, satellite mission operations, ground systems development and sustainment and post-processing information analysis and related ground systems sustainment.

With the acquisition of Pacific Architects and Engineers, Inc. in September 2006, we provide peacekeeping, nation-building and military readiness services throughout the world for the DoD, Department of State, allied governments and international agencies. These services include base camp construction, logistics, democratization services and management of embassies, air terminals, base camps and other facilities.

Our Defense business also manages two large laboratory facilities in the U.S. for the DoE and participates in the management of a large facility in the United Kingdom. The Knolls Atomic Power Laboratory designs nuclear reactors for the U.S. Navy. It also supports the existing fleet of nuclear powered ships and trains the U.S. Navy personnel who operate those ships. Sandia National Laboratories supports the stewardship of the U.S. nuclear weapons stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials and processes, pulsed power, micro-electronics and photonics, micro-robotics, and computational and information sciences. In the United Kingdom, we own one-third of a joint venture that manages the Atomic Weapons Establishment program.

In 2006, we received a number of new and follow-on contracts, including awards from the U.S. Air Force of a one-year award term extension of our aircraft engine maintenance program at Kelly Aviation Center, from the U.S. Army for the Strategic Services Sourcing contract, from the Defense Logistics Agency for the Integration Prime Vendor program, from DHS for the National Exercise Program and from classified agencies for the Infrastructure Support Services contract and Facility, Security and Logistics Support contracts.

NASA

For NASA, we provide engineering, science and information services at several NASA centers. We perform or provide mission operations, flight hardware and payload development and integration, engineering and technical support for life sciences, IT engineering design and support services, and software design, development and process control. This line of business has been decreasing in size in recent years. In 2006, we received a follow-on contract from NASA for mission support at Johnson Space Center.

Competition

IT&GS competes against other aerospace and defense firms, IT service providers and other service companies. The competitive landscape is highly fragmented with no single company or small group of companies in dominant positions. Customer contracts are often awarded on an indefinite delivery-indefinite quantity (IDIQ) basis. The principal factors of competition include price, technical and management capability, past performance and, increasingly, the ability to develop and implement complex, integrated solutions to meet the challenges facing government customers across their entire enterprise. On some outsourcing procurements, we may also compete with a government-led bidding entity.

Integrated Systems & Solutions

Integrated Systems & Solutions is engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) activities of the DoD, intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life-cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in complex solution areas centered around space, air and ground systems. IS&S serves as our focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, software development and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling and simulation, and large-scale systems integration, and is working to apply our capabilities to the corresponding needs of a broader base of customers such as health care information users. IS&S operates the Center for Innovation, a state-of-the-art facility for modeling and simulation. IS&S also manages Savi Technology, Inc., a wholly owned subsidiary acquired during 2006 that provides radio frequency identification (RFID) solutions.

In 2006, IS&S had net sales of $4.4 billion, which represented 11% of our total net sales. IS&S’ major lines of business and the percentage that each contributed to its 2006 net sales are:

IS&S is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2006, the U.S. Government customers accounted for 97% of the net sales of IS&S.

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

On the Command and Control Battle Management & Communications program, we are a member of the Missile Defense National team that is constructing the complex systems that will comprise the global missile defense shield for the MDA. Our role is to develop the battle management command, control and communications architecture and provide assistance in the development of operational concepts and testing.

We are the prime contractor for the U.S. Air Force’s Integrated Space Command & Control program. Our primary role is to integrate and modernize air, missile and space command and control infrastructure. This program provides for the evolution, sustainment and support of the U.S. Space Command legacy command and control systems into a net-centric, modern system architecture that will provide data in a single common operational picture.

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

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. We have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space Systems programs. Long-term agreements have helped enable a continued supply of aluminum and titanium. Carbon fiber is an important ingredient in the composite material that is used in our Aeronautics programs, such as the F-22 and F-35. Nicalon fiber also is a key material used on the F-22 aircraft. One type of carbon fiber and the nicalon fiber that we use are currently only available from single-source suppliers. Aluminum lithium, which we use to produce the Space Shuttle’s external tank and for F-16 structural components, also is currently only available from limited sources. We have been advised by some suppliers that pricing and the timing of availability of materials in some commodities markets can fluctuate widely. These fluctuations may negatively affect price and the availability of certain materials, including titanium. While we do not anticipate material problems regarding the supply of our raw materials and believe that we have taken appropriate measures to mitigate these variations, if key materials become unavailable or if pricing fluctuates widely in the future, it could result in delay to one or more of our programs, increased costs or reduced award fees.

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

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

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;
•	impose specific and unique cost accounting practices that may differ from Generally Accepted Accounting Principles and therefore require reconciliation;
•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and
•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

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

Backlog

At December 31, 2006, our total negotiated backlog was $75.9 billion compared with $74.8 billion at the end of 2005. Of our total 2006 year-end backlog, approximately $47.0 billion, or 62%, is not expected to be filled within one year.

These amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). We do not include unexercised options or potential indefinite-delivery/ indefinite-quantity (IDIQ) orders in our backlog. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $40.8 billion at December 31, 2006. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis – “Discussion of Business Segments” on pages 43 through 49 of this Form 10-K.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems and other concept formulation studies, and bid and proposal efforts related to government products and services. These costs are generally allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to costs of sales in 2006, 2005 and 2004, including costs related to bid and proposal efforts, were $1,139 million, $1,042 million and $984 million, respectively. See “Research and development and similar costs” in Note 1 – Significant Accounting Policies on page 65 of this Form 10-K.

Employees

At December 31, 2006, we had approximately 140,000 employees, the majority of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. A majority of our employees possess a security clearance. The demand for workers with security clearances who have specialized engineering, information technology and technical skills within the aerospace, defense and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees. Management considers employee relations to be good.

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

Statements and assumptions with respect to future sales, income and cash flows, program performance, the outcome of litigation, environmental remediation cost estimates, and planned acquisitions or dispositions of assets are examples of forward-looking statements. Numerous factors, including potentially the risk factors described in the following section, could affect our forward-looking statements and actual performance.

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

Reduced funding for defense procurement and research and development programs could adversely affect our ability to grow or maintain our sales and profitability.

We and other U.S. defense contractors have benefited from an upward trend in overall defense spending in the last few years. The defense investment budget includes funds for weapons procurement and research and development. The Future Years Defense Plan submitted with the President’s budget request for fiscal year 2008 reflects the continued commitment to modernize the Armed Forces while prosecuting the war on terrorism. The emphasis on modernization is reflected in proposed sustained growth in the investment accounts.

Although the ultimate size of future defense budgets remains uncertain, current indications are that the total defense budget and the investment budget as a component of overall defense spending will increase over the next few years. DoD programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. While we believe that our programs are a high priority for national defense, there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our sales and profitability.

Military transformation and planning may affect future procurement priorities and existing programs.

The DoD is committed to a transformation that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve warfighting capabilities. This defense transformation is evidenced by a trend toward smaller, more capable, interoperable and technologically advanced forces. To achieve these capabilities, a change in acquisition strategy is underway with the DoD moving toward early deployment of initial program capabilities followed by subsequent incremental improvements, cooperative international development programs and a demonstrated willingness to explore new forms of development, acquisition and support. Along with these trends, new system procurements are being evaluated for the degree to which they support the concept of jointness and interoperability among the services.

We cannot predict whether potential changes in priorities due to defense transformation will afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs. Therefore, it is difficult to accurately assess the impact on our business going forward until more is known, including whether we would have to close existing manufacturing facilities or incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding. See “Management’s Discussion and Analysis – Industry Considerations” on pages 33 through 36 of this report.

We are continuing to invest in business opportunities where we can use our customer knowledge, technical strength and systems integration capabilities to win new business. Whether we are successful in continuing to grow sales and profits will depend, in large measure, on whether we are able to deliver the best value solutions for our customer.

Our existing U.S. Government contracts are subject to continued appropriations by Congress and may be terminated if future funding is not made available.

We rely heavily upon sales to the U.S. Government including both DoD and non-DoD agencies, obtaining 84% of our sales from U.S. Government customers in 2006. Future sales from orders placed under our existing U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Long-term government contracts and related orders are subject to termination if appropriations for subsequent periods become unavailable.

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

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, accounting and information systems. Any costs found to be misclassified may be nonreimbursed, while such costs already reimbursed may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Developing and implementing new technologies entails significant risks and uncertainties and may not be covered by indemnity or insurance.

Our business consists of designing, developing and manufacturing advanced defense and technology systems and products. We are often tasked to develop or integrate new technologies that may be untested or unproven. Components of certain of the defense systems and products we develop are explosive or otherwise inherently dangerous. Failures of spacecraft and satellites, missile systems, command and control systems, software applications, intelligence systems, air-traffic control systems, train-control systems, homeland security applications, nuclear facilities, aircraft or other products or systems have the potential to cause extensive loss of life and property damage. We may face liabilities related to the maintenance or servicing of aircraft or other platforms or for training services we supply in the course of our business. From time-to-time, we have employees deployed in developing countries, at military installations or accompanying armed forces in the field.

Although indemnification by the U.S. Government may be available in some instances for the risks described, this is not always the case. In some instances where the U.S. Government could provide indemnification under applicable law, it elects not to do so. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We generally seek limitation of potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. Where we are unable to secure indemnification or qualification under the SAFETY Act or choose not to do so, we may nevertheless elect to provide the product or service when we think risks are manageable.

Substantial claims resulting from an accident, other incident or liability arising from our products and services in excess of any U.S. Government indemnity and our insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition and operating results. Any accident, incident or liability, even if fully insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2006, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, the workshare provided to the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of the personnel of a subcontractor or vice versa. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

We use estimates in accounting for many of our programs. Changes in our estimates could affect our future financial results.

Contract accounting requires judgment relative to assessing risks, estimating contract sales and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impacts of efficiency initiatives and cost reduction efforts. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award and incentive fees are also used in estimating sales and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on accounting policies and internal controls we have in place for recognizing sales and profits, see our discussion under Management’s Discussion and Analysis – “Critical Accounting Policies – Contract Accounting/Revenue Recognition” on pages 37 through 38 and “Controls and Procedures” on page 55, and Note 1 – Significant Accounting Policies on pages 63 through 67 of this Form 10-K.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to Generally Accepted Accounting Principles in the United States (GAAP) arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the U.S. Government may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position and other financial measures.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect our earnings in future periods.

Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension plans. GAAP requires that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense for the following year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels. Our pension expense can also be affected by legislation and other government regulatory actions. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Management’s Discussion and Analysis – “Critical Accounting Policies – Postretirement Benefit Plans” on pages 38 through 40 of this Form 10-K.

International sales and suppliers may pose potentially greater risks.

Our international business may pose greater risks than our domestic business due to the greater potential for changes in foreign economic and political environments. In return, these greater risks are often accompanied by the potential to earn higher profits than from our domestic business. Our international business is also highly sensitive to changes in foreign national priorities and government budgets. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in suspension of our ability to export items from one or more business units or the entire corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. There are also U.S. and international regulations relating to investments, exchange controls and repatriation of earnings, as well as varying currency, political and economic risks. Our contracts, however, generally are denominated in U.S. dollars. We also frequently team with international subcontractors and suppliers, and are exposed to similar risks.

In international sales, we face substantial competition from both domestic manufacturers and foreign manufacturers, whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products.

Some international customers require contractors to comply with industrial cooperation regulations and enter into industrial participation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, manufacturing and financial support projects as a condition to obtaining orders or other arrangements. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. See “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis on page 53 of this Form 10-K.

As the U.S. Government expands its role in nation-building, peacekeeping and operations support in countries experiencing internal warfare or acts of terrorism, our customers may ask us to perform services in troubled and dangerous areas of the world where we are unfamiliar with the local infrastructure. Our employees may be exposed to threats to personal safety and we may be subject to criticism domestically or internationally by individuals or countries that do not agree with U.S. initiatives in these areas.

If we fail to manage acquisitions, divestitures and other extraordinary transactions successfully, our financial results, business and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible investments, acquisitions, joint ventures and divestitures. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions and manage post-closing matters (e.g., integrate acquired companies and employees, realize anticipated operating synergies and improve margins) efficiently and effectively. Extraordinary transactions require substantial management resources and have the potential to divert our attention from our existing business.

If we are not successful in identifying and closing extraordinary transactions, we may not be able to maintain a competitive leadership position or may be required to expend additional resources to develop capabilities internally in certain segments. In evaluating transactions, we are required to make valuation assumptions and exercise judgment regarding business opportunities and potential liabilities. Our assumptions or judgment may prove to be inaccurate. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction. Future acquisitions might require that we issue stock or incur indebtedness. This could dilute returns to existing stockholders, or adversely affect our credit rating or future financial performance. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. While we believe that we have established appropriate procedures and processes to mitigate many of these risks, there is no assurance that our integration efforts and business acquisition strategy will be successful.

Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, for a period of time following the transaction. Nonperformance by those divested businesses could affect our future financial results.

Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.

Our business may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Such disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or adversely affect our reputation or our stock price.

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

We have incurred and will likely continue to incur liabilities under various federal and state statutes for the cleanup of pollutants previously released into the environment. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are changing cost estimates, continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis on page 40 and Note 14—Legal Proceedings, Commitments and Contingencies on pages 82 through 85 of this Form 10-K.

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

Our business may be adversely affected by the outcome of legal proceedings and other contingencies (including environmental remediation costs) that cannot be predicted with certainty. As required by GAAP in the U.S., we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings on pages 25 through 26 and Note 14 – Legal Proceedings, Commitments and Contingencies on pages 82 through 85 of this Form 10-K.

In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.

Our business has a continuing need to attract large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, as has been the case in recent years, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

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

In addition, general economic conditions and trends, including interest rates, government budgets and inflation, can and do affect our businesses. For a discussion identifying additional risk factors and important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the preceding discussion of Risk Factors on pages 18 through 24, Government Contracts and Regulation on pages 16 through 17, “Industry Considerations” in Management’s Discussion and Analysis on pages 33 through 36, Note 1 – Significant Accounting Policies on pages 63 through 67, and “Critical Accounting Policies” in Management’s Discussion and Analysis on pages 37 through 40 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2006, we operated in 500 locations (including, offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) throughout the United States and internationally. Of these, we owned 48 locations aggregating approximately 30 million square feet and leased space at 452 locations aggregating approximately 26 million square feet. We also manage or occupy various government-owned facilities. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2006, our business segments occupied major facilities at the following principal locations:

•	Aeronautics—Palmdale, California; Marietta, Georgia; and Fort Worth, Texas.
•

Electronic Systems—Troy, Alabama; Camden, Arkansas; Orlando, Florida; Baltimore and Rockville, Maryland; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; Archbald, Pennsylvania; Grand Prairie, Texas; Manassas, Virginia; and Ampthill, United Kingdom.

•	Space Systems—Sunnyvale and Palo Alto, California; Denver, Colorado; Cape Canaveral, Florida; New Orleans, Louisiana; and Valley Forge and Newtown, Pennsylvania.
•

Information Technology & Global Services—Sunnyvale, California; Cherry Hill, New Jersey; Albuquerque, New Mexico; Niskayuna, New York; Greenville, South Carolina; San Antonio, Texas; and the Washington, D.C. metropolitan area.

•

Integrated Systems & Solutions—Goodyear, Arizona; San Diego, San Jose and Santa Maria, California; Boulder, Colorado Springs and Denver, Colorado; Gaithersburg, Maryland; Valley Forge, Pennsylvania; Suffolk, Virginia; and the Washington, D.C. metropolitan area.

•	Corporate and other locations—Bethesda, Maryland; other locations within the Washington, D.C. metropolitan area; and Lakeland and Orlando, Florida.

At December 31, 2006, a summary of our floor space by business segment consisted of:

(Square feet in millions)	Leased	Owned	Government Owned	Total
Aeronautics	1.3	5.0	15.1	21.4
Electronic Systems	10.7	10.1	0.2	21.0
Space Systems	1.2	8.6	5.0	14.8
Information Technology & Global Services	6.5	0.2	6.1	12.8
Integrated Systems & Solutions	4.9	2.7	—	7.6
Corporate & other locations	1.3	2.9	—	4.2
Total	25.9	29.5	26.4	81.8

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. The results of legal proceedings, however, cannot be predicted with certainty. These matters include the proceedings summarized in Note 14 – Legal Proceedings, Commitments and Contingencies on pages 88 through 91 of this Form 10-K.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Environmental Matters” on pages 42 through 43, and Note 14 – Legal Proceedings, Commitments and Contingencies on pages 88 through 91 of this Form 10-K.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age at December 31, 2006, positions and offices held with the Corporation, and principal occupation and business experience over the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Robert J. Stevens (55), Chairman, President and Chief Executive Officer

Mr. Stevens has served as Chairman of the Board since April 2005, Chief Executive Officer since August 2004 and President since October 2000. He previously served as Chief Operating Officer from October 2000 to August 2004.

James B. Comey (46), Senior Vice President and General Counsel

Mr. Comey has served as Senior Vice President and General Counsel since October 2005. He previously served as Deputy Attorney General of the United States to oversee all operations of the Department of Justice from 2003 to 2005 and U.S. Attorney for the Southern District of New York from 2002 to 2003.

Robert B. Coutts (56), Executive Vice President – Electronic Systems

Mr. Coutts has served as Executive Vice President – Electronic Systems since June 2003. He previously served as Executive Vice President—Systems Integration from October 1999 to May 2003.

Linda R. Gooden (53), Executive Vice President – Information Systems & Global Services

Ms. Gooden was appointed Executive Vice President – Information Systems & Global Services on February 22, 2007 and previously served as Executive Vice President – Information Technology & Global Services since January 2007. She also served as President, Lockheed Martin Information Technology from September 1997 to December 2006.

Ralph D. Heath (58), Executive Vice President – Aeronautics

Mr. Heath was elected Executive Vice President – Aeronautics in January 2005. He previously served as Executive Vice President and General Manager of the F-22 Program from November 2002 to December 2004 and Chief Operating Officer for Aeronautics from November 1999 to November 2002.

Christopher E. Kubasik (45), Executive Vice President and Chief Financial Officer

Mr. Kubasik has served as Chief Financial Officer since February 2001. He joined the Corporation in November 1999 and served as Vice President and Controller from that date to February 2001.

Joanne M. Maguire (52), Executive Vice President – Space Systems

Ms. Maguire has served as Executive Vice President – Space Systems since July 2006. She previously served as Vice President and Deputy of Lockheed Martin Space Systems Company from July 2003 to June 2006 and Vice President, Special Programs for Lockheed Martin Space Systems Company from March 2003 to July 2003. Before joining Lockheed Martin, Ms. Maguire served as Sector Deputy and Vice President of Business Development for TRW Space & Electronics, an operating sector of TRW, Inc.

Martin T. Stanislav (42), Vice President and Controller

Mr. Stanislav has served as Vice President and Controller since March 2005. He previously served as Vice President and Controller of Lockheed Martin Aeronautics Company from June 2002 to March 2005 and Vice President of Lockheed Martin Financial Services from April 1999 to June 2002.

Mary M. VanDeWeghe (47), Senior Vice President of Finance

Ms. VanDeWeghe has served as Senior Vice President of Finance since February 2006. Following a career with J.P. Morgan, where she was a Managing Director, she served as Chief Executive Officer of Forte Consulting from 1997 to 2006 and as Executive in Residence at the Robert H. Smith School of Business at the University of Maryland during the same period.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At January 31, 2007, we had 41,350 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange, Inc. under the symbol LMT. Information concerning the stock prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid and Market Prices

	Dividends Paid		Market Prices (High-Low)
Quarter	2006	2005	2006	2005
First	$0.30	$0.25	$77.78 – $62.52	$61.47 – $52.54
Second	0.30	0.25	77.95 – 69.87	65.46 – 58.28
Third	0.30	0.25	86.45 – 72.01	65.24 – 59.82
Fourth	0.35	0.30	93.24 – 82.70	64.28 – 58.50
Year	$1.25	$1.05	$93.24 – $62.52	$65.46 – $52.54

Stock Price Performance Graph

The following chart compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2001 to the Standard and Poors (S&P) Aerospace & Defense Index and the S&P 500 Index.

The S&P Aerospace & Defense Index comprises The Boeing Company, General Dynamics Corporation, Goodrich Corporation, Honeywell International Inc., L3 Communications, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, Rockwell Collins, Inc. and United Technologies Corporation. The stock performance indicated on the chart is not a guarantee of future performance.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three-month period ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
October	447,700	$86.92	447,700	36,108,688
November	849,200	86.79	849,200	35,259,488
December	929,400	90.74	929,400	34,330,088

(1)	We repurchased a total of 2,226,300 shares of our common stock during the quarter ended December 31, 2006.
(2)	In October 2002, our Board of Directors approved a share repurchase program for the repurchase of up to 23 million shares of our common stock. Since the program’s inception, an additional 85 million shares have been authorized for repurchase under the program. Management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation, under the program. As of December 31, 2006, we had repurchased a total of 73,669,912 shares under the program.

In 2006, we did not make any unregistered sales of equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Financial Data—Five Year Summary

(In millions, except per share data and ratios)	2006(a)	2005(b)	2004(c)	2003(d)	2002(e)
OPERATING RESULTS
Net sales	$39,620	$37,213	$35,526	$31,824	$26,578
Cost of sales	36,186	34,676	33,558	29,848	24,629
	3,434	2,537	1,968	1,976	1,949
Other income and expenses, net	519	449	121	43	(791)
Operating profit	3,953	2,986	2,089	2,019	1,158
Interest expense	361	370	425	487	581
Earnings from continuing operations before income taxes	3,592	2,616	1,664	1,532	577
Income tax expense	1,063	791	398	479	44
Earnings from continuing operations	2,529	1,825	1,266	1,053	533
Loss from discontinued operations	—	—	—	—	(33)
Net earnings	$2,529	$1,825	$1,266	$1,053	$500
EARNINGS (LOSS) PER COMMON SHARE
Basic:
Continuing operations	$5.91	$4.15	$2.86	$2.36	$1.20
Discontinued operations	—	—	—	—	(0.07)
	$5.91	$4.15	$2.86	$2.36	$1.13
Diluted:
Continuing operations	$5.80	$4.10	$2.83	$2.34	$1.18
Discontinued operations	—	—	—	—	(0.07)
	$5.80	$4.10	$2.83	$2.34	$1.11
CASH DIVIDENDS	$1.25	$1.05	$0.91	$0.58	$0.44
CONDENSED BALANCE SHEET DATA
Current assets	$10,164	$10,529	$8,953	$9,401	$10,626
Property, plant and equipment, net	4,056	3,924	3,599	3,489	3,258
Goodwill	9,250	8,447	7,892	7,879	7,380
Purchased intangibles, net	605	560	672	807	814
Prepaid pension asset	235	1,360	1,030	1,213	1,221
Other assets	3,921	2,924	3,408	3,386	3,680
Total	$28,231	$27,744	$25,554	$26,175	$26,979
Current maturities of long-term debt	$34	$202	$15	$136	$1,365
Other current liabilities	9,519	9,226	8,551	8,757	8,456
Long-term debt, net	4,405	4,784	5,104	6,072	6,217
Accrued pension liabilities	3,025	2,097	1,660	1,100	1,872
Other postretirement benefit liabilities	1,496	1,277	1,236	1,440	1,480
Other liabilities	2,868	2,291	1,967	1,914	1,724
Stockholders’ equity	6,884	7,867	7,021	6,756	5,865
Total	$28,231	$27,744	$25,554	$26,175	$26,979
COMMON SHARES AT YEAR-END	421	432	438	446	455
RETURN ON INVESTED CAPITAL(f)	19.2%	14.5%	10.8%	9.6%	6.0%
CASH FLOW DATA
Cash provided by operating activities	$3,783	$3,194	$2,924	$1,809	$2,288
Cash used for investing activities	(1,655)	(499)	(708)	(1,461)	(539)
Cash (used for) provided by financing activities	(2,460)	(1,511)	(2,166)	(2,076)	77
NEGOTIATED BACKLOG	$75,905	$74,825	$73,986	$76,899	$70,385

Notes to Five Year Summary

(a)	Includes the effects of items not considered in the assessment of the operating performance of our business segments (see the section, “Results of Operations – Unallocated Corporate (Expense) Income, Net” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) which, on a combined basis, increased earnings from continuing operations before income taxes by $214 million, $139 million after tax ($0.31 per share). Also includes a reduction in income tax expense of $62 million ($0.14 per share) resulting from a tax benefit related to claims we filed for additional extraterritorial income exclusion (ETI) tax benefits. These items increased earnings by $201 million after tax ($0.45 per share).

(b)	Includes the effects of items not considered in the assessment of the operating performance of our business segments (see the section, “Results of Operations – Unallocated Corporate (Expense) Income, Net” in MD&A) which, on a combined basis, increased earnings from continuing operations before income taxes by $173 million, $113 million after tax ($0.25 per share).

(c)	Includes the effects of items not considered in the assessment of the operating performance of our business segments (see the section, “Results of Operations – Unallocated Corporate (Expense) Income, Net” in MD&A) which, on a combined basis, decreased earnings from continuing operations before income taxes by $215 million, $154 million after tax ($0.34 per share). Also includes a reduction in income tax expense resulting from the closure of an Internal Revenue Service examination of $144 million ($0.32 per share). These items reduced earnings by $10 million after tax ($0.02 per share).

(d)	Includes the effects of items not considered in the assessment of the operating performance of our business segments which, on a combined basis, decreased earnings from continuing operations before income taxes by $153 million, $102 million after tax ($0.22 per share).

(e)	Includes the effects of items not considered in the assessment of the operating performance of our business segments which, on a combined basis, decreased earnings from continuing operations before income taxes by $1,112 million, $632 million after tax ($1.40 per share).

(f)	We define return on invested capital (ROIC) as net earnings plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt), after adjusting stockholders’ equity by adding back adjustments related to postretirement benefit plans. We believe that reporting ROIC provides investors with greater visibility into how effectively we use the capital invested in our operations. We use ROIC to evaluate multi-year investment decisions and as a long-term performance measure, and also use it as a factor in evaluating management performance under certain of our incentive compensation plans. ROIC is not a measure of financial performance under GAAP, and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. We calculate ROIC as follows:

(In millions)	2006	2005	2004	2003	2002
Net earnings	$2,529	$1,825	$1,266	$1,053	$500
Interest expense (multiplied by 65%) [1]	235	241	276	317	378
Return	$2,764	$2,066	$1,542	$1,370	$878
Average debt [2,5]	$4,727	$5,077	$5,932	$6,612	$7,491
Average equity [3,5]	7,686	7,590	7,015	6,170	6,853
Average benefit plan adjustments [3,4,5]	2,006	1,545	1,296	1,504	341
Average invested capital	$14,419	$14,212	$14,243	$14,286	$14,685
Return on invested capital	19.2%	14.5%	10.8%	9.6%	6.0%

[1]	Represents after-tax interest expense utilizing the federal statutory rate of 35%.
[2]	Debt consists of long-term debt, including current maturities, and short-term borrowings (if any).
[3]	Equity includes non-cash adjustments, primarily for the additional minimum pension liability in all years and the adoption of FAS 158 in 2006.
[4]

Average benefit plan adjustments reflect the cumulative value of entries identified in our Statement of Stockholders Equity under the captions “Adjustment for adoption of FAS 158” and “Minimum pension liability.” The annual benefit plan adjustments to equity were: 2006 = ($1,883) million; 2005 = ($105) million; 2004 = ($285) million; 2003 = $331 million; and 2002 = ($1,537) million. As these entries are recorded in the fourth quarter, the value added back to our average equity in a given year is the cumulative impact of all prior year entries plus 20% of the current year entry value.

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

Our Business

We principally research, design, develop, manufacture, integrate, operate and sustain advanced technology systems and products, and provide a broad range of management, engineering, technical, scientific, logistic and information services. We mainly serve customers in domestic and international defense, civil agencies, and homeland security. Our sales to agencies of the U.S. Government, including those to the Department of Defense (DoD), represented 84% of our sales in 2006. Of the remaining 16% of sales, approximately 13% related to sales to international customers (including foreign military sales funded, in whole or in part, by the U.S. Government), with the remainder attributable to commercial and other customers. In 2005 and 2004, sales to agencies of the U.S. Government represented 85% and 80% of our total sales, respectively. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

We operate in five principal business segments: Aeronautics, Electronic Systems, Space Systems, Information Technology & Global Services (IT&GS), and Integrated Systems & Solutions (IS&S). The name of our IT&GS segment, formerly known as Information & Technology Services, was changed to better reflect the segment’s capabilities and service offerings following the growth experienced by our information technology and business process services businesses and through recent acquisitions. As a lead systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft and spacecraft.

On February 22, 2007, we announced a realignment of our operations to enhance support for critical customer missions and increase our integration of resources. The realignment includes the combination of our IT&GS and IS&S business segments into a new business segment named Information Systems & Global Services (IS&GS). In addition, several smaller components of our businesses were realigned as discussed more fully under the caption “Business Segments” in Item 1. Business. These changes do not affect the historical results, discussion or presentation of our business segments as set forth in this Form 10-K. We will begin to report our financial results consistent with this new structure beginning with the first quarter of 2007.

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 32 through 55) – provides our management’s view about industry trends, risks and uncertainties relating to Lockheed Martin, accounting policies that we view as critical in light of our business, our results of operations, including discussions about the key performance drivers of each of our business segments, our financial position and cash flows, commitments and contingencies, important events or transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Reports related to the financial statements and internal control over financial reporting (pages 56 through 58) – include the following:

•

A report from management, indicating our responsibility for financial reporting, the financial statements, and the system of internal control over financial reporting and an assessment of the effectiveness of those controls;

•

A report from Ernst & Young LLP, an independent registered public accounting firm, which includes their opinions on management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting; and

•	A report from Ernst & Young LLP which includes their opinion on the fair presentation of our financial statements based on their audits.

Financial statements (pages 59 through 62) – include our consolidated statements of earnings, cash flows and stockholders’ equity for each of the last three years, and our balance sheet as of the end of the last two years. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Notes to the financial statements (pages 63 through 90) – provide insight into and are an integral part of our financial statements. The notes contain explanations of our significant accounting policies, details about certain of the captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to our business segments. The notes to the financial statements also are prepared in accordance with GAAP.

Highlights

The financial section of our Annual Report describes our ongoing operations, including discussions about particular lines of business or programs, our ability to finance our operating activities, and trends and uncertainties in our industry and how they might affect our future operations. We also discuss those items affecting our results that were not considered in senior management’s assessment of the operating performance of our business segments. We separately disclose these items to assist in your evaluation of our overall operating performance and financial condition of our consolidated company. We would like to draw your attention to the following items disclosed in this financial section and where you will find them:

Topic	Location(s)
Critical accounting policies:
Contract accounting/revenue recognition	Page 37 and page 64
Postretirement benefit plans	Page 38 and page 77
Environmental matters	Page 40, page 64 and page 83
Discussion of business segments	Page 43 and page 85
Liquidity and cash flows	Page 49 and page 63
Capital structure and resources	Page 50, page 60, page 62 and page 74
Legal proceedings, commitments and contingencies	Page 52 and page 82
Stock-based compensation	Page 42, page 66 and page 75

Industry Considerations

Department of Defense Business

The President’s budget proposal for fiscal years 2008-2012 focuses on achieving a balanced budget while addressing the nation’s most critical needs and prosecuting the global war on terrorism. The Administration’s priorities include a strong national defense, tax relief to support economic growth, enhanced energy security, affordable health care, and further education improvement. Approximately 60% of the budget is devoted to defense and other matters of national security. Customer requirements for defense and related advanced technology systems for 2007 and beyond will continue to be affected by the global war on terrorism through the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and the related fiscal consequences of war.

For fiscal year 2008, the President’s budget includes $481.4 billion for the Department of Defense (the DoD), reflecting the Administration’s commitment to continued modernization of our Armed Forces while prosecuting the war on terrorism. This amount, called the base budget, excludes any funding for ongoing military operations in Iraq and Afghanistan and the global war on terrorism. These costs, discussed below, are requested as emergency supplemental funding. The fiscal year 2008 DoD base budget is an increase of $45.9 billion, or 10.5% over the fiscal year 2007 base budget. The 2008 DoD base budget includes $101.7 billion for procurement of systems (Procurement) and $75.1 billion for research, development, test, and evaluation (RDT&E), known as the investment accounts. The current year’s budget represents a nearly 8% increase in the investment accounts over fiscal year 2007 levels.

The Operations and Maintenance accounts, which contain the bulk of funding for training, logistics, services, and other sustainment activities, total approximately $164.7 billion for fiscal year 2008, an increase of $16.1 billion, or nearly 11%, over fiscal year 2007 levels. The balance of the budget, including amounts for military personnel and military construction, is funded at $139.9 billion, compared to the fiscal year 2007 level of $130.5 billion.

Over the Fiscal Years 2008-2012 Future Years Defense Plan (FYDP), total DoD funding is expected to rise to $538.5 billion in 2012, or 23.7% higher than the fiscal year 2007 budget. Total funding for the DoD over the first four years covered by the fiscal year 2008 FYDP proposal is $2,047 billion, an increase of $100 billion from the corresponding four fiscal years in the fiscal year 2007 plan released one year ago.

In addition to the base DoD budget, the 2008 budget proposal includes $285.1 billion in supplemental funding for those activities not funded in the base budget for fiscal years 2007, 2008, and 2009, bringing the grand total for DoD requested in the President’s February 5, 2007 budget proposal to $766.5 billion. As part of the supplemental amounts, the Administration is again requesting funding to defray costs for Operation Iraqi Freedom and Operation Enduring Freedom in Afghanistan. For fiscal year 2007, the Administration is requesting $93.4 billion for DoD, in addition to the $70 billion already approved by Congress in the fiscal year 2007 DoD Appropriations Act. For fiscal year 2008, the Administration has included a request for $141.7 billion in supplemental, or bridge, funding for anticipated, but not yet fully defined, war-related costs that are expected to be needed early in fiscal year 2008. In addition, the Administration has included an estimate of $50 billion in the fiscal year 2009 DoD budget projection for continuing costs of the Iraq and Afghanistan deployments.

Spending for procurement of equipment and systems comprises about 24%, or $72.6 billion, of these requested supplemental funds for fiscal year 2007 and 2008, reflecting the Administration’s broadened definition of emergency funding related to the global war on terrorism. Supplemental funding enables the DoD to proceed on critical modernization and acquisition programs, versus using amounts available for those programs to pay for the Iraq and Afghanistan missions. While Congress has expressed concern about the size of supplemental budgets, it is unlikely that funding for ongoing operations will be significantly curtailed by Congress and, thus, we do not believe that operations in Iraq and Afghanistan will materially impact the investment accounts in the near term.

We believe our broad mix of programs and capabilities continues to position us favorably to support the current and future needs of the DoD. Our strong positions in air-power projection, precision-strike capability, and air mobility aircraft are strongly supported in the 2008 DoD budget request. Two of our more significant programs are the F-22 Raptor air dominance fighter and the F-35 Lightning II Joint Strike Fighter. The President’s fiscal year 2008 budget request includes $4.6 billion for the F-22 program to continue production of the aircraft under a multiyear contract expected to be entered into this year, and $6.1 billion for the F-35 program, including procurement of 12 aircraft. In addition, funding of $420 million is proposed to support the last year of production under the C-130J multiyear contract, with 29 additional aircraft included in the supplemental funding requests. The Air Force budget also supports our contract to upgrade the C-5 strategic airlift aircraft.

We are also represented in almost every aspect of land, sea, air and space-based missile defense, including the AEGIS weapon system program, the Medium Extended Air Defense System (MEADS), the Patriot Advanced Capability (PAC-3) missile program, the Terminal High Altitude Area Defense (THAAD) system, and the Multiple Kill Vehicle (MKV) program. In the areas of space intelligence and information superiority, we have leadership positions on programs such as the TSAT Mission Operations System (TMOS), Mobile User Objective System (MUOS), the Advanced Extremely High Frequency (AEHF) system, and the Space-Based Infrared System-High (SBIRS-H), and in classified programs. We are broadly positioned across the DoD in the area of command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR), including the Air Operations Center Weapons System Integrator (AOC WSI), the Warfighter Information Network – Tactical (WIN-T), the Combatant Commanders Integrated Command and Control System (CCIC2S), and the Global Communications Support System – Air Force (GCSS-AF).

We have expanded into adjacent military product lines utilizing our existing advanced technology products and services. Both the Littoral Combat Ship and the VH-71 U.S. Presidential Helicopter programs are supported in the budget request. We are a significant presence in information technology support and modernization for the DoD. We are continuing to pursue opportunities to expand our sustainment and logistical support activities to enhance the longevity of the systems procured by our customers and improve supply chain management, and we see opportunities to grow our business in outsourcing of service functions and business process management. Recent acquisitions, such as Savi Technology, Inc., Pacific Architects and Engineers, Inc. (PAE) and Aspen Systems Corporation, support our access to new business within the DoD and other agencies of the U.S. Government.

Most of the aforementioned programs require funding over several annual government budget cycles. There is always an inherent risk that these and other DoD programs which are subject to annual appropriation by Congress could become potential targets for future reductions or elimination of funding to pay for other programs.

Non-Department of Defense Business

The war on terrorism has focused greater attention on the security of our homeland and the need for better communication and interoperability among law enforcement, civil government agencies, intelligence agencies, and our military services. Our experience in the defense arena, together with our core information technology expertise, has enabled us to provide products and services to a number of government agencies, including the Departments of Homeland Security, Justice, Commerce, Health and Human Services, Transportation and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, the National Aeronautics and Space Administration (NASA), the Environmental Protection Agency (EPA), and the Library of Congress. Certain of our acquisition activities, such as the acquisition of PAE in 2006, have also given us access to new customers outside of the DoD, such as the Department of State.

We have continued to expand our capabilities in critical intelligence, knowledge management and e-Government solutions for our customers, including the Social Security Administration and the EPA, as well for the DoD. We also provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance and enterprise solutions. The expected growth in business process outsourcing has been enabled by rule changes for public/private competitions, enabling the selection in 2005 of Lockheed Martin to operate the Federal Aviation Administration’s Automated Flight Services Station Network. In addition, recent trends continue to indicate an increase in demand by federal and civil government agencies for upgrading and investing in new information technology systems and solutions. As a result, we continue to focus our resources in support of infrastructure modernization that allows for interoperability and communication across agencies.

In addition, the continuing strong emphasis on homeland security may increase demand for our capabilities in areas such as air traffic management, ports, waterways and cargo security, biohazard detection systems for postal equipment, employee identification and credential verification systems, information systems security and other global security systems solutions.

Although our lines of business addressing civil government needs are not dependent on defense budgets, they share many of the same risks as our defense businesses, particularly the requirement for approval in annual appropriations acts. Other risks are unique to particular programs. For example, although indemnification by the U.S. Government to cover potential claims or liabilities resulting from a failure of technologies developed and deployed may be available in some instances for our defense businesses, U.S. Government indemnification may not be available for homeland security purposes. In addition, there are some instances where the U.S. Government could provide indemnification under applicable law, but elects not to do so. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We generally seek, and in certain cases have obtained, limitation of such potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. Where we are unable to secure indemnification or qualification under the SAFETY Act or choose not to do so, we may nevertheless elect to provide the product or service when we think the related risks are manageable.

Space Business

We provide products and services to NASA, mainly through our Space Systems and IT&GS business segments. In 2006, Space Systems was selected by NASA to design and build the agency’s next-generation human space flight crew transportation system known as Orion, with an initial contract value of approximately $4.0 billion. Orion is a key element of NASA’s Vision for Space Exploration, and is planned to succeed the Space Shuttle in transporting a new generation of human explorers to and from space. In the fiscal year 2008 NASA budget proposal, Orion is supported at a level of $950.8 million. We also have a 50% equity interest in United Space Alliance, LLC which provides ground processing and other operational services to the Space Shuttle program.

As with the DoD and other government funded programs, our government space programs require annual funding, subject to specific Congressional approval in annual appropriations acts.

We continued to receive new orders from the U.S. military in 2006 for satellites to support missile defense, battlefield communications and other defense initiatives. The environment for our commercial satellites business continues to be very competitive due mainly to low demand for new satellites as a result of excess capacity in the telecommunications industry. We are managing our commercial satellite business with an expectation of receiving fewer orders due to market constraints. For a discussion of the results of operations of our Space Systems segment, see the “Discussion of Business Segments” section.

In December 2006, we completed the formation of United Launch Alliance, LLC (ULA), a joint venture with The Boeing Company (Boeing), which combines the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. Under the terms of the joint venture agreement, Atlas and Delta expendable launch vehicles will continue to be available as alternatives on individual launch missions. The joint venture is a limited liability company in which we and Boeing each own 50%. We contributed the assets of our Atlas launch vehicle business to ULA and ULA assumed the liabilities of that business, in exchange for our 50% ownership interest. We are accounting for our investment in ULA under the equity method of accounting. The formation of ULA did not have a material impact on our consolidated results of operations or financial position for 2006.

In October 2006, we sold our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS International Launch Services, Inc. (ILS). LKEI is a joint venture we had with Russian government-owned space firms which has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets. One of the joint venture partners, Khrunichev State Research and Production Space Center (Khrunichev), is the manufacturer of the Proton launch vehicle and provider of the related launch services. ILS was a joint venture between LKEI and us to market Atlas and Proton launch vehicles and services. In periods prior to the sale of these interests, we consolidated the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest.

Contracts for Proton launch services usually required substantial advances from the customer prior to launch which were included as a liability on our balance sheet in customer advances and amounts in excess of costs incurred. At December 31, 2005, those advances totaled $315 million. A sizeable percentage of the advances we received from customers for Proton launch services were sent to Khrunichev and included on our balance sheet in inventories for launches under contract. At December 31, 2005, those payments to Khrunichev totaled $190 million. If a contracted launch service was not provided, the related advance would have to be refunded to the customer by LKEI. In the event LKEI did not refund the advance, we would have been responsible for making the payment to certain customers.

Under the sale agreement, we will continue to be responsible to refund advances to certain customers if launch services are not provided and ILS does not refund the advance. Due to this continuing involvement with those customers of ILS, many of the risks related to this business have not been transferred and we did not recognize this transaction as a divestiture for financial reporting purposes. We deferred recognition of a net gain of approximately $60 million that otherwise would have been recognized on the sale of our interests in LKEI and ILS, and have continued to include the related assets and liabilities on our balance sheet. Our ability to realize the deferred net gain is dependent upon Khrunichev providing the contracted launch services and, in the event the launch services are not provided, ILS’s ability to refund the advance. Through December 31, 2006, all Proton launch services through LKEI were provided according to contract terms.

Other Business Considerations

As a government contractor, we are subject to U.S. Government oversight. The government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and suspended from being able to bid on, or be awarded, new government contracts for a period of time. A conviction could result in debarment for a specific period of time. Similar government oversight exists in most other countries where we conduct business. Although we cannot predict the outcome of these types of investigations and inquiries with certainty, based on current facts, we do not believe that any of the claims, audits or investigations pending against us are reasonably likely to have a material adverse effect on our business or our results of operations, cash flows or financial position.

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

Critical Accounting Policies

Contract Accounting / Revenue Recognition

Approximately 85% of our sales are derived from long-term contracts for design, development and production activities, with the remainder attributable to contracts to provide other services that are not associated with design, development or production activities. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

Accounting for Design, Development and Production Contracts

Generally, we record long-term, fixed-price design, development and production contracts on a percentage of completion basis using units-of-delivery as the basis to measure progress toward completing the contract and recognizing sales. For example, we use this method of revenue recognition on our C-130J tactical transport aircraft program and Multiple Launch Rocket System program. For certain other long-term, fixed-price development and production contracts that, along with other factors, require us to deliver minimal quantities over a longer period of time or to perform a substantial level of development effort in comparison to the total value of the contract, sales are recorded when we achieve performance milestones or using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales based on the ratio of costs incurred to our estimate of total costs at completion. As examples, we use this methodology for our F-22 Raptor program and the AEGIS Weapon System program. In some instances, long-term production programs may require a significant level of development and/or a low level of initial production units in their early phases, but will ultimately require delivery of increased quantities in later, full rate production stages. In those cases, the revenue recognition methodology may change from the cost-to-cost method to the units-of-delivery method after considering, among other factors, program and production stability. As we incur costs under cost-reimbursement-type contracts, we record sales. Cost-reimbursement-type contracts include time and materials and other level-of-effort-type contracts. Examples of this type of revenue recognition include the F-35 Lightning II Joint Strike Fighter System Development and Demonstration (SDD) program and the THAAD missile defense program. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government (i.e., foreign military sales).

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

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), and the availability and timing of funding from our customer. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies in place to address these as well as other contractual and business arrangements to properly account for long-term contracts.

Products and services provided under long-term design, development and production contracts represent approximately 85% of our sales for 2006. Therefore, the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all design, development and production contracts was higher or lower by one percentage point, our net earnings would increase or decrease by approximately $215 million. When adjustments in estimated contract revenues or costs are required, any changes from prior estimates are included in earnings in the current period.

Accounting for Other Services Contracts

Revenue under contracts for services other than those associated with design, development or production activities is generally recognized either as services are performed or when a contractually required event has occurred, depending on the contract. This methodology is mainly used by our Information Technology & Global Services segment. Services contracts primarily include operations and maintenance contracts, and outsourcing-type arrangements. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred, except that initial “set-up” costs are capitalized and recognized ratably over the life of the agreement. Operating profit related to such services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Incentives and award fees related to performance on services contracts are recognized when they are fixed and determinable, generally at the date of award.

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the amounts we spend for groundwater treatment and soil remediation related to discontinued operations and sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and supporting agreements reached with the U.S. Government.

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

Postretirement Benefit Plans

Most of our employees are covered by defined benefit pension plans (pension plans), and we provide health care and life insurance benefits to eligible retirees. Our earnings may be negatively or positively impacted by the amount of expense or income we record for our employee benefit plans. This is particularly true with expense or income for pension plans because those calculations are sensitive to changes in several key economic assumptions and workforce demographics. Non-union represented employees hired after January 1, 2006 do not participate in our defined benefit pension plans, but are eligible to participate in a new defined contribution plan in addition to our other retirement savings plans. Those employees have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation.

We account for our pension plans using Statement of Financial Accounting Standards (FAS) 87, Employers’ Accounting for Pensions and FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS 158 was adopted as of December 31, 2006. FAS 87 requires that the amounts we record, including the expense or income for the plans, be computed using actuarial valuations. These valuations include many assumptions, including assumptions we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense or income for the following calendar year are the discount rate, the expected long-term rate of return on plan assets and the rates of increase in future compensation levels. We use judgment in reassessing these assumptions each year because we have to consider current market conditions and, in the case of the expected long-term rate of return on plan assets, past investment experience, judgments about future market trends, changes in interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

An example of how changes in these assumptions can affect our financial statements occurred in 2006. The discount rate assumption is based on available yields on high-quality fixed income investments. After reviewing yields on high-quality long-term bonds at the end of 2006, and how those yields might apply to our projected pension cash flows, we increased our discount rate assumption to 5.875% at December 31, 2006, compared to 5.625% used at the end of 2005. This change, together with other factors such as the effects of the actual return on plan assets over the past few years, resulted in our projecting that the amount of pension expense for 2007 will decrease by approximately 25% as compared to 2006 expense.

At the end of 2006, prior to our adoption of FAS 158, we recorded a noncash after-tax adjustment in stockholders’ equity to reflect a minimum pension liability for many of our pension plans. We calculated the minimum pension liability on a plan-by-plan basis by comparing the accumulated benefit obligation (ABO) for each plan to the fair value of that plan’s assets. We recorded the amount by which the ABO exceeded the fair value of the plan assets, after adjusting for previously recorded accrued or prepaid pension cost for the plan, as a minimum pension liability, with a corresponding increase in an intangible asset, if appropriate, and a reduction to stockholders’ equity. In 2006, the minimum pension liability decreased from the balance recorded at December 31, 2005, primarily due to a higher than expected return on benefit plan assets in 2006 and the increase in the discount rate assumption, and therefore we recorded a noncash after-tax adjustment that increased stockholders’ equity by $1,186 million.

FAS 158 required us to recognize on a plan-by-plan basis the funded status of our postretirement benefit plans, with a corresponding adjustment to accumulated other comprehensive loss, net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) of the plan. Upon its adoption, we recognized assets for all of our overfunded plans and liabilities for our underfunded plans on our balance sheet at December 31, 2006; recognized an adjustment to the ending balance of accumulated other comprehensive loss in stockholders’ equity, net of tax, for previously unrecognized net actuarial losses and prior service cost or credits; and eliminated the minimum pension liability balance and intangible assets related to our plans that had been recorded prior to its adoption. The previously unrecognized actuarial losses and prior service costs were netted against the plans’ funded status on our balance sheet in prior periods in accordance with FAS 87. At year-end, the noncash after-tax adjustment we recorded in accumulated other comprehensive loss related to the adoption of FAS 158 reduced stockholders’ equity by $3,069 million. The net impact of the minimum liability recognized under FAS 87 and the adjustments recorded under FAS 158 was to reduce our stockholders’ equity by $1,883 million.

U.S. Government Cost Accounting Standards (CAS) are a major factor in determining our pension funding requirements and govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government. Funded amounts are recovered over time through the pricing of our products and services on U.S. Government contracts, and therefore are recognized in our net sales. The total funding requirement for pension plans under CAS in 2006 was $663 million. This is also the CAS expense we recorded for the year and included in our segment results of operations. That amount was funded through discretionary prepayments we made to the plans in 2005. For 2007, we expect our funding requirements and expense under CAS to decrease. Also in 2007, funding in addition to the amount calculated under CAS will likely be required under Internal Revenue Code (IRC) rules. Any additional amounts computed under the IRC rules are considered to be prepayments under the CAS rules, and are recorded on our balance sheet and recovered in future periods. In 2006, 2005 and 2004, we made discretionary prepayments of $594 million, $980 million and $485 million, respectively, to the pension trust. Prepayments reduce the amount of future cash funding that will be required under the CAS and IRC rules and, as a result, we expect to have no required cash contributions to the pension plans in 2007.

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

In August 2006, the President signed into law new legislation related to pension plan funding in response to the public’s concern over the adequacy of such funding. The new law has the effect of accelerating the required amount of annual pension plan contributions under the Internal Revenue Code that most companies will be required to pay, effective in 2008. The legislation provides an exemption for us as well as other large U.S. defense contractors that delays the requirement to accelerate funding. The legislation also requires the CAS Board to modify its pension accounting rules by 2010 to better align the recovery of pension contributions on U.S. Government contracts with the new accelerated funding requirements. The new funding requirements for large U.S. defense contractors will be delayed until the earlier of 2011 or the year in which the changes to the CAS rules are effective.

Environmental Matters

We are a party to various agreements, proceedings and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the EPA or by a state agency. We record financial statement accruals for environmental matters in the period that it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in Note 1 to the financial statements). Judgment is required when we develop assumptions and estimate costs expected to be incurred for environmental remediation activities due to difficulties in assessing the extent of environmental remediation to be performed, complex environmental regulations and remediation technologies, cost allowability issues, agreements between PRPs to share in the cost of remediation as discussed below and other factors.

We enter into agreements (e.g., administrative orders, consent decrees) which document the extent and timing of our environmental remediation obligation. We are also involved in remediation activities at environmental sites where formal agreements exist but do not quantify the extent and timing of our obligation. Environmental cleanup activities usually cover several years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, the appropriate technology to be used to accomplish the remediation and evolving regulatory environmental standards. We consider these factors in our estimates of the timing and amount of any future costs that may be required for remediation actions. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, we project costs over an appropriate time frame not to exceed 20 years. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards).

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

Under agreements reached with the U.S. Government, most of the amounts we spend for groundwater treatment and soil remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, a substantial amount of the expenditures we incur are being included in our sales and cost of sales according to U.S. Government agreement or regulation.

At the end of 2006, the total amount of liabilities recorded on our balance sheet for environmental matters was $475 million. About 63% of the liability relates to sites in Redlands, Burbank and Glendale, California, and in Great Neck, New York, mainly for remediation of soil and groundwater contamination. The remainder of the liability relates to other properties (including current operating facilities and certain facilities operated in prior years) for which our obligation is probable and the financial exposure can be estimated. We have recorded assets totaling $386 million at December 31, 2006 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for U.S. Government businesses. The amount that is expected to be allocated to our commercial businesses has been expensed through cost of sales. Any recoveries we receive from other PRPs or insurance would reduce the allocated amounts included in our future U.S. Government sales and cost of sales.

Acquisition and Divestiture Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this not only internally, through our independent research and development activities, but also through acquisitions. We selectively pursue the acquisition of businesses and investments that complement our current portfolio and allow access to new customers or technologies. We have made a number of such niche acquisitions of businesses during the past several years. Over the last five years, we have paid $2.5 billion to complete 15 such acquisitions. Conversely, we may also explore the sale of businesses, investments and surplus real estate. If we were to decide to sell any such businesses or real estate, the resulting gains, if any, would be recorded when the transactions are consummated and losses, if any, would be recorded when the value of the related asset is determined to be impaired.

Acquisitions

In 2006 and 2005, we completed acquisitions of the following businesses. There were no significant acquisition activities in 2004.

Year ended December 31, 2006 –

•

Pacific Architects and Engineers, Inc., a provider of services to support military readiness, peacekeeping missions, nation-building activities, and disaster relief services (included in our IT&GS segment);

•	Savi Technology, Inc., a developer of active radio frequency identification solutions (included in our IS&S segment);
•	Aspen Systems Corporation, an information management company that delivers a range of business process and technology solutions (included in our IT&GS segment);
•	ISX Corporation, a provider of military decision systems and other information technology solutions (included in our Electronic Systems segment); and
•	HMT Vehicles, a military vehicle design company (included in our Electronic Systems segment).

Year ended December 31, 2005 –

•	The SYTEX Group, Inc., a provider of information technology solutions and technical support services (included in our IT&GS segment);
•	STASYS Limited, a U.K.-based technology and consulting firm specializing in network communications and defense interoperability (included in our IS&S segment);
•	INSYS Group Limited, a U.K.-based diversified supplier of military communications systems, weapons systems and advanced analysis services (included in our Electronic Systems segment); and
•	Coherent Technologies, Inc., a supplier of high-performance, laser-based remote sensing systems (included in the Space Systems segment).

The aggregate cash paid for the 2006 acquisitions, as well as for amounts paid in 2006 related to acquisitions completed in 2005, was $1.1 billion. Additional payments totaling approximately $106 million are required to be made over the next three years related to these acquisitions, with approximately one-half of that amount payable over the next 12 months. The aggregate cash paid for the 2005 acquisitions, as well as for amounts paid in 2005 related to acquisitions completed in prior periods, was $564 million. We accounted for these acquisitions under the purchase method of accounting, and therefore recorded purchase accounting adjustments by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The acquisitions were not material to our consolidated results of operations for the years ended December 31, 2006 and 2005.

Divestitures

During 2006, 2005 and 2004, we continued to execute the strategy to monetize certain of our equity investments and surplus real estate, as follows:

In 2006, we sold the following:

•

Our ownership interests in LKEI and ILS, as discussed in “Space Business” under “Industry Considerations.” The gain on the sale was deferred pending the provision of launch services for certain customers;

•	21 million shares of Inmarsat plc, which resulted in a gain, net of state income taxes, of $127 million in other income and expenses, and increased net earnings by $83 million ($0.19 per share);
•	The assets of Space Imaging, LLC, which resulted in a gain, net of state income taxes, of $23 million in other income and expenses, and increased net earnings by $15 million ($0.03 per share); and
•

Certain surplus land in California and Florida, which resulted in an aggregate gain, net of state income taxes, of $51 million in other income and expenses, and increased net earnings by $33 million ($0.08 per share).

In 2005, we sold the following:

•	Our interest in NeuStar, Inc., which resulted a gain, net of state income taxes, of $30 million in other income and expenses, and increased net earnings by $19 million ($0.04 per share);

•

16 million of our Inmarsat plc shares for $89 million. In addition, primarily as a result of a successful initial public offering by Inmarsat, we recognized a gain of $42 million which had previously been deferred. Together, these transactions resulted in gains, net of state income taxes, totaling $126 million in other income and expenses, and increased net earnings by $82 million ($0.18 per share); and

•	Our 25% interest in Intelsat, Ltd., which resulted in a gain, net of state income taxes, of $47 million in other income and expenses, and increased net earnings by $31 million ($0.07 per share).

In 2004, we sold our shares of New Skies Satellites, N.V. (New Skies) which resulted in a gain, net of state income taxes, of $91 million in other income and expenses, and an increase in net earnings of $59 million ($0.13 per share).

Results of Operations

Since our operating cycle is long-term and involves many types of development and production contracts with varying production delivery schedules, the results of operations of a particular year, or year-to-year comparisons of recorded net sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in this discussion are presented on a “per diluted share” basis.

Net Sales

(In billions)

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” which follows, describes the contributions of each of our business segments to our consolidated sales and operating profit for 2006, 2005 and 2004. We follow an integrated approach for managing the performance of our business, and generally focus the discussion of our results of operations around major lines of business versus distinguishing between products and services. As mentioned previously, most of our services revenues are generated in our Information Technology & Global Services segment.

For 2006, net sales were $39.6 billion, a 6% increase over 2005 sales. Sales for 2005 were $37.2 billion, an increase of 5% compared to 2004. Sales, as compared to the prior years, increased in all segments except for anticipated reductions at Aeronautics in both 2006 and 2005. The U.S. Government is our largest customer, accounting for about 84% of our sales for 2006, compared to 85% in 2005 and 80% in 2004.

Other income and expense, net was $519 million for 2006 compared to $449 million in 2005. The increase was primarily due to an increase in interest income resulting from higher interest rates and amounts invested, and gains from the sale of land. Other income and expense, net increased $328 million from 2004 to 2005 due to an increase in investment income, gains from the sale of investments (primarily Intelsat and Inmarsat) and charges in 2004 for the early retirement of debt.

Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payments, and related rules, on a modified prospective basis (see Note 11). Under this method, we recognize compensation cost related to the estimated fair value of nonvested stock options and restricted stock granted in 2006 and prior years. Prior to January 1, 2006, we measured compensation cost for stock options using the intrinsic value method, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method. During the year ended December 31, 2006, we recorded compensation cost related to stock options and restricted stock totaling $111 million which is included in the statement of earnings in cost of sales. The net impact to earnings was $70 million ($0.16 per share). Compensation cost related to restricted stock in prior periods was not material. As of December 31, 2006, we had $118 million of total unrecognized compensation cost related to nonvested stock options, restricted stock units and restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our sales and cost of sales. As a result, the impact on our operating profit (earnings before interest and taxes) of certain transactions and other matters disclosed in this Form 10-K is disclosed net of state income taxes.

Our operating profit for 2006 was $4.0 billion, an increase of 32% compared to 2005. Our operating profit for 2005 was $3.0 billion, an increase of 43% compared to 2004.

Interest expense for 2006 was $361 million, $9 million lower than 2005. Interest expense for 2005 was $370 million, $55 million lower than in 2004. The decrease in interest expense in both years was primarily due to reductions in our debt outstanding.

Our effective tax rates were 29.6% for 2006, 30.2% for 2005, and 23.9% for 2004. The effective rates for 2006 and 2005 were lower than the statutory rate of 35% primarily due to tax benefits related to extraterritorial income exclusion (ETI) and the tax deductions for U.S. manufacturing activities and dividends related to our employee stock ownership plan. In addition, the rate for 2006 included a tax benefit related to claims we filed with the Internal Revenue Service for additional ETI tax benefits for sales in previous years. This benefit decreased income tax expense by $62 million ($0.14 per share), and reduced our effective tax rate for 2006 by 1.7%. For 2004, our tax rate was reduced from the statutory rate by the tax benefits related to ETI and tax deductible dividends. In addition, the 2004 rate reflected a $144 million ($0.32 per share) reduction in our income tax expense primarily resulting from the closure of an Internal Revenue Service (IRS) examination, which reduced our effective rate by 8.6%.

Net earnings increased as compared to the prior year for the fifth consecutive year. We reported net earnings of $2.5 billion ($5.80 per share) in 2006, compared to net earnings of $1.8 billion ($4.10 per share) in 2005 and net earnings of $1.3 billion ($2.83 per share) in 2004.

Discussion of Business Segments

We operate in five business segments: Aeronautics, Electronic Systems, Space Systems, Information Technology & Global Services (IT&GS) and Integrated Systems & Solutions (IS&S).

Our Aeronautics business segment designs, develops and produces advanced military aircraft, air vehicles and related technologies, primarily for U.S. and allied country military services. Combat aircraft programs include the F-35, F-22 and F-16 aircraft. The F-35 Lightning II is currently in the System Development and Demonstration phase. The successful first flight of the Conventional Take-Off and Landing (CTOL)-variant aircraft took place in 2006. We have been producing the F-22 Raptor since 1997, and delivered 27 to the U.S. Air Force in 2006. We also received a contract for Production Lot 6 (24 aircraft) and advanced procurement funding for Production Lots 7, 8 and 9. A total of 67 F-16 Fighting Falcons were delivered in 2006. Sales at Aeronautics are expected to decline slightly in 2007, with a more substantial decline expected in 2008 primarily due to a projected reduction in F-16 revenue. In the area of Air Mobility, we produce the C-130J Super Hercules aircraft. We delivered 12 aircraft in 2006 to the U.S. military. A total of 186 have been ordered, with 147 of those delivered through 2006. In addition to aircraft production, the segment provides logistics support, sustainment, and upgrade modification and services for its aircraft.

The Electronic Systems business segment has a broad portfolio of products and services. Many of their activities involve a combination of both development and production contracts with varying delivery schedules. This business segment has continued to expand its core competencies as a leading systems integrator, as demonstrated with its role as the prime contractor on the Littoral Combat Ship program, which launched its first ship in 2006, and the Presidential Helicopter program.

The Space Systems business segment is a key supplier of space solutions, primarily to our U.S. Government customers. Growth will depend on our government satellite and missile defense businesses, as well as activities associated with the NASA Orion program. With the formation of ULA and the sale of our interests in LKEI and ILS, growth in the segment will be less dependent on launch vehicles. Launch services to our U.S. Government customers are expected to be provided by ULA.

The IT&GS and IS&S business segments continue to focus their capabilities in providing information technology services to defense, intelligence and other government customers, including expanding those capabilities through our acquisition activities over the past two years. We expect continued strong growth in providing information technology solutions to government agencies.

In the following table of financial data, total operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Net unallocated Corporate expense” includes the FAS/CAS pension adjustment (see the discussion of “Postretirement Benefit Plans” under “Critical Accounting Policies”), earnings and losses from equity investments, interest income, costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities.

This table shows net sales and operating profit of the business segments and reconciles to the consolidated total.

(In millions)	2006	2005	2004
Net Sales
Aeronautics	$11,401	$11,672	$11,785
Electronic Systems	11,304	10,580	9,729
Space Systems	7,923	6,820	6,359
Information Technology & Global Services	4,605	4,010	3,802
Integrated Systems & Solutions	4,387	4,131	3,851
	$39,620	$37,213	$35,526
Operating profit
Aeronautics	$1,170	$994	$899
Electronic Systems	1,297	1,113	969
Space Systems	746	609	489
Information Technology & Global Services	430	351	285
Integrated Systems & Solutions	405	365	334
Total business segments	4,048	3,432	2,976
Net unallocated Corporate expense	(95)	(446)	(887)
	$3,953	$2,986	$2,089

The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was approximately $76 billion and $75 billion at December 31, 2006 and 2005, respectively. This amount included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite-quantity (IDIQ) contracts. Funded backlog was approximately $41 billion at December 31, 2006.

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

Segment Operating Profit

(In millions)

Aeronautics

Aeronautics’ operating results included the following:

(In millions)	2006	2005	2004
Net sales	$11,401	$11,672	$11,785
Operating profit	1,170	994	899
Backlog at year-end	25,464	29,580	30,489

Net sales for Aeronautics decreased by 2% in 2006 compared to 2005. The anticipated decline in net sales was due to a decline in Air Mobility sales that was partially offset by an increase in Combat Aircraft sales. Air Mobility sales declined by $524 million primarily due to C-130J deliveries (12 in 2006 compared to 15 in 2005) and lower volume on the C-5 program. Combat Aircraft sales increased by $279 million mainly due to higher F-35 and F-22 volume, partially offset by reduced volume on F-16 programs.

Net sales for Aeronautics decreased by 1% in 2005 compared to 2004. The decrease was mainly due to anticipated declines in Combat Aircraft, which were partially offset by growth in Air Mobility. Combat Aircraft sales decreased by $480 million for the year primarily due to declines in F-16 volume, which more than offset higher F-35 and F-22 volume. The sales growth in Air Mobility was due to additional C-130J deliveries (15 in 2005 compared to 13 in 2004) and higher volume on other Air Mobility programs.

Operating profit for the segment increased by 18% in 2006 compared to 2005. Combat Aircraft operating profit increased by $111 million, mainly due to higher volume on the F-35 and F-22 programs, and improved performance on F-16 programs. The improvement for the year was also attributable in part to the fact that in 2005, operating profit included a reduction in earnings on the F-35 program. Air Mobility operating profit increased $73 million, mainly due to improved performance on C-130J sustainment activities in 2006.

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

Backlog decreased in 2006 as compared to 2005 primarily as a result of sales volume on the F-35 program.

Electronic Systems

Electronic Systems’ operating results included the following:

(In millions)	2006	2005	2004
Net sales	$11,304	$10,580	$9,729
Operating profit	1,297	1,113	969
Backlog at year-end	20,994	19,932	18,239

Net sales for Electronic Systems increased 7% in 2006 as compared to 2005. Higher volume in platform integration activities led to increased sales of $344 million at Platform, Training & Transportation Solutions (PT&TS). Maritime Systems & Sensors (MS2) sales increased $267 million primarily due to surface systems activities. Air defense programs contributed to increased sales of $118 million at Missiles & Fire Control (M&FC).

Net sales for Electronic Systems increased 9% in 2005 as compared to 2004. Higher volume in tactical and surface systems programs contributed to increased sales of $495 million at MS2. PT&TS sales increased $310 million primarily due to platform integration activities. Air defense and fire control programs contributed to increased sales of $40 million at M&FC.

Operating profit for the segment increased by 17% in 2006 compared to 2005. Operating profit increased by $75 million at MS2 mainly due to higher volume on surface systems and undersea programs. Higher volume on air defense programs contributed to a $56 million increase in operating profit at M&FC. PT&TS operating profit increased $54 million mainly due to improved performance on distribution technology activities.

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

The increase in backlog during 2006 over 2005 resulted primarily from increased orders on certain platform integration programs in PT&TS.

Space Systems

Space Systems’ operating results included the following:

(In millions)	2006	2005	2004
Net sales	$7,923	$6,820	$6,359
Operating profit	746	609	489
Backlog at year-end	18,768	15,925	16,112

Net Sales for Space Systems increased by 16% in 2006 compared to 2005. During the year, sales growth in Satellites and Strategic & Defensive Missile Systems (S&DMS) offset declines in Space Transportation. The $1.1 billion growth in Satellites sales was mainly due to higher volume on both government and commercial satellite programs. There were five commercial satellite deliveries in 2006 compared to no deliveries in 2005. Higher volume in both fleet ballistic missile and missile defense programs accounted for the $114 million sales increase at S&DMS. In Space Transportation, sales declined $102 million primarily due to lower volume in government space transportation activities on the Titan and External Tank programs. Increased sales on the Atlas Evolved Expendable Launch Vehicle Launch Capabilities (ELC) contract partially offset the lower government space transportation sales.

Net sales for Space Systems increased by 7% in 2005 compared to 2004. During the year, sales growth in Satellites and S&DMS offset declines in Space Transportation. The $410 million increase in Satellites sales was due to higher volume on government satellite programs that more than offset declines in commercial satellite activities. There were no commercial satellite deliveries in 2005, compared to four in 2004. Increased sales of $235 million in S&DMS were attributable to the fleet ballistic missile and missile defense programs. The $180 million decrease in Space Transportation’s sales was mainly due to having three Atlas launches in 2005 compared to six in 2004.

Operating profit for the segment increased 22% in 2006 compared to 2005. Operating profit increased in Satellites, Space Transportation and S&DMS. The $72 million growth in Satellites operating profit was primarily driven by the volume and performance on government satellite programs and commercial satellite deliveries. In Space Transportation, the $39 million growth in operating profit was attributable to improved performance on the Atlas program resulting from risk reduction activities, including the first quarter definitization of the ELC contract. In S&DMS, the $26 million increase in operating profit was due to higher volume and improved performance on both the fleet ballistic missile and missile defense programs.

Operating profit for the segment increased 25% in 2005 compared to 2004. Operating profit increased in Space Transportation, S&DMS and Satellites. In Space Transportation, the $60 million increase in operating profit was primarily attributable to improved performance on the Atlas vehicle program. Satellites’ operating profit increased $35 million due to the higher volume and improved performance on government satellite programs, which more than offset the decreased operating profit due to the decline in commercial satellite deliveries. The $20 million increase in S&DMS was attributable to higher volume on fleet ballistic missile and missile defense programs.

In December 2006, we completed a transaction with Boeing to form ULA, a joint venture which combines the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles (see related discussion on our “Space Business” under “Industry Considerations”). We are accounting for our investment in ULA under the equity method of accounting. As a result, our share of the net earnings or losses of ULA are included in other income and expenses, and we will no longer recognize sales related to launch vehicle services provided to the U.S. Government. In 2006, we recorded sales to the U.S. Government for Atlas launch services totaling approximately $600 million. We have retained the right to market commercial Atlas launch services.

We contributed assets to ULA, and ULA assumed liabilities related to our Atlas business in exchange for our 50% ownership interest. The net book value of the assets contributed and liabilities assumed was approximately $200 million at

December 1, 2006, the date of closing. We accounted for the transfer at net book value, with no gain or loss recognized. If our proportionate share of ULA’s net assets exceeds the book value of our investment, we would recognize the difference ratably over the next 10 years in other income and expenses. We currently anticipate that our 50% ownership share of ULA’s net assets will exceed the book value of our investment in ULA, but that amount remains subject to adjustment based on the final working capital and value of other assets which we and Boeing contributed to ULA. In addition, under our agreement with Boeing, we could be required to make an additional cash contribution to ULA based on changes in the working capital of the business and other assets contributed. Any additional capital contribution would have the effect of increasing our investment and decreasing the difference between our investment and our share of ULA’s net assets. This would decrease the amount that we would amortize and recognize in other income and expenses in the future. We currently estimate that the amount by which our share of ULA’s net assets will exceed our investment will be between $200 million and $300 million. Both we and Boeing also have agreed to provide approximately $225 million in additional funding to ULA. As of December 31, 2006, we had provided $3 million of additional funding to ULA (see Note 14). The formation of ULA did not have a material impact on our consolidated results of operations or financial position for 2006.

We sold our ownership interests in LKEI and ILS in October 2006 (see related discussion on our “Space Business” under “Industry Considerations”). LKEI is a joint venture we had with Russian government-owned space firms which has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets. In periods prior to the sale of these interests, we consolidated the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest. In 2006, we recorded sales related to Proton launch services totaling approximately $110 million.

The increase in backlog during 2006 as compared to 2005 was mainly due to order volume related to the Orion program and government satellite programs, partially offset by a $2.6 billion decrease in backlog resulting from the formation of ULA and the sale of our interests in LKEI and ILS.

Information Technology & Global Services

Information Technology & Global Services’ operating results included the following:

(In millions)	2006	2005	2004
Net sales	$4,605	$4,010	$3,802
Operating profit	430	351	285
Backlog at year-end	5,680	5,414	4,560

Net sales for IT&GS increased by 15% in 2006 as compared to 2005. The increase in sales was primarily attributable to higher volume of $642 million in Information Technology and Defense Services. The sales increases include the impact of organic growth as well as the purchase of Pacific Architects and Engineers in September 2006.

Net sales for IT&GS increased by 5% in 2005 as compared to 2004. The increase in sales was primarily attributable to higher volumes of $460 million in Information Technology and Defense Services, which more than offset a sales decline of $250 million in NASA programs. Information Technology’s sales increase includes the impact of organic growth and the purchase of SYTEX in March 2005.

Operating profit for the segment increased by 23% in 2006 as compared to 2005, and in 2005 as compared to 2004. The operating profit increase in both years was mainly due to higher volume and improved performance in Information Technology and Defense Services.

The IT&GS backlog for 2006 compared to 2005 remained relatively unchanged.

Integrated Systems & Solutions

Integrated Systems & Solutions’ operating results included the following:

(In millions)	2006	2005	2004
Net sales	$4,387	$4,131	$3,851
Operating profit	405	365	334
Backlog at year-end	4,999	3,974	4,586

Net sales for IS&S increased by 6% in 2006 as compared to 2005 and by 7% in 2005 as compared to 2004. For both comparative periods, the sales increases were primarily attributable to a higher volume of intelligence, defense and information assurance activities.

Operating profit for the segment increased 11% in 2006 as compared to 2005 and by 9% in 2005 as compared to 2004. The increases in operating profit for both comparative periods were primarily attributable to higher volume and performance improvements on the activities described above.

The increase in backlog during 2006 compared to 2005 was due to order volume in intelligence, defense and information assurance activities.

Unallocated Corporate (Expense) Income, Net

The following table shows the components of net unallocated Corporate (expense) income.

(In millions)	2006	2005	2004
FAS/CAS pension adjustment	$(275)	$(626)	$(595)
Items not considered in segment operating performance	214	173	(215)
Stock compensation expense	(111)	—	—
Other, net	77	7	(77)
	$(95)	$(446)	$(887)

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

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

(In millions)	2006	2005	2004
FAS 87 expense	$(938)	$(1,124)	$(884)
Less: CAS expense and funding	(663)	(498)	(289)
FAS/CAS pension adjustment – expense	$(275)	$(626)	$(595)

FAS 87 expense decreased in 2006 primarily due to the change in the rate of future compensation increases as well as the growth in plan assets in 2006, including contributions we made to the pension trust.

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach promulgated by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as other Corporate activities such as charges recorded related to the early repayment of debt, are not considered by management in evaluating the operating performance of business segments. Therefore, for purposes of segment reporting, the following items were included in “Unallocated Corporate (expense) income, net” for 2006, 2005 and 2004:

(In millions, except per share data)	Operating Profit (Loss)	Net Earnings (Loss)	Earnings (Loss) Per Share

Year ended December 31, 2006
Gain on sale of interest in Inmarsat	$127	$83	$0.19
Gains on sale of surplus land	51	33	0.08
Earnings from expiration of AES transaction indemnification	29	19	0.04
Gain on sale of Space Imaging’s assets	23	15	0.03
Debt exchange expenses	(16)	(11)	(0.03)
Benefit from claims for ETI tax benefits	—	62	0.14
	$214	$201	$0.45

(In millions, except per share data)	Operating Profit (Loss)	Net Earnings (Loss)	Earnings (Loss) Per Share

Year ended December 31, 2005
Gains related to Inmarsat transactions	$126	$82	$0.18
Gain on sale of interest in Intelsat	47	31	0.07
Gain on sale of interest in NeuStar	30	19	0.04
Impairment charge related to a satellite	(30)	(19)	(0.04)
	$173	$113	$0.25

Year ended December 31, 2004
Charge for Pit 9 litigation	$(180)	$(117)	$(0.26)
Charge for early retirement of debt	(154)	(100)	(0.22)
Gain on sale of interest in New Skies	91	59	0.13
Gain on sale of COMSAT General business	28	4	0.01
Benefit from closure of an IRS examination	—	144	0.32
	$(215)	$(10)	$(0.02)

We adopted FAS 123(R) Share-Based Payments on January 1, 2006 and recognized stock compensation expense of $111 million ($70 million after-tax or $0.16 per share) for year ended December 31, 2006.

The increase in the “Other, net” component of unallocated Corporate (expense) income net of $70 million from 2005 to 2006 and $84 million from 2004 to 2005 was primarily due to higher interest income from higher interest rates and amounts invested.

Liquidity and Cash Flows

We have a balanced cash deployment and disciplined growth strategy to enhance shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business (e.g., capital expenditures, independent research and development), made selective acquisitions of businesses, repurchased shares, increased our dividends and opportunistically reduced and refinanced our debt. The following provides an overview of our execution of this strategy.

Net Cash Provided by Operating Activities

(In millions)

Operating Activities

Net cash provided by operating activities increased by $589 million to $3.8 billion in 2006 as compared to 2005 after having increased by $270 million to $3.2 billion in 2005 as compared to 2004. In 2006, the increase was primarily attributable to an increase in net earnings of $704 million, and also to an increase in working capital improvements of $150 million compared to 2005. The remaining change in cash between the periods was due to income tax payments, postretirement benefit plan contributions, and the timing of various other operating activities. In 2005, the increase was primarily attributable to an increase in net earnings of $559 million as compared to 2004, which more than offset a $386 million reduction in working capital improvements between the years. The remaining increase in cash between those periods was due to income tax payments and the timing of various other operating activities. The focus on improving our cash management processes continues to contribute to the aggregate reduction in operating working capital accounts (receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred), including an aggregate reduction of $256 million in 2006 as compared to a reduction of $106 million in 2005. Although we will continue to focus on management of operating working capital accounts, we do not expect the rate of improvements we have experienced in prior periods to continue.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $893 million in 2006, $865 million in 2005 and $769 million in 2004. We expect our capital expenditures over the next three years to exceed 2006 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our financial targets, help build a balanced portfolio and provide disciplined growth. We paid $1,122 million, including amounts related to acquisitions completed in prior years, for the acquisition of new businesses in 2006, compared with $564 million in 2005 and $91 million in 2004.

During 2006, we received proceeds of $132 million from the sale of our remaining shares in Inmarsat, $24 million from the sale of assets of Space Imaging, LLC, and $24 million from the sale of Lockheed Martin Intersputnik. During 2005, we received proceeds of $935 million from the divestiture of non-core equity investments. The proceeds included $752 million from the sale of our investment in Intelsat, Ltd., $140 million from the sale of Inmarsat shares and the redemption of certain Inmarsat equity-related investments, and $33 million from the sale of our NeuStar investment. During 2004, we received $140 million from the sale our investment in New Skies Satellites, N.V. and $50 million related to the reduction of our investment in Inmarsat Group Holdings, Ltd.

Financing Activities

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to refinance and reduce our long-term debt. During 2006, we paid $353 million to complete an exchange of debt and $210 million related to scheduled debt repayments. In 2005, we used $133 million of cash for the early retirement and scheduled repayment of long-term debt. In 2004, we used $1.1 billion of cash for the early retirement and scheduled repayment of long-term debt. Of that amount, $951 million related to the early retirement of debt through tender offers for which we incurred $163 million of associated costs.

Share repurchases and dividends –We also used cash in each of the last three years for common share repurchase activity as follows: $2,104 million for 27.6 million common shares in 2006, all of which were settled during the year along with $11 million for 0.2 million shares purchased in 2005; $1,222 million for 19.7 million common shares in 2005, of which $1,211 million for 19.5 million of those common shares, as well as $99 million for 1.8 million common shares purchased in 2004, was settled during the year; and $772 million for 14.7 million common shares in 2004, of which $673 million for 12.9 million common shares was settled during the year. Our share repurchase program authorizes the repurchase of up to 108 million shares of our common stock from time-to-time at management’s discretion, including 20 million of additional shares our Board authorized for repurchase in 2006. As of December 31, 2006, we had repurchased a total of 73.7 million shares under the program, and there remained approximately 34.3 million shares that may be repurchased in the future.

The payment of dividends on our common shares is one of the key components of our balanced cash deployment strategy. Shareholders were paid cash dividends of $538 million in 2006, $462 million in 2005 and $405 million in 2004. We have increased our quarterly dividend rate in each of the last three years. We paid quarterly dividends of $0.30 per share during each of the first three quarters of 2006 and $0.35 per share for the last quarter of 2006; $0.25 per share during each of the first three quarters of 2005 and $0.30 per share for the last quarter of 2005; and $0.22 per share during each of the first three quarters of 2004 and $0.25 per share for the last quarter of 2004.

Capital Structure and Resources

At December 31, 2006, we held cash and cash equivalents of approximately $1.9 billion and short-term investments of $381 million. Our long-term debt, net of unamortized discounts, amounted to $4.4 billion. Our long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR; however, at December 31, 2006, we had an agreement in place to swap variable interest rates on the debentures for a fixed interest rate. With this swap agreement, our entire long-term debt portfolio effectively bears interest at fixed rates.

In August 2006, we issued $1.1 billion of new 6.15% Notes due 2036 (the New Notes). The New Notes were issued in exchange for a portion of certain then outstanding debt securities (the Old Notes), and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the Old Notes. We accounted for the transaction as an exchange of debt under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The cash consideration of $343 million is being amortized over the life of the New Notes as a discount, using the effective interest method, and recorded in interest expense. The New Notes are included on our balance sheet under the caption long-term debt, net and are presented net of the unamortized discount. The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and reduced net earnings by $11 million ($0.03 per share).

Our stockholders’ equity amounted to $6.9 billion at December 31, 2006, a decrease of $1.0 billion from December 31, 2005. The decrease was primarily due to the adoption of FAS 158, which required recognition of a $3.1 billion adjustment to accumulated other comprehensive loss to recognize the net unrecognized actuarial losses and prior service costs, as well as the elimination of the previously recorded minimum pension liability and intangible asset, to record the unfunded status of our postretirement benefit plans. That adjustment was partially offset by a $1.2 billion minimum liability adjustment recorded prior to the adoption of FAS 158, resulting in a net decrease of $1.9 billion. See the discussion of “Postretirement Benefit Plans” under “Critical Accounting Policies” and disclosure in Note 12 for additional information. Net earnings and stock plan activities more than offset the reduction in stockholders’ equity as a result of our share repurchases and the payment of dividends.

Through our debt repayment activities, our long-term debt balance has declined $3.1 billion over the last five years from $7.5 billion at December 31, 2001. Our debt-to-total capitalization ratio was 39% at December 31, 2006, unchanged from 39% at December 31, 2005.

Debt-to-Total Capital Ratio

Return on invested capital (ROIC) improved by 470 basis points during 2006 to 19.2%. We define ROIC as net earnings plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt), after adjusting stockholder’s equity by adding back amounts related to postretirement benefit plans, including those for minimum pension liabilities and, for 2006, the adoption of FAS 158. We believe that reporting ROIC provides investors with greater visibility into how effectively Lockheed Martin uses the capital invested in its operations. We use ROIC to evaluate multi-year investment decisions and as a long-term performance measure. We also use ROIC as a factor in evaluating management performance under certain of our incentive compensation plans.

ROIC is not a measure of financial performance under U.S. generally accepted accounting principles, and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. See Consolidated Financial Data – Five Year Summary on page 30 of this Form 10-K for additional information concerning how we calculate ROIC.

Return On Invested Capital Ratio

At December 31, 2006, we had in place a $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility at December 31, 2006. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2006. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2006, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle other long-term liabilities. Capital lease obligations were negligible. Payments due under these long-term obligations and commitments are as follows:

	Payments Due By Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(a)	$4,784	$34	$347	$2	$4,401
Other long-term liabilities	1,651	276	388	194	793
Operating lease obligations	1,145	288	465	271	121
Purchase obligations:
Operating activities	22,771	12,996	7,520	1,561	694
Capital expenditures	302	264	38	—	—
Total contractual cash obligations	$30,653	$13,858	$8,758	$2,028	$6,009
(a)	The total amount of long-term debt excludes unamortized discounts of $345 million (see Note 7).

Long-term debt includes scheduled principal payments only. Generally, our long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets.

Amounts related to other long-term liabilities in the preceding table represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2006. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans, environmental liabilities and business acquisition agreements. Obligations related to environmental liabilities represent our estimate of remediation payment obligations under government consent decrees and agreements, excluding amounts reimbursed by the U.S. Government in its capacity as a potentially responsible party.

Purchase obligations related to operating activities include agreements and requirements contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to sub-contractors and outsourcing arrangements. Total purchase obligations in the preceding table include approximately $22 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. However, the U.S. Government would generally be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” pursuant to FAR. For example, if we had commitments to purchase goods and services that were entered into as a result of a specific contract we received from our U.S. Government customer and the customer terminated the contract for their convenience, any amounts we would be required to pay to settle the related commitments, as well as amounts previously incurred, would generally be reimbursed by the customer. This would also be true in cases where we perform sub-contract work for a prime contractor under a U.S. Government contract. The termination for convenience language may also be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include amounts for facilities and equipment at various of our locations, related to customer contracts.

We also may enter into industrial participation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, and building or leasing facilities for in-country operations. We do not commit to offset agreements until orders for our products or services are definitive. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. No such penalties have been incurred during the last five years. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and generally require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2006, we had outstanding offset agreements totaling $8.2 billion, primarily related to our Aeronautics segment, that extend through 2016. To the extent we have entered into purchase obligations at December 31, 2006 that also satisfy offset agreements, those amounts are included in the preceding table.

With respect to the formation of ULA, both we and Boeing have committed to provide up to $25 million each as additional capital contributions and $200 million each in other financial support to ULA, as required. The non-capital funding will be made in the form of a revolving credit agreement between us and ULA or guarantees of ULA financing with third parties, in either case, to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA. At December 31, 2006, we had made $3 million in payments under our capital contribution commitment, and no amounts had been drawn on the revolving credit agreement. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations and that it will not be necessary to fulfill the guarantees contemplated under the cross-indemnities.

We have entered into standby letter of credit agreements and other arrangements with financial institutions and customers mainly relating to advances received from customers and/or the guarantee of future performance on some of our contracts. In some cases, we may also guarantee the contractual performance of third parties. At December 31, 2006, we had outstanding letters of credit, surety bonds and guarantees, as follows:

	Commitment Expiration By Period
(In millions)	Total Commitment	Less Than 1 Year (a)	1-3 Years (a)	3-5 Years	After 5 Years

Standby letters of credit	$2,571	$2,421	$95	$49	$6
Surety bonds	502	204	298	—	—
Guarantees	21	—	21	—	—
Total commitments	$3,094	$2,625	$414	$49	$6
(a)	Approximately $2,260 million and $18 million of standby letters of credit in the “Less Than 1 Year” and “1-3 Year” periods, respectively, and approximately $44 million of surety bonds in the “Less Than 1 Year” period, are expected to renew for additional periods until completion of the contractual obligation.

Included in the table above is approximately $180 million representing letter of credit and surety bond amounts for which related obligations or liabilities are also recorded on the balance sheet, either as reductions of inventories, as customer advances and amounts in excess of costs incurred, or as other liabilities. Approximately $2.0 billion of the standby letters of credit in the table above were to secure advance payments received under an F-16 contract from an international customer. These letters of credit are available for draw down in the event of our nonperformance, and the amount available will be reduced as certain events occur throughout the period of performance in accordance with the contract terms. Similar to the letters of credit for the F-16 contract, other letters of credit and surety bonds are available for draw down in the event of our nonperformance.

Under the agreement to sell our ownership interests in LKEI and ILS (see related discussion on our “Space Business” under “Industry Considerations”), we will continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. We expect to recognize the $60 million deferred net gain on the transaction when our responsibility to refund the advances expires, which we generally believe will be in 2008 based on the expected Proton launch schedule, which is subject to change. Our ability to realize the deferred net gain is dependent upon Khrunichev providing the contracted launch services or, in the event the launch services are not provided, ILS’s ability to refund the advance. The amount we could be required to pay is expected to increase over time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, and will be reduced by the occurrence of those launches. At December 31, 2006, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $344 million. That amount may be partially mitigated by approximately $70 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur. Our balance sheet at December 31, 2006 included current and noncurrent assets relating to LKEI and ILS totaling $265 million, and current and noncurrent liabilities totaling $335 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact resulting from our inability to realize the assets we have recorded related to LKEI and ILS would be partially mitigated by our not recognizing the deferred gain on the transaction. Through December 31, 2006, Proton launch services provided through ILS were provided according to contract terms.

Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 31, 2006, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures based on LIBOR for a fixed interest rate through August 15, 2008. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates. We have designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement and in subsequent periods, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the statement of earnings. We determined that the hedging relationship remained effective at December 31, 2006. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At December 31, 2006, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At December 31, 2006, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year then ended, were not material.

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Accounting Pronouncements Pending Adoption

In July 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation, which is required to be reported separately as a noncash adjustment to the opening balance of our retained earnings in 2007, is currently not expected to have a material impact on our results of operations, financial position or cash flows.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of December 31, 2006. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2006.

During 2006, we also performed a separate evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, including performing self-assessment and monitoring procedures. Based on those activities and other evaluation procedures, our management, including the CEO and CFO, concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s report on our financial statements and internal control over financial reporting appears on page 56. In addition, both our assessment and the effectiveness of internal control over financial reporting were audited by our independent registered public accounting firm. Their report appears on page 57.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” on page 54, and under the caption “Derivative financial instruments” in Note 1 – Significant Accounting Policies on page 65 of this Form 10-K.

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

The management of Lockheed Martin is also responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Corporation (as defined by the Securities Exchange Act of 1934). This system is designed to provide reasonable assurance, based on an appropriate cost-benefit relationship, that assets are safeguarded and transactions are properly executed and recorded. An environment that provides for an appropriate level of control consciousness is maintained through a comprehensive program of management testing to identify and correct deficiencies, examinations by internal auditors, and audits by the Defense Contract Audit Agency for compliance with federal government rules and regulations applicable to contracts with the U.S. Government.

Management conducted an evaluation of the effectiveness of the Corporation’s system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2006. Management’s assessment has been audited by Ernst & Young LLP, as stated in their report included herein.

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

/s/ Robert J. Stevens	/s/ Christopher E. Kubasik
ROBERT J. STEVENS	CHRISTOPHER E. KUBASIK
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on the Financial Statements and Internal Control Over Financial Reporting, that Lockheed Martin Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lockheed Martin Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Lockheed Martin Corporation and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 21, 2007

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2006 the Corporation adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), and Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 21, 2007

Lockheed Martin Corporation

Consolidated Statement of Earnings

	Year ended December 31,
(In millions, except per share data)	2006	2005	2004
Net sales
Products	$33,863	$31,518	$30,202
Services	5,757	5,695	5,324
	39,620	37,213	35,526
Cost of sales
Products	30,572	28,800	27,879
Services	5,118	5,073	4,765
Unallocated Corporate costs	496	803	914
	36,186	34,676	33,558
	3,434	2,537	1,968
Other income and expenses, net	519	449	121
Operating profit	3,953	2,986	2,089
Interest expense	361	370	425
Earnings before taxes	3,592	2,616	1,664
Income tax expense	1,063	791	398
Net earnings	$2,529	$1,825	$1,266
Earnings per common share
Basic	$5.91	$4.15	$2.86
Diluted	$5.80	$4.10	$2.83

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheet

	December 31,
(In millions)	2006	2005
Assets
Current assets
Cash and cash equivalents	$1,912	$2,244
Short-term investments	381	429
Receivables	4,595	4,579
Inventories	1,657	1,921
Deferred income taxes	900	861
Other current assets	719	495
Total current assets	10,164	10,529

Property, plant and equipment, net	4,056	3,924
Goodwill	9,250	8,447
Purchased intangibles, net	605	560
Prepaid pension asset	235	1,360
Deferred income taxes	1,487	555
Other assets	2,434	2,369
	$28,231	$27,744
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,221	$1,998
Customer advances and amounts in excess of costs incurred	3,856	4,331
Salaries, benefits and payroll taxes	1,584	1,475
Current maturities of long-term debt	34	202
Other current liabilities	1,858	1,422
Total current liabilities	9,553	9,428

Long-term debt, net	4,405	4,784
Accrued pension liabilities	3,025	2,097
Other postretirement benefit liabilities	1,496	1,277
Other liabilities	2,868	2,291

Stockholders’ equity
Common stock, $1 par value per share	421	432
Additional paid-in capital	755	1,724
Retained earnings	9,269	7,278
Accumulated other comprehensive loss	(3,561)	(1,553)
Other	—	(14)
Total stockholders’ equity	6,884	7,867
	$28,231	$27,744

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
(In millions)	2006	2005	2004
Operating Activities
Net earnings	$2,529	$1,825	$1,266
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	600	555	511
Amortization of purchased intangibles	164	150	145
Deferred income taxes	75	24	(58)
Changes in operating assets and liabilities:
Receivables	94	(390)	(87)
Inventories	(530)	(39)	519
Accounts payable	217	239	288
Customer advances and amounts in excess of costs incurred	475	296	(228)
Other	159	534	568
Net cash provided by operating activities	3,783	3,194	2,924
Investing Activities
Expenditures for property, plant and equipment	(893)	(865)	(769)
Acquisition of businesses / investments in affiliates	(1,122)	(564)	(91)
Divestitures of businesses / investments in affiliates	180	935	279
Sale (purchase) of short-term investments, net	48	(33)	(156)
Other	132	28	29
Net cash used for investing activities	(1,655)	(499)	(708)
Financing Activities
Issuances of common stock and related amounts	756	406	164
Repurchases of common stock	(2,115)	(1,310)	(673)
Common stock dividends	(538)	(462)	(405)
Premium and transaction costs for debt exchange	(353)	—	—
Repayments of long-term debt	(210)	(133)	(1,089)
Long-term debt repayment costs	—	(12)	(163)
Net cash used for financing activities	(2,460)	(1,511)	(2,166)
Net (decrease) increase in cash and cash equivalents	(332)	1,184	50
Cash and cash equivalents at beginning of year	2,244	1,060	1,010
Cash and cash equivalents at end of year	$1,912	$2,244	$1,060

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Other	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance at December 31, 2003	$446	$2,477	$5,054	$(1,204)	$(17)	$6,756

Net earnings	—	—	1,266	—	—	1,266	$1,266
Common stock dividends declared ($0.91 per share)	—	—	(405)	—	—	(405)	—
Repurchases of common stock	(15)	(757)	—	—	—	(772)	—
Stock-based awards and ESOP activity	7	503	—	—	(6)	504	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	(285)	—	(285)	(285)
Reclassification adjustments related to available-for-sale investments	—	—	—	(56)	—	(56)	(56)
Other	—	—	—	13	—	13	13
Balance at December 31, 2004	438	2,223	5,915	(1,532)	(23)	7,021	$938

Net earnings	—	—	1,825	—	—	1,825	$1,825
Common stock dividends declared ($1.05 per share)	—	—	(462)	—	—	(462)	—
Repurchases of common stock	(20)	(1,202)	—	—	—	(1,222)	—
Stock-based awards and ESOP activity	14	703	—	—	9	726	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	(105)	—	(105)	(105)
Net unrealized gain from available-for-sale investments	—	—	—	97	—	97	97
Other	—	—	—	(13)	—	(13)	(13)
Balance at December 31, 2005	432	1,724	7,278	(1,553)	(14)	7,867	$1,804

Net earnings	—	—	2,529	—	—	2,529	$2,529
Common stock dividends declared ($1.25 per share)	—	—	(538)	—	—	(538)	—
Repurchases of common stock	(28)	(2,076)	—	—	—	(2,104)	—
Stock-based awards and ESOP activity	17	1,107	—	—	14	1,138	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	1,186	—	1,186	1,186
Reclassification adjustment related to available-for-sale investments	—	—	—	(92)	—	(92)	(92)
Other	—	—	—	(33)	—	(33)	(33)
Adjustment for adoption of FAS 158	—	—	—	(3,069)	—	(3,069)	—
Balance at December 31, 2006	$421	$755	$9,269	$(3,561)	$—	$6,884	$3,590

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Significant Accounting Policies

Organization – Lockheed Martin Corporation is engaged in the research, design, development, manufacture, integration, operation and sustainment of advanced technology systems and products, and provide a broad range of management, engineering, technical, scientific, logistic and information services. As a leading systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft and spacecraft. We serve customers in both domestic and international defense and commercial businesses, with our principal customers being agencies of the U.S. Government.

Basis of consolidation and classifications – Our consolidated financial statements include the accounts of wholly-owned subsidiaries and other entities which we control. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories and customer advances are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in current assets.

We have reclassified certain amounts for prior years to conform with the 2006 presentation.

Use of estimates – We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP). In doing so, we are required to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Due to the size and nature of many of our programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for schedule and technical issues. Our actual results may differ from those estimates.

Cash and cash equivalents – Cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying value on our consolidated balance sheet approximates fair value.

Short-term investments – Our short-term investments include marketable securities that are categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities. We record realized gains and losses in other income and expenses. For purposes of computing realized gains and losses, we determine cost on a specific identification basis. The fair values of our marketable securities are estimated based on quoted market prices for the respective securities.

We record short-term investments at fair value. At year end, our investment portfolio included the following:

	December 31,
	2006		2005
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Corporate debt securities	$139	$139	$145	$144
Government-sponsored enterprise securities	89	88	106	105
U.S. Treasury and other securities	154	154	180	180
	$382	$381	$431	$429

Approximately 68% of the securities in our portfolio had contractual maturities of one year or less. An additional 30% of the securities had contractual maturities of one to five years, with the remainder greater than five years. Proceeds from sales of marketable securities totaled $167 million in 2006 and $461 million in 2005. Gross gains and losses related to sales of marketable securities for both years, as well as net unrealized gains and losses at each year end, were not material.

Receivables – Receivables include amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. As we recognize those revenues, we reflect appropriate amounts of customer advances, performance-based payments and progress payments as an offset to the related receivables balance.

Inventories – We record inventories at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and, in the case of contracts with the U.S. Government, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments and progress payments. We reflect those advances and payments as an offset against the related inventory balances. We expense general and administrative expenses related to products and services provided essentially under commercial terms and conditions as incurred. We usually determine the costs of other product and supply inventories by the first-in first-out or average cost methods.

Property, plant and equipment – We include property, plant and equipment on our balance sheet principally at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets, and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment.

Goodwill – We evaluate goodwill for potential impairment on an annual basis by comparing the fair value of a reporting unit, based on estimated future cash flows, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, we measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

Purchased intangibles, net – We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, the amounts we record related to purchased intangibles are determined from independent valuations. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships which are amortized over periods of 15 years or less, and trade names which have indefinite lives. We included purchased intangibles on our consolidated balance sheet net of accumulated amortization of $1,952 million and $1,788 million at December 31, 2006 and 2005, respectively. Less than 10% of the unamortized balance of purchased intangibles at December 31, 2006 is composed of intangibles with indefinite lives. Amortization expense related to these intangible assets was $164 million, $150 million, and $145 million for the years ended December 31, 2006, 2005 and 2004, respectively, and we estimate amortization expense to be $151 million in 2007, $112 million in 2008, $94 million in 2009 and $89 million in 2010 and $80 million in 2011.

Customer advances and amounts in excess of cost incurred – We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. We classify such advances, other than those reflected as a reduction of accounts receivable or inventories as discussed above, as current liabilities.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. In cases where a date to complete activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, we project costs over a reasonable time frame not to exceed 20 years. We do not discount liabilities unless the amount and timing of future cash payments are fixed or reliably determinable. We expect to include a substantial portion of environmental costs in sales and cost of sales pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record an asset for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. We include the portion of those costs expected to be allocated to commercial business or that is determined to be unallowable for pricing under U.S. Government contracts in cost of sales at the time the liability is established.

Sales and earnings – We record sales and anticipated profits under long-term fixed-price design, development and production contracts on a percentage of completion basis, generally using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. We include estimated contract profits in earnings in proportion to recorded sales. We record sales under certain long-term fixed-price development and production contracts which, among other factors, provide for the delivery of minimal quantities or require a substantial level of development effort in relation to total contract value, upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs we incur to our estimate of total costs at completion. We record sales under development and production cost-reimbursement-type contracts as costs are incurred. We include applicable estimated profits in earnings in the proportion that incurred costs bear to total estimated costs. We record sales of products and services provided under essentially commercial terms and conditions upon delivery and passage of title.

We consider incentives or penalties related to performance on design, development and production contracts in estimating sales and profit rates, and record them when there is sufficient information to assess anticipated contract performance. We also consider estimates of award fees in estimating sales and profit rates based on actual awards and anticipated performance. We generally do not recognize incentive provisions which increase or decrease earnings based solely on a single significant event until the event occurs. We only include amounts representing contract change orders, claims or other items in sales when they can be reliably estimated and realization is probable.

We record revenue under contracts for services other than those associated with design, development or production activities either as services are performed or when a contractually required event has occurred, depending on the contract. This methodology is primarily used by our Information Technology & Global Services (IT&GS) segment (formerly our Information & Technology Services segment). We generally record revenue under such services contracts on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs we incur under these service contracts are expensed as incurred, except that we capitalize and recognize initial “set-up” costs over the life of the agreement. Incentives and award fees related to our performance on services contracts are recognized when they are fixed and determinable, generally at the date of award.

Research and development and similar costs – Costs for research and development we sponsor primarily include independent research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, we generally include these costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements. Costs for product development initiatives we sponsor that are not otherwise allocable are charged to expense when incurred. Under some arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to cost of sales in 2006, 2005 and 2004, including costs related to bid and proposal efforts, totaled $1,139 million in 2006, $1,042 million in 2005 and $984 million in 2004. Costs we incur under customer-sponsored research and development programs pursuant to contracts are accounted for as sales and cost of sales under the contract.

Restructuring activities – Under existing U.S. Government regulations, certain costs we incur for consolidation or restructuring activities that we can demonstrate will result in savings in excess of the cost to implement those actions can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of our products and services to agencies of the U.S. Government. Assets recorded at December 31, 2006 and 2005 for deferred costs related to various consolidation actions were not material.

Impairment of certain long-lived assets – Generally, we review the carrying values of long-lived assets other than goodwill for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. We measure impairment by comparing the fair value based on estimated future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period.

Investments in equity securities – Investments in equity securities include our ownership interests in affiliated companies that we do not control, including those where our investment represents less than a 20% ownership. When we have investments that represent a 20% to 50% ownership interest, we generally account for them under the equity method of accounting. Under this method of accounting, our share of the net earnings or losses of the affiliated companies is included in other income and expenses. We recognize gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees, in the current period. These gains or losses are also included in other income and expenses. For those investments that represent less than a 20% ownership interest, if classified as available-for-sale under FAS 115, the investments are accounted for at fair value, with unrealized gains and losses reflected as a net after-tax amount in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. If declines in the value of investments accounted for under either the equity method or FAS 115 are determined to be other than temporary, a loss is recorded in earnings in the current period. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. Investments not accounted for under one of these methods are generally accounted for under the cost method of accounting.

Derivative financial instruments – We sometimes use derivative financial instruments to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. We record derivatives at their fair value as either other current assets or liabilities on the consolidated balance sheet. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. We include adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges in earnings. Adjustments to reflect changes in fair values of derivatives that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction occurs and the entire transaction is recognized in earnings. We immediately recognize changes in fair value of the ineffective portion of a hedge in earnings.

We designate interest rate swap agreements as effective hedges of the fair value of debt instruments to which they relate in cases where we swap fixed rates for variable rates, and as effective hedges of the cash flows of forecasted variable interest payments in cases where we swap variable rates for fixed rates. Our forward currency exchange contracts generally qualify as hedges of the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or as hedges of the exposure to rate changes affecting foreign currency denominated assets or liabilities. At December 31, 2006, the fair value of our outstanding interest rate swap agreement was not material, and the fair value of forward currency exchange contracts outstanding, as well as the amounts of gains and losses recorded during the year, were not material.

Stock-based compensation – Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis (see Note 11). Under this method, we recognize compensation cost beginning January 1, 2006 for costs related to 1) all share-based payments (stock options and restricted stock awards) granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions of FAS 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS 123(R).

To account for the tax effects of stock based compensation, FAS 123(R) requires a calculation to establish the beginning pool of excess tax benefits, or the additional paid-in capital (APIC) pool, available to absorb any tax deficiencies recognized after its adoption. Tax deficiencies arise when the actual tax benefit for the tax deduction for share-based compensation at the statutory tax rate is less than the related deferred tax asset recognized in the financial statements. We have elected the alternative transition method for calculating the APIC pool as described in FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Prior to January 1, 2006, we measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of FAS 123. Reported and pro forma earnings per share information for the years ended December 31, 2005 and 2004 are included in Note 11.

Income taxes – We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we include in our consolidated financial statements our best estimate of the tax liability and interest for those exposures where it is probable that an adjustment will be sustained. In 2004, the IRS closed its examination of our tax returns through December 31, 2002. The IRS commenced its examination of our 2003 and 2004 Federal tax returns in 2005. The audit is expected to be completed in the first half of 2007.

Comprehensive income – Comprehensive income consists primarily of net earnings and the after-tax impact of the adjustment to the minimum pension liability. The remaining components include a reclassification adjustment related to the sale of an available-for-sale investment and activities related to hedging and foreign currency translation. We generally record income taxes related to components of other comprehensive income based on a tax rate, including the effects of federal and state taxes, of 36%.

The accumulated balance of $3,561 million of other comprehensive loss at December 31, 2006 included $3,512 million pertaining to our postretirement benefit plans and resulting primarily from the adoption of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (see Note 12). The remainder is composed of accumulated balances pertaining to available-for-sale investments and hedging and foreign currency translation activities.

Recent accounting pronouncements – In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation, which is required to be reported separately as an adjustment to our opening balance of retained earnings in 2007, is currently not expected to have a material impact on our results of operation, financial position or cash flows.

Effective December 31, 2006, we adopted FAS 158, which requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their postretirement benefit plans on the balance sheet, measure the fair value of plan assets and benefit obligations as of the balance sheet date and provide additional disclosures. The effect of adopting the statement on our financial condition at December 31, 2006 has been reflected in these financial statements. FAS 158 did not have an effect on prior years. The statement’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable to us since we already use a measurement date of December 31 for our plans. See Note 12 for additional information regarding the adoption of FAS 158.

Note 2 – Acquisitions and Divestitures

Acquisitions

In 2006 and 2005, we completed acquisitions of the following businesses. There were no significant acquisition activities in 2004.

Year ended December 31, 2006 –

•

Pacific Architects and Engineers, Inc., a provider of services to support military readiness, peacekeeping missions, nation-building activities, and disaster relief services (included in our IT&GS segment);

•	Savi Technology, Inc., a developer of active radio frequency identification solutions (included in our Integrated Systems & Solutions segment);
•	Aspen Systems Corporation, an information management company that delivers a range of business process and technology solutions (included in our IT&GS segment);
•	ISX Corporation, a provider of military decision systems and other information technology solutions (included in our Electronic Systems segment); and
•	HMT Vehicles, a military vehicle design company (included in our Electronic Systems segment).

The aggregate cash paid for the 2006 acquisitions was $1.0 billion. The total amount paid for acquisitions, including amounts paid in 2006 related to acquisitions completed in 2005, was $1.1 billion. Additional payments totaling approximately $106 million are required to be made over the next three years related to these acquisitions, with approximately one-half of that amount payable over the next 12 months. We accounted for the acquisitions under the purchase method of accounting by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. Purchase accounting adjustments in 2006 included recording combined goodwill of $867 million, of which approximately $80 million will be amortized for tax purposes, and $209 million of other intangible assets, primarily relating to the value of contracts we acquired. The other intangible assets are expected to be amortized over a period of seven years. These acquisitions were not material to our consolidated results of operations for the year ended December 31, 2006.

Year ended December 31, 2005 –

•	The SYTEX Group, Inc., a provider of information technology solutions and technical support services (included in our IT&GS segment);
•	STASYS Limited, a U.K.-based technology and consulting firm specializing in network communications and defense interoperability (included in our IS&S segment);
•	INSYS Group Limited, a U.K.-based diversified supplier of military communications systems, weapons systems and advanced analysis services (included in our Electronic Systems segment); and
•	Coherent Technologies, Inc., a supplier of high-performance, laser-based remote sensing systems (included in the Space Systems segment).

The aggregate cash paid for the 2005 acquisitions, as well as for amounts paid in 2005 related to acquisitions completed in prior periods, was $564 million. We also accounted for these acquisitions under the purchase method of accounting by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. Purchase accounting adjustments included recording combined goodwill of $559 million, of which $360 million is being amortized for tax purposes. These acquisitions were not material to our consolidated results of operations for the year ended December 31, 2005.

Divestitures

During 2006, 2005 and 2004, we completed the following transactions:

Businesses

In October 2006, we sold our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS International Launch Services, Inc. (ILS). LKEI was a joint venture we had with Russian government-owned space firms which has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets. One of the joint venture partners, Khrunichev State Research and Production Space Center (Khrunichev), is the manufacturer of the Proton launch vehicle and provider of the related launch services. ILS was a joint venture between LKEI and us to market Atlas and Proton launch services. We have retained the right to market commercial Atlas launch services. In periods prior to the sale of these interests, we consolidated the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest.

Contracts for Proton launch services usually required substantial advances from the customer prior to launch which were included as a liability on our balance sheet in customer advances and amounts in excess of costs incurred. If a contracted launch service was not provided, the related advance would have to be refunded to the customer by LKEI. In the event LKEI did not refund the advance, we would have been responsible for making the payment to certain customers. Under the sale agreement, we will continue to be responsible to refund advances to certain customers if launch services are not provided and ILS does not refund the advance. Due to this continuing involvement with those customers of ILS, many of the risks related to this business have not been transferred and we did not recognize this transaction as a divestiture for financial reporting purposes. We deferred recognition of a net gain of approximately $60 million that otherwise would have been recognized on the sale of our interests in LKEI and ILS, and have continued to include the related assets and liabilities on our balance sheet. We expect to recognize the deferred net gain upon the expiration of our responsibility to refund the advances, which we generally believe will be in 2008 based on the expected Proton launch schedule. Our ability to realize the deferred net gain is dependent upon Khrunichev providing the contracted launch services or, in the event the launch services are not provided, ILS’s ability to refund the advance. Through December 31, 2006, Proton launch services provided through ILS were provided according to contract terms. Our balance sheet at December 31, 2006 included current and noncurrent assets related to LKEI and ILS totaling $265 million, and current and non current liabilities totaling $335 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev for future launches, and the liabilities relate primarily to advances we have received from customers for future launches.

Land

In the second and third quarters of 2006, we sold certain surplus land in California and Florida for combined proceeds of $76 million in cash. The transactions resulted in an aggregate gain, net of state income taxes, of $51 million which we recorded in other income and expenses, and an increase in net earnings of $33 million ($0.08 per share).

Investments

In the second quarter of 2005, Inmarsat completed an initial public offering (IPO) of 150 million of its shares on the London Stock Exchange. The IPO had the effect of diluting our ownership from 14% to 8.9%. Inmarsat used a portion of the proceeds to redeem certain remaining equity-related instruments held by shareholders, including us. As a result, we recognized the $42 million deferred gain that was recorded in 2003 related to this investment. In October 2005, we sold 16 million of our Inmarsat shares for $89 million, further reducing our ownership percentage to 5.3%. These 2005 transactions resulted in gains, net of state income taxes, totaling $126 million in other income and expenses, and an increase in net earnings of $82 million ($0.18 per share). In the first quarter of 2006, we sold 21 million shares in Inmarsat plc (Inmarsat) for $132 million, reducing our ownership from 5.3% to less than 1%. As a result of this transaction, we recorded a gain, net of state income taxes, of $127 million in other income and expenses, which increased our net earnings by $83 million ($0.19 per share).

In the first quarter of 2006, we received proceeds from the sale of the assets of Space Imaging, LLC. The transaction resulted in a gain, net of state income taxes, of $23 million in other income and expenses, and increased net earnings by $15 million ($0.03 per share).

In the fourth quarter of 2005, we completed the sale of our interest in NeuStar, Inc. The transaction resulted in recording a gain, net of state income taxes, of $30 million in other income and expenses, and an increase in net earnings of $19 million ($0.04 per share).

In the first quarter of 2005, we completed the sale of our 25% interest in Intelsat, Ltd. to a private equity firm for $18.75 per share, or $752 million in total proceeds. The transaction resulted in a gain, net of state income taxes, of $47 million in other income and expenses, and an increase in net earnings of $31 million ($0.07 per share).

In November 2004, a private equity firm purchased the outstanding shares of New Skies Satellites, N.V. (New Skies). We sold our shares for $148 million. The transaction resulted in a gain, net of state income taxes, of $91 million in other income and expenses, and an increase in net earnings of $59 million ($0.13 per share).

Other

In 2000, we sold our Aerospace Electronics Systems business. In connection with that sale, we established a transaction-related reserve to address an indemnity provision included in the sale agreement. The risks associated with that indemnity provision expired in 2006 and we reversed into earnings, net of state income taxes, $29 million. This resulted in an increase in net earnings of $19 million ($0.04 per share).

United Launch Alliance

On December 1, 2006, we completed a transaction with The Boeing Company (Boeing) that resulted in the formation of United Launch Alliance, LLC (ULA), a joint venture which combines the production, engineering, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. Under the terms of the joint venture master agreement, Atlas and Delta expendable launch vehicles will continue to be available as alternatives on individual launch missions. The joint venture is a limited liability company in which we and Boeing each own 50%. We are accounting for our investment in ULA under the equity method of accounting. We contributed assets to ULA, and ULA assumed liabilities of our Atlas business in exchange for our 50% ownership interest. The net book value of the assets contributed and liabilities assumed was approximately $200 million at December 1, 2006, the date of closing.

We accounted for the transfer at net book value, with no gain or loss recognized. If our proportionate share of ULA’s net assets exceeds the book value of our investment, we would recognize the difference ratably over the next 10 years in other income and expenses. We currently anticipate that our 50% ownership share of ULA’s net assets will exceed the book value of our investment in ULA, but that amount remains subject to adjustment based on the final working capital and value of other assets which we and Boeing contributed to form ULA. In addition, under our agreement with Boeing, we could be required to make an additional cash contribution to ULA based on changes in the working capital of the business and other assets we contributed. Any additional capital contribution would have the effect of increasing our investment and decreasing the difference between our investment and our share of ULA’s net assets. This would decrease the amount that we would amortize and recognize in other income and expenses in the future. We currently estimate that the amount by which our share of ULA’s net assets will exceed our investment will be between $200 million and $300 million. Both we and Boeing also have agreed to provide approximately $225 million in additional funding to ULA. As of December 31, 2006, we had provided $3 million of additional funding to ULA (see Note 14). The formation of ULA did not have a material impact on our consolidated results of operations or financial position for 2006.

As required by the joint venture master agreement, following closing of the ULA transaction, we and Boeing filed a joint stipulation for dismissal of all claims against each other in the pending civil litigation related to a previous competition for launches under the U.S. Air Force EELV program, and to permanently close the case. On December 13, 2006, the U.S. District Court issued an order of dismissal with prejudice, dismissing all claims and counterclaims in the case (see Note 14).

Note 3 – Earnings Per Share

We compute basic and diluted per share amounts based on net earnings for the periods presented. We use the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Our calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock based on the treasury stock method in the weighted average number of common shares.

Our $1.0 billion of floating rate convertible debentures had a dilutive effect on our earnings per share calculations during 2006. The debentures are convertible by holders into shares of our common stock on a contingent basis per the terms of the indenture agreement. The debentures are not convertible, unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter, or unless certain other events occur. The conversion price was $74.12 per share at December 31, 2006 and is expected to change over time as described in the indenture agreement. We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash and/or common stock. Though we have retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the conversion obligations in excess of the accreted principal amount, and requires that those shares be included in our calculation of weighted average common shares outstanding for diluted earnings per share computations. The number of shares included in the computations for 2006 was not material, and no such shares were included in the computations in 2005 or 2004, as the conversion obligations were not in excess of the accreted principal amount in those periods.

Unless otherwise noted, we present all per share amounts cited in these financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

(In millions, except per share data)	2006	2005	2004

Net earnings for basic and diluted computations	$2,529	$1,825	$1,266

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	428.1	440.3	443.1
Dilutive stock options, restricted stock and convertible securities	8.3	5.4	4.0
Average number of common shares outstanding for diluted computations	436.4	445.7	447.1

Earnings per common share
Basic	$5.91	$4.15	$2.86
Diluted	$5.80	$4.10	$2.83

Note 4 – Receivables

(In millions)	2006	2005

U.S. Government
Amounts billed	$1,671	$1,364
Unbilled costs and accrued profits	2,284	2,858
Less customer advances and progress payments	(579)	(563)
	3,376	3,659

Foreign governments and commercial
Amounts billed	410	471
Unbilled costs and accrued profits	862	477
Less customer advances	(53)	(28)
	1,219	920
	$4,595	$4,579

We expect to bill substantially all of the December 31, 2006 unbilled costs and accrued profits during 2007.

Note 5 – Inventories

(In millions)	2006	2005
Work in process, primarily related to long-term contracts and programs in progress	$3,857	$5,121
Less customer advances and progress payments	(2,704)	(3,527)
	1,153	1,594
Other inventories	504	327
	$1,657	$1,921

Work in process inventories at December 31, 2006 and 2005 included general and administrative costs of $329 million and $298 million, respectively. For the years ended December 31, 2006, 2005 and 2004, general and administrative costs incurred and recorded in inventories totaled $1.9 billion, $1.9 billion and $1.8 billion, respectively, and general and administrative costs charged to cost of sales from inventories totaled $2.0 billion, $1.9 billion and $1.9 billion, respectively.

Note 6 – Property, Plant and Equipment

(In millions)	2006	2005
Land	$121	$112
Buildings	4,258	3,828
Machinery and equipment	5,250	5,384
	9,629	9,324
Less accumulated depreciation and amortization	(5,573)	(5,400)
	$4,056	$3,924

During the year ended December 31, 2006, we wrote off $247 million related to certain plant and equipment that had been fully depreciated or amortized.

Note 7 – Debt

The Corporation’s long-term debt is primarily in the form of publicly issued notes and debentures, as follows:

(In millions)	Interest rate	2006	2005

Notes due 05/15/2006	7.25	$—	$193
Medium Term Notes due 2006-2007	7.70 – 8.66	32	41
Notes due 06/15/2008	7.70	103	103
Notes due 12/01/2009	8.20	241	246
Debentures due 04/15/2013	7.375	150	150
Debentures due 05/01/2016	7.65	600	600
Debentures due 01/15/2023	8.375	3	100
Debentures due 09/15/2023	7.0	200	200
Notes due 06/15/2024	8.375	167	216
Debentures due 06/15/2025	7.625	150	150
Debentures due 05/01/2026	7.75	423	423
Debentures due 12/01/2029	8.5	317	1,250
Convertible Debentures due 08/15/2033	LIBOR –0.25	1,000	1,000
Debentures due 05/01/2036	7.20	300	300
Notes due 09/01/2036	6.15	1,079	—
Discount on Notes due 09/01/2036	N/A	(345)	—
Other	Various	19	14
		4,439	4,986
Less current maturities		34	202
		$4,405	$4,784

In August 2006, we issued $1,079 million of new 6.15% Notes due 2036 (the New Notes). The New Notes were issued in exchange for a portion of our then outstanding debt securities listed in the following table (the Old Notes), and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the Old Notes.

(In millions)	Principal amount exchanged

Old Notes exchanged—
8.50% Debentures due 2029	$933
8.375% Senior Debentures due 2023	97
8.375% Senior Debentures due 2024	49
$1,079

We accounted for the transaction as an exchange of debt under Emerging Issues Task Force (EITF) Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The cash consideration of $343 million, which is included in the statement of cash flows in financing activities, will be amortized over the life of the New Notes as a discount, using the effective interest method, and recorded in interest expense. Accordingly, the New Notes are included on our balance sheet net of the unamortized discount under the caption long-term debt, net. The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and were recorded in other income and expenses. They reduced net earnings by $11 million ($0.03 per share).

We have outstanding $1.0 billion in floating rate convertible debentures due in 2033. The debentures bear interest at a rate equal to three-month LIBOR less 25 basis points, reset quarterly. The interest rate in effect at December 31, 2006 was 5.12%. Interest on the debentures is payable quarterly through August 15, 2008, after which the interest will accrue as part of the value of the debenture and will be payable, along with the principal amount of the debenture, at maturity. The debentures are convertible by holders into shares of our common stock on a contingent basis under the circumstances discussed below and as described in the indenture. The debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during the previous quarter, or unless certain events occur including, among others: we call the debentures for redemption; we distribute to all holders of our common stock certain rights to purchase shares of common stock at less than market value on the trading day immediately preceding the declaration date of the distribution; and the credit rating assigned to the debentures by either Moody’s or Standard & Poor’s is lower than Ba1 or BB+.

The conversion price was $74.12 per share at December 31, 2006, and is expected to change over time as provided for in the indenture agreement. We adjust the conversion price when certain events occur including, but not limited to, the following: the payment of dividends and other distributions on our common stock, payable exclusively in shares of our stock; the issuance to all holders of our common stock of rights that allow them to purchase shares of common stock at less than market price during a specified period; distributions we make consisting exclusively of cash to all holders of our common stock, excluding any quarterly cash dividend that does not exceed $0.12 per share.

We have irrevocably elected and agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to the conversion obligations described above. We have retained the right, however, to elect to satisfy the conversion obligations in excess of the accreted principal amount of the debentures in cash or common stock or a combination of cash and common stock. There is no amount exceeding the accreted principal until the market price of our stock exceeds the conversion price. This occurred for the first time in 2006; accordingly, the debentures had no impact on the calculation of diluted earnings per share prior to 2006 (see Note 3). We also have the right to redeem any or all of the debentures at any time after August 15, 2008.

In 2006, we entered an agreement to swap variable interest rates on our $1.0 billion of convertible debentures with floating rates based on LIBOR for a fixed interest rate through August 15, 2008. We designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the statement of earnings. We determined that the hedging relationship remained effective at December 31, 2006. We adjust the fair value of the interest rate swap agreement at each balance sheet date, with a corresponding adjustment to other comprehensive income. At December 31, 2006, the fair value of the interest rate swap agreement was not material.

The registered holders of $300 million of 40-year debentures issued in 1996 may elect, between March 1 and April 1, 2008, to have their debentures repaid on May 1, 2008.

At December 31, 2006, we had in place a $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility at December 31, 2006. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio.

Our scheduled long-term debt maturities for the five years following December 31, 2006 are: $34 million in 2007, $105 million in 2008; $242 million in 2009; $1 million in 2010; $1 million in 2011; and $4,401 million thereafter. These amounts do not include the $345 million unamortized discount recorded in connection with the debt exchange in 2006.

The estimated fair values of our long-term debt instruments at December 31, 2006, aggregated approximately $5.6 billion, compared with a carrying amount of approximately $4.8 billion, excluding the $345 million unamortized discount. The fair values were estimated based on quoted market prices. Unless otherwise indicated elsewhere in the notes to the financial statements, the carrying values of our other financial instruments approximate their fair values.

Interest payments were $337 million in 2006, $356 million in 2005 and $420 million in 2004.

Note 8 – Income Taxes

Our provision for federal and foreign income taxes consisted of the following components:

(In millions)	2006	2005	2004

Federal income taxes:
Current	$979	$742	$445
Deferred	73	24	(58)
Total federal income taxes	1,052	766	387
Foreign income taxes:
Current	9	25	$11
Deferred	2	—	—
Total foreign income taxes	11	25	11
Total income taxes provided	$1,063	$791	$398

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our sales and cost of sales. As a result, the impact of certain transactions on our operating profit (earnings before interest and taxes) and other matters disclosed in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $113 million for 2006, $92 million for 2005 and $78 million for 2004.

Our reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% to actual income tax expense is as follows:

(In millions)	2006	2005	2004
Income tax expense at the U.S. federal statutory tax rate	$1,257	$916	$582
(Reduction) increase in tax expense from:
Extraterritorial income exclusion (ETI) benefit	(63)	(66)	(40)
Refund claims for additional ETI benefits	(62)	—	—
Tax deductible dividends	(29)	(26)	(21)
U.S. production activity benefit	(21)	(19)	—
Closure of IRS examination	—	—	(144)
Other, net	(19)	(14)	21
Actual income tax expense	$1,063	$791	$398

In 2006, we recorded a tax benefit related to claims filed with the Internal Revenue Service for additional ETI tax benefits for sales in previous years. Recognition of this benefit decreased income tax expense by $62 million ($0.14 per share), and reduced our effective tax rate for 2006 by 1.7%. The reduction in income tax expense of $144 million in 2004 from the closure of an IRS examination primarily resulted from the examination of tax periods through December 31, 2002.

Current income taxes payable of $243 million and $71 million at December 31, 2006 and 2005, respectively, are included in other current liabilities on the consolidated balance sheet.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2006		2005

Deferred tax assets related to:
Contract accounting methods	$643		$594
Accrued compensation and benefits	580		516
Accumulated postretirement benefit obligations	417		497
Pensions	1,362	(a)	213
Foreign company operating losses and credits	42		—
Other	—		71
Gross deferred tax assets	3,044		1,891
Less: valuation allowance	34	(b)	—
Net deferred tax assets	3,010		1,891

Deferred tax liabilities related to:
Purchased intangibles	358		264
Property, plant and equipment	199		211
Other	66		—
Deferred tax liabilities	623		475
Net deferred tax assets	$2,387		$1,416

(a)	The increase in the deferred tax balance related to pensions includes the adoption of FAS 158 (see Note 12).
(b)	A valuation allowance of $34 million has been provided against foreign company deferred tax assets arising from carryforwards of unused tax benefits.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $82 million that have not been distributed by our non-U.S. companies at December 31, 2006. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance. If these earnings were remitted, we estimate that the additional income taxes after foreign tax credits would be about $13 million.

Our federal and foreign income tax payments, net of refunds received, were $859 million in 2006, $599 million in 2005 and $363 million in 2004. Included in these amounts are tax payments and refunds related to our divestiture activities.

Note 9 – Other Income and Expenses, Net

(In millions)	2006	2005	2004

Interest income	$199	$143	$104
Equity in net earnings (losses) of equity investees	130	108	67
Gains on sales of various investment interests	127	203	91
Gain on sales of surplus land	51	—	—
Earnings from expiration of AES transaction indemnification	29	—	—
Gain on sale of Space Imaging’s assets	23	—	—
Debt exchange expenses	(16)	—	—
Charge for early repayment of debt	—	(10)	(154)
Gain on sale of COMSAT General business	—	—	28
Other activities, net	(24)	5	(15)
	$519	$449	$121

See Notes 2 and 7 for a discussion of certain of the transactions included in the table above.

Note 10 – Stockholders’ Equity

At December 31, 2006, our authorized capital was composed of 1.5 billion shares of common stock, 50 million shares of series preferred stock, and 20 million shares of Series A preferred stock. Of the 423 million shares of common stock issued and outstanding, 421 million shares were considered outstanding for balance sheet presentation purposes; the remaining shares were held in trusts we established to pay future benefits to eligible retirees and dependents under certain benefit plans. No preferred stock shares were issued and outstanding at December 31, 2006.

In October 2002, we announced a share repurchase program for the repurchase of up to 23 million shares of our common stock from time-to-time. Under the program, we have discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. Since the program’s inception, our board of directors has authorized an additional 85 million shares for repurchase under the program. We repurchased 27.6 million shares under the program in 2006 for $2.1 billion, 19.7 million shares under the program in 2005 for $1.2 billion and 14.7 million shares in 2004 for $772 million. From the inception of the program through December 31, 2006, a total of 73.7 million shares have been repurchased under the program for $4.6 billion. As of December 31, 2006, there were a total of 34.3 million shares that may be repurchased in the future under the program.

Note 11 – Stock-Based Compensation

Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. During the year ended December 31, 2006, we recorded non-cash compensation cost related to stock options and restricted stock totaling $111 million, which is included in our statement of earnings in cost of sales. The net impact to earnings for the year was $70 million ($0.16 per share). Compensation cost related to restricted stock in prior periods was not material. The above amounts approximate the incremental impact of adopting FAS 123(R) as compared to the application of the original provisions of FAS 123.

Stock-Based Compensations Plans

We had two stock-based compensation plans in place at December 31, 2006: the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we have the right to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation.

Under the Award Plan, the exercise price of options to purchase common stock may not be less than 100% of the market value of our stock on the date of grant. No award of stock options may become fully vested prior to the second anniversary of the grant, and no portion of a stock option grant may become vested in less than one year (except for 1.5 million stock options that are specifically exempted from vesting restrictions). The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control or layoff. The Award Plan does not impose any minimum vesting periods on other types of awards. The maximum term of a stock option or any other award is 10 years.

We generally recognize compensation cost for stock options ratably over the three-year vesting period for active, non-retirement eligible employees and over the initial one-year vesting period for active, retirement eligible employees. We have continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted after the date of adoption of FAS 123(R). We record RSAs and RSUs issued under the Award Plan based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the vesting period. Employees who earn RSAs receive the restricted shares and the related cash dividends. They may vote their shares, but may not sell or transfer shares prior to vesting. The RSAs generally vest over three to five years from the grant date. Employees who are granted RSUs also receive dividend-equivalent cash payments; however, the shares are not issued until the RSUs vest, generally three years from the date of the award. Otherwise, the accounting treatment for RSUs is similar to the accounting for RSAs.

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

Our stockholders have approved the Award Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At December 31, 2006, we had 42 million shares reserved for issuance under our stock option and award plans, of which 17 million remained available for grant under the plans. We issue new shares upon the exercise of stock options or vesting of RSUs.

2006 Activity

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2006:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2005	34,138	$47.64
Granted	3,847	67.83
Exercised	(13,594)	46.13
Terminated	(201)	53.95
Outstanding at December 31, 2006	24,190	51.65	6.3	$977.9
Vested and unvested expected to vest at December 31, 2006	24,019	51.56	6.3	973.1
Exercisable at December 31, 2006	14,074	45.88	5.0	650.1

Stock options granted vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2006 was $17.64. In addition, the aggregate fair value of all the stock options that vested during the year was $103 million, while the aggregate intrinsic value of all of the stock options that were exercised was $389 million.

We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. We estimate volatility based on the historical volatility of our stock price over the past five years. We base the average expected life on the contractual term of the stock option, historical trends in employee exercise activity and post-vesting employment termination trends. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures at the date of grant based on historical experience. Prior to adopting FAS 123(R), we recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under FAS 123. The impact of forfeitures is not material.

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Risk-free interest rate	4.50%	3.70%	3.19%
Dividend yield	1.80%	1.73%	1.50%
Volatility factors	0.260	0.259	0.365
Expected option life	5 years	5 years	5 years

RSU and RSA Activity

The following table summarizes activity related to nonvested RSUs and RSAs during the year ended December 31, 2006:

	Number of RSUs / RSAs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2005	577	$46.04
Granted	1,328	68.48
Vested	(59)	52.84
Terminated	(59)	55.61
Nonvested at December 31, 2006	1,787	62.27

Summary of 2006 Activity

As of December 31, 2006, we had $118 million of unrecognized compensation cost related to nonvested stock options, RSUs and RSAs. We expect that cost to be recognized over a weighted-average period of 1.7 years. We received cash from the exercise of stock options totaling $627 million for the year ended December 31, 2006. In addition, we realized a $136 million tax benefit from the exercise of stock options during 2006. Consistent with FAS 123(R), we classified $129 million of this benefit as a financing cash inflow in the statement of cash flows, and the balance was classified as cash from operations. We realized $69 million and $34 million of tax benefits from stock options exercised during the years ended December 31, 2005 and 2004 and presented those tax benefits as cash from operations in their entirety.

2005 and 2004 Reported and Pro Forma Results

Reported and pro forma earnings per share information for the years ended December 31, 2005 and 2004 are as follows. The disclosures for 2005 include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense related to retirement eligible employees with outstanding and unvested stock option awards. This adjustment reflects the service period as one year rather than the original vesting period, since our stock option award agreements allow employees to retain all stock option awards held through the initial one year vesting date prior to retirement and to continue vesting in the award as if their employment had continued.

The weighted average common shares outstanding for both the basic and fully diluted calculations are the same as those used to compute earnings per share (see Note 3).

(In millions, except per share data)	2005	2004
Net earnings
As reported	$1,825	$1,266
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense	(56)	(48)
Inception-to-date adjustment	(33)	—
Pro forma net earnings	$1,736	$1,218

Earnings per basic share
As reported	$4.15	$2.86
Fair value-based, pro forma compensation expense	(0.12)	(0.11)
Inception-to-date adjustment	(0.08)	—
Pro forma	$3.95	$2.75

Earnings per diluted share
As reported	$4.10	$2.83
Fair value-based, pro forma compensation expense	(0.12)	(0.11)
Inception-to-date adjustment	(0.08)	—
Pro forma	$3.90	$2.72

Note 12 – Postretirement Benefit Plans

Defined contribution plans – We maintain a number of defined contribution plans with 401(k) features that cover substantially all of our employees. Under the provisions of our 401(k) plans, our employees’ eligible contributions are matched by our established rates. Our matching obligations were $303 million in 2006, $273 million in 2005 and $259 million in 2004, the majority of which were funded in our common stock.

Our Salaried Savings Plan is a defined contribution plan with a 401(k) feature that includes an ESOP. The ESOP purchased 34.8 million shares of our common stock in 1989 with the proceeds from a $500 million note issue which we guaranteed. The final payment on our debt was made in May 2004. Our match in years prior to 2005 was partially fulfilled with stock released from the ESOP at 2.2 million shares per year. We recognized $56 million in compensation costs in 2004 related to the ESOP shares. Since 2005, the entire match to the Salaried Savings Plan has been fulfilled through purchases of common stock from participant account balance reallocations or through newly issued shares. At December 31, 2006, the Salaried Savings Plan held 63.3 million issued and outstanding shares of our common stock, all of which were allocated to participant accounts.

Certain plans for hourly employees include a non-leveraged ESOP. In one such plan, the match is made, generally at the election of the participant, in either our common stock or cash which is invested at the participant’s direction in one of the plan’s other investment options. Contributions to these plans were made through small amounts of newly issued shares by us or cash contributed to the ESOP trust which was used by the trustee, if so elected, to purchase common stock from participant account balance reallocations or in the open market for allocation to participant accounts. This ESOP trust held 2.4 million issued and outstanding shares of our common stock at December 31, 2006, all of which were allocated to participant accounts.

Defined benefit pension plans and retiree medical and life insurance plans – Most of our employees hired on or before December 31, 2005 are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. Non-union represented employees hired after January 1, 2006 do not participate in our defined benefit pension plans, but are eligible to participate in a new defined contribution plan in addition to our other retirement savings plans. Those employees have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation. We have made contributions to trusts established to pay future benefits to eligible retirees and dependents (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans). We use December 31 as the measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for each of the years presented were based on assumptions in effect at the end of the respective preceding year.

In December 2006, we adopted the recognition and disclosure provisions of FAS 158, which required us to recognize assets for all of our overfunded postretirement benefit plans and liabilities for our underfunded plans at December 31, 2006, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) of the plan. The adjustment to stockholders’ equity represents the net unrecognized actuarial losses and prior service costs which were previously netted against the plan’s funded status on our balance sheet in accordance with FAS 87. The adjustment also includes the elimination of the minimum pension liability and intangible asset related to our defined benefit pension plans that had been recorded prior to its adoption.

The unrecognized amounts recorded in accumulated other comprehensive loss will be subsequently recognized as net periodic pension cost consistent with our historical accounting policy for amortizing those amounts. Actuarial gains and losses that arise in future periods and are not recognized as net periodic pension cost in those periods will be recognized as increases or decreases in other comprehensive income, net of tax, in the period they arise. Actuarial gains and losses recognized in other comprehensive income are adjusted as they are subsequently recognized as a component of net periodic pension cost.

The incremental impact of adopting the provisions of FAS 158 on our balance sheet at December 31, 2006 is presented in the following table. The adoption of FAS 158 had no effect on our statements of earnings or cash flows for the year ended December 31, 2006, or for any prior period presented, and will not affect our operating results in future periods.

	Before adoption of FAS 158	Adjustments	After adoption of FAS 158
(In millions)	December 31, 2006

Prepaid pension asset	$1,360	$(1,125)	$235
Long-term deferred income taxes	(167)	1,654	1,487
Other assets	2,726	(292)	2,434
Accrued pension liabilities	(273)	(2,752)	(3,025)
Other postretirement benefit liabilities	(1,057)	(439)	(1,496)
Other liabilities	(2,753)	(115)	(2,868)
Accumulated other comprehensive loss	(492)	(3,069)	(3,561)
Stockholders’ equity	9,953	(3,069)	6,884

Included in accumulated other comprehensive loss at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $394 million ($252 million net of tax) and unrecognized actuarial losses $5.0 billion ($3.2 billion net of tax). Though primarily relating to our qualified defined benefit pension plans and retiree medical and life insurance plans, the amount for unrecognized actuarial losses includes $316 million related to certain of our nonqualified and foreign benefit plans. The amount of unrecognized prior service cost related to those plans was not material. The prior service cost and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 is $66 million ($42 million net of tax) and $214 million ($137 million net of tax), respectively. The amount of unrecognized actuarial losses expected to be recognized in net periodic pension cost related to our nonqualified and foreign benefit plans is $24 million. The amount attributable to unrecognized prior service cost related to those plans was not material. No plan assets are expected to be returned to us during the fiscal year-ended December 31, 2007.

The following provides a reconciliation of benefit obligations, plan assets and funded status related to our qualified defined benefit pension plans and retiree medical and life insurance plans:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
(In millions)	2006	2005	2006	2005
Change in benefit obligations
Benefit obligations at beginning of year	$28,421	$27,015	$3,516	$3,827
Service cost	896	852	57	59
Interest cost	1,557	1,535	191	208
Benefits paid	(1,372)	(1,331)	(371)	(369)
Actuarial (gains) losses	(1,034)	234	(166)	(61)
Amendments	127	116	8	(252)
Divestitures	(70)	—	(4)	—
Participants’ contributions	—	—	113	104
Benefit obligations at end of year	$28,525	$28,421	$3,344	$3,516

Change in plan assets
Fair value of plan assets at beginning of year	$23,432	$22,139	$1,521	$1,480
Actual return on plan assets	3,043	1,570	226	125
Benefits paid	(1,372)	(1,331)	(371)	(369)
Our contributions	693	1,054	364	181
Divestitures	(61)	—	(5)	—
Participants’ contributions	—	—	113	104
Fair value of plan assets at end of year	$25,735	$23,432	$1,848	$1,521
Unfunded status of the plans	$(2,790)	$(4,989)	$(1,496)	$(1,995)
Unrecognized net actuarial losses	4,129	6,616	572	882
Unrecognized prior service cost	529	492	(133)	(164)
Net amount recognized	$1,868	$2,119	$(1,057)	$(1,277)

Amounts recognized in the balance sheet
Prepaid pension asset	$235	$1,360	$—	$—
Accrued postretirement benefit liabilities	(3,025)	(2,097)	(1,496)	(1,277)
Intangible asset	—	476	—	—
Accumulated other comprehensive loss related to minimum pension liability	—	2,380	—	—
Accumulated other comprehensive loss related to:
Unrecognized net actuarial losses	4,129	—	572	—
Unrecognized prior service cost	529	—	(133)	—
Net amount recognized	$1,868	$2,119	$(1,057)	$(1,277)

The projected benefit obligations (PBO) for our more significant defined benefit pension plans exceeded the fair value of the plans’ assets at December 31, 2006 and 2005, as reflected in the table above.

At December 31, 2006, prior to our adoption of FAS 158, our balance sheet included pretax additional minimum pension liabilities of $448 million related to certain of our defined benefit pension plans. At December 31, 2005, the total amount was $2.4 billion. These liabilities were calculated on a plan-by-plan basis, and were required if the accumulated benefit obligation (ABO) of the plan exceeded the fair value of the plan assets and the plan’s accrued pension liabilities. All previously recorded minimum pension liabilities were eliminated upon adoption of FAS 158. The ABO for all defined benefit pension plans was approximately $25 billion at December 31, 2006 and 2005.

For defined benefit pension plans in which the ABO was in excess of the fair value of the plans’ assets, the PBO, ABO and fair value of the plans’ assets were as follows:

(In millions)	2006	2005
Projected benefit obligation	$3,983	$17,969
Accumulated benefit obligation	3,912	15,852
Fair value of plan assets	3,639	13,755

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components:

(In millions)	2006	2005	2004
Defined benefit pension plans
Service cost	$896	$852	$743
Interest cost	1,557	1,535	1,497
Expected return on plan assets	(1,930)	(1,740)	(1,698)
Recognized net actuarial losses	335	392	264
Amortization of prior service cost	80	85	78
Total net pension expense	$938	$1,124	$884
Retiree medical and life insurance plans
Service cost	$57	$59	$49
Interest cost	191	208	225
Expected return on plan assets	(121)	(112)	(88)
Recognized net actuarial losses	46	49	60
Amortization of prior service cost	(23)	14	8
Total net postretirement expense	$150	$218	$254

The actuarial assumptions used to determine the benefit obligations at December 31, 2006 and 2005 related to our defined benefit pension and postretirement benefit plans, as appropriate, are as follows:

	Benefit Obligation Assumptions
	2006	2005
Discount rates	5.875%	5.625%
Rates of increase in future compensation levels	5.000	5.000

The increase in the discount rate from December 31, 2005 to December 31, 2006 resulted in a decrease in the projected benefit obligations of the Corporation’s defined benefit pension plans at December 31, 2006 of approximately $930 million.

The actuarial assumptions used to determine the net expense related to our defined benefit pension and postretirement benefit plans for the years ended December 31, 2006, 2005 and 2004, as appropriate, are as follows:

	Pension and Postretirement Cost Assumptions
	2006	2005	2004
Discount rates	5.625%	5.75%	6.25%
Expected long-term rates of return on assets	8.50	8.50	8.50
Rates of increase in future compensation levels	5.00	5.50	5.50

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

The medical trend rates used in measuring the postretirement benefit obligation were 11.0% in 2006 and 10.2% in 2005, and were assumed to ultimately decrease to 5.0% by the year 2013. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the postretirement benefit obligation of 5% and (4)%, respectively, at December 31, 2006, and a change in the 2006 postretirement service cost plus interest cost of 5% and (4)%, respectively. The medical trend rate for 2007 is 11.0%.

The asset allocations of our plans at December 31, 2006 and 2005, by asset category, were as follows:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2006	2005	2006	2005
Asset category:
Equity securities	63%	61%	63%	66%
Debt securities	31	34	35	33
Other	6	5	2	1
	100%	100%	100%	100%

Lockheed Martin Investment Management Company (LMIMCO), our wholly-owned subsidiary, has the fiduciary responsibility for making investment decisions related to the assets of our defined benefit pension plans and retiree medical and life insurance plans. LMIMCO’s investment objectives for the assets of the defined benefit pension plans are to minimize the net present value of expected funding contributions and to meet or exceed the rate of return assumed for plan funding purposes over the long term. The investment objective for the assets of the retiree medical and life insurance plans is to meet or exceed the rate of return assumed for the plans for funding purposes over the long term. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives.

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

LMIMCO’s investment policies require that asset allocations of defined benefit pension plans be maintained within the following ranges:

Investment Groups	Asset Allocation Ranges
U.S. equity securities	30 – 60%
Non-U.S. equity securities	10 – 30%
Debt securities	20 – 40%
Cash	0 – 15%
Other	0 – 40%

At December 31, 2006, policies for the plans target an asset mix of 65% in total equity securities and 35% in debt and other securities.

Investment policies for all plans limit the use of alternative investments and derivatives. Investment in each alternative asset class or structure (e.g., real estate, private equity, hedge funds and commodities) is limited to 10% of plan assets. Investments in derivatives are subject to additional limitations and constraints.

Equity securities purchased by external investment managers and included in the assets of the defined benefit pension plans included our issued and outstanding common stock in the amounts of $7 million (less than 0.10% of total plan assets) and $11 million (less than 0.05% of total plan assets) at December 31, 2006 and 2005, respectively. Equity securities included in the assets of the retiree medical and life insurance plans included less than $1 million (less than 0.10% of total plan assets) of our issued and outstanding common stock at both December 31, 2006 and 2005.

We generally refer to U.S. Government Cost Accounting Standards (CAS) and Internal Revenue Code rules in determining funding requirements for our pension plans. In 2006, we made a discretionary prepayment of $594 million to the defined benefit pension plans’ trust and $130 million to our retiree medical plans which will reduce our cash funding requirements for 2007 and 2008. In 2007, we expect to make no contributions to the defined benefit pension plans and expect to contribute $175 million to the retiree medical and life insurance plans, after giving consideration to the 2006 prepayments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2007	$1,440	$260
2008	1,490	260
2009	1,540	270
2010	1,600	270
2011	1,660	270
Years 2012 – 2016	9,530	1,260

As noted previously, we also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2006 were $641 million. The expense associated with these plans totaled $59 million in 2006, $58 million in 2005 and $61 million in 2004. We also sponsor a small number of foreign benefit plans. The liabilities and expenses associated with these plans are not material to our results of operations, financial position or cash flows.

Note 13 – Leases

Our total rental expense under operating leases was $310 million, $324 million and $318 million for 2006, 2005 and 2004, respectively.

Future minimum lease commitments at December 31, 2006 for all operating leases that have a remaining term of more than one year were $1.1 billion ($288 million in 2007, $254 million in 2008, $211 million in 2009, $153 million in 2010, $118 million in 2011 and $121 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 14 – Legal Proceedings, Commitments and Contingencies

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items, all of which have been previously reported:

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

On August 28, 2003, the Department of Justice (the DoJ) filed complaints in partial intervention in two lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al v. Lockheed Martin Corporation, et al, and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DoJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing, and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. We dispute the allegations and are defending against them.

Nine lawsuits were filed against us as a result of an incident in July 2003 at our aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven employees and the wounding of eight others. Six of the lawsuits were filed in the U.S. District Court for the Southern District of Mississippi, and three lawsuits were filed in the Circuit Court of Lauderdale County, Mississippi. The lawsuits allege various torts, including wrongful death, intentional infliction of injury, negligent supervision, intentional infliction of emotional distress and, in the case of the federal actions, racial or gender discrimination. The claims of all deceased and wounded employees have been settled or dismissed. Five cases remain pending in the District Court, each of which alleges race or gender discrimination, or wrongful termination. We have filed or plan to file motions for summary judgment in all of these cases. All trials are set to begin in the second quarter of 2007.

On June 10, 2003, we filed a civil complaint in the United States District Court for the Middle District of Florida in Orlando against Boeing and various individuals alleging that the defendants acquired and used our proprietary information during the competition for awards under the U.S. Air Force’s Evolved Expendable Launch Vehicle (EELV) programs and others in violation of Federal and state laws. On August 9, 2004, Boeing filed a six-count counterclaim. The counterclaim alleges tortious interference with business and contract, unfair and deceptive trade practices under Florida law, and false advertising under the Lanham Act, based on our disclosure to the U.S. Air Force and the government of Boeing’s possession and use of our documents in the EELV and other competitions. In connection with the closing of the United Launch Alliance transaction (see Note 2), we and Boeing filed a joint motion, which the District Court approved, to dismiss all claims and counterclaims related to the matter.

In 1995, Space Systems Loral filed a lawsuit in the U.S. District Court for the Northern District of California alleging that our series A2100, 3000, 4000, 5000 and 7000 satellites infringe a patent relating to a method and apparatus to minimize attitude changes resulting from satellite thruster operations. We do not believe that our satellites infringe the patent. On November 1, 2006, the case was dismissed, pursuant to a settlement agreement, with no liability to Lockheed Martin.

On October 19, 2005, Space Exploration Technologies Corporation (SpaceX) filed a complaint in the U.S. District Court for the Central District of California in Los Angeles alleging that we and Boeing violated Federal and California antitrust and other statutes by attempting and conspiring to eliminate competition in, and by monopolizing and attempting to monopolize, the government EELV launch vehicle market, including through the proposed formation of the ULA joint venture. SpaceX seeks monetary damages and to enjoin creation of the ULA joint venture. We and Boeing moved to dismiss. On February 17, 2006, the District Court dismissed the first amended complaint. Space X then filed a second amended complaint. On May 12, 2006, the District Court dismissed with prejudice SpaceX’s second amended complaint for lack of jurisdiction, finding that SpaceX failed to allege a case or controversy because its inability to compete in the EELV market arises from SpaceX’s inability to offer a qualified launch vehicle and not from any actions by the defendants. SpaceX has appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit.

As described in the “Environmental Matters” discussion below, we are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental matters and remediation obligations.

We have been in litigation with certain residents of Redlands, California since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. On July 11, 2006, the California Court of Appeals dismissed the plaintiffs’ punitive damages claim. Proceedings in the trial court are currently stayed, but are expected to resume in 2007.

Environmental matters – We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. At December 31, 2006 and December 31, 2005, the aggregate amount of liabilities recorded relative to environmental matters was $475 million and $464 million, respectively. Environmental cleanup activities usually span several years, which makes estimating liabilities more judgmental due to, for example, changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these factors in estimates of the timing and amount of any future costs that may be required for remediation actions. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. We have recorded assets totaling $386 million and $353 million at December 31, 2006 and December 31, 2005, respectively, for the portion of environmental costs that are probable of future recovery in the pricing of our products and services for U.S. Government businesses.

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

We also are conducting remediation activities under various consent decrees and orders relating to soil or groundwater contamination at certain sites of former operations, including sites in Burbank and Glendale, California and Great Neck, New York. Under the Burbank and Glendale orders, we are obligated to construct and fund the operations of soil and groundwater treatment facilities through 2018 and 2012, respectively, among other things. Responsibility for the long-term operation of the Burbank and Glendale facilities has been assumed by those localities. In addition, under an agreement related to the Burbank and Glendale remediation activities, the U.S. Government reimburses us in an amount equal to 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of credit and other matters – We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.4 billion at December 31, 2006. Letters of credit and surety bonds are available for draw down in the event of our nonperformance.

Under the agreement to sell LKEI and ILS (see Note 2), we will continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. The amount we could be required to pay is expected to increase over time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, and will be reduced by the occurrence of those launches. At December 31, 2006, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $344 million. That amount may be partially mitigated by approximately $70 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur. Our balance sheet at December 31, 2006 included current and noncurrent assets relating to LKEI and ILS totaling $265 million, and current and noncurrent liabilities totaling $335 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact resulting from our inability to realize the assets we have recorded related to LKEI and ILS would be partially mitigated by our not recognizing the $60 million deferred net gain on the transaction.

In connection with the formation of ULA (see Note 2), both we and Boeing have each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case, to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA. At December 31, 2006, we had made $3 million in payments under our capital contribution commitment, and no amounts had been drawn on the revolving credit agreement. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations and that it will not be necessary to make payments under the cross-indemnities.

Note 15 – Information on Business Segments

We operate in five business segments: Aeronautics, Electronic Systems, Space Systems, Information Technology & Global Services (IT&GS) and Integrated Systems & Solutions (IS&S). The name of our IT&GS segment, formerly known as Information & Technology Services, was changed to better reflect the segment’s capabilities and service offerings following the growth experienced by our information technology and business process services businesses and through recent acquisitions. The business segments have been organized based on the nature of the products and services they offer. In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), earnings and losses from equity investments, interest income, costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 11, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. For financial data other than “Operating profit” where amounts are reconciled to consolidated totals, all activities other than those pertaining to the principle business segments are included in “Corporate activities.”

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under GAAP in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in our business segment results. CAS is a major factor in determining our pension funding requirements, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules.

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

Following is a brief description of the activities of the principal business segments:

•

Aeronautics – Engaged in the design, research and development, systems integration, production, sustainment, support and upgrade of advanced military aircraft, air vehicles and related technologies. Its customers include various government agencies and the military services of the United States and allied countries around the world. Major products and programs include design, development and production of the F-35 Joint Strike Fighter; the F-22 air dominance and multi-mission combat aircraft; the F-16 multi-role fighter; the C-130J tactical transport aircraft; the C-5 strategic airlifter modernization; and support for the F-117 stealth fighter, P-3 maritime patrol aircraft, S-3 multi-mission aircraft and U-2 high-altitude reconnaissance aircraft. We also produce major components for the F-2 fighter for Japan and are a co-developer of the T-50 advanced jet trainer for South Korea. Our Skunk Works™ advanced development organization is focused on next generation innovative systems solutions using rapid prototyping and advanced technologies.

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

•

Space Systems – Engaged in the design, research, development, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. The Satellite product line includes both government and commercial satellites. Strategic & Defensive Missile Systems includes missile defense technologies and systems and fleet ballistic missiles. Space Transportation Systems includes the next generation human space flight system known as the Orion crew exploration vehicle and Ares launch system, as well as the Space Shuttle’s external tank and commercial launch services using the Atlas V launch vehicle. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities and expendable launch services for the U.S. Government.

•

Information Technology & Global Services – Engaged in a wide array of information technology (IT), IT-related, and other technology services to federal agencies and other customers. Major product lines include: IT integration and management; enterprise solutions; application development and maintenance; business processing management; consulting on strategic programs for the U.S. Department of Defense (DoD) and civil government agencies; logistics, mission operations and sustaining engineering for military, homeland security, National Aeronautics and Space Administration (NASA) and civilian systems; mission readiness, peacemaking and nation building services for DoD, Department of State, allied governments and international agencies; and research, development, engineering and science in support of nuclear weapons stewardship and naval reactor programs.

•

Integrated Systems & Solutions – Engaged in the design, research, development, integration and management of net-centric solutions supporting the command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) activities of the DoD, intelligence agencies, other federal agencies and allied countries. IS&S provides technology, full life-cycle support and highly specialized talent in the areas of software and systems engineering, including expertise in complex solution areas centered around space, air and ground systems. IS&S serves as our focal point for customers with joint and net-centric operations requiring overarching architectures, horizontal systems integration, software development, and inter-connected capabilities for the gathering, processing, storage and delivery of on-demand information for mission management, modeling and simulation, and large-scale systems integration, and is working to apply our capabilities to the corresponding needs of a broader base of customers such as health care information users. IS&S operates the Center for Innovation, a state-of-the-art facility for modeling and simulation. IS&S also manages Savi Technology, Inc., a wholly owned subsidiary acquired during 2006 that provides radio frequency identification (RFID) solutions.

Selected Financial Data by Business Segment

(In millions)	2006	2005	2004
Net sales
Aeronautics	$11,401	$11,672	$11,785
Electronic Systems	11,304	10,580	9,729
Space Systems	7,923	6,820	6,359
Information Technology & Global Services	4,605	4,010	3,802
Integrated Systems & Solutions	4,387	4,131	3,851
	$39,620	$37,213	$35,526

Operating profit (a)
Aeronautics	$1,170	$994	$899
Electronic Systems	1,297	1,113	969
Space Systems	746	609	489
Information Technology & Global Services	430	351	285
Integrated Systems & Solutions	405	365	334
Total business segments	4,048	3,432	2,976
Net unallocated Corporate expense (b)	(95)	(446)	(887)
	$3,953	$2,986	$2,089

Intersegment revenue
Aeronautics	$114	$99	$77
Electronic Systems	726	655	607
Space Systems	140	179	217
Information Technology & Global Services	894	914	765
Integrated Systems & Solutions	631	632	580
	$2,505	$2,479	$2,246

Depreciation and amortization of plant and equipment
Aeronautics	$147	$130	$105
Electronic Systems	195	182	162
Space Systems	132	134	134
Information Technology & Global Services	14	14	40
Integrated Systems & Solutions	53	44	28
Total business segments	541	504	469
Corporate activities	59	51	42
	$600	$555	$511

Selected Financial Data by Business Segment (continued)

(In millions)	2006	2005	2004
Amortization of purchased intangibles
Aeronautics	$50	$50	$50
Electronic Systems	51	48	47
Space Systems	9	8	8
Information Technology & Global Services	24	18	14
Integrated Systems & Solutions	18	15	14
Total business segments	152	139	133
Corporate activities	12	11	12
	$164	$150	$145

Expenditures for property, plant and equipment
Aeronautics	$215	$190	$187
Electronic Systems	341	333	248
Space Systems	226	192	161
Information Technology & Global Services	17	31	44
Integrated Systems & Solutions	56	74	60
Total business segments	855	820	700
Corporate activities	38	45	69
	$893	$865	$769

Assets (c)
Aeronautics	$2,529	$2,503	$2,579
Electronic Systems	9,172	9,345	8,853
Space Systems	2,913	3,110	3,018
Information Technology & Global Services	4,158	2,885	2,170
Integrated Systems & Solutions	2,550	2,147	2,138
Total business segments	21,322	19,990	18,758
Corporate activities (d)	6,909	7,754	6,796
	$28,231	$27,744	$25,554

Goodwill
Aeronautics	$—	$—	$—
Electronic Systems	5,188	5,196	5,128
Space Systems	456	509	453
Information Technology & Global Services	2,009	1,389	994
Integrated Systems & Solutions	1,597	1,353	1,317
	$9,250	$8,447	$7,892

Customer advances and amounts in excess of costs incurred
Aeronautics	$1,798	$1,488	$1,526
Electronic Systems	1,476	1,549	1,221
Space Systems	394	1,128	1,167
Information Technology & Global Services	93	81	13
Integrated Systems & Solutions	95	85	101
	$3,856	$4,331	$4,028

Selected Financial Data by Business Segment (continued)

(a)	Operating profit included equity in net earnings (losses) of equity investees as follows:

(In millions)	2006	2005	2004
Electronic Systems	$3	$4	$5
Space Systems	78	72	71
Information Technology & Global Services	49	35	16
Total business segments	130	111	92
Corporate activities	—	(3)	(25)
	$130	$108	$67

(b)	Net unallocated Corporate expense includes the following:

(In millions)	2006	2005	2004
FAS/CAS pension adjustment	$(275)	$(626)	$(595)
Items not considered in segment operating performance	214	173	(215)
Stock-based compensation	(111)	—	—
Other	77	7	(77)
	$(95)	$(446)	$(887)

For information regarding the items not considered in management’s evaluation of segment operating performance, see Notes 2, 7, 8 and 9 to the consolidated financial statements.

(c)	We have no significant long-lived assets located in foreign countries.

(d)	Assets primarily include cash, investments, deferred income taxes and the prepaid pension asset.

Net Sales by Customer Category

(In millions)	2006	2005	2004
U.S. Government
Aeronautics	$8,911	$8,883	$7,876
Electronic Systems	8,651	8,504	7,909
Space Systems	7,185	6,409	5,180
Information Technology & Global Services	4,237	3,816	3,589
Integrated Systems & Solutions	4,269	4,016	3,742
	$33,253	$31,628	$28,296

Foreign governments (a) (b)
Aeronautics	$2,477	$2,770	$3,896
Electronic Systems	2,384	1,917	1,731
Space Systems	11	—	4
Information Technology & Global Services	118	90	94
Integrated Systems & Solutions	55	60	29
	$5,045	$4,837	$5,754

Commercial and Other(b)
Aeronautics	$13	$19	$13
Electronic Systems	269	159	89
Space Systems	727	411	1,175
Information Technology & Global Services	250	104	119
Integrated Systems & Solutions	63	55	80
	$1,322	$748	$1,476
	$39,620	$37,213	$35,526

(a)	Sales made to foreign governments through the U.S. Government, or “foreign military sales,” are included in the foreign governments category.
(b)	International sales, including export sales reflected in the foreign governments and commercial categories, were $5.6 billion, $5.1 billion and $6.0 billion in 2006, 2005 and 2004, respectively.

Note 16 – Summary of Quarterly Information (Unaudited)

	2006 Quarters
(In millions, except per share data)	First (b)	Second (c)	Third (d)	Fourth (e)
Net sales	$9,214	$9,961	$9,605	$10,840
Operating profit	971	943	905	1,134
Net earnings	591	580	629	729
Basic earnings per share	1.36	1.35	1.48	1.72
Diluted earnings per share (a)	1.34	1.34	1.46	1.68

	2005 Quarters
(In millions, except per share data)	First(f)	Second(g)	Third	Fourth(h)
Net sales	$8,488	$9,295	$9,201	$10,229
Operating profit	630	764	706	886
Net earnings	369	461	427	568
Basic earnings per share	0.84	1.03	0.97	1.31
Diluted earnings per share	0.83	1.02	0.96	1.29

(a)	The sum of the quarterly earnings per share amounts do not equal the diluted earnings per share amount included on statement of earnings, primarily due to the dilutive effects of our convertible debentures (see Note 3) and the timing of share repurchases during 2006.
(b)	Net earnings for the first quarter of 2006 included a gain related to the sale of 21 million of our Inmarsat shares which increased net earnings by $83 million ($0.19 per share) and a gain related to the sale of our interest in Space Imaging which increased net earnings by $15 million ($0.03 per share).
(c)	Net earnings for the second quarter of 2006 included a gain related to the sale of certain surplus land which increased net earnings by $13 million ($0.03 per share).
(d)	Net earnings for the third quarter of 2006 included a gain related to the sale of certain surplus land which increased net earnings by $20 million ($0.05 per share), expenses associated with the debt exchange which decreased net earnings by $11 million ($0.03 per share), and a tax benefit related to claims filed for additional ETI tax benefits for sales in previous years which increased net earnings by $62 million ($0.14 per share).
(e)	Net earnings for the fourth quarter of 2006 included earnings from the reversal of transaction-related reserves recorded in connection with our sale of the Aerospace Electronics Systems business which increased net earnings by $19 million ($0.04 per share).
(f)	Net earnings for the first quarter of 2005 included a gain related to the sale of our 25% interest in Intelsat, Ltd. which increased net earnings by $31 million ($0.07 per share) and a charge related to impairment in the value of a single telecommunications satellite operated by one of our wholly-owned subsidiaries which reduced net earnings by $19 million ($0.04 per share).
(g)	Net earnings for the second quarter of 2005 included recognition of a deferred gain related to the June 2005 initial public offering of shares of Inmarsat which increased net earnings by $27 million ($0.06 per share).
(h)	Net earnings for the fourth quarter of 2005 included a gain related to the sale of Inmarsat shares in a private transaction which increased net earnings by $55 million ($0.13 per share) and a gain related to the sale of our interest in NeuStar which increased net earnings by $19 million ($0.04 per share).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Controls and Procedures” on page 55 of this Form 10-K.

ITEM 9B. OTHER	INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 was reported on a Form 8-K during that period.

In lieu of filing a separate Form 8-K to report the information described below, we have elected to include the following information in this Form 10-K as permitted by SEC rules.

On February 22, 2007, the Board of Directors amended Section 1.04 of the Corporation’s Bylaws to permit electronic delivery of proxy materials. A copy of the Bylaws, as amended and restated effective February 22, 2007, is filed as Exhibit 3.2 to this report.

On February 23, 2007, we entered into a Professional Services Agreement with Michael F. Camardo, who previously served as Executive Vice President, Information Technology & Global Services. A copy of the Professional Services Agreement is filed as Exhibit 10.33 to this report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2007 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Corporate Governance – Stockholder Nominees” and “Committees of the Board of Directors – Audit Committee” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

We have had a written code of ethics in place since our formation in 1995. Our Code of Ethics and Business Conduct applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to members of our Board of Directors. A copy of our Code of Ethics and Business Conduct is available on our investor relations website: www.lockheedmartin.com/investor. Printed copies of our Code of Ethics and Business Conduct may be obtained, without charge, by contacting Investor Relations, Lockheed Martin Corporation, 6801 Rockledge Drive, Bethesda, Maryland 20817. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item  402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Directors’ Compensation” in the 2007 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in our 2007 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is included under the heading “Securities Owned by Directors, Nominees and Named Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” in the 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                     INDEPENDENCE

The information required by Item 404 and 407(a) of Regulation S-K concerning certain relationships and related transactions is included under the caption “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Transactions of Directors, Executive Officers and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors – Fees Paid to Independent Auditors” in the 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements filed as part of the Form 10-K.

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:

The report of our independent registered public accounting firm with respect to internal control over financial reporting and their report on the above-referenced financial statements appear on pages 57 through 58 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

(2) List of Financial Statement Schedules filed as part of this Form 10-K.

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

(3) Exhibits

3.1	Charter of Lockheed Martin Corporation (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2006).

3.2	Bylaws of Lockheed Martin Corporation as amended and restated effective February 22, 2007.

4.1	Indenture dated May 16, 1996, between the Corporation, Lockheed Martin Tactical Systems, Inc., and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4 to Lockheed Martin Corporation’s Form 8-K filed with the SEC on May 20, 1996).

4.2	Indenture dated as of August 13, 2003, between Lockheed Martin Corporation and The Bank of New York, as Trustee, for the $1,000,000,000 aggregate principal amount outstanding of Floating Rate Convertible Senior Debentures due August 13, 2033 (incorporated by reference to Exhibit 4.4 to Lockheed Martin Corporation’s Registration Statement on Form S-3 (No. 333-108333) filed with the SEC on August 28, 2003).

4.3	First Supplemental Indenture between Lockheed Martin Corporation and The Bank of New York, as Trustee, dated December 6, 2004, for the $1,000,000,000 aggregate principal amount outstanding of Floating Rate Convertible Senior Debentures due August 13, 2033 (incorporated by reference to Exhibit 99 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2004).

4.4	Indenture dated as of August 30, 2006 for 6.15% Notes due 2036 (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 27, 2006).

See also Exhibits 3.1 and 3.2.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan as amended and restated effective October 27, 2006 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.3	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Martin Marietta Corporation Postretirement Death Benefit Plan for Senior Executives, as amended January 1, 1995 (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995), and as further amended September 26, 1996 (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.5	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.6	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.7	Lockheed Martin Supplementary Pension Plan for Employees of Transferred GE Operations, effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8	Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended (incorporated by reference to Exhibit 10(v) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10	Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11	Deferred Compensation Plan for Directors of Lockheed Corporation, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2005).

10.12	Lockheed Corporation Directors’ Deferred Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.13	Trust Agreement, dated December 22, 1994, between Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.14	Lockheed Martin Corporation Directors Charitable Award Plan (incorporated by reference to Exhibit 10.19 to the Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2006).

10.15	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10(dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.16	Lockheed Martin Corporation Postretirement Death Benefit Plan for Elected Officers, as amended December 7, 2006.

10.17	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.18	Resolutions of Board of Directors of Lockheed Martin Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans (incorporated by reference to Exhibit 10(ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.19	Lockheed Martin Corporation Directors Equity Plan, as amended and restated effective January 1, 2007. (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.20	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.21	Lockheed Martin Corporation Management Incentive Compensation Plan (incorporated by reference to Appendix A to Lockheed Martin Corporation’s 2006 Annual Proxy Statement, filed March 22, 2006).

10.22	COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference to Exhibit 10.24 to the Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

10.23	Amendment to Lockheed Martin Corporation Nonqualified Retirement Plans (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Deferred Management Incentive Compensation Plan of Lockheed and its subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.25	Lockheed Martin Corporation 2003 Incentive Performance Award Plan, as amended (incorporated by reference to the Corporation’s 2005 Annual Proxy Statement filed with the SEC on Schedule 14A on March 18, 2005).

10.26	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.27	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.29	Lockheed Martin Supplemental Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.30	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2007-2009 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan.

10.31	Executive Retention Agreement, between Lockheed Martin Corporation Aeronautics Company and Ralph D. Heath, dated June 23, 2003 (incorporated by reference to Exhibit 99 of Lockheed Martin Corporation’s Current Report on Form 8-K dated January 17, 2005).

10.32	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, LLC (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.33	Professional Services Agreement, between Lockheed Martin Corporation and Michael F. Camardo, dated February 23, 2007.

10.34	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, effective January 1, 2007.

10.35	Long-Term Performance Award Amendment effective January 1, 2005 (applicable to the 2002-2004, 2004-2006 and 2005-2007 performance periods) (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.36	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2004-2006 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.37	Form of Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2006-2008 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.4 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

12	Computation of ratio of earnings to fixed charges for the year ended December 31, 2006.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Robert J. Stevens.

31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik.

*	Exhibits 10.1 through 10.25, 10.27 through 10.31 and 10.33 through 10.37 constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this
Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

/s/ Martin T. Stanislav*

MARTIN T. STANISLAV

Vice President and Controller

(Chief Accounting Officer)

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Stevens* ROBERT J. STEVENS	Chairman, President, Chief Executive Officer and Director	February 26, 2007
/s/ Christopher E. Kubasik CHRISTOPHER E. KUBASIK	Executive Vice President and Chief Financial Officer	February 26, 2007
/s/ E.C. “Pete” Aldridge, Jr.* E.C. “PETE” ALDRIDGE, JR.	Director	February 26, 2007
/s/ Nolan D. Archibald* NOLAN D. ARCHIBALD	Director	February 26, 2007
/s/ Marcus C. Bennett* MARCUS C. BENNETT	Director	February 26, 2007
/s/ James O. Ellis, Jr.* JAMES O. ELLIS, JR.	Director	February 26, 2007
/s/ Gwendolyn S. King* GWENDOLYN S. KING	Director	February 26, 2007
/s/ James M. Loy* JAMES M. LOY	Director	February 26, 2007
/s/ Douglas H. McCorkindale* DOUGLAS H. MCCORKINDALE	Director	February 26, 2007
/s/ Eugene F. Murphy* EUGENE F. MURPHY	Director	February 26, 2007
/s/ Joseph W. Ralston* JOSEPH W. RALSTON	Director	February 26, 2007
/s/ Frank Savage* FRANK SAVAGE	Director	February 26, 2007
/s/ James M. Schneider* JAMES M. SCHNEIDER	Director	February 26, 2007
/s/ Anne Stevens* ANNE STEVENS	Director	February 26, 2007
/s/ James R. Ukropina* JAMES R. UKROPINA	Director	February 26, 2007
/s/ Douglas C. Yearley* DOUGLAS C. YEARLEY	Director	February 26, 2007

*By: /s/ James B. Comey (JAMES B. COMEY, Attorney-in-fact**)		February 26, 2007

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.