Form 10-Q
period 2007-03-31
LOCKHEED MARTIN CORP
filed 2007-04-26
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2007
Common stock, $1 par value	419,624,420

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

		Page No.
Part II. Other Information (continued)

Item 5.	Other Information	37

Item 6.	Exhibits	42

Signatures		43

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended March 31,
	2007	2006
	(In millions, except per share data)
Net sales
Products	$7,803	$7,944
Services	1,472	1,270

	9,275	9,214

Cost of Sales
Products	6,993	7,202
Services	1,306	1,102
Unallocated Corporate costs	66	150

	8,365	8,454

	910	760
Other income and expenses, net	112	211

Operating profit	1,022	971
Interest expense	93	94

Earnings before income taxes	929	877
Income tax expense	239	286

Net earnings	$690	$591

Earnings per common share
Basic	$1.64	$1.36

Diluted	$1.60	$1.34

Cash dividends declared per common share	$0.35	$0.30

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
	March 31, 2007	December 31, 2006
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$2,778	$1,912
Short-term investments	296	381
Receivables	4,902	4,595
Inventories	1,375	1,657
Deferred income taxes	964	900
Other current assets	545	719

Total current assets	10,860	10,164

Property, plant and equipment, net	3,991	4,056
Goodwill	9,353	9,250
Purchased intangibles, net	574	605
Prepaid pension asset	240	235
Deferred income taxes	1,473	1,487
Other assets	2,362	2,434

	$28,853	$28,231

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,099	$2,221
Customer advances and amounts in excess of costs incurred	4,056	3,856
Salaries, benefits and payroll taxes	1,513	1,584
Current maturities of long-term debt	17	34
Other current liabilities	2,235	1,858

Total current liabilities	9,920	9,553

Long-term debt, net	4,405	4,405
Accrued pension liabilities	3,201	3,025
Other postretirement benefit liabilities	1,519	1,496
Other liabilities	2,780	2,868

Stockholders’ equity:
Common stock, $1 par value per share	417	421
Additional paid-in capital	330	755
Retained earnings	9,842	9,269
Accumulated other comprehensive loss	(3,561)	(3,561)

Total stockholders’ equity	7,028	6,884

	$28,853	$28,231

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(In millions)
Operating Activities:
Net earnings	$690	$591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	141	135
Amortization of purchased intangibles	44	39
Changes in operating assets and liabilities:
Receivables	(281)	(217)
Inventories	285	5
Accounts payable	(131)	(12)
Customer advances and amounts in excess of costs incurred	195	95
Other	539	549

Net cash provided by operating activities	1,482	1,185

Investing Activities:
Expenditures for property, plant and equipment	(84)	(98)
Sale (purchase) of short-term investments, net	85	(28)
Acquisition of businesses	(95)	(153)
Divestitures of investments in affiliates	—	156
Other	79	6

Net cash used for investing activities	(15)	(117)

Financing Activities:
Issuances of common stock and related amounts	149	391
Repurchases of common stock	(733)	(883)
Common stock dividends	—	(132)
Repayments of long-term debt	(17)	(6)

Net cash used for financing activities	(601)	(630)

Net increase in cash and cash equivalents	866	438
Cash and cash equivalents at beginning of period	1,912	2,244

Cash and cash equivalents at end of period	$2,778	$2,682

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2007

NOTE 1 – BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2006 Form 10-K filed with the Securities and Exchange Commission (SEC), except we adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, as disclosed in Note 4.

The financial statements and tables included herein are labeled based on the calendar quarter-end for each period presented. It is our practice to close our books and records on the Sunday prior to the calendar quarter-end to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal years end on December 31.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year. We have reclassified certain amounts presented for prior periods to conform to the 2007 presentation and organization of our business segments.

NOTE 2 – EARNINGS PER SHARE

We compute basic and diluted per share amounts based on net earnings for the periods presented. We use the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Our calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock units based on the treasury stock method in the weighted average number of common shares.

We have $1.0 billion of floating rate convertible debentures issued and outstanding which also can potentially have a dilutive effect on our earnings per share calculations. The debentures are convertible by holders into shares of our common stock on a contingent basis per the terms of the indenture agreement. The debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter, or unless certain other events occur. The conversion price was $74.12 per share at March 31, 2007 and is expected to change over time as described in the indenture agreement. The price of our common stock exceeded 130% of the conversion price for the specified period of time during the first quarter of 2007, and therefore holders of the debentures may elect to convert them during the second quarter of 2007.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash and/or common stock. Though we have retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the conversion obligations in excess of the accreted principal amount, and requires that those shares be included in our calculation of weighted average common shares outstanding for diluted earnings per share computations. The number of shares included in the computations in the first quarters of 2007 and 2006 was not material.

Unless otherwise noted, we present all per share amounts cited in these financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2007	2006
	(In millions, except per share data)

Net earnings for basic and diluted computations	$690	$591

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	421.4	436.0
Dilutive stock options, restricted stock and convertible securities	10.7	5.3

Average number of common shares outstanding for diluted computations	432.1	441.3

Earnings per common share
Basic	$1.64	$1.36

Diluted	$1.60	$1.34

NOTE 3 – INVENTORIES

	March 31, 2007	December 31, 2006
	(In millions)

Work in process, primarily related to long-term contracts and programs in progress	$3,911	$3,857
Less customer advances and progress payments	(2,962)	(2,704)

	949	1,153
Other inventories	426	504

	$1,375	$1,657

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – INCOME TAXES

We adopted FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation was a $31 million noncash increase to our opening balance of retained earnings in 2007.

The liability for unrecognized tax benefits related to permanent and temporary tax adjustments, exclusive of interest, was $138 million at March 31, 2007 and $266 million at January 1, 2007, after the adjustment to the beginning balance of retained earnings noted above. The decrease of $128 million since the date of adoption related primarily to: (i) an $82 million decrease in the liability for settlements arising from the closure in the first quarter of 2007 of an Internal Revenue Service (IRS) examination of Federal income tax returns for the years ended December 31, 2003 and 2004; and (ii) a $51 million decrease in the liability arising from the recognition of tax benefits from the closure of the same examinations, as well as claims we filed with the IRS for additional extraterritorial income (ETI) tax benefits, for years prior to 2005.

The closure of the examinations in the first quarter included resolution of uncertain tax positions associated with the 2003 and 2004 audit years and the ETI refund claim. As a result, we recognized additional tax benefits and reduced our first quarter 2007 income tax expense by $59 million ($0.14 per share), including related interest.

At March 31, 2007, the amount of unrecognized tax benefits for permanent tax adjustments that, if recognized, would affect the effective tax rate was $104 million. We do not expect a significant increase or decrease in unrecognized tax benefits over the next 12 months.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements. The amount of net interest recognized during the quarters ended March 31, 2007 and 2006, as well as the amount of interest accrued at March 31, 2007, was not material. No penalties were recorded in those periods.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2000. As noted above, the IRS has completed examinations of our U.S. Federal income tax returns through December 31, 2004 and examinations of all claims associated with additional extraterritorial income tax benefits for years prior to 2005.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components:

	Three Months Ended March 31,
	2007	2006
	(In millions)
Defined benefit pension plans
Service cost	$216	$224
Interest cost	408	389
Expected return on plan assets	(517)	(482)
Amortization of prior service cost	22	20
Recognized net actuarial losses	42	83

Total net pension expense	$171	$234

Retiree medical and life insurance plans
Service cost	$13	$14
Interest cost	47	49
Expected return on plan assets	(36)	(30)
Amortization of prior service cost	(6)	(6)
Recognized net actuarial losses	5	11

Total net postretirement expense	$23	$38

In 2006, we made discretionary prepayments totaling $594 million to our defined benefit pension plans’ trust and $130 million to our retiree medical plans. These prepayments will reduce our cash funding requirements for 2007 and 2008. In 2007, we do not expect that there will be any required contributions to the defined benefit plans’ pension trust and expect to make required contributions of $160 million to $170 million for retiree medical and life insurance plans, after giving consideration to the 2006 prepayments. There were no contributions in the first quarter of 2007.

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items which, except for the February 22, 2007 item, have been previously reported:

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On February 22, 2007, we received a subpoena issued by a grand jury in the United States District Court for the District of Columbia. The subpoena requests documents related to our participation in a competition conducted in 2004-2005 by the National Archives and Records Administration for a contract to provide Electronic Document System (eDOCS) Support Services. We are cooperating with the investigation.

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

Nine lawsuits were filed against us as a result of an incident in July 2003 at our aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven employees and the wounding of eight others. We have resolved all of the claims filed on behalf of the deceased and wounded employees. The District Court has entered judgment for us on all state tort claims, a sex discrimination claim, and a wrongful termination claim. The remaining three cases pending before the U.S. District Court for the Southern District of Mississippi allege race discrimination and a hostile work environment. Trials in those cases are currently scheduled to begin in July 2007.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On October 19, 2005, Space Exploration Technologies Corporation (SpaceX) filed a complaint in the U.S. District Court for the Central District of California in Los Angeles alleging that we and Boeing violated Federal and California antitrust and other statutes by attempting and conspiring to eliminate competition in, and by monopolizing and attempting to monopolize, the government Evolved Expendable Launch Vehicle (EELV) launch vehicle market, including through the proposed formation of the United Launch Alliance (ULA) joint venture. SpaceX sought monetary damages and to enjoin creation of the ULA joint venture. We and Boeing moved to dismiss. On February 17, 2006, the District Court dismissed the first amended complaint. SpaceX then filed a second amended complaint. On May 12, 2006, the District Court dismissed with prejudice SpaceX’s second amended complaint for lack of jurisdiction, finding that SpaceX failed to allege a case or controversy because its inability to compete in the EELV market arises from SpaceX’s inability to offer a qualified launch vehicle and not from any actions by the defendants. SpaceX has appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit.

As described in the “Environmental Matters” discussion below, we are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental matters and remediation obligations.

We have been in litigation with certain residents of Redlands, California since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. On July 11, 2006, the California Court of Appeals dismissed the plaintiffs’ punitive damages claim. Proceedings in the trial court are expected to resume in 2007.

Environmental matters – We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. At March 31, 2007 and December 31, 2006, the aggregate amount of liabilities recorded relative to environmental matters was $475 million. Environmental cleanup activities usually span several years, which makes estimating liabilities more judgmental due to, for example, changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these factors in estimates of the timing and amount of any future costs that may be required for remediation actions. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. We have recorded assets totaling $386 million at March 31, 2007 and December 31, 2006 for the portion of environmental costs that are probable of future recovery in the pricing of our products and services for U.S. Government businesses.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Letters of credit and other matters – We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.5 billion at March 31, 2007. Letters of credit and surety bonds are available for draw down in the event we do not perform.

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006, we continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. The amount we could be required to pay is expected to increase over time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, but is reduced by the occurrence of those

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

launches. At March 31, 2007, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $344 million. That amount may be partially mitigated by approximately $70 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur. Subsequent to our quarter end, a successful launch of one of the guaranteed launches occurred, thereby reducing the total amount that could be payable under the guarantees to $293 million and the amount of cash we retained to $66 million.

Our balance sheet at March 31, 2007 included current and noncurrent assets relating to LKEI and ILS totaling $265 million, and current and noncurrent liabilities totaling $335 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact resulting from our inability to realize the assets related to LKEI and ILS would be partially mitigated by our not recognizing the $60 million deferred net gain on the transaction.

In December 2006, we completed the formation of ULA with The Boeing Company. The net book value of the assets we contributed and liabilities ULA assumed was approximately $200 million at December 1, 2006, the date of closing. We accounted for the transfer at net book value, with no gain or loss recognized. If our proportionate share of ULA’s net assets exceeds the book value of our investment, we would recognize the difference ratably over the next 10 years in other income and expenses.

We currently anticipate that our 50% ownership share of ULA’s net assets will exceed the book value of our investment in ULA, but that amount remains subject to adjustment based on the determination of the final working capital and value of other assets which we and Boeing contributed to form ULA. In addition, under our agreement with Boeing, we could be required to make an additional cash contribution to ULA based on changes in the working capital of the business and other assets we contributed. Any additional capital contribution would have the effect of increasing our investment and decreasing the difference between our investment and our share of ULA’s net assets. This would decrease the amount that we would amortize and recognize in other income and expenses in the future. We previously estimated that the amount by which our share of ULA’s net assets will exceed our investment will be between $200 million and $300 million, but the final amount remains to be determined.

ULA did not have a material impact on our results of operations, financial position or cash flows during the first quarter of 2007. ULA, Boeing and we are still in the process of evaluating member contributions and the impact of conforming accounting policies, both of which could impact our results of operations in future periods.

In connection with the formation, both we and Boeing each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case, to the extent necessary for ULA to meet its working capital needs. We agreed to provide this support for at least five years, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing have put into place a revolving credit agreement with ULA. At March 31, 2007, we had made $3 million in payments under our capital contribution commitment, and no amounts had been drawn on the revolving credit agreement. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain of its launch service contracts. We believe ULA will be able to fully perform its obligations and that it will not be necessary to make payments under the cross-indemnities.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7 – INFORMATION ON BUSINESS SEGMENTS

In February 2007, we announced a realignment of our operations to enhance support for critical customer missions and increase our integration of resources. The realignment included the combination of our Information Technology & Global Services (IT&GS) and Integrated Systems & Solutions (IS&S) business segments into a new business segment named Information Systems & Global Services (IS&GS). In addition, the following changes were made as part of this realignment:

•	Transportation and Security Solutions, which was previously reported in Electronic Systems, is now part of IS&GS;

•

Our contract to manage the Sandia National Laboratories and our ownership in the joint venture that manages the Atomic Weapons Establishment in the United Kingdom, which had been part of IT&GS, is now reported in Electronic Systems; and

•	The Aircraft & Logistics Centers, which had been part of IT&GS, is now part of Aeronautics.

Also, our Advanced Concepts organization, including the Center for Innovation, which had been managed by IS&S, is now managed by our Chief Technology Officer. All prior year segment amounts in this Form 10-Q have been reclassified to conform to the current year presentation and segment organization. The realignment had no impact on our consolidated results of operations, financial position or cash flows.

We now operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS and Space Systems. We organize our business segments based on the nature of the products and services offered.

In the following table relative to the caption “Operating profit,” total operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate income, net” includes the FAS/CAS pension adjustment (see discussion below), interest income, costs for certain stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in the business segment results. CAS is a major factor in determining pension funding requirements, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules.

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

Selected Financial Data by Business Segment	Three Months Ended March 31,
	2007	2006
	(In millions)

Net sales
Aeronautics	$2,821	$2,823
Electronic Systems	2,515	2,453
Information Systems & Global Services	2,145	1,969
Space Systems	1,794	1,969

	$9,275	$9,214

Operating profit
Aeronautics	$299	$250
Electronic Systems	319	308
Information Systems & Global Services	199	180
Space Systems	186	193

Total business segments	1,003	931
Unallocated Corporate income, net	19	40

	$1,022	$971

Intersegment revenue
Aeronautics	$36	$41
Electronic Systems	124	135
Information Systems & Global Services	263	282
Space Systems	34	34

	$457	$492

	March 31, 2007	December 31, 2006
	(In millions)
Assets
Aeronautics	$2,894	$3,140
Electronic Systems	8,134	8,217
Information Systems & Global Services	7,313	7,054
Space Systems	2,941	2,913

Total business segments	21,282	21,324
Corporate activities (1)	7,571	6,907

	$28,853	$28,231

(1)	Assets primarily include cash, investments, deferred income taxes and the prepaid pension asset.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 8 – OTHER

Matters Included in Earnings

In the first quarter of 2007, we sold certain surplus land in California for $36 million in cash. The transaction resulted in a gain, net of state income taxes, of $25 million which we recorded in other income and expenses, and an increase in net earnings of $16 million ($0.04 per share).

In 2004, we recorded a charge associated with certain litigation related to a waste remediation contract with the Department of Energy. In the first quarter of 2007, we reversed into earnings, net of state income taxes, $21 million of legal reserves in connection with the settlement of that litigation. This settlement increased net earnings by $14 million ($0.03 per share).

In the first quarter of 2006, we sold 21 million of our shares of Inmarsat plc for $132 million. The transaction resulted in the recording of a gain, net of state income taxes, of $127 million in other income and expenses, and an increase in net earnings of $83 million ($0.19 per share).

Also in the first quarter of 2006, we received proceeds from the sale of the assets of Space Imaging, LLC. The transaction resulted in a gain, net of state income taxes, of $23 million and increased our net earnings by $15 million ($0.03 per share).

Long-term Debt

In the first quarter of 2007, the price of our common stock exceeded 130% of the $74.12 conversion price of our $1.0 billion of floating rate convertible debentures for a specified period of time, and therefore holders of the debentures may elect to convert them during the quarter ending June 30, 2007 (see Note 2). The right to convert the debentures based on our stock price is re-evaluated each quarter. We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash or common stock. We have continued to classify the debentures as long-term based on our ability and intent to maintain the debt outstanding for at least one year. Our ability to do so is demonstrated by our $1.5 billion revolving credit facility which expires in July 2010. There were no borrowings outstanding under the facility on March 31, 2007.

Dividends

During the first quarter of 2007, we declared our first quarter dividend totaling $148 million ($0.35 per share), which was recorded as a current liability and a reduction of retained earnings. This dividend was paid early in the second quarter. Shareholders received dividends of $132 million ($0.30 per share), in the first quarter of 2006.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(In millions)

Net earnings	$690	$591

Other comprehensive loss:
Reclassification adjustment related to available-for-sale investments	—	(79)
Other	—	(3)

	—	(82)

Comprehensive income	$690	$509

The reclassification adjustment represents the reclassification of the unrealized gain recorded in accumulated other comprehensive income related to our investment in Inmarsat, since we realized a gain on the sale of Inmarsat shares in the first quarter of 2006.

Other

We received net federal and foreign income tax refunds of $20 million in the first quarter of 2007. Federal and foreign income tax payments, net of refunds received, were not material for the three months ended March 31, 2006. Our total interest payments were $55 million and $22 million for the three months ended March 31, 2007 and 2006.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of March 31, 2007, and the related condensed consolidated statements of earnings for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 21, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Baltimore, Maryland

April 24, 2007

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2007

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

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services (IS&GS) and Space Systems. As a lead systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft, spacecraft and commercial launch services.

The following discussion should be read along with our 2006 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated sales and operating profit for the quarters ended March 31, 2007 and 2006. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Most of our services sales are generated in our Information Systems & Global Services segment.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Net sales for the first quarter of 2007 were $9.3 billion, a 1% increase over the first quarter 2006 sales of $9.2 billion. Sales remained relatively unchanged or increased during the quarter ended March 31, 2007 from the comparable 2006 period in every business segment except Space, which experienced a decrease as anticipated due to the completion of the United Launch Alliance (ULA) joint venture and the divestiture of the International Launch Services (ILS) business in the fourth quarter of 2006.

Other income and expenses, net was $112 million for the first quarter of 2007 compared to $211 million recorded in the comparable 2006 period. The decrease was primarily due to gains of $127 million and $23 million recognized in 2006 associated with the sale of Inmarsat stock and the sale of the assets of Space Imaging LLC, compared to a $25 million gain from a land sale which was recognized in 2007.

Operating profit (earnings before interest and taxes) for the first quarter of 2007 was $1,022 million, an increase of 5% from the $971 million recorded in the comparable 2006 period. Operating profit increased during the quarter ended March 31, 2007 from the comparable 2006 period in every business segment except Space.

Interest expense for the first quarter ended March 31, 2007 was $93 million, about the same as the comparable period in 2006.

Our effective income tax rates for the quarters ended March 31, 2007 and 2006 were 25.7% and 32.6%. For both periods, the effective tax rates were lower than the 35% statutory rate due to tax deductions for U.S. manufacturing activities and dividends related to our employee stock ownership plan. For the first quarter of 2006, the effective tax rate was reduced by tax benefits related to export sales.

The effective tax rate in 2007 also was impacted by the closure in the first quarter of an Internal Revenue Service (IRS) examination of the 2003 and 2004 tax years, as well as by refund claims we filed for additional extraterritorial income (ETI) tax benefits for years prior to 2005 (see Note 4). We reduced our first quarter 2007 income tax expense by $59 million ($0.14 per share) for the additional tax benefits we could recognize in accordance with the Financial Accounting Standards Board’s Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which we adopted effective January 1, 2007. The recognition of these tax benefits decreased the effective tax rate for the first quarter of 2007 by 6.4%.

Net earnings for the first quarter of 2007 were $690 million ($1.60 per share) compared to $591 million ($1.34 per share) reported in the first quarter of 2006.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

DISCUSSION OF BUSINESS SEGMENTS

In February 2007, we announced a realignment of our operations to enhance support for critical customer missions and increase our integration of resources. The realignment included the combination of our Information Technology & Global Services and Integrated Systems & Solutions business segments into a new business segment named Information Systems & Global Services (IS&GS), which operates three lines of business: Information Systems, Global Services and Mission Solutions. In addition, certain other changes were made as part of this realignment (see Note 7) which had the following impact on the lines of business within the business segments:

•	Within Aeronautics, Aircraft & Logistics Centers are included in the Other Aeronautics Programs line of business;

•

Within Electronic Systems, our contract to manage the Sandia National Laboratories and our interest in the Atomic Weapons Establishment joint venture are included in the Platform, Training & Energy (PT&E) line of business, formerly the Platform, Training & Transportation Solutions line of business; and

•	Within IS&GS, the majority of Transportation and Security Solutions’ operations are reported in the Mission Solutions line of business, with the remainder in the Information Systems line of business.

The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 7. In addition, Part II, Item 5 – Other Information in this Form 10-Q includes other financial information for the years ended December 31, 2006 and 2005, as well as the quarterly periods in 2006, which has been reclassified to reflect the realignment of the business segments.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended March 31,
	2007	2006
	(In millions)

Net sales	$2,821	$2,823
Operating profit	299	250

Net sales for Aeronautics remained unchanged for the quarter ended March 31, 2007 from the 2006 period. Declines in Air Mobility and Combat Aircraft offset increased sales in Other Aeronautics Programs. The decline in Air Mobility was mainly due to lower volume on the C-5 and other air mobility programs. The decrease in Combat Aircraft was mainly due to lower volume on F-22 and F-117 programs, which more than offset increased F-35 volume. The increase in Other Aeronautics Programs was mainly due to higher volume in logistics services activities.

Segment operating profit increased by 20% for the quarter ended March 31, 2007 from the 2006 period. Operating profit increased in both Combat Aircraft and Air Mobility due to improved performance on F-22 and F-16 programs and on C-130 sustainment activities in 2007.

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended March 31,
	2007	2006
	(In millions)

Net sales	$2,515	$2,453
Operating profit	319	308

Net sales for Electronic Systems increased by 3% for the quarter ended March 31, 2007 from the 2006 period. The increase was primarily due to higher volume in platform integration activities at Platform, Training & Energy (PT&E) and surface systems activities at Maritime Systems & Sensors (MS2). These increases more than offset declines in air defense programs at Missiles & Fire Control (M&FC).

Operating profit for Electronic Systems increased by 4% for the quarter ended March 31, 2007 compared to the 2006 period. The increase was primarily attributable to higher

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

volume and improved performance in platform integration activities at PT&E and undersea and surface systems activities at MS2. These increases more than offset lower operating profit in air defense programs at M&FC.

Information Systems & Global Services

Information Systems & Global Services’ operating results included the following:

	Three Months Ended March 31,
	2007	2006
	(In millions)

Net sales	$2,145	$1,969
Operating profit	199	180

Net sales for IS&GS increased by 9% for the quarter ended March 31, 2007 from the 2006 period. Sales increased in all three of the segment’s lines of business. The increase in Information Systems was due to organic growth and the acquisitions of Management Systems Designers in 2007 and Aspen Systems Corporation in 2006. The increase in Global Services was due to the acquisitions of Pacific Architects and Engineers Inc. and Savi Technology Inc. in 2006.

Operating profit for IS&GS increased by 11% for the quarter ended March 31, 2007 compared to the 2006 period. The increase was primarily due to improved performance in both Mission Solutions and Information Systems.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended March 31,
	2007	2006
	(In millions)

Net sales	$1,794	$1,969
Operating profit	186	193

Net sales for Space Systems decreased by 9% for the quarter ended March 31, 2007 from the 2006 period. The sales decline was expected given the formation of the ULA joint venture and the divestiture of the ILS business in the fourth quarter of 2006. We no longer record sales on Atlas launch vehicles and related support to the U.S. Government, as ULA is accounted for under the equity method of accounting. This sales decline in

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Space Transportation was partially offset by increases in Strategic & Defensive Missile Systems (S&DMS) and Satellites. S&DMS sales increased due to higher volume in strategic missile programs. At Satellites, higher volume in government satellite activities more than offset declines in commercial satellite activities. There were no commercial satellite deliveries in the first quarter of 2007 compared to one delivery during the comparable 2006 period.

Segment operating profit decreased by 4% for the quarter ended March 31, 2007 compared to the 2006 period. Operating profit declines in Space Transportation were partially offset by increases in Satellites and S&DMS activities. In Space Transportation, the decline in operating profit was mainly due to benefits recognized in 2006 from risk reduction activities including the definitization of the EELV Launch Capabilities contract and other performance improvements on the Atlas program. In Satellites, the increase was mainly due to higher volume and improved performance on government satellite activities. The S&DMS growth was primarily driven by higher volume and improved performance on strategic missile programs.

Unallocated Corporate Income (Expense), net

The following table shows the components of unallocated Corporate income (expense), net. For a discussion of the FAS/CAS pension adjustment and other types of items included in unallocated Corporate income (expense), net, see Note 7 to the financial statements in this Form 10-Q.

	Three Months Ended March 31,
	2007	2006
	(In millions)

FAS/CAS pension adjustment	$(14)	$(68)
Stock compensation expense	(49)	(30)
Items not considered in segment operating performance	46	150
Other, net	36	(12)

	$19	$40

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended March 31,
	2007	2006
	(In millions)

FAS 87 expense	$(171)	$(234)
Less: CAS costs	(157)	(166)

FAS/CAS pension adjustment – expense	$(14)	$(68)

Decreases in the FAS 87 expense and CAS cost amounts in 2007 compared to 2006 are consistent with our expectations based on the assumptions we used in computing these amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2006 Form 10-K under the caption “Critical Accounting Policies.”

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach promulgated by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as other Corporate activities such as charges recorded related to the early repayment of debt, are not considered by management in evaluating the operating performance of business segments. Therefore, for purposes of segment reporting, the following items were included in unallocated Corporate income (expense), net for the quarters ended March 31, 2007 and 2006:

First Quarter 2007 –

•	A gain, net of state income taxes, of $25 million related to the sale of certain surplus land in California; and

•

Earnings, net of state income taxes, of $21 million from the reversal of legal reserves following the settlement of certain litigation related to a waste remediation contract with the Department of Energy.

On a net basis, these items increased our net earnings by $30 million ($0.07 per share) during the quarter ended March 31, 2007. The first quarter of 2007 also was favorably affected by the closure of certain IRS examinations disclosed previously (see Note 4) which resulted in a reduction in our first quarter 2007 income tax expense of $59 million ($0.14 per share). On a combined basis, these items increased first quarter 2007 earnings by $89 million ($0.21 per share).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

First Quarter 2006 –

•	A gain, net of state income taxes, of $127 million related to the sale of 21 million of our shares of Inmarsat; and

•	A gain, net of state income taxes, of $23 million, related to the sale of the assets of Space Imaging, LLC.

On a net basis, these items increased our net earnings by $98 million ($0.22 per share) during the quarter ended March 31, 2006.

The increase in “Other, net” was attributable to fluctuations in income and expenses across various Corporate activities.

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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2007 was $1,482 million, $297 million higher than the same period in 2006. Our earnings, adjusted for non-cash items such as depreciation and amortization and working capital improvements, were the driving force behind the 2007 cash flows. We continue to focus on increasing profit margins and managing working capital accounts to maximize cash flow.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $84 million in the first quarter of 2007 and $98 million in the first quarter of 2006. We expect our annual capital expenditures over the next three years to exceed 2006 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our financial targets, help build a balanced portfolio and provide disciplined growth. We paid $95 million in the first quarter of 2007 and $153 million in the first quarter of 2006 related to acquisition activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

We had no divestiture activities in the first quarter of 2007. We received proceeds of $156 million in the first quarter of 2006 from divestiture activities, including the sale of our shares in Inmarsat stock and the sale of the assets of Space Imaging, LLC.

During the first quarter of 2007, we decreased our short-term investments by $85 million compared to an increase of $28 million in the same period of 2006.

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock for the first quarter of 2007 totaled $149 million, compared to $391 million during the same period in 2006. These amounts represent the cash received for the exercise price of stock options exercised, resulting in the issuance of 3.1 million shares and 8.5 million shares during the respective periods.

We used cash to repurchase common shares during the first quarter of both 2007 and 2006 as follows:

•	In the first quarter of 2007, $739 million to repurchase 7.6 million common shares, of which $733 million was paid for 7.5 million of common shares that settled during the quarter; and

•

In the first quarter of 2006, $883 million to repurchase 12.0 million common shares, of which $872 million was paid for 11.8 million common shares in transactions that were executed and settled during the quarter, and an additional $11 million was paid for 0.2 million common shares purchased in 2005 that were settled in January 2006.

Our share repurchase program authorizes the repurchase of up to 108 million shares of our common stock from time-to-time at management’s discretion. As of March 31, 2007, we had repurchased a total of 81.3 million shares under the program, and there remained 26.7 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended March 31, 2007.

During the first quarter of 2007, we declared a dividend of $0.35 per share, which was recorded as a current liability and a reduction of retained earnings. This dividend was paid to stockholders early in the second quarter. Shareholders received dividends of $132 million ($0.30 per share) in the first quarter of 2006.

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. We used $17 million and $6 million in the first quarters of 2007 and 2006, respectively, for repayments of long-term debt.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

CAPITAL RESOURCES

At March 31, 2007, our total long-term debt, net of unamortized discounts, amounted to $4.4 billion, unchanged from the December 31, 2006 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. At March 31, 2007, we had agreements in place to swap variable interest rates on the debentures for fixed interest rates. With this swap agreement, our entire long-term debt portfolio effectively bears interest at fixed rates. Our debt-to-total capital ratio, net of unamortized discounts, remained unchanged at 39% from December 31, 2006 to March 31, 2007. We held cash and cash equivalents of approximately $2.8 billion and short-term investments of $296 million at March 31, 2007.

In the first quarter of 2007, the price of our common stock exceeded 130% of the $74.12 conversion price of our $1.0 billion of floating rate convertible debentures for the specified period of time, and therefore holders of the debentures may elect to convert them during the quarter ending June 30, 2007 (see Note 2). We have continued to classify the debentures as long-term based on our ability and intent to maintain the debt outstanding for at least one year. Our ability to do so is demonstrated by our $1.5 billion revolving credit facility outstanding at March 31, 2007 which expires in July 2010. There were no borrowings outstanding under the facility at March 31, 2007.

Our stockholders’ equity amounted to $7,028 million at March 31, 2007, an increase of $144 million from December 31, 2006. The following items were the drivers of the increase:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)

Balance at December 31, 2006	$421	$755	$9,269	$(3,561)	$6,884

Adoption of FIN 48 (1)	—	—	31	—	31
Net earnings	—	—	690	—	690
Common stock dividends declared (2)	—	—	(148)	—	(148)
Stock-based awards and ESOP activity (3)	4	306	—	—	310
Common stock repurchases	(8)	(731)	—	—	(739)

Net activity	(4)	(425)	573	—	144

Balance at March 31, 2007	$417	$330	$9,842	$(3,561)	$7,028

(1)	At January 1, 2007, we recognized a $31 million noncash adjustment related to the adoption of FIN 48.
(2)	Amount includes dividends declared related to the first quarter which were paid in the second quarter.
(3)	Common Stock and Additional Paid-in Capital include amounts related to the exercise of 3.1 million stock options, resulting in the issuance of a like number of common shares.

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

During the quarter ended March 31, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2006.

OTHER MATTERS

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS in 2006, we continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance (see Note 6). At March 31, 2007, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $344 million. That amount may be partially mitigated by approximately $70 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur. Subsequent to our quarter end, a successful launch of one of the guaranteed launches occurred, thereby reducing the total amount that could be payable under the guarantees to $293 million and the amount of cash we retained to $66 million.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Our balance sheet at March 31, 2007 included current and noncurrent assets relating to LKEI and ILS totaling $265 million, and current and noncurrent liabilities totaling $335 million, both of which will be reduced as the launch services are provided. Any potential earnings impact resulting from our inability to realize the assets related to LKEI and ILS would be partially mitigated by our not recognizing the $60 million deferred net gain on the transaction.

With regard to the formation of ULA in December 2006 and accounting for our investment (see Note 6), to the extent our proportionate share of ULA’s net assets exceeds the book value of our investment, we would recognize the difference ratably over the next 10 years in other income and expenses. We currently anticipate that our 50% ownership share of ULA’s net assets will exceed the book value of our investment in ULA, but that amount remains subject to adjustment based on the determination of the final working capital and value of other assets which we and Boeing contributed to form ULA. In addition, under our agreement with Boeing, we could be required to make an additional cash contribution to ULA based on changes in the working capital of the business and other assets we contributed. We previously estimated that the amount by which our share of ULA’s net assets will exceed our investment will be between $200 million and $300 million, but the final amount remains to be determined.

ULA did not have a material impact on our results of operations, financial position or cash flows during the first quarter of 2007. ULA, Boeing and we are still in the process of evaluating member contributions and the impact of conforming accounting policies, both of which could impact our results of operations in future periods.

Both we and Boeing also have agreed to provide approximately $225 million in additional funding to ULA. As of March 31, 2007, we had provided $3 million of additional funding to ULA.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 31, 2007, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures based on LIBOR for a fixed interest rate through August 15, 2008. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates. We have designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement and in subsequent periods, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the statement of earnings. We determined that the hedging relationship remained effective at March 31, 2007. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At March 31, 2007, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At March 31, 2007, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter then ended, were not material.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of March 31, 2007. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to Department of Defense reviews, Congressional actions, budgetary constraints, cost-cutting initiatives, election cycles, terrorist threats and homeland security); the impact of continued military operations in Iraq and Afghanistan on funding for existing defense programs; the award or termination of contracts; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; materials availability and performance by key suppliers, subcontractors and customers; return on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets; the future impact of legislation, changes in accounting interpretations or pronouncements, tax rules, or export policies; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government/regulatory investigations or audits, and environmental remediation efforts); the competitive environment for our products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation’s filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on pages 16 through 17 and pages 18 through 24, respectively, of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 (Form 10-K); “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 20 through 31 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements of the Unaudited Consolidated Financial Statements on page 10 and pages 10 through 14, respectively, included in this Form 10-Q.

The Corporation’s actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. The forward-looking statements contained in this Form 10-Q speak only as of the date of its filing. The

Lockheed Martin Corporation

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6 – Legal Proceedings and Contingencies” of the notes to the financial statements in this Form 10-Q, and in our 2006 Form 10-K, or arising in the ordinary course of business. In the opinion of management and in-house counsel, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on our consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty.

We are primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 5 – Legal Proceedings and Contingencies” on pages 10 through 14 of this Form 10-Q.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Item 1A.	Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2006 Form 10-K (pages 18 through 24) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2006 Form 10-K.

Lockheed Martin Corporation

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended March 31, 2007 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
January 2007	2,515,400	$95.71	2,515,400	31,814,688
February 2007	2,736,600	$99.35	2,736,600	29,078,088
March 2007	2,329,902	$97.03	2,329,902	26,748,186

(1)	We repurchased a total of 7,581,902 shares of our common stock during the quarter ended March 31, 2007 under a share repurchase program that we announced in October 2002.
(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 108 million shares of our common stock from time-to-time. Under the program, we have the discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The following financial information for the years ended December 31, 2006 and 2005, as well as the quarterly periods in 2006, has been reclassified to reflect the realignment of the business segments consistent with the presentation in Note 7 – Information on Business Segments in the Notes to Unaudited Condensed Consolidated Financial Statements and the section entitled Discussion of Business Segments in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Lockheed Martin Corporation

Selected Financial Data by Business segment—(Unaudited)

	Year Ended December 31,
	2006	2005
	(In millions)
Net sales
Aeronautics	$12,188	$12,349
Electronic Systems	10,519	9,811
Information Systems & Global Services	8,990	8,233
Space Systems	7,923	6,820

Total	$39,620	$37,213

Operating profit
Aeronautics	$1,221	$1,019
Electronic Systems	1,272	1,083
Information Systems & Global Services	809	721
Space Systems	746	609

Segment operating profit	4,048	3,432
Unallocated Corporate expense, net	(95)	(446)

Total	$3,953	$2,986

Intersegment revenue
Aeronautics	$164	$134
Electronic Systems	579	588
Information Systems & Global Services	1,118	1,142
Space Systems	140	179

Total	$2,001	$2,043

Depreciation and amortization of plant and equipment
Aeronautics	$154	$137
Electronic Systems	190	178
Information Systems & Global Services	65	55
Space Systems	132	134

Total business segments	541	504
Corporate activities	59	51

Total	$600	$555

Amortization of purchased intangibles
Aeronautics	$50	$50
Electronic Systems	47	42
Information Systems & Global Services	46	39
Space Systems	9	8

Total business segments	152	139
Corporate activities	12	11

Total	$164	$150

Lockheed Martin Corporation

Selected Financial Data by Business segment—(Unaudited)

	Year Ended December 31,
	2006	2005
	(In millions)
Equity Earnings
Aeronautics	$17	$10
Electronic Systems	29	25
Information Systems & Global Services	6	4
Space Systems	78	72

Total business segments	130	111
Corporate activities	—	(3)

Total	$130	$108

Expenditures for property, plant and equipment
Aeronautics	$221	$214
Electronic Systems	334	326
Information Systems & Global Services	74	88
Space Systems	226	192

Total business segments	855	820
Corporate activities	38	45

Total	$893	$865

	December 31,
	2006	2005
	(In millions)
Assets
Aeronautics	$3,140	$3,018
Electronic Systems	8,217	8,397
Information Systems & Global Services	7,054	5,465
Space Systems	2,913	3,110

Total business segments	21,324	19,990
Corporate activities (1)	6,907	7,754

Total	$28,231	$27,744

Goodwill
Aeronautics	$148	$148
Electronic Systems	4,505	4,499
Information Systems & Global Services	4,141	3,291
Space Systems	456	509

Total	$9,250	$8,447

Lockheed Martin Corporation

Selected Financial Data by Business segment—(Unaudited)

	December 31,
	2006	2005
	(In millions)
Customer advances and amounts in excess of costs incurred
Aeronautics	$1,816	$1,523
Electronic Systems	1,374	1,457
Information Systems & Global Services	272	223
Space Systems	394	1,128

Total	$3,856	$4,331

Backlog
Aeronautics	$26,900	$31,100
Electronic Systems	19,700	18,600
Information Systems & Global Services	10,500	9,200
Space Systems	18,800	15,900

Total	$75,900	$74,800

Lockheed Martin Corporation

Selected Financial Data by Business segment—(Unaudited)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In millions)
Net sales
Aeronautics	$2,823	$3,004	$2,983	$3,378
Electronic Systems	2,453	2,698	2,576	2,792
Information Systems & Global Services	1,969	2,158	2,191	2,672
Space Systems	1,969	2,101	1,855	1,998

Total	$9,214	$9,961	$9,605	$10,840

Operating profit
Aeronautics	$250	$272	$316	$383
Electronic Systems	308	320	278	366
Information Systems & Global Services	180	195	205	229
Space Systems	193	189	176	188

Segment operating profit	931	976	975	1,166
Unallocated Corporate expense, net	40	(33)	(70)	(32)

Total	$971	$943	$905	$1,134

Intersegment revenue
Aeronautics	$41	$39	$42	$42
Electronic Systems	135	142	131	171
Information Systems & Global Services	282	283	269	284
Space Systems	34	34	34	38

Total	$492	$498	$476	$535

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In millions)
Assets
Aeronautics	$3,248	$2,914	$3,009	$3,140
Electronic Systems	8,389	8,167	8,427	8,217
Information Systems & Global Services	5,510	5,923	6,834	7,054
Space Systems	3,197	3,276	3,319	2,913

Total business segments	20,344	20,280	21,589	21,324
Corporate activities(1)	8,095	8,156	7,504	6,907

Total	$28,439	$28,436	$29,093	$28,231

(1)	Assets primarily include cash, investments, deferred income taxes and the prepaid pension asset.

Lockheed Martin Corporation

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2007

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 26, 2007	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller (Chief Accounting Officer)

