Form 10-Q
period 2007-06-30
LOCKHEED MARTIN CORP
filed 2007-07-26
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non–Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2007
Common stock, $1 par value	413,353,464

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

Page No.
Part II. Other Information (continued)

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39

Exhibit 10.1	Amendment to Five-Year Credit Agreement, dated as of June 27, 2007, among Lockheed Martin Corporation and the Banks listed therein

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except per share data)

Net sales
Products	$9,038	$8,622	$16,841	$16,566
Services	1,613	1,339	3,085	2,609

	10,651	9,961	19,926	19,175

Cost of sales
Products	8,134	7,816	15,127	15,018
Services	1,380	1,200	2,686	2,302
Unallocated Corporate costs	83	105	149	255

	9,597	9,121	17,962	17,575

	1,054	840	1,964	1,600
Other income and expenses, net	177	103	289	314

Operating profit	1,231	943	2,253	1,914
Interest expense	93	92	186	186

Earnings before income taxes	1,138	851	2,067	1,728
Income tax expense	360	271	599	557

Net earnings	$778	$580	$1,468	$1,171

Earnings per common share:

Basic	$1.87	$1.35	$3.50	$2.71

Diluted	$1.82	$1.34	$3.42	$2.68

Cash dividends declared per common share (see Note 8)	$0.35	$0.30	$0.70	$0.60

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
	June 30, 2007	December 31, 2006
	(In millions)

Assets
Current assets:
Cash and cash equivalents	$3,008	$1,912
Short-term investments	329	381
Receivables	5,239	4,595
Inventories	1,379	1,657
Deferred income taxes	932	900
Other current assets	611	719

Total current assets	11,498	10,164

Property, plant and equipment, net	4,010	4,056
Goodwill	9,380	9,250
Purchased intangibles, net	538	605
Prepaid pension asset	245	235
Deferred income taxes	1,661	1,487
Other assets	2,482	2,434

	$29,814	$28,231

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,137	$2,221
Customer advances and amounts in excess of costs incurred	4,580	3,856
Salaries, benefits and payroll taxes	1,651	1,584
Current maturities of long-term debt	105	34
Other current liabilities	2,091	1,858

Total current liabilities	10,564	9,553

Long-term debt, net	4,302	4,405
Accrued pension liabilities	3,378	3,025
Other postretirement benefit liabilities	1,500	1,496
Other liabilities	2,911	2,868

Stockholders’ equity:
Common stock, $1 par value per share	412	421
Additional paid-in capital	—	755
Retained earnings	10,304	9,269
Accumulated other comprehensive loss	(3,557)	(3,561)

Total stockholders’ equity	7,159	6,884

	$29,814	$28,231

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(In millions)

Operating Activities:
Net earnings	$1,468	$1,171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	288	284
Amortization of purchased intangibles	81	78
Changes in operating assets and liabilities:
Receivables	(618)	269
Inventories	282	44
Accounts payable	(94)	(81)
Customer advances and amounts in excess of costs incurred	720	453
Other	759	580

Net cash provided by operating activities	2,886	2,798

Investing Activities:
Expenditures for property, plant and equipment	(254)	(263)
Sale (purchase) of short-term investments, net	52	(1)
Acquisitions of businesses	(136)	(474)
Divestitures of investments in affiliates	26	156
Other	(11)	50

Net cash used for investing activities	(323)	(532)

Financing Activities:
Issuances of common stock and related amounts	254	508
Repurchases of common stock	(1,394)	(1,601)
Common stock dividends	(295)	(261)
Repayments of long-term debt	(32)	(200)

Net cash used for financing activities	(1,467)	(1,554)

Net increase in cash and cash equivalents	1,096	712
Cash and cash equivalents at beginning of period	1,912	2,244

Cash and cash equivalents at end of period	$3,008	$2,956

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2007

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

The financial statements and tables included herein are labeled based on the calendar quarter-end for each period presented. It is our practice to close our books and records on the Sunday prior to the calendar quarter-end to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal year ends on December 31.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year. We have reclassified certain amounts presented for prior periods to conform to the 2007 presentation and organization of our business segments.

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

We have $1.0 billion of floating rate convertible debentures issued and outstanding that also can potentially have a dilutive effect on our earnings per share calculations. The debentures are convertible by holders into shares of our common stock on a contingent basis per the terms of the indenture agreement. The debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter, or unless certain other events occur. The conversion price was $73.25 per share at June 30, 2007, and is expected to change over time as described in the indenture agreement. The price of our common stock did not exceed 130% of the conversion price for the specified period of time during the second quarter of 2007, therefore holders of the debentures may not elect to convert them during the third quarter of 2007.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash and/or common stock. Though we have retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the conversion obligations in excess of the accreted principal amount, and requires that those shares be included in our calculation of weighted average common shares outstanding for diluted earnings per share computation. The number of shares included in the computation at June 30, 2007 did not have a material impact on earnings per share.

Unless otherwise noted, we present all per share amounts cited in these financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except per share data)

Net earnings for basic and diluted computations	$778	$580	$1,468	$1,171

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	416.7	428.8	419.1	432.4
Dilutive stock options, restricted stock and convertible securities	9.8	4.9	10.0	5.0

Average number of common shares outstanding for diluted computations	426.5	433.7	429.1	437.4

Earnings per common share
Basic	$1.87	$1.35	$3.50	$2.71

Diluted	$1.82	$1.34	$3.42	$2.68

NOTE 3 – INVENTORIES

	June 30, 2007	December 31, 2006
	(In millions)

Work in process, primarily related to long-term contracts and programs in progress	$3,798	$3,857
Less customer advances and progress payments	(2,844)	(2,704)

	954	1,153
Other inventories	425	504

	$1,379	$1,657

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

The liability for unrecognized tax benefits related to permanent and temporary tax adjustments, exclusive of interest, was $144 million at June 30, 2007 and $266 million at January 1, 2007, after the adjustment to the beginning balance of retained earnings. The net decrease in the liability of $122 million since the date of adoption primarily resulted from: (i) an $82 million decrease for settlements from closure in the first quarter of 2007 of an Internal Revenue Service (IRS) examination of Federal income tax returns for 2003 and 2004 and (ii) a $51 million decrease arising from the recognition of tax benefits from closure of the same examinations, as well as claims we filed for additional extraterritorial income (ETI) tax benefits for years prior to 2005. These decreases were partially offset by an increase for unrecognized tax benefits for the first six months of 2007.

The closure of the IRS examinations in the first quarter of 2007 included resolution of uncertain tax positions associated with the 2003 and 2004 audit years and the ETI refund claim. As a result, we recognized additional tax benefits and reduced our income tax expense in the first quarter of 2007 by $59 million ($0.14 per share), including related interest.

At June 30, 2007, the amount of unrecognized tax benefits for permanent tax adjustments that, if recognized, would affect the effective tax rate was $114 million. Over the next 12 months, we do not expect a significant increase or decrease in unrecognized tax benefits recorded as of June 30, 2007. In the ordinary course of business, we may take new tax positions that could increase or decrease unrecognized tax benefits in future periods.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements. The amount of net interest recognized during the quarter and six month periods ended June 30, 2007 and 2006, as well as the amount of interest accrued at June 30, 2007, was not material. No penalties were recorded in those periods.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Defined benefit pension plans
Service cost	$215	$224	$431	$448
Interest cost	407	390	815	779
Expected return on plan assets	(515)	(484)	(1,032)	(966)
Amortization of prior service cost	23	20	45	40
Recognized net actuarial losses	42	84	84	167

Total net pension expense	$172	$234	$343	$468

Retiree medical and life insurance plans
Service cost	$13	$14	$26	$28
Interest cost	48	46	95	95
Expected return on plan assets	(37)	(30)	(73)	(60)
Amortization of prior service cost	(6)	(6)	(12)	(12)
Recognized net actuarial losses	6	12	11	23

Total net postretirement expense	$24	$36	$47	$74

In 2006, we made discretionary prepayments totaling $594 million to our defined benefit pension plans’ trust and $130 million to our retiree medical plans. These prepayments will reduce our cash funding requirements for 2007 and 2008. In 2007, we do not expect that there will be any required contributions to the defined benefit pension plans’ trust and expect to make required contributions of $160 million to $170 million for retiree medical and life insurance plans, after giving consideration to the 2006 prepayments. During the first six months of 2007, there were no contributions to the defined benefit pension plans’ trust, and we contributed $42 million to the retiree medical and life insurance plans.

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items, which have been previously reported:

Legal Proceedings

On February 22, 2007, we received a subpoena issued by a grand jury in the United States District Court for the District of Columbia. The subpoena requests documents

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

related to our participation in a competition conducted in 2004-2005 by the National Archives and Records Administration for a $3 million contract to provide Electronic Document System (eDOCS) Support Services. We are cooperating with the investigation.

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

Nine lawsuits were filed against us as a result of an incident in July 2003 at our aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven employees and the wounding of eight others. We have resolved all of the claims filed on behalf of the deceased and all but one of the wounded employees. The United States District Court for the Southern District of Mississippi has entered judgment for us on all state tort claims, a sex discrimination claim, and a wrongful termination claim. Appeals have been filed with the United States Court of Appeals for the Fifth Circuit on those cases in which the District Court found in our favor. There is one additional case before the District Court which alleges race discrimination and a hostile work environment. The trial in that case currently is scheduled to begin in October 2007.

On October 19, 2005, Space Exploration Technologies Corporation (SpaceX) filed a complaint in the United States District Court for the Central District of California in Los Angeles alleging that we and Boeing violated Federal and California antitrust and other statutes by attempting and conspiring to eliminate competition in, and by monopolizing and attempting to monopolize, the government Evolved Expendable Launch Vehicle

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(EELV) launch vehicle market, including through the proposed formation of the United Launch Alliance (ULA) joint venture. SpaceX sought monetary damages and to enjoin creation of the ULA joint venture. We and Boeing moved to dismiss. On February 17, 2006, the District Court dismissed the first amended complaint. SpaceX then filed a second amended complaint. On May 12, 2006, the District Court dismissed with prejudice SpaceX’s second amended complaint for lack of jurisdiction, finding that SpaceX failed to allege a case or controversy because its inability to compete in the EELV market arises from SpaceX’s inability to offer a qualified launch vehicle and not from any actions by the defendants. SpaceX has appealed the dismissal to the United States Court of Appeals for the Ninth Circuit.

As described in the “Environmental Matters” discussion below, we are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental matters and remediation obligations.

We have been in litigation with certain residents of Redlands, California since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. On July 11, 2006, the California Court of Appeal dismissed the plaintiffs’ punitive damages claim. Proceedings in the trial court have resumed, but a trial has not been set.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. At June 30, 2007 and December 31, 2006, the aggregate amount of liabilities recorded relative to environmental matters was $499 million and $475 million. Environmental cleanup activities usually span several years, which makes estimating liabilities more judgmental due to, for example, changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these factors in estimates of the timing and amount of any future costs that may be required for remediation actions. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. We have recorded assets totaling $406 million and $386 million at June 30, 2007 and December 31, 2006 for the portion of environmental costs that are probable of future recovery in the pricing of our products and services on U.S. Government contracts.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Letters of Credit

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.5 billion at June 30, 2007. Letters of credit and surety bonds are available for draw down in the event we do not perform.

Sale of International Launch Services

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006, we continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. The amount we could be required to pay is expected to increase over time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, but is reduced by the occurrence of those launches. At June 30, 2007, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $293 million. That amount may be partially mitigated by approximately $66 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur.

Our balance sheet at June 30, 2007 included current and noncurrent assets relating to LKEI and ILS totaling $220 million, and current and noncurrent liabilities totaling $286 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev State Research and Production Space Center, the manufacturer of the launch vehicles and provider of the launch services, for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

resulting from our inability to realize the assets related to LKEI and ILS would be partially mitigated by our not recognizing the $60 million deferred net gain on the transaction.

Investment in ULA

On December 1, 2006, we completed the formation of ULA with The Boeing Company. The net book value of the assets we contributed and the liabilities that ULA assumed from us was initially determined to be approximately $200 million as of the date of closing. This amount was subject to adjustment pending final review of the amounts we and Boeing contributed and the liabilities assumed by ULA. We accounted for the transfer at net book value, with no gain or loss recognized. The ULA formation agreements contemplated adjustments to take into account the value of working capital and certain other assets that we and Boeing contributed.

In July 2007, we reached agreement with Boeing with respect to resolution of the final working capital and the value of the launch vehicle support contracts that we each contributed to form ULA. We and Boeing have agreed to submit certain matters related to our agreement for review by the Compliance Officer appointed under the Consent Order with the U.S. Federal Trade Commission, which was entered into in connection with the formation of ULA. Assuming that the Compliance Officer does not object, our agreement will become effective, and both we and Boeing will make additional contributions to ULA, which we had previously disclosed we could be required to make. Our additional contribution in respect of the working capital adjustment will total approximately $175 million. We expect to pay that amount in the third quarter and record it as an increase in our investment in ULA. If the Compliance Officer has objections and the agreements do not become effective, we and Boeing could revise the agreements or submit the determination of the required adjustments to arbitration.

ULA also conformed the accounting policies of the contributed businesses. The adoption of conformed accounting policies affected the book value of the assets and liabilities that each of us contributed and resulted in adjustments to ULA’s balance sheet as of December 1, 2006.

After the agreement is implemented and the adjustments are made, we expect our 50% ownership share of ULA’s net assets will exceed the book value of our investment by approximately $395 million, which we would recognize ratably over 10 years in other income and expenses. ULA did not have a material impact on our results of operations, financial position or cash flows during the first six months of 2007.

In connection with the formation of ULA, both we and Boeing each committed to provide up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case, to the extent necessary for ULA to meet its working capital needs. We agreed to provide this support for at least five years, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing have put into place a revolving credit agreement with ULA. At June 30, 2007, we had made $3 million in payments under our capital contribution commitment, and no amounts had been drawn on the revolving credit agreement. In addition, both we and Boeing have cross-indemnified each other related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain of its launch service contracts. We believe ULA will be able to fully perform its obligations and that it will not be necessary to make payments under the cross-indemnities.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7 – INFORMATION ON BUSINESS SEGMENTS

In February 2007, we announced a realignment of our operations to enhance support for critical customer missions and increase our integration of resources. The realignment included the combination of our Information Technology & Global Services (IT&GS) and Integrated Systems & Solutions (IS&S) business segments into a new business segment named Information Systems & Global Services (IS&GS), along with certain other changes.

We now operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS and Space Systems. We organize our business segments based on the nature of the products and services offered.

In the following table relative to the caption “Operating profit,” total operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), interest income, costs for certain stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Net sales
Aeronautics	$3,136	$3,004	$5,957	$5,827
Electronic Systems	2,927	2,698	5,442	5,151
Information Systems & Global Services	2,520	2,158	4,665	4,127
Space Systems	2,068	2,101	3,862	4,070

Total	$10,651	$9,961	$19,926	$19,175

Operating profit
Aeronautics	$378	$272	$677	$522
Electronic Systems	389	320	708	628
Information Systems & Global Services	233	195	432	375
Space Systems	214	189	400	382

Total business segments	1,214	976	2,217	1,907
Unallocated Corporate expense, net	17	(33)	36	7

Total	$1,231	$943	$2,253	$1,914

Intersegment revenue (a)
Aeronautics	$36	$39	$72	$80
Electronic Systems	144	142	268	277
Information Systems & Global Services	266	283	529	565
Space Systems	39	34	73	68

Total business segments	$485	$498	$942	$990

(a)

Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above. These transactions are generally on terms and conditions that are similar to other government and commercial customers.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	June 30, 2007	December 31, 2006

Assets
Aeronautics	$3,194	$3,140
Electronic Systems	8,158	8,217
Information Systems & Global Services	7,325	7,054
Space Systems	3,079	2,913

Total business segments	21,756	21,324
Corporate activities (a)	8,058	6,907

	$29,814	$28,231

(a)	Assets primarily include cash, short-term investments, deferred income taxes and the prepaid pension asset.

NOTE 8 – OTHER

Matters Included in Earnings

In the second quarter of 2007, we sold our remaining 20% interest in Comsat International for $26 million in cash. The transaction resulted in a gain, net of state income taxes, of $25 million which we recorded in other income and expenses, and an increase in net earnings of $16 million ($0.04 per share).

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

Long-term Debt

Our $1.0 billion of floating rate convertible debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during a quarter, or unless certain other events occur (see Note 2). In the first quarter of 2007, the price of our common stock exceeded 130% of the $74.12 conversion price for the specified period of time, and therefore holders of the debentures could elect to convert them during the quarter ending June 30, 2007. The number of debentures tendered for conversion in the second quarter was de minimis. The right to convert the debentures based on our stock price is re-evaluated each quarter. The conversion price was $73.25 as of June, 30, 2007. The price of our common stock did not exceed 130% of the conversion price for the specified period of time during the second quarter of 2007, therefore holders of the debentures may not elect to convert them during the quarter ending September 30, 2007.

Stockholders’ Equity

Share Repurchase Program

We used cash to repurchase common shares during the first six months of both 2007 and 2006 as follows:

•	In the first six months of 2007, $1,394 million was used to repurchase 14.4 million common shares, all of which were executed and settled during the six month period; and

•

In the first six months of 2006, $1,590 million was used to repurchase 21.5 million common shares that were executed and settled during the six month period, and an additional $11 million was paid for 0.2 million common shares purchased in 2005 that were settled in January 2006.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero in the second quarter of 2007, with the remainder of the excess of purchase price over par value of $169 million recorded as a reduction of retained earnings.

We made purchases under our share repurchase program, which provides for the repurchase of up to 108 million shares of our common stock from time-to-time at management’s discretion. As of June 30, 2007, we had repurchased a total of 88 million shares under the program, and there remained approximately 20 million shares that may be repurchased in the future.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Dividends

During the first six months of 2007 and 2006, we declared and paid dividends totaling $295 million ($0.35 per share per quarter) and $261 million ($0.30 per share per quarter).

Comprehensive Income

The components of comprehensive income for the three months and six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Net earnings	$778	$580	$1,468	$1,171
Other comprehensive income (loss):
Reclassification adjustment related to available-for-sale investments	—	(14)	—	(93)
Other	4	(11)	4	(14)

	4	(25)	4	(107)

Comprehensive income	$782	$555	$1,472	$1,064

The reclassification adjustment represents the reclassification of the unrealized gain recorded in accumulated other comprehensive income related to our investment in Inmarsat, as we realized a gain on the sale of Inmarsat shares in 2006 which is reflected in net earnings.

Income Tax and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $376 million and $498 million during the six month periods ended June 30, 2007 and 2006. Our total interest payments were $164 million and $180 million during the same respective periods.

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of June 30, 2007, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management.

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

July 24, 2007

Lockheed Martin Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2007

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

The following discussion should be read along with our 2006 Form 10-K and first quarter 2007 Form 10-Q filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated sales and operating profit for the quarter and six-month periods ended June 30, 2007 and 2006. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Most of our services sales are generated in our Information Systems & Global Services segment.

Net sales for the second quarter of 2007 were $10.7 billion, a 7% increase over the second quarter 2006 sales of $10.0 billion. Net sales for the first six months of 2007

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

were $19.9 billion, a 4% increase over the $19.2 billion recorded in the comparable 2006 period. Sales increased during the quarter and six months ended June 30, 2007 from the comparable 2006 period in every business segment except Space, which experienced an anticipated decrease due to the completion of the United Launch Alliance (ULA) joint venture and the divestiture of the International Launch Services (ILS) business in the fourth quarter of 2006.

Other income and expenses, net was $177 million for the second quarter of 2007 compared to $103 million recorded in the comparable 2006 period. The increase was primarily due to increased equity earnings in affiliates and an increase in interest income, resulting primarily from higher cash balances and interest rates.

Other income and expenses, net was $289 million for the six months ended June 30, 2007 compared to $314 million recorded in the comparable 2006 period. The decrease was primarily due to a decrease in the earnings impact of discrete items included in other income and expenses (see Note 8 under the caption “Matters Included in Earnings”). The decrease in the impact from those items was partially offset by increases in equity earnings in affiliates and interest income in the first six months of 2007 over the comparable 2006 period.

Operating profit (earnings before interest and taxes) for the second quarter of 2007 was $1,231 million, an increase of 31% from the $943 million recorded in the comparable 2006 period. Operating profit for the six months ended June 30, 2007 was $2,253 million, an 18% increase over the $1,914 million recorded in the comparable 2006 period. Operating profit increased during both periods ended June 30, 2007 from the comparable 2006 periods in every business segment.

Interest expense for the second quarter and six months ended June 30, 2007 was $93 million and $186 million, about the same as the comparable periods in 2006.

Our effective income tax rates were 31.6% and 29.0% for the quarter and six months ended June 30, 2007, and 31.8% and 32.2% for the quarter and six months ended June 30, 2006. The effective rates for all periods were lower than the statutory rate of 35% due to tax deductions for U.S. manufacturing activities and dividends related to our employee stock ownership plan. The effective tax rates for the quarter and six-month periods in 2006 were also reduced by tax benefits related to export sales.

The effective tax rate for the six months ended June 30, 2007 also was impacted by the closure in the first quarter of an IRS examination of the 2003 and 2004 tax years, as well as by refund claims we filed for additional extraterritorial income (ETI) tax benefits for years prior to 2005 (see Note 4). We reduced our first quarter 2007 income tax expense by $59 million ($0.14 per share) for the additional tax benefits we could recognize in accordance with the Financial Accounting Standards Board’s Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which we adopted effective January 1, 2007. The recognition of these tax benefits decreased the effective tax rate for the six month period of 2007 by 2.9%.

Net earnings for the second quarter of 2007 were $778 million ($1.82 per share) compared to $580 million ($1.34 per share) reported in the second quarter of 2006. Net

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

earnings for the six months ended June 30, 2007 were $1,468 million ($3.42 per share) compared to $1,171 million ($2.68 per share) reported in the comparable 2006 period.

DISCUSSION OF BUSINESS SEGMENTS

In February 2007, we announced a realignment of our operations to enhance support for critical customer missions and increase our integration of resources. The realignment included the combination of our Information Technology & Global Services and Integrated Systems & Solutions business segments into a new business segment named Information Systems & Global Services (IS&GS), along with other changes. The following tables of financial information and related discussions of the results of operations of our business segments reflect the realignment and are consistent with the presentation of segment information in Note 7.

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

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Net sales	$3,136	$3,004	$5,957	$5,827
Operating profit	$378	$272	$677	$522

Net sales for Aeronautics increased by 4% for the quarter and 2% for the six months ended June 30, 2007 from the comparable 2006 periods. In both periods, increases in Combat Aircraft and Other Aeronautics Programs sales more than offset declines in Air Mobility. The increase in Combat Aircraft for both the quarter and the six months was primarily due to higher volume on the F-22, F-16 and F-35 programs. The increase in Other Aeronautics Programs for both periods was mainly due to higher volume in sustainment services activities. The decline in Air Mobility for the quarter and first half of the year was primarily due to lower volume on the C-130J and other air mobility programs.

Segment operating profit increased by 39% for the quarter and 30% for the six months ended June 30, 2007 from the comparable 2006 periods. During both the quarter and six months, operating profit increased in Combat Aircraft and Air Mobility. In Combat Aircraft, the growth was mainly due to higher volume and improved performance on the F-22 and F-16 programs. The increase in operating profit at Air Mobility was primarily attributable to improved performance on
C-130 programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Net sales	$2,927	$2,698	$5,442	$5,151
Operating profit	$389	$320	$708	$628

Net sales for Electronic Systems increased by 8% for the quarter and 6% for the six months ended June 30, 2007 from the comparable 2006 periods. During the quarter and the first half of the year, sales increased due to higher volume in air defense and fire control programs at Missiles & Fire Control (M&FC) and platform integration activities at Platform, Training & Energy (PT&E). These increases were partially offset in both periods by declines in surface systems activities at Maritime Systems & Sensors (MS2).

Segment operating profit for Electronic Systems increased by 22% for the quarter and 13% for the six months ended June 30, 2007 from the comparable 2006 periods. Operating profit increased for all three lines of business in both periods: PT&E primarily due to improved performance on platform integration and distribution technology activities; M&FC mainly due to higher volume and improved performance in air defense programs during the quarter and in fire control programs for the six months; and MS2 due to improved performance on surface systems activities.

Information Systems & Global Services

Information Systems & Global Services’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Net sales	$2,520	$2,158	$4,665	$4,127
Operating profit	$233	$195	$432	$375

Net sales for IS&GS increased by 17% for the quarter and 13% for the six months ended June 30, 2007 from the comparable 2006 periods. Sales increased in all three lines of business for both the quarter and six months. The increase in Global Services was principally due to the acquisition of Pacific Architects and Engineers Inc. in September 2006. The increase in Information Systems was due to organic growth in information technology and the acquisition of Management Systems Designers Inc. in February 2007. The increase in Mission Solutions was primarily driven by mission services and mission & combat support solutions activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Segment operating profit for IS&GS increased by 19% for the quarter and 15% for the six months ended June 30, 2007 from the comparable 2006 periods. Operating profit increased for both the quarter and the six months for all three lines of business. The increase for both periods was primarily due to improved performance in global security solutions and mission & combat support solutions activities in Mission Solutions and information technology activities in Information Systems.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Net sales	$2,068	$2,101	$3,862	$4,070
Operating profit	$214	$189	$400	$382

Net sales for Space Systems decreased by 2% for the quarter and 5% for the six months ended June 30, 2007 from the comparable 2006 periods. The sales decline for the quarter and six months was expected given the formation of the United Launch Alliance (ULA) joint venture and the divestiture of the International Launch Services (ILS) business (reported in Space Transportation) in the fourth quarter of 2006. The Corporation no longer records sales on Atlas launch vehicles and related support to the U.S. Government, as ULA is accounted for under the equity method of accounting.

For the quarter, the sales decline in Space Transportation as a result of the above-referenced transactions was partially offset by increases in Satellites. For the first half of the year, higher volume in both Satellites and Strategic & Defensive Missile Systems (S&DMS) partially offset the decline in Space Transportation. In Satellites, higher volume in government satellite activities more than offset declines in commercial satellite activities in both periods. The only commercial satellite delivery of 2007 occurred in the second quarter. There were two commercial satellite deliveries during the second quarter and three during the first six months of 2006. The S&DMS growth during the six months was primarily driven by higher volume in strategic missile programs.

Segment operating profit increased by 13% for the quarter and 5% for the six months ended June 30, 2007 from the comparable 2006 periods. For the quarter, the operating profit increase in all three lines of business was primarily attributable to higher volume on the government satellite activities in Satellites, improved performance on strategic missile programs in S&DMS and increased volume on the Orion program in Space Transportation.

For the first half of the year, operating profit increases in Satellites and S&DMS activities more than offset declines in Space Transportation. In Satellites, the increase was mainly due to higher volume and improved performance on government satellite activities. The S&DMS growth was primarily driven by higher volume and improved performance on strategic missile programs. In Space Transportation, the decline in

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

operating profit from 2006 was mainly due to the absence of benefits recognized in 2006 from risk reduction activities including the definitization of the Evolved Expendable Launch Vehicle Launch Capabilities contract and other performance improvements on the Atlas program.

Unallocated Corporate Income (Expense), Net

The following table shows the components of net unallocated Corporate income (expense), net. For a discussion of the FAS/CAS pension adjustment and other types of items included in net unallocated Corporate income (expense), net, see Note 7 to the financial statements in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

FAS/CAS pension adjustment	$(14)	$(68)	$(28)	$(136)
Items not considered in segment operating performance	25	20	71	170
Stock compensation expense	(33)	(27)	(82)	(57)
Other, net	39	42	75	30

	$17	$(33)	$36	$7

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

FAS 87 expense	$(172)	$(234)	$(343)	$(468)
Less: CAS cost	(158)	(166)	(315)	(332)

FAS/CAS pension adjustment – expense	$(14)	$(68)	$(28)	$(136)

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach promulgated by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For purposes of segment reporting, the following items were included in unallocated Corporate income (expense), net for the quarters and six months ended June 30, 2007 and 2006:

Second Quarter 2007 –

•	A gain, net of state income taxes, of $25 million related to the sale of our remaining 20% interest in Comsat International.

First Quarter 2007 –

•	A gain, net of state income taxes, of $25 million related to the sale of certain surplus land in California; and

•

Earnings, net of state income taxes, of $21 million from the reversal of legal reserves following the settlement of certain litigation related to a waste remediation contract with the Department of Energy.

On an aggregate basis, these items increased our net earnings by $16 million ($0.04 per share) and $46 million ($0.11 per share) during the quarter and six months ended June 30, 2007. The first quarter of 2007 also was favorably affected by the closure of certain IRS examinations disclosed previously (see Note 4) which resulted in a reduction in our first quarter 2007 income tax expense of $59 million ($0.14 per share). On a combined basis, these items increased earnings for the first six months of 2007 by $105 million ($0.25 per share).

Second Quarter 2006 –

•	A gain, net of state income taxes, of $20 million, related to the sale of certain surplus land in California.

First Quarter 2006 –

•	A gain, net of state income taxes, of $127 million related to the sale of 21 million of our shares of Inmarsat; and

•	A gain, net of state income taxes, of $23 million related to the sale of the assets of Space Imaging, LLC.

On a combined basis, these items increased earnings during the quarter and six months ended June 30, 2006 by $13 million ($0.03 per share) and $111 million ($0.25 per share).

The increase in “Other, net” between the six month periods was attributable to an increase in interest income, and other fluctuations in income and expenses across various Corporate activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

LIQUIDITY AND CASH FLOWS

We have a balanced cash deployment strategy to enhance shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we invest in our business (e.g., capital expenditures, independent research and development), make select acquisitions of businesses, repurchase shares, periodically increase our dividends and reduce our debt. The following provides an overview of our execution of this strategy during the six month periods ended June 30, 2007 and 2006.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2007 was $2,886 million, $88 million higher than the same period in 2006. The increase was primarily attributable to an increase in net earnings of $297 million during the first six months of 2007 as compared to 2006. The focus on improving our management processes continued to contribute to the aggregate cash inflows from operating working capital accounts (receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred) this year, resulting in inflows of approximately $290 million for the first six months of 2007 as compared to inflows of $685 million during the first six months of 2006. The improvement in operating working capital was lower by $395 million between the periods. The timing of payments for various other operating activities accounted for the remaining increase in cash when comparing the six month periods of each year. Although we will continue to focus on managing working capital accounts, we do not expect the rate of improvements we have experienced in prior periods to continue.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $254 million during the first six months of 2007 and $263 million in the comparable 2006 period. We expect our annual capital expenditures over the next three years to exceed 2006 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process in place to selectively identify businesses for acquisition that meet our financial targets and help build a balanced portfolio. We paid $136 million in the first six months of 2007 and $474 million in the comparable 2006 period related to acquisition activities.

We received proceeds of $26 million in the first six months of 2007 related to the sale of our 20% interest in Comsat International. We received proceeds of $156 million in the first half of 2006 from divestiture activities, including the sale of our shares in Inmarsat stock and the sale of the assets of Space Imaging, LLC.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock during the first six months of 2007 related to the exercise of stock options and associated tax benefits totaled $254 million, compared to $508 million during the same period in 2006. Those activities resulted in the issuance of 4 million shares and 9 million shares during the respective periods.

We used $1,394 million and $1,601 million of cash to repurchase common shares during the first six months of 2007 and 2006 (see Note 8). These purchases were made under our share repurchase program. As of June 30, 2007, we had repurchased a total of 88 million shares under the program, and there remained approximately 20 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended June 30, 2007.

Shareholders were paid dividends of $295 million in the first half of 2007 compared to $261 million in the first half of 2006. We paid quarterly dividends of $0.35 per share in 2007 compared to $0.30 per share in 2006.

Issuance and repayment of long-term debt – We expect cash from operations to be our principal source of funds to reduce our long-term debt. We used $32 million in the first six months of 2007 for repayments of long-term debt, compared to $200 million in the comparable 2006 period.

CAPITAL RESOURCES

At June 30, 2007, our total long-term debt, net of unamortized discounts, amounted to $4.4 billion, relatively unchanged from the December 31, 2006 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. At June 30, 2007, we had an agreement in place to swap variable interest rates on the debentures for fixed interest rates. With this swap agreement, our entire long-term debt portfolio effectively bears interest at fixed rates. Our debt-to-total capital ratio, net of unamortized discounts, improved from 39% at December 31, 2006 to 38% at June 30, 2007. We held cash and cash equivalents of approximately $3.0 billion and short-term investments of $329 million at June 30, 2007.

In the first quarter of 2007, the price of our common stock exceeded 130% of the $74.12 conversion price of our $1.0 billion of floating rate convertible debentures for the specified period of time, and therefore holders of the debentures could elect to convert them during the quarter ending June 30, 2007. The impact of conversions in the second quarter was de minimis. The price of our common stock did not exceed 130% of the conversion price for the specified period of time in the second quarter of 2007, therefore holders of the debentures may not elect to convert them during the quarter ending September 30, 2007.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our stockholders’ equity amounted to $7,159 million at June 30, 2007, an increase of $275 million from December 31, 2006. The following items were the drivers of the increase:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other	Total
	(In millions)

Balance at December 31, 2006	$421	$755	$9,269	$(3,561)	$6,884

Adoption of FAS 48 (1)	—	—	31	—	31
Net earnings	—	—	1,468	—	1,468
Common stock dividends	—	—	(295)	—	(295)
Stock-based awards and ESOP activity	5	456	—	—	461
Common stock repurchases (2)	(14)	(1,211)	(169)	—	(1,394)
Other comprehensive income	—	—	—	4	4

Net activity	(9)	(755)	1,035	4	275

Balance at June 30, 2007	$412	$—	$10,304	$(3,557)	$7,159

(1)	At January 1, 2007, we recognized a $31 million noncash adjustment related to the adoption of FIN 48.
(2)

Due to the volume of repurchases under our share repurchase program, the amount of additional paid-in capital was reduced to zero in the second quarter of 2007, with the remainder of the excess of purchase price over par value recorded as a reduction in retained earnings.

In June 2007, we amended our $1.5 billion revolving credit facility to extend the expiration date to June 2012. The previous expiration date was July 2010. No other material changes were made to the terms of the credit facility as a result of the amendment. There were no borrowings outstanding under the facility at June 30, 2007. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio.

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

During the six months ended June 30, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

OTHER MATTERS

Sale of ILS

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS in 2006, we continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance (see Note 6). At June 30, 2007, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $293 million. That amount may be partially mitigated by approximately $66 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur.

Our balance sheet at June 30, 2007 included current and noncurrent assets relating to LKEI and ILS totaling $220 million, and current and noncurrent liabilities totaling $286 million, both of which will be reduced as the launch services are provided. Any potential earnings impact resulting from our inability to realize the assets related to LKEI and ILS would be partially mitigated by our not recognizing the $60 million deferred net gain on the transaction.

Investment in ULA

With regard to the formation of ULA in December 2006 and accounting for our investment (see Note 6), we reached an agreement with Boeing in July 2007 relative to the final working capital and the value of certain other assets that we and Boeing contributed to form ULA. We and Boeing have agreed to submit certain matters related to our agreement for review by the Compliance Officer appointed under the Consent Order with the U.S. Federal Trade Commission, which was entered into in connection with the formation of ULA. Assuming that the Compliance Officer does not object, our agreement will become effective, and both we and Boeing will be required to make additional contributions to ULA. Our additional contribution in respect of the working capital adjustment will total approximately $175 million. We expect to pay that amount in the third quarter and record it as an increase in our investment in ULA. If the Compliance Officer has objections and the agreements do not become effective, we and Boeing could revise the agreements or submit the determination of the required adjustments to arbitration.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

ULA also conformed the accounting policies of the contributed businesses. The adoption of conformed accounting policies affected the book value of the assets and liabilities contributed by each of us and resulted in adjustments to ULA’s balance sheet as of December 1, 2006.

After the agreement is implemented and the adjustments are made, we expect our 50% ownership share of ULA’s net assets will exceed the book value of our investment by approximately $395 million, which we would recognize ratably over 10 years in other income and expenses. ULA did not have a material impact on our results of operations, financial position or cash flows during the first six months of 2007.

Both we and Boeing also have agreed to provide up to $225 million in additional funding to ULA. As of June 30, 2007, we had provided $3 million of additional funding to ULA.

Lockheed Martin Corporation

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 30, 2007, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures based on LIBOR for a fixed interest rate through August 15, 2008. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates. We have designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement and in subsequent periods, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the statement of earnings. We determined that the hedging relationship remained effective at June 30, 2007. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At June 30, 2007, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At June 30, 2007, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter and six months then ended, were not material.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of June 30, 2007. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on pages 16 through 17 and pages 18 through 24, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2006; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21 through 32 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements of the Unaudited Consolidated Financial Statements on page 10 and pages 10 through 14, respectively, included in this Form 10-Q.

Our actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. The forward-looking statements contained in this Form 10-Q speak only as of the date of its filing. We expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-Q to reflect subsequent events that have occurred, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

Lockheed Martin Corporation

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2006 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K), or arising in the ordinary course of business. In the opinion of management and in-house counsel, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on our consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 6 – Legal Proceedings and Contingencies” on pages 10 through 14 of this Form 10-Q.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about our purchases during the three-month period ended June 30, 2007 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)

April 2007	2,950,800	$96.15	2,950,800	23,797,386

May 2007	2,098,060	$96.04	2,098,060	21,699,326

June 2007	1,761,595	$96.21	1,761,595	19,937,731

(1)	We repurchased a total of 6,810,455 shares of our common stock during the quarter ended June 30, 2007 under a share repurchase program that we announced in October 2002.

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

Item 3. Defaults Upon Senior Securities.

None.

Lockheed Martin Corporation

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2007, we held our Annual Meeting of Stockholders. A description of matters voted upon by stockholders at that meeting, and the results of such votes, were disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 27, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1	Amendment to Five-Year Credit Agreement, dated as of June 27, 2007, among Lockheed Martin Corporation and the Banks listed therein

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2007

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Christopher E. Kubasik

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Christopher E. Kubasik

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date:	July 26, 2007	by:	/s/ Martin T. Stanislav
Martin T. Stanislav Vice President and Controller (Chief Accounting Officer)