Form 10-Q
period 2007-09-30
LOCKHEED MARTIN CORP
filed 2007-10-26
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007
Common stock, $1 par value	413,148,976

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions, except per share data)
Net sales
Products	$9,237	$8,137	$26,078	$24,703
Services	1,858	1,468	4,943	4,077

	11,095	9,605	31,021	28,780

Cost of sales
Products	8,157	7,372	23,284	22,390
Services	1,708	1,284	4,394	3,586
Unallocated Corporate costs	84	146	233	401

	9,949	8,802	27,911	26,377

	1,146	803	3,110	2,403
Other income and expenses, net	17	48	202	281

Earnings from operations	1,163	851	3,312	2,684
Interest income	35	54	139	135

Earnings before interest expense and income taxes	1,198	905	3,451	2,819
Interest expense	79	90	265	276

Earnings before income taxes	1,119	815	3,186	2,543
Income tax expense	353	186	952	743

Net earnings	$766	$629	$2,234	$1,800

Earnings per common share:
Basic	$1.85	$1.48	$5.35	$4.19

Diluted	$1.80	$1.46	$5.21	$4.12

Cash dividends per common share	$0.35	$0.30	$1.05	$0.90

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited) September 30, 2007	December 31, 2006
	(In millions)
Assets
Current assets:
Cash and cash equivalents	$3,094	$1,912
Short-term investments	335	381
Receivables	4,937	4,595
Inventories	1,387	1,657
Deferred income taxes	834	900
Other current assets	487	719

Total current assets	11,074	10,164

Property, plant and equipment, net	4,071	4,056
Goodwill	9,369	9,250
Purchased intangibles, net	502	605
Prepaid pension asset	250	235
Deferred income taxes	1,736	1,487
Other assets	2,785	2,434

	$29,787	$28,231

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,964	$2,221
Customer advances and amounts in excess of costs incurred	4,272	3,856
Salaries, benefits and payroll taxes	1,694	1,584
Current maturities of long-term debt	104	34
Other current liabilities	1,857	1,858

Total current liabilities	9,891	9,553

Long-term debt, net	4,303	4,405
Accrued pension liabilities	3,555	3,025
Other postretirement benefit liabilities	1,481	1,496
Other liabilities	3,129	2,868

Stockholders’ equity:
Common stock, $1 par value per share	411	421
Additional paid-in capital	—	755
Retained earnings	10,605	9,269
Accumulated other comprehensive loss	(3,588)	(3,561)

Total stockholders’ equity	7,428	6,884

	$29,787	$28,231

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(In millions)
Operating Activities:
Net earnings	$2,234	$1,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	454	429
Amortization of purchased intangibles	117	118
Changes in operating assets and liabilities:
Receivables	(332)	(87)
Inventories	274	(109)
Accounts payable	(264)	(95)
Customer advances and amounts in excess of costs incurred	412	608
Other	926	786

Net cash provided by operating activities	3,821	3,450

Investing Activities:
Expenditures for property, plant and equipment	(480)	(453)
Sale of short-term investments, net	46	34
Acquisitions of businesses / investments in affiliates	(325)	(1,083)
Divestitures of businesses / investments in affiliates	26	180
Other	(43)	88

Net cash used for investing activities	(776)	(1,234)

Financing Activities:
Issuances of common stock and related amounts	414	688
Repurchases of common stock	(1,805)	(1,918)
Common stock dividends	(440)	(389)
Premium and transaction costs for debt exchange	—	(353)
Repayments of long-term debt	(32)	(200)

Net cash used for financing activities	(1,863)	(2,172)

Net increase in cash and cash equivalents	1,182	44
Cash and cash equivalents at beginning of period	1,912	2,244

Cash and cash equivalents at end of period	$3,094	$2,288

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year. We have reclassified certain amounts presented for prior periods to conform to the 2007 presentation, including those related to the separate presentation of interest income and the realignment of our business segments.

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

We have $1.0 billion of floating rate convertible debentures issued and outstanding that also can potentially have a dilutive effect on our earnings per share calculations. The debentures are convertible by holders into shares of our common stock on a contingent basis per the terms of the indenture agreement. The debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during the previous quarter, or unless certain other events occur. The conversion price was $73.25 per share at September 30, 2007, and is expected to change over time as described in the indenture agreement. The price of our common stock exceeded 130% of the conversion price for the specified period of time during the third quarter of 2007, and therefore holders of the debentures may elect to convert them during the fourth quarter of 2007.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash or common stock. Though we have retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the conversion obligations in excess of the accreted principal amount, and requires that those shares be included in our calculation of weighted average common shares outstanding for diluted earnings per share computation without regard to the convertibility by the bondholders. The number of shares included in the computation at September 30, 2007 did not have a material impact on earnings per share.

Unless otherwise noted, we present all per share amounts cited in these financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions, except per share data)

Net earnings for basic and diluted computations	$766	$629	$2,234	$1,800

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	413.5	424.3	417.2	429.7
Dilutive stock options, restricted stock and convertible securities	11.0	7.6	11.3	7.1

Average number of common shares outstanding for diluted computations	424.5	431.9	428.5	436.8

Earnings per common share
Basic	$1.85	$1.48	$5.35	$4.19

Diluted	$1.80	$1.46	$5.21	$4.12

NOTE 3 – INVENTORIES

	September 30, 2007	December 31, 2006
	(in millions)
Work in process, primarily related to long-term contracts and programs in progress	$3,687	$3,857
Less customer advances and progress payments	(2,695)	(2,704)

	992	1,153
Other inventories	395	504

	$1,387	$1,657

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

The liability for unrecognized tax benefits related to permanent and temporary tax adjustments, exclusive of interest, was $215 million at September 30, 2007 and $266 million at January 1, 2007, after the adjustment to the beginning balance of retained earnings. The net decrease in the liability of $51 million since the date of adoption primarily resulted from the following:

Balance at January 1, 2007	$266

Increase (decrease) related to tax positions in prior years:
Recognition of benefits due to closure of IRS exam	(51)
Unrecognized tax benefits arising from acquisition activity	28
Tax positions related to the current year	54
Decreases related to settlements with taxing authorities	(82)

Balance at September 30, 2007	$215

The closure of the Internal Revenue Service (IRS) examinations in the first quarter of 2007 included resolution of uncertain tax positions associated with the 2003 and 2004 audit years and claims we filed for additional extraterritorial income tax benefits for years prior to 2005. As a result, we recognized additional tax benefits and reduced our income tax expense in the first quarter of 2007 by $59 million ($0.14 per share), including related interest.

At September 30, 2007, the amount of unrecognized tax benefits for permanent tax adjustments that, if recognized, would affect the effective tax rate, was $157 million. Over the next year, we do not expect a significant increase or decrease in the unrecognized tax benefits recorded as of September 30, 2007. In the ordinary course of business, we may take new tax positions that could increase or decrease unrecognized tax benefits in future periods.

We record interest or penalties related to income taxes as a component of income tax expense in our financial statements. The amount of net interest recognized during the quarter and nine month periods ended September 30, 2007 and 2006, as well as the amount of interest accrued at September 30, 2007, was not material. No penalties were recorded in those periods.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Defined benefit pension plans
Service cost	$215	$224	$646	$672
Interest cost	408	389	1,223	1,168
Expected return on plan assets	(512)	(480)	(1,544)	(1,446)
Amortization of prior service cost	22	20	67	60
Recognized net actuarial losses	42	83	126	250

Total net pension expense	$175	$236	$518	$704

Retiree medical and life insurance plans
Service cost	$12	$14	$38	$42
Interest cost	47	48	142	143
Expected return on plan assets	(36)	(30)	(109)	(90)
Amortization of prior service cost	(6)	(5)	(18)	(17)
Recognized net actuarial losses	5	11	16	34

Total net postretirement expense	$22	$38	$69	$112

In 2006, we made discretionary prepayments totaling $594 million to our defined benefit pension plans’ trust and $130 million to our retiree medical plans. These prepayments will reduce our cash funding requirements for 2007 and 2008. In 2007, we do not expect that there will be any required contributions to the defined benefit pension plans’ trust and expect to make required contributions of approximately $165 million for retiree medical and life insurance plans, after giving consideration to the 2006 prepayments. During the first nine months of 2007, there were no contributions to the defined benefit pension plans’ trust, and we contributed $85 million to the retiree medical and life insurance plans.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items, which have been previously reported.

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

On March 27, 2006, we received a subpoena issued by a grand jury in the United States District Court for the Northern District of Ohio. The subpoena requests documents related to our application for patents issued in the United States and the United Kingdom relating to a missile detection and warning technology. In August 2007, the investigation was closed, with no charges to be filed.

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

Nine lawsuits were filed against us as a result of an incident in July 2003 at our aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven employees and the wounding of eight others. Claims were brought against us by the estates of deceased employees, wounded employees, and employees and their relatives who

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

claimed, among other things, tort and race discrimination causes of action. All claims have been settled or dismissed by the U.S. District Court for the Southern District of Mississippi. Appeals of substantially all of the dismissals are pending before the U.S. Court of Appeals for the Fifth Circuit.

On October 19, 2005, Space Exploration Technologies Corporation (SpaceX) filed a complaint in the United States District Court for the Central District of California in Los Angeles alleging that we and Boeing violated Federal and California antitrust and other statutes by attempting and conspiring to eliminate competition in, and by monopolizing and attempting to monopolize, the government Evolved Expendable Launch Vehicle (EELV) launch vehicle market, including through the proposed formation of the United Launch Alliance L.L.C. (ULA) joint venture. SpaceX sought monetary damages and to enjoin creation of the ULA joint venture. We and Boeing moved to dismiss. On February 17, 2006, the District Court dismissed the first amended complaint. SpaceX then filed a second amended complaint. On May 12, 2006, the District Court dismissed with prejudice SpaceX’s second amended complaint for lack of jurisdiction, finding that SpaceX failed to allege a case or controversy because its inability to compete in the EELV market arises from SpaceX’s inability to offer a qualified launch vehicle and not from any actions by the defendants. SpaceX has appealed the dismissal to the United States Court of Appeals for the Ninth Circuit.

As described in the “Environmental Matters” discussion below, we are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental matters and remediation obligations.

We have been in litigation with certain residents of Redlands, California since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. On July 11, 2006, the California Court of Appeal dismissed the plaintiffs’ punitive damages claim. Proceedings in the trial court have resumed, but a trial date has not been set.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. Environmental cleanup activities usually span several years, which makes estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these factors in estimates of the timing and amount of any future costs that may be required for remediation actions; we do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. At September 30, 2007 and December 31, 2006, the aggregate amount of liabilities recorded relative to environmental matters was $571 million and $475 million. We have recorded assets totaling $464 million and $386 million at September 30, 2007 and December 31, 2006 for the portion of environmental costs that are probable of future recovery in the pricing of our products and services on U.S. Government contracts.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In cases where the time period required to perform remediation activities at a particular environmental site cannot be estimated by reference to agreements or otherwise, we project costs over an appropriate time frame not to exceed 20 years. We cannot reasonably determine the extent of our financial exposure in all cases at this time. We also are pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents and have submitted a plan approved by the Regional Board to maintain public water supplies with respect to chlorinated solvents during the investigation. Following further study of perchlorate health effects by both the National Academy of Sciences and the U.S. Environmental Protection Agency, California reaffirmed a six parts per billion (ppb) public health goal for perchlorates in March 2005, and recently adopted six parts per billion as California’s drinking water standard effective October 18, 2007. Because we anticipated that this would become the legally enforceable standard, we have been implementing our preliminary remediation plans to achieve the six parts per billion level. We will now prepare and submit a formal remedial action plan based on this standard, and currently do not expect that the submission of that plan will have a material impact on our financial position, results of operations or cash flows.

We also are conducting remediation activities under various consent decrees and orders relating to soil or groundwater contamination at certain sites of former operations, including sites in Burbank and Glendale, California and Great Neck, New York. Under the Burbank and Glendale orders, we are obligated to construct and fund the operations of soil and groundwater treatment facilities, among other things. Responsibility for the long-term operation of the Burbank and Glendale facilities has been assumed by those localities. In addition, under an agreement related to the Burbank and Glendale remediation activities, the U.S. Government reimburses us an amount equal to 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.4 billion at September 30, 2007 and December 31, 2006. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Sale of International Launch Services

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006, we continue to be responsible for refunding customer advances to certain customers if launch services are not provided and ILS does not refund the advance. The amount we could be required to pay is expected to increase over

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, but is reduced by the occurrence of those launches. At September 30, 2007, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $228 million. That amount may be partially mitigated by approximately $62 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur.

Our balance sheet at September 30, 2007 included current and noncurrent assets relating to LKEI and ILS totaling $153 million, and current and noncurrent liabilities totaling $213 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev State Research and Production Space Center, the manufacturer of the launch vehicles and provider of the launch services, for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact resulting from our inability to realize the assets related to LKEI and ILS would be partially mitigated by our not recognizing the $60 million deferred net gain on the transaction.

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

In July 2007, we reached agreement with Boeing with respect to resolution of the final working capital and the value of the launch vehicle support contracts that we each contributed to form ULA. In August 2007, we and Boeing received all necessary approvals from the Compliance Officer pursuant to the terms of the Consent Order with the U.S. Federal Trade Commission and the terms of the agreement. Subsequently, we made additional contributions to ULA in respect of the working capital adjustment totaling $177 million. That amount was paid in the third quarter and recorded as an increase in our investment in ULA. ULA also conformed the accounting policies of the contributed businesses. The adoption of conformed accounting policies affected the book value of the assets and liabilities that each of us contributed and resulted in adjustments to ULA’s balance sheet as of December 1, 2006.

After the agreement was implemented and the adjustments were recorded, our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing ratably over 10 years in other income and expenses. ULA did not have a material impact on our results of operations, financial position or cash flows during the first nine months of 2007.

In connection with the formation of ULA, we and Boeing each committed to provide up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

either case, to the extent necessary for ULA to meet its working capital needs. We agreed to provide this support for at least five years, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing have put into place a revolving credit agreement with ULA. At September 30, 2007, we had made $3 million in payments under our capital contribution commitment, and no amounts had been drawn on the revolving credit agreement. In addition, both we and Boeing have cross-indemnified each other related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain of its launch service contracts. We believe ULA will be able to fully perform its obligations and that it will not be necessary to make payments under the cross-indemnities.

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

In the following table relative to the caption “Segment operating profit,” which we define for segment reporting purposes as earnings before interest expense and income taxes, total segment operating profit of the business segments is reconciled to the consolidated total of earnings before interest expense and income taxes. The reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see discussion below), interest income, costs for certain stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. The table related to “Assets” is also reconciled to the consolidated total.

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

Selected Financial Data by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Net sales
Aeronautics	$3,342	$2,983	$9,299	$8,810
Electronic Systems	2,827	2,576	8,269	7,727
Information Systems & Global Services	2,713	2,191	7,378	6,318
Space Systems	2,213	1,855	6,075	5,925

Total	$11,095	$9,605	$31,021	$28,780

Segment operating profit
Aeronautics	$414	$316	$1,091	$838
Electronic Systems	349	278	1,057	906
Information Systems & Global Services	247	205	679	580
Space Systems	222	176	622	558

Total business segments	1,232	975	3,449	2,882
Unallocated Corporate expense, net	(34)	(70)	2	(63)

Earnings before interest expense and income taxes	$1,198	$905	$3,451	$2,819

Intersegment revenue (a)
Aeronautics	$45	$42	$117	$122
Electronic Systems	159	131	427	408
Information Systems & Global Services	280	269	809	834
Space Systems	38	34	111	102

Total	$522	$476	$1,464	$1,466

(a)

Intercompany transactions between segments are eliminated in consolidation and therefore excluded from the net sales and operating profit amounts presented above. These transactions are generally on terms and conditions that are similar to other government and commercial customers.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	September 30, 2007	December 31, 2006
	(In millions)

Assets
Aeronautics	$2,880	$3,140
Electronic Systems	8,106	8,217
Information Systems & Global Services	7,420	7,054
Space Systems	3,127	2,913

Total business segments	21,533	21,324
Corporate activities (a)	8,254	6,907

Total	$29,787	$28,231

(a)	Assets primarily include cash, short-term investments, deferred income taxes and the prepaid pension asset.

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

Long-term Debt

In the third quarter of 2007, the price of our common stock exceeded 130% of the $73.25 conversion price for the specified period of time, and therefore holders of the debentures may elect to convert them during the quarter ending December 31, 2007 (see Note 2). The right to convert the debentures based on our stock price is re-evaluated each quarter. We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash or common stock. We have continued to classify the debentures as long-term based on our ability and intent to maintain the debt outstanding for at least one year. Our ability to do so is demonstrated by our $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility on September 30, 2007.

In August 2006, we issued $1.1 billion of new 6.15% Notes due 2036 (the New Notes). The New Notes were issued in exchange for certain other of our then outstanding debt securities, and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the previous notes. The cash consideration of $343 million, which is included in the statement of cash flows in financing activities, is being amortized over the life of the New Notes as a discount, using an effective interest method, and recorded in interest expense. The New Notes are included on our balance sheet net of the unamortized discount under the caption long-term debt, net. The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and were recorded in other income and expenses. They reduced net earnings by $11 million ($0.03 per share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stockholders’ Equity

Share Repurchase Program

We used cash to repurchase common shares during the first nine months of both 2007 and 2006 as follows:

•	In the first nine months of 2007, $1,805 million was used to repurchase 18.6 million common shares in transactions that were executed and settled during the nine month period; and

•

In the first nine months of 2006, $1,907 million was used to repurchase 25.3 million common shares in transactions that were executed and settled during the nine month period, and an additional $11 million was paid for 0.2 million common shares purchased in 2005 that were settled in January 2006.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $315 million recorded as a reduction of retained earnings.

We made purchases under our share repurchase program which provides for the repurchase of up to 128 million shares of our common stock from time-to-time at management’s discretion, including 20 million additional shares that our Board authorized for repurchase under the program in September 2007. As of September 30, 2007, we had repurchased a total of 92 million shares under the program, and there remained approximately 36 million shares that may be repurchased in the future.

Dividends

During the quarter and nine months ended September 30, 2007, we declared and paid quarterly dividends that totaled $0.35 per share and $1.05 per share. In addition, we declared our fourth quarter 2007 dividend of $0.42 per share in the third quarter which was recorded as a current liability and a reduction of retained earnings. This dividend is payable in December 2007. During the quarter and nine months ended September 30, 2006, we declared and paid quarterly dividends of $0.30 per share. In addition, we declared our fourth quarter 2006 dividend of $0.35 per share in the third quarter which was paid in December 2006.

Comprehensive Income

The components of comprehensive income for the three months and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Net earnings	$766	$629	$2,234	$1,800
Other comprehensive income (loss):
Reclassification adjustment related to available-for-sale investments	—	—	—	(93)
Other	(31)	(6)	(27)	(20)

	(31)	(6)	(27)	(113)

Comprehensive income	$735	$623	$2,207	$1,687

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Other primarily relates to foreign currency translation adjustments and unrealized gains and losses from hedging activities. The reclassification adjustment in 2006 represents the reclassification of the unrealized gain recorded in accumulated other comprehensive income related to our investment in Inmarsat, as we realized a gain on the sale of Inmarsat shares in 2006 which is reflected in net earnings.

Acquisition Activities

In August 2007, we made an additional contribution to ULA in respect of the working capital adjustment totaling $177 million as disclosed previously. Also during the first nine months of 2007, we acquired Management Systems Designers Inc., among others, and made certain payments related to acquisitions consummated in prior years.

In the first nine months of 2006, we completed the acquisitions of Pacific Architects and Engineers Inc., Savi Technology, Inc. and Aspen Systems Corporation, each of which is included in our IS&GS segment; and ISX Corporation and HMT Vehicles, which are included in our Electronic Systems segment, among others. The aggregate cash paid for these acquisitions, as well as for amounts paid in 2006 related to acquisitions completed in 2005, was $1.1 billion. These acquisitions were not material to our consolidated results of operations for the quarter and nine months ended September 30, 2006.

Income Tax and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $861 million and $796 million during the nine month periods ended September 30, 2007 and 2006. Our total interest payments were $218 million and $226 million during the same respective periods.

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of September 30, 2007, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Corporation’s management.

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

October 23, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2007

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

The following discussion should be read along with our 2006 Form 10-K, first and second quarter 2007 Forms 10-Q filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements set forth in our statement of earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated sales and operating profit for the quarter and nine-month periods ended September 30, 2007 and 2006. For purposes of our segment reporting, we define segment operating profit as earnings before interest expense and income taxes. All references to operating profit in the following discussion refer to segment operating profit. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Most of our services sales are generated in our Information Systems & Global Services segment.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Net sales for the third quarter of 2007 were $11.1 billion, a 16% increase over the third quarter 2006 sales of $9.6 billion. Net sales for the nine months of 2007 were $31.0 billion, an 8% increase over the $28.8 billion recorded in the comparable 2006 period. Sales increased during the quarter and nine months ended September 30, 2007 from the comparable 2006 period in every business segment.

Other income and expenses, net was $17 million for the third quarter of 2007 compared to $48 million recorded in the comparable 2006 period. The decrease was primarily due to lower equity earnings in affiliates in 2007 compared to 2006 and the recognition of a $31 million gain in 2006 associated with the sale of land.

Other income and expenses, net was $202 million for the nine months ended September 30, 2007 compared to $281 million recorded in the comparable 2006 period. The decrease was primarily due to the contributions of various activities occurring in the comparable nine-month periods. In 2007, we recognized a $25 million gain from the sale of our remaining 20% interest in Comsat International, a $25 million gain from a land sale, and $21 million of earnings from the reversal of legal reserves from the settlement of certain litigation claims. In 2006, we recognized a $127 million gain from the sale of Inmarsat stock, a $23 million gain from the sale of the assets of Space Imaging LLC and $51 million of gains from land sales. The higher aggregate gain from these activities in 2006 was partially offset by increased equity earnings in affiliates in 2007.

State income taxes are included in our operations as general and administrative costs and, in accordance with U.S. Government regulations, are allowable in establishing prices for our products and services. Accordingly, a substantial portion of state income taxes is included in our sales and cost of sales. As a result, the impact on our operating profit of certain transactions and other matters disclosed in this Form 10-Q is disclosed net of state income taxes.

Earnings before interest expense and income taxes for the third quarter of 2007 was $1,198 million, an increase of 32% from the $905 million recorded in the comparable 2006 period. Earnings before interest expense and income taxes for the nine months ended September 30, 2007 was $3,451 million, a 22% increase over the $2,819 million recorded in the comparable 2006 period. Segment operating profit increased during both periods ended September 30, 2007 from the comparable 2006 periods in every business segment.

Interest expense for the third quarter and nine months ended September 30, 2007 was $79 million and $265 million, representing a decrease of $11 million from each of the comparable periods in 2006. This decrease was mainly driven by lower interest expense associated with the September 2006 debt exchange, and lower interest accruals related to payments due for acquisitions consummated in prior years.

The Corporation’s effective income tax rates were 31.5% and 29.9% for the quarter and nine months ended September 30, 2007, and 22.8% and 29.2% for comparable 2006 periods. The effective rates for all periods were lower than the statutory rate of 35% due to tax deductions for U.S. manufacturing activities and dividends related to our employee stock ownership plan. For 2007, income tax expense declined by $59 million due to the completion of an IRS audit in the first quarter of 2007. Additionally, tax benefits related to export sales, including a refund claim for additional benefits in prior years, reduced income tax expense by $62 million in the third quarter of 2006.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Net earnings for the third quarter of 2007 were $766 million ($1.80 per share) compared to $629 million ($1.46 per share) reported in the third quarter of 2006. Net earnings for the nine months ended September 30, 2007 were $2,234 million ($5.21 per share) compared to $1,800 million ($4.12 per share) reported in the comparable 2006 period.

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

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Net sales	$3,342	$2,983	$9,299	$8,810
Operating profit	$414	$316	$1,091	$838

Net sales for Aeronautics increased by 12% for the quarter and 6% for the nine months ended September 30, 2007 from the comparable 2006 periods. Sales increased in all three lines of business in both periods. The increase in Combat Aircraft was primarily due to higher volume on the F-22, F-16 and F-35 programs. The increase in Air Mobility was primarily due to higher volume on the C-130J and other air mobility programs. The increase in Other Aeronautics Programs was mainly due to higher volume in sustainment services activities.

Segment operating profit for Aeronautics increased by 31% for the quarter and 30% for the nine months ended September 30, 2007 from the comparable 2006 periods. During the quarter, operating profit increases in Combat Aircraft more than offset declines in Air Mobility. In Combat Aircraft, the growth was mainly due to higher volume and improved performance on the F-22 and F-16 programs. The decrease in Air Mobility was attributable to C-130J support activities. For the nine month period, operating profit increased in Combat Aircraft due to higher volume and improved performance on the F-22 and F-16 programs, and Air Mobility increased due to improved performance on C-130 and other Air Mobility programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Net sales	$2,827	$2,576	$8,269	$7,727
Operating profit	$349	$278	$1,057	$906

Net sales for Electronic Systems increased by 10% for the quarter and 7% for the nine months ended September 30, 2007 from the comparable 2006 periods. During the quarter, sales increases at Missiles & Fire Control (M&FC) and Maritime Systems & Sensors (MS2) were partially offset by declines at Platform, Training & Energy (PT&E). The increases were primarily driven by higher volume in air defense programs and fire control systems at M&FC and radar and undersea systems at MS2. The declines at PT&E were mainly due to lower volume in distribution technologies activities. For the nine months ended September 30, 2007, sales increased in all three lines of business: M&FC due to higher volume in air defense programs and fire control systems; MS2 mainly due to undersea and radar systems activities; and PT&E primarily due to platform integration activities.

Segment operating profit for Electronic Systems increased by 26% for the quarter and 17% for the nine months ended September 30, 2007 from the comparable 2006 periods. Operating profit increased for all three lines of business in both periods: M&FC mainly due to higher volume and improved performance in fire control programs; MS2 due to improved performance on tactical systems activities; and PT&E primarily due to higher volume and improved performance on platform integration activities.

Information Systems & Global Services

Information Systems & Global Services’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Net sales	$2,713	$2,191	$7,378	$6,318
Operating profit	$247	$205	$679	$580

Net sales for IS&GS increased by 24% for the quarter and 17% for the nine months ended September 30, 2007 from the comparable 2006 periods. Sales increased in all three lines of business for the quarter and nine month periods. Global Services’ growth was principally due to the acquisition of Pacific Architects and Engineers Inc. (PAE) in September 2006. The increase in Mission Solutions was primarily driven by higher volume in missions & combat support solutions activities and mission services. The increase in Information Systems was due to organic growth in information technology and the acquisition of Management Systems Designers Inc. (MSD) in February 2007.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Segment operating profit for IS&GS increased by 20% for the quarter and 17% for the nine months ended September 30, 2007 from the comparable 2006 periods. Operating profit increased for the quarter in Mission Solutions and Global Services, while Information Systems was relatively unchanged between the periods. The increase in Mission Solutions was primarily driven by higher volume in mission & combat support solutions and aviation solutions activities. The increase in operating profit at Global Services was mainly due to the PAE acquisition. For the nine month period, operating profit increased in all three lines of business. Mission Solutions and Global Services operating profit increased primarily due to the activities described above. Information Systems growth was primarily due to higher volume of systems integration activities and the acquisition of MSD.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

Net sales	$2,213	$1,855	$6,075	$5,925
Operating profit	$222	$176	$622	$558

Net sales for Space Systems increased by 19% for the quarter and 3% for the nine months ended September 30, 2007 from the comparable 2006 periods. For both periods, the sales increases were primarily driven by growth in Satellites and Strategic & Defensive Missile Systems (S&DMS), which were partially offset by declines in Space Transportation. In Satellites, higher sales in the quarter were driven by increases in both commercial and government satellite activities. For the nine month period, higher volume in government satellite activities more than offset decreases in commercial satellite activities. There were two commercial satellite deliveries in the third quarter and three in the nine month period of 2007 compared to one delivery in the third quarter and four in the nine month period of 2006. The S&DMS growth during the quarter and nine month periods was primarily driven by higher volume in strategic missile programs. The sales decline in Space Transportation during 2007 was expected given the divestiture of the International Launch Services business and the formation of the United Launch Alliance L.L.C. (ULA) joint venture in the fourth quarter of 2006. The Corporation no longer records sales on Atlas launch vehicles and related support to the U.S. Government, as ULA is accounted for under the equity method of accounting.

Segment operating profit for Space Systems increased by 26% for the quarter and 11% for the nine months ended September 30, 2007 from the comparable 2006 periods. For both periods, operating profit increases in Satellites and S&DMS activities more than offset declines in Space Transportation. In Satellites, the operating profit increase for

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

the quarter and nine month period was primarily attributable to higher volume and improved performance on government satellite activities and improved performance on commercial satellite activities. The S&DMS growth was primarily driven by higher volume and improved performance on strategic missile programs. In Space Transportation, the decline in operating profit during 2007 from the three and nine month periods of 2006 was mainly due to a charge recognized by ULA in the third quarter of 2007 for an asset impairment on the Delta II medium lift launch vehicles. The decline also reflects benefits recognized in 2006 from risk reduction activities, including the definitization of the Evolved Expendable Launch Vehicle Launch Capabilities contract and other performance improvements on the Atlas program, with no similar items recognized in the comparable period in 2007. The decline in Space Transportation operating profit was partially offset in both periods by higher volume on the Orion program.

Net Unallocated Corporate Income (Expense), Net

The following table shows the components of net unallocated Corporate income (expense), net. For a discussion of the FAS/CAS pension adjustment and other types of items included in net unallocated Corporate income (expense), net, see Note 7 to the financial statements in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

FAS/CAS pension adjustment	$(18)	$(70)	$(46)	$(206)
Stock compensation expense	(34)	(26)	(116)	(83)
Items not considered in segment operating performance	—	15	71	185
Other, net	18	11	93	41

	$(34)	$(70)	$2	$(63)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)

FAS 87 expense	$(175)	$(236)	$(518)	$(704)
Less CAS cost	(157)	(166)	(472)	(498)

FAS/CAS pension adjustment – expense	$(18)	$(70)	$(46)	$(206)

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach promulgated by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For purposes of segment reporting, the following items were included in unallocated Corporate income (expense), net for the quarters and nine months ended September 30, 2007 and 2006:

Third Quarter 2007 – None

First and Second Quarters of 2007 –

•	A gain, net of state income taxes, of $25 million related to the sale of our remaining 20% interest in Comsat International;

•	A gain, net of state income taxes, of $25 million related to the sale of certain surplus land in California; and

•

Earnings, net of state income taxes, of $21 million from the reversal of legal reserves following the settlement of certain litigation related to a waste remediation contract with the Department of Energy.

On an aggregate basis, these items increased our net earnings by $46 million ($0.11 per share) during the nine months ended September 30, 2007. The first quarter of 2007 also was favorably affected by the closure of certain Internal Revenue Service (IRS) examinations disclosed previously (see Note 4) which resulted in a reduction in our first quarter 2007 income tax expense of $59 million ($0.14 per share). On a combined basis, these items increased net earnings for the first nine months of 2007 by $105 million ($0.25 per share).

Third Quarter 2006 –

•	A gain, net of state income taxes, of $31 million related to the sale of certain surplus land in Florida;

•	Expenses, net of state income tax benefits, of $16 million associated with the debt exchange;

First and Second Quarters of 2006 –

•	A gain, net of state income taxes, of $20 million related to the sale of certain surplus land in California;

•	A gain, net of state income taxes, of $127 million related to the sale of 21 million of our shares of Inmarsat; and

•	A gain, net of state income taxes, of $23 million related to the sale of the assets of Space Imaging, LLC.

On a net basis, these items increased our net earnings by $9 million ($0.02 per share) and $120 million ($0.27 per share) during the quarter and nine months ended September 30, 2006. Net earnings for the quarter and nine month periods in 2006 were also impacted by the tax benefit related to claims filed with the IRS for additional export tax benefits for sales in previous years, which decreased income tax expense by $62 million ($0.14 per share).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

LIQUIDITY AND CASH FLOWS

We have a balanced cash deployment strategy to enhance shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we invest in our business (e.g., capital expenditures, independent research and development), make selected acquisitions of businesses, repurchase shares, periodically increase our dividends and reduce our debt. The following provides an overview of our execution of this strategy during the nine month periods ended September 30, 2007 and 2006.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $3,821 million, $371 million higher than the same period in 2006. The increase was primarily attributable to an increase in net earnings of $434 million during the nine month period of 2007 as compared to 2006. The focus on improving our management processes continued to contribute to the aggregate cash inflows from operating working capital accounts (receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred) this year, resulting in inflows of approximately $90 million for the nine month period of 2007 as compared to inflows of $317 million during the nine month period of 2006. The cash inflows from operating working capital were lower by $227 million between the periods. The timing of payments for various other operating activities accounted for the remaining increase in cash when comparing the nine month periods of each year. Although we will continue to focus on managing working capital accounts, we do not expect the rate of improvements we have experienced in prior periods to continue.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $480 million for the first nine months of 2007 and $453 million in the comparable 2006 period. We expect our annual capital expenditures over the next three years to exceed 2006 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our financial targets and disciplined growth strategy. We paid $325 million in the first nine months of 2007 and $1,083 million in the comparable 2006 period related to acquisition and joint venture activities. The 2007 amount includes $177 million that was paid to United Launch Alliance to finalize our contribution amount (see Note 6).

We received proceeds of $26 million in the nine month period of 2007 related to the sale of our remaining 20% interest in Comsat International and $180 million in the comparable 2006 period from divestiture activities, including the sale of our shares in Inmarsat stock and the sale of the assets of Space Imaging, LLC.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock during the first nine months of 2007 related to the exercise of stock options and associated tax benefits totaled $414 million, compared to $688 million during the same period in 2006. Those activities resulted in the issuance of 6.4 million shares and 12.5 million shares during the respective periods.

We used $1,805 million and $1,918 million of cash to repurchase common shares during the first nine months of 2007 and 2006 (see Note 8). These purchases were made under our share repurchase program. As of September 30, 2007, we had repurchased a total of 92 million shares under the program, and there remained approximately 36 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended September 30, 2007.

Shareholders were paid dividends of $440 million in the nine months of 2007, compared to $389 million in the comparable period of 2006. We paid quarterly dividends of $0.35 per share in 2007, compared to $0.30 per share in 2006. In September 2007, our board of directors authorized an increase in our quarterly dividend to $0.42 per share from $0.35 per share beginning in the fourth quarter of 2007.

Issuance and repayment of long-term debt – Cash provided from operations has been our principal source of funds to reduce our long-term debt. We used $32 million during the first nine months of 2007 for repayments of long-term debt. During the comparable period of 2006, we paid $353 million to complete the exchange of debt and $200 million related to scheduled debt repayments.

CAPITAL RESOURCES

At September 30, 2007, our total long-term debt amounted to $4.4 billion, down $32 million from the December 31, 2006 balance. Our long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR; however, at September 30, 2007, we had an agreement in place to swap variable interest rates on the debentures for fixed interest rates. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates. Our debt-to-total capital ratio decreased to 37% at September 30, 2007 from 39% at December 31, 2006. We held cash and cash equivalents of approximately $3.1 billion and short-term investments of $335 million at September 30, 2007.

In August 2006, we issued $1.1 billion of new 6.15% Notes due 2036 (the New Notes). The New Notes were issued in exchange for a portion of certain then outstanding debt securities and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the previous notes. The cash consideration of $343 million is being amortized over the life of the New Notes as a discount, using an effective interest method, and recorded in interest expense. The New Notes are included on our balance sheet net of the unamortized discount.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

Our stockholders’ equity amounted to $7.4 billion at September 30, 2007, an increase of $544 million from December 31, 2006. The following items were the key drivers of the increase:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Other	Total
	(In millions)

Balance at December 31, 2006	$421	$755	$9,269	$(3,561)	$6,884

Adoption of FIN 48 (1)	—	—	31	—	31
Net earnings	—	—	2,234	—	2,234
Common stock dividends declared (2)	—	—	(614)	—	(614)
Stock-based awards and ESOP activity (3)	9	716	—	—	725
Common stock repurchases (4)	(19)	(1,471)	(315)		(1,805)
Other comprehensive loss	—	—	—	(27)	(27)

Net activity	(10)	(755)	1,336	(27)	544

Balance at September 30, 2007	$411	$—	$10,605	$(3,588)	$7,428

(1)	At January 1, 2007, we recognized a $31 million noncash adjustment related to the adoption of FIN 48.

(2)

During nine month period, we declared and paid quarterly dividends of $0.35 per share. In addition, we declared our fourth quarter 2007 dividend of $0.42 per share in the third quarter which was recorded as a current liability and a reduction of retained earnings. This dividend is payable in December 2007.

(3)	Common stock and additional paid-in capital include amounts related to the exercise of 6.4 million stock options, resulting in the issuance of a like number of common shares.

(4)

Due to the volume of repurchases under our share repurchase program, the amount of additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value recorded as a reduction in retained earnings.

At September 30, 2007, we had in place a $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility at September 30, 2007.

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

During the nine months ended September 30, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

OTHER MATTERS

Employee Benefit Plans

As disclosed in our 2006 Form 10-K, we adopted Statement of Financial Accounting Standards (FAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) in December 2006, which resulted in a reduction in stockholders’ equity of $3,069 million. The net impact of the adjustments recorded under FAS 87, Employers’ Accounting for Pensions and under FAS 158 was to reduce our stockholders’ equity by $1,883 million at December 31, 2006.

Based on the current market performance and our preliminary analysis, we are projecting that the discount rate assumption to be used for year-end 2007 reporting purposes may be higher than the rate used at the end of 2006. The discount rate is a key assumption in the calculation of the benefit obligation, and is reviewed annually based on changes in interest rates. The discount rate reflects yields on AA (or higher rated) corporate bonds as of December 31 of each year. An increase in the discount rate from year to year will decrease the benefit obligation, while a decrease will increase the benefit obligation. Changes in the benefit obligation due to changes in the discount rate are reflected as adjustments to unrecognized net actuarial losses, which is recorded as an adjustment in stockholders’ equity as a component of other comprehensive income. This adjustment is amortized over time as part of future years’ postretirement benefit plan expense.

The discount rate assumption used at the end of 2006 was 5.875%. Based on our current projections, we anticipate that the discount rate at December 31, 2007 could be 6.25%. If we were to use that rate, we estimate that the after-tax

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

impact of the decrease in the benefit obligation related to the change in unrecognized net actuarial losses could increase our stockholders’ equity by a range of $1.1 billion to $1.2 billion. We will not finalize our postretirement benefit plan assumptions until year-end consistent with our December 31, 2007 measurement date.

Changes in the discount rate, as well as the difference between the actual return on plan assets for a given year and the assumed rate of return, may also affect the subsequent year’s pension plan expense. If we were to use a discount rate of 6.25% as indicated above and an actual year-to-date return on plan assets of 8.50%, equal to our assumed rate of return on plan assets, we would expect our 2008 FAS/CAS pension adjustment to change by approximately $100 million to income of approximately $40 million, primarily due to a decrease in our FAS 87 pension expense. The assumptions, however, will not be finalized until year-end.

Sale of ILS

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS in 2006, we continue to be responsible for refunding customer advances to certain customers if launch services are not provided and ILS does not refund the advance (see Note 6). At September 30, 2007, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $228 million. That amount may be partially mitigated by approximately $62 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur.

Our balance sheet at September 30, 2007 included current and noncurrent assets relating to LKEI and ILS totaling $153 million, and current and noncurrent liabilities totaling $213 million, both of which will be reduced as the launch services are provided. Any potential earnings impact resulting from our inability to realize the assets related to LKEI and ILS would be partially mitigated by our not recognizing the $60 million deferred net gain on the transaction.

Investment in ULA

With regard to the formation of ULA in December 2006 and accounting for our investment (see Note 6), we reached an agreement with Boeing in July 2007 relative to the final working capital and the value of certain other assets that we and Boeing contributed to form ULA. In connection with the agreement, for which we received all necessary approvals pursuant to the terms of the Consent Order with the U.S. Federal Trade Commission and the terms of the agreement, we were required to make additional contributions to ULA in respect of the working capital adjustment totaling $177 million. We paid that amount in the third quarter and recorded it as an increase in our investment in ULA. ULA also conformed the accounting policies of the contributed businesses. The adoption of conformed accounting policies affected the book value of the assets and liabilities contributed by each of us and resulted in adjustments to ULA’s balance sheet as of December 1, 2006.

After the agreement was implemented and the adjustments were recorded, our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing ratably over 10 years in other income and expenses. ULA did not have a material impact on our results of operations, financial position or cash flows during the first nine months of 2007.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

And Results of Operations (continued)

We and Boeing also have agreed to provide up to $225 million in additional funding to ULA. As of September 30, 2007, we had provided $3 million of additional funding.

New and Proposed Accounting Standards

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which also becomes effective January 1, 2008. Under FAS 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings in each subsequent reporting period. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. We do not expect to elect the fair value option.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which is effective January 1, 2008. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, with limited exceptions. We are continuing to evaluate the requirements of the standard, but currently do not expect that it will have a material impact on our results of operations, financial position or cash flows.

In September 2007, the FASB issued a proposed rule that would change the accounting for our $1 billion of floating rate convertible debentures. The effect of the rule, if enacted as proposed, requires the proceeds from the debt issuance to be bifurcated between a debt and equity component as of the August 2003 issuance date. The equity component reflects the value of the conversion feature. The proposal calls for implementation in the first quarter of 2008 and requires the new method to be applied retrospectively. If approved as currently drafted, we would expect the proposed rule to result in immaterial changes to our previously reported balance sheets and income statements to reflect the amortization of additional interest expense over the period from August 2003 to August 2008.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2007, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures based on LIBOR for a fixed interest rate through August 15, 2008. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates. We have designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement and in subsequent periods, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the statement of earnings. We determined that the hedging relationship remained highly effective at September 30, 2007. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At September 30, 2007, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At September 30, 2007, the fair value of forward exchange contracts outstanding, as well as the amounts of gains and losses recorded during the quarter and nine months then ended, were not material.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of September 30, 2007. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to Department of Defense reviews, Congressional actions, budgetary constraints, cost-cutting initiatives, election cycles, terrorist threats and homeland security); the impact of continued military operations in Iraq and Afghanistan on funding for existing defense programs; the award or termination of contracts; return on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; materials availability and performance by key suppliers, subcontractors and customers; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets; variability in the earnings or losses recorded for joint ventures which we do not control and account for using the equity method of accounting; the future impact of legislation, changes in accounting interpretations or pronouncements, tax rules, or export policies; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government/regulatory investigations or audits, and environmental remediation efforts); the competitive environment for our products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on pages 16 through 17 and pages 18 through 24, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2006; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 34 of this Form 10-Q; and “Note 4 – Income Taxes,” “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements of the Unaudited Consolidated Financial Statements on page 9, page 10 and pages 11 through 15, respectively, included in this Form 10-Q.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 6 – Legal Proceedings and Contingencies” on pages 11 through 15 of this Form 10-Q.

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

The following table provides information about our purchases during the three-month period ended September 30, 2007 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
July 2007	1,348,800	$94.27	1,348,800	18,588,931
August 2007	1,260,600	$95.28	1,260,600	17,328,331
September 2007	1,628,100	$100.47	1,628,100	35,700,231

(1)	We repurchased a total of 4,237,500 shares of our common stock during the quarter ended September 30, 2007 under a share repurchase program that we announced in October 2002.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 128 million shares of our common stock from time-to-time, including 20 million shares approved for repurchase by our Board of Directors in September 2007. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information.

None.

Lockheed Martin Corporation

Item 6.	Exhibits

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2007

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date:	October 25, 2007	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller (Chief Accounting Officer)

