Form 10-K
period 2007-12-31
LOCKHEED MARTIN CORP
filed 2008-02-28
CIK 936468

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Approximately $38.9 billion as of June 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 408,122,756 shares outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2008 Definitive Proxy Statement are incorporated by reference in Part III of this
Form 10-K.

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2007

PART I

ITEM 1.	BUSINESS

General

Lockheed Martin Corporation principally researches, designs, develops, manufactures, integrates, operates and sustains advanced technology systems and products, and provides a broad range of management, engineering, technical, scientific, logistic and information services. We serve both domestic and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. We were formed in 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. We are a Maryland corporation.

In 2007, 84% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Sales to foreign governments (including foreign military sales funded, in whole or in part, by the U.S. Government) amounted to 13% of net sales in 2007, while 3% of our net sales were made to commercial and other customers.

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

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings. Our SEC reports can be accessed through the investor relations page of our website, www.lockheedmartin.com/investor. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Lockheed Martin.

Business Segments

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services (IS&GS) and Space Systems. This structure reflects a realignment of our operations announced in early 2007 to enhance support for critical customer missions and increase our integration of resources. The realignment included the combination of our former Information Technology & Global Services (IT&GS) and Integrated Systems & Solutions (IS&S) business segments into the new IS&GS business segment, and the following additional changes:

•	The Aircraft & Logistics Centers, which had been reported in IT&GS, became part of Aeronautics;
•

Our contract to manage the Sandia National Laboratories and our ownership in the joint venture that manages the Atomic Weapons Establishment in the United Kingdom, which had been reported in IT&GS, became part of Electronic Systems; and

•	Transportation and Security Solutions, which had been reported in Electronic Systems, became part of IS&GS.

The historical results, discussion and presentation of our business segments as set forth in this Form 10-K reflect this realignment. For more information concerning our segment presentation, including comparative segment sales, operating profits and related financial information for 2007, 2006 and 2005, see Note 15—Information on Business Segments beginning on page 90 of this Form 10-K.

Aeronautics

Aeronautics is engaged in the design, research and development, systems integration, production, sustainment, support and upgrade of advanced military aircraft, air vehicles and related technologies. Our customers include various government agencies and the military services of the United States and allied countries around the world. Major products and programs include design, development, production and sustainment of the F-35 stealth multi-role international coalition fighter; the

F-22 air dominance and multi-mission stealth fighter; the F-16 international multi-role fighter; the C-130J tactical transport aircraft; the C-5 strategic airlifter modernization; and support for the F-117 stealth fighter, P-3 maritime patrol aircraft, S-3 multi-mission aircraft and U-2 high-altitude reconnaissance aircraft. We also produce major components for Japan’s F-2 fighter and are a co-developer of the T-50 advanced jet trainer. Our Skunk Works® advanced development organization provides next generation innovative system solutions using rapid prototyping and advanced technologies.

In 2007, Aeronautics’ net sales of $12.3 billion represented 29% of our total net sales. The major lines of business and the percentage that each contributed to Aeronautics’ 2007 net sales are:

The segment is dependent on the U.S. military and international governments as customers. In 2007, U.S. Government customers accounted for approximately 78% of the segment’s net sales.

Combat Aircraft

Our Combat Aircraft business designs, develops, produces and provides systems support for fighter aircraft. Our major fighter aircraft programs include:

•	The F-35 Lightning II Joint Strike Fighter – stealth multi-role international coalition fighter;
•	The F-22 Raptor – air dominance and multi-mission stealth fighter; and
•	The F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter.

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

F-35

The F-35 Lightning II is designed to be a superior multi-role stealth aircraft offering profound improvements in lethality, survivability, affordability and supportability over all existing international multi-role aircraft. The United States and its international partners (the United Kingdom, Italy, the Netherlands, Turkey, Canada, Australia, Denmark and Norway) are working together on the System Development and Demonstration (SDD) program to design, test and build a family of aircraft and sustainment systems to meet joint and coalition requirements. Israel and Singapore are security cooperation participants on the SDD program. In 2007, the partner countries’ government-to-government Production, Sustainment and Follow-On Development memoranda of understanding were finalized. The memoranda provide a long-term business framework for partner aircraft production, sustainment and future upgrades.

The F-35’s multiple-variant designs include:

•	The F-35A, a conventional takeoff and landing variant (CTOL);
•	The F-35B, a short takeoff and vertical landing variant (STOVL); and
•	The F-35C, a carrier-based variant (CV).

The F-35 is planned to replace the F-16 and A-10 for the U.S. Air Force, the F/A-18A/C for the U.S. Navy, the AV-8B and
F/A-18A/C/D for the U.S. Marine Corps, and the Harrier GR.7 and Sea Harrier short takeoff and vertical landing attack aircraft for the United Kingdom Royal Air Force and Royal Navy.

Aeronautics was awarded the SDD contract for the F-35 in the fourth quarter of 2001. Calendar-year 2007 marked the sixth full year of performance on the planned 12-year development contract. Testing of airworthiness and systems evaluation using the first
F-35 CTOL aircraft continued in 2007, and component production has begun on all of the remaining SDD flight test aircraft (all variants) and both CTOL production aircraft in Low Rate Initial Production Lot 1. The first STOVL test airplane moved from the factory to the flight line in December 2007 and, after extensive ground testing, is expected to fly mid-year 2008. The first flight of the CV aircraft is planned to occur in the 2009 timeframe.

Given the size of the F-35 program, we anticipate that there will be a number of studies related to the program schedule and production quantities over time as part of the normal DoD, Congressional and international partners’ oversight and budgeting processes.

F-22

We are the industry team leader for the F-22 Raptor. In production since 1997, the F-22 has unmatched capabilities compared with other operational U.S. Air Force aircraft. The capabilities include enhanced maneuverability, stealth, supercruise speed (speed in excess of Mach 1.5 without afterburner) and advanced integrated avionics that enable pilots to attack critical air and surface targets to gain and maintain air superiority against air-to-air and ground-to-air threats. The program is in full-rate production. Through 2007, a total of 110 F-22s have been delivered to the U.S. Air Force, including 24 Raptors delivered during 2007. In 2007, we received a 60-aircraft multi-year contract for Production Lots 7, 8 and 9. At December 31, 2007 there were 81 F-22s in backlog.

In 2007 we began delivering F-22s to the third operational squadron, the 90th Fighter Squadron at Elmendorf Air Force Base (AFB), Alaska, and we expect to deliver the first aircraft for the fourth operational unit, the 8th Fighter Squadron at Holloman AFB, New Mexico, in mid 2008. Also in 2007, the Raptor completed its deployment to Kadena Air Base, Japan, its first such deployment outside the U.S. and second deployment overall. The Raptor also participated in its first “Red Flag” exercise, a large-scale force-on-force exercise designed to prepare joint forces to respond to crises around the world. During the exercise, F-22s demonstrated exceptional performance, ensuring air dominance and enhancing the success of combat commanders by providing improved situational awareness for other ground and air assets. In December 2007, the U.S. Air Force declared Full Operational Capability for the F-22.

F-16

We produce the F-16 Fighting Falcon multi-role tactical fighter aircraft and continue to provide upgrades and support for the U.S. Air Force and our international customers. From the program’s inception in the mid-1970s through 2007, 4,389 F-16s have been delivered worldwide, representing nearly 30 years of continuous production deliveries. As of year-end 2007, the aircraft had been selected by 24 countries, with 52 follow-on buys by 14 of these countries.

In 2007, a total of 41 F-16 aircraft were delivered worldwide. In July 2007, an Undefinitized Contractual Action (UCA) was signed for the foreign military sales procurement of 30 new F-16 Block 50 aircraft to the Government of Turkey. Backlog at year end was 107 F-16 aircraft, including the 30 aircraft under the Turkey UCA.

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

Other Combat Aircraft

We also participate in joint production of the F-2 fighter aircraft, and are a co-developer of the T-50 supersonic jet trainer aircraft.

Air Mobility

In Air Mobility, we design, develop, produce and provide full system support and sustainment of tactical and strategic airlift aircraft. Our major programs include production, support and sustainment of the C-130J Super Hercules, upgrade and support of the legacy C-130 fleet, support of the existing C-5A/B/C fleet and development, installation and support of the emerging C-5M Super Galaxy fleet.

C-130J

The C-130J Super Hercules is an advanced technology, tactical transport aircraft offering improved performance and reliability, and reduced operating and support cost, compared to earlier C-130 models. The C-130J incorporates state-of-the-art cockpit design and avionics, a more powerful and efficient propulsion system and other innovations into a proven, mission-tested airframe. It is designed primarily to support the military mission of tactical combat transport. It also is a multi-mission platform that has been purchased in support of electronic warfare, weather reconnaissance and sea surveillance missions, and as an aerial tanker. In 2007, we delivered 12 C-130Js, including seven aircraft to the U.S. Air Force, four aircraft to the U.S. Marine Corps and one to the Royal Danish Air Force. A total of 213 C-130Js have been ordered, with 54 remaining in backlog at the end of 2007. Orders received in 2007 included six aircraft for the U.S. Government, four for Norway and 17 for Canada.

The Super Hercules is the latest variant produced on the longest continuously operating military aircraft assembly line in history. Including all models of the aircraft, we have delivered a total of 2,313 C-130s from the program’s inception in 1954 through 2007. In the U.S., the active-duty Air Force, Air Force Reserve Command and Air National Guard units fly C-130Js. The Marine Corps operates KC-130J tankers and the Coast Guard flies the HC-130J, which will soon be fully missionized for maritime patrol and search and rescue. International C-130J operators include the United Kingdom Royal Air Force, Royal Australian Air Force, Italian Air Force and the Royal Danish Air Force.

C-5

Three fully modernized C-5M Super Galaxy aircraft are performing in a flight test program and continue to be on schedule for completion of flight test in the third quarter of 2008. The C-5M is the product of two major modification programs to the C-5 strategic airlifter: the C-5 Avionics Modernization Program (AMP) and the C-5 Reliability Enhancement and Reengining Program (RERP). The C-5 AMP program replaces the 1960s and 1970s-era analog avionics system in the C-5 fleet with a digital suite along with an integrated architecture that allows for further upgrades as well as providing Global Air Traffic Management (GATM) capability. The RERP portion of C-5M modification, which is planned for 49 aircraft in addition to the three in flight test, replaces out-of-production components with commercially proven reliable systems. Together, the modification programs are expected to significantly extend the life of the C-5 fleet. A total of 111 C-5 aircraft are currently in the U.S. fleet, including the three C-5Ms in flight testing. Active duty U.S. Air Force, Air National Guard, and Air Force Reserve Command units operate the C-5.

Advanced Research and Development and Other

We are involved in advanced development programs incorporating advanced design and rapid prototype applications. Our Advanced Development Programs organization, known as the Skunk Works®, has made unmanned air systems one focus of its efforts, and is actively developing the operational concepts and enabling technologies to provide these assets to the DoD in a cost effective manner. Additional focus on future systems includes next generation capabilities for both long-range strike and air mobility.

Some notable accomplishments in 2007 include the phase two award of the Advanced Composite Cargo Aircraft (ACCA) Flight Demonstration contract, continued participation as a subcontractor on the Unmanned Combat Air System Demonstration (UCAS-D) effort, successful component and engine testing of the Revolutionary Approach to Time-critical Long Range Strike (RATTLRS) vehicle and continued focus on Falcon, a hypersonic technologies initiative.

In addition, we continue to explore technology advancement and insertion in existing aircraft, such as the F-35, F-22, F-16 and C-130; are actively involved in numerous network enabled activities that allow separate systems to work together to increase effectiveness and lethality; and continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design and development.

Global Sustainment

As part of each of our businesses, we provide a full range of logistics support, sustaining engineering, upgrade modifications and services for our full line of aircraft, including the F-35 Lightning II, the F-22 Raptor, the F-16 Fighting Falcon, the C-130 Hercules and the C-5 Galaxy airlifters, the P-3 Orion, the S-3 Viking, the F-117 Nighthawk and the U-2 Dragon Lady.

For the F-35 Lightning II SDD program, we have developed an Autonomic Logistics and Global Sustainment solution, focused on performance-based logistics, to provide an affordable total air system life-cycle sustainment solution for the aircraft’s multiple variants and worldwide customer base.

We will continue through mid-year 2008 to provide the U.S. Air Force with contractor-led support for the F-117 Nighthawk fleet through our Total System Sustainment Partnership. At that time, after a distinguished legacy that includes 26 years of operational service and over 250,000 flight hours accomplished, the F-117 fleet is planned to be retired. As winner of the first DoD performance-based logistics award for systems-level support, we are growing that heritage with a program for the sustainment of the F-22 called the Follow-On Agile Sustainment for the Raptor or FASTeR. Beginning in early 2008, we will be responsible for integrating and accomplishing all sustainment activities for the F-22 as the Product Support Integrator in partnership with the U.S. Air Force System Support Manager.

Under the Falcon 2020 program, we provide international F-16 operators with avionics and structural upgrade kits to enable those customers to keep their fleets viable for the future.

We have developed an extensive service life extension program, including the planned production of new wings, for the existing fleet of P-3 aircraft. The Royal Norwegian Air Force will be the first service life extension program customer, having signed a contract to upgrade its P-3 fleet in February 2007. We believe there are additional opportunities to implement this program with a number of domestic and international P-3 operators. We continue our nearly decade-long support effort for the U.S. Navy’s fleet of
S-3 Viking aircraft through the S-3 Prime Vendor Support contract, which will continue until the Navy’s planned retirement of the fleet in 2009.

With regard to the C-130, we continue as a key member of a team, including Rolls Royce and Marshall Aerospace, that was awarded the Hercules Integrated Operational Support (HIOS) contract for the long-term support of the United Kingdom’s fleet of
C-130 aircraft. In addition, we signed a partnering agreement in 2007 to provide long-term support for the Italian C-130J fleet for a period of three years. We also offer center wing box modifications and avionics upgrades to customers who fly legacy versions of the Super Hercules in addition to the support and partnerships provided to sustain our newest tactical aircraft.

The U-2 has been the backbone of our nation’s airborne intelligence collection operations for several decades, and continues to provide unmatched operational capabilities in support of Operation Enduring Freedom. As a result of the Reconnaissance Avionics Maintainability Program upgrade, which includes state of the art cockpit displays and controls along with other sensor modifications, the U-2 is expected to continue to provide leading-edge intelligence collection capabilities for years to come.

Through our Sustainment Services organization, we offer “nose-to-tail” aircraft maintenance, modifications and state-of-the-art upgrades, and provide the full range of depot services in addition to a full range of supply chain services. Under our Integrated Prime Vendor contract with the Defense Logistics Agency, we provide parts to the U.S. Air Force’s three Air Logistics Center depots.

Through Kelly Aviation Center, L.P., a joint venture with GE-Aviation and Rolls-Royce, we provide engine maintenance, repair and overhaul and new engine assembly and testing for military and commercial customers.

Competition

We are a major worldwide competitor in combat aircraft, air mobility and military aircraft research and development. Military aircraft are subject to a wide variety of U.S. Government controls (e.g., export restrictions, market access, technology transfer, industrial cooperation and contracting practices). Although a variety of criteria determine the results of different competitions, price is a major factor, as are past performance and customer confidence. Other critical factors are technical capabilities, release of technology, prior purchase experience, financing and total cost of ownership.

In international sales, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements. As a result, we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis beginning on page 54 of this Form 10-K.

With respect to military aircraft, we compete with both domestic and international companies. Some or all of these companies are competing, or preparing to compete, for unmanned military aircraft sales. Our military aircraft programs also face potential competition from the application of commercial-aircraft derivatives to missions that require large aircraft and the application of unmanned systems to various missions.

With respect to tactical fighters, the F-16 remains a formidable competitor especially on the basis of price and our continued ability to update its capabilities with changes in sensor and weapons systems. The F-22 and F-35 are recognized as the world’s only 5TH Generation fighter aircraft and are designed to be both lethal and survivable against emerging high-threat systems. The F-22 is designed to provide air-dominance, strike and multi-mission stealth combat capabilities required for conventional military operations. The U.S. Air Force is the only F-22 customer since international sales of the Raptor are presently prohibited by the U.S. Congress. The F-35 is a cornerstone of future global defense cooperation and is planned to replace several existing multi-role fighters for the U.S. and its allied partners. Due to the number of governments that have agreed to participate in the SDD phase, we anticipate that significant international demand will develop for purchasing the F-35.

Demand for air mobility aircraft is driven by the need to maintain or replace large numbers of aircraft for which maintenance costs have been increasing and by the high development costs for new replacement aircraft. In some cases, the choice has been to modernize and update the available aircraft. With some customers, new commercial aircraft derivatives may make suitable replacement platforms and may be the final choice. In other cases, existing platforms may perform the job more capably if modernized. In 2007, domestic and international customers opened numerous competitions for air mobility aircraft or elected to procure new C-130J aircraft. The C-130J provides intra-theater airlift and a full range of tactical mobility, refueling and humanitarian airlift capabilities.

In concert with changes in the way products are deployed, operated and supported, our customers are changing their approach to sustainment of our platforms. Historically, nearly all domestic and international users of our fighter, transport and special mission aircraft have sought to develop and maintain the capability to perform 100 percent of the necessary support functions. Due to the combined factors of defense budget constraints, increased component reliability and decreased (or eliminated) depot inspections, it is no longer cost effective for many customers to perform substantially all of their own support functions. As a result, sustainment and logistics support opportunities have increased.

As the original equipment manufacturer for numerous platforms, we are focused on expanding our global sustainment services, an increasingly important portion of the Aeronautics business. We continue to provide support through depot partnerships and industrial cooperative relationships. Third-party providers offer competition within elements of the sustainment portfolio. However, in the major areas of sustaining engineering, modification and upgrade, and supply chain management, we, as the original equipment manufacturer, can spread development costs among multiple users and are in the best position to affordably integrate production improvements into a customer’s existing complex systems.

Electronic Systems

Our Electronic Systems segment is engaged in the design, research, development, integration, production and sustainment of high performance systems and subsystems for undersea, shipboard, land and airborne applications. Major product lines include: tactical missiles and weapon fire control systems; air and sea-based missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; ground combat vehicle integration; avionics, systems integration and program management for fixed and rotary-wing aircraft systems; radars; surveillance and reconnaissance systems; and simulation and training systems.

In 2007, Electronic Systems’ net sales of $11.1 billion represented 27% of our total net sales. Electronic Systems’ three major lines of business and the percentage that each contributed to 2007 net sales are:

The segment is dependent on both military and civilian agencies of the U.S. Government as well as international governments as customers. In 2007, U.S. Government customers accounted for approximately 74% of the segment’s total net sales.

Maritime Systems & Sensors

Maritime Systems & Sensors (MS2) provides ship systems integration services, including command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) capability across shore-based command centers; surface ship and submarine combat systems, sea-based missile defense systems; sensors; tactical avionics; port traffic management systems; missile launching systems; aerostat surveillance systems; and supply chain management programs and systems.

The AEGIS weapon system is a fleet defense system and a sea-based element of the U.S. missile defense system. It is a radar and missile launching system, integrated with its own command and control system, designed to defend against advanced air, surface and subsurface threats. The AEGIS program encompasses activities in development, production, ship integration and test and lifetime support for ships of the U.S. Navy and international customers. We test and integrate these weapon systems for the U.S. Navy’s Ticonderoga class cruiser and Arleigh Burke class destroyer, along with the Kongo class destroyer for Japan, the F100 and F105 class frigates for Spain, the Fridtjof Nansen class frigate for Norway, the KDX class destroyer for Korea and the Hobart class air warfare destroyer for Australia. Since program inception in 1978, MS2 has received contracts for 111 AEGIS weapons systems, including 27 for the Ticonderoga class cruiser, 62 for the Arleigh Burke class destroyer and 22 international systems. During 2007, our production workscope included four international systems and three domestic systems.

In 2007, the DoD’s Missile Defense Agency (MDA) awarded MS2 a contract for continued development and evolution of the AEGIS Ballistic Missile Defense System (BMDS). There are 18 ships planned with BMDS technology and long-range surveillance and tracking capability. During the year, we performed a number of successful ballistic missile intercept tests. The latest test achieved an unprecedented result in which the BMDS successfully intercepted and destroyed two non-separating ballistic missile targets nearly simultaneously.

In early 2007, we were awarded a program to manage the logistics and warehousing for all tires used on U.S. Air Force and Army aircraft around the world, supporting the tire manufacturer and prime contractor on the program. This performance based contract will leverage our global supply chain management expertise as the U.S. military seeks to integrate the production and the logistics for aircraft tires.

The U.S. Navy has approved a revised ship delivery date of August 2008 for the Littoral Combat Ship Freedom (LCS-1), the first in a new class of ships designed to provide added flexibility to operate in coastal waters. Delivery is to be followed by a 60-day crew move aboard period in order to complete ship load-out activities and conduct ship crew familiarization training. At the end of 2007, the ship was over 80% complete, with compartment closeout and system testing proceeding. Our production activities continue to focus on preparing for a series of dockside tests in support of builder’s sea trials to be held in Spring 2008. A second ship with a different design (LCS-2) is being built by a competitor. In 2007, work on the next two ships in the program (LCS-3, under contract to us, and LCS-4, under contract to our competitor) was terminated by the U.S. Navy. A competition to build the next ship in the program is expected to be held in 2008, with additional phases of the program to follow.

We were awarded a contract by the Portuguese Ministry of Defense to provide a full mission system avionics upgrade on five
P-3C maritime surveillance aircraft The upgrades include electronic support measures, acoustics, communications, electro-optic and infrared systems as well as new data management software and hardware including controls, displays and mission computers. Delivery of the first upgraded aircraft is scheduled for late 2009.

Missiles & Fire Control

Missiles & Fire Control develops and produces land-based, air, and theater missile defense systems, tactical battlefield missiles, electro-optical systems, fire control and sensor systems, and precision-guided weapons and munitions.

The PAC-3 missile is an advanced defensive missile designed to intercept incoming airborne threats. During 2007, we delivered a total of 176 missiles, with deliveries to Japan and the Netherlands representing the first international PAC-3 deliveries. We were awarded a sixth production contract in December 2007 for 148 PAC-3 missiles including 108 U.S. missiles and 40 missiles for international customers.

The Terminal High Altitude Area Defense (THAAD) system is a transportable defensive missile system designed to engage targets both inside and outside of the Earth’s atmosphere. The THAAD system is comprised of the THAAD fire control and communication units, missiles, radars, launchers and ground support equipment. The program, currently in the development phase, conducted four successful test flights in 2007 and has conducted eight successful flights overall. Progress continued on a production contract with the MDA, received in late 2006, for two fire control and communications units.

The Arrowhead fire control system provides modernized targeting and piloting capabilities for Apache helicopter crews to the U.S. Army and international customers, continuing our over 20-year legacy of providing pilot night-vision sensors and targeting capabilities for the Apache. More than 1,000 sensor systems have been delivered to the U.S. Army and foreign military customers since 1983. The Arrowhead kits will replace certain legacy hardware on the U.S. Army and other international customers’ Apache helicopters to provide a modernized sensor for safer flight in day, night and bad weather missions and improved weapons targeting capability. The initial Arrowhead production contract was awarded in 2003. Major new awards were received in 2007 for Arrowhead Lot 4, which authorized the production of 158 Arrowhead kits through December 2009 for the U.S. Army and international customers. A four-year performance-based logistics contract was also awarded in 2007.

Missiles & Fire Control received a number of new contracts and follow-on orders and achieved key program milestones in 2007. Significant orders included awards for several tactical missile and fire control programs from various international customers. In October, we delivered our 20,000th Hellfire missile. In addition, we lead a multinational venture that is developing the Medium Extended Air Defense System (MEADS), a mobile air defense system designed to replace Patriot systems used by the United States and Germany, and Nike Hercules systems in Italy. The MEADS program successfully completed the component preliminary design reviews. Product sustainment and logistic services continue to be a major focus for growth opportunities, resulting in significant orders in support of fire control and tactical missile programs.

Platform, Training & Energy

Our Platform, Training & Energy (PT&E) business integrates mission-specific applications for fixed and rotary-wing platforms, including providing logistics and sustainment; develops and integrates postal automation and material handling systems; develops tactical wheeled vehicles; and provides simulation, training and support services. We also manage Sandia National Laboratories in the U.S. for the Department of Energy. Sandia National Laboratories supports the stewardship of the U.S. nuclear weapons stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials and processes, pulsed power, microelectronics and photonics, micro-robotics, and computational and information sciences. In the United Kingdom, we own one-third of a joint venture that manages the Atomic Weapons Establishment program.

We lead an industry team to provide the new fleet of “Marine One” helicopters for the President of the United States. VH-71 is the Presidential Helicopter replacement program, and is planned to provide a command and control capability to enable the President to perform the full duties of the office while airborne. We are currently performing on Increment 1, which includes test vehicles and pilot production aircraft. Flight tests continue on the test aircraft at Naval Air Station Patuxent River, Maryland. We have stopped work on Increment 2 at our customer’s request and are working with the U.S. Navy as it evaluates requirements and funding profiles for the next phase of the program.

In 2007, we were awarded a multi-year contract by the U.S. Navy to produce and integrate mission systems for the new
MH-60R multi-mission helicopter over the next five years. Designed primarily for anti-submarine and anti-surface warfare, the
MH-60R will replace the Navy’s current fleet of SH-60B and SH-60F Seahawk helicopters.

Our tactical wheeled vehicle team delivered four Lightweight Prime Mover (LWPM) vehicles to the U.S. Marine Corps in 2007. Also in 2007, we delivered the Future Tactical Truck System (FTTS) prototype vehicle to the U.S. Army, which began road tests in 2007. The purpose of the U.S. Army’s FTTS program was to demonstrate technologies expected to be used in future truck procurement programs such as the Joint Light Tactical Vehicle (JLTV) program. We developed a JLTV prototype and began a combination of on-road and off-road testing in 2007, and testing continues in 2008.

We received a 20-year contract to provide basic flight training to the Republic of Singapore Air Force in 2006, the same year that we were selected as the preferred bidder for the United Kingdom’s Military Flight Training System. We expect to complete negotiations on a contract early in 2008. In 2007, we won a competition for a multi-year contract and will continue to provide aircrew training and rehearsal support services for the U.S. Air Force. This program will provide Air Force Special Operations Command crews with training on a variety of weapon systems. Additionally, we were awarded a program to develop the U.S. Marine Corps Embedded Platform Logistics system. This advanced embedded capability for Marine Corps vehicles is intended to use vehicle sensors to capture data to provide predictive information and failure analysis, allowing the Marines to deploy the best equipment available for mission success. These programs continue and build on our record of performance in providing logistics and sustainment.

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

In international sales, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of competitions. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements. As a result, we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis beginning on page 54 of this Form 10-K.

Information Systems & Global Services

Our IS&GS segment is engaged in providing federal services, Information Technology (IT) solutions and advanced technology expertise across a broad spectrum of applications and customers. IS&GS provides full life cycle support and highly specialized talent in the areas of software and systems engineering, including capabilities in space, air and ground systems, and also provides logistics, mission operations support, peacekeeping and nation-building services for a wide variety of U.S. defense and civil government agencies in the U.S. and abroad.

In 2007, IS&GS had net sales of $10.2 billion, which represented 24% of our total net sales. IS&GS’ three major lines of business and the percentage that each contributed to its 2007 net sales are:

The segment is heavily dependent on both DoD and non-DoD agencies of the U.S. Government as customers. In 2007, U.S. Government customers accounted for approximately 94% of the segment’s total net sales.

Mission Solutions

Mission Solutions combines our expertise with the requirements of Intelligence, Defense and Civil agency customers with significant research and development and engineering competencies to provide solutions that produce an operational effect or business outcome. Mission Solutions provides systems that gather, process, assimilate, fuse and distribute data from ground, air, and space assets. We are also responsible for complex systems integration support that provides real-time situational awareness information to the DoD. Key programs include a classified customer portfolio; transformational communications systems such as the Transformational Communications MILSATCOM Mission Operations Segment (TMOS) and the Warfighter Information Network-Tactical (WIN-T); mission and combat support solutions such as Global Command Support System (GCSS) and the Combatant Commanders Integrated Command & Control Systems (CCICCS); and mission critical civil agency programs including the U.S. Census, National Archives & Records Administration (NARA) and Transportation Worker Identification Credential (TWIC).

In 2007, the TMOS program, which provides the network management system and operations management system for the Government’s Transformational Communications MILSATCOM system, completed a successful system design review with the U.S Air Force. We were also awarded the TWIC contract to support the enrollment and credential (card) issuance to at least 750,000 transportation workers for the DHS. In October, our customer accepted the En Route Automation Modernization (ERAM) system we developed and tested for the Federal Aviation Administration (FAA). Considered a critical part of the National Airspace System’s future, ERAM is intended to be the backbone of the FAA’s en route operations once it is fully operational. The system includes computer hardware, software and an extremely robust backup capability with four levels of redundancy.

Information Systems

Information Systems provides functional expertise in business systems, IT infrastructure and process outsourcing, systems based on the use of commercial technology, and solutions structured to deliver contractually specified levels of service. The contracts within this line of business are mostly task order vehicles (indefinite-delivery/indefinite-quantity (IDIQ) contracts) or Government Services Administration (GSA) schedules. Key programs include the FAA Automated Flight Service Station (AFSS) and large IT infrastructure programs such as FBI Sentinel.

In June 2007, the FBI deployed the first phase of their next-generation information management system as a part of the FBI Sentinel program, designed to provide FBI employees with a marked improvement in their ability to access, retrieve and move information. Also in 2007, in support of the FAA AFSS program, our flight specialists began using our Flight Service for the 21st Century (FS21) technology to provide flight services. FS21 streamlines flight planning and allows the sharing of weather and air space system status across the entire AFSS network.

In addition to these contract milestones, IS&GS was awarded a contract in 2007 to support the Jet Propulsion Laboratory in its desktop infrastructure integration. IS&GS was also awarded the Information Technology Network Operations Virtual Alliance (IT NOVA) IDIQ contract with the Department of Homeland Security.

Global Services

In Global Services, we support mission services, global security and stability operations and provide facility services. In this arena, the key competencies are the people we provide to support the mission and our agility in responding to dynamic staffing requirements. Significant programs include mission planning and launch services for Orion and other National Aeronautics and Space Administration (NASA) programs, as well as military space efforts; in-transit visibility and other asset management and logistics programs; and infrastructure and operational support contracts.

Through our Pacific Architects and Engineers, Inc. (PAE) subsidiary, Global Services provides entire support infrastructures and staffing for overseas bases. This includes base camp construction, logistics, democratization services and management of embassies, air terminals, base camps and other facilities. These operations are increasingly global in nature as we are deployed with our customers and our services support their mission. Customers include the U.S. Department of State and international agencies such as the North Atlantic Treaty Organization (NATO) and the United Nations. The Global Services unit also includes Savi Technology, Inc., a subsidiary of ours, which provides radio frequency identification (RFID) solutions for both our government and commercial customers.

Competition

The range of products and services at IS&GS results in competition with other large aerospace, defense and information technology companies, as well as with numerous smaller competitors. The principal factors of competition include technical and management capability, the ability to develop and implement complex, integrated system architectures, price and past performance. Program requirements frequently result in the formation of teams such that companies teamed on one program are competitors for another, especially in our Mission Systems line of business. On some outsourcing procurements, which are more prevalent in our Information Systems line of business, we may also compete with a government-led bidding entity.

Space Systems

Space Systems is engaged in the design, research, development, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. The Satellite product line includes both government and commercial satellites. Strategic & Defensive Missile Systems includes missile defense technologies and systems and fleet ballistic missiles. Space Transportation Systems includes the next generation human space flight system known as the Orion crew exploration vehicle, as well as the Space Shuttle’s external tank and commercial launch services using the Atlas V launch vehicle. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities and expendable launch services for the U.S. Government.

In 2007, Space Systems’ net sales of $8.2 billion represented approximately 20% of our total net sales. Space Systems’ principal lines of business and the percentage that each contributed to 2007 net sales are:

The segment is heavily dependent on both military and civilian agencies of the U.S. Government as customers. In 2007, U.S. Government customers accounted for approximately 94% of the segment’s net sales.

Satellites

Our Satellites business designs, develops, manufactures and integrates advanced technology satellite systems for government and commercial applications. We are responsible for various classified systems and services in support of vital national security systems.

The Space-Based Infrared System (SBIRS) program is providing the nation with enhanced worldwide missile detection and tracking capabilities. The consolidated ground system, operational since 2001, processes data from the Defense Support Program satellites and manages the satellite constellation. The ground system also provides the foundation to evolve mission capabilities as SBIRS payloads and satellites are deployed. SBIRS is envisioned to operate with a total of four satellites in geo-synchronous earth orbit and two sensors in highly-elliptical orbit (HEO) to increase mission capabilities for missile warning, missile defense, technical intelligence and battlespace characterization. Our current contract includes two geo-synchronous orbit spacecraft and two highly-elliptical orbit payloads. The first HEO payload is on-orbit and is exceeding specifications following initial on-orbit checkout.

The Advanced Extremely High Frequency (AEHF) system is the DoD’s next generation of highly secure communications satellites. The AEHF constellation is envisioned to include three networked satellites designed to provide improved secure data throughput capability and coverage flexibility to regional and global military operations and to be compatible with the Milstar I and II systems. The AEHF communication system includes the satellite constellation, mission control segment and terminal development. We are under contract to build the three space vehicles and develop the ground segment.

The Global Positioning System (GPS) is a space-based radio navigation and time distribution system. Its mission is to provide precise, continuous, and all-weather three-dimensional position, velocity, timing and information to properly equipped air, land, sea and space-based users. We are the prime contractor for the GPS IIR program, which includes 20 satellites that will improve navigation accuracy and provide longer autonomous satellite operation than current global positioning satellites. In 2007, we delivered the eighth and final satellite in the modernized Block IIR production program to the U.S. Air Force. We also successfully delivered in-orbit the fourth GPS Block IIR-M satellite in the series. The GPS Block IIR-M satellites include new features that enhance operations and navigation signal performance for military and civilian GPS users around the globe.

In 2007, we continued to perform work in preparation for the GPS III program. GPS III is intended to deliver major improvements in accuracy, assured service delivery, integrity, and flexibility for military and civil users. We have assessed mission needs and requirements, and developed innovative architecture recommendations, culminating in a successful systems design review and subsequent proposal submittal in August 2007. The U.S. Air Force is expected to award a multi-billion dollar development contract to a single contractor in 2008.

We also continued to conduct risk reduction and system trade studies supporting the U.S. Air Force’s Transformational Satellite program. The program represents the next step toward transitioning the DoD wideband and protected communications satellite architecture into a single network comprised of multiple satellite, ground and user segment components. The system is being designed to network mobile warfighters, sensors, weapons, and communications command and control nodes located on the ground, in the air, at sea or in space. We executed a successful space segment design review and subsequently submitted our proposal in July 2007. The U.S. Air Force is expected to award a multi-billion dollar development contract to a single contractor in 2008.

The Mobile User Objective System (MUOS) is a next-generation narrowband tactical satellite communications system for the U.S. Navy that is envisioned to provide significantly improved and assured communications for the mobile warfighter. MUOS is planned to replace the current narrowband tactical satellite communications system known as the Ultra High Frequency Follow-On (UFO) system. The MUOS satellites are designed to be compatible with the existing UFO system and associated legacy terminals and provide increased military communications availability. The program calls for the delivery of five satellites, and operational turnover of the first MUOS satellite is planned for 2010.

We produce exploration spacecraft such as the Mars Reconnaissance Orbiter and Mars Phoenix Lander, as well as earth-orbiting satellites and sensors for Earth observation and environmental monitoring. Our Satellite business also designs, builds, markets and operates turnkey commercial satellite systems for space-based telecommunications and other applications. In 2007, we delivered four commercial satellites and were awarded one new commercial satellite contract.

Strategic & Defensive Missile Systems

Our Strategic & Defensive Missile Systems business has been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since the program’s inception in 1955. The Trident II D5 is the latest generation of submarine launched ballistic missiles, following the highly successful Polaris, Poseidon C3, and Trident I C4 programs. The Trident II D5 began initial production in 1988 and has achieved a mission-success track record of 120 consecutive successful test launches. The Trident II D5 is the only intercontinental ballistic missile in production in the United States.

We are integrally involved with several missile defense programs. Under the Targets and Countermeasures Program, we manage the overall missile defense targets hardware and software portfolio for the MDA, providing realistic test environments for the system being developed by the MDA to defend against all classes of ballistic missiles. We are the prime contractor for the MDA’s Multiple Kill Vehicles (MKV) payload system. In the event of an enemy launch, a single interceptor equipped with the MKV payload system is designed to destroy the enemy lethal reentry vehicle along with any countermeasures deployed to confuse the missile defense system. We are part of the industry team that is developing the Airborne Laser to detect, track and destroy hostile ballistic missiles in the vulnerable boost phase of flight. We provide the beam control fire control system, which is designed to accurately point and focus the high-energy laser beam. In 2007, the beam control fire control system successfully completed a series of flight tests.

Space Transportation Systems

Our Space Transportation Systems business provides human space flight systems.

We lead an industry team supporting NASA in the design, test, build, integration and operational capability of the Orion Crew Exploration Vehicle. Orion is an advanced crew capsule design utilizing state-of-the-art technology, and is planned to succeed the Space Shuttle in transporting a new generation of human explorers to and from the International Space Station, the Moon and eventually Mars and beyond.

We also manufacture the NASA Space Shuttle external tank. The tank is the only major non-reusable element of the Space Shuttle. One tank is used for each launch. Our existing contract for the external tanks will continue through the final Space Shuttle flight, currently scheduled for 2010.

Our Space Transportation Systems business also includes a 50% ownership interest in two joint ventures. United Space Alliance, LLC (USA) is responsible for the day-to-day operation and management of the Space Shuttle fleet for NASA. USA also performs the modification, testing and checkout operations required to prepare Space Shuttles for launch. United Launch Alliance, LLC (ULA) performs the engineering, production, test and launch operations associated with U.S. Government launches of the Atlas and Delta families of launch vehicles. We continue to market commercial Atlas launch services.

Competition

U.S. Government purchases of satellite systems, strategic missiles and space transportation systems are characterized by major competitions governed by DoD or NASA procurement regulations. While the evaluation criteria for selection vary from competition to competition, they are generally characterized by the customer’s best value determination, which includes several important elements, such as price, technical capability, schedule and past performance. We compete worldwide for sales of satellites and commercial launch services against several competitors.

Based on current projected DoD, NASA and other government spending profiles and budget priorities, we believe we are well-positioned to compete for government satellites, strategic and defensive missile systems and space transportation systems programs. Future competitions for government systems include initiatives for transformational communications, global positioning, and planetary exploration and science.

Commercial demand for geo-stationary telecommunications satellites has been flat and manufacturing remains in an overcapacity situation. This has created significant price and competitive pressures. For further discussion of competitive factors in the sales of commercial satellites, see Management’s Discussion & Analysis – “U.S. Government – Non-Department of Defense Business” beginning on page 34 of this Form 10-K.

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

Backlog

At December 31, 2007, our total negotiated backlog was $76.7 billion compared with $75.9 billion at the end of 2006. Of our total 2007 year-end backlog, approximately $48.5 billion, or 63%, is not expected to be filled within one year.

These amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). We do not include unexercised options or potential indefinite-delivery/ indefinite-quantity (IDIQ) orders in our backlog. If any of our contracts are terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $42.3 billion at December 31, 2007. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis – “Discussion of Business Segments” beginning on page 44 of this Form 10-K.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems and other concept formulation studies, and bid and proposal efforts related to government products and services. These costs are generally allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to costs of sales, including costs related to bid and proposal efforts, were $1.2 billion in 2007, $1.1 billion in 2006 and $1.0 billion in 2005. See “Research and development and similar costs” in Note 1 – Significant Accounting Policies on page 68 of this Form 10-K.

Employees

At December 31, 2007, we had approximately 140,000 employees, the majority of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The majority of our employees possess a security clearance. The demand for workers with security clearances who have specialized engineering, information technology and technical skills within the aerospace, defense and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees. Management considers employee relations to be good.

Approximately 15% of our employees are covered by any one of nearly one hundred separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities.

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

Our existing U.S. Government contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. Reduced funding for defense procurement and research and development programs could result in terminated or delayed contracts and adversely affect our ability to grow or maintain our sales and profitability.

We rely heavily upon sales to the U.S. Government including both DoD and non-DoD agencies, obtaining 84% of our sales from U.S. Government customers in 2007. Future sales from orders placed under our existing U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.

We and other U.S. defense contractors have benefited from an upward trend in overall U.S. defense spending in the last few years. This trend continued with the President’s budget request for fiscal year 2009, which reflects the continued commitment to modernize the Armed Forces and sustain current capabilities while prosecuting the war on terrorism.

Although the ultimate size of future defense budgets remains uncertain, current indications are that overall defense spending will continue to increase over the next few years, albeit at lower rates of growth. However, DoD programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. While we believe that our programs are a high priority for national defense, there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our sales and profitability.

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

Changes in military strategy and planning may affect future procurement priorities and existing programs.

We cannot predict whether potential changes in defense priorities will afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs, or whether we would have to close existing manufacturing facilities or incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding. See “Management’s Discussion and Analysis – Industry Considerations” beginning on page 33 of this report.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, accounting and information systems. Any costs found to be misclassified may be nonreimbursed, while such costs already reimbursed may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

The nature of our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

Elements of our business provide products and services where insurance or indemnification may not be available, including:

•	Designing, developing, integrating, producing, sustaining and supporting products using advanced and unproven technologies
•	Designing, developing, integrating, producing, sustaining and supporting products with explosive or other inherently dangerous components
•

Designing, developing, integrating, producing, sustaining and supporting large systems such as spacecraft, satellites, intelligence systems and homeland security applications that operate primarily in extreme, high demand or high risk conditions

•

Deployment of employees in countries with unstable or competing governments; areas subject to peacekeeping or humanitarian missions; areas of armed conflict, at military installations or accompanying armed forces in the field

•	Training others to operate or repair advanced technology products or provide security or other homeland security-related services
•	Designing, developing, integrating, producing, sustaining and supporting products for the purpose of collecting, archiving, retrieving, fusing, distributing and analyzing various types of information.

Failure of these products and services could result in extensive loss of life or property damage. Sometimes these products and services are controversial and our role in providing these products and services could subject us to criticism or harm our reputation. Certain products and services may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts. The legal obligations of those working with developing technologies and the resulting products and services may raise issues of first impression and the legal decisions that do deal with these questions may differ from jurisdiction to jurisdiction on a global basis.

Although indemnification by the U.S. Government to cover potential claims or liabilities resulting from a failure of technologies developed and deployed may be available in some instances for our defense businesses, U.S. Government indemnification may not be available for homeland security purposes. In addition, there are some instances where the U.S.

Government could provide indemnification under applicable law, but elects not to do so. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We generally seek, and in certain cases have obtained, limitation of such potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. SAFETY Act qualification is less useful in mitigating potential liability for international applications of our homeland security products and services. Where we are unable to secure indemnification or qualification under the SAFETY Act or choose not to do so, we may nevertheless elect to provide the product or service when we think the related risks are manageable or when emergency conditions relative to national security make qualification impracticable. Our assumptions or judgment may prove to be inaccurate.

Substantial claims resulting from an accident, failure of our product or service, other incident or liability arising from our products and services in excess of any indemnity and our insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows and operating results. Any accident, failure, incident or liability, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Our earnings and margins may vary based on the mix of our contracts and programs.

At December 31, 2007, our backlog included both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts, and developmental contracts are generally cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, any costs in excess of the fixed price are absorbed by us. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and may have our fees reduced or eliminated. The failure to perform to customer expectations and contract requirements can result in reduced fees and may affect our financial performance for the affected period. Under each type of contract, if we are unable to control costs we incur in performing under the contract, our financial condition and operating results could be materially adversely affected. Cost over-runs or the failure to perform on existing programs also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on accounting policies and internal controls we have in place for recognizing sales and profits, see our discussion under Management’s Discussion and Analysis – “Critical Accounting Policies – Contract Accounting/ Revenue Recognition” beginning on page 37 and “Controls and Procedures” beginning on page 57, and Note 1 – Significant Accounting Policies beginning on page 66 of this Form 10-K.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to U.S. generally accepted accounting principles (GAAP) arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the U.S. Government may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position and other financial measures.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect our earnings in future periods.

Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension plans. GAAP requires that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense for the following year are the discount rate, the expected long-term rate of return on plan assets and the rate of increase in future compensation levels. Our pension expense can also be affected by legislation and other government regulatory actions. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Management’s Discussion and Analysis – “Critical Accounting Policies – Postretirement Benefit Plans” beginning on page 38 of this Form 10-K.

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

Some international customers require contractors to comply with industrial cooperation regulations and enter into industrial participation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, manufacturing and financial support projects as a condition to obtaining orders or other arrangements. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. See “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis beginning on page 54 of this Form 10-K.

If we fail to manage acquisitions, divestitures and other transactions successfully, our financial results, business and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets and enter into agreements regarding possible investments, acquisitions, joint ventures and divestitures. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions and manage post-closing matters (e.g., integrate acquired companies and employees, realize anticipated operating synergies and improve margins) efficiently and effectively. Investment, acquisition, joint venture and divestiture transactions often require substantial management resources and have the potential to divert our attention from our existing business.

If we are not successful in identifying and closing these transactions, we may not be able to maintain a competitive leadership position or may be required to expend additional resources to develop capabilities internally in certain segments. In evaluating transactions, we are required to make valuation assumptions and exercise judgment regarding business opportunities and potential liabilities. Our assumptions or judgment may prove to be inaccurate. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction. Future acquisitions might require that we issue stock or incur indebtedness. This could dilute returns to existing stockholders, or adversely affect our credit rating or future financial performance. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. While we believe that we have established appropriate procedures and processes to mitigate many of these risks, there is no assurance that our integration efforts and business acquisition strategy will be successful.

Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, for a period of time following the transaction. Nonperformance by those divested businesses could affect our future financial results.

Joint ventures operate under shared control with other parties. Under the equity method of accounting, we recognize our share of the operating results of these ventures in our results of operations, and therefore our operating results can be affected by the performance of businesses over which we do not exercise unilateral control.

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

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the Environmental Protection Agency (EPA) or by a state agency. In addition, we could be affected by future regulations imposed in response to concerns over climate change and other actions commonly referred to as “green initiatives.” We are currently developing a comprehensive program to reduce our impact on the environment.

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

We have incurred and will likely continue to incur liabilities under various federal and state statutes for the cleanup of pollutants previously released into the environment. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are changing cost estimates, continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent estimable, see “Environmental Matters” in Management’s Discussion and Analysis beginning on page 39 and Note 14 – Legal Proceedings, Commitments and Contingencies beginning on page 89 of this Form 10-K.

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

Our business may be adversely affected by the outcome of legal proceedings and other contingencies (including environmental remediation costs) that cannot be predicted with certainty. As required by GAAP in the U.S., we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings beginning on page 25 and Note 14 – Legal Proceedings, Commitments and Contingencies beginning on page 87 of this Form 10-K.

In order to be successful, we must attract and retain key employees.

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

In addition, general economic conditions and trends, including interest rates, government budgets and inflation, can and do affect our businesses. For a discussion identifying additional risk factors and important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the preceding discussion of Risk Factors beginning on page 18, Government Contracts and Regulation beginning on page 16, Management’s Discussion and Analysis beginning on page 32, and Note 1 – Significant Accounting Policies beginning on page 66 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2007, we operated in 553 locations (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) throughout the United States and internationally. Of these, we owned 47 locations aggregating approximately 29 million square feet and leased space at 506 locations aggregating approximately 26 million square feet. We also manage or occupy various government-owned facilities. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2007, our business segments occupied facilities at the following major locations that housed in excess of 500,000 square feet of floor space:

•	Aeronautics—Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth and San Antonio, Texas.
•

Electronic Systems—Camden, Arkansas; Orlando, Florida; Baltimore, Maryland; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Albuquerque, New Mexico; Owego and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; and Manassas, Virginia.

•

Information Systems & Global Services—Goodyear, Arizona; San Jose and Sunnyvale, California; Colorado Springs and Denver, Colorado; Gaithersburg and Rockville, Maryland and other locations within the Washington, D.C. metropolitan area; Valley Forge, Pennsylvania; and Houston, Texas.

•	Space Systems—Sunnyvale, California; Denver, Colorado; and New Orleans, Louisiana.
•	Corporate activities—Bethesda, Maryland.

The following is a summary of our floor space by business segment at December 31, 2007:

(Square feet in millions)	Leased	Owned	Government Owned	Total
Aeronautics	3.4	5.0	15.2	23.6
Electronic Systems	10.7	10.0	6.3	27.0
Information Systems & Global Services	9.5	2.9	—	12.4
Space Systems	1.7	8.6	4.7	15.0
Corporate activities	0.8	2.8	—	3.6
Total	26.1	29.3	26.2	81.6

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. The results of legal proceedings, however, cannot be predicted with certainty. These matters include the proceedings summarized in Note 14 – Legal Proceedings, Commitments and Contingencies beginning on page 87 of this Form 10-K.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Environmental Matters” beginning on page 39, and Note 14 – Legal Proceedings, Commitments and Contingencies beginning on page 89 of this Form 10-K.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age at December 31, 2007, positions and offices held with the Corporation, and principal occupation and business experience over the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Robert J. Stevens (56), Chairman, President and Chief Executive Officer

Mr. Stevens has served as Chairman of the Board since April 2005, Chief Executive Officer since August 2004 and President since October 2000. He previously served as Chief Operating Officer from October 2000 to August 2004.

James B. Comey (47), Senior Vice President and General Counsel

Mr. Comey has served as Senior Vice President and General Counsel since October 2005. He previously served as Deputy Attorney General of the United States to oversee all operations of the Department of Justice from 2003 to 2005 and U.S. Attorney for the Southern District of New York from 2002 to 2003.

Linda R. Gooden (54), Executive Vice President – Information Systems & Global Services

Ms. Gooden has served as Executive Vice President – Information Systems & Global Services since February 2007. She previously served as Executive Vice President – Information Technology & Global Services from January 2007 to February 2007, Deputy Executive Vice President – Information & Technology Services from October 2006 to December 2006, and President, Lockheed Martin Information Technology from September 1997 to December 2006.

Ralph D. Heath (59), Executive Vice President – Aeronautics

Mr. Heath has served as Executive Vice President – Aeronautics since January 2005. He previously served as Executive Vice President and General Manager of the F-22 Program from November 2002 to December 2004.

Christopher E. Kubasik (46), Executive Vice President – Electronic Systems

Mr. Kubasik has served as Executive Vice President – Electronic Systems since September 2007. He previously served as Chief Financial Officer from October 2001 to August 2007.

Joanne M. Maguire (53), Executive Vice President – Space Systems

Ms. Maguire has served as Executive Vice President – Space Systems since July 2006. She previously served as Vice President and Deputy of Lockheed Martin Space Systems Company from July 2003 to June 2006 and Vice President, Special Programs for Lockheed Martin Space Systems Company from March 2003 to July 2003. From January 2000 to March 2003, Ms. Maguire served as Sector Deputy and Vice President of Business Development for TRW Space & Electronics, an operating sector of TRW, Inc.

Martin T. Stanislav (43), Vice President and Controller

Mr. Stanislav has served as Vice President and Controller since March 2005. He previously served as Vice President and Controller for Aeronautics from June 2002 to March 2005.

Bruce L. Tanner (48), Executive Vice President and Chief Financial Officer

Mr. Tanner has served as Executive Vice President and Chief Financial Officer since September 2007. He previously served as Vice President of Finance and Business Operations for Aeronautics from April 2006 to August 2007, and Vice President of Finance and Business Operations for Electronic Systems from May 2002 to March 2006.

Mary M. VanDeWeghe (48), Senior Vice President of Finance

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

At January 31, 2008, we had 40,026 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange, Inc. under the symbol LMT. Information concerning the stock prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid and Market Prices

	Dividends Paid		Market Prices (High-Low)
Quarter	2007	2006	2007	2006
First (a)	$0.00	$0.30	$103.50 – $91.08	$77.78 – $62.52
Second (a)	0.70	0.30	100.10 – 93.06	77.95 – 69.87
Third	0.35	0.30	108.75 – 88.86	86.45 – 72.01
Fourth	0.42	0.35	113.74 – 103.33	93.24 – 82.70
Year	$1.47	$1.25	$113.74 – 88.86	$93.24 – $62.52

(a)	Dividends of $0.35 per share were declared during the first quarter of 2007 and paid in the second quarter.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2002 to the Standard and Poor’s (S&P) Aerospace & Defense Index and the S&P 500 Index.

The S&P Aerospace & Defense Index comprises The Boeing Company, General Dynamics Corporation, Goodrich Corporation, Honeywell International, Inc., L3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc. and United Technologies Corporation. The stockholder return performance indicated on the graph is not a guarantee of future performance.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three-month period ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares That May Yet Be Purchased Under the Program (b)
October	127,100	$108.58	127,100	35,573,131
November	1,504,300	109.07	1,504,300	34,068,831
December	1,325,900	108.78	1,325,900	32,742,931

(a)	We repurchased a total of 2,957,300 shares of our common stock during the quarter ended December 31, 2007 under a share repurchase program that we announced in October 2002.
(b)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 128 million shares of our common stock from time-to-time, including 20 million shares approved for repurchase by our Board of Directors in September 2007. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases, in compliance with applicable law and regulation. As of December 31, 2007, we had repurchased a total of 95.3 million shares under the program.

In 2007, we did not make any unregistered sales of equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Financial Data—Five Year Summary

(In millions, except per share data and ratios)	2007(b)	2006(c)	2005(d)	2004(e)	2003(f)
OPERATING RESULTS (a)
Net sales	$41,862	$39,620	$37,213	$35,526	$31,824
Cost of sales	37,628	36,186	34,676	33,558	29,848
	4,234	3,434	2,537	1,968	1,976
Other income (expense), net	293	336	316	171	114
Operating profit	4,527	3,770	2,853	2,139	2,090
Interest expense	352	361	370	425	487
Other non-operating income (expense), net	193	183	133	(50)	(71)
Earnings before income taxes	4,368	3,592	2,616	1,664	1,532
Income tax expense	1,335	1,063	791	398	479
Net earnings	$3,033	$2,529	$1,825	$1,266	$1,053
EARNINGS PER COMMON SHARE
Basic	$7.29	$5.91	$4.15	$2.86	$2.36
Diluted	$7.10	$5.80	$4.10	$2.83	$2.34
CASH DIVIDENDS	$1.47	$1.25	$1.05	$0.91	$0.58
CONDENSED BALANCE SHEET DATA
Cash and cash equivalents	$2,648	$1,912	$2,244	$1,060	$1,010
Short-term investments	333	381	429	396	240
Other current assets	7,959	7,871	7,856	7,497	8,151
Property, plant and equipment, net	4,320	4,056	3,924	3,599	3,489
Goodwill	9,387	9,250	8,447	7,892	7,879
Purchased intangibles, net	463	605	560	672	807
Prepaid pension asset	313	235	1,360	1,030	1,213
Other assets	3,503	3,921	2,924	3,408	3,386
Total	$28,926	$28,231	$27,744	$25,554	$26,175
Current maturities of long-term debt	$104	$34	$202	$15	$136
Other current liabilities	9,767	9,519	9,226	8,551	8,757
Long-term debt, net	4,303	4,405	4,784	5,104	6,072
Accrued pension liabilities	1,192	3,025	2,097	1,660	1,100
Other postretirement benefit liabilities	928	1,496	1,277	1,236	1,440
Other liabilities	2,827	2,868	2,291	1,967	1,914
Stockholders’ equity	9,805	6,884	7,867	7,021	6,756
Total	$28,926	$28,231	$27,744	$25,554	$26,175
COMMON SHARES AT YEAR-END	409	421	432	438	446
CASH FLOW DATA
Cash provided by operating activities	$4,241	$3,783	$3,194	$2,924	$1,809
Cash used for investing activities	(1,205)	(1,655)	(499)	(708)	(1,461)
Cash used for financing activities	(2,300)	(2,460)	(1,511)	(2,166)	(2,076)
RETURN ON INVESTED CAPITAL(g)	21.4%	19.2%	14.5%	10.8%	9.6%
NEGOTIATED BACKLOG	$76,660	$75,905	$74,825	$73,986	$76,899

Notes to Five Year Summary

(a)

In 2007, we reclassified interest income and certain other debt-related expenses from Other income (expense), net to Other non-operating income (expense), net on our Statement of Earnings. All amounts for prior periods in the table above have been reclassified to conform to the 2007 presentation.

(b)

Includes the effects of items not considered in the assessment of the operating performance of our business segments (see the section, “Results of Operations – Unallocated Corporate Income (Expense), Net” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) which increased Operating profit by $71 million, $46 million after tax ($0.11 per share). Also includes a reduction in Income tax expense of $59 million ($0.14 per share) resulting from the closure of Internal Revenue Service examinations for the 2003 and 2004 tax years and claims we filed for additional extraterritorial income tax benefits for years prior to 2005. On a combined basis, these items increased earnings by $105 million after tax ($0.25 per share).

(c)

Includes the effects of items not considered in the assessment of the operating performance of our business segments which increased Operating profit by $230 million, $150 million after tax ($0.34 per share). Also includes expenses of $16 million, $11 million after tax ($0.03 per share) for a debt exchange, and a reduction in Income tax expense of $62 million ($0.14 per share) resulting from a tax benefit related to claims we filed for additional extraterritorial income exclusion (ETI) tax benefits. On a combined basis, these items increased earnings by $201 million after tax ($0.45 per share).

(d)

Includes the effects of items not considered in the assessment of the operating performance of our business segments which, on a combined basis, increased Operating profit by $173 million, $113 million after tax ($0.25 per share).

(e)

Includes the effects of items not considered in the assessment of the operating performance of our business segments which decreased Operating profit by $61 million, $54 million after tax ($0.12 per share). Also includes a charge of $154 million, $100 million after tax ($0.22 per share) for the early repayment of debt, and a reduction in Income tax expense resulting from the closure of an Internal Revenue Service examination of $144 million ($0.32 per share). On a combined basis, these items reduced earnings by $10 million after tax ($0.02 per share).

(f)

Includes the effects of items not considered in the assessment of the operating performance of our business segments which, on a combined basis, decreased Operating profit by $7 million, $6 million after tax ($0.01 per share). Also includes a charge of $146 million, $96 million after tax ($0.21 per share) for the early repayment of debt.

(g)

We define return on invested capital (ROIC) as Net earnings plus after-tax interest expense divided by average invested capital (Stockholders’ equity plus debt), after adjusting Stockholders’ equity by adding back adjustments related to postretirement benefit plans. We believe that reporting ROIC provides investors with greater visibility into how effectively we use the capital invested in our operations. We use ROIC to evaluate multi-year investment decisions and as a long-term performance measure, and also use it as a factor in evaluating management performance under certain of our incentive compensation plans. ROIC is not a measure of financial performance under generally accepted accounting principles, and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to Net earnings as an indicator of performance. We calculate ROIC as follows:

(In millions)	2007	2006	2005	2004	2003
Net earnings	$3,033	$2,529	$1,825	$1,266	$1,053
Interest expense (multiplied by 65%) [1]	229	235	241	276	317
Return	$3,262	$2,764	$2,066	$1,542	$1,370
Average debt [2,5]	$4,416	$4,727	$5,077	$5,932	$6,612
Average equity [3,5]	7,661	7,686	7,590	7,015	6,170
Average benefit plan adjustments [3,4,5]	3,171	2,006	1,545	1,296	1,504
Average invested capital	$15,248	$14,419	$14,212	$14,243	$14,286
Return on invested capital	21.4%	19.2%	14.5%	10.8%	9.6%

[1]	Represents after-tax interest expense utilizing the federal statutory rate of 35%.
[2]	Debt consists of Long-term debt, including Current maturities of long-term debt, and short-term borrowings (if any).
[3]

Equity includes non-cash adjustments, primarily for unrecognized benefit plan actuarial losses and prior service costs in 2007 and 2006, the adjustment for the adoption of FAS 158 in 2006, and the additional minimum pension liability in years prior to 2007.

[4]

Average benefit plan adjustments reflect the cumulative value of entries identified in our Statement of Stockholders Equity under the captions “Postretirement benefit plans,” “Adjustment for adoption of FAS 158” and “Minimum pension liability.” The total of annual benefit plan adjustments to equity were: 2007 = $1,706 million; 2006 = ($1,883) million; 2005 = ($105) million; 2004 = ($285) million; 2003 = $331 million; 2002 = ($1,537 million); and 2001 = ($33 million). As these entries are recorded in the fourth quarter, the value added back to our average equity in a given year is the cumulative impact of all prior year entries plus 20% of the current year entry value.

[5]	Yearly averages are calculated using balances at the start of the year and at the end of each quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

The financial section of our Form 10-K includes management’s discussion and analysis, our consolidated financial statements, the notes to those financial statements and a five year summary of financial information. We have prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of our Company and alert you as to some of the more important activities and events that occurred this year.

Our Business

We principally research, design, develop, manufacture, integrate, operate and sustain advanced technology systems and products, and provide a broad range of management, engineering, technical, scientific, logistic and information services. We mainly serve customers in domestic and international defense, civil agencies, and homeland security. Our sales to agencies of the U.S. Government, including those to the Department of Defense (DoD), represented 84% of our sales in 2007. Of the remaining 16% of sales, approximately 13% related to sales to international customers (including foreign military sales funded, in whole or in part, by the U.S. Government), with the remainder attributable to commercial and other customers. In 2006 and 2005, sales to agencies of the U.S. Government represented 84% and 85% of our total sales. Our main areas of focus are in defense, space, intelligence, homeland security and government information technology.

In February 2007, we announced a realignment of our operations to enhance support for critical customer missions and increase our integration of resources. The realignment included the combination of our former Information Technology & Global Services (IT&GS) and Integrated Systems & Solutions (IS&S) business segments into a new business segment named Information Systems & Global Services (IS&GS), along with certain other changes. All business segment disclosures and amounts in this Form 10-K have been reclassified to reflect the realignment.

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

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 32 through 58) – provides our management’s view about industry trends, risks and uncertainties relating to Lockheed Martin, accounting policies that we view as critical in light of our business, our results of operations, including discussions about the key performance drivers of each of our business segments, our financial position and cash flows, commitments and contingencies, important events or transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Reports related to the financial statements and internal control over financial reporting (pages 59 through 61) – include the following:

•

A report from management, indicating our responsibility for financial reporting, the financial statements, and the system of internal control over financial reporting and an assessment of the effectiveness of those controls;

•	A report from Ernst & Young LLP, an independent registered public accounting firm, which includes their opinion on the effectiveness of our system of internal control over financial reporting; and
•	A report from Ernst & Young LLP which includes their opinion on the fair presentation of our financial statements based on their audits.

Financial statements (pages 62 through 65) – include our consolidated Statements of Earnings, Cash Flows and Stockholders’ Equity for each of the last three years, and our Balance Sheet as of the end of the last two years. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Notes to the financial statements (pages 66 through 95) – provide insight into and are an integral part of our financial statements. The notes contain explanations of our significant accounting policies, details about certain of the captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to our business segments. The notes to the financial statements also are prepared in accordance with GAAP.

Highlights

The financial section of our Form 10-K describes our ongoing operations, including discussions about particular lines of business or programs, our ability to finance our operating activities, and trends and uncertainties in our industry and how they might affect our future operations. We also discuss those items affecting our results that were not considered in senior management’s assessment of the operating performance of our business segments. We separately disclose these items to assist in your evaluation of our overall operating performance and financial condition of our consolidated company. We would like to draw your attention to the following items disclosed in this financial section and where you will find them:

Topic	Location(s)
Critical accounting policies:
Contract accounting/revenue recognition	Page 37 and page 67
Postretirement benefit plans	Page 38 and page 83
Environmental matters	Page 39, page 67 and page 89
Goodwill	Page 40 and page 67
Stock-based compensation	Page 41, page 69 and page 80
Discussion of business segments	Page 44 and page 90
Liquidity and cash flows	Page 51 and page 64
Capital structure and resources	Page 52, page 63, page 65 and page 79
Legal proceedings, commitments and contingencies	Page 54 and page 87
Income taxes	Page 69 and page 77

Industry Considerations

U.S. Government – Department of Defense Business

The President’s budget proposal for fiscal year 2009 focuses on ensuring America’s economic prosperity and keeping our country safe. The Administration’s priorities include balancing the budget by 2012, combating terrorism and protecting the homeland, promoting economic growth, and controlling non-security and entitlement spending. Over half of the discretionary spending in the budget proposal is allocated to defense and other security needs to be addressed by the Departments of Defense, Homeland Security, and State – all key customers of ours.

For fiscal year 2009, the President’s budget proposes $515.4 billion for the Department of Defense (DoD), reflecting the Administration’s commitment to continued modernization of our Armed Forces and sustainment of current capabilities. This amount, called the base budget, excludes any funding for ongoing military operations in Iraq and Afghanistan or the global war on terrorism. These costs, discussed below, are requested as emergency supplemental funding. The fiscal year 2009 DoD base budget is an increase of $35.9 billion, or 7.5%, over the fiscal year 2008 base budget as enacted into law at the end of 2007. The 2009 DoD base budget includes $104.2 billion for procurement of systems and equipment (Procurement) and $79.6 billion for research, development, test, and evaluation (RDT&E), collectively termed the investment accounts. The proposed investment budget of $183.8 billion represents a nearly 5% increase in the investment accounts over fiscal year 2008 enacted levels and represents a record-high level of funding for these accounts.

The Operations and Maintenance accounts, which contain the bulk of funding for training, logistics, services, and other sustainment activities, total approximately $179.8 billion for fiscal year 2009, an increase of $15.6 billion, or nearly 10%, over fiscal year 2008 enacted levels. The balance of the budget, $151.8 billion, includes amounts for military pay and benefits, construction, and other activities.

Over the fiscal years 2009-2013, total DoD funding is expected to rise to $549.0 billion in 2013, or 14.4% higher than the fiscal year 2008 budget. Total proposed funding for the DoD over this five-year period is nearly $2.7 trillion, reflecting both the significant increase in the same five-year period in the budget proposal submitted in February of 2007, as well as a small additional increase in this year’s plan.

In addition to the base DoD budget, the Administration is again requesting funding to defray costs for Operation Iraqi Freedom and Operation Enduring Freedom in Afghanistan. The fiscal year 2009 budget proposal includes $70.0 billion in supplemental funding for the ongoing war on terrorism, which is $20 billion higher than anticipated in last year’s budget proposal. This amount reflects only costs anticipated to be incurred in the first several months of fiscal year 2009 to ensure continuity of funding during the transition to the next Administration, which will begin in January of 2009, and the budget proposal assumes the next Administration will determine what additional amounts may be required for these activities. The budget proposal also assumes Congress will approve the full $183.8 billion in supplemental funding requested for fiscal year 2008, of which only $86.8 billion had been approved at the time of the budget submission. Total funding requested for the fiscal year 2009 base and supplemental budgets is $585.4 billion.

Details of the supplemental funding request have not yet been released. Supplemental funding enables the DoD to proceed on critical modernization and acquisition programs, versus using funds available for those programs to pay for the Iraq and Afghanistan missions. While Congress has expressed concern about the size of supplemental budgets, funding for ongoing operations has not been significantly curtailed by Congress. We expect that Congress will approve the remaining fiscal year 2008 supplemental funding in a timely fashion, and, thus, we do not believe that the cost of ongoing operations in Iraq and Afghanistan will materially impact the investment accounts in the near term.

We believe our broad mix of programs and capabilities continues to position us favorably to support the current and future needs of the DoD. Our key aircraft programs are strongly supported in the fiscal year 2009 DoD budget request. The request includes $4.0 billion for 20 F-22 Raptor air dominance fighter aircraft produced under a multiyear contract entered into in 2007, and $6.7 billion for the F-35 Lightning II Joint Strike Fighter program. Funding of $933 million is proposed for procurement of 8 C-130J aircraft, as well as advance procurement for 16 additional C-130Js. The budget also includes $798.2 million to continue upgrades of the C-5 strategic airlift aircraft.

The fiscal year 2009 budget request includes $10.5 billion, an increase of $600 million over fiscal year 2008, for missile defense capabilities. We are represented in almost every aspect of land, sea, air and space-based missile defense, including the AEGIS weapon system program, the Medium Extended Air Defense System (MEADS), the Patriot Advanced Capability (PAC-3) missile program, the Terminal High Altitude Area Defense (THAAD) system, and the Multiple Kill Vehicle (MKV) program.

In the areas of space-based intelligence and information superiority, we have leadership positions on programs such as the TSAT Mission Operations System (TMOS), Mobile User Objective System (MUOS), the Advanced Extremely High Frequency (AEHF) system, the Space-Based Infrared System-High (SBIRS-H) and classified programs. Space-based systems are robustly funded in the fiscal year 2009 request at $10.7 billion.

The fiscal year 2009 budget proposes $16.4 billion for an array of command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) programs. We are well-positioned in these capabilities, including the Air Operations Center Weapons System Integrator, the Warfighter Information Network – Tactical, the Combatant Commanders Integrated Command and Control System, and the Global Communications Support System – Air Force.

We will continue to perform on contracts to develop and deliver essential munitions, missile, and other systems, such as Hellfire, Guided Multiple Launch Rocket Systems, and EQ-36, to our warfighters. We are bringing our systems integration expertise as well as our existing advanced technology products and services into adjacent military product lines, such as the Littoral Combat Ship and the VH-71 U.S. Presidential Helicopter programs, both of which are supported in the fiscal year 2009 budget request. We are well-positioned to expand in these adjacent markets, as well as in unmanned systems capabilities, including air, ground, and underwater systems.

We are a significant presence in information technology support and modernization for the DoD. We see opportunities for expansion of our sustainment and logistical support activities to enhance the longevity of the systems procured by our customers and improving global supply chain management, and we see opportunities to grow our business in providing global services and business process management across the DoD enterprise.

Most of the aforementioned programs require funding over several annual government budget cycles. There is always an inherent risk that these and other DoD programs could become potential targets for future reductions or elimination of funding to pay for other programs, either in the Administration’s budget reviews or in the Congressional process of annual appropriations.

U.S. Government – Non-Department of Defense Business

The war on terrorism has focused greater attention on the security of our homeland and the need for better communication and interoperability among law enforcement, civil government agencies, intelligence agencies, and our military services. Our experience in the defense arena, together with our core information technology and services expertise, has enabled us to provide products and services to a number of government agencies, including the Departments of Homeland Security, Justice, Commerce, Health and Human Services, State, Transportation and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, the National Aeronautics and Space Administration (NASA), the Environmental Protection Agency (EPA), and the Library of Congress.

The Administration’s budget proposal for fiscal year 2009 seeks to limit overall growth in the civil agency budgets to one percent per year or less. Despite this limitation on total non-defense discretionary spending in the President’s proposal, our key programs are well supported in the budgets of the various agencies with which we do business.

The fiscal year 2009 budget submission for NASA is $17.6 billion, $500 million higher than the fiscal year 2008 level, and our key programs are well supported in the request. The next-generation human space flight crew transportation system, known as the Crew Expeditionary Vehicle (CEV) or Orion, is a key element of NASA’s Vision for Space Exploration and will succeed the Space Shuttle in transporting a new generation of human explorers to and from space. Orion is supported at a level of $1.1 billion in the budget proposal for NASA.

Though we have continued to receive new orders from the U.S. military in 2007 for satellites to support missile defense, battlefield communications and other defense initiatives, the environment for our commercial satellites business continues to be very competitive due mainly to low demand for new satellites as a result of excess capacity in the telecommunications industry. We are managing our commercial satellite business with an expectation of receiving fewer orders due to market constraints.

The Department of Homeland Security fiscal year 2009 budget request of $37.6 billion is an increase of 7.7% over fiscal year 2008 enacted level. Within the budget, the Coast Guard Deepwater system is funded at $990.4 million. Despite overall decreases in the total budgets for the Departments of Transportation and Justice, the Transportation Workers Identity Card (TWIC) program, the Federal Aviation Administration’s Automated Flight Services Station Network, and the Federal Bureau of Investigation’s Sentinel program are well supported in their respective agency budgets. Other key programs are well supported in the civil agency budgets.

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

In addition, the continuing strong emphasis on homeland security may increase demand for our capabilities in areas such as air traffic management, ports, waterways and cargo security, biohazard detection systems for postal equipment, employee identification and credential verification systems, information systems security, and other global security systems solutions. In addition, we may see an increase in demand from the Department of State and the United Nations for mission services, global security and stability operations, and facility services.

Similar to the risks inherent in our defense business, funding for our civil agency business is contingent on approval in annual appropriations acts for each of the agencies with which we have business. Major programs may be funded over several annual government budget cycles, with the risk of future reductions or elimination in the Administration’s budget review or in the annual Congressional appropriations process.

In the civil government business, some risks are unique to particular programs. For example, although indemnification by the U.S. Government to cover potential claims or liabilities resulting from a failure of technologies developed and deployed may be available in some instances for our defense businesses, U.S. Government indemnification may not be available for homeland security purposes. In addition, there are some instances where the U.S. Government could provide indemnification under applicable law, but elects not to do so. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We generally seek, and in certain cases have obtained, limitation of such potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. SAFETY Act qualification is less useful in mitigating potential liability for international applications of our homeland security products and services. Where we are unable to secure indemnification or qualification under the SAFETY Act or choose not to do so, we may nevertheless elect to provide the product or service when we think the related risks are manageable or when emergency conditions relative to national security make qualification impracticable.

Other Business Considerations

We have continued the expansion of our business with foreign governments primarily through Aeronautics, Electronic Systems and with IS&GS’ acquisition of PAE in 2006. Our international sales are comprised of “foreign military sales” through the U.S. Government and direct commercial contracts. In Aeronautics, the U.S. Government and eight foreign government partners are working together on the design, testing and production of the F-35 Lightning II. The F-16 Fighting Falcon has been selected by 24 countries, with 52 follow-on buys from 14 customers. The C-130J Super Hercules air mobility aircraft is currently in service in four foreign countries, and is expanding its international footprint with recent orders from Canada and Norway. With regard to the AEGIS weapon system, our Electronic Systems segment performs activities in the development, production, ship integration and test, and lifetime support for ships of international customers (e.g., Japan, Korea and Spain). Electronic Systems also produces the PAC-3 missile, an advanced defensive missile designed to intercept incoming airborne threats, for international customers including Japan, Germany and the Netherlands. The acquisition of PAE has increased our presence in certain less developed countries by providing base camp construction, logistics, democratization and management services, among others, generally through our contracts with such customers as the United Nations and the U.S. Department of State.

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

In years in which an appropriations bill has not been signed into law before September 30 (the end of the U.S. Government’s fiscal year), Congress typically passes a continuing resolution that authorizes U.S. Government agencies to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our revenue and profit during the period.

We are exposed to risks associated with U.S. Government contracting, including technological uncertainties, dependence on fewer manufacturing suppliers, and obsolescence, as well as Congressional appropriation and allotment of funds each year. Many of our programs involve the development and application of state-of-the-art technologies aimed at achieving challenging goals. As a result, setbacks, delays, cost growth and product failures can occur.

We have entered into various joint ventures, teaming and other business arrangements to help support our portfolio of products and services in many of our lines of business, since their activities are closely aligned with our operations. For example, we have a 50% equity interest in United Launch Alliance, LLC (ULA), which provides the production, engineering, test and launch operations associated with U.S. Government launches on Atlas and Delta launch vehicles, and a 50% equity interest in United Space Alliance, LLC (USA) which provides ground processing and other operational services to the Space Shuttle program.

Certain of our business arrangements include international partners. The conduct of international business introduces other risks into our operations, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries and the potential for unanticipated cost increases resulting from the possible deterioration of political relations. The nature of our international business also makes us subject to the export control regulations of the U.S. Department of State and the Department of Commerce. If these regulations are violated, it could result in monetary penalties and denial of export privileges. We are currently unaware of any violations of export control regulations which are reasonably likely to have a material adverse effect on our business or our results of operations, cash flows or financial position.

In August 2006, the President signed into law legislation related to pension plan funding in response to the public’s concern over the adequacy of such funding. The law has the effect of accelerating the required amount of annual pension plan contributions under the Internal Revenue Code that most companies will be required to pay, effective in 2008. The legislation provides an exemption for us as well as other large U.S. defense contractors that delays the requirement to accelerate funding. The legislation also requires the U.S. Government Cost Accounting Standards (CAS) Board to modify its pension accounting rules by 2010 to better align the recovery of pension contributions on U.S. Government contracts with the new accelerated funding requirements. The new funding requirements for large U.S. defense contractors will be delayed until the earlier of 2011 or the year in which the changes to the CAS rules are effective.

Critical Accounting Policies

Contract Accounting / Revenue Recognition

Approximately 84% of our sales are derived from long-term contracts for design, development and production activities, with the remainder attributable to contracts to provide other services that are not associated with design, development or production activities. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

Accounting for Design, Development and Production Contracts

Generally, we record long-term, fixed-price design, development and production contracts on a percentage of completion basis using units-of-delivery as the basis to measure progress toward completing the contract and recognizing sales. For example, we use this method of revenue recognition on our C-130J tactical transport aircraft program and Multiple Launch Rocket System program. For certain other long-term, fixed-price design, development and production contracts that, along with other factors, require us to deliver minimal quantities over a longer period of time or to perform a substantial level of development effort in comparison to the total value of the contract, sales are recorded when we achieve performance milestones or using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales based on the ratio of costs incurred to our estimate of total costs at completion. As examples, we use this methodology for our F-22 Raptor program and the AEGIS Weapon System program.

In some instances, long-term production programs may require a significant level of development and/or a low rate of initial production units in their early phases, but will ultimately require delivery of increased quantities in later, full rate production stages. In those cases, the revenue recognition methodology may change from the cost-to-cost method to the units-of-delivery method as new contracts for different phases of a program are received after considering, among other factors, program and production stability. As we incur costs under cost-reimbursement-type contracts, we record sales and an estimated profit. Cost-reimbursement-type contracts include time and materials and other level-of-effort-type contracts. Examples of this type of revenue recognition include the F-35 Lightning II Joint Strike Fighter System Development and Demonstration (SDD) program and the THAAD missile defense program. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government (i.e., foreign military sales).

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

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), performance by our subcontractors, and the availability and timing of funding from our customer. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies in place to address these as well as other contractual and business arrangements to properly account for long-term contracts.

Products and services provided under long-term design, development and production contracts represent approximately 84% of our sales for 2007. Therefore, the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all design, development and production contracts was higher or lower by one percentage point, our Net earnings would increase or decrease by approximately $225 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods.

Accounting for Services Contracts

Revenue under contracts for services other than those associated with design, development or production activities is generally recognized either as services are performed or when a contractually required event has occurred, depending on the contract. This methodology is mainly used by our IS&GS segment. Services contracts primarily include operations and maintenance contracts, and outsourcing-type arrangements. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred, except that initial “set-up” costs are capitalized and recognized ratably over the life of the agreement. Earnings related to such services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Incentives and award fees related to performance on services contracts are recognized when they are fixed and determinable, generally at the date of award.

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense, and public relations are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the amounts we spend for groundwater treatment and soil remediation related to discontinued operations and sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and supporting agreements reached with the U.S. Government.

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

Postretirement Benefit Plans

Most of our employees are covered by defined benefit pension plans (pension plans), and we provide health care and life insurance benefits to eligible retirees. Our earnings may be negatively or positively impacted by the amount of expense or income we record for our employee benefit plans. This is particularly true with expense or income for pension plans because those calculations are sensitive to changes in several key economic assumptions and workforce demographics. Non-union represented employees hired after January 1, 2006 do not participate in our defined benefit pension plans, but are eligible to participate in a defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation.

We account for our pension plans using Statement of Financial Accounting Standards (FAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) and FAS 87, Employers’ Accounting for Pensions. FAS 158, which we adopted as of December 31, 2006, required us to recognize on a plan-by-plan basis the funded status of our postretirement benefit plans, with a corresponding adjustment to Accumulated other comprehensive loss, net of tax, in Stockholders’ equity. Prior to the end of 2006, unrecognized actuarial losses and prior service costs were netted against the plans’ funded status on our Balance Sheet in accordance with FAS 87. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) of the plan.

FAS 87 requires that the amounts we record, including the expense or income for the plans, be computed using actuarial valuations. These valuations include many assumptions, including assumptions we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense or income for the following calendar year are the discount rate, the expected long-term rate of return on plan assets and the rates of increase in future compensation levels, with the more subjective of these being the discount rate and the expected long-term rate of return on plan assets. We use judgment in reassessing these assumptions each year because we have to consider current market conditions and, in the case of the expected long-term rate of return on plan assets, past investment experience, judgments about future market trends, changes in interest rates and equity market performance. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

The discount rate we select impacts both the calculation of the PBO at the end of the year as well as the calculation of net postretirement benefit plan cost in the subsequent year. We evaluate several data points in order to arrive at an appropriate discount rate. These items include quoted rates from long-term bond indices and changes in long-term bond rates over the past year. At the close of 2007, the annualized Merrill Lynch index for long-term AA corporate bonds (15+ years) was 6.37%.

We also calculate the approximate average yields on securities that were selected to match our projected pension-related cash flows. Our pension-related cash flows are put into actuarial models that included data for corporate bonds rated AA or better. The available universe of bonds are adjusted to reflect call provisions, outstanding issue amount, and bonds that are considered “outliers.” As of December 31, 2007, the actuarial models calculated rates ranging from 6.35% to 6.57%. The data we collect provides important inputs into our determination of an appropriate discount rate. After reviewing all of the above data, we determined that the most appropriate discount rate for calculating our benefit obligations as of December 31, 2007 would be 6.375%, compared to 5.875% used at the end of 2006.

The discount rate assumption we select at the end of each year is based on our best estimates and judgment. A reasonably possible change of plus or minus 25 basis points in the 6.375% discount rate assumption at December 31, 2007, with all other assumptions held constant, would decrease or increase the amount of the projected benefit obligation we recorded at the end of 2007 by approximately $900 million, resulting in an after-tax increase or decrease in Stockholders’ equity at the end of the year of approximately $580 million. If the 5.875% discount rate at December 31, 2006 that was used to compute 2007 pension expense had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense recorded would have been lower or higher by approximately $90 million.

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the plan obligation. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The actual return in any specific year likely will differ from the assumption, but the average expected return over a long-term future horizon should be approximated by the assumption; therefore, changes in this assumption are less frequent than changes in the discount rate. Any variance in a given year should not, by itself, suggest that the assumption should be changed. Patterns of variances should be reviewed over time and then combined with expectations for the future.

Environmental Matters

We are a party to various agreements, proceedings and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the EPA or by a state agency. We record financial statement accruals for environmental matters in the period that it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in Note 1 to the financial statements). Judgment is required when we develop assumptions and estimate costs expected to be incurred for environmental remediation activities due to difficulties in assessing the extent of environmental remediation to be performed, complex environmental regulations and remediation technologies, cost allowability issues, agreements among PRPs to share in the cost of remediation as discussed below and other factors.

We enter into agreements (e.g., administrative orders, consent decrees) which document the extent and timing of our environmental remediation obligation. We are also involved in remediation activities at environmental sites where formal agreements exist, but do not quantify the extent and timing of our obligation. Environmental cleanup activities usually cover several years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, the appropriate technology to be used to accomplish the remediation, and evolving regulatory environmental standards. We consider these factors in our estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range which we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We review the estimates periodically and make adjustments to reflect changes in facts and circumstances. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards).

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

Under agreements reached with the U.S. Government, most of the amounts we spend for groundwater treatment and soil remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, a substantial amount of the expenditures we incur are being included in our Net sales and Cost of sales according to U.S. Government agreement or regulation.

At the end of 2007, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $572 million. About 40% of the liability relates to former operating sites in Redlands and Burbank, California, mainly for remediation of soil and groundwater contamination. The remainder of the liability relates to other properties (including current operating facilities and certain facilities operated in prior years) for which our obligation is probable and the financial exposure can be reasonably estimated. We have recorded assets totaling $480 million at December 31, 2007 for the portion of environmental costs that are probable of future recovery in pricing of our products and services to agencies of the U.S. Government. The amount that is expected to be allocated to our commercial businesses has been expensed through Cost of sales. Any recoveries we receive from other PRPs or insurance would reduce the allocated amounts included in our future U.S. Government Net sales and Cost of sales.

Goodwill Impairment

In accordance with FAS 142, Goodwill and Other Intangible Assets, we review Goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of Goodwill may not be recoverable. Such events or circumstances could include significant changes in the business climate of our industry, operating performance indicators, competition, or sale or disposal of a portion of a reporting unit. The assessment is performed at the reporting unit level which we generally define as the business segment level or one level below the business segment. Our annual testing date is October 1.

Performing the Goodwill impairment test requires judgment, including the identification of reporting units and the determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology which requires significant judgment, including estimation of future cash flows. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, general market conditions and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or Goodwill impairment for each reporting unit.

We evaluate Goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including Goodwill. If the carrying value exceeds the fair value, we measure impairment by comparing the derived fair value of Goodwill to its carrying value, and any impairment determined is recorded in the current period.

Our Goodwill at December 31, 2007 amounted to $9.4 billion. We completed our assessment of Goodwill as of October 1, 2007 and determined that no impairment existed at that date. Changes in estimates and assumptions we make in conducting our Goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a Goodwill impairment charge in a future period. However, a 10% decrease in the estimated fair value of any of our reporting units at October 1, 2007 would not have resulted in a Goodwill impairment charge.

Stock-Based Compensation

We account for our stock-based compensation under the provisions of FAS 123(R), Share-Based Payments. We recognize compensation cost related to all share-based payments, including restricted stock units (RSUs) and stock options. Compensation cost for RSUs is based on the market value of our common stock on the date of the award. We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model. Our stock options do not include market or performance conditions. We generally recognize the compensation cost for RSUs and stock options ratably over a three-year vesting period.

The Black-Scholes option pricing model requires us to make estimates and assumptions in determining certain inputs to the model, including a volatility factor for our stock, an expected life of the option and a risk-free interest rate. We estimate volatility based on the historical volatility of our daily stock price over the past five years, which is commensurate with the expected life of the options. We base the average expected life on the contractual term of the stock option, historical trends in employee exercise activity and post-vesting employment termination trends. We analyzed the option exercise patterns of our employees and determined there are no significant differences between employee groups. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We also are required to estimate forfeitures at the date of grant which we base on historical experience. If any of our estimates or assumptions used in the Black-Scholes model were to change significantly, stock-based compensation expense could differ materially in the future from the amount recorded in 2007. Compensation cost recognized in 2007 totaled $149 million.

Acquisition and Divestiture Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this not only internally, through our independent research and development activities, but also through acquisitions. We selectively pursue the acquisition of businesses and investments that complement our current portfolio and allow access to new customers or technologies. We have made a number of such niche acquisitions of businesses during the past several years. Over the last five years, we have paid $2.6 billion to complete 18 such acquisitions. Conversely, we may also explore the divestiture of businesses, investments and real estate. If we were to decide to sell any such assets, the resulting gains, if any, would be recorded when the transactions are completed and losses, if any, would be recorded when the value of the related asset is determined to be impaired.

Acquisitions

We used approximately $160 million in 2007 for acquisition activities including the acquisition of, among others, Management Systems Designers Inc. (MSD), a provider of information technology (IT) and scientific solutions supporting government life science, national security, and other civil agency missions. The amount also includes certain payments related to acquisitions completed in prior years. The acquisitions were not material to our consolidated results of operations in 2007.

In 2006 and 2005, we completed acquisitions of the following businesses:

Year ended December 31, 2006 –

•

Pacific Architects and Engineers, Inc., a provider of services to support military readiness, peacekeeping missions, nation-building activities, and disaster relief services (included in our IS&GS segment);

•	Savi Technology, Inc., a developer of active radio frequency identification solutions (included in our IS&GS segment);
•	Aspen Systems Corporation, an information management company that delivers a range of business process and technology solutions (included in our IS&GS segment);
•	ISX Corporation, a provider of military decision systems and other information technology solutions (included in our Electronic Systems segment); and
•	HMT Vehicles, a military vehicle design company (included in our Electronic Systems segment).

Year ended December 31, 2005 –

•	The SYTEX Group, Inc., a provider of information technology solutions and technical support services (included in our IS&GS segment);

•	STASYS Limited, a U.K.-based technology and consulting firm specializing in network communications and defense interoperability (included in our IS&GS segment);
•	INSYS Group Limited, a U.K.-based diversified supplier of military communications systems, weapons systems and advanced analysis services (included in our Electronic Systems segment); and
•	Coherent Technologies, Inc., a supplier of high-performance, laser-based remote sensing systems (included in the Space Systems segment).

The aggregate cash paid for the 2006 acquisitions, as well as for amounts paid in 2006 related to acquisitions completed in 2005, was $1.1 billion. The aggregate cash paid for the 2005 acquisitions, as well as for amounts paid in 2005 related to acquisitions completed in prior periods, was $564 million. We accounted for the acquisitions under the purchase method of accounting, and therefore recorded purchase accounting adjustments by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The acquisitions were not material to our consolidated results of operations in 2006 or 2005.

Divestitures

During 2007, 2006 and 2005, we continued to execute the strategy to monetize certain of our equity investments and real estate by divesting of the following:

Year ended December 31, 2007

•

Our remaining 20% interest in Comsat International, which resulted in a gain, net of state income taxes, of $25 million in Other income (expense), net, and increased Net earnings by $16 million ($0.04 per share); and

•	Certain land in California, which resulted in a gain, net of state income taxes, of $25 million in Other income (expense), net, and increased Net earnings by $16 million ($0.04 per share).

Year ended December 31, 2006

•

Our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS). The gain on the sale was deferred pending the disposition of guarantees associated with providing launch services for certain customers (see Note 2);

•	21 million shares of Inmarsat plc, which resulted in a gain, net of state income taxes, of $127 million in Other income (expense), net, and increased Net earnings by $83 million ($0.19 per share);
•	The assets of Space Imaging, LLC, which resulted in a gain, net of state income taxes, of $23 million in Other income (expense), net, and increased Net earnings by $15 million ($0.03 per share); and
•

Certain land in California and Florida, which resulted in an aggregate gain, net of state income taxes, of $51 million in Other income (expense), net, and increased Net earnings by $33 million ($0.08 per share).

Year ended December 31, 2005

•	Our interest in NeuStar, Inc., which resulted in a gain, net of state income taxes, of $30 million in Other income (expense), net, and increased Net earnings by $19 million ($0.04 per share);
•

16 million of our Inmarsat plc shares for $89 million. In addition, primarily as a result of a successful initial public offering by Inmarsat, we recognized a gain of $42 million which had previously been deferred. Together, these transactions resulted in gains, net of state income taxes, totaling $126 million in Other income (expense), net, and increased Net earnings by $82 million ($0.18 per share); and

•	Our 25% interest in Intelsat, Ltd., which resulted in a gain, net of state income taxes, of $47 million in Other income (expense), net, and increased Net earnings by $31 million ($0.07 per share).

United Launch Alliance

On December 1, 2006, we completed the formation of ULA (see Note 2) with The Boeing Company (Boeing). The net book value of the assets we contributed and the liabilities that ULA assumed from us was initially determined to be $190 million as of the date of closing. We accounted for the transfer at net book value, with no gain or loss recognized. In July 2007, we reached agreement with Boeing with respect to resolution of the final working capital and the value of the launch vehicle support contracts that we each contributed to form ULA, as contemplated by the original agreements. In connection with the resolution agreements, we made additional contributions to ULA in respect of the working capital adjustment totaling $177 million which resulted in an increase in our investment in ULA. ULA also conformed the accounting policies of the contributed businesses. The adoption of conformed accounting policies affected the book value of the assets and liabilities that each of us contributed and resulted in adjustments to ULA’s balance sheet as of December 1, 2006.

After the agreement was implemented and the adjustments were recorded, our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing ratably over 10 years as Equity in net earnings (losses) of equity investees in Other income (expense), net. Our investment in ULA totaled $402 million and $197 million at December 31, 2007 and 2006. ULA did not have a material impact on our consolidated results of operations, financial position or cash flows in 2007.

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

Net Sales

(In billions)

The following discussion of net sales and operating results provides an overview of our operations by focusing on key elements in our Statement of Earnings. The “Discussion of Business Segments” which follows describes the contributions of each of our business segments to our consolidated Net sales and Operating profit for 2007, 2006 and 2005. We follow an integrated approach for managing the performance of our business, and generally focus the discussion of our results of operations around major lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

For 2007, Net sales were $41.9 billion, a 6% increase over 2006 sales. Sales for 2006 were $39.6 billion, a 6% increase over 2005 sales. Sales increased during 2007 in all segments as compared to 2006. Except for anticipated reductions at Aeronautics, sales increased in all segments in 2006 as compared to 2005. The U.S. Government is our largest customer, accounting for about 84% of our sales in 2007, 84% in 2006, and 85% in 2005.

Other income (expense), net was $293 million for 2007 compared to $336 million in 2006. This decrease was primarily due to gains recognized in 2006 from the sale of shares of Inmarsat and assets of Space Imaging, offset partially by increased equity earnings in affiliates in 2007. Other income (expense), net increased $20 million from 2005 to 2006 due to higher equity earnings in affiliates and gains from the sale of land in 2006.

Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payments, and related rules, on a modified prospective basis (see Note 11). Under this method, we recognize compensation cost related to the estimated fair value of nonvested stock options and restricted stock granted in 2006 and prior years. Prior to January 1, 2006, we measured compensation cost for stock options using the intrinsic value method, but disclosed the pro forma effects on Net earnings and Earnings per share as if compensation cost had been recognized based upon the fair value-based method. During the years ended December 31, 2007 and 2006, we recorded compensation cost related to stock options and restricted stock totaling $149 million and $111 million which is included in the Statement of Earnings in Cost of sales. The net impact to earnings was $96 million ($0.22 per share) and $70 million ($0.16 per share). Compensation cost related to restricted stock in 2005 was not material. As of December 31, 2007, we had $136 million of total unrecognized compensation cost related to nonvested stock options, restricted stock units and restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our Net sales and Cost of sales. As a result, the impact on our Operating profit of certain transactions and other matters disclosed in this Form 10-K is disclosed net of state income taxes.

Our Operating profit for 2007 was $4.5 billion, an increase of 20% compared to 2006. Our Operating profit for 2006 was $3.8 billion, an increase of 32% compared to 2005. Operating profit increased across all business segments in both comparative periods and was also favorably impacted by lower Unallocated Corporate costs, primarily due to a decline in the FAS/CAS pension adjustment.

Interest expense for 2007 was $352 million, $9 million lower than 2006. This decrease was mainly driven by lower interest expense associated with the September 2006 debt exchange. Interest expense for 2006 was $361 million, $9 million lower than in 2005. This decrease in interest expense primarily was due to reductions in our debt outstanding.

Other non-operating income (expense), net totaled $193 million in 2007, an increase of 5% from 2006, and was $183 million in 2006, an increase of 38% from 2005. The increase in 2007 was mainly due to the $16 million of debt exchange expenses recorded in 2006, as there were no comparable charges in 2007. The increase in 2006 over 2005 primarily was attributable to higher interest rates and amounts invested.

Our effective tax rates were 30.6% for 2007, 29.6% for 2006, and 30.2% for 2005. The effective rates for all years were lower than the statutory rate of 35% primarily due to tax deductions for U.S. manufacturing activities, dividends related to our employee stock ownership plan, and research and development (R&D) tax credits. In addition, the rate for 2007 reflected a reduction in Income tax expense of $59 million related to the completion of an IRS audit in the first quarter. The rate for 2006 reflected a reduction in Income tax expense of $62 million related to a refund claim for additional extraterritorial income exclusion (ETI) benefits in prior years recognized in the third quarter of 2006. The rates in 2006 and 2005 also reflected tax benefits related to ETI.

The increase in the 2007 effective tax rate when compared to 2006 is primarily the result of the elimination of the extraterritorial tax benefits in 2007, partially offset by additional tax benefits resulting from a statutory increase in U.S. manufacturing benefits, new legislation that provided enhanced R&D tax credits, and the favorable closure of an IRS audit. The small decrease in the 2006 tax rate when compared to 2005 is primarily the result of higher extraterritorial tax benefits in 2006 resulting from a refund claim for additional prior year benefits.

Net earnings increased as compared to the prior year for the sixth consecutive year. We reported Net earnings of $3.0 billion ($7.10 per share) in 2007, Net earnings of $2.5 billion ($5.80 per share) in 2006, and Net earnings of $1.8 billion ($4.10 per share) in 2005.

Discussion of Business Segments

In February 2007, we announced a realignment of our operations to enhance support for critical customer missions and increase our integration of resources. The realignment included the combination of our IT&GS and IS&S business segments into a new business segment named IS&GS, along with certain other changes.

We now operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS and Space Systems. We organize our business segments based on the nature of the products and services offered.

Our Aeronautics business segment is engaged in the design, research and development, systems integration, production, sustainment, support and upgrade of advanced military aircraft, air vehicles and related technologies, primarily for U.S. and allied country military services. Combat aircraft programs include the F-35, F-22 and F-16 aircraft. The F-35 Lightning II is currently in the System Development and Demonstration phase and has entered low rate production. Aeronautics has been producing F-22 Raptors since 1997, and delivered 24 to the U.S. Air Force in 2007, bringing the total deliveries to 110. We also received a 60 aircraft multi-year contract for Production Lots 7, 8 and 9. A total of 41 F-16 Fighting Falcons were delivered in 2007 worldwide, bringing the total deliveries to 4,389. Sales at Aeronautics are expected to decline in 2008 primarily due to a projected reduction in F-16 activities. In the area of Air Mobility, we produce the C-130J Super Hercules aircraft. We delivered 12 aircraft in 2007. A total of 213 have been ordered and 159 delivered through 2007. In addition to aircraft production, the segment provides logistics support, sustainment, and upgrade modification and services for its aircraft.

The Electronic Systems business segment is engaged in the design, research, development, integration, production and sustainment of high performance systems and subsystems for undersea, shipboard, land and airborne applications, including tactical missiles, surface ship and submarine combat systems, ground combat vehicle integration and radars, among others. With such a broad portfolio of products and services, many of its activities involve a combination of both development and production contracts with varying delivery schedules. This business segment has continued to expand its core competencies as a leading systems integrator. Some of its more significant programs, including the Terminal High Altitude Area Defense (THAAD) system, the VH-71 Presidential helicopter, the AEGIS weapon system and the Arrowhead fire control system for the Apache helicopter, demonstrate the diverse products and services Electronic Systems provides.

The IS&GS business segment combines a full range of information competencies with a global delivery capability. The segment provides full life cycle support and expertise in the areas of software and systems engineering, including in space, air and ground systems, and provides logistics, mission operations support, peacekeeping and nation-building services for a wide variety of U.S. defense and civil government agencies. Key programs and activities include the Transformational Communications MILSATCOM Mission Operations Segment (TMOS) program, the FAA Automated Flight Service Station (AFSS) program and a number of task order vehicles (indefinite-delivery/indefinite-quantity (IDIQ) contracts) in our Information Technology line of business. We expect continued strong growth in providing information technology solutions to government agencies.

The Space Systems business segment is engaged in the design, research, development, engineering and production of satellites for both government and commercial customers, strategic and defensive missile systems and space transportation systems. Through ownership interests in two joint ventures, the segment also includes Space Shuttle processing activities and expendable launch services for the U.S. Government. Government satellite programs include the Advanced Extremely High Frequency (AEHF) system, the Mobile User Objective System (MUOS), the Global Positioning System (GPS) and the Space-Based Infrared System (SBIRS). Strategic and missile defense programs include the Targets and Countermeasures Program and the Fleet Ballistic Missile program. Space transportation includes the NASA Orion program.

In the following table of financial data, total Operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate expense, net” includes the FAS/CAS pension adjustment (see the discussion of “Postretirement Benefit Plans” under “Critical Accounting Policies”), costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities. Since the activities of the investees in which certain business segments hold equity interests are closely aligned with the operations of those segments, the equity earnings (losses) from those investees are included in the Operating profit of the respective segments.

This table shows Net sales and Operating profit of the business segments and reconciles to the consolidated total. For all years presented, interest income has been reclassified from segment Operating profit and Unallocated Corporate income (expense), net to Other non-operating income (expense), net to conform to the 2007 consolidated Statement of Earnings presentation (see Note 1). In 2006, we reclassified $199 million, including $182 million from Unallocated Corporate expense, net and $17 million from across the business segments. In 2005, we reclassified $143 million, including $132 million from Unallocated Corporate expense, net and $11 million from across the business segments. The impact on the individual segments’ operating results was not material. In addition, we reclassified $16 million in expenses associated with the debt exchange in 2006 and $10 million related to a charge for the early repayment of debt in 2005, each from Unallocated Corporate expense, net to Other non-operating income (expense), net in the respective years.

(In millions)	2007	2006	2005
Net sales
Aeronautics	$12,303	$12,188	$12,349
Electronic Systems	11,143	10,519	9,811
Information Systems & Global Services	10,213	8,990	8,233
Space Systems	8,203	7,923	6,820
Total	$41,862	$39,620	$37,213
Operating profit
Aeronautics	$1,476	$1,221	$1,018
Electronic Systems	1,410	1,264	1,078
Information Systems & Global Services	949	804	720
Space Systems	856	742	605
Total business segments	4,691	4,031	3,421
Unallocated Corporate expense, net	(164)	(261)	(568)
Total	$4,527	$3,770	$2,853

The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was approximately $76.7 billion and $75.9 billion at December 31, 2007 and 2006. This amount included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite-quantity (IDIQ) contracts. Funded backlog was approximately $42.3 billion at December 31, 2007.

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

In our discussions of comparative results, changes in Net sales and Operating profit are generally expressed in terms of volume and/or performance. Volume refers to increases (or decreases) in sales resulting from varying production activity levels, deliveries or service levels on individual contracts. Volume changes typically include a corresponding change in Operating profit based on the estimated profit rate at completion for a particular contract for design, development and production activities. Changes in segment Operating profit are also expressed in terms of performance. Performance generally refers to changes in contract profit rates at completion. These changes on our contracts for products usually relate to profit recognition associated with revisions to total estimated costs at completion of the contract that reflect improved (or deteriorated) operating or award fee performance on a particular contract. Changes in estimates of Net sales and Operating profit on contracts for products are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods.

Segment Operating Profit

(In millions)

Aeronautics

Aeronautics’ operating results included the following:

(In millions)	2007	2006	2005
Net sales	$12,303	$12,188	$12,349
Operating profit	1,476	1,221	1,018
Backlog at year-end	26,300	26,900	31,100

Net sales for Aeronautics increased by 1% in 2007 compared to 2006. The increase in Net sales was due to growth in Other Aeronautics programs and Combat Aircraft, which were offset partially by declines in Air Mobility. Other Aeronautics programs increased $106 million primarily due to higher volume in sustainment services activities. Combat Aircraft sales increased $43 million mainly due to volume increases on the F-22 program that more than offset declines on F-16 programs. These increases were offset partially by a $34 million decline in Air Mobility sales due to lower volume on C-130 programs.

Net sales for Aeronautics decreased by 1% in 2006 compared to 2005. The anticipated decline in Net sales was due to a decline in Air Mobility sales that was offset partially by increases in Combat Aircraft and Other Aeronautics programs sales.

Air Mobility sales declined by $535 million primarily due to C-130J deliveries (12 in 2006 compared to 15 in 2005) and lower volume on the C-5 program. Combat Aircraft sales increased by $292 million mainly due to higher F-35 and F-22 volume, partially offset by reduced volume on F-16 programs. Other Aeronautics programs sales increased by $83 million primarily due to higher volume in sustainment services activities.

Operating profit for the segment increased 21% in 2007 compared to 2006. Operating profit increases in Combat Aircraft more than offset decreases in Other Aeronautics programs and Air Mobility. Combat Aircraft operating profit increased $326 million mainly due to improved performance on F-22 and F-16 programs. Air Mobility and Other Aeronautics programs declined $77 million due to lower operating profit in support and sustainment activities.

Operating profit for the segment increased 20% in 2006 compared to 2005. Operating profit increased in both Combat Aircraft and Air Mobility. Combat Aircraft increased $114 million, mainly due to higher volume on the F-35 and F-22 programs, and improved performance on F-16 programs. The improvement for the year was also attributable in part to the fact that in 2005, operating profit included a reduction in earnings on the F-35 program. Air Mobility operating profit increased $84 million, mainly due to improved performance on C-130J sustainment activities in 2006.

Backlog decreased in 2007 as compared to 2006 primarily as a result of sales volume on the F-35 program. This decrease was offset partially by increased orders on the F-22 and C-130J programs.

Electronic Systems

Electronic Systems’ operating results included the following:

(In millions)	2007	2006	2005
Net sales	$11,143	$10,519	$9,811
Operating profit	1,410	1,264	1,078
Backlog at year-end	21,200	19,700	18,600

Net sales for Electronic Systems increased by 6% in 2007 compared to 2006. Sales increased in Missiles & Fire Control (M&FC), Maritime Systems & Sensors (MS2), and Platform, Training & Energy (PT&E). M&FC sales increased $258 million mainly due to higher volume in fire control systems and air defense programs, which more than offset declines in tactical missile programs. MS2 sales grew $254 million due to volume increases in undersea and radar systems activities that were offset partially by decreases in surface systems activities. PT&E sales increased $113 million, primarily due to higher volume in platform integration activities, which more than offset declines in distribution technology activities.

Net sales for Electronic Systems increased by 7% in 2006 compared to 2005. Higher volume in platform integration activities led to increased sales of $329 million at PT&E. MS2 sales increased $267 million primarily due to surface systems activities. Air defense programs contributed to increased sales of $118 million at M&FC.

Operating profit for the segment increased by 12% in 2007 compared to 2006, representing an increase in all three lines of business during the year. Operating profit increased $70 million at PT&E primarily due to higher volume and improved performance on platform integration activities. MS2 operating profit increased $32 million due to higher volume on undersea and tactical systems activities that more than offset lower volume on surface systems activities. At M&FC, operating profit increased $32 million due to higher volume in fire control systems and improved performance in tactical missile programs, which partially were offset by performance on certain international air defense programs in 2006.

Operating profit for the segment increased by 17% in 2006 compared to 2005. Operating profit increased by $74 million at MS2 mainly due to higher volume on surface systems and undersea programs. PT&E operating profit increased $61 million mainly due to improved performance on distribution technology activities. Higher volume on air defense programs contributed to a $52 million increase in operating profit at M&FC.

The increase in backlog during 2007 over 2006 resulted primarily from increased orders for certain tactical missile programs and fire control systems at M&FC and platform integration programs at PT&E.

Information Systems & Global Services

Information Systems & Global Services’ operating results included the following:

(In millions)	2007	2006	2005
Net sales	$10,213	$8,990	$8,233
Operating profit	949	804	720
Backlog at year-end	11,800	10,500	9,200

Net sales for IS&GS increased by 14% in 2007 compared to 2006. During the year, sales increased in Global Services, Information Systems, and Mission Solutions. Global Services sales increased $609 million due to higher volume and growth in mission services activities including the impact of the acquisition of PAE in September 2006. Information Systems sales increased $401 million due to growth in information technology and the acquisition of MSD in February 2007. Higher volume in mission and combat support activities accounted for the majority of the $216 million sales increase at Mission Solutions.

Net sales for IS&GS increased by 9% in 2006 compared to 2005. During the year, sales increases in Global Services and Mission Solutions more than offset declines in Information Systems. Global Services sales increased $761 million primarily due to higher volume in mission services activities and the acquisition of PAE. Information Systems sales decreased $143 million primarily due to lower volume in information technology activities. At Mission Solutions, sales increased $140 million due to higher volume in global security solutions activities that more than offset declines in mission and combat support solutions.

Operating profit for the segment increased by 18% in 2007 compared to 2006. During the year, operating profit increased in all three lines of business. Mission Solutions operating profit increased $90 million due to higher volume in mission and combat support solutions and aviation solutions activities. Global Services operating profit growth of $35 million was primarily attributable to the acquisition of PAE. Information Systems increased $34 million primarily due to improved performance of information technology activities and the acquisition of MSD.

Operating profit for the segment increased by 12% in 2006 compared to 2005. During the year, operating profit increased in all three lines of business. Higher volume in global security solutions activities accounted for the majority of the $41 million increase in operating profit at Mission Solutions. Information Systems operating profit increased $34 million mainly due to improved performance in information technology and systems integration activities. Operating profit increased $15 million in Global Services primarily due to the acquisition of PAE.

The increase in backlog during 2007 over 2006 was due to increased orders in Mission Support activities and Information Systems programs.

Space Systems

Space Systems’ operating results included the following:

(In millions)	2007	2006	2005
Net sales	$8,203	$7,923	$6,820
Operating profit	856	742	605
Backlog at year-end	17,400	18,800	15,900

Net sales for Space Systems increased 4% in 2007 compared to 2006. During the year, sales increases at Satellites and Strategic & Defensive Missile Systems (S&DMS) more than offset declines at Space Transportation. In Satellites, an increase of $354 million was mainly driven by higher volume in government satellite activities, while commercial satellites sales remained relatively flat. There were four commercial satellite deliveries during 2007 and five in 2006. Higher volume in strategic missile programs accounted for the majority of a $225 million increase in sales at S&DMS. Space Transportation sales declined $290 million. This decline was expected given the divestiture of the International Launch Services business and the formation of the ULA joint venture in the fourth quarter of 2006. The Corporation no longer records sales on Atlas launch vehicles and related support to the U.S. Government, as ULA is accounted for under the equity method of accounting. This sales decline was offset partially by higher volume on the Orion program.

Net sales for Space Systems increased by 16% in 2006 compared to 2005. During the year, sales growth in Satellites and S&DMS offset declines in Space Transportation. The $1.1 billion growth in Satellites sales was mainly due to higher volume on both government and commercial satellite programs. There were five commercial satellite deliveries in 2006 compared to no deliveries in 2005. Higher volume in both strategic missile programs accounted for the $114 million sales increase at S&DMS. In Space Transportation, sales declined $102 million primarily due to lower volume in government space transportation activities on the Titan and External Tank programs. Increased sales on the Atlas Evolved Expendable Launch Vehicle Launch capabilities (ELC) contract partially offset the lower government space transportation sales.

Operating profit for the segment increased 15% in 2007 compared to 2006. During the year, operating profit growth in Satellites and S&DMS more than offset declines at Space Transportation. Satellites’ operating profit increased $90 million due to improved performance in commercial and government satellite activities. Increased operating profit of $33 million at S&DMS was due to higher volume and improved performance on strategic missile programs. In Space Transportation, the decline of $18 million in 2007 operating profit from 2006 was mainly due to a charge recognized by ULA in the third quarter of 2007 for an asset impairment on Delta II medium lift launch vehicles. The decline also reflects benefits recognized in 2006 from risk reduction activities, including the definitization of the ELC contract, and other performance improvements on the Atlas program, with no similar items recognized in the comparable period in 2007.

Operating profit for the segment increased 23% in 2006 compared to 2005. Operating profit increased in Satellites, Space Transportation and S&DMS. The $69 million growth in Satellites operating profit was primarily driven by the volume and performance on government satellite programs and commercial satellite deliveries. In Space Transportation the $44 million growth in operating profit was attributable to improved performance on the Atlas program resulting from risk reduction activities, including the first quarter definitization of the ELC contract. In S&DMS, the $26 million increase was attributable to higher volume on strategic missile programs.

Under the agreement to sell our ownership interests in LKEI and ILS in the fourth quarter of 2006, we continued to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. We expect to recognize the $67 million deferred net gain on the transaction when our responsibility to refund the advances expires, which we generally believe will be in 2008 based on the expected Proton launch schedule, which is subject to change. Our ability to realize the deferred net gain is dependent upon Khrunichev State Research and Production Space Center (Khrunichev) providing the contracted launch services or, in the event the launch services are not provided, ILS’ ability to refund the advance.

Our Balance Sheet at December 31, 2007 included current assets relating to LKEI and ILS totaling $132 million and current liabilities totaling $189 million, both of which will be reduced as the launch services are provided. The assets primarily relate to advances we have made to Khrunichev, the manufacturer of the launch vehicles and provider of the launch services, for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact resulting from our inability to realize the assets related to LKEI and ILS would be partially mitigated by our not recognizing the $67 million deferred net gain on the transaction.

The decrease in backlog during 2007 as compared to 2006 was mainly due to sales volume related to government and commercial satellite programs, which more than offset increased orders on strategic missile programs.

Unallocated Corporate Income (Expense), Net

The following table shows the components of Unallocated Corporate income (expense), net.

(In millions)	2007	2006	2005
FAS/CAS pension adjustment	$(58)	$(275)	$(626)
Items not considered in segment operating performance	71	230	173
Stock compensation expense	(149)	(111)	—
Other, net	(28)	(105)	(115)
	$(164)	$(261)	$(568)

The FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with FAS 87 and pension costs calculated and funded in accordance with CAS. Because the CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in a particular segment’s Net sales and Cost of sales, the results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules. Accordingly, the FAS/CAS adjustment is not included in segment operating results and therefore is included in the reconciliation of total segment Operating profit to consolidated Operating profit under GAAP.

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

(In millions)	2007	2006	2005
FAS 87 expense	$(687)	$(938)	$(1,124)
Less: CAS expense and funding	(629)	(663)	(498)
FAS/CAS pension adjustment – expense	$(58)	$(275)	$(626)

The FAS 87 expense decreased in 2007 due to an increase in the discount rate and other factors such as the effects of the actual return on plan assets. FAS 87 expense decreased in 2006 primarily due to the reduction in the rate of future compensation increases as well as the growth in plan assets in 2006, including contributions we made to the pension trust.

CAS are a major factor in determining our pension funding requirements and govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government. The total funding requirement for pension plans under CAS in 2007 was $629 million, which was recorded in our segment results of operations. That amount was funded through discretionary prepayments we made to the plans in 2006. For 2008, we expect our funding requirements and expense under CAS to decrease. Also in 2008, funding in addition to the amount calculated under CAS will likely be required under Internal Revenue Code (IRC) rules. Any additional amounts computed under the IRC rules are considered to be prepayments under the CAS rules, and are recorded on our Balance Sheet and recovered in future periods. In 2007, 2006 and 2005, we made discretionary prepayments of $335 million, $594 million and $980 million to the pension trust. Prepayments reduce the amount of future cash funding that will be required under the CAS and IRC rules and, as a result, we expect to have no required cash contributions to the pension trust in 2008.

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach permitted by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as certain other Corporate activities, are not considered by management in evaluating the operating performance of business segments. Therefore, for purposes of segment reporting, the following items were included in Unallocated Corporate income (expense), net for 2007, 2006 and 2005:

(In millions, except per share data)	Operating Profit (Loss)	Net Earnings (Loss)	Earnings (Loss) Per Share
Year ended December 31, 2007
Gain on sale of interest in Comsat International	$25	$16	$0.04
Gain on sale of land in California	25	16	0.04
Earnings from reversal of legal reserves due to settlement	21	14	0.03
	$71	$46	$0.11
Year ended December 31, 2006
Gain on sale of interest in Inmarsat	$127	$83	$0.19
Gains on sale of land	51	33	0.08
Earnings from expiration of AES transaction indemnification	29	19	0.04
Gain on sale of Space Imaging’s assets	23	15	0.03
	$230	$150	$0.34
Year ended December 31, 2005
Gains related to Inmarsat transactions	$126	$82	$0.18
Gain on sale of interest in Intelsat	47	31	0.07
Gain on sale of interest in NeuStar	30	19	0.04
Impairment charge related to a satellite	(30)	(19)	(0.04)
	$173	$113	$0.25

The change in the “Other, net” component of Unallocated Corporate income (expense), net from 2006 to 2007 and from 2005 to 2006 primarily was due to lower expense associated with a number of corporate activities.

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

Net Cash Provided by Operating Activities

(In millions)

Operating Activities

Net cash provided by operating activities increased by $458 million to $4.2 billion in 2007 as compared to 2006. In 2007, the increase was primarily attributable to an increase in net earnings of $504 million and lower postretirement benefit plan contributions of $399 million as compared to 2006. This increase was offset partially by a $309 million decrease in cash provided by operating working capital and higher net tax payments of $272 million compared to 2006. Operating working capital accounts consist of Receivables, Inventories, Accounts payable, and Customer advances and amounts in excess of costs incurred.

Net cash provided by operating activities was $3.8 billion in 2006, an increase of $589 million compared to 2005. The increase was primarily attributable to an increase in Net earnings of $704 million, and also to an increase in operating working capital improvements of $150 million compared to 2005. The remaining change in cash between the periods was due to income tax payments, postretirement benefit plan contributions, and the timing of various other operating activities.

Investing Activities

Capital expenditures – Capital expenditures for Property, plant and equipment amounted to $940 million in 2007, $893 million in 2006 and $865 million in 2005. We expect our capital expenditures over the next three years to exceed 2007 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our strategic, operational and financial targets, help build a balanced portfolio and provide disciplined growth. As disclosed under the caption “Acquisition and Divestiture Activities,” we paid $337 million, including amounts related to acquisitions completed in prior years, for the acquisition of businesses and joint venture activities in 2007, compared with $1,122 million in 2006 and $564 million in 2005.

In 2007, we received proceeds of $26 million from the sale of our remaining interest in Comsat International. During 2006, we received proceeds of $132 million from the sale of our remaining shares in Inmarsat, $24 million from the sale of assets of Space Imaging, LLC, and $24 million from the sale of Lockheed Martin Intersputnik. During 2005, we received proceeds of $935 million from the divestiture of non-core equity investments, including $752 million from the sale of our investment in Intelsat, Ltd., $140 million from the sale of Inmarsat shares and the redemption of certain Inmarsat equity-related investments, and $33 million from the sale of our NeuStar investment.

Financing Activities

Share issuances, repurchases and dividends – Cash received from the issuance of our common stock during the years ended December 31, 2007, 2006 and 2005 totaled $350 million, $627 million and $406 million. Those activities resulted in the issuance of 7.1 million shares, 13.6 million shares and 9.7 million shares during the respective periods.

During 2007, 2006 and 2005, we used cash of $2,127 million, $2,115 million and $1,310 million for common share repurchase activity (see Note 10). Our share repurchase program authorizes the repurchase of up to 128 million shares of our common stock from time-to-time at management’s discretion, including 20 million of additional shares our Board authorized for repurchase in 2007. As of December 31, 2007, we had repurchased a total of 95.3 million shares under the program, and there remained approximately 32.7 million shares that may be repurchased in the future.

The payment of dividends on our common shares is one of the key components of our balanced cash deployment strategy. Shareholders were paid cash dividends of $615 million in 2007, $538 million in 2006 and $462 million in 2005. We have increased our quarterly dividend rate in each of the last three years. We declared quarterly dividends: in 2007 of $0.35 per share during each of the first three quarters and $0.42 per share for the last quarter; in 2006 of $0.30 per share during each of the first three quarters and $0.35 per share for the last quarter; and in 2005 of $0.25 per share during each of the first three quarters and $0.30 per share for the last quarter.

Issuance and repayment of Long-term debt – Cash provided from operations has been our principal source of funds to reduce our Long-term debt. In 2007, we repaid $32 million of Long-term debt based on scheduled maturities. During 2006, we paid $353 million to complete an exchange of debt and $210 million related to scheduled debt repayments. In 2005, we used $145 million of cash for the early retirement and scheduled repayment of Long-term debt.

Capital Structure and Resources

At December 31, 2007, we held Cash and cash equivalents of approximately $2.6 billion and Short-term investments of $333 million. Our Long-term debt, net of unamortized discounts, amounted to $4.4 billion. Our Long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR; however, at December 31, 2007, we had an agreement in place to swap variable interest rates on the debentures for a fixed interest rate. With this swap agreement, our entire Long-term debt portfolio effectively bears interest at fixed rates.

In the fourth quarter of 2007, the price of our common stock exceeded 130% of the $73.25 conversion price on our $1.0 billion of convertible debentures for the specified period of time, and therefore holders of the debentures may elect to convert them during the quarter ending March 31, 2008 (see Note 7). The right to convert the debentures based on our stock price is re-evaluated each quarter. We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash or common stock. The conversion obligation in excess of the accreted principal amount at December 31, 2007 totaled approximately $437 million. If that amount had been settled in shares on that date, we would have been required to issue 4.2 million shares of our common stock. We have the right to redeem any or all of the debentures at any time after August 15, 2008.

We also have outstanding $300 million of 40-year debentures issued in 1996 that bear interest of 7.20%, the registered holders of which may elect, between March 1 and April 1, 2008, to have their debentures repaid on May 1, 2008. We have continued to classify these debentures and the $1.0 billion of convertible debentures discussed above as long-term based on our ability and intent to maintain the debt outstanding for at least one year. Our ability to do so is demonstrated by our $1.5 billion revolving credit facility which expires in June 2012 (see discussion below). There were no borrowings outstanding under the credit facility on December 31, 2007.

In August 2006, we issued $1.1 billion of new 6.15% Notes due 2036 (the New Notes). The New Notes were issued in exchange for certain other of our then outstanding debt securities, and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the previous notes. The cash consideration of $343 million, which is included in the Statement of Cash Flows in financing activities, is being amortized over the life of the New Notes as a discount using the effective interest method and recorded in interest expense. The New Notes are included on our Balance Sheet net of the unamortized discount under the caption Long-term debt, net. The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and were recorded in Other non-operating income (expense), net. They reduced Net earnings in 2006 by $11 million ($0.03 per share).

Our Stockholders’ equity amounted to $9.8 billion at December 31, 2007, an increase of $2.9 billion from December 31, 2006. The increase was due primarily to Net earnings of $3.0 billion, the remeasurement and recognition of prior period amounts related to our postretirement benefit plans under FAS 158 (see Note 12), which increased Other comprehensive income by $1.7 billion, and employee stock activity of $889 million. These increases were partially offset by the repurchase of 21.6 million common shares for $2.1 billion and payment of $615 million of dividends during the year. As we repurchase our common shares, we reduce Common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of Additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, Additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $471 million recorded as a reduction of Retained earnings.

Through our debt repayment activities, our Long-term debt balance has declined $3.2 billion over the last five years from $7.6 billion at December 31, 2002. Our debt-to-total capitalization ratio was 31% at December 31, 2007, down from 39% at December 31, 2006. The decrease from 2006 to 2007 was primarily attributable to the increase in Stockholders’ equity discussed above.

Debt-to-Total Capital Ratio

Return on invested capital (ROIC) improved by 220 basis points during 2007 to 21.4%. We define ROIC as Net earnings plus after-tax interest expense divided by average invested capital (Stockholders’ equity plus debt), after adjusting Stockholders’ equity by adding back amounts related to postretirement benefit plans, including unrecognized prior service costs, unrecognized actuarial gains and losses, the adjustment for the adoption of FAS 158 in 2006 and minimum pension liability adjustments recorded in prior years. We believe that reporting ROIC provides investors with greater visibility into how effectively we use the capital invested in our operations. We use ROIC to evaluate multi-year investment decisions and as a long-term performance measure. We also use ROIC as a factor in evaluating management performance under certain of our incentive compensation plans.

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

Return On Invested Capital Ratio

At December 31, 2007, we had in place a $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility at December 31, 2007. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank Base Rate (as defined). Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2007. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2007, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle tax and other liabilities. Capital lease obligations were negligible. Payments due under these obligations and commitments are as follows:

	Payments Due By Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt(a)	$4,749	$104	$243	$2	$4,400
Interest payments(b)	4,945	308	512	492	3,633
Other liabilities	1,694	197	523	202	772
Operating lease obligations	1,104	295	419	268	122
Purchase obligations:
Operating activities	26,051	15,309	9,432	1,017	293
Capital expenditures	256	242	11	1	2
Total contractual cash obligations	$38,799	$16,455	$11,140	$1,982	$9,222
(a)	The total amount of Long-term debt excludes unamortized discounts of $342 million (see Note 7).
(b)

Interest payments include amounts for debt outstanding through maturity except for our $1 billion of convertible debentures, for which we have included payments through August 15, 2008. Subsequent to that date, interest is no longer payable to holders, but rather will be included in the accreted principal of the debentures (see Note 7).

Long-term debt includes scheduled principal payments only. Generally, our Long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets.

Amounts related to Other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2007. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans, environmental liabilities and business acquisition agreements. Obligations related to environmental liabilities represent our estimate of remediation payment obligations under government consent decrees and agreements, excluding amounts reimbursed by the U.S. Government in its capacity as a potentially responsible party. The amounts also include liabilities related to tax positions we have taken for which we have recorded liabilities in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (see Notes 1 and 8). We estimated the timing of payments based on the expected completion of the related examinations by the applicable taxing authorities.

Purchase obligations related to operating activities include agreements and requirements contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations in the preceding table include approximately $25 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. However, the U.S. Government would generally be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” pursuant to the FAR. For example, if we had commitments to purchase goods and services that were entered into as a result of a specific contract we received from our U.S. Government customer and the customer terminated the contract for its convenience, any amounts we would be required to pay to settle the related commitments, as well as amounts previously incurred, would generally be reimbursed by the customer. This would also be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language may also be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include amounts for facilities and equipment at several of our locations, related to customer contracts.

We also may enter into industrial participation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, and building or leasing facilities for in-country operations. We do not commit to offset agreements until orders for our products or services are definitive. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have not been required to pay any such penalties. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and generally require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2007, we had outstanding offset agreements totaling $8.9 billion, primarily related to our Aeronautics segment, that extend through 2020. To the extent we have entered into purchase obligations at December 31, 2007 that also satisfy offset agreements, those amounts are included in the preceding table.

In connection with the formation of ULA, we and Boeing each committed to provide up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support was required to be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case, to the extent necessary for ULA to meet its working capital needs. We agreed to provide this support for at least five years from December 1, 2006, the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing have put into place a revolving credit agreement with ULA. At December 31, 2007, we had made $3 million in payments under our capital contribution commitment, and no amounts have been drawn on the revolving credit agreement. In addition, both we and Boeing have cross-indemnified each other related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain of its launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2007, and that it will not be necessary to make payments under the cross-indemnities.

We have entered into standby letter of credit agreements and other arrangements with financial institutions and customers mainly relating to advances received from customers and/or the guarantee of future performance on some of our contracts. In some cases, we may also guarantee the contractual performance of third parties. At December 31, 2007, we had outstanding letters of credit, surety bonds and guarantees, as follows:

	Commitment Expiration By Period
(In millions)	Total Commitment	Less Than 1 Year (a)	1-3 Years (a)	3-5 Years	After 5 Years

Standby letters of credit	$2,873	$2,651	$169	$45	$8
Surety bonds	423	378	45	—	—
Guarantees	32	1	30	1	—
Total commitments	$3,328	$3,030	$244	$46	$8
(a)

Approximately $2,299 million, $36 million and $23 million of standby letters of credit in the “Less Than 1 Year,” “1-3 Year,” and “3-5 Year” periods, and approximately $44 million and $3 million of surety bonds in the “Less Than 1 Year” and “1-3 Year” periods, are expected to renew for additional periods until completion of the contractual obligation.

Included in the table above is approximately $375 million representing letter of credit and surety bond amounts for which related obligations or liabilities are also recorded on the Balance Sheet, either as reductions of Inventories, as Customer advances and amounts in excess of costs incurred, or as Other liabilities. Approximately $2.0 billion of the standby letters of credit in the table above were issued to secure advance payments received under an F-16 contract from an international customer. These letters of credit are available for draw down in the event of our nonperformance, and the amount available will be reduced as certain events occur throughout the period of performance in accordance with the contract terms. Similar to the letters of credit for the F-16 contract, other letters of credit and surety bonds are available for draw down in the event of our nonperformance.

Under the agreement to sell our ownership interests in LKEI and ILS (see Note 2), we will continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. We expect to recognize the $67 million deferred net gain on the transaction when our responsibility to refund the advances expires, which we currently believe will be in 2008 based on the expected Proton launch schedule, which is subject to change. The amount we could be required to pay is expected to increase over time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, and will be reduced by the occurrence of those launches. At December 31, 2007, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $174 million. That amount may be partially mitigated by approximately $57 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur. Through December 31, 2007, Proton launch services provided through ILS were provided according to contract terms.

Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 31, 2007, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures based on LIBOR for a fixed interest rate through August 15, 2008. With this swap agreement, our Long-term debt portfolio effectively bears interest at fixed rates. We have designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement and in subsequent periods, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the Statement of Earnings. We determined that the hedging relationship remained highly effective at December 31, 2007. The fair value of the interest rate swap agreement is adjusted at each Balance Sheet date, with a corresponding adjustment to Other comprehensive income (loss). At December 31, 2007, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At December 31, 2007, the fair value of forward exchange contracts outstanding and the amounts of gains and losses recorded during the year then ended were not material.

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (FAS) 141(R), Business Combinations, which will become effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in our results of operations as incurred. FAS 141(R) will be effective for businesses acquired after the effective date.

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which is effective January 1, 2008, with the exception of leases and certain nonfinancial assets and liabilities. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. We currently do not expect that the adoption of FAS 157 will have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which also becomes effective January 1, 2008. Under FAS 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings in each subsequent reporting period. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. We do not plan to elect the fair value option.

In September 2007, the FASB issued a proposed rule that would change the accounting for our $1 billion of floating rate convertible debentures. The effect of the rule, if enacted as proposed, requires the proceeds from the debt issuance to be bifurcated between a debt and equity component as of the August 2003 issuance date. The equity component reflects the value of the conversion feature. The FASB currently plans to re-deliberate the proposal in the first quarter of 2008 and has not indicated when it may become effective. If approved as currently drafted, we would expect the proposed rule to result in immaterial changes to our previously reported Balance Sheets and Statements of Earnings to reflect the amortization of additional interest expense over the period from August 2003 to August 2008.

Controls and Procedures

We maintain disclosure controls and procedures, including internal control over financial reporting, which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our controls and procedures with respect to those entities are necessarily substantially more limited (in some cases, only that of a passive equity holder) than those we maintain with respect to our consolidated subsidiaries.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of December 31, 2007. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2007.

During 2007, we also performed a separate evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, including performing self-assessment and monitoring procedures. Based on those activities and other evaluation procedures, our management, including the CEO and CFO, concluded that internal control over financial reporting was effective as of December 31, 2007. Management’s report on our financial statements and internal control over financial reporting appears on page 59. In addition, the effectiveness of our internal control over financial reporting was audited by our independent registered public accounting firm. Their report appears on page 60.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” beginning on page 56, and under the caption “Derivative financial instruments” in Note 1 – Significant Accounting Policies on page 69 of this Form 10-K.

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

Management conducted an evaluation of the effectiveness of the Corporation’s system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2007. Ernst & Young LLP also assessed the effectiveness of the Corporation’s internal control over financial reporting for the year ended December 31, 2007, as stated in their report included herein.

Essential to the Corporation’s internal control system is management’s dedication to the highest standards of integrity, ethics and social responsibility. To support these standards, management has issued Setting the Standard, our Code of Ethics and Business Conduct (the Code). The Code provides for a telephone help line that employees can use to confidentially or anonymously communicate to the Corporation’s ethics office complaints or concerns about accounting, internal control or auditing matters. These matters are forwarded directly to the Audit Committee of the Corporation’s Board of Directors.

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

/s/ Robert J. Stevens	/s/ Bruce L. Tanner
ROBERT J. STEVENS	BRUCE L. TANNER
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Lockheed Martin Corporation and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 26, 2008

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2006 the Corporation adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), and Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 26, 2008

Lockheed Martin Corporation

Consolidated Statement of Earnings

	Year ended December 31,
(In millions, except per share data)	2007	2006	2005
Net sales
Products	$35,267	$33,863	$31,518
Services	6,595	5,757	5,695
	41,862	39,620	37,213
Cost of sales
Products	31,479	30,572	28,800
Services	5,874	5,118	5,073
Unallocated Corporate costs	275	496	803
	37,628	36,186	34,676
	4,234	3,434	2,537
Other income (expense), net	293	336	316
Operating profit	4,527	3,770	2,853
Interest expense	352	361	370
Other non-operating income (expense), net	193	183	133
Earnings before income taxes	4,368	3,592	2,616
Income tax expense	1,335	1,063	791
Net earnings	$3,033	$2,529	$1,825
Earnings per common share
Basic	$7.29	$5.91	$4.15
Diluted	$7.10	$5.80	$4.10

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheet

	December 31,
(In millions)	2007	2006
Assets
Current assets
Cash and cash equivalents	$2,648	$1,912
Short-term investments	333	381
Receivables	4,925	4,595
Inventories	1,718	1,657
Deferred income taxes	756	900
Other current assets	560	719
Total current assets	10,940	10,164

Property, plant and equipment, net	4,320	4,056
Goodwill	9,387	9,250
Purchased intangibles, net	463	605
Prepaid pension asset	313	235
Deferred income taxes	760	1,487
Other assets	2,743	2,434
	$28,926	$28,231
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,163	$2,221
Customer advances and amounts in excess of costs incurred	4,254	3,856
Salaries, benefits and payroll taxes	1,544	1,584
Current maturities of long-term debt	104	34
Other current liabilities	1,806	1,858
Total current liabilities	9,871	9,553

Long-term debt, net	4,303	4,405
Accrued pension liabilities	1,192	3,025
Other postretirement benefit liabilities	928	1,496
Other liabilities	2,827	2,868

Stockholders’ equity
Common stock, $1 par value per share	409	421
Additional paid-in capital	—	755
Retained earnings	11,247	9,269
Accumulated other comprehensive loss	(1,851)	(3,561)
Total stockholders’ equity	9,805	6,884
	$28,926	$28,231

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
(In millions)	2007	2006	2005
Operating Activities
Net earnings	$3,033	$2,529	$1,825
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization of property, plant and equipment	666	600	555
Amortization of purchased intangibles	153	164	150
Stock-based compensation	149	111	—
Excess tax benefits on stock-based compensation	(124)	(129)	—
Deferred income taxes	110	75	24
Changes in operating assets and liabilities:
Receivables	(324)	94	(390)
Inventories	(57)	(530)	(39)
Accounts payable	(66)	217	239
Customer advances and amounts in excess of costs incurred	394	475	296
Other	307	177	534
Net cash provided by operating activities	4,241	3,783	3,194
Investing Activities
Expenditures for property, plant and equipment	(940)	(893)	(865)
Acquisitions of businesses / investments in affiliates	(337)	(1,122)	(564)
Divestitures of businesses / investments in affiliates	26	180	935
Sale (purchase) of short-term investments, net	48	48	(33)
Other	(2)	132	28
Net cash used for investing activities	(1,205)	(1,655)	(499)
Financing Activities
Issuances of common stock	350	627	406
Excess tax benefits on stock-based compensation	124	129	—
Repurchases of common stock	(2,127)	(2,115)	(1,310)
Common stock dividends	(615)	(538)	(462)
Repayments of long-term debt	(32)	(210)	(145)
Premium and transaction costs for debt exchange	—	(353)	—
Net cash used for financing activities	(2,300)	(2,460)	(1,511)
Net increase (decrease) in cash and cash equivalents	736	(332)	1,184
Cash and cash equivalents at beginning of year	1,912	2,244	1,060
Cash and cash equivalents at end of year	$2,648	$1,912	$2,244

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Other	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance at December 31, 2004	$438	$2,223	$5,915	$(1,532)	$(23)	$7,021

Net earnings	—	—	1,825	—	—	1,825	$1,825
Common stock dividends declared ($1.05 per share)	—	—	(462)	—	—	(462)	—
Repurchases of common stock	(20)	(1,202)	—	—	—	(1,222)	—
Stock-based awards and ESOP activity	14	703	—	—	9	726	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	(105)	—	(105)	(105)
Net unrealized gain from available-for-sale investments	—	—	—	97	—	97	97
Other	—	—	—	(13)	—	(13)	(13)
Balance at December 31, 2005	432	1,724	7,278	(1,553)	(14)	7,867	$1,804

Net earnings	—	—	2,529	—	—	2,529	$2,529
Common stock dividends declared ($1.25 per share)	—	—	(538)	—	—	(538)	—
Repurchases of common stock	(28)	(2,076)	—	—	—	(2,104)	—
Stock-based awards and ESOP activity	17	1,107	—	—	14	1,138	—
Other comprehensive income (loss):
Minimum pension liability	—	—	—	1,186	—	1,186	1,186
Reclassification adjustment related to available-for-sale investments	—	—	—	(92)	—	(92)	(92)
Other	—	—	—	(33)	—	(33)	(33)
Adjustment for adoption of FAS 158	—	—	—	(3,069)	—	(3,069)	—
Balance at December 31, 2006	421	755	9,269	(3,561)	—	6,884	$3,590

Net earnings	—	—	3,033	—	—	3,033	$3,033
Common stock dividends declared ($1.47 per share)	—	—	(615)	—	—	(615)	—
Repurchases of common stock	(22)	(1,634)	(471)	—	—	(2,127)	—
Stock-based awards and ESOP activity	10	879	—	—	—	889	—
Adoption of FIN 48	—	—	31	—	—	31	—
Other comprehensive income:
Postretirement benefit plans:
Unrecognized amounts in 2007	—	—	—	1,527	—	1,527	1,527
Reclassification adjustment for recognition of prior period amounts	—	—	—	179	—	179	179
Other	—	—	—	4	—	4	4
Balance at December 31, 2007	$409	$—	$11,247	$(1,851)	$—	$9,805	$4,743

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

December 31, 2007

Note 1 – Significant Accounting Policies

Organization – Lockheed Martin Corporation is engaged in the research, design, development, manufacture, integration, operation and sustainment of advanced technology systems and products, and provides a broad range of management, engineering, technical, scientific, logistic and information services. As a leading systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft and spacecraft. We serve both domestic and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government.

Basis of consolidation and classifications – Our consolidated financial statements include the accounts of wholly-owned subsidiaries and other entities we control. We eliminate intercompany balances and transactions in consolidation. Our Receivables, Inventories and Customer advances are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in current assets.

We have reclassified certain amounts for prior years to conform with the 2007 presentation, primarily to reflect the realignment of our segments (see Note 15) and to reclassify interest income from Other income (expense), net to Other non-operating income (expense), net (see Note 9).

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

Short-term investments – Our Short-term investments include marketable securities that are categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities. We record realized gains and losses in Other non- operating income and expenses, net. For purposes of computing realized gains and losses, we determine cost on a specific identification basis. The fair values of our marketable securities are estimated based on quoted market prices for the respective securities.

We record Short-term investments at fair value. At year end, our investment portfolio included the following:

	December 31,
	2007		2006
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Government-sponsored enterprise securities	$116	$116	$96	$95
Commercial paper	115	114	55	55
Corporate debt securities	91	90	139	139
U.S. Treasury and other securities	13	13	92	92
	$335	$333	$382	$381

Approximately 71% of the securities in our portfolio had contractual maturities of one year or less at December 31, 2007. An additional 27% of the securities had contractual maturities of one to five years, with the remainder greater than five years. Proceeds from sales of marketable securities totaled $53 million in 2007 and $167 million in 2006. Gross gains and losses related to sales of marketable securities for both years, as well as net unrealized gains and losses at each year end, were not material.

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

Goodwill – We evaluate Goodwill for potential impairment on an annual basis by comparing the fair value of a reporting unit, using a discounted cash flow methodology, to its carrying value including Goodwill recorded by the reporting unit. We generally define reporting units at the business segment level or one level below the business segment. If the carrying value exceeds the fair value, we measure impairment by comparing the derived fair value of Goodwill to its carrying value, and any impairment determined is recorded in the current period.

Purchased intangibles, net – We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, the amounts we record related to Purchased intangibles are determined from independent valuations. Our Purchased intangibles primarily relate to contracts and programs acquired and customer relationships which are amortized over periods of 15 years or less, and trade names which have indefinite lives. We included Purchased intangibles on our consolidated Balance Sheet net of accumulated amortization of $2,105 million and $1,952 million at December 31, 2007 and 2006. Less than 10% of the unamortized balance of Purchased intangibles at December 31, 2007 is composed of intangibles with indefinite lives. Amortization expense related to these intangible assets was $153 million, $164 million, and $150 million for the years ended December 31, 2007, 2006 and 2005, and we estimate amortization expense will be $116 million in 2008, $95 million in 2009, $90 million in 2010, $80 million in 2011 and $25 million in 2012.

Customer advances and amounts in excess of cost incurred – We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. We classify such advances, other than those reflected as a reduction of Receivables or Inventories as discussed above, as Current liabilities.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is generally based on our best estimate of the costs to be incurred for remediation at a particular site within a range of estimates for that site. We do not discount liabilities unless the amount and timing of future cash payments are fixed or reliably determinable. We expect to include a substantial portion of environmental costs in Net sales and Cost of sales pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record an asset for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. We include the portion of those costs expected to be allocated to commercial business or that is determined to be unallowable for pricing under U.S. Government contracts in Cost of sales at the time the liability is established.

Sales and earnings – We record sales and anticipated profits under long-term fixed-price design, development and production contracts on a percentage of completion basis, generally using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. We include estimated contract profits in earnings in proportion to recorded sales. We record sales under certain long-term fixed-price development and production contracts which, among other factors, provide for the delivery of minimal quantities or require a substantial level of development effort in relation to total contract value, upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs we incur to our estimate of total costs at completion. We record sales and an estimated profit under development and production cost-reimbursement-type contracts as costs are incurred. We include applicable estimated profits in earnings in the proportion that incurred costs bear to total estimated costs. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. We record sales of products and services provided under essentially commercial terms and conditions upon delivery and passage of title.

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

We record revenue under contracts for services other than those associated with design, development or production activities either as services are performed or when a contractually required event has occurred, depending on the contract. This methodology is primarily used by our Information Systems & Global Services (IS&GS) segment. We generally record revenue under such services contracts on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs we incur under these services contracts are expensed as incurred, except that we capitalize and recognize initial “set-up” costs over the life of the agreement. Incentives and award fees related to our performance on services contracts are recognized when they are fixed and determinable, generally at the date of award.

Research and development and similar costs – Costs for research and development we sponsor primarily include independent research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, we generally include these costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements. Costs for product development initiatives we sponsor that are not otherwise allocable are charged to expense when incurred. Under some arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to Cost of sales in 2007, 2006 and 2005, including costs related to bid and proposal efforts, totaled $1,206 million in 2007, $1,051 million in 2006 and $1,042 million in 2005. Of those amounts, $528 million, $427 million and $416 million represented bid and proposal costs. Costs we incur under customer-sponsored research and development programs pursuant to contracts are accounted for as Net sales and Cost of sales under the contract.

Restructuring activities – Under existing U.S. Government regulations, certain costs we incur for consolidation or restructuring activities that we can demonstrate will result in savings in excess of the cost to implement those actions can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of our products and services to agencies of the U.S. Government. Assets recorded at December 31, 2007 and 2006 for deferred costs related to various consolidation actions were not material.

Impairment of certain long-lived assets – Generally, we review the carrying values of long-lived assets other than Goodwill for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying value.

Investments in equity securities – Investments in equity securities include our ownership interests in companies that we do not control, including those where our investment represents less than a 20% ownership. We include these investments in Other assets on the Balance Sheet. When we have investments that represent a 20% to 50% ownership interest, we generally account for them under the equity method of accounting. Under this method of accounting, our share of the net earnings or losses of the companies is included in Operating profit in Other income (expense), net since the activities of the investees are closely aligned with the operations of the business segments holding the investments. We recognize gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees, in the current period in Other income (expense), net.

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

Derivative financial instruments – We sometimes use derivative financial instruments to manage our exposure to fluctuations in interest rates and foreign exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. We record derivatives at their fair value as either Other current assets or liabilities on the consolidated Balance Sheet. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. We include adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges in earnings. Adjustments to reflect changes in fair values of derivatives that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments related to the fair values of the hedged items, or reflected net of income taxes in Accumulated other comprehensive income (loss) until the hedged transaction occurs and the entire transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives attributable to the ineffective portion of the hedges, if any, are immediately recognized in earnings.

We designate interest rate swap agreements as hedges of the fair value of debt instruments to which they relate in cases where we swap fixed rates for variable rates, and as hedges of the cash flows of forecasted variable interest payments in cases where we swap variable rates for fixed rates. Our forward currency exchange contracts generally qualify as hedges of the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or as hedges of the exposure to rate changes affecting foreign currency denominated assets or liabilities. At December 31, 2007, the fair value of our outstanding interest rate swap agreement and forward currency exchange contracts, as well as the amounts of gains and losses recorded during the year, were not material.

Stock-based compensation – Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis (see Note 11). Under this method, we recognize compensation cost related to 1) all share-based payments (stock options and restricted stock awards) granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions of FAS 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS 123(R).

To account for the tax effects of stock-based compensation, FAS 123(R) requires a calculation to establish the beginning pool of excess tax benefits, or the additional paid-in capital (APIC) pool, available to absorb any tax deficiencies recognized after its adoption. Tax deficiencies arise when the actual tax benefit for the tax deduction for stock-based compensation at the statutory tax rate is less than the related deferred tax asset recognized in the financial statements. We have elected the alternative transition method for calculating the APIC pool as described in the Financial Accounting Standards Board (FASB) Staff Position 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Prior to January 1, 2006, we measured compensation cost for stock-based compensation plans using the intrinsic value method of accounting as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, but disclosed the pro forma effects on Net earnings and Earnings per share as if compensation cost had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of FAS 123. Reported and pro forma earnings per share information for the year ended December 31, 2005 is included in Note 11.

Income taxes – We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service (IRS). If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. If we cannot reach that determination, no benefit is recorded. We record interest and penalties related to income taxes as a component of Income tax expense in our financial statements.

Comprehensive income – Comprehensive income consists primarily of Net earnings and the after-tax impact of the adjustments for postretirement benefit plans, including minimum pension liabilities for years prior to 2007. The adjustments for postretirement benefit plans included on the Statement of Stockholders’ Equity totaled $1,706 million (net of $938 million in income taxes) in 2007, $1,186 million (net of $712 million in income taxes) in 2006 and $(105) million (net of $60 million in tax benefits) in 2005, In 2006, Comprehensive income also included a reclassification adjustment of $(92) million (net of $54 million in tax benefits) related to available-for- sale investments. The remaining components included amounts for activities related to hedging and foreign currency translation.

The Accumulated other comprehensive loss of $1,851 million at December 31, 2007 included $1,806 million related to our postretirement benefit plans that were recorded in accordance with FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (see Note 12). The Accumulated other comprehensive loss of $3,561 million at December 31, 2006 included $3,512 million pertaining to our postretirement benefit plans, primarily from the adoption of FAS 158 which resulted in an adjustment to the ending balance of Accumulated other comprehensive loss of $(3,069) million (net of $1,696 million in tax benefits). The remaining accumulated balance in both years primarily was composed of accumulated balances related to hedging and foreign currency translation activities.

Recent accounting pronouncements – We adopted Financial Accounting Standards Board (FASB) Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007 (see Note 8). FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation was a $31 million noncash increase to our opening balance of Retained earnings in 2007.

Effective December 31, 2006, we adopted FAS 158, which requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their postretirement benefit plans on the Balance Sheet, measure the fair value of plan assets and benefit obligations as of the Balance Sheet date, and provide additional disclosures (see Note 12). The effect of adopting the statement on our financial condition at December 31, 2006 has been reflected in these financial statements. FAS 158 did not have an effect on prior years. The statement’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable to us since we already use a measurement date of December 31 for our plans.

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will become effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in our results of operations as incurred. FAS 141(R) will be effective for businesses acquired after the effective date.

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which is effective January 1, 2008 with the exception of leases and certain nonfinancial assets and liabilities. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. We currently do not expect that the adoption of FAS 157 will have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which also becomes effective January 1, 2008. Under FAS 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings in each subsequent reporting period. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. We do not plan to elect the fair value option.

Note 2 – Acquisitions and Divestitures

Acquisitions

We used a total of approximately $160 million in 2007 for acquisition activities including the acquisition of, among others, Management Systems Designers Inc., a provider of information technology (IT) and scientific solutions supporting government life science, national security, and other civil agency missions. The amount also includes certain payments related to acquisitions completed in prior years. We account for the acquisition of businesses under the purchase method of accounting by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. Purchase accounting adjustments recorded related to business acquisitions completed in 2007 included recording Goodwill aggregating $120 million, none of which will be amortized for tax purposes, and $12 million of other intangible assets, primarily relating to the value of contracts we acquired. The acquisitions were not material to our consolidated results of operations for the year ended December 31, 2007.

In 2006 and 2005, we completed acquisitions of the following businesses.

Year ended December 31, 2006 –

•	Pacific Architects and Engineers, Inc. (PAE), a provider of services to support military readiness, peacekeeping missions, nation-building activities, and disaster relief services;
•	Savi Technology, Inc., a developer of active radio frequency identification solutions;
•	Aspen Systems Corporation, an information management company that delivers a range of business process and technology solutions;
•	ISX Corporation, a provider of military decision systems and other information technology solutions; and
•	HMT Vehicles, a military vehicle design company.

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

Year ended December 31, 2005 –

•	The SYTEX Group, Inc., a provider of information technology solutions and technical support services;
•	STASYS Limited, a U.K.-based technology and consulting firm specializing in network communications and defense interoperability;
•	INSYS Group Limited, a U.K.-based diversified supplier of military communications systems, weapons systems and advanced analysis services; and
•	Coherent Technologies, Inc., a supplier of high-performance, laser-based remote sensing systems.

The aggregate cash paid for the 2005 acquisitions, as well as for amounts paid in 2005 related to acquisitions completed in prior periods, was $564 million. Purchase accounting adjustments included recording Goodwill aggregating $559 million, of which $360 million is being amortized for tax purposes. These acquisitions were not material to our consolidated results of operations for the year ended December 31, 2005.

Divestitures

Businesses

In the second quarter of 2007, we sold our remaining 20% interest in Comsat International for $26 million in cash. The transaction resulted in a gain, net of state income taxes, of $25 million which we recorded in Other income (expenses), net, and an increase in Net earnings of $16 million ($0.04 per share).

In October 2006, we sold our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS). LKEI was a joint venture with Russian government-owned space firms which has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets. One of the joint venture partners, Khrunichev State Research and Production Space Center (Khrunichev), is the manufacturer of the Proton launch vehicle and provider of the related launch services. ILS was a joint venture between LKEI and us to market Atlas and Proton launch services. In periods prior to the sale of these interests, we consolidated the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest.

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

We deferred recognition of a net gain of $67 million that otherwise would have been recognized on the sale of our interests in LKEI and ILS, and have continued to include the related assets and liabilities on our Balance Sheet. We expect to recognize the deferred net gain upon the expiration of our responsibility to refund the advances, which we currently believe will be in 2008 based on the expected Proton launch schedule. Our ability to realize the deferred net gain is dependent upon Khrunichev providing the contracted launch services or, in the event the launch services are not provided, ILS’ ability to refund the advance. Through December 31, 2007, Proton launch services provided through ILS were provided according to contract terms. Our Balance Sheet at December 31, 2007 included current assets related to LKEI and ILS totaling $132 million and current liabilities totaling $189 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev for future launches, and the liabilities relate primarily to advances we have received from customers for future launches.

Land

In the first quarter of 2007, we sold certain land in California for $36 million in cash. The transaction resulted in a gain, net of state income taxes, of $25 million which we recorded in Other income (expense), net, and an increase in Net earnings of $16 million ($0.04 per share).

In the second and third quarters of 2006, we sold certain land in California and Florida for combined proceeds of $76 million in cash. The transactions resulted in an aggregate gain, net of state income taxes, of $51 million which we recorded in Other income (expense), net, and an increase in Net earnings of $33 million ($0.08 per share).

Investments

In the first quarter of 2006, we sold 21 million of our Inmarsat plc (Inmarsat) shares for $132 million, reducing our ownership from 5.3% to less than 1%. As a result of this transaction, we recorded a gain, net of state income taxes, of $127 million in Other income (expense), net, which increased our Net earnings by $83 million ($0.19 per share). Also in the first quarter of 2006, we received proceeds from the sale of the assets of Space Imaging, LLC. The transaction resulted in a gain, net of state income taxes, of $23 million in Other income (expense), net, and increased Net earnings by $15 million ($0.03 per share).

In the fourth quarter of 2005, we completed the sale of our interest in NeuStar, Inc. The transaction resulted in a gain, net of state income taxes, of $30 million in Other income (expense), net, and an increase in Net earnings of $19 million ($0.04 per share).

In the second quarter of 2005, Inmarsat completed an initial public offering (IPO) of 150 million of its shares on the London Stock Exchange. The IPO had the effect of diluting our ownership from 14% to 8.9%. Inmarsat used a portion of the proceeds to redeem certain remaining equity-related instruments held by shareholders, including us. As a result, we recognized the $42 million deferred gain that was recorded in 2003 related to this investment. In October 2005, we sold 16 million of our Inmarsat shares for $89 million, further reducing our ownership percentage to 5.3%. These 2005 transactions resulted in gains, net of state income taxes, totaling $126 million in Other income (expense), net, and an increase in Net earnings of $82 million ($0.18 per share).

In the first quarter of 2005, we completed the sale of our 25% interest in Intelsat, Ltd. to a private equity firm for $18.75 per share, or $752 million in total proceeds. The transaction resulted in a gain, net of state income taxes, of $47 million in Other income (expense), net, and an increase in Net earnings of $31 million ($0.07 per share).

Other

In 2000, we sold our Aerospace Electronics Systems business. In connection with that sale, we established a transaction-related reserve to address an indemnity provision included in the sale agreement. The risks associated with that indemnity provision expired in 2006 and we reversed into earnings, net of state income taxes, $29 million in Other income (expense), net. This resulted in an increase in Net earnings of $19 million ($0.04 per share).

United Launch Alliance

On December 1, 2006, we completed a transaction with The Boeing Company (Boeing) that resulted in the formation of United Launch Alliance, LLC (ULA), a joint venture which combines the engineering, production, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. Under the terms of the joint venture master agreement, Atlas and Delta expendable launch vehicles will continue to be available as alternatives on individual launch missions. The joint venture is a limited liability company in which we and Boeing each owns 50%. We are accounting for our investment in ULA under the equity method of accounting. The net book value of the assets we contributed and the liabilities that ULA assumed from us was initially determined to be $190 million as of the date of closing. This amount was subject to adjustment pending final review of the amounts we and Boeing contributed and the liabilities assumed by ULA. We accounted for the transfer at net book value, with no gain or loss recognized.

In July 2007, we reached agreement with Boeing with respect to resolution of the final working capital and the value of the launch vehicle support contracts that we each contributed to form ULA. After receiving all regulatory approvals required under the original agreements, we made additional contributions totaling $177 million to ULA in August 2007 in respect of the working capital adjustment, which was recorded as an increase in our investment in ULA. ULA also conformed the accounting policies of the contributed businesses. The adoption of conformed accounting policies affected the book value of the assets and liabilities that each of us contributed and resulted in adjustments to ULA’s balance sheet as of December 1, 2006. After the agreement was implemented and the adjustments were recorded, our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing ratably over 10 years. This amount and our share of ULA’s net earnings are reported as Equity in net earnings (losses) of equity investees in Other income (expense), net on the Statement of Earnings and in the Operating profit of the Space Systems business segment for segment reporting purposes (see Note 15) since its activities are closely aligned with the operations of Space Systems. Our investment in ULA totaled $402 million and $197 million at December 31, 2007 and 2006. ULA did not have a material impact on our results of operations, financial position or cash flows during the year ended December 31, 2007.

In connection with the formation of ULA, we and Boeing each committed to provide up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. As of December 31, 2006, we had provided a total of $3 million of additional funding to ULA (see Note 14). We did not provide further funding to ULA during 2007.

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

We have $1.0 billion of floating rate convertible debentures issued and outstanding that also can potentially have a dilutive effect on our earnings per share calculations. The debentures are convertible by holders into shares of our common stock on a contingent basis per the terms of the indenture agreement. The debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during the previous quarter, or unless certain other events occur. The conversion price was $73.25 per share at December 31, 2007, and is expected to change over time as described in the indenture agreement. The price of our common stock exceeded 130% of the conversion price for the specified period of time during the fourth quarter of 2007, and therefore holders of the debentures may elect to convert them during the first quarter of 2008.

We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash or common stock. Though we have retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the conversion obligations in excess of the accreted principal amount, and requires that those shares be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation without regard to the convertibility by the bondholders. The number of shares included in the computation at December 31, 2007 and 2006 did not have a material impact on earnings per share. No such shares were included in the computation in 2005, as the conversion obligations were not in excess of the accreted principal amount .

Unless otherwise noted, we present all per share amounts cited in these financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

(In millions, except per share data)	2007	2006	2005

Net earnings for basic and diluted computations	$3,033	$2,529	$1,825

Weighted average common shares outstanding
Average number of common shares outstanding for basic computations	416.0	428.1	440.3
Dilutive stock options, restricted stock and convertible securities	11.1	8.3	5.4
Average number of common shares outstanding for diluted computations	427.1	436.4	445.7

Earnings per common share
Basic	$7.29	$5.91	$4.15
Diluted	$7.10	$5.80	$4.10

Note 4 – Receivables

(In millions)	2007	2006

U.S. Government
Amounts billed	$1,718	$1,671
Unbilled costs and accrued profits	2,329	2,284
Less customer advances and progress payments	(428)	(579)
	3,619	3,376

Foreign governments and commercial
Amounts billed	333	410
Unbilled costs and accrued profits	1,144	862
Less customer advances	(171)	(53)
	1,306	1,219
	$4,925	$4,595

We expect to bill substantially all of the December 31, 2007 unbilled costs and accrued profits during 2008.

Note 5 – Inventories

(In millions)	2007	2006
Work in process, primarily related to long-term contracts and programs in progress	$4,039	$3,857
Less customer advances and progress payments	(2,839)	(2,704)
	1,200	1,153
Other inventories	518	504
	$1,718	$1,657

Work in process Inventories at December 31, 2007 and 2006 included general and administrative costs of $303 million and $329 million. For the years ended December 31, 2007, 2006 and 2005, general and administrative costs incurred and recorded in Inventories totaled $2,077 million, $1,894 million and $1,865 million, and general and administrative costs charged to Cost of sales from Inventories totaled $2,103 million, $1,863 million and $1,888 million.

Note 6 – Property, Plant and Equipment

(In millions)	2007	2006
Land	$112	$121
Buildings	4,574	4,258
Machinery and equipment	5,619	5,250
	10,305	9,629
Less accumulated depreciation and amortization	(5,985)	(5,573)
	$4,320	$4,056

During the year ended December 31, 2007, we wrote off $232 million of cost and accumulated depreciation related to certain plant and equipment that had been fully depreciated or amortized.

Note 7 – Debt

Our Long-term debt is primarily in the form of publicly issued notes and debentures, as follows:

(In millions)	Interest Rate	2007	2006

Medium Term Notes due 2006-2007	7.70 – 8.66	$—	32
Notes due 06/15/2008	7.70	103	103
Notes due 12/01/2009	8.20	241	241
Debentures due 04/15/2013	7.375	150	150
Debentures due 05/01/2016	7.65	600	600
Debentures due 09/15/2023	7.0	200	200
Notes due 06/15/2024	8.375	167	167
Debentures due 06/15/2025	7.625	150	150
Debentures due 05/01/2026	7.75	423	423
Debentures due 12/01/2029	8.5	317	317
Convertible Debentures due 08/15/2033	LIBOR –0.25	1,000	1,000
Debentures due 05/01/2036	7.20	300	300
Notes due 09/01/2036	6.15	1,079	1,079
Discount on Notes due 09/01/2036	N/A	(342)	(345)
Other	Various	19	22
		4,407	4,439
Less: Current maturities of long-term debt		104	34
		$4,303	$4,405

In August 2006, we issued $1,079 million of new 6.15% Notes due 2036 (the Notes) in exchange for a portion of our then outstanding debt securities and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the previous notes. We accounted for the transaction as an exchange of debt under Emerging Issues Task Force (EITF) Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The cash consideration of $343 million, which is included in the Statement of Cash Flows in financing activities, will be amortized over the life of the Notes as a discount using the effective interest method and recorded in interest expense. The Notes are included on our Balance Sheet net of the unamortized discount under the caption Long-term debt, net. The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and were recorded in Other non-operating income (expense), net. They reduced Net earnings by $11 million ($0.03 per share) in 2006.

We have outstanding $1.0 billion in floating rate convertible debentures due in 2033. The debentures bear interest at a rate equal to three-month LIBOR less 25 basis points, reset quarterly. The interest rate in effect at December 31, 2007 was 4.62%. Interest on the debentures is payable quarterly through August 15, 2008, after which the interest will accrue as part of the value of the debenture and will be payable, along with the principal amount of the debenture, at maturity. The debentures are convertible by holders into shares of our common stock on a contingent basis under the circumstances discussed below and as described in the indenture. The debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during the previous quarter, or unless certain events occur including, among others: we call the debentures for redemption; we distribute to all holders of our common stock certain rights to purchase shares of common stock at less than market value on the trading day immediately preceding the declaration date of the distribution; and the credit rating assigned to the debentures by either Moody’s or Standard & Poor’s is lower than Ba1 or BB+.

The conversion price was $73.25 per share at December 31, 2007, and is expected to change over time as provided for in the indenture agreement. We adjust the conversion price when certain events occur including, but not limited to, the following: the payment of dividends and other distributions on our common stock, payable exclusively in shares of our stock; the issuance to all holders of our common stock of rights that allow them to purchase shares of common stock at less than market price during a specified period; distributions we make consisting exclusively of cash to all holders of our common stock, excluding any quarterly cash dividend that does not exceed $0.12 per share.

We have irrevocably elected and agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to the conversion obligations described above. We have retained the right, however, to elect to satisfy the conversion obligations in excess of the accreted principal amount of the debentures in cash or common stock or a combination of cash and common stock. There is no amount exceeding the accreted principal until the market price of our stock exceeds the conversion price. This occurred for the first time in 2007; accordingly, the debentures had no impact on the calculation of diluted earnings per share prior to 2007 (see Note 3). We also have the right to redeem any or all of the debentures at any time after August 15, 2008.

In the fourth quarter of 2007, the price of our common stock exceeded 130% of the $73.25 conversion price for the specified period of time, and therefore holders of the debentures may elect to convert them during the quarter ending March 31, 2008 (see Note 3). The right to convert the debentures based on our stock price is re-evaluated each quarter. In addition, the registered holders of $300 million of 40-year debentures issued in 1996 that bear interest of 7.20% may elect, between March 1 and April 1, 2008, to have their debentures repaid on May 1, 2008. We have continued to classify these debentures and the $1.0 billion of convertible debentures discussed above as long-term based on our ability and intent to maintain the debt outstanding for at least one year. Our ability to do so is demonstrated by our $1.5 billion revolving credit facility discussed below.

At December 31, 2007, we had in place a $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility at December 31, 2007. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio.

In 2006, we entered into an agreement to swap variable interest rates on our $1.0 billion of convertible debentures with floating rates based on LIBOR for a fixed interest rate through August 15, 2008. We designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement and thereafter, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net interest expense reported on the Statement of Earnings. We determined that the hedging relationship remained effective at December 31, 2007. We adjust the fair value of the interest rate swap agreement at each Balance Sheet date, with a corresponding adjustment to Other comprehensive income (loss). At December 31, 2007, the fair value of the interest rate swap agreement was not material.

Our scheduled Long-term debt maturities following December 31, 2007 are: $104 million in 2008; $242 million in 2009; $1 million in 2010; $1 million in 2011; $1 million in 2012; and $4,400 million thereafter. These amounts do not include the $342 million unamortized discount recorded in connection with the debt exchange in 2006.

The estimated fair values of our Long-term debt instruments at December 31, 2007, aggregated approximately $5.7 billion, compared with a carrying amount of approximately $4.7 billion, excluding the $342 million unamortized discount. The fair values were estimated based on quoted market prices. Unless otherwise indicated elsewhere in the notes to the financial statements, the carrying values of our other financial instruments approximate their fair values.

Interest payments were $327 million in 2007, $337 million in 2006, and $356 million in 2005.

Note 8 – Income Taxes

Our provision for federal and foreign income taxes consisted of the following components:

(In millions)	2007	2006	2005

Federal income taxes
Current	$1,199	$979	$742
Deferred	107	73	24
Total federal income taxes	1,306	1,052	766
Foreign income taxes
Current	26	9	25
Deferred	3	2	—
Total foreign income taxes	29	11	25
Total income taxes provided	$1,335	$1,063	$791

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our Net sales and Cost of sales. As a result, the impact of certain transactions on our Operating profit and other matters disclosed in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $199 million for 2007, $113 million for 2006, and $92 million for 2005.

Our reconciliation of Income tax expense computed using the U.S. federal statutory income tax rate of 35% to actual income tax expense is as follows:

(In millions)	2007	2006	2005
Income tax expense at the U.S. federal statutory tax rate	$1,528	$1,257	$916
Reduction in tax expense
Closure of IRS examination	(59)	—	—
U.S. production activity benefit	(55)	(21)	(19)
Research tax credit	(30)	(9)	(10)
Tax deductible dividends	(32)	(29)	(26)
Extraterritorial income exclusion (ETI) benefit	—	(63)	(66)
Refund claims for additional ETI benefits	—	(62)	—
Other, net	(17)	(10)	(4)
Actual income tax expense	$1,335	$1,063	$791

In 2007, we closed Internal Revenue Service (IRS) examinations which included resolution of uncertain tax positions associated with the 2003 and 2004 audit years and claims we filed for additional extraterritorial income tax benefits for years prior to 2005. As a result, we recognized additional tax benefits and reduced our Income tax expense in the first quarter of 2007 by $59 million ($0.14 per share), including related interest, which reduced our effective tax rate for 2007 by 1.4%. In 2006, we recorded a tax benefit related to claims filed with the Internal Revenue Service for additional ETI benefits for sales in previous years. Recognition of this benefit decreased Income tax expense by $62 million ($0.14 per share), and reduced our effective tax rate for 2006 by 1.7%.

Current income taxes payable of $41 million and $243 million at December 31, 2007 and 2006, are included in Other current liabilities on the consolidated Balance Sheet.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2007	2006

Deferred tax assets related to:
Contract accounting methods	$465	$643
Accrued compensation and benefits	683	580
Accumulated postretirement benefit obligations	400	417
Pensions (a)	563	1,362
Foreign company operating losses and credits	34	42
Gross deferred tax assets	2,145	3,044
Less: valuation allowance (b)	30	34
Net deferred tax assets	2,115	3,010

Deferred tax liabilities related to:
Purchased intangibles	365	358
Property, plant and equipment	180	199
Other	54	66
Deferred tax liabilities	599	623
Net deferred tax assets	$1,516	$2,387

(a)	The decrease in the deferred tax balance resulted from a reduction in Accrued pension liabilities calculated in accordance with FAS 158.
(b)	A valuation allowance has been provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.

We adopted FIN 48 effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109. The cumulative effect of applying the provisions of this interpretation was a $31 million noncash increase to our opening balance of Retained earnings in 2007. We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments which, exclusive of interest, totaled $195 million at December 31, 2007 and $266 million at January 1, 2007, after the adjustment to the beginning balance of Retained earnings. The net decrease in the liability of $71 million primarily resulted from the following:

(In millions)
Balance at January 1, 2007	$266
Increase (decrease) related to tax positions in prior years
Recognition of benefits from resolution of issues with IRS	(98)
Unrecognized tax benefits arising from acquisition activity	28
Tax positions related to the current year	81
Decreases related to settlements with taxing authorities	(82)
Balance at December 31, 2007	$195

Approximately $150 million of the $195 million of liabilities at the end of 2007 are recorded in Other liabilities on the Balance Sheet, with the remainder recorded in Other current liabilities. At December 31, 2007, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective tax rate, was $180 million. Over the next year, we do not expect a significant increase or decrease in the unrecognized tax benefits recorded as of December 31, 2007. In the ordinary course of business, we may take new tax positions that could increase or decrease unrecognized tax benefits in future periods. The amount of net interest and penalties recognized as a component of income tax expense during the years ended December 31, 2007 and 2006, as well as the amount of interest and penalties accrued at December 31, 2007, was not material.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2003. In 2007, the IRS closed its examinations of our U.S. federal income tax returns through December 31, 2004 and all of our claims associated with additional ETI benefits for years prior to 2005. Examinations of our 2005 and 2006 tax returns commenced in 2007 and, upon filing our tax return for 2007, the 2007 tax year will be added to those examinations. These examinations are expected to be completed in 2009.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $136 million that have not been distributed by our non-U.S. companies at December 31, 2007. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance. If these earnings were remitted, we estimate that the additional income taxes after foreign tax credits would be about $11 million.

Our federal and foreign income tax payments, net of refunds received, were $1,131 million in 2007, $859 million in 2006, and $599 million in 2005. Included in these amounts are tax payments and refunds related to our divestiture activities.

Note 9 – Other Income (Expense), Net

(In millions)	2007	2006	2005

Included in Operating profit
Equity in net earnings (losses) of equity investees	$203	$130	$108
Gain on sale of Comsat International	25	—	—
Gain on sales of land	25	51	—
Earnings from reversal of legal reserves due to settlement	21	—	—
Gains on sales of various investment interests	—	127	203
Earnings from expiration of AES transaction indemnification	—	29	—
Gain on sale of Space Imaging’s assets	—	23	—
Other activities, net	19	(24)	5
	$293	$336	$316

Included in Non-operating income (expense), net
Interest income	$193	$199	$143
Debt-related expenses and charges	—	(16)	(10)
	$193	$183	$133

See Notes 2 and 7 for a discussion of certain of the transactions included in the table above.

Note 10 – Stockholders’ Equity

At December 31, 2007, our authorized capital was composed of 1.5 billion shares of Common stock and 50 million shares of series preferred stock. Of the 412 million shares of Common stock issued and outstanding, 409 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in trusts we established to pay future benefits to eligible retirees and dependents under certain benefit plans. No preferred stock shares were issued and outstanding at December 31, 2007.

In October 2002, we announced a share repurchase program for the repurchase of our common stock from time-to-time. Under the program, we have discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of December 31, 2007, our board of directors has authorized a total of 128 million shares for repurchase under the program, including 20 million additional shares that were authorized in September 2007. As of December 31, 2007, we had repurchased a total of 95.3 million shares under the program, and there remained approximately 32.7 million shares that may be repurchased in the future.

During the years ended December 31, 2007, 2006 and 2005, we repurchased common shares under the program as follows:

•	In 2007, we repurchased 21.6 million common shares for $2,127 million in transactions that were executed and settled during the year;
•

In 2006, we repurchased 27.6 million common shares for $2,104 million in transactions that were executed and settled during the year, and paid $11 million for the settlement of 0.2 million shares purchased in 2005; and

•

In 2005, we repurchased 19.5 million common shares for $1,211 million in transactions that were executed and settled during the year, and paid $99 million for the settlement of 1.8 million common shares purchased in 2004.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of Additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, Additional paid-in capital was reduced to zero in 2007, with the remainder of the excess of purchase price over par value of $471 million recorded as a reduction of Retained earnings at December 31, 2007.

Note 11 – Stock-Based Compensation

Effective January 1, 2006, we adopted FAS 123(R) and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. During the years ended December 31, 2007 and 2006, we recorded non-cash compensation cost related to stock options and restricted stock totaling $149 million and $111 million, which is included in our Statement of Earnings in Cost of sales. The net impact to earnings for the respective years was $96 million ($0.22 per share) and $70 million ($0.16 per share). Compensation cost related to restricted stock in periods prior to the adoption of FAS 123(R) was not material.

Stock-Based Compensation Plans

We had two stock-based compensation plans in place at December 31, 2007: the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we have the right to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock or stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation.

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

We generally recognize compensation cost for stock options ratably over the three-year vesting period for active, non-retirement eligible employees. For active, retirement eligible employees (i.e., those who have attained age 55 with five years of service), we generally recognize expense over the initial one-year vesting period. When an option holder becomes retirement eligible, we accelerate the recognition of any expense not previously recognized for options held for at least one year. We have continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted after the date of adoption of FAS 123(R). We record restricted stock awards (RSAs) and restricted stock units (RSUs) issued under the Award Plan based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the vesting period. Employees who earn RSAs receive the restricted shares and the related cash dividends. They may vote their shares, but may not sell or transfer shares prior to vesting. The RSAs generally vest over three to five years from the grant date. Employees who are granted RSUs also receive dividend-equivalent cash payments; however, the shares are not issued until the RSUs vest, generally three years from the date of the award. Otherwise, the accounting treatment for RSUs is similar to the accounting for RSAs.

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

Our stockholders have approved the Award Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At December 31, 2007, inclusive of the shares reserved for outstanding stock options and RSUs, we had 34.9 million shares reserved for issuance under our stock option and award plans, of which 12.4 million remained available for grant under the plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs have been satisfied.

2007 Activity

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2007:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2006	24,190	$51.65
Granted	3,523	96.08
Exercised	(7,092)	49.32
Terminated	(256)	63.38
Outstanding at December 31, 2007	20,365	59.99	6.3	$922.0
Vested and unvested expected to vest at December 31, 2007	20,225	59.80	6.3	919.5
Exercisable at December 31, 2007	12,424	48.75	5.1	702.0

Stock options granted vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The following table pertains to stock options which were granted, vested and exercised for the years presented.

(In millions, except for grant date fair value of stock options)	2007	2006

Weighted-average grant-date fair value of stock options granted	$23.99	$17.64
Aggregate fair value of all the stock options that vested	86	103
Aggregate intrinsic value of all of the stock options exercised	361	389

We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. We estimate volatility based on the historical volatility of our daily stock price over the past five years, which is commensurate with the expected life of the options. We base the average expected life on the contractual term of the stock option, historical trends in employee exercise activity and post-vesting employment termination trends. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures at the date of grant based on historical experience. Prior to adopting FAS 123(R), we recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under FAS 123. The impact of forfeitures is not material.

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Risk-free interest rate	4.83%	4.50%	3.70%
Dividend yield	1.70%	1.80%	1.73%
Volatility factors	0.234	0.260	0.259
Expected option life	5 years	5 years	5 years

RSU and RSA Activity

The following table summarizes activity related to nonvested RSUs and RSAs during the year ended December 31, 2007:

	Number of RSUs / RSAs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2006	1,787	$62.27
Granted	923	96.13
Vested	(336)	56.25
Terminated	(94)	70.33
Nonvested at December 31, 2007	2,280	76.60

Summary of 2007 Activity

As of December 31, 2007, we had $136 million of unrecognized compensation cost related to nonvested stock options, RSUs and RSAs. We expect that cost to be recognized over a weighted-average period of 1.6 years. We received cash from the exercise of stock options totaling $350 million, $627 million and $406 million for the years ended December 31, 2007, 2006 and 2005. In addition, we realized tax benefits of $133 million and $137 million from stock-based compensation activities during 2007 and 2006. Consistent with FAS 123(R), we classified $124 million and $129 million of those benefits as a financing cash inflow with a corresponding operating cash outflow in the Statement of Cash Flows. The remainder is classified as cash from operations. We realized $69 million of tax benefits from stock-based compensation during the year ended December 31, 2005 and included those tax benefits in cash from operations in their entirety.

2005 Reported and Pro Forma Results

Reported and pro forma earnings per share information for the year ended December 31, 2005 are as follows. The disclosures for 2005 include $33 million ($0.08 per share) as an inception-to-date adjustment of fair value-based, pro forma compensation expense related to retirement eligible employees with outstanding and unvested stock option awards. This adjustment reflects the service period as one year rather than the original vesting period, since our stock option award agreements allow employees to retain all stock option awards held through the initial one year vesting date prior to retirement and to continue vesting in the award as if their employment had continued.

The weighted average common shares outstanding for both the basic and fully diluted calculations are the same as those used to compute earnings per share (see Note 3).

(In millions, except per share data)	2005
Net earnings
As reported	$1,825
Fair value-based compensation cost, net of taxes
Fair value-based, pro forma compensation expense	(56)
Inception-to-date adjustment	(33)
Pro forma net earnings	$1,736

Earnings per basic share
As reported	$4.15
Fair value-based, pro forma compensation expense	(0.12)
Inception-to-date adjustment	(0.08)
Pro forma	$3.95

Earnings per diluted share
As reported	$4.10
Fair value-based, pro forma compensation expense	(0.12)
Inception-to-date adjustment	(0.08)
Pro forma	$3.90

Note 12 – Postretirement Benefit Plans

Defined contribution plans – We maintain a number of defined contribution plans with 401(k) features that cover substantially all of our employees. Under the provisions of our 401(k) plans, our employees’ eligible contributions are matched by our established rates. Our matching obligations were $327 million in 2007, $303 million in 2006 and $273 million in 2005, the majority of which were funded in our common stock.

Our Salaried Savings Plan is a defined contribution plan with a 401(k) feature that includes an ESOP. Our matching contributions to the Salaried Savings Plan have been fulfilled through purchases of common stock from participant account balance reallocations or through newly issued shares. At December 31, 2007, the Salaried Savings Plan held 59.9 million issued and outstanding shares of our common stock, all of which were allocated to participant accounts.

Certain plans for hourly employees include a non-leveraged ESOP. In one such plan, the match is made, generally at the election of the participant, in either our common stock or cash which is invested at the participant’s direction in one of the plan’s other investment options. Contributions to these plans were made through small amounts of newly issued shares by us or cash contributed to the ESOP trust which was used by the trustee, if so elected, to purchase common stock from participant account balance reallocations or in the open market for allocation to participant accounts. This ESOP trust held 2.2 million issued and outstanding shares of our common stock at December 31, 2007, all of which were allocated to participant accounts.

Defined benefit pension plans and retiree medical and life insurance plans – Most of our employees hired on or before December 31, 2005 are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. Non-union represented employees hired after January 1, 2006 do not participate in our defined benefit pension plans, but are eligible to participate in a defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation. We have made contributions to trusts established to pay future benefits to eligible retirees and dependents (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans). We use December 31 as the measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for each of the years presented were based on assumptions in effect at the end of the respective preceding year.

In December 2006, we adopted the recognition and disclosure provisions of FAS 158, which required us to recognize assets for all of our overfunded postretirement benefit plans and liabilities for our underfunded plans at December 31, 2006, with a corresponding noncash adjustment to Accumulated other comprehensive loss, net of tax, in Stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (PBO) of the plan. The adjustment to Stockholders’ equity represented the net unrecognized actuarial losses and prior service costs which were previously netted against the plan’s funded status on our Balance Sheet in accordance with FAS 87, and included the elimination of the minimum pension liability and intangible asset related to our defined benefit pension plans that had been recorded prior to its adoption.

The following provides a reconciliation of benefit obligations, plan assets and funded status related to our qualified defined benefit pension plans and retiree medical and life insurance plans:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
(In millions)	2007	2006	2007	2006
Change in benefit obligations
Benefit obligations at beginning of year	$28,525	$28,421	$3,344	$3,516
Service cost	862	896	51	57
Interest cost	1,631	1,557	189	191
Benefits paid	(1,418)	(1,372)	(385)	(371)
Actuarial gains	(1,482)	(1,034)	(370)	(166)
Amendments	18	127	(11)	8
Divestitures	2	(70)	—	(4)
Participants’ contributions	—	—	127	113
Benefit obligations at end of year	$28,138	$28,525	$2,945	$3,344

Change in plan assets
Fair value of plan assets at beginning of year	$25,735	$23,432	$1,848	$1,521
Actual return on plan assets	2,607	3,043	102	226
Benefits paid	(1,418)	(1,372)	(385)	(371)
Our contributions	335	693	323	364
Participants’ contributions	—	—	127	113
Divestitures and other	—	(61)	2	(5)
Fair value of plan assets at end of year	$27,259	$25,735	$2,017	$1,848
Unfunded status of the plans	$(879)	$(2,790)	$(928)	$(1,496)

Amounts recognized in the balance sheet
Prepaid pension asset	$313	$235	$—	$—
Accrued postretirement benefit liabilities	(1,192)	(3,025)	(928)	(1,496)
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses	1,934	4,129	224	572
Unrecognized prior service cost (credit)	458	529	(120)	(133)

We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2007 and 2006 were $610 million and $641 million. The unrecognized net actuarial losses at those respective dates were $287 million and $330 million, and the unrecognized prior service costs were not material. The expense associated with these plans totaled $73 million in 2007, $59 million in 2006 and $58 million in 2005. We sponsor a small number of foreign benefit plans for which the liabilities and expenses are not material to our results of operations, financial position or cash flows.

The unrecognized amounts recorded in Accumulated other comprehensive loss will be subsequently recognized as expense consistent with our historical accounting policy for amortizing those amounts. Actuarial gains and losses incurred in future periods and not recognized as expense in those periods will be recognized as increases or decreases in Other comprehensive income (loss), net of tax. As they are subsequently recognized as a component of expense, the amounts recorded in other comprehensive loss in prior periods are adjusted.

The following postretirement benefit plan amounts were included in Other comprehensive income, net of tax, during the year ended December 31, 2007, in accordance with FAS 158.

(In millions)	Incurred but Not Recognized	Reclassification Adjustment for Prior Period Amounts Recognized
Actuarial gains (losses)
Defined benefit pension plans	$ 1,304	$ 108
Retiree medical and life insurance plans	211	14
Nonqualified defined benefit pension plans	12	15
Foreign benefit and other plans	5	—
	1,532	137
Prior service (cost) credit
Defined benefit pension plans	(12)	57
Retiree medical and life insurance plans	7	(15)
	(5)	42
	$ 1,527	$ 179

The prior service cost (credit) included in Accumulated other comprehensive loss at the end of 2007 and expected to be recognized in net pension cost during 2008 is $80 million ($52 million net of tax) for our defined benefit pension plans and $(25) million ($(16) million net of tax benefit) for our retiree medical and life insurance plans. The amounts of prior service cost for the nonqualified, foreign and other plans is not expected to be material. In addition, the amount of unrecognized actuarial losses expected to be recognized in net pension cost in 2008 is not expected to be material for any of the plans. No plan assets are expected to be returned to us during the year ended December 31, 2008.

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components:

(In millions)	2007	2006	2005
Defined benefit pension plans
Service cost	$862	$896	$852
Interest cost	1,631	1,557	1,535
Expected return on plan assets	(2,063)	(1,930)	(1,740)
Recognized net actuarial losses	168	335	392
Amortization of prior service cost	89	80	85
Total net pension expense	$687	$938	$1,124
Retiree medical and life insurance plans
Service cost	$51	$57	$59
Interest cost	189	191	208
Expected return on plan assets	(144)	(121)	(112)
Recognized net actuarial losses	21	46	49
Amortization of prior service (credit) cost	(24)	(23)	14
Total net postretirement expense	$93	$150	$218

The actuarial assumptions used to determine the benefit obligations at December 31, 2007 and 2006 related to our defined benefit pension and postretirement benefit plans, as appropriate, are as follows:

	Benefit Obligation Assumptions
	2007	2006
Discount rates	6.375%	5.875%
Rates of increase in future compensation levels	5.000	5.000

The increase in the discount rate from December 31, 2006 to December 31, 2007 resulted in a decrease in the projected benefit obligations of our defined benefit pension plans at December 31, 2007 of approximately $1,792 million.

The actuarial assumptions used to determine the net expense related to our defined benefit pension and postretirement benefit plans for the years ended December 31, 2007, 2006 and 2005, as appropriate, are as follows:

	Pension and Postretirement Cost Assumptions
	2007	2006	2005
Discount rates	5.875%	5.625%	5.75%
Expected long-term rates of return on assets	8.50	8.50	8.50
Rates of increase in future compensation levels	5.00	5.00	5.50

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

The medical trend rates used in measuring the postretirement benefit obligation were 10.0% in 2007 and 11.0% in 2006, and were assumed to ultimately decrease to 5.0% by the year 2013. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the postretirement benefit obligation of 4% and (4)% at December 31, 2007, and a change in the 2007 postretirement service cost plus interest cost of 5% and (4)%. The medical trend rate for 2008 is 10.0%.

For defined benefit pension plans in which the accumulated benefit obligation (ABO) was in excess of the fair value of the plans’ assets, the PBO, ABO and fair value of the plans’ assets were as follows:

(In millions)	2007	2006
Projected benefit obligation	$3,045	$3,983
Accumulated benefit obligation	3,045	3,912
Fair value of plan assets	3,041	3,639

The asset allocations of our plans at December 31, 2007 and 2006, by asset category, were as follows:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2007	2006	2007	2006
Asset category:
Equity securities	61%	63%	59%	63%
Debt securities	30	31	38	35
Other	9	6	3	2
	100%	100%	100%	100%

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

LMIMCO’s investment policies require that asset allocations of defined benefit pension plans be maintained within the following ranges:

Investment Groups	Asset Allocation Ranges
U.S. equity securities	20 – 60%
Non-U.S. equity securities	10 – 40%
Debt securities	20 – 40%
Cash	0 – 15%
Other	0 – 40%

At December 31, 2007, policies for the plans target an asset mix of 61% in total equity securities and 39% in debt and other securities.

Investment policies for all plans limit the use of alternative investments and derivatives. Investment in each alternative asset class or structure (e.g., real estate, private equity, hedge funds and commodities) is limited to 10% of plan assets. Investments in derivatives are subject to additional limitations and constraints.

Equity securities purchased by external investment managers and included in the assets of the defined benefit pension plans included our issued and outstanding common stock in the amounts of $14 million (less than 0.06% of total plan assets) and $7 million (less than 0.03% of total plan assets) at December 31, 2007 and 2006. Equity securities included in the assets of the retiree medical and life insurance plans included less than $1 million (less than 0.03% of total plan assets) of our issued and outstanding common stock at both December 31, 2007 and 2006.

We generally refer to U.S. Government Cost Accounting Standards (CAS) and Internal Revenue Code rules in determining funding requirements for our pension plans. In 2007, we made a discretionary prepayment of $335 million to the defined benefit pension plans’ trust and $156 million to our retiree medical plans which will reduce our cash funding requirements for 2008 and 2009. In 2008, we expect to make no contributions to the defined benefit pension plans trust or the medical and life insurance plans trust, after giving consideration to the 2007 prepayments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2008	$1,560	$240
2009	1,560	250
2010	1,610	250
2011	1,680	260
2012	1,750	260
Years 2013 – 2017	10,030	1,180

Note 13 – Leases

Our total rental expense under operating leases was $338 million, $310 million and $324 million for 2007, 2006 and 2005.

Future minimum lease commitments at December 31, 2007 for all operating leases that have a remaining term of more than one year were $1.1 billion ($295 million in 2008, $234 million in 2009, $185 million in 2010, $148 million in 2011, $120 million in 2012 and $122 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

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

Legal Proceedings

On November 30, 2007, the Department of Justice filed a complaint in partial intervention in a lawsuit filed under the qui tam provisions of the Civil False Claims Act in the U.S. District Court for the Northern District of Texas, United States ex rel. Becker and Spencer v. Lockheed Martin Corporation et al., alleging that we should have known that a subcontractor falsified and inflated invoices submitted to us that were passed through to the government. We dispute the allegations and are defending against them.

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

On March 27, 2006, we received a subpoena issued by a grand jury in the United States District Court for the Northern District of Ohio. The subpoena requested documents related to our application for patents issued in the United States and the United Kingdom relating to a missile detection and warning technology. In August 2007, the investigation was closed, with no charges to be filed.

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

Nine lawsuits were filed against us as a result of an incident in July 2003 at our aircraft parts manufacturing facility in Meridian, Mississippi, which resulted in the deaths of seven employees and the wounding of eight others. Claims were brought against us by the estates of deceased employees, wounded employees, and employees and their relatives who claimed, among other things, tort and race discrimination causes of action. All claims have been settled or dismissed by the U.S. District Court for the Southern District of Mississippi. The U.S. Court of Appeals for the Fifth Circuit has affirmed all but two of those dismissals, both of which remain pending before that Court.

On October 19, 2005, Space Exploration Technologies Corporation (SpaceX) filed a complaint in the United States District Court for the Central District of California in Los Angeles alleging that we and Boeing violated Federal and California antitrust and other statutes by attempting and conspiring to eliminate competition in, and by monopolizing and attempting to monopolize, the government Evolved Expendable Launch Vehicle (EELV) launch vehicle market, including through the proposed formation of the ULA joint venture. SpaceX sought monetary damages and to enjoin creation of the ULA joint venture. We and Boeing moved to dismiss. On February 17, 2006, the District Court dismissed the first amended complaint. SpaceX then filed a second amended complaint. On May 12, 2006, the District Court dismissed with prejudice SpaceX’s second amended complaint for lack of jurisdiction, finding that SpaceX failed to allege a case or controversy because its inability to compete in the EELV market arises from SpaceX’s inability to offer a qualified launch vehicle and not from any actions by the defendants. SpaceX has appealed the dismissal to the United States Court of Appeals for the Ninth Circuit.

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

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. Environmental cleanup activities usually span several years, which makes estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range which we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. At December 31, 2007 and 2006, the aggregate amount of liabilities recorded relative to environmental matters was $572 million and $475 million. We have recorded assets totaling $480 million and $386 million at December 31, 2007 and 2006 for the portion of environmental costs that are probable of future recovery in the pricing of our products and services on U.S. Government contracts.

We cannot reasonably determine the extent of our financial exposure in all cases at this time. We also are pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. With respect to perchlorates, the state of California adopted a new drinking water standard of six parts per billion in the fourth quarter of 2007. The new drinking water standard is consistent with the interim standard that has been in place for several years, and we have been implementing remediation plans to achieve the six parts per billion level. Therefore, the liabilities recorded at December 31, 2007 included estimated costs associated with this regulatory limit. With respect to solvents, we have implemented a plan of well-head treatment on new and existing wells which has served both to remediate the plume of contamination and to assure the public water supplies of the affected communities.

We also are conducting remediation activities under various consent decrees and orders relating to soil or groundwater contamination at certain sites of former operations. Under an agreement related to our Burbank and Glendale, California sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.3 billion and $3.4 billion at December 31, 2007 and 2006. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Sale of International Launch Services

Under the agreement to sell LKEI and ILS (see Note 2), we will continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. The amount we could be required to pay is expected to increase over time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, and will be reduced by the occurrence of those launches. At December 31, 2007, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $174 million. That amount may be partially mitigated by approximately $57 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur. Our Balance Sheet at December 31, 2007 included current assets relating to LKEI and ILS totaling $132 million and current liabilities totaling $189 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact resulting from our inability to realize the assets we have recorded related to LKEI and ILS would be partially mitigated by our not recognizing the $67 million deferred net gain on the transaction.

Investment in ULA

In connection with the formation of ULA (see Note 2), both we and Boeing have each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case, to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years from December 1, 2006, the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA. As of December 31, 2006, we had provided a total of $3 million of additional funding to ULA (see Note 2). We did not provide further funding to ULA during 2007. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2007, and that it will not be necessary to make payments under the cross-indemnities.

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
•

Our contract to manage the Sandia National Laboratories and our ownership in the joint venture that manages the Atomic Weapons Establishment in the United Kingdom, which had been part of IT&GS, are now reported in Electronic Systems; and

•	The Aircraft & Logistics Centers, which had been part of IT&GS, are now part of Aeronautics.

The realignment had no impact on our consolidated results of operations, financial position or cash flows. All prior year segment amounts in this Form 10-K have been reclassified to reflect the segment organization. In addition, for all years presented, interest income has been reclassified from segment Operating profit and Unallocated Corporate income (expense), net to Other non-operating income (expense), net to conform to the 2007 consolidated Statement of Earnings presentation. In 2006, we reclassified $199 million, including $182 million from Unallocated Corporate expense, net and $17 million from across the business segments. In 2005, we reclassified $143 million, including $132 million from Unallocated Corporate expense, net and $11 million from across the business segments. The amounts from Unallocated Corporate expense, net were primarily attributable to U.S. bank accounts and amounts from the business segments were attributable to interest from foreign bank accounts. The impact on the individual segments’ operating results was not material. In addition, we reclassified $16 million in expenses associated with the debt exchange in 2006 and $10 million related to a charge for the early repayment of debt in 2005, from Unallocated Corporate expense, net to Other non-operating income (expense), net in the respective years.

We now operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS and Space Systems. We organize our business segments based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item Unallocated Corporate expense, net includes the FAS/CAS pension adjustment (see discussion below), costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 11), the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. Since the activities of the investees in which certain business segments hold equity interests are closely aligned with the operations of those segments, the equity earnings (losses) from those investees are included in the Operating profit of the respective segments. For financial data other than Operating profit where amounts are reconciled to consolidated totals, all activities other than those pertaining to the principal business segments are included in “Corporate activities.”

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

Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of Net sales in the related table that follows. Other accounting policies of the business segments are the same as those described in Note 1.

Following is a brief description of the activities of the principal business segments:

•

Aeronautics – Engaged in the design, research and development, systems integration, production, sustainment, support and upgrade of advanced military aircraft, air vehicles and related technologies. Customers include various government agencies and the military services of the United States and allied countries around the world. Major products and programs include design, development, production and sustainment of the F-35 stealth multi-role international coalition fighter; the F-22 air dominance and multi-mission stealth fighter; the F-16 international multi-role fighter; the C-130J tactical transport aircraft; the C-5 strategic airlifter modernization; and support for the F-117 stealth fighter, P-3 maritime patrol aircraft, S-3 multi-mission aircraft and U-2 high-altitude reconnaissance aircraft. We also produce major components for Japan’s F-2 fighter and are a co-developer of the
T-50 advanced jet trainer. The Skunk Works® advanced development organization provides next generation innovative system solutions using rapid prototyping and advanced technologies.

•

Electronic Systems – Engaged in the design, research, development, integration, production and sustainment of high performance systems and subsystems for undersea, shipboard, land and airborne applications. Major product lines include: tactical missiles and weapon fire control systems; air and sea-based missile defense systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; ground combat vehicle integration; avionics, systems integration and program management for fixed and rotary-wing aircraft systems; radars; surveillance and reconnaissance systems; and simulation and training systems.

•

Information Systems & Global Services –Engaged in providing federal services, Information Technology (IT) solutions and advanced technology expertise across a broad spectrum of applications and customers. Provides full life cycle support and highly specialized talent in the areas of software and systems engineering, including capabilities in space, air and ground systems, and also provides logistics, mission operations support, peacekeeping and nation-building services for a wide variety of U.S. defense and civil government agencies in the U.S. and abroad.

•

Space Systems – Engaged in the design, research, development, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. Satellite product line includes both government and commercial satellites. Strategic & Defensive Missile Systems includes missile defense technologies and systems and fleet ballistic missiles. Space Transportation Systems includes the next generation human space flight system known as the Orion crew exploration vehicle, as well as the Space Shuttle’s external tank and commercial launch services using the Atlas V launch vehicle. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities and expendable launch services for the U.S. Government.

Selected Financial Data by Business Segment

(In millions)	2007	2006	2005
Net sales
Aeronautics	$12,303	$12,188	$12,349
Electronic Systems	11,143	10,519	9,811
Information Systems & Global Services	10,213	8,990	8,233
Space Systems	8,203	7,923	6,820
Total	$41,862	$39,620	$37,213

Operating profit (a)
Aeronautics	$1,476	$1,221	$1,018
Electronic Systems	1,410	1,264	1,078
Information Systems & Global Services	949	804	720
Space Systems	856	742	605
Total business segments	4,691	4,031	3,421
Unallocated Corporate expense, net (b)	(164)	(261)	(568)
Operating profit	$4,527	$3,770	$2,853

Intersegment revenue
Aeronautics	$147	$164	$134
Electronic Systems	595	579	588
Information Systems & Global Services	1,054	1,118	1,142
Space Systems	150	140	179
Total	$1,946	$2,001	$2,043

Depreciation and amortization of plant and equipment
Aeronautics	$181	$154	$137
Electronic Systems	227	190	178
Information Systems & Global Services	68	65	55
Space Systems	136	132	134
Total business segments	612	541	504
Corporate activities	54	59	51
Total	$666	$600	$555

Amortization of purchased intangibles
Aeronautics	$50	$50	$50
Electronic Systems	27	47	42
Information Systems & Global Services	55	46	39
Space Systems	9	9	8
Total business segments	141	152	139
Corporate activities	12	12	11
Total	$153	$164	$150

Expenditures for property, plant and equipment
Aeronautics	$235	$221	$214
Electronic Systems	327	334	326
Information Systems & Global Services	75	74	88
Space Systems	228	226	192
Total business segments	865	855	820
Corporate activities	75	38	45
Total	$940	$893	$865

Selected Financial Data by Business Segment (continued)

(In millions)	2007	2006	2005

Assets (c)
Aeronautics	$3,014	$3,140	$3,018
Electronic Systems	8,500	8,217	8,397
Information Systems & Global Services	7,477	7,054	5,465
Space Systems	2,977	2,913	3,110
Total business segments	21,968	21,324	19,990
Corporate activities (d)	6,958	6,907	7,754
Total	$28,926	$28,231	$27,744

Goodwill
Aeronautics	$148	$148	$148
Electronic Systems	4,518	4,505	4,499
Information Systems & Global Services	4,265	4,141	3,291
Space Systems	456	456	509
Total	$9,387	$9,250	$8,447

Customer advances and amounts in excess of costs incurred
Aeronautics	$1,833	$1,816	$1,523
Electronic Systems	1,842	1,374	1,457
Information Systems & Global Services	203	272	223
Space Systems	376	394	1,128
Total	$4,254	$3,856	$4,331

(a)	Operating profit included equity in net earnings (losses) of equity investees as follows:

(In millions)	2007	2006	2005
Aeronautics	$25	$17	$10
Electronic Systems	58	29	25
Information Systems & Global Services	6	6	4
Space Systems	134	78	72
Total business segments	223	130	111
Corporate activities	(20)	—	(3)
Total	$203	$130	$108

(b)	Net Unallocated Corporate expense, net includes the following:

(In millions)	2007	2006	2005
FAS/CAS pension adjustment	$(58)	$(275)	$(626)
Items not considered in segment operating performance	71	230	173
Stock-based compensation	(149)	(111)	—
Other	(28)	(105)	(115)
	$(164)	$(261)	$(568)

For information regarding the items not considered in management’s evaluation of segment operating performance, see Notes 2, 7, 8 and 9 to the consolidated financial statements.

(c)	We have no significant long-lived assets located in foreign countries.

(d)	Assets primarily include Cash and cash equivalents, Short-term investments, Deferred income taxes and the Prepaid pension asset.

Net Sales by Customer Category

(In millions)	2007	2006	2005
U.S. Government
Aeronautics	$9,597	$9,578	$9,460
Electronic Systems	8,196	8,006	7,839
Information Systems & Global Services	9,591	8,484	7,920
Space Systems	7,681	7,185	6,409
Total	$35,065	$33,253	$31,628

Foreign governments (a) (b)
Aeronautics	$2,531	$2,581	$2,857
Electronic Systems	2,672	2,362	1,835
Information Systems & Global Services	284	91	145
Space Systems	13	11	—
Total	$5,500	$5,045	$4,837

Commercial and Other (b)
Aeronautics	$175	$29	$32
Electronic Systems	275	151	137
Information Systems & Global Services	338	415	168
Space Systems	509	727	411
Total	$1,297	$1,322	$748
	$41,862	$39,620	$37,213

(a)	Sales made to foreign governments through the U.S. Government, or “foreign military sales,” are included in the foreign governments category.
(b)	International sales, including export sales reflected in the foreign governments and commercial categories, were $6.3 billion, $5.6 billion and $5.1 billion in 2007, 2006 and 2005.

Note 16 – Summary of Quarterly Information (Unaudited)

	2007 Quarters
(In millions, except per share data)	First (c)	Second (d)	Third	Fourth
Net sales	$9,275	$10,651	$11,095	$10,841
Operating profit (a)	985	1,164	1,163	1,215
Net earnings	690	778	766	799
Basic earnings per share	1.64	1.87	1.85	1.94
Diluted earnings per share (b)	1.60	1.82	1.80	1.89

	2006 Quarters
(In millions, except per share data)	First (e)	Second (f)	Third (g)	Fourth (h)
Net sales	$9,214	$9,961	$9,605	$10,840
Operating profit (a)	930	903	867	1,070
Net earnings	591	580	629	729
Basic earnings per share	1.36	1.35	1.48	1.72
Diluted earnings per share (a)	1.34	1.34	1.46	1.68

(a)

Operating profit amounts for the first two quarters of 2007 and each of the quarters in 2006 reflect the reclassification of interest income and certain debt-related items from Other income (expense), net to Other non-operating income (expense), net (see Notes 1 and 9). Operating profit for those periods as disclosed in the respective Forms 10-Q was $1,022 million and $1,231 million for 2007, and $971 million, $943 million and $851 million for 2006. Operating profit for the fourth quarter of 2006 as disclosed in the 2006 Form 10-K was $1,134 million.

(b)

The sum of the quarterly earnings per share amounts for 2007 and 2006 do not equal the diluted earnings per share amount included on Statement of Earnings, primarily due to the dilutive effects of our convertible debentures (see Note 3) and the timing of share repurchases during those years.

(c)

Net earnings for the first quarter of 2007 included a gain related to the sale of certain land which increased Net earnings by $16 million ($0.04 per share), earnings from the reversal of legal reserves following the settlement of certain litigation related to a waste remediation contract which increased Net earnings by $14 million ($0.03 per share), and a reduction in Income tax expense of $59 million ($0.14 per share) resulting from the closure of certain IRS examinations.

(d)	Net earnings for the second quarter of 2007 included a gain from the sale of our remaining interest in Comsat International which increased Net earnings by $16 million ($0.04 per share).
(e)

Net earnings for the first quarter of 2006 included a gain related to the sale of 21 million of our Inmarsat shares which increased Net earnings by $83 million ($0.19 per share) and a gain related to the sale of our interest in Space Imaging which increased Net earnings by $15 million ($0.03 per share).

(f)	Net earnings for the second quarter of 2006 included a gain related to the sale of certain land which increased Net earnings by $13 million ($0.03 per share).
(g)

Net earnings for the third quarter of 2006 included a gain related to the sale of certain land which increased Net earnings by $20 million ($0.05 per share), expenses associated with the debt exchange which decreased Net earnings by $11 million ($0.03 per share), and a tax benefit related to claims filed for additional ETI tax benefits for sales in previous years which increased Net earnings by $62 million ($0.14 per share).

(h)

Net earnings for the fourth quarter of 2006 included earnings from the reversal of transaction-related reserves recorded in connection with our sale of the Aerospace Electronics Systems business which increased Net earnings by $19 million ($0.04 per share).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Controls and Procedures” beginning on page 57 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2008 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Corporate Governance – Stockholder Nominees” and “Committees of the Board of Directors – Audit Committee” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

We have had a written code of ethics in place since our formation in 1995. Setting the Standard, our Code of Ethics and Business Conduct, applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to members of our Board of Directors. A copy of our Code of Ethics and Business Conduct is available on our investor relations website: www.lockheedmartin.com/investor. Printed copies of our Code of Ethics and Business Conduct may be obtained, without charge, by contacting Investor Relations, Lockheed Martin Corporation, 6801 Rockledge Drive, Bethesda, Maryland 20817. We are required to disclose any change to, or waiver from, our Code of Ethics and Business Conduct for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is included in the text and tables under the caption “Executive Compensation” and “Director’s Compensation” in the 2008 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in our 2008 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                     RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is included under the heading “Securities Owned by Directors, Nominees and Named Executive Officers,” “Security Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” in the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and 407(a) of Regulation S-K concerning certain relationships and related transactions is included under the caption “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Transactions of Directors, Executive Officers and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included under the caption “Ratification of Appointment of Independent Auditors – Fees Paid to Independent Auditors” in the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial Statements filed as part of the Form 10-K.

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:

The report of our independent registered public accounting firm with respect to internal control over financial reporting and their report on the above-referenced financial statements appear on pages 60 and 61 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

(2) List of Financial Statement Schedules filed as part of this Form 10-K.

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

(3) Exhibits

3.1	Charter of Lockheed Martin Corporation (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2006).

3.2	Bylaws of Lockheed Martin Corporation as amended and restated effective February 22, 2007 (incorporated by reference to Exhibit 3.2 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC February 26, 2007).

4.1	Indenture dated May 16, 1996, between the Corporation, Lockheed Martin Tactical Systems, Inc., and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4 to Lockheed Martin Corporation’s Form 8-K filed with the SEC on May 20, 1996).

4.2	Indenture dated as of August 13, 2003, between Lockheed Martin Corporation and The Bank of New York, as Trustee, for the $1,000,000,000 aggregate principal amount outstanding of Floating Rate Convertible Senior Debentures due August 13, 2033 (incorporated by reference to Exhibit 4.4 to Lockheed Martin Corporation’s Registration Statement on Form S-3 (No. 333-108333) filed with the SEC on August 28, 2003).

4.3	First Supplemental Indenture between Lockheed Martin Corporation and The Bank of New York, as Trustee, dated December 6, 2004, for the $1,000,000,000 aggregate principal amount outstanding of Floating Rate Convertible Senior Debentures due August 13, 2033 (incorporated by reference to Exhibit 99 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2004).

4.4	Indenture dated as of August 30, 2006 for 6.15% Notes due 2036 (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 27, 2006).

See also Exhibits 3.1 and 3.2.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Corporation on a consolidated basis. The Corporation agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan as amended and restated effective October 27, 2006 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.3	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Martin Marietta Corporation Postretirement Death Benefit Plan for Senior Executives, as amended January 1, 1995 (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995), and as further amended September 26, 1996 (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.5	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.6	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.7	Lockheed Martin Supplementary Pension Plan for Employees of Transferred GE Operations, effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to Lockheed Martin Corporation’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2005).

10.8	Martin Marietta Corporation Deferred Compensation Plan for Selected Officers, as amended (incorporated by reference to Exhibit 10(v) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.9	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10	Lockheed Martin Corporation Supplemental Savings Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11	Deferred Compensation Plan for Directors of Lockheed Martin Corporation, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2005).

10.12	Lockheed Corporation Directors’ Deferred Compensation Plan Trust Agreement, as amended (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.13	Trust Agreement, dated December 22, 1994, between Lockheed Corporation and J.P. Morgan California with respect to certain employee benefit plans of Lockheed Corporation (incorporated by reference to Exhibit 10.35 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (No. 33-57645) filed with the SEC on February 9, 1995).

10.14	Lockheed Martin Corporation Directors Charitable Award Plan (incorporated by reference to Exhibit 10.19 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2006).

10.15	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10(dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.16	Lockheed Martin Corporation Postretirement Death Benefit Plan for Elected Officers, as amended June 28, 2007 (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K dated June 28, 2007).

10.17	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10(ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.18	Resolutions of Board of Directors of Lockheed Martin Corporation dated June 27, 1997 amending Lockheed Martin Non-Qualified Pension Plans (incorporated by reference to Exhibit 10 (ppp) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.19	Lockheed Martin Corporation Directors Equity Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.20	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.2 to Lockheed Martin Corporation’s Current Report on Form 8-K dated June 28, 2007).

10.21	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan, as amended.

10.22	COMSAT Corporation Directors and Officers Deferred Compensation Plan (incorporated by reference to
Exhibit 10.24 to the Form 10-K of COMSAT Corporation, SEC File No. 1-4929, for the fiscal year ended December 31, 1996).

10.23	Amendment to Lockheed Martin Corporation Nonqualified Retirement Plans (incorporated by reference to
Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Deferred Management Incentive Compensation Plan of Lockheed Corporation and its subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.25	Lockheed Martin Corporation 2003 Incentive Performance Award Plan, as amended (incorporated by reference to the Corporation’s 2005 Annual Proxy Statement filed with the SEC on Schedule 14A on March 18, 2005).

10.26	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the Banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2004).

10.27	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.29	Lockheed Martin Supplemental Retirement Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.30	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2007-2009 Performance Period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.30 of Lockheed Martin Corporation’s annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 26, 2007).

10.31	Executive Retention Agreement, between Lockheed Martin Corporation Aeronautics Company and Ralph D. Heath, dated June 23, 2003 (incorporated by reference to Exhibit 99 of Lockheed Martin Corporation’s Current Report on Form 8-K dated January 17, 2005).

10.32	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, LLC (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.33	Professional Services Agreement, between Lockheed Martin Corporation and Michael F. Camardo, dated February 23, 2007 (incorporated by reference to Exhibit 10.33 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC February 26, 2007).

10.34	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, effective January 1, 2007 (incorporated by reference to Exhibit 10.34 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC February 26, 2007).

10.35	Long-Term Performance Award Amendment effective January 1, 2005 (applicable to the 2002-2004, 2004-2006 and 2005-2007 performance periods) (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.36	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2004-2006 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.37	Form of Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2006-2008 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.4 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.38	Retirement Transition Agreement, dated August 10, 2007 between Lockheed Martin Corporation and Robert B. Coutts (incorporated by reference to Exhibit 99.2 of Lockheed Martin Corporation’s Current Report on Form 8-K dated August 10, 2007).

10.39	Forms of Long-Term Incentive Performance Award Agreements (2008-2010 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan as approved by the Management Development and Compensation Committee on January 24, 2008.

10.40	The Lockheed Martin Severance Benefit Plan For Certain Management Employees.

12	Computation of ratio of earnings to fixed charges for the year ended December 31, 2007.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Robert J. Stevens.

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner.

*	Exhibits 10.1 through 10.25, 10.27 through 10.31 and 10.33 through 10.40 constitute management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this Form
10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

/s/ Martin T. Stanislav

MARTIN T. STANISLAV

Vice President and Controller

(Chief Accounting Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Stevens* ROBERT J. STEVENS	Chairman, President, Chief Executive Officer and Director	February 28, 2008
/s/ Bruce L. Tanner BRUCE L. TANNER	Executive Vice President and Chief Financial Officer	February 28, 2008
/s/ E.C. “Pete” Aldridge, Jr.* E.C. “PETE” ALDRIDGE, JR.	Director	February 28, 2008
/s/ Nolan D. Archibald* NOLAN D. ARCHIBALD	Director	February 28, 2008
/s/ Marcus C. Bennett* MARCUS C. BENNETT	Director	February 28, 2008
/s/ James O. Ellis, Jr.* JAMES O. ELLIS, JR.	Director	February 28, 2008
/s/ Gwendolyn S. King* GWENDOLYN S. KING	Director	February 28, 2008
/s/ James M. Loy* JAMES M. LOY	Director	February 28, 2008
/s/ Douglas H. McCorkindale* DOUGLAS H. MCCORKINDALE	Director	February 28, 2008
/s/ Eugene F. Murphy* EUGENE F. MURPHY	Director	February 28, 2008
/s/ Joseph W. Ralston* JOSEPH W. RALSTON	Director	February 28, 2008
/s/ Frank Savage* FRANK SAVAGE	Director	February 28, 2008
/s/ James M. Schneider* JAMES M. SCHNEIDER	Director	February 28, 2008
/s/ Anne Stevens* ANNE STEVENS	Director	February 28, 2008
/s/ James R. Ukropina* JAMES R. UKROPINA	Director	February 28, 2008

*By: /s/ James B. Comey (JAMES B. COMEY, Attorney-in-fact**)		February 28, 2008

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.