Form 10-Q
period 2008-03-30
LOCKHEED MARTIN CORP
filed 2008-04-24
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 30, 2008
Common stock, $1 par value	402,123,128

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2008

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2008

INDEX

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions, except per share data)
Net sales
Products	$8,464	$7,803
Services	1,519	1,472

	9,983	9,275

Cost of sales
Products	7,523	6,993
Services	1,386	1,306
Unallocated Corporate costs	5	66

	8,914	8,365

	1,069	910
Other income (expense), net	109	75

Operating profit	1,178	985
Interest expense	87	93
Other non-operating income (expense), net	(7)	37

Earnings before income taxes	1,084	929
Income tax expense	354	239

Net earnings	$730	$690

Earnings per common share
Basic	$1.80	$1.64

Diluted	$1.75	$1.60

Cash dividends declared per common share	$0.42	$0.35

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited) March 30, 2008	December 31, 2007
	(In millions)
Assets
Current assets
Cash and cash equivalents	$2,799	$2,648
Short-term investments	148	333
Receivables	5,413	4,925
Inventories	1,619	1,718
Deferred income taxes	732	756
Other current assets	469	560

Total current assets	11,180	10,940

Property, plant and equipment, net	4,258	4,320
Goodwill	9,399	9,387
Purchased intangibles, net	428	463
Prepaid pension asset	317	313
Deferred income taxes	824	760
Other assets	2,743	2,743

	$29,149	$28,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,906	$2,163
Customer advances and amounts in excess of costs incurred	4,258	4,254
Salaries, benefits and payroll taxes	1,528	1,544
Current maturities of long-term debt	104	104
Other current liabilities	2,078	1,806

Total current liabilities	9,874	9,871

Long-term debt, net	4,803	4,303
Accrued pension liabilities	1,311	1,192
Other postretirement benefit liabilities	939	928
Other liabilities	2,855	2,827

Total liabilities	19,782	19,121

Stockholders’ equity
Common stock, $1 par value per share	400	409
Additional paid-in capital	—	—
Retained earnings	10,805	11,247
Accumulated other comprehensive loss	(1,838)	(1,851)

Total stockholders’ equity	9,367	9,805

	$29,149	$28,926

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)
Operating Activities
Net earnings	$730	$690
Adjustments to reconcile Net earnings to Net cash provided by operating activities
Depreciation and amortization	160	141
Amortization of purchased intangibles	36	44
Stock-based compensation	35	49
Changes in operating assets and liabilities
Receivables	(483)	(281)
Inventories	99	285
Accounts payable	(257)	(131)
Customer advances and amounts in excess of costs incurred	4	195
Other	558	490

Net cash provided by operating activities	882	1,482

Investing Activities
Expenditures for property, plant and equipment	(104)	(84)
Sale of short-term investments, net	185	85
Acquisition of businesses / investments in affiliates	(11)	(95)
Other	1	79

Net cash provided by (used for) investing activities	71	(15)

Financing Activities
Repurchases of common stock	(1,185)	(733)
Issuances of common stock and related amounts	64	149
Common stock dividends	(172)	—
Issuance of long-term debt and related amounts	491	—
Repayments of long-term debt	—	(17)

Net cash used for financing activities	(802)	(601)

Net increase in cash and cash equivalents	151	866
Cash and cash equivalents at beginning of period	2,648	1,912

Cash and cash equivalents at end of period	$2,799	$2,778

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2008

NOTE 1 – BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2007 Form 10-K filed with the Securities and Exchange Commission (SEC).

It is our practice to close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter ended March 30, 2008 are not necessarily indicative of results to be expected for the full year.

We have reclassified certain amounts for prior years to conform with the 2008 presentation, primarily to reclassify interest income from Other income (expense), net to Other non-operating income (expense), net (see Note 6).

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

We have $1.0 billion of floating rate convertible debentures issued and outstanding that also can potentially have a dilutive effect on our earnings per share calculations. The debentures are convertible by holders into shares of our common stock on a contingent basis per the terms of the indenture agreement. The debentures are not convertible unless the price of our common stock is greater than or equal to 130% of the applicable conversion price for a specified period during the previous quarter, or unless certain other events occur. The conversion price was $73.25 per share at March 30, 2008 and is expected to change over time as described in the indenture agreement. The price of our common stock exceeded 130% of the conversion price for the specified period of time during the first quarter of 2008, and therefore holders of the debentures may elect to convert them during the quarter ending June 30, 2008.

We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash or common stock. Though we have retained that right, FAS 128, Earnings Per Share, requires an assumption that shares will be used to pay the conversion obligations in excess of the accreted principal amount, and requires that those shares be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation without regard to the potential for conversion by the bondholders. The number of shares included in the computations in the first quarters of 2008 and 2007 did not have a material impact on earnings per share.

Unless otherwise noted, we present all per share amounts cited in these financial statements on a “per diluted share” basis.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions, except per share data)

Net earnings for basic and diluted computations	$730	$690

Weighted average common shares outstanding
Average number of common shares outstanding for basic computations	406.6	421.4
Dilutive stock options, restricted stock and convertible securities	10.2	10.7

Average number of common shares outstanding for diluted computations	416.8	432.1

Earnings per common share
Basic	$1.80	$1.64

Diluted	$1.75	$1.60

NOTE 3 – INVENTORIES
	March 30, 2008	December 31, 2007
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$4,017	$4,039
Less customer advances and progress payments	(2,883)	(2,839)

	1,134	1,200
Other inventories	485	518

	$1,619	$1,718

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components:

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)
Defined benefit pension plans
Service cost	$206	$216
Interest cost	435	408
Expected return on plan assets	(545)	(517)
Amortization of prior service cost	20	22
Recognized net actuarial losses	—	42

Total net pension expense	$116	$171

Retiree medical and life insurance plans
Service cost	$11	$13
Interest cost	45	47
Expected return on plan assets	(38)	(36)
Amortization of prior service cost	(6)	(6)
Recognized net actuarial losses	—	5

Total net postretirement expense	$12	$23

In 2007, we made discretionary prepayments totaling $335 million to our defined benefit pension plans’ trust and $156 million to our retiree medical plans. These prepayments will reduce our cash funding requirements for 2008 and 2009. In 2008, we do not expect that there will be any required contributions to the defined benefit plans’ pension trust or the retiree medical and life insurance plans, after giving consideration to the 2007 prepayments. There were no contributions in the first quarter of 2008.

NOTE 5 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items which have been previously reported:

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

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range which we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. At March 30, 2008 and December 31, 2007, the aggregate amount of liabilities recorded relative to environmental matters was $572 million. We have recorded assets totaling $480 million as of the same dates for the portion of environmental costs that are probable of future recovery in the pricing of our products and services on U.S. Government contracts.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We cannot reasonably determine the extent of our financial exposure in all cases at this time. We also are pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. With respect to perchlorates, the State of California adopted a new drinking water standard of six parts per billion in the fourth quarter of 2007. The new drinking water standard is consistent with the interim standard that has been in place for several years, and we have been implementing remediation plans to achieve the six parts per billion level. The liabilities recorded at March 30, 2008 included estimated costs associated with this regulatory limit. With respect to solvents, we have implemented a plan of well-head treatment on new and existing wells which has served both to remediate the plume of contamination and to assure the public water supplies of the affected communities.

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

Letters of Credit

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.3 billion at March 30, 2008 and December 31, 2007. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Sale of International Launch Services

Under the agreement to sell our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006, we continue to have the responsibility to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. The amount we could be required to pay may increase over time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, and will be reduced by the occurrence of those launches. At March 30, 2008, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $121 million. That amount may be partially mitigated by approximately $28 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur.

Our Balance Sheet at March 30, 2008 included current assets relating to LKEI and ILS totaling $91 million and current liabilities totaling $119 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev State Research and Production Space Center for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact resulting from our inability to realize the assets we have recorded related to LKEI and ILS would be mitigated by the deferred net gain we recorded on the transaction at the end of 2006, which we expect to recognize as the remaining launches occur. Based on the launches which have occurred through March 30, 2008, we recognized, net of state income taxes, $16 million of the deferred gain in the first quarter of 2008 which increased net earnings by $10 million

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

($0.02 per share). The unrecognized deferred gain, net of state and federal income taxes, of $57 million at March 30, 2008 will be recognized as the remaining two launches occur. We believe those launches will be in 2008 based on the Proton launch schedule, which is subject to change.

Investment in ULA

In connection with the formation of United Launch Alliance, LLC (ULA), both we and Boeing have each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case, to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years from December 1, 2006, the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA. As of December 31, 2007, we had provided a total of $3 million of funding to ULA under the additional capital contribution commitment. We did not provide further funding to ULA during the first quarter of 2008. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 30, 2008, and that it will not be necessary to make payments under the cross-indemnities.

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services (IS&GS) and Space Systems. We organize our business segments based on the nature of the products and services offered.

Amounts in 2007 reflect the reclassification of interest income from segment Operating profit and Unallocated Corporate income (expense), net to Other non-operating income (expense), net to conform to the 2008 consolidated Statement of Earnings presentation. In the first quarter of 2007, we reclassified $37 million, including $33 million from Unallocated Corporate income (expense), net and $4 million from across the business segments. The amounts from Unallocated Corporate income (expense), net were primarily attributable to U.S. bank accounts and amounts from the business segments were attributable to interest from foreign bank accounts. The impact of the reclassification on the individual segments’ operating results was not material.

In the following table relative to the caption “Operating profit,” total Operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment (see discussion below), costs for certain stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

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

Selected Financial Data by Business Segment

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)
Net sales
Aeronautics	$2,807	$2,821
Electronic Systems	2,789	2,515
Information Systems & Global Services	2,504	2,145
Space Systems	1,883	1,794

	$9,983	$9,275

Operating profit
Aeronautics	$323	$299
Electronic Systems	366	317
Information Systems & Global Services	230	198
Space Systems	231	185

Total business segments	1,150	999
Unallocated Corporate income (expense), net	28	(14)

	$1,178	$985

Intersegment revenue
Aeronautics	$35	$36
Electronic Systems	140	124
Information Systems & Global Services	215	263
Space Systems	29	34

	$419	$457

	March 30, 2008	December 31, 2007
Assets
Aeronautics	$3,259	$3,014
Electronic Systems	8,386	8,500
Information Systems & Global Services	7,473	7,477
Space Systems	3,051	2,977

Total business segments	22,169	21,968
Corporate activities (1)	6,980	6,958

	$29,149	$28,926

(1)	Assets primarily include Cash and cash equivalents, Short-term investments, Deferred income taxes and the Prepaid pension asset.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7 – OTHER

Matters Included in Earnings

In the first quarter of 2008, we recognized, net of state income taxes, a gain of $16 million in Other income (expense), net representing a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in LKEI and ILS in 2006 (see Note 5). The gain increased net earnings by $10 million ($0.02 per share).

In the first quarter of 2007, we sold certain surplus land in California for $36 million in cash. The transaction resulted in a gain, net of state income taxes, of $25 million which we recorded in Other income (expense), net, and an increase in Net earnings of $16 million ($0.04 per share).

In 2004, we recorded a charge associated with certain litigation related to a waste remediation contract with the Department of Energy. In the first quarter of 2007, we reversed, net of state income tax benefits, $21 million of legal reserves into Other income (expense), net in connection with the settlement of that litigation. This settlement increased Net earnings by $14 million ($0.03 per share).

Long-term Debt

In the first quarter of 2008, we issued $500 million of long-term notes. The notes have a fixed coupon interest rate of 4.121% and are due in 2013.

In the first quarter of 2008, the price of our common stock exceeded 130% of the $73.25 conversion price of our $1.0 billion of floating rate convertible debentures for the specified period of time, and therefore holders of the debentures may elect to convert them during the quarter ending June 30, 2008 (see Note 2). The right to convert the debentures based on our stock price is re-evaluated each quarter. We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash or common stock. We have continued to classify these debentures as long-term based on our ability and intent to maintain the debt outstanding for at least one year. Our ability to do so is demonstrated by our $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility on March 30, 2008.

The registered holders of $300 million of 40-year debentures issued in 1996 that bear interest of 7.20% had the opportunity to elect, between March 1 and April 1, 2008, to have their debentures repaid on May 1, 2008. No such elections were made, and the debentures continue to be classified as long-term at March 30, 2008.

Stockholders’ Equity

Share Repurchase Program

We used cash to repurchase shares of our common stock as follows:

•	In the first quarter of 2008, $1,185 million to repurchase 11.3 million common shares; and

•	In the first quarter of 2007, $739 million to repurchase 7.6 million common shares, of which $733 million was paid for 7.5 million of common shares that settled during the quarter.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1,000 million recorded as a reduction of retained earnings.

We made purchases under our share repurchase program which provides for the repurchase of up to 128 million shares of our common stock from time-to-time at management’s discretion. As of March 30, 2008, we had repurchased a total of 106.6 million shares under the program, and there remained approximately 21.4 million shares that may be repurchased in the future.

Dividends

During the first quarter of 2008, we declared and paid quarterly dividends totaling $172 million ($0.42 per share). During the first quarter of 2007, we declared our first quarter dividend totaling $148 million ($0.35 per share), which was recorded as a current liability and a reduction of retained earnings. This dividend was paid early in the second quarter of 2007.

Comprehensive Income

The components of comprehensive income for the three months ended March 30, 2008 and March 25, 2007 consisted of the following:

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)

Net earnings	$730	$690
Other comprehensive income	13	—

Comprehensive income	$743	$690

Income Tax and Interest Payments

Net federal and foreign income tax payments during the first quarter of 2008 were immaterial. We received net federal and foreign income tax refunds of $20 million during the first quarter of 2007. Our total interest payments were $54 million and $55 million during the first quarters of 2008 and 2007.

New Accounting Rules

In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (FAS) 157, Fair Value Measurements, which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The FAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2. The adoption of FAS 157 did not have a material impact on our results of operations, financial position or cash flows.

The fair-value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The net amount of assets and liabilities we recorded at fair value at March 30, 2008 totaled $675 million, including $148 million of Short-term investments, $592 million of other investments we hold in a trust related to certain of our non-qualified benefit plans and $65 million of net liabilities related to derivative financial instruments. We determined the fair values of approximately one-third of the assets included in Short-term investments using the Level 1 methodology, with the remainder valued based on the Level 2 methodology. The fair values of approximately 60% of the investments held in the trust for non-qualified benefit plans were determined using the Level 1 methodology, with the remainder of those assets valued based on the Level 2 methodology. We record assets and liabilities related to our derivative financial instruments at fair value using the Level 2 methodology.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We elected not to adopt the fair value option included in FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which became effective January 1, 2008 for companies electing adoption.

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

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of March 30, 2008, and the related condensed consolidated statements of earnings for the three-month periods ended March 30, 2008 and March 25, 2007, and the condensed consolidated statements of cash flows for the three-month periods ended March 30, 2008 and March 25, 2007. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Baltimore, Maryland

April 22, 2008

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2008

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

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services (IS&GS) and Space Systems. As a systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft and spacecraft.

The following discussion should be read along with our 2007 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

The following discussion of Net sales and operating results provides an overview of our operations by focusing on key elements set forth in our Statement of Earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated Net sales and Operating profit for the quarters ended March 30, 2008 and March 25, 2007. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

Net sales for the first quarter of 2008 were $10.0 billion, an 8% increase over the first quarter 2007 sales of $9.3 billion. Sales increased in every business segment except Aeronautics, where sales were slightly lower during the first quarter of 2008 compared to the 2007 period.

Other income and expenses, net was $109 million for the first quarter of 2008 compared to $75 million recorded in the comparable 2007 period. This increase was primarily due to an increase in equity earnings in affiliates.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Operating profit for the first quarter of 2008 was $1,178 million, an increase of 20% from the $985 million recorded in the comparable 2007 period. Operating profit increased in every business segment and was favorably impacted by lower unallocated Corporate costs, primarily related to the decline in the FAS/CAS pension adjustment.

Other non-operating income (expense), net was an expense of $7 million in the first quarter of 2008 as compared to income of $37 million in the first quarter of 2007. The decline was the result of lower interest income on invested cash balances and unrealized losses on marketable securities held to fund certain employee benefit obligations.

Interest expense for the first quarter of 2008 was $87 million, representing a decrease of $6 million from the comparable period in 2007. This decrease was mainly driven by interest expense the Corporation accrued in the first quarter of 2007 related to acquisition activities.

Our effective income tax rates for the first quarter of 2008 and 2007 were 32.7% and 25.7%. These rates were lower than the statutory rate of 35% for both periods primarily due to tax benefits for U.S. manufacturing activities and dividends related to our employee stock ownership plans. The research and development (R&D) credit, which expired December 31, 2007, further reduced the effective tax rate for first quarter of 2007. Additionally, for the first quarter of 2007, income tax expense was reduced by $59 million ($0.14 per share) due to the completion of an IRS audit, which reduced the effective tax rate for that quarter by 6.4%.

Net earnings for the first quarter of 2008 were $730 million ($1.75 per share) compared to $690 million ($1.60 per share) reported in the first quarter of 2007.

DISCUSSION OF BUSINESS SEGMENTS

The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 6. In our discussions of comparative results, changes in Net sales and Operating profit are generally expressed in terms of volume and/or performance. Volume refers to increases (or decreases) in sales resulting from varying production activity levels, deliveries or service levels on individual contracts. Volume changes typically include a corresponding change in Operating profit based on the estimated profit rate at completion for a particular contract for design, development and production activities.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Aeronautics

Aeronautics’ operating results included the following:

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)

Net sales	$2,807	$2,821
Operating profit	323	299

Net sales for Aeronautics were slightly lower for the first quarter of 2008 compared to the first quarter of 2007. The decrease in sales resulted from declines in Combat Aircraft that partially were offset by increases in Air Mobility. The decrease in Combat Aircraft mainly was due to lower volume on F-16 and F-117 programs, which more than offset increased F-22 and F-35 volume. The increase in Air Mobility mainly was due to higher volume on C-130 programs, which more than offset lower volume on the C-5 program.

Segment operating profit increased by 8% for the first quarter of 2008 from the first quarter of 2007. The increase in operating profit primarily was due to higher volume on C-130 programs in Air Mobility and improved performance on F-16 programs in Combat Aircraft.

Electronic Systems

Electronic Systems’ operating results included the following:

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)

Net sales	$2,789	$2,515
Operating profit	366	317

Net sales for Electronic Systems increased by 11% for the first quarter of 2008 from the first quarter of 2007. The increase mainly was due to higher volume on fire control and tactical missile programs at Missiles & Fire Control (M&FC), and in surface systems and radar activities at Maritime Systems & Sensors (MS2).

Operating profit for Electronic Systems increased by 15% for the first quarter of 2008 compared to the first quarter of 2007. The increase primarily was attributable to higher volume and improved performance on fire control and tactical missile programs at M&FC, and in surface systems and radar activities at MS2.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Information Systems & Global Services

Information Systems & Global Services’ operating results included the following:

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)

Net sales	$2,504	$2,145
Operating profit	230	198

Net sales for IS&GS increased by 17% for the first quarter of 2008 from the first quarter of 2007. Sales increased in all three of the segment’s lines of business. Mission Solutions’ sales grew due to higher volume on mission and combat support solutions. Information Systems’ sales grew due to higher volume on information technology programs. Growth at Pacific Architects and Engineers contributed to the increase in sales in Global Services.

Operating profit for IS&GS increased by 16% for the first quarter of 2008 compared to the first quarter of 2007. Operating profit increased in Information Systems and Mission Solutions and remained relatively unchanged in Global Services. The increase in Information Systems primarily was due to a benefit from a contract restructuring during the first quarter of 2008. The increase in Mission Solutions mainly was due to the sales growth on mission and combat support solutions.

Space Systems

Space Systems’ operating results included the following:

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)

Net sales	$1,883	$1,794
Operating profit	231	185

Net sales for Space Systems increased by 5% for the first quarter of 2008 from the first quarter of 2007. During the quarter, sales growth in Space Transportation partially was offset by declines in Strategic & Defensive Missile Systems (S&DMS) and Satellites. The sales growth in Space Transportation primarily was due to higher volume on the Orion program. S&DMS sales declined mainly due to lower volume in strategic missile programs. In Satellites, reduced volume in government satellite activities partially was offset by an increase in commercial satellite activities. There was one commercial satellite delivery in the first quarter of 2008 and no deliveries during the first quarter of 2007.

Segment operating profit increased by 25% for the first quarter of 2008 compared to the first quarter of 2007. During the quarter, increased operating profit at Space Transportation partially was offset by a decline in Satellites. In Space Transportation, the increase mainly was attributable to higher equity earnings on the United Launch Alliance joint venture and the results from successful negotiations of a terminated commercial launch services contract. In Satellites, the decrease mainly was due to lower volume on government satellite activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Unallocated Corporate Income (Expense), Net

The following table shows the components of Unallocated Corporate income (expense), net. For a discussion of the FAS/CAS pension adjustment and other types of items included in Unallocated Corporate income (expense), net, see Note 6 to the financial statements in this Form 10-Q.

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)

FAS/CAS pension adjustment	$32	$(14)
Stock compensation expense	(35)	(49)
Items not considered in segment operating performance	16	46
Other, net	15	3

	$28	$(14)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended
	March 30, 2008	March 25, 2007
	(In millions)

FAS 87 expense	$(116)	$(171)
Less: CAS costs	(148)	(157)

FAS/CAS pension adjustment – income (expense)	$32	$(14)

The FAS/CAS pension adjustment resulted in income in the first quarter of 2008 versus expense in the prior-year period due to an increase in the discount rate and other factors such as our actual return on plan assets. This trend is consistent with our expectations based on the assumptions we used in computing the FAS 87 expense and CAS cost amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2007 Form 10-K under the caption “Critical Accounting Policies.”

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach promulgated by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as other Corporate activities, are not considered by management in evaluating the operating performance of business segments. Therefore, for purposes of segment reporting, the following items were included in Unallocated Corporate income (expense), net for the quarters ended March 30, 2008 and March 25, 2007:

First Quarter 2008 –

•

A gain, net of state income taxes, of $16 million representing recognition of a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in LKEI and ILS in 2006 (see Note 5). The gain increased net earnings by $10 million ($0.02 per share).

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

On a net basis, these items increased our Net earnings during the quarter ended March 25, 2007 by $30 million ($0.07 per share). The first quarter of 2007 also was favorably affected by the closure of certain IRS examinations which resulted in a reduction in our first quarter 2007 income tax expense of $59 million ($0.14 per share). On a combined basis, these items increased first quarter 2007 earnings by $89 million ($0.21 per share).

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

Operating Activities

Net cash provided by operating activities decreased by $600 million in the first quarter of 2008 from the first quarter of 2007. The decrease primarily was attributable to a $705 million decline in cash provided by operating working capital as compared to 2007. This decline primarily was due to lower activities on Aeronautics’ international F-16 programs. This decrease was offset partially by an increase in net earnings of $40 million in 2008. The remaining increase in cash between the quarters is due to the timing of payments for various other operating activities. Operating working capital accounts consist of receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred.

Investing Activities

Capital expenditures – Capital expenditures for Property, plant and equipment amounted to $104 million in the first quarter of 2008 and $84 million in the first quarter of 2007. We expect our annual capital expenditures over the next three years to exceed 2007 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our financial targets, help build a balanced portfolio and provide disciplined growth. We paid $11 million in the first quarter of 2008 and $95 million in the first quarter of 2007 related to acquisition activities. There were no divestiture activities in the first quarters of 2008 or 2007.

During the first quarter of 2008, we decreased our short-term investments by $185 million compared to a decrease of $85 million in the same period of 2007.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

Financing Activities

Share activity and dividends – We used cash to repurchase common shares during the first quarters of 2008 and 2007 as follows:

•	In the first quarter of 2008, $1,185 million to repurchase 11.3 million common shares; and

•	In the first quarter of 2007, $739 million to repurchase 7.6 million common shares, of which $733 million was paid for 7.5 million of common shares that settled during the quarter.

Our share repurchase program authorizes the repurchase of up to 128 million shares of our common stock from time-to-time at management’s discretion. As of March 30, 2008, we had repurchased a total of 106.6 million shares under the program, and there remained 21.4 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended March 30, 2008.

Cash received from the issuance of our common stock for the first quarter of 2008 totaled $64 million, compared to $149 million during the same period in 2007. These amounts represent the cash received for the exercise price of stock options exercised, resulting in the issuance of 1.2 million shares and 3.1 million shares during the respective periods.

During the first quarter of 2008, we declared and paid dividends totaling $172 million ($0.42 per share). During the first quarter of 2007, we declared dividends totaling $148 million ($0.35 per share), which were recorded as a current liability and a reduction of retained earnings. This dividend was paid to stockholders early in the second quarter.

Issuance and repayment of long-term debt – In the first quarter of 2008, we issued $500 million of long-term notes due in 2013. The notes have a fixed coupon interest rate of 4.121%. Cash provided from operations has been our principal source of funds to reduce our long-term debt. Repayments of long-term debt in the first quarter of 2008 were de minimus, and we used $17 million for long-term debt repayments in the first quarter of 2007.

CAPITAL RESOURCES

At March 30, 2008, we held Cash and cash equivalents of approximately $2.8 billion and Short-term investments of $148 million. Our total Long-term debt, net of unamortized discounts, amounted to $4.9 billion at March 30, 2008, an increase of $500 million from the December 31, 2007 balance resulting from the first quarter debt issuance.

Our Long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. At March 30, 2008, we had agreements in place to swap variable interest rates on the debentures for fixed interest rates. With this swap agreement, our entire Long-term debt portfolio effectively bears interest at fixed rates. Our debt-to-total capital ratio, net of unamortized discounts, increased from 31% at December 31, 2007 to 34% at March 30, 2008 primarily due to the first quarter debt issuance and share repurchase activity.

In the first quarter of 2008, the price of our Common stock exceeded 130% of the $73.25 conversion price of our $1.0 billion of floating rate convertible debentures for the specified period of time, and therefore holders of the debentures may elect to convert them during the quarter ending June 30, 2008 (see Note 2). We have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, but have retained the right to satisfy the conversion obligations in excess of the accreted principal amount in cash or common stock. The conversion obligation in excess of the accreted principal amount at March 30, 2008 totaled approximately $368 million. If that amount

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

had been settled in shares on that date, we would have been required to issue 3.7 million shares of our common stock. We have the right to redeem any or all of the debentures at any time after August 15, 2008. We have continued to classify these debentures as long-term based on our ability and intent to maintain the debt outstanding for at least one year. Our ability to do so is demonstrated by our $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the credit facility on March 30, 2008.

We also have outstanding $300 million of 40-year debentures issued in 1996 that bear interest of 7.20%. The registered holders of the debentures had the opportunity to elect, between March 1 and April 1, 2008, to have their debentures repaid on May 1, 2008. No such elections were made, and the debt continues to be classified as long-term at March 30, 2008. No further such elections may be made by the holders.

Our Stockholders’ equity amounted to $9,367 million at March 30, 2008, a decrease of $438 million from December 31, 2007. The following items were the drivers of the decrease:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Loss	Total
	(In millions)

Balance at December 31, 2007	$409	$—	$11,247	$(1,851)	$9,805

Net earnings	—	—	730	—	730
Common stock dividends declared	—	—	(172)	—	(172)
Stock-based awards and ESOP activity (1)	2	174	—	—	176
Common stock repurchases	(11)	(174)	(1,000)	—	(1,185)
Other comprehensive income	—	—	—	13	13

Net activity	(9)	—	(442)	13	(438)

Balance at March 30, 2008	$400	$—	$10,805	$(1,838)	$9,367

(1)	Common Stock and Additional Paid-in Capital include amounts related to the exercise of 1.2 million stock options, resulting in the issuance of a like number of common shares.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition and

Results of Operations (continued)

During the quarter ended March 30, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2007.

OTHER MATTERS

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS in 2006, we continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance (see Note 5). At March 30, 2008, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $121 million. That amount may be partially mitigated by approximately $28 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer over time as the launches occur.

Our Balance Sheet at March 30, 2008 included current and noncurrent assets relating to LKEI and ILS totaling $91 million, and current and noncurrent liabilities totaling $119 million, both of which will be reduced as the launch services are provided. Any potential earnings impact resulting from our inability to realize the assets we have recorded related to LKEI and ILS would be mitigated by the deferred net gain we recorded on the transaction at the end of 2006, which we expect to recognize as the remaining launches occur. Based on the launches which have occurred through March 30, 2008, we recognized, net of state income taxes, $16 million of the deferred gain in the first quarter of 2008 which increased net earnings by $10 million ($0.02 per share). The unrecognized deferred gain, net of state and federal income taxes, of $57 million at March 30, 2008 will be recognized as the remaining two launches occur. We believe those launches will be in 2008 based on the Proton launch schedule, which is subject to change.

In September 2007, the FASB issued a proposed rule that would change the accounting for our $1 billion of floating rate convertible debentures. The effect of the rule, if enacted as proposed, would require that the proceeds from the debt issuance be bifurcated between a debt and equity component as of the August 2003 issuance date. The equity component would reflect the value of the conversion feature. The FASB is in the process of re-deliberating the proposal, but has indicated it will become effective in 2009, with retrospective application required. If approved as currently drafted, we would expect the proposed rule to result in immaterial changes to our previously reported Balance Sheets and Statements of Earnings to reflect the amortization of additional Interest expense over the period from August 2003 to August 2008.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 30, 2008, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures based on LIBOR for a fixed interest rate through August 15, 2008. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates. We have designated the agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement and in subsequent periods, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net Interest expense reported on the Statement of Earnings. We determined that the hedging relationship remained highly effective at March 30, 2008. The fair value of the interest rate swap agreement is adjusted at each Balance Sheet date, with a corresponding adjustment to Other comprehensive income (loss). At March 30, 2008, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized or when the hedged asset or liability is adjusted. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At March 30, 2008, the fair value of forward exchange contracts outstanding and the amounts of gains and losses recorded during the quarter then ended were not material.

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

We maintain disclosure controls and procedures, including internal control over financial reporting, which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of March 30, 2008. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of March 30, 2008.

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

As an example of our implementation of new systems, our Aeronautics business segment implemented a new financial system in January 2008 that encompasses financial reporting, the general ledger and program costing, among others. This change was undertaken to enhance the segment’s business processes, and not in response to the existence of deficiencies in internal control. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to Department of Defense reviews, Congressional actions, budgetary constraints, cost-cutting initiatives, election cycles, terrorist threats and homeland security); the impact of continued military operations in Iraq and Afghanistan on funding for existing defense programs; the award or termination of contracts; returns on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; materials availability and performance by key suppliers, subcontractors and customers; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets; the future impact of legislation, changes in accounting interpretations or pronouncements, tax rules, or export policies; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government/regulatory investigations or audits, and environmental remediation efforts); the competitive environment for our products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Corporation’s filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on page 18 and pages 18 through 24, respectively, of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18 of this Form 10-Q; and “Note 4 – Postretirement Benefit Plans” on page 9 and “Note 5 – Legal Proceedings and Contingencies” beginning on page 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 5 – Legal Proceedings and Contingencies” of the notes to the financial statements in this Form 10-Q, and in our 2007 Form 10-K, or arising in the ordinary course of business. In the opinion of management and in-house counsel, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on our consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 5 – Legal Proceedings and Contingencies” beginning on page 9 of this Form 10-Q.

In addition, see the “Legal Proceedings” section of the 2007 Form 10-K for a description of previously reported matters.

Item 1A.	Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2007 Form 10-K (pages 18 through 24) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2007 Form 10-K.

Lockheed Martin Corporation

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Lockheed Martin during the three-month period ended March 30, 2008 of equity securities that are registered by the Corporation pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
January 2008	3,005,800	$105.46	3,005,800	29,737,131
February 2008	4,449,300	$106.96	4,449,300	25,287,831
March 2008	3,852,300	$101.66	3,852,300	21,435,531

(1)	We repurchased a total of 11,307,400 shares of our common stock during the quarter ended March 30, 2008 under a share repurchase program that we announced in October 2002.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 128 million shares of our common stock from time-to-time. Under the program, we have the discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the three months ended March 30, 2008

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 24, 2008	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller
(Chief Accounting Officer)

