Form 10-Q
period 2008-06-29
LOCKHEED MARTIN CORP
filed 2008-07-23
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2008
Common stock, $1 par value	396,351,634

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2008

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2008

INDEX

Exhibit 3.1	Charter of Lockheed Martin Corporation, as restated as of June 26, 2008 (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2008)

Exhibit 3.2	Bylaws of Lockheed Martin Corporation, as amended effective April 25, 2008 (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 25, 2008)

Exhibit 10.1	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan

Exhibit 10.2	Lockheed Martin Corporation Supplemental Savings Plan

Exhibit 10.3	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan

Exhibit 10.4	Lockheed Martin Corporation Supplemental Retirement Plan

Exhibit 10.5	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation

Exhibit 10.6	Lockheed Martin Supplementary Pension Plan for Transferred Employees of GE Operations

Exhibit 10.7	Lockheed Martin Corporation Severance Benefit Plan for Certain Management Employees

Exhibit 10.8	Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan

Exhibit 10.9	Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to the Corporation’s 2008 Annual Proxy Statement filed with the SEC on Schedule 14A on March 14, 2008)

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Quarter Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions, except per share data)
Net sales
Products	$9,108	$9,038	$17,572	$16,841
Services	1,931	1,613	3,450	3,085

	11,039	10,651	21,022	19,926

Cost of sales
Products	8,007	8,134	15,530	15,127
Services	1,797	1,380	3,183	2,686
Unallocated Corporate costs	44	83	49	149

	9,848	9,597	18,762	17,962

	1,191	1,054	2,260	1,964
Other income (expense), net	172	110	281	185

Operating profit	1,363	1,164	2,541	2,149
Interest expense	92	93	179	186
Other non-operating income (expense), net	34	67	27	104

Earnings before income taxes	1,305	1,138	2,389	2,067
Income tax expense	423	360	777	599

Net earnings	$882	$778	$1,612	$1,468

Earnings per common share
Basic	$2.21	$1.87	$4.00	$3.50

Diluted	$2.15	$1.82	$3.90	$3.42

Cash dividends declared per common share (see Note 7)	$0.42	$0.35	$0.84	$0.70

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
	June 29, 2008	December 31, 2007
	(In millions)
Assets
Current assets
Cash and cash equivalents	$3,214	$2,648
Short-term investments	96	333
Receivables	5,218	4,925
Inventories	1,623	1,718
Deferred income taxes	724	756
Other current assets	433	560

Total current assets	11,308	10,940

Property, plant and equipment, net	4,256	4,320
Goodwill	9,484	9,387
Purchased intangibles, net	409	463
Prepaid pension asset	322	313
Deferred income taxes	849	760
Other assets	2,833	2,743

	$29,461	$28,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,993	$2,163
Customer advances and amounts in excess of costs incurred	4,208	4,254
Salaries, benefits and payroll taxes	1,637	1,544
Current maturities of long-term debt	1,001	104
Other current liabilities	2,417	1,806

Total current liabilities	11,256	9,871

Long-term debt, net	3,803	4,303
Accrued pension liabilities	1,431	1,192
Other postretirement benefit liabilities	949	928
Other liabilities	2,688	2,827

Total liabilities	20,127	19,121

Stockholders’ equity
Common stock, $1 par value per share	394	409
Additional paid-in capital	—	—
Retained earnings	10,756	11,247
Accumulated other comprehensive loss	(1,816)	(1,851)

Total stockholders’ equity	9,334	9,805

	$29,461	$28,926

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended
	June 29, 2008	June 24, 2007
	(In millions)
Operating Activities
Net earnings	$1,612	$1,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	335	288
Amortization of purchased intangibles	63	81
Stock-based compensation	75	82
Excess tax benefits on stock compensation	(43)	(61)
Changes in operating assets and liabilities:
Receivables	(266)	(618)
Inventories	95	282
Accounts payable	(176)	(94)
Customer advances and amounts in excess of costs incurred	(3)	720
Other	681	738

Net cash provided by operating activities	2,373	2,886

Investing Activities
Expenditures for property, plant and equipment	(274)	(254)
Sale of short-term investments, net	237	52
Acquisitions of businesses / investments in affiliates	(88)	(136)
Divestiture of investment in affiliate	—	26
Other	40	(11)

Net cash used for investing activities	(85)	(323)

Financing Activities
Repurchases of common stock	(1,930)	(1,394)
Issuances of common stock and related amounts	117	193
Excess tax benefits on stock compensation	43	61
Common stock dividends	(340)	(295)
Issuance of long-term debt and related amounts	491	—
Repayments of long-term debt	(103)	(32)

Net cash used for financing activities	(1,722)	(1,467)

Net increase in cash and cash equivalents	566	1,096
Cash and cash equivalents at beginning of period	2,648	1,912

Cash and cash equivalents at end of period	$3,214	$3,008

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2008

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the six months ended June 29, 2008 are not necessarily indicative of results to be expected for the full year.

We have reclassified certain amounts for prior years to conform with the 2008 presentation, primarily to reclassify interest income from Other income (expense), net to Other non-operating income (expense), net (see Note 6).

NOTE 2 – EARNINGS PER SHARE

We compute basic and diluted per share amounts based on Net earnings for the periods presented. We use the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The weighted average number of common shares used in our calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock units based on the treasury stock method, and shares related to our convertible debentures discussed below.

We have issued $1.0 billion in original principal amount of floating rate convertible debentures that potentially can have a dilutive effect on our earnings per share calculations. The debentures are convertible by holders into shares of our common stock under certain circumstances per the terms of the indenture agreement, including our decision to call the debentures for redemption. On June 26, 2008, we announced the planned redemption of any and all of the $1.0 billion of floating rate convertible debentures that remain outstanding on August 15, 2008. Holders may elect to convert their debentures at any time prior to the close of business on August 14 (see Note 7).

Upon conversion of the debentures, we have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, and intend to satisfy the conversion obligations in excess of the accreted principal amount entirely in shares of our common stock, with any fractional shares being paid in cash. FAS 128, Earnings Per Share, requires that shares to be used to pay the conversion obligations in excess of the accreted principal amount be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation. Amounts in excess of the accreted principal at June 29, 2008 were computed based on the extent to which the closing price of our stock on that date exceeded the conversion price, which was $72.46 at June 29, 2008. The number of shares included in the computations in the quarter and six month periods ended June 29, 2008 and June 24, 2007 did not have a material impact on earnings per share.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Unless otherwise noted, we present all per share amounts cited in these financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions, except per share data)
Net earnings for basic and diluted computations	$882	$778	$1,612	$1,468

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	399.3	416.7	402.9	419.1
Dilutive stock options, restricted stock and convertible securities	10.2	9.8	10.3	10.0

Average number of common shares outstanding for diluted computations	409.5	426.5	413.2	429.1

Earnings per common share
Basic	$2.21	$1.87	$4.00	$3.50

Diluted	$2.15	$1.82	$3.90	$3.42

NOTE 3 – INVENTORIES

	June 29, 2008	December 31, 2007
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$3,860	$4,039
Less customer advances and progress payments	(2,757)	(2,839)

	1,103	1,200
Other inventories	520	518

	$1,623	$1,718

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our plans include the following components:

	Quarter Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
Defined benefit pension plans
Service cost	$205	$215	$411	$431
Interest cost	435	407	870	815
Expected return on plan assets	(546)	(515)	(1,091)	(1,032)
Amortization of prior service cost	20	23	40	45
Recognized net actuarial losses	1	42	1	84

Total net pension expense	$115	$172	$231	$343

Retiree medical and life insurance plans
Service cost	$11	$13	$22	$26
Interest cost	45	48	90	95
Expected return on plan assets	(39)	(37)	(77)	(73)
Amortization of prior service cost	(6)	(6)	(12)	(12)
Recognized net actuarial losses	1	6	1	11

Total net postretirement expense	$12	$24	$24	$47

In 2007, we made discretionary prepayments totaling $335 million to our defined benefit pension plans’ trust and $156 million to our retiree medical plans. In 2008, we do not expect that there will be any required contributions to the defined benefit plans’ pension trust or the retiree medical and life insurance plans, after giving consideration to the 2007 prepayments. These prepayments will also reduce our cash funding requirements for 2009. There were no contributions in the first six months of 2008.

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

On November 30, 2007, the Department of Justice (DoJ) filed a complaint in partial intervention in a lawsuit filed under the qui tam provisions of the Civil False Claims Act in the U.S. District Court for the Northern District of Texas, United States ex rel. Becker and Spencer v. Lockheed Martin Corporation et al., alleging that we should have known that a subcontractor

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

falsified and inflated invoices submitted to us that were passed through to the government. We dispute the allegations and are defending against them.

On February 6, 2004, we submitted a certified contract claim to the United States requesting contractual indemnity for remediation and litigation costs (past and future) related to our former facility in Redlands, California. We submitted the claim consistent with a claim sponsorship agreement with The Boeing Company, executed in 2001, in Boeing’s role as the prime contractor on the Short Range Attack Missile (SRAM) program. The contract for the SRAM program, which formed a significant portion of our work at the Redlands facility, had special contractual indemnities from the U.S. Air Force, as authorized by Public Law 85-804. On August 31, 2004, the United States denied the claim. Our appeal of that decision is pending with the Armed Services Board of Contract Appeals.

On August 28, 2003, the DoJ filed complaints in partial intervention in two lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DoJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing, and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. We dispute the allegations and are defending against them.

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

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former facilities. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range which we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined. At June 29, 2008 and December 31, 2007, the aggregate amount of liabilities recorded relative to environmental matters was $619 million and $572 million. We have recorded assets totaling $520 million and $480 million as of the same dates for the portion of environmental costs that are probable of future recovery in the pricing of our products and services on U.S. Government contracts.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We cannot reasonably determine the extent of our financial exposure in all cases at this time. We also are pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

At Redlands, California, in response to administrative orders issued by the California Regional Water Quality Control Board, we are investigating the impact and potential remediation of regional groundwater contamination by perchlorates and chlorinated solvents. With respect to perchlorates, the State of California adopted a new drinking water standard of six parts per billion in the fourth quarter of 2007. The new drinking water standard is consistent with the interim standard that has been in place for several years, and we have been implementing remediation plans to achieve the six parts per billion level. The liabilities recorded at June 29, 2008 included estimated costs associated with this regulatory limit. With respect to solvents, we have implemented a plan of well-head treatment on new and existing wells.

We also are conducting remediation activities under various consent decrees and orders relating to soil or groundwater contamination at certain other sites of former operations. Under an agreement related to our Burbank and Glendale, California sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.3 billion at June 29, 2008 and December 31, 2007. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Sale of International Launch Services

Under the agreement to sell our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006, we continue to have the responsibility to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance. The amount we could be required to pay may increase over time due to the payment of additional advances by the customers to ILS related to the specific launches we have guaranteed, and will be reduced by the occurrence of those launches. At June 29, 2008, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $121 million. That amount may be partially mitigated by approximately $28 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer as the launches occur.

Our Balance Sheet at June 29, 2008 included current assets relating to LKEI and ILS totaling $91 million and current liabilities totaling $119 million, both of which will be reduced as the launch services are provided. The assets relate primarily to advances we have made to Khrunichev State Research and Production Space Center for future launches, and the liabilities relate primarily to advances we have received from customers for future launches. Any potential earnings impact resulting from our inability to realize the assets we have recorded related to LKEI and ILS would be mitigated by the unrecognized deferred net gain we recorded on the transaction at the end of 2006, which we expect to recognize as the remaining launches occur.

The unrecognized deferred gain, net of state and federal income taxes, of $57 million at June 29, 2008 will be recognized as the remaining two launches occur. We believe those launches will take place in 2008 based on the Proton launch schedule, which is subject to change. Based on

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the launches that had occurred through March 30, 2008, we recognized, net of state income taxes, $16 million of the deferred gain in the first quarter of 2008 which increased net earnings by $10 million ($0.02 per share).

Investment in ULA

In connection with the formation of United Launch Alliance, LLC (ULA), both we and Boeing have each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years from December 1, 2006, the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA. As of December 31, 2007, we had provided a total of $3 million of funding to ULA under the additional capital contribution commitment. We did not provide further funding to ULA during the first six months of 2008. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 29, 2008, and that it will not be necessary to make payments under the cross-indemnities.

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services (IS&GS) and Space Systems. We organize our business segments based on the nature of the products and services offered.

Amounts in 2007 reflect the reclassification of interest income from segment Operating profit and Unallocated Corporate income (expense), net to Other non-operating income (expense), net to conform to the 2008 consolidated Statement of Earnings presentation. In the second quarter of 2007, we reclassified $67 million, including $63 million from Unallocated Corporate income (expense), net and $4 million from across the business segments. During the six-month period ended June 24, 2007, we reclassified $104 million, including $96 million from Unallocated Corporate income (expense), net and $8 million from across the business segments. The amounts from Unallocated Corporate income (expense), net were primarily attributable to U.S. bank accounts, and amounts from the business segments were attributable to interest from foreign bank accounts. The impact of the reclassification on the individual segments’ operating results was not material.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Selected Financial Data by Business Segment

	Quarter Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
Net sales
Aeronautics	$2,884	$3,136	$5,691	$5,957
Electronic Systems	3,095	2,927	5,884	5,442
Information Systems & Global Services	2,858	2,520	5,362	4,665
Space Systems	2,202	2,068	4,085	3,862

Total	$11,039	$10,651	$21,022	$19,926

Operating profit
Aeronautics	$366	$378	$689	$677
Electronic Systems	409	387	775	704
Information Systems & Global Services	272	231	502	429
Space Systems	268	214	499	399

Total business segments	1,315	1,210	2,465	2,209
Unallocated Corporate income (expense), net	48	(46)	76	(60)

Total	$1,363	$1,164	$2,541	$2,149

Intersegment revenue
Aeronautics	$36	$36	$71	$72
Electronic Systems	146	144	286	268
Information Systems & Global Services	243	266	458	529
Space Systems	38	39	67	73

Total business segments	$463	$485	$882	$942

	June 29, 2008	December 31, 2007
	(In millions)
Assets
Aeronautics	$3,331	$3,014
Electronic Systems	8,258	8,500
Information Systems & Global Services	7,503	7,477
Space Systems	2,844	2,977

Total business segments	21,936	21,968
Corporate activities (1)	7,525	6,958

	$29,461	$28,926

1)	Assets primarily include Cash and cash equivalents, Short-term investments, Deferred income taxes and the Prepaid pension asset.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7 – OTHER

Matters Included in Earnings

In the second quarter of 2008, we recognized, net of state income taxes, $85 million in Other income (expense), net due to the elimination of reserves related to various land sales in California. Reserves were originally recorded at the time of each land sale in 2007 and prior years based on the U.S. Government’s assertion that a significant portion of the sale proceeds should be allocated to the buildings and improvements on the properties, thereby giving the U.S. Government the right to share in the gains associated with the land sales. At the time the land sales occurred, we believed the value of the properties sold was attributable to the land versus the buildings and improvements. The dispute ultimately went to trial with the Armed Services Board of Contract Appeals (ASBCA), subsequent to which the ASBCA determined that our accounting for the land sales was in accordance with the Federal Acquisition Regulation and CAS. We reached a settlement with the U.S. Government in the second quarter of 2008, and the previously recorded reserves were no longer required. Resolution of this matter increased our Net earnings in the second quarter by $56 million ($0.14 per share).

In the first quarter of 2008, we recognized, net of state income taxes, a gain of $16 million in Other income (expense), net representing a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in LKEI and ILS in 2006 (see Note 5). The gain increased Net earnings by $10 million ($0.02 per share).

In the second quarter of 2007, we sold our remaining 20% interest in COMSAT International for $26 million in cash. The transaction resulted in a gain, net of state income taxes, of $25 million which we recorded in Other income (expense), net and an increase in Net earnings of $16 million ($0.04 per share).

In the first quarter of 2007, we reached closure with the Internal Revenue Service (IRS) on their examination of our Federal income tax returns for 2003 and 2004, as well as claims we filed for additional extraterritorial income (ETI) tax benefits for years prior to 2005. As a result, we recognized additional tax benefits and reduced our income tax expense in the first quarter of 2007 by $59 million ($0.14 per share), including related interest.

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

Long-term Debt

On June 26, 2008, we announced the planned redemption of any and all of our $1.0 billion in original principal amount of floating rate convertible debentures that remain outstanding on August 15, 2008 (see Note 2). Holders may elect to convert their debentures at any time prior to the close of business on August 14, 2008. Any debentures that have not been delivered for conversion by the close of business on that date will no longer be available for conversion and will be redeemed at $1,000 for each $1,000 in principal amount on August 15, 2008. At June 29, 2008, the debentures have been classified as current liabilities on our Balance Sheet.

Upon conversion of the debentures, we have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations, which at all times up to the redemption date will be equal to the original principal

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

amount of the debentures. At June 29, 2008, the conversion rate was 13.7998 shares of common stock for each $1,000 in original principal amount of debentures based on the conversion price of $72.46. The conversion obligations in excess of the accreted principal amount, using the closing price of our stock on June 29, 2008, totaled $375 million. If that amount had been settled in shares on that date, we would have been required to issue 3.8 million shares of our common stock. We intend to satisfy the conversion obligations in excess of the accreted principal amount of the debentures entirely in shares of common stock, with any fractional shares being paid in cash. The actual total amount of the conversion obligations will not be determined until after all of the debentures have been converted.

In the first quarter of 2008, we issued $500 million of long-term notes. The notes have a fixed coupon interest rate of 4.121% and are due in 2013.

The registered holders of $300 million of 40-year debentures issued in 1996 that bear interest of 7.20% had the opportunity to elect, between March 1 and April 1, 2008, to have their debentures repaid on May 1, 2008. No such elections were made, and the debentures continue to be classified as long-term at June 29, 2008.

Stockholders’ Equity

Share Repurchase Program

We used cash to repurchase common shares during the first six months of both 2008 and 2007 as follows:

•

In the first six months of 2008, $1,930 million was used to repurchase 18.3 million common shares that were executed and settled during the six-month period, and an additional $25 million was paid for 0.3 million common shares purchased in June 2008 that were settled in July 2008; and

•	In the first six months of 2007, $1,394 million was used to repurchase 14.4 million common shares, all of which were executed and settled during the six-month period.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1,595 million recorded as a reduction of retained earnings.

Our share repurchase program authorizes the repurchase of up to 128 million shares of our common stock from time-to-time at management’s discretion. As of June 29, 2008, we had repurchased a total of 113.9 million shares under the program, and there remained 14.1 million shares that may be repurchased in the future.

Dividends

During the first six months of 2008, we declared and paid quarterly dividends totaling $340 million ($0.42 per share per quarter). We also declared our third quarter 2008 dividend totaling $168 million ($0.42 per share per quarter), which was recorded as a current liability and a reduction of retained earnings. This dividend will be paid in September 2008. In the first six months of 2007, we declared and paid dividends totaling $295 million ($0.35 per share per quarter).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Comprehensive Income

The components of comprehensive income for the three months and six months ended June 29, 2008 and June 24, 2007 consisted of the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
Net earnings	$882	$778	$1,612	$1,468
Other comprehensive income	22	4	35	4

Comprehensive income	$904	$782	$1,647	$1,472

Income Tax and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $444 million and $376 million during the six-month periods ended June 29, 2008 and June 24, 2007. Our total interest payments were $162 million and $164 million during the same respective periods.

New Accounting Rules

In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (FAS) 157, Fair Value Measurements, which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The FAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2. The adoption of FAS 157 did not have a material impact on our results of operations, financial position or cash flows.

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

The net amount of assets and liabilities we recorded at fair value at June 29, 2008 totaled $466 million, including $96 million of Short-term investments, $597 million of other investments we hold in a trust related to certain of our non-qualified benefit plans, $173 million of liabilities associated with non-qualified deferred compensation plans, and $54 million of net liabilities related to derivative financial instruments. We determined the fair values of approximately 97% of the assets included in Short-term investments using the Level 2 methodology, with the remainder valued based on the Level 1 methodology. The fair values of approximately 60% of the investments held in the trust for non-qualified benefit plans were determined using the Level 1 methodology, with the remainder of those assets valued based on the Level 2 methodology. We record assets and liabilities related to our derivative financial instruments and liabilities associated with non-qualified deferred compensation plans at fair value using the Level 2 methodology.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We elected not to adopt the fair value option included in FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which became effective January 1, 2008 for companies electing adoption.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective beginning with our first quarter 2009 financial reporting. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The FSP changes the accounting for our $1.0 billion in original principal amount of floating rate convertible debentures in that it requires that we bifurcate the proceeds from the debt issuance between a debt and equity component as of the August 2003 issuance date. The equity component would reflect the value of the conversion feature of the debentures. We are currently assessing the impact of the new rule, but currently expect its adoption would result in immaterial changes to our previously reported Balance Sheets and Statements of Earnings to reflect the amortization of additional Interest expense over the period from August 2003 to August 2008, based on the requirement for retrospective application.

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will become effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. FAS 141(R) will be effective for businesses acquired after the effective date.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of June 29, 2008, and the related condensed consolidated statements of earnings for the three- and six-month periods ended June 29, 2008 and June 24, 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 29, 2008 and June 24, 2007. These financial statements are the responsibility of the Corporation’s management.

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

July 22, 2008

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2008

We principally research, design, develop, manufacture, integrate, operate and sustain advanced technology systems and products, and provide a broad range of management, engineering, technical, scientific, logistics and information services. We serve both domestic and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. Our sales to agencies of the U.S. Government, including those to the Department of Defense (DoD), represented 84% of our sales in 2007. Of the remaining 16% of sales, approximately 13% related to sales to international customers (including foreign military sales funded, in whole or in part, by the U.S. Government), with the remainder attributable to commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

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

The following discussion of Net sales and operating results provides an overview of our operations by focusing on key elements set forth in our Statement of Earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated Net sales and Operating profit for the quarter and six-month periods ended June 29, 2008 and June 24, 2007. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

Net sales for the second quarter of 2008 were $11.0 billion, a 4% increase over the second quarter 2007 sales of $10.7 billion. Net sales for the six months of 2008 were $21.0 billion, a 6% increase over the $19.9 billion recorded in the comparable 2007 period. Sales increased in every business unit except Aeronautics, which declined mainly due to lower volume on F-16 programs.

Other income (expense), net was $172 million for the second quarter of 2008 compared to $110 million recorded in the comparable 2007 period. Other income (expense), net for the six months ended June 29, 2008 and June 24, 2007 were $281 million and $185 million, respectively. The increase was primarily due to higher equity earnings in affiliates and the benefits from the impact of certain items included in Other income (expense), net (see Note 7 under the caption “Matters Included in Earnings”).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit for the second quarter of 2008 was $1,363 million, an increase of 17% from the $1,164 million recorded in the comparable 2007 period. During the quarter, operating profit increased in every business unit except Aeronautics, which declined slightly due to the lower volume on F-16 programs. Operating profit for the six months ended June 29, 2008 was $2,541 million, an 18% increase over the $2,149 million recorded in the comparable 2007 period. Operating profit for the first half of 2008 increased in every business segment. The second quarter and first six months of 2008 were also favorably impacted by the decline in the FAS/CAS pension adjustment and by the benefits of certain items included in Other income (expense), net.

Other non-operating income (expense), net was income of $34 million in the second quarter of 2008 as compared to income of $67 million in the second quarter of 2007. For the six months ended June 29, 2008, other non-operating income (expense), net was income of $27 million compared to income of $104 million for the six months ended June 24, 2007. The decrease was primarily due to lower interest income on invested cash balances and reduced investment income on marketable securities we hold in a trust related to certain of our non-qualified benefit plans.

Interest expense for the second quarter and six months ended June 29, 2008 was $92 million and $179 million, respectively, as compared to $93 million and $186 million in the comparable 2007 periods. This decrease was mainly driven by interest expense we accrued in the first quarter of 2007 related to acquisition activities.

Our effective income tax rates were 32.4% and 32.5% for the quarter and six months ended June 29, 2008 and 31.6% and 29.0% for the quarter and six months ended June 24, 2007. The effective rates for all periods were lower than the statutory rate of 35% due to tax benefits for U.S. manufacturing activities and dividends related to our employee stock ownership plans. The effective tax rates for the quarter and six-month periods in 2008 are higher than the comparable periods in 2007 primarily due to the expiration of the research tax credit at the end of 2007 and a reduction of income tax expense of $59 million recorded in the first quarter of 2007 arising from the closure of the IRS examination of the 2003 and 2004 tax years.

Net earnings for the second quarter of 2008 were $882 million ($2.15 per share) compared to $778 million ($1.82 per share) reported in the second quarter of 2007. Net earnings for the six months ended June 29, 2008 were $1,612 million ($3.90 per share) compared to $1,468 million ($3.42 per share) reported in the comparable 2007 period.

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

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
Net sales	$2,884	$3,136	$5,691	$5,957
Operating profit	$366	$378	$689	$677

Net sales for Aeronautics decreased by 8% for the quarter and 4% for the six months of 2008 from the comparable 2007 periods. In both periods, decreases in Combat Aircraft sales more than offset increases in Air Mobility and Other Aeronautics Programs. The decrease in Combat Aircraft for both the quarter and the six months was due primarily to lower volume on F-16 programs. The increase in Air Mobility for the quarter and first half of the year was due primarily to higher volume on C-130J programs, including deliveries and support activities. There were three C-130J deliveries in the second quarter of 2008 and six during the first six months of the year compared to three and five deliveries in the comparable periods of 2007. The increase in Other Aeronautics Programs for both periods was due mainly to higher volume in sustainment services activities.

Operating profit decreased by 3% for the quarter and increased by 2% for the six months of 2008 from the comparable 2007 periods. During the quarter, operating profit decreases in Combat Aircraft and Air Mobility offset an increase in Other Aeronautics Programs. In Combat Aircraft, the decline was due mainly to lower volume on F-16 programs. The decrease in operating profit at Air Mobility was attributable primarily to performance on C-5 programs offset partially by improved performance on C-130 programs. The increase in Other Aeronautics Programs was due mainly to higher volume and improved performance in sustainment services activities. During the first six months of the year, an increase in Other Aeronautics Programs was offset partially by declines in Air Mobility and Combat Aircraft. The increase in Other Aeronautics Programs was due mainly to higher volume in sustainment services activities. In Air Mobility, operating profit decreased due to performance on C-5 programs which was partially offset by improved performance and the delivery of one additional C-130J in 2008.

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
Net sales	$3,095	$2,927	$5,884	$5,442
Operating profit	$409	$387	$775	$704

Net sales for Electronic Systems increased by 6% for the quarter and 8% for the six months of 2008 from the comparable 2007 periods. During the quarter and the first half of the year, sales increased due mainly to higher volume in fire control and tactical missile programs at Missiles & Fire Control (M&FC) and undersea systems, surface systems, and radar systems activities at Maritime Systems & Sensors (MS2). These increases were offset partially in both periods by declines in platform integration activities at Platform, Training & Energy (PT&E).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit for Electronic Systems increased by 6% for the quarter and 10% for the six months of 2008 from the comparable 2007 periods. In both the quarter and six month periods, the increases in operating profit were attributable primarily to higher volume and improved performance in tactical missile and fire control programs at M&FC and radar systems at MS2. In both periods, these increases were offset partially by declines in operating profit at PT&E due mainly to performance in the second quarter on platform integration programs.

Information Systems & Global Services

Information Systems & Global Services’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
Net sales	$2,858	$2,520	$5,362	$4,665
Operating profit	$272	$231	$502	$429

Net sales for IS&GS increased by 13% for the quarter and 15% for the six months of 2008 from the comparable 2007 periods. Sales increased in all three lines of business for both the quarter and six months. The increase in Global Services was due principally to global and mission services activities. The increase in Mission Solutions was driven primarily by mission and combat support solutions activities and global security solutions programs. The increase in Information Systems was due to higher volume on information technology programs.

Operating profit for IS&GS increased by 18% for the quarter and 17% for the six months of 2008 from the comparable 2007 periods. In both the quarter and the six-month periods, the increase in operating profit was driven by Information Systems and Mission Solutions. The increase in Information Systems was due to higher volume on IT programs and a benefit from a contract restructuring during the first quarter of 2008. Mission Solutions operating profit grew due to higher volume and improved performance on secure enterprise solutions and mission and combat support solutions activities.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
Net sales	$2,202	$2,068	$4,085	$3,862
Operating profit	$268	$214	$499	$399

Net sales for Space Systems increased by 6% for both the quarter and six-month periods of 2008 from the comparable 2007 periods. In both periods, sales growth in Space Transportation was offset partially by a decline in Satellites. The sales growth in Space Transportation was due primarily to higher volume on the Orion program. In Satellites, reduced volume in government satellite activities was offset partially by an increase in commercial satellite activities in both periods. There was one commercial satellite delivery during the second quarter and two during the first six months of 2008. In the first six months of 2007, there was one commercial satellite delivery in the second quarter.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit increased by 25% for both the quarter and six months of 2008 from the comparable 2007 periods. In both periods, the increase in operating profit was due to growth in Space Transportation and Satellites. In Space Transportation, the increase was attributable mainly to higher equity earnings on the United Launch Alliance joint venture, volume on the Orion program and the results from successful negotiations of a terminated commercial launch service contract in the first quarter of 2008. In Satellites, the increase was attributable mainly to higher volume and improved performance on commercial satellite activities.

Unallocated Corporate Income (Expense), Net

The following table shows the components of Unallocated Corporate income (expense), net. For a discussion of the FAS/CAS pension adjustment and other types of items included in Unallocated Corporate income (expense), net, see Note 6 to the financial statements in this Form 10-Q.

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
FAS/CAS pension adjustment	$32	$(14)	$64	$(28)
Items not considered in segment operating performance	85	25	101	71
Stock compensation expense	(40)	(33)	(75)	(82)
Other, net	(29)	(24)	(14)	(21)

	$48	$(46)	$76	$(60)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
	(In millions)
FAS 87 expense	$(115)	$(172)	$(231)	$(343)
Less: CAS cost	(147)	(158)	(295)	(315)

FAS/CAS pension adjustment – expense	$32	$(14)	$64	$(28)

The FAS/CAS pension adjustment resulted in income in the second quarter and first six months of 2008 versus expense in the prior-year periods due to an increase in the discount rate and other factors such as our actual return on plan assets. This trend is consistent with our expectations based on the assumptions we used in computing the FAS 87 expense and CAS cost amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2007 Form 10-K under the caption “Critical Accounting Policies.”

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach promulgated by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as other Corporate activities, are not considered by management in evaluating the operating performance of business segments. Therefore, for purposes of segment reporting, the following items were included in Unallocated Corporate income (expense), net for the respective quarters:

Second Quarter 2008 –

•	Earnings, net of state income taxes, of $85 million from the elimination of reserves associated with various land sales that occurred in prior years (see Note 7).

First Quarter 2008 –

•

A gain, net of state income taxes, of $16 million representing recognition of a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in LKEI and ILS in 2006 (see Note 5).

On an aggregate basis, these items increased our net earnings by $56 million ($0.14 per share) and $66 million ($0.16 per share) during the quarter and six month periods ended June 29, 2008.

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

On an aggregate basis, these items increased our net earnings by $16 million ($0.04 per share) and $46 million ($0.11 per share) during the quarter and six months ended June 30, 2007. The first quarter of 2007 also was favorably affected by the closure of certain IRS examinations disclosed previously (see Note 7) which resulted in a reduction in our first quarter 2007 income tax expense of $59 million ($0.14 per share). On a combined basis, these items increased earnings for the first six months of 2007 by $105 million ($0.25 per share).

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

Operating Activities

Net cash provided by operating activities decreased by $513 million in the first six months of 2008 from the first six months of 2007. The decrease primarily was attributable to a $640 million decline in cash provided by operating working capital as compared to 2007. This decline in operating working capital was primarily due to a decrease in Customer advances and amounts in excess of costs incurred on Combat Aircraft programs at Aeronautics and various programs in the Missiles & Fire Control line of business at Electronic Systems. This decrease was partially offset by an increase in cash between the six

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

month periods primarily attributable to higher net earnings. Operating working capital accounts consist of Receivables, Inventories, Accounts payable, and Customer advances and amounts in excess of costs incurred.

Investing Activities

Capital expenditures – Capital expenditures for Property, plant and equipment amounted to $274 million during the first six months of 2008 and $254 million in the comparable 2007 period. We expect our annual capital expenditures over the next three years to exceed 2007 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process in place to selectively identify businesses for acquisition that meet our financial targets and help build a balanced portfolio. We paid $88 million in the first six months of 2008 and $136 million in the comparable 2007 period related to acquisition activities.

There were no divestiture activities in the first six months of 2008. We received proceeds of $26 million in the first six months of 2007 related to the sale of our 20% interest in COMSAT International.

During the first six months of 2008, we decreased our short-term investments by $237 million compared to a decrease of $52 million in the same period of 2007.

Financing Activities

Share activity and dividends – We used $1,930 million and $1,394 million of cash to repurchase common shares during the first six months of 2008 and 2007 (see Note 7 under the caption “Stockholders’ Equity”). These purchases were made under our share repurchase program. As of June 29, 2008, we had repurchased a total of 113.9 million shares under the program, and there remained 14.1 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended June 29, 2008.

Cash received from the issuance of our common stock during the first six months of 2008 related to the exercise of stock options and associated tax benefits totaled $160 million, compared to $254 million during the same period in 2007. Those activities resulted in the issuance of 2.2 million shares and 3.9 million shares during the respective periods.

During the first six months of 2008, we declared and paid quarterly dividends totaling $340 million compared to $295 million in the first half of 2007. We also declared our third quarter dividend of $168 million in June 2008, which was recorded as a current liability and a reduction of retained earnings. This dividend will be paid in September 2008. We paid quarterly dividends of $0.42 per share in 2008 compared to $0.35 per share in 2007.

Issuance and repayment of long-term debt – In the first quarter of 2008, we issued $500 million of long-term notes due in 2013. The notes have a fixed coupon interest rate of 4.121%. We used $103 million in the first six months of 2008 for repayments of long-term debt, compared to $32 million in the comparable 2007 period. Cash from operations has been our principal source of funds to reduce our long-term debt.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CAPITAL RESOURCES

At June 29, 2008, we held Cash and cash equivalents of approximately $3.2 billion and Short-term investments of $96 million. Our total Long-term debt, net of unamortized discounts, amounted to $4.8 billion at June 29, 2008, an increase of $397 million from the December 31, 2007 balance resulting from the first quarter debt issuance of $500 million partially offset by a second quarter repayment of $103 million.

Our Long-term debt is mainly in the form of publicly issued notes and debentures. We have $1.0 billion of convertible debentures that have a floating interest rate based on LIBOR. At June 29, 2008, we had agreements in place to swap variable interest rates on the debentures for fixed interest rates. With this swap agreement, our entire Long-term debt portfolio effectively bears interest at fixed rates. Our debt-to-total capital ratio, net of unamortized discounts, increased from 31% at December 31, 2007 to 34% at June 29, 2008, primarily due to the first quarter debt issuance and share repurchase activity.

On June 26, 2008, we announced the planned redemption of our $1.0 billion of floating rate convertible debentures that remain outstanding on August 15, 2008 (see Note 7 under the caption “Long-term Debt”). At June 29, 2008, the debentures were classified as Current maturities of long-term debt on our Balance Sheet. Upon conversion of the debentures, we have irrevocably agreed to pay only cash in lieu of common stock for the accreted principal amount of the debentures relative to our conversion obligations. We intend to satisfy the conversion obligations in excess of the accreted principal amount of the debentures entirely in shares of common stock, with any fractional shares being paid in cash.

At June 29, 2008, the conversion rate was 13.7998 shares of common stock for each $1,000 in original principal amount of debentures based on the conversion price of $72.46. The conversion obligations in excess of the accreted principal amount, using the closing price of our stock on June 29, 2008, totaled $375 million. If that amount had been settled in shares on that date, we would have been required to issue 3.8 million shares of our common stock. The actual total amount of the conversion obligations will not be determined until after all of the debentures have been converted. We do not expect that the redemption of the debentures, or the anticipated conversions by holders in advance of redemption, will have a material effect on our financial condition or results of operations.

Our stockholders’ equity amounted to $9,334 million at June 29, 2008, a decrease of $471 million from December 31, 2007. The following items were the drivers of the decrease:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	(In millions)
Balance at December 31, 2007	$409	$—	$11,247	$(1,851)	$9,805

Net earnings	—	—	1,612	—	1,612
Common stock dividends declared	—	—	(508)	—	(508)
Stock-based awards and ESOP activity (1)	4	341	—	—	345
Common stock repurchases	(19)	(341)	(1,595)	—	(1,955)
Other comprehensive income	—	—	—	35	35

Net activity	(15)	—	(491)	35	(471)

Balance at June 29, 2008	$394	$—	$10,756	$(1,816)	$9,334

(1)	Common Stock and Additional Paid-in Capital include amounts related to the exercise of 2.2 million stock options, resulting in the issuance of a like number of common shares.

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

During the six months ended June 29, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

OTHER MATTERS

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS in 2006, we continue to be responsible to refund customer advances to certain customers if launch services are not provided and ILS does not refund the advance (see Note 5). At June 29, 2008, the total amount that could be payable under the guarantees, approximating the total contract value of the guaranteed launches, was $121 million. That amount may be partially mitigated by approximately $28 million of cash we retained that, absent any requirements to make payments under the guarantees, will be paid to the buyer as the launches occur.

Our Balance Sheet at June 29, 2008 included current and noncurrent assets relating to LKEI and ILS totaling $91 million, and current and noncurrent liabilities totaling $119 million, both of which will be reduced as the launch services are provided. Any potential earnings impact resulting from our inability to realize the assets we have recorded related to LKEI and ILS would be mitigated by the deferred net gain we recorded on the transaction at the end of 2006, which we expect to recognize as the remaining launches occur. The unrecognized deferred gain, net of state and federal income taxes, of $57 million at June 29, 2008, will be recognized as the remaining two launches occur. We believe those launches will take place in 2008 based on the Proton launch schedule, which is subject to change.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 29, 2008, we had an agreement in place to swap variable interest rates on our $1.0 billion of convertible debentures based on LIBOR for a fixed interest rate through August 15, 2008. With this swap agreement, our long-term debt portfolio effectively bears interest at fixed rates.

We have designated the swap agreement as a cash flow hedge of the forecasted LIBOR-based variable interest payments. Based on our evaluation at the inception of the hedging agreement and in subsequent periods, we expect the hedging relationship to be highly effective in achieving the offsetting cash flows attributable to the hedged variable interest payments, resulting in a fixed net Interest expense reported on the Statement of Earnings. We determined that the hedging relationship remained highly effective at June 29, 2008. The fair value of the interest rate swap agreement is adjusted at each Balance Sheet date, with a corresponding adjustment to Other comprehensive income (loss). At June 29, 2008, the fair value of the interest rate swap agreement was not material.

We use forward foreign exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At June 29, 2008, the fair value of forward exchange contracts outstanding and the amounts of gains and losses recorded during the quarter and six-month periods then ended were not material.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of June 29, 2008. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of June 29, 2008.

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

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to election cycles, Congressional actions, Department of Defense reviews, budgetary constraints and cost-cutting initiatives); the impact of continued military operations in Iraq and Afghanistan on funding for existing defense programs; the award or termination of contracts; returns on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; materials availability and performance by key suppliers, subcontractors and customers; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets; the future impact of legislation, changes in accounting interpretations or pronouncements, tax rules, or export policies; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government/regulatory investigations or audits, and environmental remediation efforts); the competitive environment for our products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on page 16, and pages 18 through 24, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2007; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 27 of this Form 10-Q; and “Note 4 – Postretirement Benefit Plans” and “Note 5 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements of the Unaudited Consolidated Financial Statements on page 9 and pages 9 through 12, respectively, included in this Form 10-Q.

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 5 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2007 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K), or arising in the ordinary course of business. In the opinion of management and in-house counsel, the probability is remote that the outcome of any such litigation or other proceedings will have a material adverse effect on our consolidated results of operations, financial position or cash flows. The results of legal proceedings, however, cannot be predicted with certainty.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various other lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 5 – Legal Proceedings and Contingencies” on pages 9 through 12 of this Form 10-Q.

We and BAE Systems Information and Electronic Systems Integration, Inc. (BAE) are both named in a civil administrative proceeding by the U.S. Environmental Protection Agency alleging violations of the Resource Conservation and Recovery Act in connection with a solvent collection system operated by BAE at a facility that we own and lease to them. The parties are in settlement discussions with the EPA related to payment of a possible fine in excess of the required $100,000 reporting threshold with respect to the alleged violations. We believe the matter will be resolved without material liability to us.

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

The following table provides information about our purchases during the three-month period ended June 29, 2008 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
April 2008	1,065,600	$101.27	1,065,600	20,369,931
May 2008	3,005,000	$107.53	3,005,000	17,364,931
June 2008	3,233,464	$104.69	3,233,464	14,131,467

(1)	We repurchased a total of 7,304,064 shares of our common stock during the quarter ended June 29, 2008 under a share repurchase program that we announced in October 2002.

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

On April 24, 2008, we held our Annual Meeting of Stockholders. A description of matters voted upon by stockholders at that meeting, and the results of such votes, were disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 25, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 3.1	Charter of Lockheed Martin Corporation, as restated as of June 26, 2008 (incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2008)

Exhibit 3.2	Bylaws of Lockheed Martin Corporation, as amended effective April 25, 2008 (incorporated by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on April 25, 2008)

Exhibit 10.1	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan

Exhibit 10.2	Lockheed Martin Corporation Supplemental Savings Plan

Exhibit 10.3	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan

Exhibit 10.4	Lockheed Martin Corporation Supplemental Retirement Plan

Lockheed Martin Corporation

Exhibit 10.5	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation

Exhibit 10.6	Lockheed Martin Supplementary Pension Plan for Transferred Employees of GE Operations

Exhibit 10.7	Lockheed Martin Corporation Severance Benefit Plan For Certain Management Employees

Exhibit 10.8	Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan

Exhibit 10.9	Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to the Corporation’s 2008 Annual Proxy Statement filed with the SEC on Schedule 14A on March 14, 2008)

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the six months ended June 29, 2008

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Lockheed Martin Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 23, 2008	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller
(Chief Accounting Officer)

