Form 10-Q
period 2008-09-28
LOCKHEED MARTIN CORP
filed 2008-10-24
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2008
Common stock, $1 par value	400,607,757

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2008

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2008

INDEX

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 28, 2008

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions, except per share data)
Net sales
Products	$8,475	$9,237	$26,047	$26,078
Services	2,102	1,858	5,552	4,943

	10,577	11,095	31,599	31,021

Cost of sales
Products	7,528	8,157	23,058	23,284
Services	1,872	1,708	5,055	4,394
Unallocated Corporate costs	55	84	104	233

	9,455	9,949	28,217	27,911

	1,122	1,146	3,382	3,110
Other income (expense), net	120	17	401	202

Operating profit	1,242	1,163	3,783	3,312
Interest expense	85	79	264	265
Other non-operating income (expense), net	(13)	35	14	139

Earnings before income taxes	1,144	1,119	3,533	3,186
Income tax expense	362	353	1,139	952

Net earnings	$782	$766	$2,394	$2,234

Earnings per common share
Basic	$1.97	$1.85	$5.97	$5.35

Diluted	$1.92	$1.80	$5.82	$5.21

Cash dividends per common share (see Note 7)	$0.42	$0.35	$1.26	$1.05

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
	September 28, 2008	December 31, 2007
	(In millions, except per share data)
Assets
Current assets
Cash and cash equivalents	$2,463	$2,648
Short-term investments	71	333
Receivables	5,391	4,925
Inventories	1,736	1,718
Deferred income taxes	653	756
Other current assets	396	560

Total current assets	10,710	10,940

Property, plant and equipment, net	4,294	4,320
Goodwill	9,560	9,387
Purchased intangibles, net	390	463
Prepaid pension asset	326	313
Deferred income taxes	937	760
Other assets	3,140	2,743

	$29,357	$28,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,030	$2,163
Customer advances and amounts in excess of costs incurred	4,313	4,254
Salaries, benefits and payroll taxes	1,669	1,544
Current maturities of long-term debt	1	104
Other current liabilities	2,520	1,806

Total current liabilities	10,533	9,871

Long-term debt, net	3,804	4,303
Accrued pension liabilities	1,551	1,192
Other postretirement benefit liabilities	960	928
Other liabilities	2,701	2,827

Total liabilities	19,549	19,121

Stockholders’ equity
Common stock, $1 par value per share	398	409
Additional paid-in capital	—	—
Retained earnings	11,243	11,247
Accumulated other comprehensive loss	(1,833)	(1,851)

Total stockholders’ equity	9,808	9,805

	$29,357	$28,926

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(In millions)
Operating Activities
Net earnings	$2,394	$2,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	522	454
Amortization of purchased intangibles	90	117
Stock-based compensation	115	116
Excess tax benefits on stock compensation	(90)	(102)
Changes in operating assets and liabilities:
Receivables	(426)	(332)
Inventories	(18)	274
Accounts payable	(141)	(264)
Customer advances and amounts in excess of costs incurred	91	412
Other	869	912

Net cash provided by operating activities	3,406	3,821

Investing Activities
Expenditures for property, plant and equipment	(503)	(480)
Sale of short-term investments, net	262	46
Acquisitions of businesses / investments in affiliates	(195)	(325)
Divestiture of investment in affiliate	—	26
Other	(27)	(43)

Net cash used for investing activities	(463)	(776)

Financing Activities
Issuances of common stock and related amounts	242	312
Repurchases of common stock	(2,338)	(1,805)
Excess tax benefits on stock compensation	90	102
Common stock dividends	(510)	(440)
Issuance of long-term debt and related costs	491	—
Repayments of long-term debt	(1,103)	(32)

Net cash used for financing activities	(3,128)	(1,863)

Net (decrease) increase in cash and cash equivalents	(185)	1,182
Cash and cash equivalents at beginning of period	2,648	1,912

Cash and cash equivalents at end of period	$2,463	$3,094

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2008

NOTE 1 – BASIS OF PRESENTATION

We have prepared the unaudited condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2007 Form 10-K filed with the United States Securities and Exchange Commission (SEC).

It is our practice to close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the nine months ended September 28, 2008 are not necessarily indicative of results to be expected for the full year.

We have reclassified certain amounts for prior periods to conform with the 2008 presentation, primarily to reclassify interest income from segment Operating profit and Unallocated Corporate income (expense), net to Other non-operating income (expense), net (see Note 6).

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

On June 26, 2008, we announced the planned redemption of any and all of the $1.0 billion of floating rate convertible debentures that remained outstanding on August 15, 2008 (see Note 7). At August 15, 2008, all of the $1.0 billion of debentures had been delivered for conversion or were redeemed. Upon conversion of the debentures, we paid cash for the principal amount of the debentures relative to our conversion obligations, and satisfied the conversion obligations in excess of the principal amount by issuing 5.0 million shares of our common stock.

Statement of Financial Accounting Standards (FAS) 128, Earnings Per Share, required that shares to be used to pay the conversion obligations in excess of the accreted principal amount be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation up to the date the convertible securities were converted. The number of shares included in the computations in the three- and nine-month periods ended September 28, 2008 and September 30, 2007 did not have a material impact on earnings per share.

Unless otherwise noted, we present all per share amounts on a “per diluted share” basis.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions, except per share data)
Net earnings for basic and diluted computations	$782	$766	$2,394	$2,234

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	397.4	413.5	401.1	417.2
Dilutive stock options, restricted stock and convertible securities	9.7	11.0	10.0	11.3

Average number of common shares outstanding for diluted computations	407.1	424.5	411.1	428.5

Earnings per common share
Basic	$1.97	$1.85	$5.97	$5.35

Diluted	$1.92	$1.80	$5.82	$5.21

NOTE 3 – INVENTORIES

	September 28, 2008	December 31, 2007
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$4,163	$4,039
Less customer advances and progress payments	(2,966)	(2,839)

	1,197	1,200
Other inventories	539	518

	$1,736	$1,718

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87, Employers’ Accounting for Pensions, and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our postretirement benefit plans include the following components:

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Defined benefit pension plans
Service cost	$206	$215	$617	$646
Interest cost	436	408	1,306	1,223
Expected return on plan assets	(546)	(512)	(1,637)	(1,544)
Amortization of prior service cost	20	22	60	67
Recognized net actuarial losses	—	42	1	126

Total net pension expense	$116	$175	$347	$518

Retiree medical and life insurance plans
Service cost	$11	$12	$33	$38
Interest cost	45	47	135	142
Expected return on plan assets	(38)	(36)	(115)	(109)
Amortization of prior service cost	(7)	(6)	(19)	(18)
Recognized net actuarial losses	—	5	1	16

Total net postretirement expense	$11	$22	$35	$69

In 2007, we made discretionary prepayments totaling $335 million to our defined benefit pension plans’ trust and $156 million to our retiree medical plans. In 2008, there will be no required contributions to the defined benefit plans’ pension trust or the retiree medical and life insurance plans, after giving consideration to the 2007 prepayments. These prepayments will also reduce our cash funding requirements for 2009. There were no contributions in the first nine months of 2008.

NOTE 5 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items which have been previously reported.

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

We have been in litigation with certain residents of Redlands, California since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. On July 11, 2006, the California Court of Appeal dismissed the plaintiffs’ punitive damages claim. On September 23, 2008, the trial court dismissed the remaining first tier plaintiffs, ending the first round of individual trials. The first tier plaintiffs are pursuing their appellate remedies, and opposing counsel has asked the trial court to consider procedures for the litigation of the next round of individual plaintiffs.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste and other environmental matters at several of our current or former operating facilities. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range which we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the timing of cash payments is not fixed or cannot be reliably determined.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At September 28, 2008 and December 31, 2007, the aggregate amount of liabilities recorded relative to environmental matters was $810 million and $572 million. A portion of environmental costs is eligible for future recovery in the pricing of our products and services on U.S. Government contracts. We have recorded assets totaling $680 million and $480 million as of September 28, 2008 and December 31, 2007 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs.

We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and assets. Based on the review completed this quarter, we increased the liability by $191 million and the asset deemed probable of recovery by $160 million from the amounts recorded at June 29, 2008. We also recorded a charge in the quarter of $31 million, net of state income tax benefits, for the portion of the increased liability that was not considered probable of future recovery. The majority of the increase reflects the estimated long-term costs of new treatment systems and remediation activities at two former operating facilities, in addition to increased estimated costs at other existing remediation sites.

We cannot reasonably determine the extent of our financial exposure at all environmental sites with which we are involved. There are a number of former operating facilities which we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. We also are pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

We are conducting remediation activities under various consent decrees and orders relating to soil or groundwater contamination at certain other sites of former operations. Under an agreement related to our Burbank and Glendale, California sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.2 billion and $3.3 billion at September 28, 2008 and December 31, 2007. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Sale of International Launch Services

Under the agreement to sell our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006, we continue to have responsibility under a guaranty to one remaining ILS customer if launch services are not provided by ILS. At September 28, 2008, the approximate total contract value of the guaranteed launch was $63 million. We continue to retain $14 million of cash from the sale transaction, which partially would mitigate any exposure under the guarantee. We are obligated to pay the buyer the remaining cash we retained upon the successful completion of the final launch.

Our Balance Sheet at September 28, 2008 included current assets relating to LKEI and ILS totaling $76 million and current liabilities totaling $90 million which will be reduced when the final launch services are provided. The assets relate primarily to advances we have made to

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Khrunichev State Research and Production Space Center for the future launch referred to above, and the liabilities relate primarily to advances we have received from the customer for the launch.

Any potential earnings impact resulting from the guaranty and ILS’s failure to perform, partially would be mitigated by the unrecognized deferred net gain we recorded on the transaction at the end of 2006. Based on the launches that had occurred through September 28, 2008, we recognized, net of state income taxes, $44 million of the deferred gain in the third quarter of 2008 which increased net earnings by $28 million ($0.07 per share), and $16 million of the deferred gain in the first quarter of 2008 which increased net earnings by $10 million ($0.02 per share). The remaining unrecognized deferred gain, net of state and federal income taxes, of $31 million at September 28, 2008, will be recognized when the final launch occurs. This launch is scheduled to take place in the fourth quarter of 2008 per the Proton launch schedule, which is subject to change.

Investment in ULA

In connection with the formation of United Launch Alliance, LLC (ULA), both we and Boeing have each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years from December 1, 2006, the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA. As of December 31, 2007, we had provided a total of $3 million of funding to ULA under the additional capital contribution commitment. We did not provide further funding to ULA during the first nine months of 2008. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. Through September 28, 2008, ULA has fully performed its obligations, and it has not been necessary to make payments under the cross-indemnities.

NOTE 6 – INFORMATION ON BUSINESS SEGMENTS

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services (IS&GS) and Space Systems. We organize our business segments based on the nature of the products and services offered.

Amounts in 2007 reflect the reclassification of interest income from segment Operating profit and Unallocated Corporate income (expense), net to Other non-operating income (expense), net to conform to the 2008 consolidated Statement of Earnings presentation. In the third quarter of 2007, we reclassified $35 million, including $29 million from Unallocated Corporate income (expense), net and $6 million from across the business segments. During the nine-month period ended September 30, 2007, we reclassified $139 million, including $125 million from Unallocated Corporate income (expense), net and $14 million from across the business segments. The amounts from Unallocated Corporate income (expense), net were primarily attributable to U.S. bank accounts, and amounts from the business segments were attributable to interest from foreign bank accounts. The impact of the reclassification on the individual segments’ operating results was not material.

In the following table relative to the caption “Operating profit,” total Operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment (see discussion below), costs for certain stock-based compensation programs, the effects of items not

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities.

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in the business segment results. CAS is a major factor in determining pension funding requirements, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, recognized in segment Net sales. The results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules.

Transactions between segments are generally negotiated and accounted for under terms and conditions that are similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of “Net sales” in the related table that follows.

Selected Financial Data by Business Segment

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Net sales
Aeronautics	$2,917	$3,342	$8,608	$9,299
Electronic Systems	2,802	2,827	8,686	8,269
Information Systems & Global Services	2,950	2,713	8,312	7,378
Space Systems	1,908	2,213	5,993	6,075

Total	$10,577	$11,095	$31,599	$31,021

Operating profit
Aeronautics	$375	$414	$1,064	$1,091
Electronic Systems	364	346	1,139	1,050
Information Systems & Global Services	267	245	769	674
Space Systems	244	221	743	620

Total business segments	1,250	1,226	3,715	3,435
Unallocated Corporate income (expense), net	(8)	(63)	68	(123)

Total	$1,242	$1,163	$3,783	$3,312

Intersegment revenue
Aeronautics	$40	$45	$111	$117
Electronic Systems	157	159	443	427
Information Systems & Global Services	229	280	687	809
Space Systems	37	38	104	111

Total business segments	$463	$522	$1,345	$1,464

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment (continued)

	September 28, 2008	December 31, 2007
	(In millions)
Assets
Aeronautics	$3,490	$3,014
Electronic Systems	8,479	8,500
Information Systems & Global Services	7,405	7,477
Space Systems	3,024	2,977

Total business segments	22,398	21,968
Corporate activities (1)	6,959	6,958

Total	$29,357	$28,926

1)	Assets primarily include Cash and cash equivalents, Short-term investments, Deferred income taxes and the Prepaid pension asset.

NOTE 7 – OTHER

Matters Included in Earnings

In the third quarter of 2008, we recognized, net of state income taxes, a gain of $44 million in Other income (expense), net representing a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in LKEI and ILS in 2006 (see Note 5). The gain increased Net earnings by $28 million ($0.07 per share). In the first quarter of 2008, we recognized, net of state income taxes, $16 million of the deferred net gain from the LKEI and ILS transaction, which increased Net earnings by $10 million ($0.02 per share).

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

Long-term Debt

On June 26, 2008, we announced the planned redemption of any and all of our $1.0 billion in original principal amount of floating rate convertible debentures that remained outstanding on August 15, 2008. Holders could elect to convert their debentures at any time prior to the close of business on August 14, 2008. Any debentures not delivered for conversion by the close of business on that date were no longer available for conversion and were redeemed at $1,000 for each $1,000 in principal amount on August 15, 2008.

At August 15, 2008, all of the $1.0 billion of debentures had been delivered for conversion or were redeemed. The aggregate amount paid in cash subsequent to conversion of the debentures was $1.0 billion, representing the principal amount of the debentures relative to our conversion obligations, which was equal to the original principal amount of the debentures. In addition, the conversion rate for the debentures from the time of our announcement in June through August 15 was 13.7998 shares of common stock for each $1,000 in original principal amount of debentures, equating to a conversion price of $72.46. The conversion obligations in excess of the principal amount, computed based on the closing price of our common stock over the cash settlement averaging period as defined in the indenture, totaled $571 million, and resulted in the issuance of 5.0 million shares of our common stock. The issuance of the common shares for the conversion obligations was recognized in Stockholders’ equity as a $5 million increase to Common stock and a corresponding decrease to Additional paid-in capital. Also, a deferred tax liability of $63 million attributable to interest deductions associated with the debentures was credited to Additional paid-in capital upon conversion.

In the first quarter of 2008, we issued $500 million of long-term notes. The notes have a fixed coupon interest rate of 4.121% and are due in 2013.

Stockholders’ Equity

Share Repurchase Program

We used cash to repurchase common shares during the first nine months of both 2008 and 2007 as follows:

•

In the first nine months of 2008, $2,338 million was used to repurchase 22.1 million common shares that were executed and settled during the nine-month period, and an additional $18 million was paid for 0.2 million common shares purchased in September 2008 that were settled in October 2008; and

•	In the first nine months of 2007, $1,805 million was used to repurchase 18.6 million common shares, all of which were executed and settled during the nine-month period.

As we repurchase our common shares, we reduce Common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of Additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, Additional paid-in capital was reduced to zero, with the remainder of the

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

excess of purchase price over par value of $1,659 million recorded as a reduction of Retained earnings.

Our share repurchase program authorizes the repurchase of shares of our common stock from time-to-time at management’s discretion. In September 2008, our Board authorized the repurchase of an additional 30 million shares, bringing the total authorized for repurchase under the program to 158 million. As of September 28, 2008, we had repurchased a total of 117.6 million shares under the program, and there remained 40.4 million shares that may be repurchased in the future.

Dividends

During the first nine months of 2008, we declared and paid quarterly dividends totaling $510 million ($0.42 per share per quarter). We also declared our fourth quarter 2008 dividend, which was increased to $0.57 per share. The fourth quarter dividend totaled $229 million and was recorded as a current liability and a reduction of Retained earnings. This dividend will be paid in December 2008. In the first nine months of 2007, we declared and paid dividends totaling $440 million ($0.35 per share per quarter).

Comprehensive Income

The components of comprehensive income for the three months and nine months ended September 28, 2008 and September 30, 2007 consisted of the following:

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Net earnings	$782	$766	$2,394	$2,234
Other comprehensive income (loss)	(17)	(31)	18	(27)

Comprehensive income	$765	$735	$2,412	$2,207

Other comprehensive income (loss) primarily relates to foreign currency translation adjustments and unrealized gains and losses from foreign currency hedging activities.

Income Taxes and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $918 million and $861 million during the nine-month periods ended September 28, 2008 and September 30, 2007. Our total interest payments were $226 million and $218 million during the same respective periods.

Over the next 12 months, it is expected that the IRS examination of our U.S. Federal income tax returns for 2005-2007 and certain non-domestic income tax issues will be resolved. Resolution of these matters is expected to change our unrecognized tax benefit balance, but due to the current stage of the examination, we are not able at this time to estimate the impact on our consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements

In the first quarter of 2008, we adopted FAS 157, Fair Value Measurements, which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157 did not have a

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

material impact on our results of operations, financial position or cash flows. The FAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. We currently do not expect that the adoption of FAS 157 as it relates to certain non-financial assets and liabilities will have a material impact on our results of operations, financial position or cash flows.

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

The amount of net assets we recorded at fair value at September 28, 2008 totaled $429 million, which includes: $71 million of Short-term investments; $562 million of other investments we hold in a trust related to certain of our non-qualified benefit plans; $180 million of liabilities associated with non-qualified deferred compensation plans; and $24 million of net liabilities related to derivative financial instruments. We determined the fair values of the assets included in Short-term investments using the Level 2 methodology. The fair values of approximately 59% of the investments held in the trust for non-qualified benefit plans were determined using the Level 1 methodology, with the remainder of those assets valued based on the Level 2 methodology. We record assets and liabilities related to our derivative financial instruments and liabilities associated with non-qualified deferred compensation plans at fair value using the Level 2 methodology.

We elected not to adopt the fair value option included in FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which became effective January 1, 2008 for companies electing adoption.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective beginning with our first quarter 2009 financial reporting. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The FSP changes the accounting for our $1.0 billion in original principal amount of floating rate convertible debentures in that it requires that we bifurcate the proceeds from the debt issuance between a debt and equity component as of the August 2003 issuance date and through the August 2008 date that they were converted or redeemed. The equity component would reflect the value of the conversion feature of the debentures. The impact of the new rule will not be material to our previously reported financial statements.

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

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of September 28, 2008, and the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 28, 2008 and September 30, 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2008 and September 30, 2007. These financial statements are the responsibility of the Corporation’s management.

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

October 21, 2008

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 28, 2008

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

The following discussion of Net sales and operating results provides an overview of our operations by focusing on key elements set forth in our Unaudited Condensed Consolidated Statement of Earnings. The “Discussion of Business Segments” section which follows describes the comparative results of operations of each of our business segments for the quarter and nine-month periods ended September 28, 2008 and September 30, 2007. We follow an integrated approach for managing the performance of our businesses and generally focus the discussion of our results of operations around major lines of business, versus distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

Net sales for the third quarter of 2008 were $10.6 billion, a 5% decrease from the third quarter 2007 sales of $11.1 billion. Net sales for the nine months of 2008 were $31.6 billion, a 2% increase over the $31.0 billion recorded in the comparable 2007 period. For the three months ended September 28, 2008, the overall decrease in Net sales primarily was due to lower deliveries of combat aircraft in Aeronautics and commercial satellites in Space Systems. For the nine months ended September 28, 2008, net sales increases in IS&GS and Electronic Systems partially were offset by declines in Aeronautics and Space Systems. The net sales increase in Electronic Systems primarily was due to higher volume on Missiles & Fire Control programs. The increase in IS&GS’ net sales was due to higher volume on Global Services activities. These

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

increases partially were offset by declines in combat aircraft deliveries in Aeronautics and commercial satellite deliveries in Space Systems.

Other income (expense), net was $120 million for the third quarter of 2008 compared to $17 million recorded in the comparable 2007 period. Other income (expense), net for the nine months ended September 28, 2008 and September 30, 2007 was $401 million and $202 million, respectively. In both periods, the increase was primarily due to higher equity earnings from ULA and the benefits from the impact of certain items included in Other income (expense), net (see Note 7 under the caption “Matters Included in Earnings”).

Operating profit for the third quarter of 2008 was $1,242 million, an increase of 7% from the $1,163 million recorded in the comparable 2007 period. Operating profit for the nine months ended September 28, 2008 was $3,783 million, a 14% increase over the $3,312 million recorded in the comparable 2007 period. During the quarter and nine months ended September 28, 2008, Operating profit increased in every business unit except Aeronautics, which declined slightly due to the lower volume on F-16 programs. In both periods, Operating profit was favorably impacted by the decline in the FAS/CAS pension adjustment and by the benefits of certain items included in Other income (expense), net.

Other non-operating income (expense), net was an expense of $13 million in the third quarter of 2008 as compared to income of $35 million in the third quarter of 2007. For the nine months ended September 28, 2008, Other non-operating income (expense), net was income of $14 million compared to income of $139 million for the nine months ended September 30, 2007. In both periods, the decrease was primarily due to lower interest income on invested cash balances and unrealized losses on marketable securities held to fund certain employee benefit obligations.

Interest expense for the third quarter and nine months ended September 28, 2008 was $85 million and $264 million, respectively, as compared to $79 million and $265 million in the comparable 2007 periods. The increase for the three months ended September 28, 2008 was mainly driven by interest expense related to the new debt issued in the first quarter of 2008. For the nine months ended September 28, 2008, the slight decrease was caused by the August 2008 redemption of the contingent convertibles offset by interest expense on the new debt issued in the first quarter of 2008.

Our effective income tax rates were 31.6% and 32.2% for the quarter and nine months ended September 28, 2008 and 31.5% and 29.9% for the comparable 2007 periods. The effective rates for all periods were lower than the statutory rate of 35% due to tax deductions for U.S. manufacturing activities and dividends related to our employee stock ownership plan. The effective tax rate for the nine month period in 2008 is higher than the comparable period in 2007 primarily due to the expiration of the research tax credit at the end of 2007 and a benefit recorded in the first quarter of 2007 arising from the closure of the IRS examination of the 2003 and 2004 tax years.

The Emergency Economic Stabilization Act of 2008 signed by the President on October 3, 2008 retroactively extends the research and development tax credit for 2 years, from January 1, 2008 to December 31, 2009, and increases the alternative simplified R&D credit rate from 12% to 14% for calendar year 2009. As a result of these changes, we expect to record additional earnings of approximately $38 million in the fourth quarter of 2008.

Net earnings for the third quarter of 2008 were $782 million ($1.92 per share) compared to $766 million ($1.80 per share) reported in the third quarter of 2007. Net earnings for the nine months ended September 28, 2008 were $2,394 million ($5.82 per share) compared to $2,234 million ($5.21 per share) reported in the comparable 2007 period.

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

Aeronautics

Aeronautics’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Net sales	$2,917	$3,342	$8,608	$9,299
Operating profit	$375	$414	$1,064	$1,091

Net sales for Aeronautics decreased by 13% for the quarter and 7% during the nine months of 2008 from the comparable 2007 periods. In both periods, decreases in Combat Aircraft and Air Mobility sales more than offset increases in Other Aeronautics Programs. The decrease in Combat Aircraft for both the quarter and the nine months primarily was due to lower volume on F-16 and F-35 programs. The decrease in Air Mobility for the quarter and nine months primarily was due to lower volume on the C-130J program, including deliveries and support activities, and lower volume on other air mobility programs. There were three C-130J deliveries in the third quarter of 2008 and four in the comparable 2007 period. There were nine C-130J deliveries during the nine months in both 2008 and 2007. The increase in Other Aeronautics Programs for both periods mainly was due to higher volume in sustainment services activities.

Operating profit decreased by 9% for the quarter and 2% for the nine months of 2008 from the comparable 2007 periods. During the quarter, operating profit declined in Combat Aircraft, Air Mobility and Other Aeronautics Programs. In Combat Aircraft, the decline mainly was due to lower volume on F-16 programs. The decrease in operating profit in Air Mobility primarily was attributable to lower volume on C-130 programs. The decrease in Other Aeronautics Programs mainly was due to performance on a P-3 modification contract. During the nine month period,

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

operating profit declines in Combat Aircraft and Air Mobility partially were offset by an increase in Other Aeronautics Programs. In Combat Aircraft, the decline mainly was due to lower volume on F-16 programs. In Air Mobility, operating profit decreased mainly due to performance on C-5 programs and lower volume on C-130J support programs, which partially were offset by improved performance on the C-130J deliveries in 2008. The increase in Other Aeronautics Programs mainly was due to higher volume in sustainment services activities, which partially was offset by a decrease in operating profit due to performance on a P-3 modification contract.

Electronic Systems

Electronic Systems’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Net sales	$2,802	$2,827	$8,686	$8,269
Operating profit	$364	$346	$1,139	$1,050

Net sales for Electronic Systems decreased by 1% for the quarter and increased 5% for the nine months of 2008 from the comparable 2007 periods. During the quarter, lower sales volume on platform integration activities at Platform, Training & Energy (PT&E) and radar systems activities at Maritime Systems & Sensors (MS2) were offset by higher sales volume on tactical missile and fire control programs at Missiles & Fire Control (M&FC). For the nine month period, sales increases in M&FC and MS2 more than offset a decline in PT&E. The increase in M&FC mainly was due to higher volume on tactical missile and fire control programs. The increase in MS2 was attributable to higher volume on surface systems, radar systems and undersea systems activities. The decline in PT&E mainly was due to lower volume on platform integration activities.

Operating profit for Electronic Systems increased by 5% for the quarter and 8% for the nine months of 2008 from the comparable 2007 periods. In the quarter, operating profit increases in MS2 and PT&E more than offset a decline in M&FC. The increase in MS2 mainly was attributable to improved performance on surface systems programs. The increase at PT&E primarily was due to improved performance on distribution technology and platform integration activities. The decline in M&FC was attributable to fire control and tactical missile programs. During the nine month period, operating profit increases at M&FC and MS2 more than offset a decrease at PT&E. The increase in M&FC mainly was due to higher volume on tactical missile programs and improved performance on air defense programs. The increase in MS2 mainly was attributable to higher volume and improved performance on surface systems and radar systems programs. The decrease at PT&E primarily was due to performance on platform integration activities.

Information Systems & Global Services

Information Systems & Global Services’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Net sales	$2,950	$2,713	$8,312	$7,378
Operating profit	$267	$245	$769	$674

Net sales for IS&GS increased by 9% for the quarter and 13% for the nine months of 2008 from the comparable 2007 periods. Sales increased in all three lines of business for both the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

quarter and the nine month periods. The increase in Global Services principally was due to global and mission services activities and Pacific Architect & Engineers (PAE) programs. The increase in Information Systems was due to higher volume on enterprise solutions & services activities. The increase in Mission Solutions primarily was driven by mission and combat support solutions activities as well as by transportation and security solutions.

Operating profit for IS&GS increased by 9% for the quarter and 14% for the nine months of 2008 from the comparable 2007 periods. In both the quarter and the nine month periods, the increase in operating profit was driven by Global Services and Mission Solutions. Mission Solutions operating profit increased due to higher volume and improved performance on secure enterprise solutions as well as mission and combat support solutions activities. The increase in Global Services operating profit primarily was attributable to improved performance on global services and PAE programs. In the quarter, Information Systems operating profit declines mainly were due to performance on mission service and enterprise solutions & services activities. During the nine month period, Information Systems operating profit increased due to higher volume on information technology programs and a benefit from a contract restructuring during the first quarter of 2008, which more than offset declines in mission services activities.

Space Systems

Space Systems’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Net sales	$1,908	$2,213	$5,993	$6,075
Operating profit	$244	$221	$743	$620

Net sales for Space Systems decreased by 14% for the quarter and 1% for the nine months of 2008 from the comparable 2007 periods. In both periods, a sales decline in Satellites partially was offset by growth in Space Transportation. In Satellites, sales declined due to lower volume in commercial and government satellite activities in both periods. No commercial satellites were delivered during the third quarter of 2008 as compared to two deliveries in the comparable 2007 period. There were two commercial satellite deliveries during the nine months of 2008 and three during the comparable 2007 period. The sales growth in Space Transportation primarily was due to higher volume on the Orion program.

Operating profit increased by 10% for the quarter and 20% for the nine months of 2008 from the comparable 2007 periods. In both periods, the increase in operating profit was due to Space Transportation, which partially was offset by a decline in Satellites. In Space Transportation, the increase mainly was attributable to higher equity earnings on the United Launch Alliance joint venture, volume on the Orion program and the results from successful negotiations of a terminated commercial launch service contract in the first quarter of 2008. The improvement in ULA’s earnings also reflects the absence in 2008 of a charge recognized in the third quarter of 2007 for an asset impairment on the Delta II medium lift launch vehicles. In Satellites, operating profit declined in the quarter due to lower volume on commercial satellite activities and declined during the nine month period due to lower volume on government satellite programs.

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

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
FAS/CAS pension adjustment	$32	$(18)	$96	$(46)
Items not considered in segment operating performance	44	—	145	71
Stock compensation expense	(40)	(34)	(115)	(116)
Other, net	(44)	(11)	(58)	(32)

	$(8)	$(63)	$68	$(123)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
FAS 87 expense	$(116)	$(175)	$(347)	$(518)
Less: CAS cost	(148)	(157)	(443)	(472)

FAS/CAS pension adjustment – income (expense)	$32	$(18)	$96	$(46)

The FAS/CAS pension adjustment resulted in income in the third quarter and first nine months of 2008 versus expense in the prior-year periods due to an increase in the discount rate and other factors such as our actual return on plan assets. This is consistent with the assumptions we used in computing the FAS 87 expense and CAS cost amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2007 Form 10-K under the caption “Critical Accounting Policies.”

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

Third Quarter 2008 –

•

A gain, net of state income taxes, of $44 million representing recognition of a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in LKEI and ILS in 2006 (see Note 5).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

First and Second Quarters of 2008 –

•	Earnings, net of state income taxes, of $85 million from the elimination of reserves associated with various land sales that occurred in prior years (see Note 7); and

•	A gain, net of state income taxes, of $16 million representing recognition of a portion of the deferred net gain recorded on the LKEI and ILS transaction in 2006.

On an aggregate basis, these items increased our Net earnings by $28 million ($0.07 per share) and $94 million ($0.23 per share) during the quarter and nine month periods ended September 28, 2008.

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

On an aggregate basis, these items increased our Net earnings by $46 million ($0.11 per share) during the nine months ended September 30, 2007. The first quarter of 2007 also was favorably affected by the closure of certain IRS examinations disclosed previously (see Note 7) which resulted in a reduction in our first quarter 2007 Income tax expense of $59 million ($0.14 per share). On a combined basis, these items increased Net earnings for the first six months of 2007 by $105 million ($0.25 per share).

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 28, 2008 was $3,406 million, $415 million lower than the same period in 2007. The decrease primarily was attributable to a $584 million decline in cash provided by operating working capital as compared to 2007. This decline in operating working capital was primarily due to an increase in inventories on Combat Aircraft programs at Aeronautics and a decrease in customer advances and amounts in excess of costs incurred on government satellite programs at Space Systems and various programs in the Missiles & Fire Control line of business at Electronic Systems. The decrease in operating working capital partially was offset by an increase in cash between the nine month periods due to higher Net earnings. Operating working capital accounts consist of Receivables, Inventories, Accounts payable, and Customer advances and amounts in excess of cost incurred.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investing Activities

Capital expenditures – Capital expenditures for Property, plant and equipment amounted to $503 million during the first nine months of 2008 and $480 million in the comparable 2007 period. We expect our annual capital expenditures over the next three years to exceed 2007 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process in place to selectively identify businesses for acquisition that meet our financial targets and help build a balanced portfolio. We paid $195 million in the first nine months of 2008 and $325 million in the comparable 2007 period related to acquisition activities. The 2007 amount includes $177 million that was paid to United Launch Alliance to finalize our contribution.

There were no divestiture activities in the first nine months of 2008. We received proceeds of $26 million in the first nine months of 2007 related to the sale of our 20% interest in COMSAT International.

During the first nine months of 2008, we decreased our Short-term investments by $262 million compared to a decrease of $46 million in the same period of 2007.

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock during the first nine months of 2008 related to the exercise of stock options and associated tax benefits totaled $332 million, compared to $414 million during the same period in 2007. Those activities resulted in the issuance of 4.5 million shares and 6.4 million shares during the respective periods.

We used $2,338 million and $1,805 million of cash to repurchase common shares during the first nine months of 2008 and 2007 (see Note 7 under the caption “Stockholders’ Equity”). These purchases were made under our share repurchase program. As of September 28, 2008, we had repurchased a total of 117.6 million shares under the program, and there remained 40.4 million shares that may be repurchased in the future, including 30 million additional shares that our Board authorized for repurchase under the program in September 2008. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the quarter ended September 28, 2008.

During the first nine months of 2008, we paid dividends of $510 million compared to $440 million in the comparable 2007 period. We paid quarterly dividends of $0.42 per share in 2008 compared to $0.35 per share in 2007. We also declared our fourth quarter dividend of $229 million in September 2008, which was recorded as a current liability and a reduction of Retained earnings. This dividend will be paid in December 2008. In September 2008, our board of directors authorized an increase in our quarterly dividend to $0.57 per share from $0.42 per share beginning in the fourth quarter of 2008.

Issuance and repayment of long-term debt – In the first quarter of 2008, we issued $500 million of long-term notes due in 2013. The notes have a fixed coupon interest rate of 4.121%. Cash from operations has been our principal source of funds to reduce our long-term debt. In the third quarter of 2008, we paid a total of $1.0 billion representing the principal amount of our floating rate convertible debentures that were delivered for conversion or otherwise redeemed, and issued 5.0 million shares of our common stock to satisfy conversion obligations of $571 million in excess of the principal amount (see Note 7 under the caption “Long-term Debt”). We also paid another $103 million during the first nine months of 2008 related to other repayments of long-term debt, compared to $32 million in debt repayments in the comparable 2007 period.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CAPITAL RESOURCES

At September 28, 2008, we held Cash and cash equivalents of approximately $2.5 billion and Short-term investments of $71 million. Our total debt, net of unamortized discounts, amounted to $3,805 million at September 28, 2008, a decrease of $602 million from the December 31, 2007 balance, resulting from the third quarter conversion of our $1.0 billion of convertible debentures and other repayments of long-term debt, offset partially by the first quarter debt issuance of $500 million.

Our Long-term debt is mainly in the form of publicly issued notes and debentures. Our debt-to-total capital ratio, net of unamortized discounts, decreased from 31% at December 31, 2007 to 28% at September 28, 2008.

As of August 15, 2008, all of our $1.0 billion of floating rate convertible debentures had been delivered for conversion or otherwise redeemed consistent with our previous announcement of their planned redemption, and we issued 5.0 million shares of our common stock to satisfy conversion obligations of $571 million in excess of the principal amount (see Note 7).

Our Stockholders’ equity amounted to $9,808 million at September 28, 2008, an increase of $3 million from December 31, 2007. The following items were the drivers of the increase:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In millions)
Balance at December 31, 2007	$409	$—	$11,247	$(1,851)	$9,805

Net earnings	—	—	2,394	—	2,394
Common stock dividends declared	—	—	(739)	—	(739)
Stock-based awards and ESOP activity (1)	6	617	—	—	623
Common stock repurchases	(22)	(675)	(1,659)	—	(2,356)
Conversion of debentures	5	58	—	—	63
Other comprehensive income	—	—	—	18	18

Net activity	(11)	—	(4)	18	3

Balance at September 28, 2008	$398	$—	$11,243	$(1,833)	$9,808

(1)	Common stock and Additional paid-in capital include amounts related to the exercise of 4.5 million stock options, resulting in the issuance of a like number of common shares.

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

Cash and cash equivalents, short-term investments, cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements.

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

During the nine months ended September 28, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

OTHER MATTERS

Defined Benefit Pension Plans

As disclosed in our 2007 Form 10-K, FAS 87, Employers’ Accounting for Pensions, requires that the amounts we record related to our defined benefit pension plans, including the expense or income for those plans, be computed using actuarial valuations. These valuations require many assumptions, including assumptions we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use, which can impact our total Stockholders’ equity at any given year’s end, and the amount of expense we record for and the cash contributions we will be required to make to our defined benefit plans in the following year. The difference between the actual return on plan assets for a given year and the expected long-term rate of return on assets of 8.5% also affects these amounts.

One of the key year-end assumptions used is the discount rate, which we review annually based on changes in interest rates. We evaluate several data points in order to arrive at an appropriate discount rate, including quoted rates from long-term bond indices and changes in long-term bond rates over the past year, and approximate average yields on securities that are selected to match our projected pension-related cash flows. An increase in the discount rate from year to year will decrease our projected benefit obligation (PBO), while a decrease will increase our PBO. Changes in the PBO due to changes in the discount rate, as well as the difference between our expected long-term rate of return on plan assets and our actual return, are reflected as adjustments to unrecognized net actuarial losses, which are recorded as an adjustment in Stockholders’ equity as a component of Other comprehensive loss. This adjustment is amortized over time as part of future years’ expense for our defined benefit pension plans.

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes in accordance with FAS 87, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS). CAS is a major factor in determining pension funding requirements, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, recognized in our Net sales.

We will not finalize the discount rate or other assumptions, or determine the actual return on plan assets, until the end of 2008. These factors impact both the calculation of our PBO at the end of the year, and the amount of expense we record for and the cash contributions we will be required to make to our defined benefit plans in 2009. Recent volatility in the financial markets has intensified the challenge of trying to accurately estimate the discount rate we will use at the end of 2008 and the actual return on our benefit plan assets for 2008. The following table summarizes five scenarios relative to a change in the discount rate and changes in our actual return on plan assets. In the Baseline scenario, we have assumed that 1) the discount rate increased to 7.5% (based on an assessment of interest rates and market activity during the current year) from the discount rate used at the end of 2007 of 6.375%; 2) the actual return on plan assets was negative (25)% for 2008 (based on volatile market activity in 2008);

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

and 3) all other assumptions used at the end of 2007 have remained constant. In consideration of the volatile market conditions, Scenarios 1 and 2 presented below assume a possible improvement of plus 1,000 and 500 basis points in the hypothetical return on plan assets of (25)%, while Scenarios 3 and 4 assume a possible further degradation of 500 and 1,000 basis points in the hypothetical return on plan assets of (25)%. In each of those scenarios, we have assumed that all other assumptions used in Scenario 1 were held constant.

The table presents the results of these assumptions on the projected FAS/CAS pension adjustment in 2009, on the projected required cash contributions in 2009 (after taking into consideration discretionary contributions made in 2007) and the noncash impact on Stockholders’ equity at December 31, 2008. The FAS/CAS pension adjustment for the year ended December 31, 2008 is income of $125 million, and there are no required contributions related to our defined benefit plans in 2008. The table also presents the impact of the assumptions on Stockholders’ equity for the year ended December 31, 2008. The impact in each case would result in an increase to Other comprehensive loss which is included in Stockholders’ equity, and therefore the hypothetical amounts in the table would represent decreases to our Stockholders’ equity at December 31, 2008.

	Baseline	Scenario 1	Scenario 2	Scenario 3	Scenario 4
	(In millions, except percentages)
Assumptions
Discount rate	7.5%	7.5%	7.5%	7.5%	7.5%
Actual return on plan assets	(25)%	(15)%	(20)%	(30)%	(35)%
Result of assumptions:
Projected FAS/CAS Pension adjustment for 2009 – income (expense)	$(60)	$20	$(15)	$(95)	$(100)
Projected required contributions for 2009	100	—	—	150	825
Projected impact on Stockholders’ equity at December 31, 2008	(3,360)	(1,700)	(2,530)	(4,190)	(5,010)

The scenarios presented are for illustration purposes only and are intended to give the reader an understanding of the variability of the FAS/CAS Pension adjustment, required contributions and the impact on Stockholders’ equity associated with our defined benefit pension plans based on changes in the return on plan assets and in the assumed discount rate from the rate used at the end of 2007. There is the potential that the assumptions we have used will differ materially from actual results. In addition, other scenarios and variations are possible, and the scenarios presented may not accurately depict the assumptions that will be used when the assumptions are finalized at year-end. The results of these scenarios also should not be extrapolated to assess other scenarios, because there is not a direct correlation between a change in the return on plan assets and the changes in the FAS/CAS pension adjustment, required contributions and the impact on Stockholders’ equity. We will not finalize our defined benefit plan assumptions until year-end consistent with our December 31, 2008 measurement date.

Other

Following our sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and ILS in 2006, we continue to be responsible to refund customer advances to one of ILS’ customers if launch services are not provided and ILS does not refund the advance (see Note 5). At September 28, 2008, the total amount that could be payable under the guarantee, approximating the total contract value of the guaranteed launch, was $63 million. That amount may be partially mitigated

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

by approximately $14 million of cash we retained that, absent any requirements to make payments under the guarantee, will be paid to the buyer when the launch occurs.

Our Balance Sheet at September 28, 2008 included current assets relating to LKEI and ILS totaling $76 million, and current liabilities totaling $90 million which will be reduced as the launch services are provided. Any potential earnings impact resulting from our inability to realize the assets we have recorded related to LKEI and ILS partially would be mitigated by the unrecognized deferred net gain we recorded on the transaction at the end of 2006. The remaining unrecognized deferred gain, net of state and federal income taxes, of $31 million at September 28, 2008, will be recognized when the final launch occurs. We believe this launch will take place in 2008 based on the Proton launch schedule, which is subject to change.

In connection with the formation of ULA, we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 28, 2008, and that it will not be necessary to make payments under the cross-indemnities.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We maintain active relationships with a broad and diverse group of domestic and international financial institutions, who remain committed to provide us with access to the general and trade credit we require to conduct business. We continue to closely monitor the market environment and actively manage credit and counterparty exposure to mitigate the impact from any single credit provider while ensuring availability of, and access to, sufficient credit resources.

Our main exposure to market risk relates to interest rates and foreign currency exchange rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. Our long-term debt portfolio bears interest at fixed rates.

We use forward foreign exchange contracts and, to a lesser extent, foreign exchange option contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These foreign exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies, or hedge the exposure to rate changes affecting foreign currency denominated assets or liabilities. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At September 28, 2008, the fair value of forward exchange contracts outstanding and the amounts of gains and losses recorded during the quarter and nine-month periods then ended were not material.

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign exchange hedge portfolio is diversified across several credit line banks. We carefully monitor the amount of exposure we have with any given bank. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of September 28, 2008. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on our evaluation, we concluded that our disclosure controls and procedures were effective as of September 28, 2008.

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

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially because of factors such as: the availability of government funding for our products and services both domestically and internationally; changes in government and customer priorities and requirements (including changes to respond to election cycles, Congressional actions, Department of Defense reviews, budgetary constraints and cost-cutting initiatives); the impact of economic recovery and stimulus plans and continued military operations in Iraq and Afghanistan on funding for existing defense programs; the award or termination of contracts; returns or losses on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions; changes in counter-party credit risk exposure; difficulties in developing and producing operationally advanced technology systems; the timing and customer acceptance of product deliveries; materials availability and performance by key suppliers, subcontractors and customers; charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets; the future impact of legislation, changes in accounting interpretations or pronouncements, tax rules, or export policies; the future impact of acquisitions or divestitures, joint ventures or teaming arrangements; the outcome of legal proceedings and other contingencies (including lawsuits, government/regulatory investigations or audits, and environmental remediation efforts); the competitive environment for our products and services; and economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” and “Risk Factors” on page 16, and pages 18 through 24, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2007; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 30 of this Form 10-Q; and “Note 4 – Postretirement Benefit Plans” and “Note 5 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements of the Unaudited Consolidated Financial Statements on page 9 and pages 9 through 12, respectively, included in this Form 10-Q.

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

As previously reported, we and BAE Systems Information and Electronic Systems Integration, Inc. (BAE) were both named in a civil administrative proceeding by the U.S. Environmental Protection Agency alleging violations of the Resource Conservation and Recovery Act in connection with a solvent collection system operated by BAE at a facility that we own and lease to them. In September 2008, we resolved this matter by entering into a Consent Decree and Final Order, in which we agreed to pay $162,500 in penalties and to implement certain remedial actions with respect to the alleged violations.

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

Lockheed Martin Corporation

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the three-month period ended September 28, 2008 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
July 2008	1,627,419	$101.11	1,627,419	12,504,048
August 2008	1,000,564	$110.51	1,000,564	11,503,484
September 2008	1,121,900	$112.38	1,121,900	40,381,584

(1)	We repurchased a total of 3,749,883 shares of our common stock during the quarter ended September 28, 2008 under a share repurchase program that we announced in October 2002.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 158 million shares of our common stock from time-to-time, including 30 million shares authorized for repurchase by our board of directors in September 2008. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.

As previously disclosed, Lockheed Martin satisfied its conversion obligations in excess of the accreted principal amount of its outstanding Floating Rate Convertible Senior Debentures due 2033 in shares of common stock. Fractional shares were paid in cash. The debentures were convertible by holders into shares of the Corporation’s common stock until August 14, 2008 as provided in the indenture. Lockheed Martin issued a total of 5.0 million shares of its common stock in connection with conversion of the debentures. The issuance of the shares of common stock upon conversion by holders was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, because no commission or other remuneration was paid in connection with the conversion of the debentures and the issuance of the shares.

As the debentures were convertible prior to redemption, the shares issuable upon conversion previously had been incorporated into the calculation of the Corporation’s diluted share count and diluted earnings per share.

The debentures originally were issued in August 2003 in a private placement under Rule 144A. The resale of the debentures subsequently was registered by a registration statement (No. 333-108333) on Form S-3 filed with the SEC on August 28, 2003.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Lockheed Martin Corporation

Item 6.	Exhibits

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 28, 2008

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: October 23, 2008	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller (Chief Accounting Officer)

