Form 10-K
period 2008-12-31
LOCKHEED MARTIN CORP
filed 2009-02-26
CIK 936468

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Approximately $39.2 billion as of June 27, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 395,271,609 shares outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2009 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2008

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2008

CONTENTS (continued)

PART I

ITEM 1.	BUSINESS

General

Lockheed Martin Corporation is a global security company that is principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic and information services. We serve both domestic and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. We were formed in 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. We are a Maryland corporation.

In 2008, 84% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Each of our business segments is heavily dependent on sales to the U.S. Government. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Sales to foreign governments (including foreign military sales funded, in whole or in part, by the U.S. Government) amounted to 13% of net sales in 2008, while 3% of our net sales were made to commercial and other customers.

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

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings. Our SEC filings can be accessed through the investor relations page of our website, www.lockheedmartin.com/investor. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Lockheed Martin.

Business Segments

We operate in four principal business segments: Electronic Systems, Information Systems & Global Services (IS&GS), Aeronautics and Space Systems. For more information concerning our segment presentation, including comparative segment sales, operating profits and related financial information for 2008, 2007 and 2006, see Note 4 - Information on Business Segments beginning on page 73 of this Form 10-K.

Electronic Systems

Our Electronic Systems segment manages complex programs and designs, develops, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide. Global security solutions include advanced sensors, decision systems, and weapons for air-, land-, and sea-based platforms. We integrate land vehicles, ships, and fixed- and rotary-wing aircraft. Major lines of business include air and missile defense; tactical missiles; weapon fire control systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; land, sea-based, and airborne radars; surveillance and reconnaissance systems; simulation and training systems; and integrated logistics and sustainment services. We also manage and operate the Sandia National Laboratories for the U.S. Department of Energy and are part of the consortium that manages the United Kingdom’s Atomic Weapons Establishment.

In 2008, net sales of $11.6 billion at Electronic Systems represented 27% of our total net sales. Electronic Systems has three principal lines of business, and the percentage each contributed to its 2008 net sales is:

U.S. Government customers accounted for approximately 71% of the segment’s total net sales in 2008.

Maritime Systems & Sensors

Maritime Systems & Sensors (MS2) provides ship systems integration, including command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) capability across shore-based command centers; surface-ship and submarine combat systems; sea-based missile defense systems; sensors; tactical avionics; port traffic-management systems; missile-launching systems; aerostat surveillance systems; utility-scale renewable energy generation; and supply-chain-management programs and systems.

During 2008, MS2 achieved program milestones and new order bookings consistent with Electronic Systems’ growth strategy, which encompasses expanding core businesses; selling products developed for domestic customers internationally; pursuing adjacent market opportunities that leverage core engineering and program management skills; and engaging in investments, acquisitions, and joint ventures that strengthen capabilities and expand customer product offerings.

The Aegis Weapon System, among MS2’s core programs, is a fleet defense system and a sea-based element of the U.S. missile defense system. It is a radar and missile launching system, integrated with its own command and control system, designed to defend against advanced air, surface and subsurface threats. The Aegis program encompasses activities in development, production, ship integration test, and lifetime support for ships of the U.S. Navy and international customers. We test and integrate weapon systems for the U.S. Navy’s Ticonderoga class cruiser and Arleigh Burke class destroyer, the Kongo class destroyer for Japan, the F100 and F105 class frigates for Spain, the Fridtjof Nansen class frigate for Norway, the King Sejong the Great class destroyer for Korea, and the Hobart class air warfare destroyer for Australia. Since program inception in 1978, MS2 has received contracts for 111 Aegis Weapons Systems, including 27 for the Ticonderoga class cruiser, 62 for the Arleigh Burke class destroyer, and 22 international systems. Our production workscope in 2008 included four international systems and three domestic systems.

In 2008, an updated version of the Aegis Ballistic Missile Defense (BMD) baseline software was completed and certified for shipboard installation and deployment. There are 21 U.S. Navy ships planned with Aegis BMD System technology with long-range surveillance and tracking capability. Successful ballistic missile intercept tests conducted during 2008 included the unprecedented intercept and destruction of an errant U.S. satellite falling to earth by the Aegis BMD System on a U.S. Navy cruiser.

In the international arena, the Government of Canada awarded us two long-term contracts for the Combat Systems Integration (CSI) design and build and the In-Service Support elements to modernize the Canadian Navy’s 12 Halifax class frigates. The CSI contract calls for upgrading the command and control systems, redesigning the operations room, and reconfiguring the ship mast to accommodate a new radar suite. The In-Service Support contract will provide long-term support of the combat systems for the frigates and Iroquois class destroyers.

The U.S. Navy identified us as a sole source contractor for the proposed refurbishment and full-mission system upgrade of 12 maritime surveillance aircraft for the Taiwanese Navy under a foreign military sale (FMS) program. We are currently negotiating the terms of our contract with the U.S. Navy. Scheduled delivery of the upgraded aircraft is from June 2012 through February 2015.

As part of our adjacent market strategy, MS2 pursued and was awarded the Fleet Automotive Support Initiative-Global contract by the Defense Logistics Agency to provide parts support for all of the U.S. military’s land vehicles.

The U.S. Navy accepted delivery of the Littoral Combat Ship Freedom (LCS-1) in September 2008 following successful completion of builder’s and acceptance trials, and commissioned the ship in Milwaukee, Wisconsin in November. The USS Freedom is the first in a new class of ships designed to provide the added flexibility of interchangeable modular mission packages and the ability to operate in coastal waters. Operational restrictions within the Great Lakes prevented the testing of the ship’s weapons systems which are scheduled to be demonstrated in follow-on acceptance trials on the open sea in Spring 2009.

MS2 also completed two acquisitions during 2008. We acquired our former co-owner’s interest in RLM Holdings Pty Ltd, headquartered in Adelaide, Australia in August 2008. We now own 100% of that business. The company specializes in systems engineering, software development, system integration, testing, and support of large, complex, leading-edge systems. In September 2008, we completed our acquisition of Aculight Corporation, based in Bothell, Washington. Aculight is focused on providing laser-based solutions for national defense and aerospace customers. The company has expertise in countermeasures, laser radar, high-power directed energy and other applications.

Missiles & Fire Control

Missiles & Fire Control develops and produces land-based, air and theater missile-defense systems, tactical battlefield missiles, electro-optical systems, fire-control and sensor systems, and precision-guided weapons and munitions. We also provide sustainment and logistic services in support of fire control and tactical missile programs.

The PAC-3 missile is an advanced defensive missile designed to intercept incoming airborne threats. During 2008, we delivered a total of 141 missiles, including the first FMS PAC-3 test missile and ground support equipment for Germany. A fourth quarter award was received for 172 missiles, which includes 108 U.S. missiles and 64 missiles for FMS customers.

The Arrowhead fire control system provides modernized targeting and piloting capabilities for Apache helicopter crews to the U.S. Army and international customers, continuing our over 20-year legacy of providing pilot night-vision sensors and targeting capabilities for the Apache. More than 1,000 sensor systems have been delivered to the U.S. Army and foreign military customers since 1983. The Arrowhead kits will replace certain legacy hardware on the U.S. Army and other international customers’ Apache helicopters to provide a modernized sensor for safer flight in day, night and bad weather missions and improved weapons targeting capability. The initial Arrowhead production contract was awarded in 2003 and we delivered our 500th Arrowhead system in 2008. We received awards in 2008 for Arrowhead Lot 5 from the U.S. Army and for international production which authorized 110 additional Arrowhead kits through November 2010. The U.S. Army also awarded us a contract for modernization of the day sensor assembly and legacy obsolescence replacement.

The Terminal High Altitude Area Defense (THAAD) system is a transportable defensive missile system designed to engage targets both inside and outside of the Earth’s atmosphere. The THAAD system is comprised of the THAAD fire control and communication units, missiles, radars, launchers, and ground support equipment. The development phase of the program continues, with two successful test flights conducted in 2008 and ten successful flights achieved overall. Initial production effort is underway, with system fielding planned for 2010.

Among other 2008 accomplishments, in June we received the largest single award for Hellfire missiles in the program’s history. In September, we were one of three contractors selected for the technology demonstration phase of the Joint Air to Ground Missile program by the U.S. Army, and we delivered our 5,000th guided Multiple Launch Rocket System missile in 2008.

Platform, Training & Energy

Our Platform, Training & Energy (PT&E) business integrates mission-specific applications for fixed- and rotary-wing platforms, including: provides logistics and sustainment; develops and integrates postal automation and material handling systems; develops tactical wheeled vehicles; and provides simulation, training, and support services. We also manage Sandia National Laboratories for the U.S. Department of Energy. Sandia National Laboratories supports the stewardship of the U.S. nuclear weapons stockpile, developing sophisticated research and technology in the areas of engineering sciences, materials and processes, pulsed power, microelectronics and photonics, micro-robotics, and computational and information sciences. In the United Kingdom, we own one-third of a joint venture that manages that country’s Atomic Weapons Establishment program.

We lead an industry team to provide the new fleet of “Marine One” helicopters for the President of the United States. VH-71 is the Presidential Helicopter replacement program, and is planned to provide a command and control capability to enable the President to perform the full duties of the office while airborne. We are currently performing on Increment One, which includes test vehicles and pilot production aircraft. Flight tests continue on two test and one production aircraft at Naval Air Station Patuxent River, Maryland. Integration / second phase production work continues on two test and one production aircraft at our facility in Owego, New York. Work on Increment Two has remained stopped on all but a limited number of tasks at our customer’s request since December 21, 2007 as efforts with the U.S. Navy have been focused on identifying cost drivers, evaluating requirements, and analyzing funding profiles for the next phase of the program. As had been anticipated, the Secretary of the Navy notified Congress on January 28, 2009 that there is a Nunn-McCurdy breach, which occurs when projected program costs exceed certain defined thresholds. This notification initiates the process to achieve recertification for continuance of the VH-71 program.

In June 2008, the U.S. Navy awarded us a contract for the development of the Automatic Radar Periscope Detection and Discrimination system for the MH-60R helicopter. The system is an upgrade to the multi-mode radar to automatically detect, track and discriminate submarine periscopes from other small radar contacts. In July, we delivered the 11th and final aircraft to the U.S. Navy’s first operational MH-60R helicopter maritime strike squadron, the HSM-71 Raptors, ensuring the squadron is ready for its deployment with an aircraft carrier strike group. Designed primarily for anti-submarine and anti-surface warfare, the MH-60R is planned to replace the Navy’s current fleet of SH-60B and SH-60F Seahawk helicopters.

Among adjacent market initiatives, our tactical wheeled vehicle team was one of three chosen for the technology development phase of the Joint Light Tactical Vehicle (JLTV) program. The 27-month technology development contract will require us to supply multiple vehicle variants and assorted equipment that will undergo durability and performance testing by the U.S. Army and U.S. Marine Corps. The technology development phase is then planned to be followed by a development phase and, later, by a production contract. Internationally, our adaptive vehicle architecture was selected for consideration by the United Kingdom Ministry of Defence (MoD) for both the large and small variants required in its Operational Utility Vehicle System procurement.

Among other accomplishments in 2008, we graduated the 100,000th student from our C-130 air crew training system for our U.S. Air Force customer. The contract was signed for the United Kingdom’s Military Flight Training System, where we, operating through a joint venture, have been given the responsibility to provide flight training for all MoD flight platforms over a 25 year program. Also in 2008, the U.S. Marine Corps ordered nine combat convoy simulators to provide realistic battlefield training to be delivered within 12 months. We also were awarded a follow on, sole-source contract by the MoD to provide asset visibility, through tracking and managing the assets in a single database, for over 80,000 vehicles.

Competition

Electronic Systems’ broad portfolio of products and services competes against the products and services of other large aerospace, defense and information technology companies, as well as numerous smaller competitors. We often form teams with other companies that are competitors in other areas to provide customers with the best mix of capabilities to address specific requirements. The principal factors of competition include technical and management capability, affordability, past performance and our ability to provide solutions to our customers’ requirements on a timely basis.

Regarding international sales, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of competitions. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements. As a result, we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis beginning on page 55 of this Form 10-K.

Information Systems & Global Services

Our IS&GS segment is engaged in providing federal services, Information Technology (IT) solutions and advanced technology expertise across a broad spectrum of applications and customers. IS&GS provides full life-cycle support and highly specialized talent in the areas of software and systems engineering, including capabilities in space, air and ground systems, and also provides logistics, mission operations support, peacekeeping and nation-building services for a wide variety of defense and civil government agencies in the U.S. and abroad.

In 2008, net sales of $11.6 billion at IS&GS represented 27% of our total net sales. IS&GS has three principal lines of business, and the percentage that each contributed to its 2008 net sales is:

In 2008, U.S. Government customers accounted for approximately 93% of the segment’s total net sales.

Mission Solutions

Mission Solutions provides intelligence, defense and civil agency customers with research, development, and engineering expertise to produce operational or business solutions. Mission Solutions provides systems that gather, process, assimilate, fuse and distribute data from ground, air, and space assets. We also provide complex systems integration to the DoD for real-time situational awareness. Key programs include: a classified customer portfolio; transformational communications systems (such as the Transformational Satellite Mission Operations Segment and the Warfighter Information Network-Tactical); mission and combat support solutions (such as the Global Command Support System and the Combatant Commanders Integrated Command & Control Systems); and mission critical civil agency programs (such as the U.S. Census, the En Route Automation Modernization for the Federal Aviation Administration (FAA), and the Transportation Worker Identification Credential program for the Transportation Security Administration).

In 2008, the DOD awarded IS&GS a contract to support diverse warfighter communications needs through software programmable radio technology. We also were awarded a contract to provide the FBI with a multimodal biometric identification system. In April, the GeoScout program successfully completed the test readiness review for the advanced geospatial intelligence processing portion of that contract. In June, under our contract with the National Archives & Records Administration (NARA), the electronic records archives system achieved initial operating capability which creates a foundation for a permanent archival system to preserve, manage, and provide access to electronic records created by the Federal Government.

Information Systems

Information Systems provides functional expertise in business systems, IT infrastructure, and process outsourcing systems based on the use of commercial technology and solutions structured to deliver contractually specified levels of service. The contracts within this line of business are mostly task order vehicles (indefinite-delivery/indefinite-quantity (IDIQ) contracts) or Government Services Administration (GSA) schedules. Key programs include the FAA Automated Flight Service Station and the FBI’s Sentinel IT infrastructure program.

In July 2008, the FBI deployed the second segment of its Sentinel program to support the case management application capabilities to be developed in upcoming segments. The FBI also authorized us to begin the third segment of the Sentinel program.

In addition to these contract milestones, the DoD awarded IS&GS a modernization contract to provide operations and management, systems integration, applications and user support, and scientific and visualization support for DoD’s four largest high performance computing centers. The Defense Threat Reduction Agency also awarded IS&GS a contract to provide standard but flexible information technology architecture.

Global Services

In Global Services, we support mission services, global security and stability operations and provide facility services. In this arena, the key competencies are the people we provide to support the mission, and our agility in responding to dynamic staffing requirements. Significant programs include: mission planning and launch services for the Orion crew exploration vehicle, other National Aeronautics and Space Administration (NASA) programs, and military space efforts; in-transit visibility and other asset management and logistics programs; and infrastructure and operational support contracts.

Through our Pacific Architects and Engineers (PAE) subsidiary, Global Services provides management support infrastructure and staffing for overseas bases. This includes base camp construction, logistics, democratization services, and management of embassies, air terminals, base camps, and other facilities. These operations are increasingly global in nature as we are deployed with our customers and our services in support of their mission. Customers include the U.S. Department of State and international agencies such as the North Atlantic Treaty Organization (NATO) and the United Nations. Global Services also includes our wholly-owned subsidiary Savi Technology, which provides radio frequency identification solutions for both our government and commercial customers.

In April 2008, IS&GS completed the acquisition of the Eagle Group International LLC, based in Atlanta, Georgia. This acquisition extends our logistics and business process services offerings with the U.S. Army and also provides us with military health system expertise.

In June 2008, the DoD Defense Logistics Agency awarded us the Integrated Data Environment / Global Transformation Network Convergence contract to provide common integrated data services to enable development of applications for a cohesive solution for the management of supply chain, distribution and logistics information. In October 2008, NASA awarded us the facilities development and operations contract to provide support at the Johnson Space Center and other locations where astronaut and human spaceflight mission training is conducted.

Competition

The range of products and services at IS&GS results in competition with other large aerospace, defense and information technology companies, as well as with numerous smaller competitors. The principal factors of competition include technical and management capability, the ability to develop and implement complex, integrated system architectures, affordability and past performance. Program requirements frequently result in the formation of teams such that companies teamed on one program are competitors for another, especially in our Mission Systems line of business. On some outsourcing procurements, which are more prevalent in our Information Systems line of business, we may also compete with a government-led bidding entity.

Aeronautics

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Our customers include the military services and various government agencies of the United States and allied countries around the world.

In 2008, net sales at Aeronautics of $11.5 billion represented 27% of our total net sales. Aeronautics has three principal lines of business, and the percentage that each contributed to its 2008 net sales is:

In 2008, U.S. Government customers accounted for approximately 81% of the segment’s net sales.

Combat Aircraft

Our Combat Aircraft business designs, develops, produces and provides systems support for fighter aircraft. Our major fighter aircraft programs include:

•	The F-35 Lightning II Joint Strike Fighter – stealth international multi-role coalition fighter;
•	The F-22 Raptor – air dominance and multi-mission stealth fighter; and
•	The F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter.

F-35

The F-35 Lightning II is designed to be a superior, stealth multi-role aircraft offering profound improvements in lethality, survivability, affordability, and supportability over all existing international multi-role aircraft. The United States and its international partners (the United Kingdom, Italy, the Netherlands, Turkey, Canada, Australia, Denmark, and Norway) are working under a memorandum of understanding that provides a long-term business framework for partner aircraft production, sustainment, and future upgrades.

Since 2001, Aeronautics has been designing, testing and building the F-35 family of aircraft and sustainment systems to meet the joint and coalition requirements of our customers. The F-35’s multiple-variant designs include:

•	The F-35A, a conventional takeoff and landing variant (CTOL);
•	The F-35B, a short takeoff and vertical landing variant (STOVL); and
•	The F-35C, a carrier-based variant (CV).

The F-35 is planned to replace the F-16 and A-10 for the U.S. Air Force, the F/A-18A/C for the U.S. Navy, the AV-8B and F/A-18A/C/D for the U.S. Marine Corps, and the Harrier GR 7 and Sea Harrier STOVL attack aircraft for the United Kingdom Royal Air Force and Royal Navy.

Calendar-year 2008 marked the seventh full year of performance on the F-35 development contract. Testing of airworthiness and systems evaluation using the first CTOL aircraft continued in 2008 with its first deployment to Edwards Air Force Base, California in October and its transition from subsonic to supersonic flight in November. The first STOVL aircraft achieved first flight and entered the flight test program in June 2008 and is planned to fly in the STOVL mode in 2009. The first flight of the CV aircraft also is planned to occur in 2009. Production continues on the remaining development contract flight test aircraft (all variants) and both CTOL and STOVL production aircraft in Low Rate Initial Production (LRIP) Lots 1 and 2. In late 2008, the U.S. Congress approved full funding for the third LRIP lot which will include seven CTOL, seven STOVL, and an expected three international test airplanes (for the United Kingdom and the Netherlands) for a total of 17 aircraft. Advanced procurement funding for the fourth LRIP production lot of 30 U.S. airplanes was also approved, including funding for the CV configuration.

Given the size of the F-35 program, we anticipate that there will be a number of studies related to the program schedule and production quantities over time as part of the normal DoD, Congressional and international partners’ oversight and budgeting processes.

F-22

In production since 1997, the F-22 Raptor has unmatched capabilities compared with any other fighter aircraft. The capabilities include enhanced maneuverability, stealth, supercruise speed (speed in excess of Mach 1.5 without afterburner) and advanced integrated avionics that enable pilots to attack critical air and surface targets to gain and maintain air superiority against air-to-air and ground-to-air threats. The program is in full-rate production. Through 2008, a total of 133 F-22s have been delivered to the U.S. Air Force, including 23 Raptors delivered during 2008. At December 31, 2008, there were 62 F-22s in backlog. In November 2008, we were awarded a Lot 10 advance procurement contract for four F-22 aircraft with an option for an additional 16 aircraft.

In June 2008, we began delivering F-22s to the fourth operational unit, the 8th Fighter Squadron at Holloman Air Force Base (AFB), New Mexico, and to the U.S. Air Force Weapons School at Nellis AFB, Nevada. Also in 2008, the Raptor completed its deployment to the Royal International Air Tattoo and Farnborough Air shows, its first international air show deployments. The Raptor also participated in its second “Red Flag” exercise, a large-scale force-on-force exercise designed to prepare joint forces to respond to crises around the world, and again demonstrated unique air dominance capabilities essential to ensuring the success of U.S. and coalition forces for decades to come. In 2008, the F-22 surpassed more than 50,000 accumulated flight hours while establishing new standards for capability and maturity.

Both the F-35 and F-22 are complementary 5TH Generation fighters, combining stealth, supersonic speed, high maneuverability, sensor fusion and other attributes to achieve a level of capability and survivability unmatched by earlier generation combat aircraft. This allows them to survive in high threat environments characterized by the proliferation of multiple-fired surface to air missiles and advanced air-to-air weapons. While both aircraft provide significant capability advances over the legacy 4TH Generation aircraft, each is designed for unique mission capabilities. The requirements for additional F-22 aircraft are being discussed by the Administration, DoD, the U.S. Air Force, and Congress. The optimal numbers of F-22 and F-35 aircraft are dependent on the specific defense planning scenarios, as well as operational rotation requirements.

F-16

The F-16 Fighting Falcon is a 4TH Generation fighter which, as a result of multiple upgrades, continues to play an important role in the defense of the U.S. and its allies. From the program’s inception in the mid-1970s through 2008, 4,417 F-16s have been delivered worldwide, representing 30 years of continuous production deliveries. In June 2008, an undefinitized contractual action was signed for the foreign military sales procurement of 24 new F-16 Block 50 aircraft to the Kingdom of Morocco, the 25TH country to purchase this aircraft. In 2008, a total of 28 F-16 aircraft were delivered worldwide. Backlog at year end was 103 F-16 aircraft, including the 24 aircraft for Morocco.

Many technologically advanced multi-role capability improvements have been incorporated into new F-16 production aircraft as well as modification programs for in-service aircraft. Air-to-air and precision attack capabilities have been improved through the inclusion of new systems, sensors and weapons. Advanced electronic warfare systems have improved survivability. New fuel tank configurations have increased range and endurance. Modernized, upgraded engines have increased aircraft performance and improved supportability. Advanced communication links also have given the F-16 network-centric warfare capabilities.

Other Combat Aircraft

We also participate in joint production of the F-2 fighter aircraft for Japan, and are a co-developer of the Korean T-50 supersonic jet trainer aircraft.

Air Mobility

In Air Mobility, we design, develop, produce and provide full system support and sustainment of tactical and strategic airlift aircraft. Our major programs include production, support and sustainment of the C-130J Super Hercules, upgrade and support of the legacy C-130 Hercules worldwide fleet, support of the existing C-5A/B/C Galaxy fleet, and development, modification, installation and support of the emerging C-5M Super Galaxy fleet.

C-130

The C-130J Super Hercules is an advanced technology, tactical transport. It is a multi-mission platform designed primarily to support the military mission of tactical combat transport. It also has been modified to support electronic warfare, weather reconnaissance and sea surveillance missions, and as an aerial tanker. In 2008, we delivered 12 C-130Js, including 11 aircraft to the U.S. Government and one to the Royal Norwegian Air Force. A total of 257 C-130Js have been ordered, with 86 remaining in backlog at the end of 2008. The aircraft in backlog is a record high for the C-130J program that will support a planned increase in the production rate beginning in 2009. Orders received in 2008 included 34 aircraft for the U.S. Government, six for India and four for Qatar.

The Super Hercules is the latest variant produced on the longest continuously operating military aircraft assembly line in history. Including all models of the aircraft, we have delivered a total of 2,325 C-130s from the program’s inception in 1954 through 2008. In the U.S., the active-duty Air Force, Air Force Reserve Command and Air National Guard units fly C-130Js. The Marine Corps operates KC-130J tankers and the Coast Guard flies the HC-130J for maritime patrol and search and rescue. International C-130J operators include the United Kingdom Royal Air Force, Royal Australian Air Force, Italian Air Force, Royal Danish Air Force and Royal Norwegian Air Force.

C-5

The C-5M Super Galaxy is the product of two major modification programs to the C-5 Galaxy strategic airlifter: the C-5 Avionics Modernization Program (AMP) and the C-5 Reliability Enhancement and Re-Engining Program (RERP). In the first quarter of 2008, the DoD approved the RERP modification of 47 C-5Bs and two C-5Cs. Together, the AMP (111 aircraft) and RERP (49 aircraft) modification programs are expected to significantly extend the life and improve the reliability of the C-5 fleet. A total of 111 C-5 aircraft are currently in the U.S. fleet, operated by active duty U.S. Air Force, Air National Guard, and Air Force Reserve Command units.

Advanced Research and Development and Other

We are involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, known as the Skunk Works, is focused on future systems including next generation capabilities for both long-range strike and air mobility. We continue to explore technology advancement and insertion in existing aircraft, such as the F-35, F-22, F-16 and C-130. We also are involved in numerous network enabled activities that allow separate systems to work together to increase effectiveness and continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design and development.

We have made unmanned air systems one focus of our ADP efforts, and are developing the operational concepts and enabling technologies to provide these assets to the DoD in a cost effective manner. In 2008, the Skunk Works was presented a 2007 National Medal of Technology and Innovation award by President George W. Bush for its inventiveness and contributions to the aerospace industry throughout its 65-year history.

Global Sustainment

The Global Sustainment enterprise objective is to ensure mission success throughout the life-cycle of Lockheed Martin aircraft. We provide a full range of logistics support, sustaining engineering, aviation upgrades, modifications, and maintenance, repair and overhaul (MRO) for all of our lines of aircraft, including the F-35, the F-22, the F-16, the C-130, the C-5, the P-3 Orion maritime patrol aircraft and the U-2 Dragon Lady high-altitude reconnaissance aircraft. As the original equipment manufacturer for numerous platforms, we are focused on expanding our global sustainment services, an increasingly important portion of the Aeronautics business.

We have developed the Autonomic Logistics and Global Sustainment (ALGS) solution for the F-35 Lightning II focused on performance-based logistics, to provide an affordable total air system life-cycle sustainment solution for the aircraft’s multiple variants and worldwide customer base.

Our support of the F-22 continues to receive accolades from our DoD customer, winning the Contractor-Military Collaboration of the Year award for F-22 Sustainment at the Defense Logistics 2008 Conference in December and the 2008 Performance-Based Logistics (PBL) System Level award from the Under Secretary of Defense for Acquisition, Technology and Logistics, at the Aerospace Industries Association Fall Product Support Conference in September. Under the Follow-on Agile Sustainment for the Raptor (FASTeR) program, the DoD approved a plan for Lockheed Martin to perform as the product support integrator under a sole source 10-year performance based sustainment acquisition. The contract was awarded in February 2008; the 2009 FASTeR contract option was exercised by the U.S. Air Force in December 2008.

Under the Falcon 2020 program, we provide U.S. and international F-16 operators with avionics and structural upgrade kits to enable those customers to keep their fleets viable for the future. We also provide engineering services, technical publications, maintenance, supply chain support, and field support including support of military operations in Iraq and Afghanistan.

In Air Mobility, we continue as a key member of the C-130 Hercules team, which includes Rolls Royce and Marshall Aerospace, and which was awarded the Hercules Integrated Operational Support (HIOS) contract for the long-term support of the United Kingdom’s fleet of C-130 aircraft. We continue our partnering agreement, signed in 2007, for the long-term support of Italy’s C-130J fleet. We also offer center wing box modifications and avionics upgrades to customers who fly legacy versions of the Hercules in addition to the support and partnerships provided to sustain our newest tactical aircraft. We are partnered with the Warner Robins Air Logistics Center in the sustainment of C-130J aircraft under a long term sustainment program which has received high marks for its success. Sustainment activities for the C-5 Galaxy include the AMP and RERP modernization efforts previously discussed.

We have developed an aircraft service life extension program, including the production of new wings, for the existing fleet of P-3 aircraft, and are continuing work on the P-3 service life extension program for the Royal Norwegian Air Force which began in February 2007. In 2008, we received a contract from the U.S. Customs and Border Protection Agency to provide new wing kits for up to 14 aircraft and an award from the U.S. Navy to provide 13 sets of new production outer wings for its P-3 fleet. In November 2008, the Government of Canada awarded us the Aurora Service Life Extension Program contract for 10 CP-140 (P-3) life extension kits and installation support. The life extension kits are designed to add an estimated 20 to 25 additional years of service to this critical maritime patrol and reconnaissance resource.

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

Through our sustainment services organization at the Donaldson Center in Greenville, South Carolina, we offer “nose-to-tail” aircraft maintenance, modifications and state-of-the-art upgrades, field team support and a full range of depot services and support to myriad customers worldwide. In mid-2008, we established a global supply chain service capability in Johnstown, Pennsylvania, a one-stop supply chain services provider supporting U.S. military, international government, and commercial customers with operational field sites and a knowledgeable, experienced staff. Under our integrated prime vendor contract with the Defense Logistics Agency, we provide parts to the U.S. Air Force’s three Air Logistics Center depots. Our Kelly Aviation Center, L.P. joint venture with Rolls-Royce provides engine maintenance, repair and overhaul and new engine assembly and testing for military and commercial customers.

Competition

We are a major worldwide competitor in combat aircraft, air mobility and military aircraft research and development. Military aircraft are subject to a wide variety of U.S. Government controls (e.g., export restrictions, market access, technology transfer, industrial cooperation and contracting practices). Although a variety of criteria determines the results of different competitions, affordability is a major factor, as are past performance and customer confidence. Other critical factors are technical capabilities, release of technology, prior purchase experience, financing and total cost of ownership.

In international sales, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis beginning on page 55 of this Form 10-K.

We compete with both domestic and international companies. Some or all of these companies are competing, or preparing to compete, for unmanned military aircraft sales. Our military aircraft programs also face potential competition from the application of commercial-aircraft derivatives to missions that require large aircraft and from the proposed application of unmanned systems to traditionally manned missions.

With respect to tactical fighters, the F-16 remains a formidable competitor, especially on the basis of affordability, and our continued ability to update its capabilities with changes in sensor and weapons systems. The U.S. Air Force is the only F-22 customer since international sales of the Raptor are presently prohibited by the U.S. Congress. The F-35 is a cornerstone of future global defense cooperation and is planned to replace several existing multi-role fighters for the U.S. and its allied partners. Due to the number of governments that have agreed to participate in the development phase of the program, we anticipate that significant international demand will develop for purchasing the F-35.

Demand for air mobility aircraft is driven by the need to maintain or replace large numbers of aircraft for which maintenance costs have been increasing and by the high development costs for new replacement aircraft. Currently available new aircraft compete with proposed new aircraft designs and new derivatives of commercial aircraft, as well as with upgrades to customers’ existing platforms, to meet customer needs.

Historically, the U.S. and other governments have sought to maintain and sustain their aircraft as an internal military capability, but this is changing. As a result, demand for outsourced sustainment and logistics has increased. We compete with non-original equipment manufacturing third-party service providers for elements of the sustainment portfolio business.

Space Systems

Space Systems is engaged in the design, research and development, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. The Satellites product line includes both government and commercial satellites. Strategic & Defensive Missile Systems includes missile defense technologies and systems and fleet ballistic missiles. Space Transportation Systems includes the next generation human space flight system known as the Orion crew exploration vehicle, as well as the Space Shuttle’s external tank and commercial launch services using the Atlas V launch vehicle. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities and expendable launch services for the U.S. Government.

In 2008, net sales of $8 billion at Space Systems represented approximately 19% of our total net sales. Space Systems has three principal lines of business, and the percentage that each contributed to its 2008 net sales is:

In 2008, U.S. Government customers accounted for approximately 96% of the segment’s net sales.

Satellites

Our Satellites business designs, develops, manufactures, and integrates advanced technology satellite systems for government and commercial applications. We are responsible for various classified systems and services in support of vital national security systems.

The Space-Based Infrared System (SBIRS) program is providing the nation with enhanced worldwide missile detection and tracking capabilities. The consolidated ground system, operational since 2001, processes data from the Defense Support Program satellites and manages the satellite constellation. The ground system also provides the foundation to evolve mission capabilities as SBIRS payloads and satellites are deployed. SBIRS is envisioned to operate with a total of four satellites in geo-synchronous orbit (GEO) and two sensors in highly-elliptical orbit (HEO) to increase mission capabilities for missile warning, missile defense, technical intelligence and battlespace characterization. Our current contract includes two GEO spacecraft and two HEO payloads, and the procurement of long lead material for the third geo-synchronous orbit spacecraft and third HEO payload. The two HEO payloads are on-orbit; one was declared operational in December 2008, and the second HEO is in initial on-orbit checkout and is scheduled to be declared operational in 2009.

The Mobile User Objective System (MUOS) program is a next-generation narrowband tactical satellite communications system for the U.S. Navy that is envisioned to provide significantly improved and assured communications for the mobile warfighter. MUOS is planned to replace the current narrowband tactical satellite communications system known as the Ultra High Frequency Follow-On system. The MUOS satellites are designed to be compatible with the existing system and associated legacy terminals and provide increased military communications availability. The program calls for the delivery of a constellation of five satellites and consolidated ground support equipment. We are currently under contract to build three space vehicles, procure long lead material for the fourth space vehicle, and develop the ground segment equipment.

The Advanced Extremely High Frequency (AEHF) system is the DoD’s next generation of highly secure communications satellites. The AEHF constellation is envisioned to include four networked satellites designed to provide improved secure data throughput capability and coverage flexibility to regional and global military operations and to be compatible with the Milstar I and II systems. The AEHF communication system includes the satellite constellation, mission control segment, and terminal development. We are under contract to build three space vehicles, procure long lead material for the fourth space vehicle, and develop the ground segment equipment.

The Global Positioning System (GPS) is a space-based radio navigation and time distribution system. Its mission is to provide precise, continuous, and all-weather three-dimensional position, velocity, timing and information to properly equipped air-, land-, sea- and space-based users. We are the prime contractor for the GPS IIR program, which includes 20 satellites that will improve navigation accuracy and provide longer autonomous satellite operation than current global positioning satellites. We were awarded the GPS III program contract, which includes two satellites, simulators and the development of a capability insertion program for future satellites. The GPS III program is a development contract intended to deliver major improvements in accuracy, assured service delivery, integrity, and flexibility for military and civil users.

We also continued to conduct risk reduction and system trade studies supporting the U.S. Air Force’s Transformational Satellite program. The program represents the next step toward transitioning the DoD wideband and protected communications satellite architecture into a single network comprised of multiple satellite, ground, and user segment components. The system is being designed to network mobile warfighters, sensors, weapons, and communications command and control nodes located on the ground, in the air, at sea, or in space. The U.S. Air Force is reassessing its requirements for the system and has recently delayed the planned award of the development contract.

We produce exploration spacecraft such as the Mars Reconnaissance Orbiter and Mars Phoenix Lander, as well as earth-orbiting satellites and sensors for Earth observation and environmental monitoring. Our Satellite business also designs, builds, markets and operates turnkey commercial satellite systems for space-based telecommunications and other applications. In 2008, we delivered two commercial satellites and received two new commercial satellite contracts.

Strategic & Defensive Missile Systems

Our Strategic & Defensive Missile Systems business has been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since the program’s inception in 1955. The Trident II D5 is the latest generation of submarine launched ballistic missiles, following the highly successful Polaris, Poseidon C3, and Trident I C4 programs. The Trident II D5 began initial production in 1988 and has achieved a mission-success track record of 126 consecutive successful test launches. The Trident II D5 is the only intercontinental ballistic missile in production in the United States.

We are integrally involved with several missile defense programs. Under the targets and countermeasures program, we manage missile defense targets hardware and software for the Missile Defense Agency (MDA), providing realistic test environments for the system being developed by the MDA to defend against all classes of ballistic missiles. We are the prime contractor for the MDA’s multiple kill vehicles (MKV) payload system. In the event of an enemy launch, a single interceptor equipped with the MKV payload system is designed to destroy the enemy lethal reentry vehicle along with any countermeasures deployed to confuse the missile defense system. We are part of the industry team that is developing the Airborne Laser to detect, track, and destroy hostile ballistic missiles in the vulnerable boost phase of flight. We provide the beam control fire control system, which is designed to accurately point and focus the high-energy laser beam.

Space Transportation Systems

Our Space Transportation Systems business provides human space flight systems.

We lead an industry team supporting NASA in the design, test, build, integration, and operational capability of the Orion crew exploration vehicle. Orion is an advanced crew capsule design utilizing state-of-the-art technology, and is planned to succeed the Space Shuttle in transporting a new generation of human explorers to and from the International Space Station, the Moon and eventually Mars and beyond.

We also manufacture the NASA Space Shuttle external tank. The tank is the only major non-reusable element of the Space Shuttle. One tank is used for each launch. Our existing contract for the external tanks will continue through the final Space Shuttle flight, currently scheduled for 2010. NASA has studies underway to determine the cost and feasibility of extending the program beyond 2010.

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

Competition

U.S. Government purchases of satellite systems, strategic missiles and space transportation systems are characterized by major competitions governed by DoD or NASA procurement regulations. While the evaluation criteria for selection vary from competition to competition, they are generally characterized by the customer’s best value determination, which includes several important elements, such as affordability, technical capability, schedule, and past performance. We compete worldwide for sales of satellites and commercial launch services against several competitors.

Based on current projected DoD, NASA and other government spending profiles and budget priorities, we believe we are well-positioned to compete for government satellites, strategic and defensive missile systems, and space transportation systems programs. Future competitions for government systems include initiatives for transformational communications, planetary exploration, and science.

Patents

We routinely apply for, and own a substantial number of U.S. and foreign patents related to the products and services our business segments provide. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Unpatented research, development, and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of our business segments, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. We have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space Systems programs. Long-term agreements have helped enable a continued supply of aluminum and titanium. Carbon fiber is an important ingredient in the composite material that is used in our Aeronautics programs, such as the F-22 and F-35. Nicalon fiber also is a key material used on the F-22 aircraft. One type of carbon fiber and the nicalon fiber that we use are currently only available from single-source suppliers. Aluminum lithium, which we use to produce the Space Shuttle’s external tank and for F-16 structural components, also is currently only available from limited sources. We have been advised by some suppliers that pricing and the timing of availability of materials in some commodities markets can fluctuate widely. These fluctuations may negatively affect price and the availability of certain materials, including titanium. While we do not anticipate material problems regarding the supply of our raw materials and believe that we have taken appropriate measures to mitigate these variations, if key materials become unavailable or if pricing fluctuates widely in the future, it could result in delay of one or more of our programs, increased costs, or reduced award fees.

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Government Contracts and Regulation

Our businesses are heavily regulated in most of our fields of endeavor. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, the U.S. Postal Service, the Social Security Administration, and the Departments of Defense, Energy, Justice, Health and Human Services, Homeland Security, State and Transportation. Similar government authorities exist in other countries and regulate our international efforts.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;
•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP) and therefore require reconciliation;
•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts; and
•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

Government contracts are conditioned upon the continuing availability of legislative appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract.

The U.S. Government, and other governments, may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance.

A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs, as a general matter, do not differ materially from those of our other government programs.

Backlog

At December 31, 2008, our total negotiated backlog was $80.9 billion compared with $76.7 billion at the end of 2007. Of our total 2008 year-end backlog, approximately $47.2 billion, or 58%, is not expected to be filled within one year.

These amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not been appropriated). We do not include unexercised options or potential indefinite-delivery/ indefinite-quantity (IDIQ) orders in our backlog. If any of our contracts were to be terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $51.1 billion at December 31, 2008. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis – “Discussion of Business Segments” beginning on page 45 of this Form 10-K.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems, and other concept formulation studies, and bid and proposal efforts related to government products and services. These costs are generally allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to costs of sales, including costs related to bid and proposal efforts, were $1.2 billion in 2008, $1.2 billion in 2007 and $1.1 billion in 2006. See “Research and development and similar costs” in Note 1 – Significant Accounting Policies on page 69 of this Form 10-K.

Employees

At December 31, 2008, we had approximately 146,000 employees, over 90% of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The majority of our employees possess a security clearance. The demand for workers with security clearances who have specialized engineering, information technology and technical skills within the aerospace, defense, and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees. Management considers employee relations to be good.

Approximately 15% of our employees are covered by any one of approximately seventy separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities.

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

We rely heavily upon sales to the U.S. Government including both DoD and non-DoD agencies, obtaining 84% of our sales from U.S. Government customers in 2008. Future sales from orders placed under our existing U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.

We and other U.S. defense contractors have benefited from an upward trend in overall U.S. defense spending in the last few years. This trend continued with the former President’s budget request for fiscal year 2009, which reflected the continued commitment to modernize the Armed Forces and sustain current capabilities while prosecuting the war on terrorism. Future defense budgets and appropriations for our programs and contracts may be affected by possibly differing priorities of the new Administration, including budgeting constraints stemming from the economic recovery and stimulus plans.

Although the ultimate size of future defense budgets remains uncertain, current indications are that overall defense spending will continue to increase over the next few years, albeit at lower rates of growth. However, DoD programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes, and may be impacted by the changes in general economic conditions. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. We believe that our programs are a high priority for national defense, but there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our sales and profitability. In this regard, we are pursuing a strategy in which we seek to expand and complement our existing products and services by moving into adjacent businesses in which we believe that our core competencies will enable us to successfully compete. We may seek to move into adjacent businesses through investments, acquisitions, joint ventures, or by developing our internal capabilities. If we are not successful in this effort, we may not be able to grow our sales and profitability at the rates we anticipate or may have deployed financial and management resources sub-optimally.

We provide a wide range of defense, homeland security and information technology products and services to the U.S. Government. Although we believe that this diversity makes it less likely that cuts in any specific contract or program will have a long-term effect on us, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. In addition, termination of large programs or multiple contracts at a particular business site could require us to evaluate the continued viability of operating that site.

Changes in global security strategy and planning may affect future procurement priorities and existing programs.

We cannot predict whether potential changes in security, defense, and intelligence priorities will afford new or additional opportunities for our businesses in terms of existing, follow-on or replacement programs, or whether we would have to close existing manufacturing facilities or incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding. See “Management’s Discussion and Analysis – Industry Considerations” beginning on page 34 of this report.

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

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or debarment from bidding on contracts.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The U.S. Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, accounting, and information systems. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

The nature of our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

Elements of our business provide products and services where insurance or indemnification may not be available, including:

•	Designing, developing, integrating, producing, sustaining and supporting products using:
•	advanced and unproven technologies,
•	explosive or other inherently dangerous components,
•	systems such as spacecraft, satellites, intelligence systems and homeland security applications that operate in extreme, high demand or high risk conditions;
•	Designing, developing, integrating, producing, sustaining and supporting products to collect, archive, retrieve, fuse, distribute and analyze various types of information;
•

Deploying employees in countries with unstable or competing governments, in areas subject to peacekeeping or humanitarian missions, in areas of armed conflict, at military installations, or accompanying armed forces in the field; and

•	Training others to operate or repair advanced technology products or provide security or other homeland security-related services.

Failure of these products and services could result in extensive loss of life or property damage. Sometimes these products and services are controversial and our role in providing them could subject us to criticism or harm our reputation. Certain products and services may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts. The legal obligations of those working with developing technologies and the resulting products and services may raise issues of first impression and the legal decisions that do deal with these questions may differ from jurisdiction to jurisdiction on a global basis.

Indemnification by the U.S. Government to cover potential claims or liabilities resulting from a failure of technologies developed and deployed may be available in some instances for our defense businesses, but may not be available for homeland security purposes. In addition, there are some instances where the U.S. Government could provide indemnification under applicable law, but elects not to do so. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We generally seek, and in certain cases have obtained, limitation of potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. SAFETY Act qualification is less useful and may not be available to mitigate potential liability for products and services sold internationally. Where we are unable to secure indemnification or qualification under the SAFETY Act or choose not to do so, we may nevertheless elect to provide the product or service when we think the related risks are manageable or when emergency conditions relative to national security make qualification impracticable.

Substantial claims resulting from an accident, failure of our product or service, other incident or liability arising from our products and services in excess of any indemnity and our insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows and operating results. Any accident, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

Our earnings and margins may vary based on the mix of our contracts and programs.

Our backlog includes both cost reimbursable and fixed-price contracts. Cost reimbursable contracts generally have lower profit margins than fixed-price contracts. Production contracts mainly are fixed-price contracts, and developmental contracts generally are cost reimbursable contracts. Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is finally determined (particularly under award and incentive fee contracts).

Under fixed-price contracts, we receive a fixed price despite the actual costs we incur. We have to absorb any costs in excess of the fixed price. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. However, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated. The failure to perform to customer expectations and contract requirements may result in reduced fees and affect our financial performance in that period. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to keep existing programs and win future contract awards.

If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to win future business could be harmed.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, the workshare provided to the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of the personnel of a subcontractor or vice versa. In addition, our subcontractors may be affected by the current economic environment and constraints on available financing to meet their performance requirements or provide needed supplies on a timely basis. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may affect our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. In addition, a delay in obtaining components and parts from our suppliers may affect our ability to meet our customers’ needs and may affect our profitability.

We use estimates in accounting for many of our programs. Changes in our estimates may affect future financial results.

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

Because judgments and estimates are required, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on accounting policies and internal controls we have in place for recognizing sales and profits, see our discussion under Management’s Discussion and Analysis – “Critical Accounting Policies – Contract Accounting / Revenue Recognition” beginning on page 38 and “Controls and Procedures” beginning on page 59, and “Sales and earnings” in Note 1 – Significant Accounting Policies on page 68 of this Form 10-K.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to GAAP arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the U.S. Government may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Changes may result in unanticipated effects on our results of operations or other financial measures.

The level of returns on postretirement benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.

Our earnings may be positively or negatively impacted by the amount of expense we record for our employee benefit plans. This is particularly true with expense for our pension plans. GAAP requires that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and the rate of increase in future compensation levels. In 2008, negative asset returns significantly and negatively affected our future benefit plan expense and requirements to fund the plans. Our benefit plan expense also may be affected by legislation and other government regulatory actions. For a discussion regarding how our financial statements may be affected by benefit plan accounting policies, see Management’s Discussion and Analysis – “Critical Accounting Policies – Postretirement Benefit Plans” beginning on page 39 and Note 10 – Postretirement Benefit Plans beginning on page 82 of this Form 10-K.

International sales and suppliers may pose potentially greater risks.

Our international business may pose greater risks than our domestic business due to the potential for greater volatility in foreign economic and political environments. In return, these greater risks are often accompanied by the potential to earn higher profits than from our domestic business. Our international business also is highly sensitive to changes in foreign national priorities and government budgets which may be further impacted by global economic conditions. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in suspension of our ability to export items from one or more business units or the entire corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. There also are U.S. and international regulations relating to investments, exchange controls and repatriation of earnings, as well as currency, political and economic risks. We also frequently team with international subcontractors and suppliers, who are exposed to similar risks.

In international sales, we face substantial competition from both domestic manufacturers and foreign manufacturers whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their products.

Some international customers require contractors to comply with industrial cooperation regulations and enter into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, manufacturing and financial support projects as a condition to obtaining orders or other arrangements. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. See “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis beginning on page 55 of this Form 10-K.

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

If we are not successful in identifying and closing these transactions, we may not be able to maintain a competitive leadership position or may be required to expend additional resources to develop capabilities internally in certain segments. In evaluating transactions, we are required to make valuation assumptions and exercise judgment regarding business opportunities and potential liabilities. Our assumptions or judgment may prove to be inaccurate. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from the acquisition target’s previous activities. Future acquisitions, if funded by issuing stock or incurring indebtedness, could dilute returns to existing stockholders, or adversely affect our credit rating or future financial performance. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation and other liabilities. We believe that we have established appropriate procedures and processes to mitigate many of these risks, but there is no assurance that our integration efforts and business acquisition strategy will be successful.

Divestitures may result in continued financial involvement through guarantees or other financial arrangements for a period of time following the transaction. Nonperformance by divested businesses could affect our future financial results.

Joint ventures operate under shared control with other parties. Under the equity method of accounting for nonconsolidated joint ventures, we recognize our share of the operating results of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control.

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

Our operations are subject to and affected by a variety of federal, state, local and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the Environmental Protection Agency (EPA) or by a state agency. In addition, we could be affected by future regulations imposed in response to concerns over climate change and other actions commonly referred to as “green initiatives.” We currently are developing a comprehensive program to reduce the effects of our operations on the environment.

We manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the government, and we have relied (and continue to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically are borne by either the government or the contractor, depending on the contract and the relevant facts.

Most of the laws governing environmental matters include criminal provisions. If we were to be convicted of a violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the EPA on the “Excluded Parties List” maintained by the General Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract while so listed by the EPA.

We have incurred and will likely continue to incur liabilities under various federal and state statutes for the cleanup of pollutants previously released into the environment. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the extent of the contamination, changing cost estimates, evolution of technologies used to remediate the site, and continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42 and in Note 13 – Legal Proceedings, Commitments and Contingencies on page 90 of this Form 10-K.

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

Our business may be adversely affected by the outcome of legal proceedings and other contingencies (including environmental remediation costs) that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings beginning on page 25 and Note 13 – Legal Proceedings, Commitments and Contingencies beginning on page 90 of this Form 10-K.

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

In addition, general economic conditions and trends, including interest rates, government budgets and inflation, can and do affect our businesses. For a discussion identifying additional risk factors and important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the preceding discussion of Government Contracts and Regulation beginning on page 16, Risk Factors beginning on page 18, Management’s Discussion and Analysis beginning on page 33, and Note 1 – Significant Accounting Policies beginning on page 67 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2008, we operated in 584 locations (including offices, manufacturing plants, warehouses, service centers, laboratories and other facilities) throughout the United States and internationally. Of these, we owned 45 locations aggregating approximately 29 million square feet and leased space at 539 locations aggregating approximately 27 million square feet. We also manage or occupy various government-owned facilities. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2008, our business segments occupied facilities at the following major locations that housed in excess of 500,000 square feet of floor space:

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

•	Aeronautics—Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth and San Antonio, Texas.
•	Space Systems—Sunnyvale, California; Denver, Colorado; and New Orleans, Louisiana.
•	Corporate activities—Bethesda, Maryland.

The following is a summary of our floor space by business segment at December 31, 2008:

(Square feet in millions)	Leased	Owned	Government Owned	Total
Electronic Systems	10.7	10.2	6.3	27.2
Information Systems & Global Services	9.6	2.8	—	12.4
Aeronautics	3.5	5.0	15.2	23.7
Space Systems	1.8	8.6	4.7	15.1
Corporate activities	.9	2.8	—	3.7
Total	26.5	29.4	26.2	82.1

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. The results of legal proceedings, however, cannot be predicted with certainty. These matters include the proceedings summarized in Note 13 – Legal Proceedings, Commitments and Contingencies beginning on page 90 of this Form 10-K.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42, and in Note 13 – Legal Proceedings, Commitments and Contingencies beginning on page 90 of this Form 10-K.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age at December 31, 2008, positions and offices held with the Corporation, and principal occupation and business experience over the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Robert J. Stevens (57), Chairman, President and Chief Executive Officer

Mr. Stevens has served as Chairman of the Board since April 2005, Chief Executive Officer since August 2004 and President since October 2000. He previously served as Chief Operating Officer from October 2000 to August 2004.

James B. Comey (48), Senior Vice President and General Counsel

Mr. Comey has served as Senior Vice President and General Counsel since October 2005. He previously served as Deputy Attorney General of the United States from 2003 to 2005.

Linda R. Gooden (55), Executive Vice President – Information Systems & Global Services

Ms. Gooden has served as Executive Vice President – Information Systems & Global Services since January 2007. She previously served as Deputy Executive Vice President – Information & Technology Services from October 2006 to December 2006, and President, Lockheed Martin Information Technology from September 1997 to December 2006.

Ralph D. Heath (60), Executive Vice President – Aeronautics

Mr. Heath has served as Executive Vice President – Aeronautics since January 2005. He previously served as Executive Vice President and General Manager of the F-22 Program from November 2002 to December 2004.

Christopher E. Kubasik (47), Executive Vice President – Electronic Systems

Mr. Kubasik has served as Executive Vice President – Electronic Systems since September 2007. He previously served as Executive Vice President and Chief Financial Officer from August 2004 to August 2007, and Senior Vice President and Chief Financial Officer from February 2001 to August 2004.

Joanne M. Maguire (54), Executive Vice President – Space Systems

Ms. Maguire has served as Executive Vice President – Space Systems since July 2006. She previously served as Vice President and Deputy of Lockheed Martin Space Systems Company from July 2003 to June 2006.

John C. McCarthy (61), Vice President and Treasurer

Mr. McCarthy has served as Vice President and Treasurer since April 2006. He previously served as Vice President of Finance and Business Operations for Aeronautics from March 2000 through March 2006.

Martin T. Stanislav (44), Vice President and Controller

Mr. Stanislav has served as Vice President and Controller since March 2005. He previously served as Vice President and Controller for Aeronautics from June 2002 to March 2005.

Bruce L. Tanner (49), Executive Vice President and Chief Financial Officer

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

At January 31, 2009, we had 38,956 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol LMT. Information concerning the stock prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid Per Share and Market Prices

	Dividends Paid Per Share			Market Prices (High-Low)
Quarter	2008	2007		2008	2007
First	$0.42	$0.00	(a)	$110.25 – $90.44	$103.50 – $91.08
Second	0.42	0.70	(a)	110.60 – 98.44	100.10 – 93.06
Third	0.42	0.35		120.30 – 97.80	108.75 – 88.86
Fourth	0.57	0.42		115.01 – 67.38	113.74 – 103.33
Year	$1.83	$1.47		$120.30 – $67.38	$113.74 – $88.86

(a)	Dividends of $0.35 per share were declared during the first quarter of 2007 and paid in the second quarter.

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2003 to the Standard and Poor’s (S&P) Aerospace & Defense Index and the S&P 500 Index.

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

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three-month period ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares That May Yet Be Purchased Under the Program (b)
October	3,400,000	$93.09	3,400,000	36,981,584
November	3,230,000	80.19	3,230,000	33,751,584
December	—	—	—	33,751,584

(a)	We repurchased a total of 6,630,000 shares of our common stock during the quarter ended December 31, 2008 under a share repurchase program that we announced in October 2002.
(b)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 158 million shares of our common stock from time-to-time, including 30 million shares authorized for repurchase by our Board of Directors in September 2008. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases, in compliance with applicable law and regulation. As of December 31, 2008, we had repurchased a total of 124.3 million shares under the program.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (a) (b) (c)	22,014,447	$70.44	18,070,275
Equity compensation plans not approved by security holders (d)	1,785,750	—	3,214,250
Total (b) (c) (d)	23,800,197	$70.44	21,284,525

(a)

As of December 31, 2008, there were 17,189,997 shares available for grant under the Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan (“IPA Plan”) as options, stock appreciation rights (“SARs”), Restricted Stock Awards (“RSAs”), or Restricted Stock Units (RSUs”); there are no restrictions on the number of the available shares that may be issued in respect of SARs or stock units. As currently in effect, no more than 28% of shares authorized under the IPA Plan (12,460,000 shares) may be issued as RSAs. As of December 31, 2008, 2,890,882 shares have been granted as restricted stock under the IPA Plan (25,000 as RSAs and 2,865,882 as RSUs). Of the 17,189,997 shares available for grant on December 31, 2008, 4,469,650 and 1,605,530 shares are issuable pursuant to grants on January 26, 2009, of options and RSUs, respectively. Amounts in the third column of the table also include 880,278 shares that may be issued under the Lockheed Martin Corporation 1999 Directors Equity Plan (“Directors Equity Plan”) prior to January 1, 2009, and 3,559 shares that may be issued under the Lockheed Martin Corporation Directors’ Deferred Stock Plan (“Directors’ Deferred Stock Plan”), a plan that was approved by the stockholders in 1995; effective May 1, 1999, no additional shares may be awarded under the Directors’ Deferred Stock Plan. Effective January 1, 2009, awards will no longer be made under the Directors’ Equity Plan but will be made under a new plan approved by stockholders at the 2008 Annual Meeting, at which time, the stockholders approved the issuance of up to 600,000 shares for the new Directors’ Plan. Stock units payable in cash only under the IPA Plan, predecessors to the IPA Plan or other plans sponsored by the Corporation are not included in the table. For RSAs, shares are issued at the date of grant but remain subject to forfeiture; for RSUs, shares are issued once the restricted period ends and the shares are no longer forfeitable.

(b)

At December 31, 2008, a total of 178,288 shares of Lockheed Martin common stock were issuable upon the exercise of the options assumed by the Corporation in connection with the COMSAT Corporation acquisition. The weighted average exercise price of those outstanding options was $23.46 per share. The amounts exclude 2,996 stock grants held in a trust pursuant to the Deferred Compensation Plan for Directors of Lockheed Corporation. No further grants may be made under the assumed plans.

(c)

The maximum number of shares of stock that may be subject to stock options, SARs, restricted stock, and stock units granted or issued under the IPA Plan in any calendar year is 1.6% of the Corporation’s outstanding shares of stock on December 31 of the calendar year immediately preceding the date of grant of the award, calculated in a manner consistent with the method used for calculating outstanding shares for reporting in the Annual Report.

(d)

Employees may defer Management Incentive Compensation Plan (“MICP”) and Long-Term Incentive Performance (“LTIP”) amounts earned and payable to them to the Deferred Management Incentive Compensation Plan (“DMICP”). At the election of the employee, deferred amounts are credited as stock units at the closing price of our stock on the date the deferral is effective. Amounts equal to our dividend are credited as stock units at the time we pay a dividend. Following termination of employment, a number of shares of stock equal to the number of stock units credited to the employee’s DMICP account are distributed to the employee. There is no discount or value transfer on the stock distributed. As a result, the phantom stock units also were not considered in calculating the total weighted average exercise price in the table.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Financial Data - Five Year Summary

(In millions, except per share data and ratios)	2008 (a)	2007 (b)	2006 (c)	2005 (d)	2004 (e)
OPERATING RESULTS
Net Sales	$42,731	$41,862	$39,620	$37,213	$35,526
Cost of Sales	38,082	37,628	36,186	34,676	33,558
	4,649	4,234	3,434	2,537	1,968
Other Income (Expense), Net	482	293	336	316	171
Operating Profit	5,131	4,527	3,770	2,853	2,139
Interest Expense	341	352	361	370	425
Other Non-Operating Income (Expense), Net	(88)	193	183	133	(50)
Earnings Before Income Taxes	4,702	4,368	3,592	2,616	1,664
Income Tax Expense	1,485	1,335	1,063	791	398
Net Earnings	$3,217	$3,033	$2,529	$1,825	$1,266
EARNINGS PER COMMON SHARE
Basic	$8.05	$7.29	$5.91	$4.15	$2.86
Diluted	$7.86	$7.10	$5.80	$4.10	$2.83
CASH DIVIDENDS PER COMMON SHARE	$1.83	$1.47	$1.25	$1.05	$0.91
CONDENSED BALANCE SHEET DATA
Cash and Cash Equivalents	$2,168	$2,648	$1,912	$2,244	$1,060
Short-Term Investments	61	333	381	429	396
Other Current Assets	8,454	7,959	7,871	7,856	7,497
Property, Plant and Equipment, Net	4,488	4,320	4,056	3,924	3,599
Goodwill	9,526	9,387	9,250	8,447	7,892
Purchased Intangibles, Net	355	463	605	560	672
Prepaid Pension Asset	122	313	235	1,360	1,030
Other Assets	8,265	3,503	3,921	2,924	3,408
	$33,439	$28,926	$28,231	$27,744	$25,554
Current Maturities of Long-Term Debt	$242	$104	$34	$202	$15
Other Current Liabilities (f)	10,300	9,933	9,661	9,340	8,621
Long-Term Debt, Net	3,563	4,303	4,405	4,784	5,104
Accrued Pension Liabilities	12,004	1,192	3,025	2,097	1,660
Other Postretirement Benefit Liabilities	1,386	928	1,496	1,277	1,236
Other Liabilities (f)	3,079	2,661	2,726	2,177	1,897
Stockholders’ Equity	2,865	9,805	6,884	7,867	7,021
Total	$33,439	$28,926	$28,231	$27,744	$25,554
COMMON SHARES AT YEAR-END	393	409	421	432	438
CASH FLOW DATA
Cash Provided by Operating Activities (g)	$4,421	$4,238	$3,765	$3,204	$2,921
Cash Used for Investing Activities	(907)	(1,205)	(1,655)	(499)	(708)
Cash Used for Financing Activities	(3,938)	(2,300)	(2,460)	(1,511)	(2,166)
RETURN ON INVESTED CAPITAL (h)	21.7%	21.4%	19.2%	14.5%	10.8%
NEGOTIATED BACKLOG	$80,914	$76,660	$75,905	$74,825	$73,986

Notes to Five Year Summary

(a)

Includes the effects of items not considered in the assessment of the operating performance of our business segments (see the section, “Results of Operations – Unallocated Corporate Income (Expense), Net” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)) which increased operating profit by $193 million, $126 million after tax ($0.31 per share).

(b)

Includes the effects of items not considered in the assessment of the operating performance of our business segments which increased operating profit by $71 million, $46 million after tax ($0.11 per share). Also includes a reduction in income tax expense of $59 million

($0.14 per share) resulting from the closure of Internal Revenue Service examinations for the 2003 and 2004 tax years and claims we filed for additional extraterritorial income tax benefits for years prior to 2005. On a combined basis, these items increased net earnings by $105 million after tax ($0.25 per share).

(c)	Includes the effects of items not considered in the assessment of the operating performance of our business segments which increased operating profit by $230 million, $150 million after tax ($0.34 per share). Also includes a charge of $16 million, $11 million after tax ($0.03 per share), in other non-operating income (expense), net for a debt exchange, and a reduction in income tax expense of $62 million ($0.14 per share) resulting from a tax benefit related to claims we filed for additional extraterritorial income exclusion tax benefits. On a combined basis, these items increased net earnings by $201 million after tax ($0.45 per share).
(d)	Includes the effects of items not considered in the assessment of the operating performance of our business segments which, on a combined basis, increased operating profit by $173 million, $113 million after tax ($0.25 per share).
(e)	Includes the effects of items not considered in the assessment of the operating performance of our business segments which decreased operating profit by $61 million, $54 million after tax ($0.12 per share). Also includes a charge of $154 million, $100 million after tax ($0.22 per share), in other non-operating income (expense), net for the early repayment of debt, and a reduction in income tax expense resulting from the closure of an Internal Revenue Service examination of $144 million ($0.32 per share). On a combined basis, these items reduced net earnings by $10 million after tax ($0.02 per share).
(f)	In 2008, we reclassified certain amounts from other liabilities to other current liabilities. Prior year amounts have been reclassified to conform to the 2008 presentation. The amounts associated with the reclassification for the prior periods are as follows: $166 million in 2007; $142 million in 2006; $114 million in 2005; and $70 million in 2004.
(g)	In 2008, we reclassified the effect of exchange rate changes on cash held in foreign currencies on our Statement of Cash Flows from cash provided by operating activities to effect of exchange rate changes on cash and cash equivalents. Prior year amounts of cash provided by operating activities in the table above have been reclassified to conform to the 2008 presentation. The amounts associated with the effect of exchange rate changes on cash and cash equivalents for prior periods increased (decreased) cash provided by operating activities as follows: $(3) million in 2007; $(18) million in 2006; $10 million in 2005; and $(3) million in 2004.
(h)	We define return on invested capital (ROIC) as net earnings plus after-tax interest expense divided by average invested capital (stockholders’ equity plus total debt), after adjusting stockholders’ equity by adding back adjustments related to postretirement benefit plans. We believe that reporting ROIC provides investors with greater visibility into how effectively we use the capital invested in our operations. We use ROIC as one of the inputs in our evaluation of multi-year investment decisions and as a long-term performance measure, and also use it as a factor in evaluating management performance under certain of our incentive compensation plans. ROIC is not a measure of financial performance under generally accepted accounting principles, and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. We calculate ROIC as follows:

(In millions)	2008	2007	2006	2005	2004
Net earnings	$3,217	$3,033	$2,529	$1,825	$1,266
Interest expense (multiplied by 65%) [1]	222	229	235	241	276
Return	$3,439	$3,262	$2,764	$2,066	$1,542
Average debt [2,5]	$4,346	$4,416	$4,727	$5,077	$5,932
Average equity [3,5]	8,236	7,661	7,686	7,590	7,015
Average benefit plan adjustments [4,5]	3,256	3,171	2,006	1,545	1,296
Average invested capital	$15,838	$15,248	$14,419	$14,212	$14,243
Return on invested capital	21.7%	21.4%	19.2%	14.5%	10.8%

[1]	Represents after-tax interest expense utilizing the federal statutory rate of 35%.
[2]	Debt consists of long-term debt, including current maturities of long-term debt, and short-term borrowings (if any).
[3]	Equity includes non-cash adjustments, primarily related to average benefit plan adjustments discussed in Note 4 below.
[4]

Average benefit plan adjustments reflect the cumulative value of entries identified in our Statement of Stockholders’ Equity under the captions “Postretirement benefit plans,” “Adjustment for adoption of FAS 158” and “Minimum pension liability.” The total of annual benefit plan adjustments to equity were: 2008 = $(7,253) million; 2007 = $1,706 million; 2006 = $(1,883) million; 2005 = $(105) million; and 2004 = $(285) million. As these entries are recorded in the fourth quarter, the value added back to our average equity in a given year is the cumulative impact of all prior year entries plus 20% of the current year entry value. The cumulative impact of benefit plan adjustments through December 31, 2003 was $(1,239) million.

[5]	Yearly averages are calculated using balances at the start of the year and at the end of each quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

The financial section of our Form 10-K includes management’s discussion and analysis, our consolidated financial statements, the notes to those financial statements and a five year summary of financial information. We have prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of our Company and summarize some of the more important activities and events that occurred this year.

Our Business

Lockheed Martin is a global security company that principally is engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government. In 2008, 2007 and 2006, 84% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Of the remaining 16% of net sales, approximately 13% related to sales to foreign government customers (including foreign military sales funded, in whole or in part, by the U.S. Government), with the remainder attributable to commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

We operate in four principal business segments: Electronic Systems, Information Systems & Global Services (IS&GS), Aeronautics, and Space Systems. As a lead systems integrator, our products and services range from electronics and information systems (including integrated net-centric solutions), to missiles, aircraft, and spacecraft. We organize our business segments based on the nature of the products and services offered.

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 33 through 59) – provides our management’s view about industry trends, risks, uncertainties, accounting policies that we view as critical in light of our business, our results of operations (including discussion of the key performance drivers of each of our business segments), our financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Reports related to the financial statements and internal control over financial reporting (pages 60 through 62) include the following:

•

A report from management indicating our responsibility for financial reporting, the financial statements, and the system of internal control over financial reporting, including an assessment of the effectiveness of those controls;

•	A report from Ernst & Young LLP, an independent registered public accounting firm, which includes their opinion on the effectiveness of our system of internal control over financial reporting; and
•	A report from Ernst & Young LLP which includes their opinion on the fair presentation of our financial statements based on their audits.

Financial statements (pages 63 through 66) – include our Consolidated Statements of Earnings, Cash Flows and Stockholders’ Equity for each of the last three years, and our Consolidated Balance Sheet as of the end of the last two years. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Notes to the financial statements (pages 67 through 96) – provide insight into and are an integral part of our financial statements. The notes contain explanations of our significant accounting policies, details about certain of the captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to our business segments. The notes to the financial statements also are prepared in accordance with GAAP.

Highlights

The financial section of our Form 10-K describes our ongoing operations, including discussions about particular lines of business or programs, our ability to finance our operating activities, trends and uncertainties in our industry, and how they might affect our future operations. We also discuss those items affecting our results that were not considered in senior management’s assessment of the operating performance of our business segments. We separately disclose these items to assist in your evaluation of our overall operating performance and financial condition of our consolidated company. We would like to draw your attention to the following items disclosed in this financial section and where you will find them:

Topic	Location(s)
Critical accounting policies:
Contract accounting/revenue recognition	Page 38 and page 68
Postretirement benefit plans	Page 39 and page 82
Environmental matters	Page 42, page 68 and page 91
Goodwill	Page 43 and page 68
Stock-based compensation	Page 43, page 70 and page 88
Discussion of business segments	Page 45 and page 73
Liquidity and cash flows	Page 51 and page 65
Capital structure and resources	Page 53, page 64, page 66 and page 87
Legal proceedings, commitments and contingencies	Page 55 and page 90
Income taxes	Page 70 and page 78

Industry Considerations

U.S. Government Business

Budget Priorities

In these times of unprecedented economic uncertainty and market turmoil, developing and implementing spending, tax, and other initiatives to stimulate the faltering economy is at the forefront of the U.S. Government’s activities. We expect the new Obama Administration’s decisions regarding defense, homeland security, and other federal spending priorities, and the Congress’ reaction to the Administration’s proposals, to be balanced with the cost and impact of economic stimulus initiatives, particularly in the longer term. Spending priorities for fiscal year 2010 will be announced soon, with submission of a detailed President’s Budget Request for Fiscal Year 2010 and beyond expected by late April or early May of 2009. Although we believe some priorities will change, many of the investments and acquisitions we have made have been focused on aligning our businesses to address what we believe are the most enduring national imperatives and critical mission areas. But the possibility remains that one or more of our programs could be reduced, extended, or terminated as a result of the Administration’s assessment of priorities.

Department of Defense Business

The Department of Defense (DoD) has, for the past eight years, focused on sustainment of current military capabilities and modernization of our Armed Forces to deter and defeat current and future threats. The prior Administration primarily sought to fund the U.S. military missions in Iraq and Afghanistan and other unforeseeable contingency or peacekeeping operations through supplemental funding requests. This supplemental funding enabled the DoD to proceed with critical recapitalization and modernization programs in the “base” budget, rather than using base budget funds available for those programs to pay for the Iraq and Afghanistan missions and other unforeseen operations. While we expect to see continued support of such initiatives under the new Administration, other national priorities must also be addressed, most notably the current financial crisis. Initiatives to address economic stimulus will compete with other national priorities, such as defense and homeland security.

In this period of transition, we expect the new Administration to look broadly across current programs and examine existing resources as part of its assessment of national priorities. Although the ultimate size of future defense budgets remains uncertain, current indications are that overall defense spending will continue to increase over the next few years, albeit at lower rates of growth. The DoD base budget for fiscal year 2009 provided mid-single-digit growth above prior year levels. Current estimates for the budget for fiscal year 2010 provide for growth of about 2% to 3% over 2009 levels. The Administration’s assessment likely will include focus on the level and composition of supplemental budget requests going forward. Although Congress has continued to express concern about the size of supplemental budget requests, funding for ongoing operations has not been significantly curtailed by Congress to date. We expect to see continuing pressure to reduce supplemental funding requests.

We believe our broad mix of programs and capabilities continues to position us favorably to support the current and future needs of the DoD. For example, the need for more affordable logistics and sustainment, expansive use of information technology and knowledge-based solutions, and vastly improved levels of network and cybersecurity, all appear to be national priorities. To meet these changing dynamics, we have been growing our portfolio of expertise, diversifying our business, and expanding systems integration skills into adjacent businesses and programs that include surface naval vessels, rotary wing aviation and land vehicles.

We continue to produce the F-22 Raptor for the U.S. Air Force and will expand production of the C-130J Super Hercules tactical airlifter to meet U.S. Government and other demand. We also are preparing for increased production of the F-35 Lightning II Joint Strike Fighter for the U.S. Navy, Air Force, Marine Corps, and international partners. In the areas of space-based intelligence and information superiority, we have leadership positions on programs such as the Global Positioning Satellite program (GPS III), TSAT Mission Operations System (TMOS), Mobile User Objective System (MUOS), the Advanced Extremely High Frequency (AEHF) system, the Space-Based Infrared System-High (SBIRS-H), and classified programs.

Our products are represented in almost every aspect of land, sea, air and space-based missile defense, including the Aegis Weapon System program, the Patriot Advanced Capability (PAC-3) missile program, the Terminal High Altitude Area Defense (THAAD) system, the Multiple Kill Vehicle (MKV) program, and the Medium Extended Air Defense System (MEADS). We continue to perform on contracts to develop and deliver essential munitions, missile, and other systems, such as Hellfire, Guided Multiple Launch Rocket Systems, and EQ-36 radar systems, to our warfighters. We are bringing our systems integration expertise, as well as our existing advanced technology products and services into adjacent military product lines, such as the Littoral Combat Ship, the VH-71 U.S. Presidential Helicopter, and the Joint Light Tactical Vehicle programs. We also have unmanned systems capabilities, including air, ground, and underwater systems.

In the area of command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) programs, our capabilities include the Air Operations Center Weapons System Integrator, the Airborne Maritime Fixed Joint Tactical Radio System, the Warfighter Information Network – Tactical, the Combatant Commanders Integrated Command and Control System, and the Global Communications Support System – Air Force.

We are a significant presence in information technology support and modernization for the DoD. We see opportunities for expansion of our sustainment and logistical support activities to enhance the longevity and cost-effectiveness of the systems procured by our customers, and for improving global supply chain management. We also see opportunities to grow our business in providing global services and business process management for DoD needs.

Despite the anticipated modest increase in the 2010 defense budget, we believe our revenue growth will exceed expected growth in the DoD budget. We expect strong expansion in our F-35 program as we begin low rate production activities and in sales of information technology solutions. We expect continued growth in our core and adjacent businesses for both domestic and international customers, as we broaden our portfolio and remain committed to excellence in execution. Our revenues have historically not been dependent on supplemental funding requests.

Many of our programs require funding over several annual government budget cycles. There is always an inherent risk that these and other DoD programs could become potential targets for future reductions or elimination of funding to pay for other programs, either in the new Administration’s budget reviews or in the Congressional process of annual appropriations.

Non-Department of Defense Business

Our experience in the defense arena, together with our core information technology and services expertise, has enabled us to provide products and services to a number of government agencies, including the Departments of Homeland Security, Justice, Commerce, Health and Human Services, State, Transportation and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, the National Aeronautics and Space Administration (NASA), the Environmental Protection Agency (EPA), the National Archives, and the Library of Congress.

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

Our recent experiences with non-DoD agencies have reinforced our strategy of becoming the world’s premier global security company. We have seen the global security environment becoming much more complex and dynamic. The very definition of security has continued to change. Over and above traditional military preparedness, we have seen and been a part of further expansion into more effective counter-terrorism and intelligence capabilities, international cooperation activities requiring more interoperable systems, and humanitarian, peace-keeping, and operational stabilization initiatives.

Consistent with our DoD business, more affordable logistics and sustainment, a more expansive use of information technology and knowledge-based solutions, and improved levels of network and cybersecurity, all appear to be priorities in our non-DoD business as well. Homeland security, critical infrastructure protection, and improved service levels for civil government agencies also appear to be high customer priorities.

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

We have made disciplined acquisitions and investments to reinforce our presence and skills in the information sciences domain. We believe expanded access to continuous high quality situational awareness will remain essential in assuring clarity and reducing uncertainty in today’s environment. The very need for this increased situational awareness will drive the linkage of increasingly robust communication systems, advanced sensing devices and the computers that control them. This capability will enable the meaningful sharing of information and networks will continue to grow in power and importance to accommodate these new linkages. We also believe the criticality of network security will result in increased demand for cybersecurity, and encryption security solutions. We expect to be well-positioned to meet these growing needs.

The prior Administration’s budget proposal for fiscal year 2009 sought to limit overall growth in the civil agency budgets to one percent per year or less. Similar to spending in the area of defense, civil programs will also have to compete with resource requirements for economic stimulus. Though we expect to see relatively small increases in total non-defense discretionary spending in the near term, we believe our key programs will continue to be supported in the budgets of the various agencies with which we do business.

Similar to the risks inherent in our defense business, funding for our civil agency business is contingent on approval in annual appropriations for each of the agencies with which we have business. Major programs may be funded over several annual government budget cycles, with the risk of future reductions or elimination in the new Administration’s budget review or in the annual Congressional appropriations process.

In the civil government business, some risks are unique to particular programs. For example, although indemnification by the U.S. Government to cover potential claims or liabilities resulting from a failure of technologies developed and deployed may be available in some instances for our defense businesses, U.S. Government indemnification may not be available for homeland security purposes. In addition, there are some instances where the U.S. Government could provide indemnification under applicable law, but elects not to do so. While we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We generally seek, and in most cases have obtained, limitation of such potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. SAFETY Act qualification is not available to mitigate potential liability for international applications of our homeland security products and services. Where we are unable to secure indemnification or qualification under the SAFETY Act or choose not to do so, we may nevertheless elect to provide the product or service when we think the related risks are manageable or when emergency conditions relative to national security make qualification impractical.

Other Business Considerations

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

As a government contractor, we are subject to U.S. Government oversight. The government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and suspended from being able to bid on, or be awarded, new government contracts for a period of time. A conviction could result in debarment for a specific period of time. Similar government oversight exists in most other countries where we conduct business. Although we cannot predict the outcome of these types of investigations and inquiries with certainty, based on current facts, we believe the probability is remote that any of the claims, audits or investigations pending against us will have a material adverse effect on our business or our results of operations, cash flows or financial position.

We have entered into various joint ventures, teaming and other business arrangements to help support our portfolio of products and services in many of our lines of business, and their activities are closely aligned with our operations. For example, we have a 50% equity interest in United Launch Alliance, LLC (ULA), which provides the production, engineering, test and launch operations associated with U.S. Government launches on Atlas and Delta launch vehicles, and a 50% equity interest in United Space Alliance, LLC (USA), which provides ground processing and other operational services to the Space Shuttle program.

In some cases, we form joint ventures with one or more other contractors for the purpose of pursuing a bid for a particular contract and, if successful, the joint venture serves as the prime contractor under that contract. In those instances, the work under contract is performed by subcontractors to the joint venture including, but not limited to, the joint venture investors. We generally limit our exposure under these arrangements to our investment in the venture, which is typically not material, and to the performance of our obligations under the subcontract. In some cases, we guarantee contractual performance by the venture, but are generally cross-indemnified by the other venture participants to the extent of their contractual performance obligations.

We remain committed to growth in our sales to international customers. Those customers, similar to our U.S. Government customers, have been affected by the global economic crisis. We expect their decisions regarding defense and security spending will also compete with their own economic stimulus initiatives. We conduct business with foreign governments primarily through Electronic Systems and Aeronautics. Our international sales are composed of “foreign military sales” through the U.S. Government and direct commercial contracts. With regard to the Aegis Weapon System, our Electronic Systems segment performs activities in the development, production, ship integration and test, and lifetime support for ships of international customers (e.g., Japan, Spain, Korea, Norway, and Australia). This segment also was awarded two contracts by the Canadian Government for the upgrade and support of combat systems on Halifax class frigates and Iroquois class destroyers. Electronic Systems produces the PAC-3 missile, an advanced defensive missile designed to intercept incoming airborne threats, for international customers including Japan, Germany, the Netherlands and the United Arab Emirates (UAE).

In Aeronautics, the U.S. Government and eight foreign government partners are working together on the design, testing, production and sustainment of the F-35 Lightning II. The F-16 Fighting Falcon has been selected by 25 countries, with 52 follow-on buys from 14 customers. We continue to expand the C-130J Super Hercules air mobility aircraft’s international footprint with customers in nine countries including recent orders from India and Qatar. In global sustainment, we are leveraging our value as the original equipment manufacturer (OEM) for our major platforms and have set up new production capabilities to provide service life extension, including new wings and support for Norway’s P-3 fleet and the recent awards from the U.S. and Canadian Governments to upgrade their P-3 aircraft.

IS&GS, through its subsidiary Pacific Architects and Engineers (PAE), has increased our presence in certain less developed countries by providing base camp construction, logistics, democratization and management services, among others, generally through our contracts with such customers as the United Nations and the U.S. Department of State. In addition, IS&GS was awarded the contract to provide all data processing for the population census in England, Wales and Northern Ireland for the 2011 Census, including development of the related system.

To the extent our contracts and business arrangements with international partners include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries and the potential for unanticipated cost increases resulting from the possible deterioration of political relations. The nature of our international business also makes us subject to the export control regulations of the U. S. Department of State and the Department of Commerce. If these regulations are violated, it could result in monetary penalties and denial of export privileges. We are currently unaware of any violations of export control regulations which are reasonably likely to have a material adverse effect on our business or our results of operations, cash flows or financial position.

Critical Accounting Policies

Contract Accounting / Revenue Recognition

Approximately 80% of our net sales are derived from long-term contracts for design, development and production activities, which are accounted for under the provisions of American Institute of Certified Public Accountants’ Statement of Position (SOP) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Our remaining net sales are derived from contracts to provide other services that are not associated with design, development or production activities. We account for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

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

In some instances, long-term production programs may require a significant level of development and/or a low rate of initial production units in their early phases, but will ultimately require delivery of increased quantities in later, full rate production stages. In those cases, the revenue recognition methodology may change from the cost-to-cost method to the units-of-delivery method as new contracts for different phases of a program are received after considering, among other factors, program and production stability. As we incur costs under cost-reimbursement-type contracts, we record sales and an estimated profit. Cost-reimbursement-type contracts include time and materials and other level-of-effort-type contracts. Examples of this type of revenue recognition include the F-35 Lightning II Joint Strike Fighter development and low-rate initial production contracts, and the THAAD missile defense program. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government (i.e., foreign military sales).

As a general rule, we recognize sales and profits earlier in a production cycle when we use the cost-to-cost and milestone methods of percentage of completion accounting than when we use the units-of-delivery method. In addition, our profits and margins may vary materially depending on the types of long-term contracts undertaken, the costs incurred in their performance, the achievement of other performance objectives, and the stage of performance at which the right to receive fees, particularly under award and incentive fee contracts, is finally determined.

Award fees and incentives related to performance on design, development and production contracts, which are generally awarded at the discretion of the customer, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Estimates of award fees are based on actual awards and anticipated performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Those incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance.

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies in place to address these as well as other contractual and business arrangements to properly account for long-term contracts.

Products and services provided under long-term design, development and production contracts represent approximately 80% of our net sales for 2008. Therefore, the amounts we record in our financial statements using contract accounting methods and cost accounting standards are material. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all design, development and production contracts was higher or lower by one percentage point, our net earnings would increase or decrease by approximately $225 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Accounting for Services Contracts

Revenue under contracts for services other than those associated with design, development or production activities is generally recognized either as services are performed or when a contractually required event has occurred, depending on the contract. The majority of our services contracts are in our IS&GS segment, including the Automated Flight Service Station contract to provide a network of air traffic facilities and related services, and the U.S Army Corps of Engineers contract to provide information management and technology services. Services contracts primarily include operations and maintenance contracts and outsourcing-type arrangements. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred, except that initial “set-up” costs are capitalized and recognized ratably over the life of the agreement. Earnings related to such services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Award fees and incentives related to performance on services contracts are recognized when they are fixed and determinable, generally at the date the amount is communicated to us by the customer.

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, interest expense, and certain advertising and certain public relations activities are unallowable, and therefore not recoverable through sales. In addition, we may enter into agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the environmental costs we incur for groundwater treatment and soil remediation related to sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and supporting agreements reached with the U.S. Government.

We closely monitor compliance with and the consistent application of our critical accounting policies related to contract accounting. Business segment personnel evaluate our contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by management personnel independent from the business segment performing work under the contract. Costs incurred and allocated to contracts are reviewed for compliance with U.S. Government regulations by our personnel, and are subject to audit by the Defense Contract Audit Agency. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under “Sales and earnings” in Note 1 to the financial statements.

Postretirement Benefit Plans

Most of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans – see Note 10). Our earnings may be negatively or positively impacted by the amount of expense or income we record for our postretirement benefit plans. This is particularly true with expense or income for defined benefit pension plans and retiree medical and life insurance plans because those calculations are sensitive to changes in several key economic assumptions and workforce demographics. Non-union represented employees hired after January 1, 2006 do not participate in our qualified defined benefit pension plans, but are eligible to participate in our defined contribution plan and our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation.

We account for our defined benefit pension plans and retiree medical and life insurance plans using Statement of Financial Accounting Standards (FAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), FAS 87, Employers’ Accounting for Pensions, and FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FAS 158 requires us to recognize on a plan-by-plan basis the funded status of our postretirement benefit plans as either an asset or liability on our Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

FAS 87 and FAS 106 require that the amounts we record, including the expense or income for the plans, be computed using actuarial valuations. These valuations include many assumptions, including assumptions we make regarding financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The primary year-end assumptions used to estimate postretirement benefit plan expense or income for the following calendar year are the discount rate and the expected long-term rate of return on plan assets for all postretirement benefit plans; the rates of increase in future compensation levels for our defined benefit pension plans; and the health care cost trend rates for our retiree medical plans. The more subjective of these assumptions are the discount rate and the expected long-term rate of return on plan assets. We use judgment in reassessing these assumptions each year because we have to consider past and current market conditions, and make judgments about future market trends. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

The discount rate we select impacts both the calculation of the benefit obligation at the end of the year as well as the calculation of net postretirement benefit plan cost in the subsequent year. We evaluate several data points in order to arrive at an appropriate discount rate. These items include results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year.

As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our projected postretirement benefit plan cash flows. Our postretirement benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better. The available universe of bonds is adjusted to reflect call provisions, outstanding issue amount, and bonds that are considered “outliers” (i.e. bonds with yields too far above or below the mean of the available universe of bonds). As of December 31, 2008, three actuarial models calculated rates of 6.15%, 6.18%, and 6.72% for our qualified defined benefit pension plans. We also evaluated the annualized Merrill Lynch index for long-term AA corporate bonds (15+ years), which was 6.03% at the close of 2008. In general, these data points were 15 to 35 basis points lower than at December 31, 2007.

The data we collect provides important inputs into our determination of an appropriate discount rate. After reviewing all of the above data, we determined that the most appropriate discount rate for Lockheed Martin as of December 31, 2008 would be between 6.00% and 6.375%. We selected 6.125% as the discount rate for calculating our benefit obligations at December 31, 2008, compared to 6.375% used at the end of 2007.

The impact of the change in the discount rate, together with other factors such as the approximate (28)% actual return on plan assets resulting from downward market conditions in 2008, was a noncash, after-tax reduction to our stockholders’ equity at December 31, 2008 of approximately $7.25 billion. The negative return on plan assets accounted for over 90% of the decrease in stockholders’ equity. In addition, the negative return on plan assets in 2008 and the change in the discount rate will increase 2009 pension expense to approximately $1.04 billion, as compared to $462 million in 2008, with approximately 85% of the increase being driven by the negative return on plan assets.

The discount rate assumption we select at the end of each year is based on our best estimates and judgment. A reasonably possible change of plus or minus 25 basis points in the 6.125% discount rate assumption at December 31, 2008, with all other assumptions held constant, would decrease or increase the amount of the qualified pension benefit obligation we recorded at the end of 2008 by approximately $900 million, resulting in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $580 million. If the 6.125% discount rate at December 31, 2008 that was used to compute 2009 expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense projected for 2009 would be lower or higher by approximately $90 million. The results of these scenarios should not be extrapolated to assess other scenarios beyond the 25 basis points, because there is not a direct correlation between a change in the discount rate and the changes in stockholders’ equity and pension expense.

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the plan obligation. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses and the potential to outperform market index returns. The actual return in any specific year likely will differ from the assumption, but the average expected return over a long-term future horizon should be approximated by the assumption; therefore, changes in this assumption are less frequent than changes in the discount rate. Any variance in a given year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time and then combined with expectations for the future. At December 31, 2008, we concluded that 8.50% was a reasonable estimate for the expected long-term rate of return on plan assets assumption, consistent with the rate used at December 31, 2007.

U.S. Government Cost Accounting Standards (CAS) are a major factor in determining our pension funding requirements and govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government. Funded amounts are recovered over time through the pricing of our products and services on U.S. Government contracts, and therefore are recognized in our net sales. The total funding requirement for our qualified defined benefit pension plans under CAS was $590 million in 2008 which was recorded in our segments’ results of operations. For 2009, we expect our funding requirements under CAS to decrease slightly. Additional funding requirements computed under the Internal Revenue Code (IRC) rules, as well as discretionary payments, are considered to be prepayments under the CAS rules to the extent the amounts exceed CAS funding requirements. These amounts would be recorded on our Balance Sheet and recovered in future periods.

In 2008, 2007 and 2006, we made discretionary prepayments of $109 million, $335 million and $594 million to the Master Retirement Trust (the Master Trust) related to our qualified defined benefit pension plans. Prepayments reduce the amount of future cash funding that will be required under the CAS and IRC rules. The prepayments in prior years were used to fund required contributions in 2008. Based on our known requirements as of December 31, 2008, we would not expect to make any further required cash contributions to the Master Trust related to our qualified defined benefit pension plans in 2009 due to prepayments made in prior years. Due to other events which may occur in 2009, such as pending negotiations for certain collective bargaining agreements, we may decide to make cash contributions in 2009 of as much as $50 million to $100 million based on the outcome of those events. In addition, we may review options for using available cash for further discretionary contributions.

The Master Trust primarily supports our qualified defined benefit pension plans. Valuation of the assets in the Master Trust requires judgment relative to the determination of fair value as of December 31. While many of the asset values are based on quoted prices in active markets for identical assets (e.g., stock of actively traded public companies), the trustee for the Master Trust uses various pricing sources to determine fair values for other assets where their value may be based on quoted prices for similar instruments or quoted prices for identical or similar instruments in inactive markets; or amounts derived from valuation models where all significant inputs are based on active markets that can be observed (e.g., fixed income debt securities). For still other investments, values may be amounts derived from valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of relevant assumptions (e.g., private equity funds and investments in real estate partnerships). The trustee uses brokers, pricing agents, and other pricing sources to assist in the determination of the value for many of the assets, and works closely with their providers to evaluate the accuracy and timeliness of the pricing data they receive. We review the trustee’s policies and procedures regarding pricing of investments, their selection of pricing sources, and the statements we receive from them, in our evaluation of the accuracy and reliability of the pricing data included in the statements.

Given the current financial environment, we also assess the potential for adjustment to the fair value of certain investments where there is a lag in the availability of data to support the investment’s value (e.g., private equity funds and real estate partnerships). In those cases, we may solicit preliminary valuation updates at year-end from the funds and partnerships. We use that information, and corroborating data from public markets, to determine if any adjustments should be recorded in the fair values. At December 31, 2008, private equity funds and real estate partnerships represented approximately 10% of the total fair value of the Master Trust.

In August 2006, the President signed into law legislation related to pension plan funding in response to the public’s concern over the adequacy of such funding. The law had the effect of accelerating the required amount of annual pension plan contributions under the IRC that most companies are required to pay, beginning in 2008. The legislation provides an exemption for us as well as other large U.S. defense contractors that delays the requirement to accelerate funding. The legislation also requires the CAS Board to modify its pension accounting rules by 2010 to better align the recovery of pension contributions on U.S. Government contracts with the new accelerated funding requirements. The new funding requirements for large U.S. defense contractors will be delayed until the earlier of 2011 or the year in which the changes to the CAS rules are effective.

Environmental Matters

We are a party to various agreements, proceedings and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the EPA or by a state agency. We account for environmental remediation liabilities in accordance with SOP 96-1, Environmental Remediation Liabilities.

We enter into agreements (e.g., administrative orders, consent decrees) which document the extent and timing of our environmental remediation obligation. We are also involved in remediation activities at environmental sites where formal agreements exist, but do not quantify the extent and timing of our obligation. Environmental cleanup activities usually span many years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, the appropriate technology to be used to accomplish the remediation, and evolving regulatory environmental standards. We consider these factors in our estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range which we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, an amount at the low end of the range. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

We perform quarterly reviews of environmental remediation sites and record liabilities and assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in Notes 1 and 13 to the financial statements). At the end of 2008, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $809 million. We have recorded assets totaling $683 million at December 31, 2008 for the portion of environmental costs that are probable of future recovery in pricing of our products and services to agencies of the U.S. Government. The amount that is expected to be allocated to our commercial businesses or that is determined to be unallowable for pricing under U.S. Government contracts has been expensed through cost of sales.

Under agreements reached with the U.S. Government, most of the amounts we spend for groundwater treatment and soil remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, most of the expenditures we incur are included in our net sales and cost of sales according to U.S. Government agreement or regulation.

As disclosed above, we may record changes in the amount of environmental remediation liabilities as a result of our quarterly reviews of the status of our environmental remediation sites, which would result in a change to the corresponding environmental asset and a charge to earnings. For example, if we were to determine that the liabilities should be increased by $100 million, the corresponding assets would be increased by approximately $85 million, with the remainder recorded as a charge to earnings. This allocation is determined annually, based upon our existing and projected business activities with the U.S. Government.

We cannot reasonably determine the extent of our financial exposure at all environmental sites with which we are involved. There are a number of former operating facilities which we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties (e.g., assessing the extent of the contamination). During any particular quarter, such uncertainties may be resolved to allow us to estimate and recognize the initial liability to remediate a particular former operating site. The amount of the liability could be material. Upon recognition of the liability, a portion will be recognized as an asset with the remainder charged to operations.

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

Goodwill

In accordance with FAS 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Such events or circumstances could include significant changes in the business climate of our industry, operating performance indicators, competition, or sale or disposal of a portion of a reporting unit. The assessment is performed at the reporting unit level which we generally define as the business segment level or one level below the business segment. We consider a component of our business to be a reporting unit if it constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. Our annual testing date is October 1.

Performing the goodwill impairment test requires judgment, including the identification of reporting units and the determination of the fair value of each reporting unit. We estimate the fair value of each reporting unit using a discounted cash flow methodology which requires significant judgment. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, general market conditions, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We evaluate goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying value exceeds the fair value, we measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

Our goodwill at December 31, 2008 amounted to $9.5 billion. We completed our assessment of goodwill as of October 1, 2008 and determined that no impairment existed at that date. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, a 25% decrease in the estimated fair value of any of our reporting units at October 1, 2008 would not have resulted in a goodwill impairment charge.

Stock-Based Compensation

We account for our stock-based compensation under the provisions of FAS 123(R), Share-Based Payment. We recognize compensation cost related to all share-based payments, including restricted stock units (RSUs) and stock options. Compensation cost for RSUs is based on the market value of our common stock on the date of the award. We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model. Our stock options do not include market or performance conditions. We generally recognize the compensation cost for RSUs and stock options ratably over a three-year vesting period.

The Black-Scholes model requires us to make estimates and assumptions in determining certain inputs to the model, including a volatility factor for our stock, an expected life of the option and a risk-free interest rate. We estimate volatility based on the historical volatility of our daily stock price over the past five years, which is commensurate with the expected life of the options. We base the average expected life on the contractual term of the stock option, historical trends in employee exercise activity and post-vesting employment termination trends. We analyzed the option exercise patterns of our employees and determined there are no significant differences between employee groups. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We also are required to estimate forfeitures at the date of grant which we base on historical experience. If any of our estimates or assumptions used in the Black-Scholes model were to change significantly, stock-based compensation expense could differ materially in the future from the amount recorded in 2008. Compensation cost recognized in 2008, 2007, and 2006 totaled $155 million, $149 million, and $111 million.

Results of Operations

Since our operating cycle is long-term and involves many types of design, development and production contracts with varying production delivery schedules, the results of operations of a particular year, or year-to-year comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in this discussion are presented on a “per diluted share” basis.

Net Sales

(In billions)

The following discussion of operating results provides an overview of our operations by focusing on key elements in our Statement of Earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for 2008, 2007 and 2006. We follow an integrated approach for managing the performance of our business, and generally focus the discussion of our results of operations around major lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Electronic Systems, Aeronautics and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

For 2008, net sales were $42.7 billion, a 2% increase over 2007. Net sales for 2007 were $41.9 billion, a 6% increase over 2006. Net sales increased during 2008 in the Electronic Systems and IS&GS segments but declined in Aeronautics primarily due to fewer combat aircraft deliveries and at Space Systems due to both government and commercial satellite activities. Net sales increased during 2007 in all segments as compared to 2006. The U.S. Government is our largest customer, accounting for about 84% of our net sales in 2008, 2007, and 2006.

Other income (expense), net was $482 million for 2008 compared to $293 million in 2007. This increase was primarily due to higher equity earnings in affiliates, the recognition of the deferred gain from the 2006 sale of our ownership interest in Lockheed Khrunichev Energia International, Inc. (LKEI) and earnings associated with reserves related to various land sales that were no longer required. Other income (expense), net was $293 million for 2007 compared to $336 million in 2006. This decrease primarily was due to gains recognized in 2006 from the sale of shares of Inmarsat and assets of Space Imaging, offset partially by increased equity earnings in affiliates in 2007.

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

Our operating profit for 2008 was $5.1 billion, an increase of 13% compared to 2007. Our operating profit for 2007 was $4.5 billion, an increase of 20% compared to 2006. Except for anticipated reductions at Aeronautics, operating profit increased in all business segments in 2008 as compared to 2007. Operating profit was favorably impacted by lower unallocated Corporate costs and the increase in other income (expense), net as discussed above. In 2007, operating profit increased across all business segments as compared to 2006 and was also favorably impacted by lower unallocated Corporate costs. Unallocated corporate costs in both 2008 and 2007 were favorably impacted by declines in the FAS/CAS pension adjustment, primarily due to the decline in FAS 87 expense.

Interest expense for 2008 was $341 million, or $11 million lower than 2007. This decrease mainly was driven by the August 2008 redemption of our $1 billion of floating rate convertible debentures, offset by interest expense on the $500 million of new debt issued in the first quarter of 2008. Interest expense for 2007 was $352 million, or $9 million lower than 2006. This decrease was mainly driven by lower interest expense associated with the September 2006 debt exchange.

Other non-operating income (expense), net was an expense of $88 million in 2008 compared to income of $193 million in 2007 and income of $183 million in 2006. The decrease in 2008 primarily was due to net unrealized losses on marketable securities held to fund certain non-qualified employee benefit obligations and lower interest income on invested cash balances. The increase in 2007 mainly was due to the $16 million of debt exchange expenses recorded in 2006, as there were no comparable charges in 2007.

Our effective income tax rates were 31.6% for 2008, 30.6% for 2007, and 29.6% for 2006. The effective rates for all periods were lower than the statutory rate of 35% due to tax deductions for U.S. manufacturing activities, research and development (R&D) tax credits, and dividends related to our employee stock ownership plan. In addition, the rate for 2007 reflected a reduction in income tax expense of $59 million recorded in the first quarter of 2007 arising from the closure of the IRS examination of the 2003 and 2004 tax years. The rate for 2006 reflected a reduction in income tax expense of $62 million related to a refund claim for additional extraterritorial income (ETI) exclusion benefits in prior years recognized in the third quarter of 2006, and current year ETI tax benefits.

The increase in the 2008 effective tax rate when compared to 2007 primarily is due to the $59 million benefit recorded in the first quarter of 2007. The increase in the 2007 effective tax rate when compared to 2006 primarily is the result of the elimination of the extraterritorial tax benefits in 2007, partially offset by additional tax benefits in 2007 resulting from a statutory increase in U.S. manufacturing benefits, new legislation that provided enhanced R&D tax credits and the favorable closure of an IRS audit.

The Emergency Economic Stabilization Act of 2008 signed by the President on October 3, 2008 retroactively extends the R&D tax credit for two years, from January 1, 2008 to December 31, 2009, and increases the alternative simplified R&D credit rate from 12% to 14% for calendar year 2009. As a result, we recognized a tax benefit, which reduced our income tax expense in the fourth quarter of 2008 by $36 million.

Net earnings increased as compared to the prior year for the sixth consecutive year. We reported net earnings of $3.2 billion ($7.86 per share) in 2008, $3.0 billion ($7.10 per share) in 2007, and $2.5 billion ($5.80 per share) in 2006. Both net earnings and earnings per share were affected by the factors discussed above. In addition, earnings per share has benefitted from the significant number of shares repurchased under our share repurchase program. The effect of those repurchases has been partially offset by common stock issued under our stock-based compensation and defined contribution plans.

Discussion of Business Segments

We operate in four principal business segments: Electronic Systems, IS&GS, Aeronautics and Space Systems. We organize our business segments based on the nature of the products and services offered.

Our Electronic Systems business segment manages complex programs and designs, develops, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide. With such a broad portfolio of products and services, many of its activities involve a combination of both development and production contracts with varying delivery schedules. This business segment has continued to expand its core competencies as a leading systems integrator both domestically and internationally. Some of its more significant programs, including the Terminal High Altitude Area Defense (THAAD) system, the VH-71 Presidential Helicopter, the Aegis Weapon System and the Arrowhead fire control system for the Apache helicopter, demonstrate the diverse products and services Electronic Systems provides.

Our IS&GS business segment combines a full range of information competencies with a global delivery capability. The segment provides full life-cycle support and expertise in the areas of software and systems engineering, including space, air, and ground systems. It provides logistics, mission operations support, peacekeeping, and nation-building services for a wide variety of U.S. defense and civil government agencies. IS&GS’ key programs and activities include the Transformational Communications MILSATCOM Mission Operations Segment (TMOS) program, the FAA En Route Automation Modernization (ERAM) program, the Joint Tactical Radio System (JTRS) program, the 2010 Decennial Response Integration System (DRIS) program, and a number of task order vehicles (indefinite-delivery/indefinite-quantity (IDIQ) contracts) in our Information Technology line of business. We expect continued strong growth in providing information technology solutions to government agencies.

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Key Combat Aircraft programs include the F-35 Lightning II, F-22 Raptor, and F-16 Fighting Falcon fighter aircraft. The F-35 has completed the seventh year of development and has entered low rate initial production. Aeronautics has been producing F-22s since 1997, and delivered 23 to the U.S. Air Force in 2008, bringing the total deliveries to 133 through 2008. A total of 28 F-16s were delivered in 2008 worldwide, bringing the total deliveries to 4,417 through 2008. Key Air Mobility programs include the C-130J Super Hercules and the C-5 Super Galaxy. We delivered 12 C-130Js in 2008. A total of 257 C-130Js have been ordered with 171 delivered through 2008. In addition to aircraft production, Aeronautics provides logistics support, sustainment, and upgrade modification services for its aircraft. Sales at Aeronautics are expected to grow in 2009 primarily due to the projected increase in F-35 production activities and C-130J deliveries.

Our Space Systems business segment is engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. Through ownership interests in two joint ventures, USA and ULA, the segment also includes Space Shuttle processing activities and expendable launch services for the U.S. Government. Government satellite programs include the Advanced Extremely High Frequency (AEHF) system, the Mobile User Objective System (MUOS), the Global Positioning System (GPS) and the Space-Based Infrared System (SBIRS). Strategic and missile defense programs include the targets and countermeasures program and the fleet ballistic missile program. Space transportation includes the NASA Orion program.

In the following table of financial data, total operating profit of the business segments is reconciled to the corresponding consolidated amount. Because the activities of the investees in which certain business segments hold equity interests are closely aligned with the operations of those segments, the equity earnings (losses) from those investees are included in the operating profit of the respective segments. The reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment (see the discussion in “Discussion of Business Segments” under “Unallocated Corporate Income (Expense), Net”), costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities.

This table shows net sales and operating profit of the business segments and reconciles to the consolidated total.

(In millions)	2008	2007	2006
Net Sales
Electronic Systems	$11,620	$11,143	$10,519
Information Systems & Global Services	11,611	10,213	8,990
Aeronautics	11,473	12,303	12,188
Space Systems	8,027	8,203	7,923
Total	$42,731	$41,862	$39,620
Operating Profit
Electronic Systems	$1,508	$1,410	$1,264
Information Systems & Global Services	1,076	949	804
Aeronautics	1,433	1,476	1,221
Space Systems	953	856	742
Total business segments	4,970	4,691	4,031
Unallocated Corporate income (expense), net	161	(164)	(261)
Total	$5,131	$4,527	$3,770

The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was approximately $80.9 billion, $76.7 billion, and $75.9 billion at December 31, 2008, 2007, and 2006. These amounts included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite-quantity (IDIQ) contracts. Funded backlog was approximately $51.1 billion at December 31, 2008.

The Aeronautics segment generally includes fewer programs that have much larger sales and operating results than programs included in the other segments. Due to the large number of comparatively smaller programs in the remaining segments, the discussion of the results of operations of those business segments generally focuses on lines of business within the segment rather than on specific programs. The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 4 to the financial statements. We have a number of programs that are classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results, and are subjected to the same oversight and internal controls as our other programs.

In our discussion of comparative results, changes in net sales and operating profit are generally expressed in terms of volume and/or performance. Volume refers to increases (or decreases) in sales resulting from varying production activity levels, deliveries or services levels on individual contracts. Volume changes typically include a corresponding change in operating profit based on the estimated profit rate at completion for a particular contract for design, development and production activities. Performance generally refers to changes in contract profit booking rates. These changes on our contracts for products usually relate to profit recognition associated with revisions to total estimated costs at completion of the contracts that reflect improved (or deteriorated) operating or award fee performance on a particular contract. Changes in contract profit booking rates on contracts for products are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. Recognition of the inception-to-date adjustment in the current or prior periods may affect the comparison of segment operating results.

Segment Operating Profit

(In millions)

Electronic Systems

Electronic Systems’ operating results included the following:

(In millions)	2008	2007	2006
Net sales	$11,620	$11,143	$10,519
Operating profit	1,508	1,410	1,264
Backlog at year-end	22,500	21,200	19,700

Net sales for Electronic Systems increased by 4% in 2008 compared to 2007. Sales increases in Missiles & Fire Control (M&FC) and Maritime Systems & Sensors (MS2) more than offset a decline in Platform, Training & Energy (PT&E). M&FC sales increased $327 million mainly due to higher volume on fire control and tactical missile programs. MS2 sales grew $201 million primarily due to higher volume on surface systems, undersea systems and radar systems activities. The $51 million decline in PT&E mainly was due to lower volume on platform integration activities.

Net sales for Electronic Systems increased by 6% in 2007 compared to 2006. Sales increased in M&FC, MS2, and PT&E. M&FC sales increased $258 million mainly due to higher volume in fire control systems and air defense programs, which more than offset declines in tactical missile programs. MS2 sales grew $254 million due to volume increases in undersea and radar systems activities that were offset partially by decreases in surface systems activities. PT&E sales increased $113 million, primarily due to higher volume in platform integration activities, which more than offset declines in distribution technology activities.

Operating profit for the segment increased by 7% in 2008 compared to 2007. In 2008, operating profit increases at M&FC and MS2 more than offset a decrease at PT&E. Operating profit increased $82 million at M&FC mainly due to improved performance on air defense programs and higher volume on tactical missile and fire control programs. There was a $80 million increase at MS2, which mainly was attributable to higher volume and improved performance on surface systems, undersea systems, and radar systems programs. PT&E’s operating profit declined $61 million primarily due to performance on platform integration activities.

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

The increase in backlog during 2008 over 2007 resulted primarily from increased orders for platform integration programs at PT&E and for certain tactical missile programs and fire control systems at M&FC. The increase in backlog during 2007 over 2006 resulted primarily from increased orders for certain tactical missile programs and fire control systems at M&FC and platform integration programs at PT&E.

Information Systems & Global Services

Information Systems & Global Services’ operating results included the following:

(In millions)	2008	2007	2006
Net sales	$11,611	$10,213	$8,990
Operating profit	1,076	949	804
Backlog at year-end	13,300	11,800	10,500

Net sales for IS&GS increased by 14% in 2008 compared to 2007. Sales increased in all three lines of business during the year. Global Services’ sales increased $568 million principally due to Pacific Architects and Engineers (PAE) programs, mission services and other international activities. Mission Solutions’ sales increased by $444 million primarily due to mission and combat support solutions activities, as well as by transportation and security solutions. There was a $386 million increase in Information Systems, which mainly was due to higher volume on enterprise solutions and services activities.

Net sales for IS&GS increased by 14% in 2007 compared to 2006. During the year, sales increased in Global Services, Information Systems, and Mission Solutions. Global Services sales increased $609 million due to higher volume and growth in mission services activities including the impact of the acquisition of PAE in September 2006. Information Systems sales increased $401 million due to growth in information technology and the acquisition of Management Systems Designers, Inc. (MSD) in February 2007. Higher volume in mission and combat support activities accounted for the majority of the $216 million sales increase at Mission Solutions.

Operating profit for the segment increased by 13% in 2008 compared to 2007. Operating profit increased in all three lines of business during the year. Mission Solutions operating profit increased by $46 million due to higher volume and improved performance on transportation and security solutions programs, as well as mission and combat support solutions activities. Global Services operating profit increased $42 million primarily due to volume and improved performance on mission services programs and other international activities. In Information Systems, operating profit increased by $24 million due to higher volume on information technology programs and a benefit from a contract restructuring during the first quarter of 2008, which more than offset declines in mission services activities.

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

The increase in backlog during 2008 over 2007 was due to increased orders in Mission Solutions activities and Global Services programs. The increase in backlog during 2007 over 2006 was due to increased orders in Mission Support activities and Information Systems programs.

Aeronautics

Aeronautics’ operating results included the following:

(In millions)	2008	2007	2006
Net sales	$11,473	$12,303	$12,188
Operating profit	1,433	1,476	1,221
Backlog at year-end	27,200	26,300	26,900

Net sales for Aeronautics decreased by 7% in 2008 compared to 2007. The decline in net sales was due to decreases in Combat Aircraft and Air Mobility, which more than offset increases in Other Aeronautics Programs. Combat Aircraft sales declined $947 million due to lower volume on F-16, F-22 and F-35 programs. The $74 million decrease in Air Mobility primarily was due to lower volume on other air mobility programs. There were 12 C-130J deliveries in both 2008 and 2007. The $191 million increase in Other Aeronautics Programs mainly was due to higher volume in sustainment services activities.

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

Operating profit for the segment decreased 3% in 2008 compared to 2007. Operating profit declines in Combat Aircraft partially were offset by increases in Other Aeronautics Programs and Air Mobility. In Combat Aircraft, operating profit declined $86 million mainly due to lower volume on F-16 programs and lower volume and the decline in 2008 of the amount of favorable inception-to-date performance adjustments on the F-22 program. There was a $34 million increase in Other Aeronautics Programs, which mainly was due to higher volume in sustainment services activities that partially was offset by a decrease in operating profit due to performance on a P-3 modification contract. In Air Mobility, operating profit increased $13 million mainly due to higher volume and improved performance on C-130 support activities, which more than offset a decline on C-5 programs.

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

Backlog increased in 2008 as compared to 2007 primarily due to increased orders on the C-130J and F-35 programs, which were partially offset by declines resulting from sales volume on the F-22 program. Backlog decreased in 2007 as compared to 2006 primarily as a result of sales volume on the F-35 program. This decrease was offset partially by increased orders on the F-22 and C-130J programs.

Space Systems

Space Systems’ operating results included the following:

(In millions)	2008	2007	2006
Net sales	$8,027	$8,203	$7,923
Operating profit	953	856	742
Backlog at year-end	17,900	17,400	18,800

Net sales for Space Systems decreased 2% in 2008 compared to 2007. Sales declines in Satellites partially were offset by growth in Space Transportation. In Satellites, sales declined $579 million due to lower volume in both commercial and government satellite activities. There were two commercial satellite deliveries during 2008, compared to four in 2007. Space Transportation sales increased $427 million primarily due to higher volume on the Orion program.

Net sales for Space Systems increased 4% in 2007 compared to 2006. During the year, sales increases at Satellites and Strategic & Defensive Missile Systems (S&DMS) more than offset declines at Space Transportation. In Satellites, an increase of $354 million was mainly driven by higher volume in government satellite activities, while commercial satellites sales remained relatively flat. There were four commercial satellite deliveries during 2007 and five in 2006. Higher volume in strategic missile programs accounted for the majority of a $225 million increase in sales at S&DMS. Space Transportation sales declined $290 million. This decline was expected given the divestiture of the International Launch Services business and the formation of ULA in the fourth quarter of 2006. The Corporation no longer records sales on Atlas launch vehicles and related support to the U.S. Government, as ULA is accounted for under the equity method of accounting. This sales decline was offset partially by higher volume on the Orion program.

Operating profit increased by 11% in 2008 compared to 2007. The increase in operating profit was due to Space Transportation, which partially was offset by a decline in Satellites. In Space Transportation, the $135 million increase mainly was attributable to higher equity earnings on the ULA joint venture, volume on the Orion program, and the results from successful negotiations of a terminated commercial launch service contract in the first quarter of 2008. The improvement in ULA’s earnings also reflects the absence in 2008 of a charge recognized in the third quarter of 2007 for asset impairment on the Delta II medium lift launch vehicles. In Satellites, operating profit declined by $42 million during the year due to lower volume and performance on certain government satellite programs.

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

The increase in backlog during 2008 as compared to 2007 was primarily due to increased orders on government satellite programs and on the Orion program. The decrease in backlog during 2007 as compared to 2006 was mainly due to sales volume related to government and commercial satellite programs, which more than offset increased orders on strategic missile programs.

Unallocated Corporate Income (Expense), Net

The following table shows the components of unallocated Corporate income (expense), net.

(In millions)	2008	2007	2006
FAS/CAS pension adjustment	$128	$(58)	$(275)
Items not considered in segment operating performance	193	71	230
Stock compensation expense	(155)	(149)	(111)
Other, net	(5)	(28)	(105)
	$161	$(164)	$(261)

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

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

(In millions)	2008	2007	2006
FAS 87 expense	$(462)	$(687)	$(938)
Less: CAS expense and funding	(590)	(629)	(663)
FAS/CAS pension adjustment – income (expense)	$128	$(58)	$(275)

The FAS 87 expense decreased in 2008 compared to 2007, and in 2007 compared to 2006. The decrease in both periods was due to an increase in the discount rate and other factors such as the effects of the actual return on plan assets at the respective plan measurement dates through December 31, 2007 (see the related discussion in Critical Accounting Policies under the caption “Postretirement Benefit Plans”).

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach permitted by FAS 131, Disclosures about Segments of an Enterprise and Related Information. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as certain other Corporate activities, are not considered by management in evaluating the operating performance of business segments. Therefore, for purposes of segment reporting, the following items were included in unallocated Corporate income (expense), net for 2008, 2007 and 2006:

(In millions, except per share data)	Operating Profit	Net Earnings	Earnings Per Share
Year ended December 31, 2008
Recognition of deferred gain on LKEI and ILS	$108	$70	$0.17
Elimination of reserves associated with various land sales	85	56	0.14
	$193	$126	$0.31
Year ended December 31, 2007
Gain on sale of interest in Comsat International	$25	$16	$0.04
Gain on sale of land in California	25	16	0.04
Earnings from reversal of legal reserves due to settlement	21	14	0.03
	$71	$46	$0.11
Year ended December 31, 2006
Gain on sale of interest in Inmarsat	$127	$83	$0.19
Gains on sale of land	51	33	0.08
Earnings from expiration of AES transaction indemnification	29	19	0.04
Gain on sale of Space Imaging’s assets	23	15	0.03
	$230	$150	$0.34

The change in the “Other, net” component of unallocated Corporate income (expense), net, between the periods primarily was due to lower expense associated with a number of Corporate activities.

Liquidity and Cash Flows

Current economic and market conditions have placed material constraints on the ability of many companies to access capital in the debt and equity markets. Over the past few years, we have generated strong cash flows, and generally have funded our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, retirement plan funding, and discretionary funding needs from our cash from operations. We have accessed the capital markets on limited occasions, as needed including the issuance of $500 million of debt securities in 2008. We also access the credit markets, as needed, to obtain letters of credit to support customer advance payments and for other trade finance purposes (e.g., guaranteeing our performance on particular contracts).

At this time, our access to liquidity and capital resources generally has not been materially affected by the current credit environment. Our cash from operations continues to be sufficient to support our operations and anticipated capital expenditure needs. If market conditions continue to deteriorate, the cost or availability of future borrowings, if any, in the debt markets, the fees we pay under our credit facilities, or the cost or availability of providing letters of credit or other trade instruments to support our operating activities may be materially and adversely affected.

We have financing resources available (see discussion under Capital Structure and Resources) to fund potential cash outflows that are less predictable or more discretionary. Although credit from financial institutions is constrained, there are attractive interest rates available for credit worthy corporate issuers via the public debt markets. We believe that we have access to the credit markets, if needed for liquidity or general corporate purposes.

We have encountered some instances in which financial institutions participating in our standby credit facilities have less credit capacity or are seeking to reduce their credit exposures generally. This may result in the need to identify additional financial institutions to participate in existing credit facilities. In addition, it may be more difficult to structure financing for future long-term project finance and joint venture activities, especially in international markets.

Current market conditions raise increased concerns about counterparty risk. We are exposed to counterparty credit risk, as we engage in derivative transactions with financial institutions to hedge foreign currency exposures. In terms of supply chain management, our suppliers and subcontractors also may find it more difficult to access credit to support their operations. To date, we have not been materially adversely affected by counterparty credit defaults or subcontractor and supplier credit support difficulties.

In 2008, we repaid $1.1 billion in long-term debt, including the redemption of $1 billion in principal amount of our convertible debentures. Over the past decade, we have reduced our long-term debt by over $7.9 billion, from $11.5 billion at year end 1999 to $3.6 billion at year end 2008. Our currently scheduled debt maturities through 2012 total a relatively modest $245 million.

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. For example, contracts may be cost reimbursable, time and materials, or fixed price. We generally bill and collect cash more frequently under cost reimbursable and time and materials contracts, which together represent approximately 65% of the revenues we recorded in 2008, as we are authorized to bill as the costs are incurred or work is performed. In contrast to cost reimbursable contracts, for fixed price contracts, we generally do not bill until milestones, including deliveries, are achieved. A number of our contracts may provide for performance-based payments which allow us to bill and collect cash prior to completing the work. Fixed price contracts represented approximately 35% of the revenues we recorded in 2008.

The majority of our capital expenditures for 2008 and those planned for 2009 can be divided into the categories of facilities infrastructure, equipment, and information technology (IT). Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support low rate production of the F-35 combat aircraft. In addition, we have several projects underway to modernize certain of our Space Systems facilities that are as much as 50 years old. We also incur capital expenditures for IT to support programs and general enterprise IT infrastructure.

We have a balanced cash deployment and disciplined growth strategy to enhance shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business (e.g., capital expenditures, independent research and development), made selective acquisitions of businesses, repurchased shares, increased our dividends, and opportunistically reduced and refinanced our debt. The following provides an overview of our execution of this strategy.

Net Cash Provided by Operating Activities

(In millions)

Operating Activities

Net cash provided by operating activities increased by $183 million to $4.4 billion in 2008 as compared to 2007. The increase was primarily attributable to an increase in net earnings of $184 million, lower postretirement benefit plan contributions of $429 million, and a $100 million dividend received from ULA. This increase was offset partially by a $291 million decrease in cash provided by working capital and higher net tax payments of $103 million compared to 2007. The decline in operating working capital was primarily due to an increase in inventories on Combat Aircraft programs at Aeronautics and a decrease in customer advances and amounts in excess of costs incurred on various programs in the Missiles & Fire Control line of business at Electronic Systems. Operating working capital accounts consist of receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred.

Net cash provided by operating activities increased by $458 million to $4.2 billion in 2007 as compared to 2006. In 2007, the increase was primarily attributable to an increase in net earnings of $504 million and lower postretirement benefit plan contributions of $399 million as compared to 2006. This increase was offset partially by a $309 million decrease in cash provided by operating working capital and higher net tax payments of $272 million compared to 2006. The decline in operating working capital was primarily due to an increase in receivables on various programs in the Maritime Systems & Sensors line of business at Electronic Systems.

Investing Activities

Capital expenditures – Capital expenditures for property, plant and equipment amounted to $926 million in 2008, $940 million in 2007, and $893 million in 2006. We expect our capital expenditures over the next three years to exceed 2008 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our strategic, operational and financial targets, help build a balanced portfolio and provide disciplined growth. As disclosed under the caption “Acquisition and Divestiture Activities,” we paid $233 million in 2008 for acquisition activities, including the acquisitions of businesses and investments in affiliates, compared with $337 million in 2007 and $1,122 million in 2006.

In 2007, we received proceeds of $26 million from the sale of our remaining interest in Comsat International. During 2006, we received proceeds of $132 million from the sale of our remaining shares in Inmarsat, $24 million from the sale of assets of Space Imaging, LLC, and $24 million from the sale of Lockheed Martin Intersputnik.

Financing Activities

Share issuances, repurchases and dividends – Cash received from the issuance of our common stock in connection with stock option exercises during the years ended December 31, 2008, 2007, and 2006 totaled $250 million, $350 million, and $627 million. Those activities resulted in the issuance of 4.7 million shares, 7.1 million shares, and 13.6 million shares during the respective periods.

During 2008, 2007 and 2006, we used cash of $2,931 million, $2,127 million, and $2,115 million for common share repurchase activity (see Note 11). Our share repurchase program authorizes the repurchase of up to 158 million shares of our common stock from time-to-time at management’s discretion, including 30 million of additional shares our Board authorized for repurchase in 2008. As of December 31, 2008, we had repurchased a total of 124.3 million shares under the program, and there remained approximately 33.7 million shares that may be repurchased in the future.

The payment of dividends on our common shares is one of the key components of our balanced cash deployment strategy. Shareholders were paid cash dividends of $737 million in 2008, $615 million in 2007, and $538 million in 2006. We have increased our quarterly dividend rate in each of the last three years. We declared quarterly dividends: in 2008 of $0.42 per share during each of the first three quarters and $0.57 per share for the last quarter; in 2007 of $0.35 per share during each of the first three quarters and $0.42 per share for the last quarter; and in 2006 of $0.30 per share during each of the first three quarters and $0.35 per share for the last quarter.

Issuance and repayment of long-term debt – In 2008 we issued $500 million of long-term notes due in 2013. The notes have a fixed coupon interest rate of 4.12%. Cash provided from operations has been our principal source of funds to reduce our long-term debt. In 2008, we paid a total of $1.0 billion representing the principal amount of our floating rate convertible debentures that were delivered for conversion or otherwise redeemed, and issued 5.0 million shares of our common stock to satisfy conversion obligations of $571 million in excess of the principal amount (see Note 9). We also paid another $103 million during 2008 related to other repayments of long-term debt based on scheduled maturities, compared to $32 million in debt repayments in 2007. During 2006, we paid $353 million to complete an exchange of debt and $210 million related to scheduled debt repayments.

Capital Structure and Resources

At December 31, 2008, we held cash and cash equivalents of approximately $2.2 billion and short-term investments of $61 million. Our long-term debt, net of unamortized discounts, amounted to $3.6 billion. As of the end of 2008, our long-term debt bears interest at fixed rates and mainly is in the form of publicly-issued notes and debentures.

In 2008, we issued $500 million of 4.12% notes due in 2013. In August 2008, all of our $1.0 billion of floating rate convertible debentures were delivered for conversion or otherwise redeemed consistent with our announcement of their planned redemption, and we issued 5.0 million shares of our common stock to satisfy conversion obligations of $571 million in excess of the principal amount (see Note 9).

In August 2006, we issued $1.1 billion of 6.15% notes due 2036 (the Notes). The Notes were issued in exchange for certain other of our then outstanding debt securities, and cash consideration of $343 million. The cash consideration of $343 million is included in the Statement of Cash Flows in financing activities, and the Notes are included on our Balance Sheet net of the unamortized discount under the caption “Long-term Debt, Net.” The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and were recorded in other non-operating income (expense), net. They reduced net earnings in 2006 by $11 million ($0.03 per share).

Our stockholders’ equity amounted to $2.9 billion at December 31, 2008, a decrease of $6.9 billion from December 31, 2007. The decrease primarily was due to the annual remeasurement of the funded status of our postretirement benefit plans at December 31 under FAS 158 (see Note 10), which increased the accumulated other comprehensive loss by $7.25 billion, the repurchase of 29 million common shares for $2.9 billion, and payment of $737 million of dividends during the year. These decreases partially were offset by net earnings of $3.2 billion and employee stock activity of $746 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $2.1 billion recorded as a reduction of retained earnings.

Through our debt repayment activities, our long-term debt balance has declined $2.4 billion over the last five years from $6.2 billion at December 31, 2003. Our debt-to-total capital ratio was 57% at December 31, 2008, up from 31% at December 31, 2007. The increase from 2007 to 2008 primarily was attributable to the decrease in stockholders’ equity associated with postretirement benefit plans discussed above.

Debt-to-Total Capital Ratio

Return on invested capital (ROIC) improved by 30 basis points during 2008 to 21.7%. We define ROIC as net earnings plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt), after adjusting stockholders’ equity by adding back amounts related to postretirement benefit plans. We believe that reporting ROIC provides investors with greater visibility into how effectively we use the capital invested in our operations. We use ROIC as one of the inputs in our evaluation of multi-year investment decisions and as a long-term performance measure. We also use ROIC as a factor in evaluating management performance under certain of our incentive compensation plans.

ROIC is not a measure of financial performance under U.S. generally accepted accounting principles, and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. See Consolidated Financial Data – Five Year Summary on page 31 of this Form 10-K for additional information concerning how we calculate ROIC.

Return on Invested Capital Ratio

At December 31, 2008, we had in place a $1.5 billion revolving credit facility with a group of banks which expires in June 2012. There were no borrowings outstanding under the facility at December 31, 2008. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to our postretirement benefit plans.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2008. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities. If we were to issue debt under this shelf registration, we would expect to use the net proceeds for general corporate purposes. These purposes may include repayment of debt, working capital needs, capital expenditures, acquisitions and any other general corporate purpose.

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

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2008, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle tax and other liabilities. Capital lease obligations were negligible. Payments due under these obligations and commitments are as follows:

	Payments Due By Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (a)	$4,145	$242	$2	$652	$3,249
Interest payments	4,729	286	533	516	3,394
Other liabilities	2,039	234	649	213	943
Operating lease obligations	1,096	262	407	262	165
Purchase obligations:
Operating activities	21,424	12,843	7,321	1,181	79
Capital expenditures	239	206	33	—	—
Total contractual cash obligations	$33,672	$14,073	$8,945	$2,824	$7,830
(a)	The total amount of long-term debt excludes the unamortized discount of $340 million (see Note 9).

Generally, our long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets. Interest payments include interest related to the outstanding debt through maturity.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2008. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans, environmental liabilities and business acquisition agreements. Obligations related to environmental liabilities represent our estimate of obligations for sites at which we are performing remediation activities, excluding amounts reimbursed by the U.S. Government in its capacity as a potentially responsible party. The amounts also include liabilities related to tax positions we have taken for which we have recorded liabilities in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (see Notes 1 and 8). We estimated the timing of payments based on the expected completion of the related examinations by the applicable taxing authorities.

Purchase obligations related to operating activities include agreements and requirements contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors and outsourcing arrangements. Total purchase obligations in the preceding table include approximately $20 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. However, the U.S. Government would generally be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” pursuant to the FAR. For example, if we had commitments to purchase goods and services that were entered into as a result of a specific contract we received from our U.S. Government customer and the customer terminated the contract for its convenience, any amounts we would be required to pay to settle the related commitments, as well as amounts previously incurred, would generally be reimbursed by the customer. This would also be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language may also be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include amounts for facilities and equipment related to customer contracts.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, and building or leasing facilities for in-country operations. We do not commit to offset agreements until orders for our products or services are definitive. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and generally require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2008, we had outstanding offset agreements totaling $8.3 billion, primarily related to our Aeronautics segment, some of which extend through 2025. To the extent we have entered into purchase obligations at December 31, 2008 that also satisfy offset agreements, those amounts are included in the preceding table.

In connection with the formation of ULA, we and The Boeing Company (Boeing) each committed to provide up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support was required to be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case, to the extent necessary for ULA to meet its working capital needs. We agreed to provide this support for at least five years from December 1, 2006, the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing have put into place a revolving credit agreement with ULA, under which no amounts have been drawn.

At December 31, 2008, we and Boeing had made $3 million in payments under our capital contribution commitments, and we expect to contribute the remaining commitment of $22 million each to ULA in the first half of 2009. Prior to those contributions, we expect to receive a dividend from ULA in a like amount. In addition, both we and Boeing have cross-indemnified each other related to certain financial support arrangements (e.g., letters of credit, surety bonds or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain of its launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2008, and that it will not be necessary to make payments under the cross-indemnities.

In 2008, we and Boeing received from ULA a dividend of $100 million each. Prior to distribution of the dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, amounts required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of dividends we received in 2008 and any others we may receive through June 1, 2009. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

We have entered into standby letter of credit agreements and other arrangements with financial institutions and customers mainly relating to advances received from customers and/or the guarantee of future performance on some of our contracts. In some cases, we may also guarantee the contractual performance of third parties. At December 31, 2008, we had outstanding letters of credit, surety bonds and guarantees, as follows:

	Commitment Expiration By Period
(In millions)	Total Commitment	Less Than 1 Year (a)	1-3 Years (a)	3-5 Years (a)	After 5 Years (a)

Standby letters of credit	$2,680	$2,245	$350	$64	$21
Surety bonds	417	395	22	—	—
Guarantees	25	13	9	3	—
Total commitments	$3,122	$2,653	$381	$67	$21
(a)

Approximately $2,157 million, $141 million, $23 million, and $5 million of standby letters of credit in the “Less Than 1 Year,” “1-3 Years,” “3-5 Years,” and “After 5 Years” periods, and approximately $42 million and $3 million of surety bonds in the “Less Than 1 Year” and “1-3 Years” periods, are expected to renew for additional periods until completion of the contractual obligation.

Included in the table above is approximately $145 million representing letter of credit amounts for which related obligations or liabilities are also recorded on the Balance Sheet, either as reductions of inventories, as customer advances and amounts in excess of costs incurred, or as other liabilities. Approximately $1.8 billion of the standby letters of credit in the table above were issued to secure advance payments received under an F-16 contract from an international customer. These letters of credit are available for draw down in the event of our nonperformance, and the amount available will be reduced as certain events occur throughout the period of performance in accordance with the contract terms. Similar to the letters of credit for the F-16 contract, other letters of credit and surety bonds are available for draw down in the event of our nonperformance.

Under the agreement to sell LKEI and ILS (see Note 14), we were responsible for refunding customer advances to certain customers if launch services were not provided and ILS did not refund the advances. Our responsibility to refund the advances expired upon the successful completion of the final launch, which occurred in November 2008.

Acquisition and Divestiture Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this not only internally, through our independent research and development activities, but also through acquisitions. We selectively pursue the acquisition of businesses and investments that complement our current portfolio and allow access to new customers or technologies. We have made a number of such niche acquisitions of businesses and investments in affiliates during the past several years. Conversely, we may also explore the divestiture of businesses, investments and real estate. If we were to decide to sell any such assets, the resulting gains, if any, would be recorded when the transactions are completed and losses, if any, would be recorded when the value of the related asset is determined to be impaired.

Acquisitions

We used approximately $233 million in 2008 for acquisition activities, including the acquisitions of businesses and investments in affiliates. Those activities included the acquisition of, among others, Eagle Group International, LLC, which provides logistics, information technology, training and healthcare services to the U.S. Department of Defense. We used approximately $337 million in 2007 for acquisition activities, including an additional contribution of $177 million related to our investment in ULA discussed below. Those activities also included the acquisition of, among others, Management Systems Designers, Inc., a provider of information technology (IT) and scientific solutions supporting government life science, national security, and other civil agency missions. We used approximately $1.1 billion in 2006 for acquisition activities including the acquisition of, among others, Pacific Architects and Engineers, Inc., a provider of services to support military readiness, peacekeeping missions, nation-building activities, and disaster relief services. In each year, the amounts used for acquisitions included certain payments related to businesses acquired in prior years.

We accounted for the acquisitions under the purchase method of accounting, and therefore recorded purchase accounting adjustments by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The acquisitions were not material to our consolidated results of operations in 2008, 2007 or 2006.

Divestitures

There were no divestiture activities in 2008. During 2007 and 2006, we continued to execute the strategy to monetize certain of our equity investments and real estate by divesting of the following:

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

Year ended December 31, 2006

•

Our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS). The gain on the sale was deferred pending the disposition of guarantees associated with providing launch services for certain customers (see Note 14);

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

On December 1, 2006, we completed the formation of ULA with Boeing (see Note 14). As part of ULA’s formation, we contributed certain assets and liabilities related to our Atlas launch vehicle business. Our contribution, after completing working capital and conforming accounting adjustments and making an additional contribution of $177 million in 2007, totaled $367 million. We accounted for the transfer at net book value, with no gain or loss recognized. Our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing ratably over 10 years as equity in net earnings (losses) of equity investees in other income (expense), net. Our investment in ULA totaled $428 million and $402 million at December 31, 2008 and 2007.

Quantitative and Qualitative Disclosure of Market Risk

We maintain active relationships with a broad and diverse group of domestic and international financial institutions. We believe that they provide us with access to the general and trade credit we require to conduct business. We continue to closely monitor the market environment and actively manage counterparty exposure to minimize the impact from any single credit provider while ensuring availability of, and access to, sufficient credit resources.

Our main exposure to market risk relates to interest rates, foreign currency exchange rates and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. Our long-term debt portfolio bears interest at fixed rates. The estimated fair value of our long-term debt instruments was approximately $4.8 billion, compared with a carrying value of $4.1 billion.

We use foreign currency exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These foreign currency exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At December 31, 2008, the net fair value of foreign currency exchange contracts outstanding was an asset of $52 million (see Note 15).

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

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2008, investments in the Rabbi Trust totaled $500 million and are reflected at fair value on our Balance Sheet in other assets. The Rabbi Trust holds investments in marketable equity securities that are exposed to price changes and investments in fixed income securities that are exposed to changes in interest rates. Changes in the value of the Rabbi Trust are recognized in our earnings, in the caption “Other Non-operating Income (Expense), Net.” During 2008, we recorded net unrealized losses totaling $158 million related to the decrease in the value of the Rabbi Trust assets. A portion of the liabilities associated with the deferred compensation plans supported by the Rabbi Trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the deferred compensation liabilities are recognized in the caption “Unallocated Corporate Costs.” The current portion of the deferred compensation plan liabilities is on our Balance Sheet in salaries, benefits, and payroll taxes, and the non-current portion of the liability is on our Balance Sheet in other liabilities. The resulting change in the value of the liabilities generally has the effect of partially offsetting the impact of changes in the value of the Rabbi Trust. During 2008, we recorded earnings of $32 million related to the decrease in the value of the deferred compensation liabilities.

Recent Accounting Pronouncements

There are a number of new accounting pronouncements and interpretations that will impact our financial statements and disclosures (see Note 1 under the caption “Recent Accounting Pronouncements”). We do not expect that any of those pronouncements or interpretations upon adoption will have a material impact on our results of operations, financial position or cash flows.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of December 31, 2008. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. During 2008, our management performed a separate evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, including performing self-assessment and monitoring procedures. Based on those activities and other evaluation procedures, our management, including the CEO and CFO, concluded that internal control over financial reporting was effective as of December 31, 2008. Management’s report on our financial statements and internal control over financial reporting appears on page 60. In addition, the effectiveness of our internal control over financial reporting was audited by our independent registered public accounting firm. Their report appears on page 61.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” beginning on page 58, under the caption “Derivative financial instruments” in Note 1 on page 70, and Note 9 on page 81 of this Form 10-K.

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

Management conducted an evaluation of the effectiveness of the Corporation’s system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2008. Ernst & Young LLP also assessed the effectiveness of the Corporation’s internal control over financial reporting for the year ended December 31, 2008, as stated in their report included herein.

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

The Audit Committee, which is composed of six directors who are not members of management, has oversight responsibility for the Corporation’s financial reporting process and the audits of the consolidated financial statements and internal control over financial reporting. Both the independent auditors and the internal auditors meet periodically with members of the Audit Committee, with or without management representatives present. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in the Corporation’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

/S/ ROBERT J. STEVENS	/S/ BRUCE L. TANNER

ROBERT J. STEVENS	BRUCE L. TANNER
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Lockheed Martin Corporation and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

February 24, 2009

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in 2006 the Corporation adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

February 24, 2009

Lockheed Martin Corporation

Consolidated Statement of Earnings

	Year ended December 31,
(In millions, except per share data)	2008	2007	2006
Net Sales
Products	$34,809	$35,267	$33,863
Services	7,922	6,595	5,757
	42,731	41,862	39,620
Cost of Sales
Products	30,874	31,479	30,572
Services	7,147	5,874	5,118
Unallocated Corporate Costs	61	275	496
	38,082	37,628	36,186
	4,649	4,234	3,434
Other Income (Expense), Net	482	293	336
Operating Profit	5,131	4,527	3,770
Interest Expense	341	352	361
Other Non-operating Income (Expense), Net	(88)	193	183
Earnings Before Income Taxes	4,702	4,368	3,592
Income Tax Expense	1,485	1,335	1,063
Net Earnings	$3,217	$3,033	$2,529
Earnings Per Common Share
Basic	$8.05	$7.29	$5.91
Diluted	$7.86	$7.10	$5.80

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheet

	December 31,
(In millions, except per share data)	2008	2007
Assets
Current Assets
Cash and Cash Equivalents	$2,168	$2,648
Short-term Investments	61	333
Receivables	5,296	4,925
Inventories	1,902	1,718
Deferred Income Taxes	755	756
Other Current Assets	501	560
Total Current Assets	10,683	10,940

Property, Plant and Equipment, Net	4,488	4,320
Goodwill	9,526	9,387
Purchased Intangibles, Net	355	463
Prepaid Pension Asset	122	313
Deferred Income Taxes	4,651	760
Other Assets	3,614	2,743
	$33,439	$28,926
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,030	$2,163
Customer Advances and Amounts in Excess of Costs Incurred	4,535	4,212
Salaries, Benefits and Payroll Taxes	1,684	1,544
Current Maturities of Long-term Debt	242	104
Other Current Liabilities	2,051	2,014
Total Current Liabilities	10,542	10,037

Long-term Debt, Net	3,563	4,303
Accrued Pension Liabilities	12,004	1,192
Other Postretirement Benefit Liabilities	1,386	928
Other Liabilities	3,079	2,661
Total Liabilities	30,574	19,121

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	393	409
Additional Paid-in Capital	—	—
Retained Earnings	11,621	11,247
Accumulated Other Comprehensive Income (Loss)	(9,149)	(1,851)
Total Stockholders’ Equity	2,865	9,805
	$33,439	$28,926

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
(In millions)	2008	2007	2006
Operating Activities
Net earnings	$3,217	$3,033	$2,529
Adjustments to reconcile net earnings to Net Cash Provided by Operating Activities
Depreciation and amortization of plant and equipment	727	666	600
Amortization of purchased intangibles	118	153	164
Stock-based compensation	155	149	111
Excess tax benefits on stock-based compensation	(92)	(124)	(129)
Deferred income taxes	72	110	75
Changes in operating assets and liabilities:
Receivables	(333)	(324)	94
Inventories	(183)	(57)	(530)
Accounts payable	(141)	(66)	217
Customer advances and amounts in excess of costs incurred	313	394	475
Other	568	304	159
Net Cash Provided by Operating Activities	4,421	4,238	3,765
Investing Activities
Expenditures for property, plant and equipment	(926)	(940)	(893)
Acquisitions of businesses / investments in affiliates	(233)	(337)	(1,122)
Divestitures of businesses / investments in affiliates	—	26	180
Net proceeds from short-term investment transactions	272	48	48
Other	(20)	(2)	132
Net Cash Used for Investing Activities	(907)	(1,205)	(1,655)
Financing Activities
Issuances of common stock	250	350	627
Excess tax benefits on stock-based compensation	92	124	129
Repurchases of common stock	(2,931)	(2,127)	(2,115)
Common stock dividends	(737)	(615)	(538)
Issuance of long-term debt and related costs	491	—	—
Repayments of long-term debt	(1,103)	(32)	(210)
Premium and transaction costs for debt exchange	—	—	(353)
Net Cash Used for Financing Activities	(3,938)	(2,300)	(2,460)
Effect of exchange rate changes on cash and cash equivalents	(56)	3	18
Net (decrease) increase in cash and cash equivalents	(480)	736	(332)
Cash and cash equivalents at beginning of year	2,648	1,912	2,244
Cash and Cash Equivalents at end of year	$2,168	$2,648	$1,912

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Other	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance at December 31, 2005	$432	$1,724	$7,278	$(1,553)	$(14)	$7,867

Net earnings	—	—	2,529	—	—	2,529	$2,529
Common stock dividends declared ($1.25 per share)	—	—	(538)	—	—	(538)	—
Repurchases of common stock	(28)	(2,076)	—	—	—	(2,104)	—
Stock-based awards and ESOP activity	17	1,107	—	—	14	1,138	—
Other comprehensive income (loss):
Minimum pension liability, net of tax of $712 million	—	—	—	1,186	—	1,186	1,186
Reclassification adjustment related to available-for-sale investments, net of tax benefit of $54 million	—	—	—	(92)	—	(92)	(92)
Other, net of tax benefit of $18 million	—	—	—	(33)	—	(33)	(33)
Adjustment for adoption of FAS 158, net of tax benefit of $1,696 million	—	—	—	(3,069)	—	(3,069)	—
Balance at December 31, 2006	421	755	9,269	(3,561)	—	6,884	$3,590

Net earnings	—	—	3,033	—	—	3,033	$3,033
Common stock dividends declared ($1.47 per share)	—	—	(615)	—	—	(615)	—
Repurchases of common stock	(22)	(1,634)	(471)	—	—	(2,127)	—
Stock-based awards and ESOP activity	10	879	—	—	—	889	—
Adoption of FIN 48	—	—	31	—	—	31	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2007, net of tax of $840 million	—	—	—	1,527	—	1,527	1,527
Reclassification adjustment for recognition of prior period amounts, net of tax of $98 million	—	—	—	179	—	179	179
Other, net of tax of $7 million	—	—	—	4	—	4	4
Balance at December 31, 2007	409	—	11,247	(1,851)	—	9,805	$4,743

Net earnings	—	—	3,217	—	—	3,217	$3,217
Common stock dividends declared ($1.83 per share)	—	—	(737)	—	—	(737)	—
Repurchases of common stock	(29)	(796)	(2,106)	—	—	(2,931)	—
Stock-based awards and ESOP activity	8	738	—	—	—	746	—
Conversion of debentures Other comprehensive income (loss):	5	58	—	—	—	63	—
Postretirement benefit plans:
Unrecognized amounts in 2008, net of tax benefit of $4,011 million	—	—	—	(7,299)	—	(7,299)	(7,299)
Reclassification adjustment for recognition of prior period amounts, net of tax of $25 million	—	—	—	46	—	46	46
Foreign exchange translation adjustment Other, net of tax of $16 million	— —	— —	— —	(74 29)	— —	(74 29)	(74 29)
Balance at December 31, 2008	$393	$—	$11,621	$(9,149)	$—	$2,865	$(4,081)

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

December 31, 2008

Note 1 – Significant Accounting Policies

Organization – Lockheed Martin Corporation is a global security company engaged in the research, design, development, manufacture, integration, operation and sustainment of advanced technology systems and products, and in providing a broad range of management, engineering, technical, scientific, logistic and information services. As a leading systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft and spacecraft. We serve both domestic and international customers with products and services that have defense, civil and commercial applications, with our principal customers being agencies of the U.S. Government.

Basis of consolidation and classifications – Our consolidated financial statements include the accounts of subsidiaries we control and other entities where we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories, customer advances and certain amounts in other current liabilities are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in Current Assets and Current Liabilities.

We have reclassified certain amounts for prior years to conform with the 2008 presentation. We reclassified $3 million and $18 million in 2007 and 2006 related to the effect of exchange rate changes on cash held in foreign currencies on our Statement of Cash Flows from operating activities to effect of exchange rate changes on cash and cash equivalents. We have reclassified $166 million in 2007 related to certain contract-related amounts from other liabilities to other current liabilities. We have reclassified $42 million in 2007 related to certain contract-related amounts from customer advances and amounts in excess of costs incurred to other current liabilities.

Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Due to the size and nature of many of our programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for schedule and technical issues. Our actual results may differ from those estimates.

Cash and cash equivalents – Cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying value on our Balance Sheet approximates fair value.

Short-term investments – Our short-term investments include marketable securities that are categorized as available-for-sale securities as defined by Statement of Financial Accounting Standards (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities. We record realized gains and losses in other non-operating income (expense), net. For purposes of computing realized gains and losses, we determine cost on a specific identification basis. The fair values of our marketable securities are determined based on quoted prices in active markets for identical securities, or on quoted prices for similar instruments or quoted prices for identical or similar instruments in inactive markets.

We record short-term investments at fair value. At year end, our investment portfolio included the following:

	December 31,
	2008		2007
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Corporate debt securities	$62	$58	$91	$90
U.S. Treasury and other securities	6	3	13	13
Government-sponsored enterprise securities	—	—	116	116
Commercial paper	—	—	115	114
	$68	$61	$335	$333

Approximately 33% of the securities in our portfolio had contractual maturities of one year or less at December 31, 2008. An additional 62% of the securities had contractual maturities of one to five years, with the remainder greater than five years. Proceeds from sales of marketable securities totaled $28 million in 2008, $53 million in 2007, and $167 million in 2006. Gross gains and losses related to sales of marketable securities in 2008, 2007 and 2006, as well as net unrealized gains and losses at each year end, were not material.

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

Property, plant and equipment, net – We include property, plant and equipment on our Balance Sheet principally at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets, and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment.

Goodwill – We evaluate goodwill for potential impairment on an annual basis or if impairment indicators are present. Our evaluation includes comparing the fair value of a reporting unit, using a discounted cash flow methodology, to its carrying value including goodwill recorded by the reporting unit. We generally define reporting units at the business segment level or one level below the business segment. If the carrying value exceeds the fair value, we measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

Purchased intangibles, net – We amortize intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For certain business combinations, the amounts we record related to purchased intangibles are determined from independent valuations. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships which are amortized over periods of 15 years or less, and trade names which have indefinite lives. We include purchased intangibles on our Balance Sheet net of accumulated amortization of $2,098 million and $2,105 million at December 31, 2008 and 2007. Less than 10% of the unamortized balance of purchased intangibles at December 31, 2008 is composed of intangibles with indefinite lives. Amortization expense related to these intangible assets was $118 million, $153 million, and $164 million for the years ended December 31, 2008, 2007 and 2006, and we estimate amortization expense will be $99 million in 2009, $94 million in 2010, $83 million in 2011, $28 million in 2012 and $22 million in 2013.

Customer advances and amounts in excess of cost incurred – We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. We classify such advances, other than those reflected as a reduction of receivables or inventories as discussed above, as Current Liabilities.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is generally based on our best estimate of the costs to be incurred for remediation at a particular site within a range of estimates for that site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We expect to include a substantial portion of environmental costs in net sales and cost of sales pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record an asset for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. We include the portion of those costs expected to be allocated to commercial business or that is determined to be unallowable for pricing under U.S. Government contracts in cost of sales at the time the liability is established.

Sales and earnings – We record sales and anticipated profits under long-term fixed-price design, development and production contracts on a percentage of completion basis, generally using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. We include estimated contract profits in earnings in proportion to recorded sales. We record sales under certain long-term, fixed-price design, development and production contracts which, among other factors, provide for the delivery of minimal quantities or require a substantial level of development effort in relation to total contract value, upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs we incur to our estimate of total costs at completion. We record sales and an estimated profit under design, development and production cost-reimbursement-type contracts as costs are incurred in the proportion that the incurred costs bear to total estimated costs. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined. We record sales of products and services provided under essentially commercial terms and conditions upon delivery and passage of title.

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

We record revenue under contracts for services other than those associated with design, development and production activities either as services are performed or when a contractually required event has occurred, depending on the contract. The majority of our service contracts is in our Information Systems & Global Services segment. We generally record revenue under such services contracts on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs we incur under these services contracts are expensed as incurred, except that we capitalize and recognize initial “set-up” costs over the life of the agreement. Award and incentive fees related to our performance on services contracts are recognized when they are fixed and determinable, generally at the date the amount is communicated to us by the customer.

Research and development and similar costs – Costs for research and development we sponsor primarily include independent research and development and bid and proposal efforts related to government products and services. Except for certain arrangements described below, we generally include these costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements. Costs for product development initiatives we sponsor that are not otherwise allocable are charged to expense when incurred. Under some arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is generally expensed as incurred. Total independent research and development costs charged to cost of sales in 2008, 2007 and 2006, including costs related to bid and proposal efforts, totaled $1,220 million in 2008, $1,206 million in 2007 and $1,051 million in 2006. Of those amounts, $501 million, $528 million and $427 million represented bid and proposal costs. Costs we incur under customer-sponsored research and development programs pursuant to contracts are accounted for as net sales and cost of sales under the contract.

Restructuring activities – Under existing U.S. Government regulations, certain costs we incur for consolidation or restructuring activities that we can demonstrate will result in savings in excess of the cost to implement those actions can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of our products and services to agencies of the U.S. Government. Assets recorded at December 31, 2008 and 2007 for deferred costs related to various consolidation and restructuring activities were not material.

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

Investments in equity securities – Investments in equity securities include our ownership interests in companies that we do not control, including those where our investment represents less than a 20% ownership. We include these investments in other assets on the Balance Sheet. When we have investments that represent a 20% to 50% ownership interest, we generally account for them under the equity method of accounting. Under this method of accounting, our share of the net earnings or losses of the investees is included in operating profit in other income (expense), net since the activities of the investees are closely aligned with the operations of the business segments holding the investments. We recognize gains or losses arising from issuances of stock by wholly-owned or majority-owned subsidiaries, or by equity method investees, in the current period in other non-operating income (expense), net.

For those investments that represent less than a 20% ownership interest, if classified as available-for-sale under FAS 115, the investments are accounted for at fair value, with unrealized gains and losses reflected net of income taxes in accumulated other comprehensive income (loss) in the Statement of Stockholders’ Equity. Investments classified as trading under FAS 115 are accounted for at fair value, with unrealized gains and losses recorded in other non-operating income (expense), net in the Statement of Earnings. If declines in the value of investments accounted for under either the equity method or FAS 115 are determined to be other than temporary, a loss is recorded in earnings in the current period. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. Investments not accounted for under one of these methods are generally accounted for under the cost method of accounting.

Derivative financial instruments – We use derivative financial instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. We record derivatives at their fair value as either other current assets or other current liabilities on the Balance Sheet. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that are not considered highly effective hedges are included in earnings. Adjustments to reflect changes in fair values of derivatives that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction occurs and the entire transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives attributable to the ineffective portion of the hedges, if any, are immediately recognized in earnings.

Our foreign currency exchange contracts generally qualify as hedges of the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies. The amounts of gains and losses recorded during the year related to our foreign currency exchange contracts were not material. At December 31, 2008, the net fair value of our outstanding foreign currency exchange contracts was an asset of $52 million (see Note 15).

Stock-based compensation – Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payment, and the related SEC rules included in Staff Accounting Bulletin (SAB) 107, Share-Based Payment, on a modified prospective basis (see Note 12). Under this method, we recognize compensation cost related to 1) all share-based payments (stock options and restricted stock awards) granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions of FAS 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS 123(R).

Income taxes – We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service (IRS). If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. If we cannot reach that determination, no benefit is recorded. We record interest and penalties related to income taxes as a component of income tax expense in our consolidated financial statements.

Comprehensive income (loss) – Comprehensive income (loss) and its components are presented in the Statement of Stockholders’ Equity.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	2008	2007

Postretirement benefit plan adjustments	$(9,059)	$(1,806)
Foreign exchange translation adjustments	(108)	(34)
Other, net	18	(11)
	$(9,149)	$(1,851)

Recent accounting pronouncements – In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP increases disclosures for public companies about securitizations, asset-backed financings and variable interest entities. The provisions of this FSP are effective immediately and adoption did not have a material impact on our results of operations, financial position, cash flows, or financial statement disclosures.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market that is Not Active. FSP 157-3 clarifies the application of FAS 157 in an inactive market. The provisions of FSP 157-3 are effective immediately and adoption did not have a material impact on our results of operations, financial position or cash flows.

We adopted FAS 157, Fair Value Measurements, effective January 1, 2008, as it relates to financial assets and liabilities (see Note 15). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The partial adoption of FAS 157 did not have a material impact on our results of operations, financial position or cash flows. The FAS 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with FASB FSP 157-2, Effective Date of FASB Statement No. 157. We do not expect the adoption of FAS 157 as it relates to certain non-financial assets and liabilities will have a material impact on our results of operations, financial position or cash flows.

We adopted FASB Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007 (see Note 8). FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation was a $31 million noncash increase to our opening balance of retained earnings in 2007.

Effective December 31, 2006, we adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their postretirement benefit plans on the Balance Sheet, measure the fair value of plan assets and benefit obligations as of the Balance Sheet date, and provide additional disclosures (see Note 10). The effect of adopting the statement on our financial condition at December 31, 2006 has been reflected in these financial statements. The statement’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable to us since we already use a measurement date of December 31 for our plans.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which will be effective beginning with our first quarter 2009 financial reporting. The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, retrospective adjustment to earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) is required to conform to the provisions of the FSP. We do not expect the adoption of the FSP will have a material impact on our results or operations, financial position or cash flows.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which will be effective beginning with our first quarter 2009 financial reporting. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The FSP changes the accounting for our previously outstanding $1.0 billion in original principal amount of floating rate convertible debentures in that it requires that we bifurcate the proceeds from the debt issuance between a debt and equity component as of the August 2003 issuance date and through the August 2008 date that they were converted or redeemed. The equity component would reflect the value of the conversion feature of the debentures. We do not plan to adopt the provisions of the new rule relative to the floating rate convertible debentures we redeemed in August 2008, as the impact on our previously reported financial statements is not material.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective beginning with our first quarter 2009 financial reporting. We do not expect the adoption of FAS 161 will have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued FAS 141(R), Business Combinations, which is effective January 1, 2009. The new standard replaces existing guidance and significantly changes accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. FAS 141(R) is effective for businesses acquired after the effective date.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This new standard requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. FAS 160 is effective beginning with our first quarter 2009 financial reporting. We do not expect the adoption of FAS 160 will have a material impact on our results of operations, financial position or cash flows.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The FSP replaces the requirement to disclose the percentage of the fair value of total plan assets with a requirement to disclose the fair value of each major asset category and for companies to consider providing additional disclosures about major asset categories based on the disclosure objectives in the FSP. Also, the FSP requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in FAS 157. Furthermore, the FSP requires companies to reconcile the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3 in the hierarchy). The FSP is effective beginning with our 2009 annual consolidated financial statements. We do not expect the adoption of FSP 132(R)-1 will have a material impact on our results of operations, financial position, or cash flows.

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

As of August 15, 2008, all of the $1.0 billion of floating rate convertible debentures had been delivered for conversion or were redeemed. Upon conversion of the debentures, we paid cash for the principal amount of the debentures relative to our conversion obligations, and satisfied the conversion obligations in excess of the principal amount by issuing 5.0 million shares of our common stock (see Note 9). FAS 128, Earnings Per Share, required that shares to be used to pay the conversion obligations in excess of the accreted principal amount be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation up to the date the convertible securities were converted. The number of shares included in the computation at December 31, 2007 and 2006 did not have a material impact on earnings per share.

Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

(In millions, except per share data)	2008	2007	2006

Net earnings for basic and diluted computations	$3,217	$3,033	$2,529

Weighted average common shares outstanding
Average number of common shares outstanding for basic computations	399.7	416.0	428.1
Dilutive stock options, restricted stock and convertible securities	9.7	11.1	8.3
Average number of common shares outstanding for diluted computations	409.4	427.1	436.4

Earnings per common share
Basic	$8.05	$7.29	$5.91
Diluted	$7.86	$7.10	$5.80

Note 3 – Other Income (Expense), Net

The components of other income (expense), net included the following:

(In millions)	2008	2007	2006

Included in operating profit
Equity in net earnings of equity investees	$289	$203	$130
Gain on sale of ownership interests in LKEI and ILS	108	—	—
Earnings from elimination of reserves associated with various land sales	85	—	—
Gain on sale of Comsat International	—	25	—
Gain on sales of land	—	25	51
Earnings from reversal of legal reserves due to settlement	—	21	—
Gains on sales of various investment interests	—	—	127
Earnings from expiration of AES transaction indemnification	—	—	29
Gain on sale of Space Imaging’s assets	—	—	23
Other activities, net	—	19	(24)
	$482	$293	$336

Included in other non-operating income (expense), net
Investment income (expense), net	$(88)	$193	$199
Debt-related expenses and charges	—	—	(16)
	$(88)	$193	$183

See Notes 9 and 14 for a discussion of certain transactions included in the table above.

Note 4 – Information on Business Segments

We operate in four principal business segments: Electronic Systems, Information Systems & Global Services, Aeronautics, and Space Systems. We organize our business segments based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment (see discussion below), costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 12), the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. Since the activities of the investees in which certain business segments hold equity interests are closely aligned with the operations of those segments, the equity earnings (losses) from those investees are included in the operating profit of the respective segments. For financial data other than operating profit where amounts are reconciled to consolidated totals, all activities other than those pertaining to the principal business segments are included in “Corporate activities.”

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under GAAP in accordance with FAS 87, Employers’ Accounting for Pensions, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in our business segment results. CAS is a major factor in determining our pension funding requirements, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules.

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

Following is a brief description of the activities of the principal business segments:

•

Electronic Systems – Engaged in managing complex programs and designs, develops, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide. Global security solutions include advanced sensors, decision systems, and weapons for air-, land-, and sea-based platforms. The segment integrates land vehicles, ships, and fixed- and rotary-wing aircraft. Major lines of business include air and missile defense; tactical missiles; weapon fire control systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; land, sea-based, and airborne radars; surveillance and reconnaissance systems; simulation and training systems; and integrated logistics and sustainment services. Electronic Systems also manages and operates the Sandia National Laboratories for the U.S. Department of Energy and is part of the consortium that manages the United Kingdom’s Atomic Weapons Establishment.

•

Information Systems & Global Services – Engaged in providing federal services, Information Technology (IT) solutions and advanced technology expertise across a broad spectrum of applications and customers. Information Systems & Global Services provides full life cycle support and highly specialized talent in the areas of software and systems engineering, including capabilities in space, air and ground systems, and also provides logistics, mission operations support, peacekeeping and nation-building services for a wide variety of defense and civil government agencies in the U.S. and abroad.

•

Aeronautics – Engaged in the research, design, development, manufacture, integration, sustainment, support and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Major products and programs include design, development, production and sustainment of the F-35 stealth multi-role international coalition fighter; the F-22 air dominance and multi-mission stealth fighter; the F-16 international multi-role fighter; the C-130J tactical transport aircraft; the C-5 strategic airlifter modernization program; and support for the P-3 maritime patrol aircraft and U-2 high-altitude reconnaissance aircraft. We also produce major components for Japan’s F-2 fighter aircraft and are a co-developer of the Korean T-50 supersonic jet trainer aircraft. The Skunk Works advanced development organization provides next generation innovative system solutions using rapid prototype applications and advanced technologies.

•

Space Systems – Engaged in the design, research and development, engineering and production of satellites, strategic and defensive missile systems and space transportation systems. The Satellite product line includes both government and commercial satellites. Strategic & Defensive Missile Systems includes missile defense technologies and systems and fleet ballistic missiles. Space Transportation Systems includes the next generation human space flight system known as the Orion crew exploration vehicle, as well as the Space Shuttle’s external tank and commercial launch services using the Atlas V launch vehicle. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities and expendable launch services for the U.S. Government.

Selected Financial Data by Business Segment

(In millions)	2008	2007	2006
Net sales
Electronic Systems	$11,620	$11,143	$10,519
Information Systems & Global Services	11,611	10,213	8,990
Aeronautics	11,473	12,303	12,188
Space Systems	8,027	8,203	7,923
Total	$42,731	$41,862	$39,620

Operating profit (a)
Electronic Systems	$1,508	$1,410	$1,264
Information Systems & Global Services	1,076	949	804
Aeronautics	1,433	1,476	1,221
Space Systems	953	856	742
Total business segments	4,970	4,691	4,031
Unallocated Corporate income (expense), net (b)	161	(164)	(261)
Operating profit	$5,131	$4,527	$3,770

Intersegment revenue
Electronic Systems	$625	$595	$579
Information Systems & Global Services	937	1,054	1,118
Aeronautics	147	147	164
Space Systems	203	150	140
Total	$1,912	$1,946	$2,001

Depreciation and amortization of plant and equipment
Electronic Systems	$252	$227	$190
Information Systems & Global Services	66	68	65
Aeronautics	190	181	154
Space Systems	166	136	132
Total business segments	674	612	541
Corporate activities	53	54	59
Total	$727	$666	$600

Amortization of purchased intangibles
Electronic Systems	$10	$27	$47
Information Systems & Global Services	44	55	46
Aeronautics	50	50	50
Space Systems	5	9	9
Total business segments	109	141	152
Corporate activities	9	12	12
Total	$118	$153	$164

Expenditures for property, plant and equipment
Electronic Systems	$267	$327	$334
Information Systems & Global Services	80	75	74
Aeronautics	227	235	221
Space Systems	231	228	226
Total business segments	805	865	855
Corporate activities	121	75	38
Total	$926	$940	$893

Selected Financial Data by Business Segment (continued)

(In millions)	2008	2007	2006

Assets (c)
Electronic Systems	$8,515	$8,500	$8,217
Information Systems & Global Services	7,593	7,477	7,054
Aeronautics	3,521	3,014	3,140
Space Systems	2,908	2,977	2,913
Total business segments	22,537	21,968	21,324
Corporate activities (d)	10,902	6,958	6,907
Total	$33,439	$28,926	$28,231

Goodwill
Electronic Systems	$4,573	$4,518	$4,505
Information Systems & Global Services	4,334	4,265	4,141
Aeronautics	148	148	148
Space Systems	471	456	456
Total	$9,526	$9,387	$9,250

Customer advances and amounts in excess of costs incurred
Electronic Systems	$2,002	$1,801	$1,374
Information Systems & Global Services	187	202	272
Aeronautics	2,132	1,833	1,816
Space Systems	214	376	394
Total	$4,535	$4,212	$3,856

(a)	Operating profit included equity in net earnings (losses) of equity investees as follows:

(In millions)	2008	2007	2006
Electronic Systems	$36	$58	$29
Information Systems & Global Services	8	6	6
Aeronautics	21	25	17
Space Systems	224	134	78
Total business segments	289	223	130
Corporate activities	—	(20)	—
Total	$289	$203	$130

(b)	Net unallocated Corporate income (expense), net includes the following:

(In millions)	2008	2007	2006
FAS/CAS pension adjustment	$128	$(58)	$(275)
Items not considered in segment operating performance	193	71	230
Stock-based compensation	(155)	(149)	(111)
Other	(5)	(28)	(105)
	$161	$(164)	$(261)

For information regarding the items not considered in management’s evaluation of segment operating performance, see Notes 3 and 14 to the consolidated financial statements.

(c)	We have no significant long-lived assets located in foreign countries.
(d)	Assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, the deferred environmental asset and investments in a Rabbi Trust.

Selected Financial Data by Business Segment (continued)

Net Sales by Customer Category

(In millions)	2008	2007	2006
U.S. Government
Electronic Systems	$8,247	$8,196	$8,006
Information Systems & Global Services	10,850	9,591	8,484
Aeronautics	9,268	9,597	9,578
Space Systems	7,685	7,681	7,185
Total	$36,050	$35,065	$33,253

Foreign governments (a) (b)
Electronic Systems	$3,039	$2,672	$2,362
Information Systems & Global Services	390	284	91
Aeronautics	2,043	2,531	2,581
Space Systems	15	13	11
Total	$5,487	$5,500	$5,045

Commercial and Other (b)
Electronic Systems	$334	$275	$151
Information Systems & Global Services	371	338	415
Aeronautics	162	175	29
Space Systems	327	509	727
Total	$1,194	$1,297	$1,322
	$42,731	$41,862	$39,620

(a)	Sales made to foreign governments through the U.S. Government, or “foreign military sales,” are included in the “Foreign governments” category.
(b)	International sales, including export sales reflected in the “Foreign governments” and “Commercial and Other” categories, were $5.9 billion, $6.3 billion and $5.6 billion in 2008, 2007 and 2006.

Note 5 – Receivables

Receivables consisted of the following components:

(In millions)	2008	2007

U.S. Government
Amounts billed	$1,698	$1,718
Unbilled costs and accrued profits	2,590	2,329
Less customer advances and progress payments	(471)	(428)
	3,817	3,619

Foreign governments and commercial
Amounts billed	487	333
Unbilled costs and accrued profits	1,127	1,144
Less customer advances	(135)	(171)
	1,479	1,306
	$5,296	$4,925

We expect to bill substantially all of the December 31, 2008 unbilled costs and accrued profits during 2009.

Note 6 – Inventories

Inventories consisted of the following components:

(In millions)	2008	2007

Work-in-process, primarily related to long-term contracts and programs in progress	$4,631	$4,039
Less customer advances and progress payments	(3,396)	(2,839)
	1,235	1,200
Other inventories	667	518
	$1,902	$1,718

Work-in-process inventories at December 31, 2008 and 2007 included general and administrative costs of $434 million and $303 million. For the years ended December 31, 2008, 2007 and 2006, general and administrative costs incurred and recorded in inventories totaled $2,344 million, $2,077 million and $1,894 million, and general and administrative costs charged to cost of sales from inventories totaled $2,213 million, $2,103 million and $1,863 million.

Note 7 – Property, Plant and Equipment

Property, plant and equipment consisted of the following components:

(In millions)	2008	2007

Land	$109	$112
Buildings	4,756	4,574
Machinery and equipment	6,034	5,619
	10,899	10,305
Less accumulated depreciation and amortization	(6,411)	(5,985)
	$4,488	$4,320

During the year ended December 31, 2008, we wrote off $314 million of cost and accumulated depreciation related to certain plant and equipment that had been fully depreciated or amortized.

Note 8 – Income Taxes

Our provision for federal and foreign income tax expense consisted of the following components:

(In millions)	2008	2007	2006

Federal income taxes
Current	$1,385	$1,199	$979
Deferred	72	107	73
Total federal income taxes	1,457	1,306	1,052
Foreign income taxes
Current	28	26	9
Deferred	—	3	2
Total foreign income taxes	28	29	11
Income tax expense	$1,485	$1,335	$1,063

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and other matters disclosed in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $221 million for 2008, $199 million for 2007, and $113 million for 2006.

Our reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% to actual income tax expense is as follows:

(In millions)	2008	2007	2006
Income tax expense at the U.S. federal statutory tax rate	$1,646	$1,528	$1,257
Reduction in tax expense
U.S. production activity benefit	(67)	(55)	(21)
Research tax credit	(36)	(30)	(9)
Tax deductible dividends	(38)	(32)	(29)
Closure of IRS examination	—	(59)	—
Extraterritorial income (ETI) exclusion benefit	—	—	(63)
Refund claims for additional ETI benefits	—	—	(62)
Other, net	(20)	(17)	(10)
Income tax expense	$1,485	$1,335	$1,063

Income tax expense for 2008 included the impact of the Emergency Economic Stabilization Act of 2008, signed by the President on October 3, 2008, which retroactively extended the research and development tax credit from January 1, 2008 to December 31, 2009. As a result, we recognized a tax benefit, which reduced our income tax expense in the fourth quarter of 2008 by $36 million ($0.09 per share). In 2007, we closed IRS examinations which included resolution of uncertain tax positions associated with the 2003 and 2004 audit years and claims we filed for additional ETI tax benefits for years prior to 2005. As a result, we recognized additional tax benefits and reduced our income tax expense in the first quarter of 2007 by $59 million ($0.14 per share), including related interest, which reduced our effective tax rate for 2007 by 1.4%. In 2006, we recorded a tax benefit related to claims filed with the IRS for additional ETI tax benefits for sales in previous years. Recognition of this benefit decreased income tax expense by $62 million ($0.14 per share), and reduced our effective tax rate for 2006 by 1.7%.

Current income taxes payable of $277 million and $41 million at December 31, 2008 and 2007 are included in other current liabilities on the Balance Sheet.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2008	2007

Deferred tax assets related to:
Contract accounting methods	$363	$465
Accrued compensation and benefits	745	683
Pensions (a)	4,361	526
Other postretirement benefit obligations (a)	580	437
Foreign company operating losses and credits	34	34
Gross deferred tax assets	6,083	2,145
Less: valuation allowance (b)	30	30
Net deferred tax assets	6,053	2,115

Deferred tax liabilities related to:
Goodwill and purchased intangibles	365	365
Property, plant and equipment	235	180
Other	63	54
Deferred tax liabilities	663	599
Net deferred tax assets (c)	$5,390	$1,516

(a)

The increase in the deferred tax balance for the postretirement benefit plans resulted from increases in accrued pension and other postretirement benefit liabilities calculated in accordance with FAS 158.

(b)	A valuation allowance has been provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
(c)	Net deferred tax assets as of December 31, 2008 includes $16 million of net foreign noncurrent deferred tax liabilities, which is included on the Balance Sheet in other liabilities.

We adopted FIN 48 effective January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109. We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments which, exclusive of interest, totaled $250 million and $195 million at December 31, 2008 and 2007, and $266 million at January 1, 2007, after the adjustment to the beginning balance of retained earnings. The change in the liability primarily resulted from the following:

(In millions)	2008	2007
Balance at January 1	$195	$266
Tax positions related to the current year	55	81
Increase (decrease) related to tax positions in prior years
Recognition of benefits from resolution of issues with IRS	—	(98)
Unrecognized tax benefits arising from acquisition activity	—	28
Decreases related to settlements with taxing authorities	—	(82)
Balance at December 31	$250	$195

The liability at the end of 2008 was recorded in other current liabilities on the Balance Sheet. Approximately $150 million of the $195 million of liabilities at the end of 2007 were recorded in other liabilities on the Balance Sheet, with the remainder recorded in other current liabilities. At December 31, 2008 and 2007, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective tax rate, was $238 million and $180 million. Over the next year, it is expected that the IRS examination of our U.S. Federal income tax returns for 2005-2008 and certain non-domestic income tax issues will be resolved. Resolution of these matters is expected to change our unrecognized tax benefit balance, but due to the current stage of the examination, we are not able to estimate the impact on our consolidated results of operations, financial position or cash flows. The amount of net interest and penalties recognized as a component of income tax expense during the years ended December 31, 2008, 2007 and 2006, as well as the amount of interest and penalties accrued at December 31, 2008 and 2007, was not material.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2003.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $139 million and $136 million that have not been distributed by our non-U.S. companies at December 31, 2008 and 2007. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance. If these earnings were remitted, we estimate that the additional income taxes after foreign tax credits would be about $16 million and $11 million in 2008 and 2007.

Our federal and foreign income tax payments, net of refunds received, were $1,234 million in 2008, $1,131 million in 2007, and $859 million in 2006. Included in these amounts are tax payments and refunds related to our divestiture activities.

Note 9 – Debt

Our long-term debt is primarily in the form of publicly issued notes and debentures, as follows:

(In millions)	Interest Rate	2008	2007

Notes due 6/15/2008	7.70%	$—	$103
Notes due 12/1/2009	8.20%	241	241
Debentures due 4/15/2013	7.38%	150	150
Notes due 3/14/2013	4.12%	500	—
Debentures due 5/1/2016	7.65%	600	600
Debentures due 9/15/2023	7.00%	200	200
Notes due 6/15/2024	8.38%	167	167
Debentures due 6/15/2025	7.63%	150	150
Debentures due 5/1/2026	7.75%	423	423
Debentures due 12/1/2029	8.50%	317	317
Convertible Debentures due 8/15/2033	LIBOR – 0.25%	—	1,000
Debentures due 5/1/2036	7.20%	300	300
Notes due 9/1/2036	6.15%	1,079	1,079
Discount on Notes due 9/1/2036	N/A	(340)	(342)
Other	Various	18	19
		3,805	4,407
Less: Current maturities of long-term debt		242	104
		$3,563	$4,303

In June 2008, our Board of Directors authorized and we announced the planned redemption of any and all of our $1.0 billion in original principal amount of floating rate convertible debentures that remained outstanding on August 15, 2008. Holders could elect to convert their debentures at any time prior to the close of business on August 14, 2008. Any debentures not delivered for conversion by the close of business on that date were no longer available for conversion and were redeemed at $1,000 for each $1,000 in principal amount on August 15, 2008.

As of August 15, 2008, all of the debentures had been delivered for conversion or were redeemed. The aggregate amount paid in cash subsequent to conversion of the debentures was $1.0 billion, representing the principal amount of the debentures relative to our conversion obligations, which was equal to the original principal amount of the debentures. In addition, the conversion rate for the debentures from the time of our announcement in June through August 15 was 13.7998 shares of common stock for each $1,000 in original principal amount of debentures, equating to a conversion price of $72.46. The conversion obligations in excess of the principal amount, computed based on the closing price of our common stock over the cash settlement averaging period as defined in the indenture, totaled $571 million, and resulted in the issuance of 5.0 million shares of our common stock. The issuance of the common shares for the conversion obligations was recognized in stockholders’ equity as a $5 million increase to common stock and a corresponding net decrease to additional paid-in capital. Also, a deferred tax liability of $63 million attributable to interest deductions associated with the debentures was credited to additional paid-in capital upon conversion.

The debentures provided that if the price of our common stock exceeded 130% of the conversion price for a specified period of time as defined in the indenture agreement, the holders could elect to convert their debentures in the following calendar quarter. In the fourth quarter of 2007, the price of our common stock exceeded 130% of the $73.25 conversion price for the specified period of time, and therefore holders of the debentures could elect to convert them during the quarter ending March 31, 2008. The right to convert the debentures based on our stock price was re-evaluated each quarter. In addition, the registered holders of $300 million of 40-year debentures issued in 1996 that bear interest of 7.20% could elect, between March 1 and April 1, 2008, to have their debentures repaid on May 1, 2008. No such elections were made. We classified those debentures and the $1.0 billion of convertible debentures as long-term based on our ability and intent to maintain the debt outstanding for at least one year. Our ability to do so is demonstrated by our $1.5 billion revolving credit facility discussed below.

In March 2008, we issued $500 million of long-term notes. The notes have a fixed coupon interest rate of 4.12% and are due in 2013.

In August 2006, we issued $1,079 million of new 6.15% Notes due 2036 (the Notes) in exchange for a portion of our then outstanding debt securities and cash consideration of $343 million. Holders also received a cash payment representing accrued and unpaid interest on the previous notes. We accounted for the transaction as an exchange of debt under Emerging Issues Task Force (EITF) Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The cash consideration of $343 million, which is included in the Statement of Cash Flows in financing activities, will be amortized over the life of the Notes as a discount using the effective interest method and recorded in interest expense. The Notes are included on our Balance Sheet net of the unamortized discount under the caption “Long-term Debt, Net”. The expenses associated with the exchange, net of state income tax benefits, totaled $16 million and were recorded in other non-operating income (expense), net. They reduced net earnings by $11 million ($0.03 per share) in 2006.

At December 31, 2008 and 2007, we had in place a $1.5 billion revolving credit facility with a group of banks which expires in June 2012. There were no borrowings outstanding under the facility at December 31, 2008 and 2007. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio.

Our scheduled long-term debt maturities following December 31, 2008 are: $242 million in 2009; $1 million in 2010; $1 million in 2011; $1 million in 2012; $651 million in 2013; and $3,249 million thereafter. These amounts do not include the remaining $340 million unamortized discount recorded in connection with the debt exchange in 2006.

The estimated fair values of our long-term debt instruments at December 31, 2008 and 2007, aggregated approximately $4,782 million and $5,701 million, compared with a carrying amount of approximately $4,145 million and 4,749 million, excluding the $340 million and 342 million unamortized discount. The fair values were estimated based on quoted market prices.

Interest payments were $320 million in 2008, $327 million in 2007, and $337 million in 2006.

Note 10 – Postretirement Benefit Plans

Defined Contribution Plans

We maintain a number of defined contribution plans with 401(k) features that cover substantially all of our employees. Under the provisions of our 401(k) plans, our employees’ eligible contributions are matched at rates contained in the plan documents. Our matching obligations were $351 million in 2008, $327 million in 2007, and $303 million in 2006, the majority of which were funded in our common stock.

Our Salaried Savings Plan is a defined contribution plan with a 401(k) feature that includes an Employee Stock Ownership Plan (ESOP) Fund. Our matching contributions to the Salaried Savings Plan have been fulfilled through purchases of common stock from participant account balance reallocations or through newly issued shares. At December 31, 2008, the Salaried Savings Plan held 59.3 million issued and outstanding shares of our common stock, all of which were allocated to participant accounts.

Certain plans for hourly employees include an ESOP Fund. In one such plan, the match is made, generally at the election of the participant, in either our common stock or cash which is invested at the participant’s direction in one of the plan’s other investment options. Contributions to these plans were made through small amounts of new shares issued by us, or through cash contributed to the ESOP trust which was used by the trustee to purchase common stock either, as elected by the trustee, from participant account balance reallocations or in the open market, for allocation to participant accounts. This ESOP trust held 2.0 million issued and outstanding shares of our common stock at December 31, 2008, all of which were allocated to participant accounts.

Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans

Most of our employees hired on or before December 31, 2005 are covered by qualified defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union represented employees hired after January 1, 2006 do not participate in our qualified defined benefit pension plans, but are eligible to participate in our defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation. We have made contributions to trusts established to pay future benefits to eligible retirees and dependents (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans). We use December 31 as the measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for each of the years presented were based on assumptions in effect at the end of the respective preceding year.

We account for our defined benefit pension and retiree medical and life insurance plans using FAS 158, FAS 87, and FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FAS 158 requires us to recognize on a plan-by-plan basis the funded status of our postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The adjustment to stockholders’ equity at December 31, 2006 represented the net unrecognized actuarial losses and prior service costs which were previously netted against the plan’s funded status on our Balance Sheet in accordance with FAS 87 and included the elimination of the minimum pension liability and intangible asset related to our defined benefit pension plans that had been recorded prior to its adoption.

The following provides a reconciliation of benefit obligations, plan assets and funded status related to our qualified defined benefit pension plans and retiree medical and life insurance plans:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
(In millions)	2008	2007	2008	2007
Change in benefit obligations
Benefit obligations at beginning of year	$28,138	$28,525	$2,945	$3,344
Service cost	823	862	43	51
Interest cost	1,741	1,631	180	189
Benefits paid	(1,474)	(1,418)	(368)	(385)
Medicare Part D subsidy	—	—	41	—
Actuarial losses (gains)	1,103	(1,482)	(178)	(370)
Amendments	89	18	10	(11)
Divestitures	1	2	—	—
Participants’ contributions	—	—	139	127
Benefit obligations at end of year	$30,421	$28,138	$2,812	$2,945
Change in plan assets
Fair value of plan assets at beginning of year	$27,259	$25,735	$2,017	$1,848
Actual return on plan assets	(7,354)	2,607	(525)	102
Benefits paid	(1,474)	(1,418)	(368)	(385)
Medicare Part D subsidy	—	—	41	—
Our contributions	109	335	120	323
Participants’ contributions	—	—	139	127
Divestitures and other	(1)	—	2	2
Fair value of plan assets at end of year	$18,539	$27,259	$1,426	$2,017
Unfunded status of the plans	$(11,882)	$(879)	$(1,386)	$(928)
Amounts recognized in the Balance Sheet
Prepaid pension asset	$122	$313	$—	$—
Accrued postretirement benefit liabilities	(12,004)	(1,192)	(1,386)	(928)
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses	12,574	1,934	723	224
Unrecognized prior service cost (credit)	467	458	(85)	(120)

The accumulated benefit obligation for all qualified defined benefit pension plans was $26.9 billion and $25.0 billion at December 31, 2008 and 2007.

The following provides a reconciliation of benefit obligations and funded status related to our nonqualified defined benefit pension plans. We have set aside certain assets in a Rabbi Trust which we expect to be used to pay obligations under our nonqualified plans. Under the provisions of FAS 87, those assets may not be used to offset the amount of the benefit obligation similar to the qualified defined benefit pension and retiree medical and life insurance plans in the table above.

	Nonqualified Defined Benefit Pension Plans
(In millions)	2008	2007
Change in benefit obligations
Benefit obligations at beginning of year	$ 610	$ 641
Service cost	13	12
Interest cost	38	37
Benefits paid	(57)	(61)
Actuarial losses (gains)	43	(19)
Benefit obligations at end of year	$ 647	$ 610
Unfunded status of the plans (recognized in other liabilities)	$ (647)	$ (610)

The unrecognized net actuarial losses at those respective dates were $309 million and $287 million, and the unrecognized prior service costs were not material. The expense associated with these plans totaled $71 million in 2008, $73 million in 2007, and $59 million in 2006. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liabilities for the other postemployment plans were $74 million in 2008 and $92 million in 2007. The expense for the other postemployment plans, as well as the liabilities and expenses associated with the foreign benefit plans, were not material to our results of operations, financial position or cash flows.

The unrecognized amounts recorded in accumulated other comprehensive income (loss) subsequently will be recognized as an expense consistent with our historical accounting policy for amortizing those amounts. Actuarial gains and losses incurred in future periods and not recognized as expense in those periods will be recognized as increases or decreases in other comprehensive income (loss), net of tax. As they are subsequently recognized as a component of expense, the amounts recorded in other comprehensive income (loss) in prior periods are adjusted.

The following postretirement benefit plan amounts were included in other comprehensive income (loss), net of tax, during the year ended December 31, 2008 and 2007 in accordance with FAS 158.

	Incurred but Not Recognized		Reclassification Adjustment for Prior Period Amounts Recognized
(In millions)	2008	2007	2008	2007
Actuarial gains (losses)
Qualified defined benefit pension plans	$(6,865)	$1,304	$1	$108
Retiree medical and life insurance plans	(323)	211	1	14
Nonqualified defined benefit pension plans	(28)	12	13	15
Foreign benefit and other plans	(21)	5	(5)	—
	(7,237)	1,532	10	137
Prior service credit (cost)
Qualified defined benefit pension plans	(58)	(12)	52	57
Retiree medical and life insurance plans	(6)	7	(16)	(15)
Nonqualified defined benefit pension plans	—	—	—	—
Foreign benefit and other plans	2	—	—	—
	(62)	(5)	36	42
	$(7,299)	$1,527	46	$179

The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at the end of 2008 and expected to be recognized in net pension cost during 2009 is a loss of $303 million ($196 million net of income tax benefits) for our qualified defined benefit pension plans, a loss of $42 million ($27 million net of income tax benefits) for our retiree medical and life insurance plans, and a loss of $22 million ($14 million net of income tax benefits) for our nonqualified defined benefit pension plans. The amounts of unrecognized actuarial gain or loss for the foreign benefit and other plans are not expected to be material. The prior service credit or cost included in accumulated other comprehensive income (loss) at the end of 2008 and expected to be recognized in net pension cost during 2009 is a cost of $81 million ($52 million net of income tax benefits) for our qualified defined benefit pension plans and a credit of $23 million ($15 million net of income taxes) for our retiree medical and life insurance plans. The amounts of prior service cost for the nonqualified, foreign and other plans are not expected to be material. No plan assets are expected to be returned to us in 2009.

The net pension cost as determined by FAS 87 and the net postretirement benefit cost as determined by FAS 106 include the following components:

(In millions)	2008	2007	2006
Qualified defined benefit pension plans
Service cost	$823	$862	$896
Interest cost	1,741	1,631	1,557
Expected return on plan assets	(2,184)	(2,063)	(1,930)
Recognized net actuarial losses	2	168	335
Amortization of prior service cost	80	89	80
Total net pension expense	$462	$687	$938
Retiree medical and life insurance plans
Service cost	$43	$51	$57
Interest cost	180	189	191
Expected return on plan assets	(153)	(144)	(121)
Recognized net actuarial losses	1	21	46
Amortization of prior service credit	(25)	(24)	(23)
Total net postretirement expense	$46	$93	$150

The actuarial assumptions used to determine the benefit obligations at December 31, 2008 and 2007 related to our postretirement benefit plans, as appropriate, are as follows:

	Benefit Obligation Assumptions
	2008	2007
Discount rates	6.125%	6.375%
Rates of increase in future compensation levels	5.000	5.000

The decrease in the discount rate from December 31, 2007 to December 31, 2008 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans at December 31, 2008 of approximately $908 million.

The actuarial assumptions used to determine the net expense related to our postretirement benefit plans for the years ended December 31, 2008, 2007 and 2006, as appropriate, are as follows:

	Postretirement Benefit Plan Cost Assumptions
	2008	2007	2006
Discount rates	6.375%	5.875%	5.625%
Expected long-term rates of return on assets	8.50	8.50	8.50
Rates of increase in future compensation levels	5.00	5.00	5.00

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

The medical trend rate used in measuring the postretirement benefit obligation was 10.0% in 2008, and was assumed to ultimately decrease to 5.0% by the year 2016. A 10% rate was also used in 2007, and was assumed to ultimately decrease to 5.0% by the year 2013. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the postretirement benefit obligation of 4.0% and (3.5)% at December 31, 2008, and a change in the 2008 postretirement service cost plus interest cost of 3.8% and (3.2)%. The medical trend rate for 2009 is 10.0% for pre-Medicare coverage and 9.5% for post-Medicare coverage.

For qualified defined benefit pension plans in which the accumulated benefit obligation (ABO) was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO and fair value of the plans’ assets are presented below. The increase from 2007 to 2008 primarily was driven by the negative return on plan assets during 2008.

(In millions)	2008	2007
Projected benefit obligation	$30,292	$3,045
Accumulated benefit obligation	26,814	3,045
Fair value of plan assets	18,288	3,041

The asset allocations of our plans at December 31, 2008 and 2007, by asset category, were as follows:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2008	2007	2008	2007
Asset category:
Equity securities	49%	61%	56%	59%
Debt securities	36	30	40	38
Other	15	9	4	3
	100%	100%	100%	100%

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

At December 31, 2008, policies for the defined benefit pension plans target an asset mix of 57% in equity securities and 43% in debt and other securities.

Investment policies for all postretirement benefit plans limit the use of alternative investments and derivatives. Investment in each alternative asset class or structure (e.g., real estate, private equity, hedge funds, and commodities) is limited to 10% of plan assets. Investments in derivatives are subject to additional limitations and constraints.

Equity securities purchased by external investment managers and included in the assets of the defined benefit pension plans included our issued and outstanding common stock in the amounts of $6 million (less than 0.03% of total plan assets) and $14 million (less than 0.06% of total plan assets) at December 31, 2008 and 2007. Equity securities included in the assets of the retiree medical and life insurance plans included less than $0.2 million (less than 0.01% of total plan assets) and $1 million (less than 0.03% of total plan assets) of our issued and outstanding common stock at December 31, 2008 and 2007.

We generally refer to U.S. Government Cost Accounting Standards (CAS) and Internal Revenue Code rules in determining funding requirements for our defined benefit pension plans. In 2008, we made a discretionary prepayment of $109 million related to our qualified defined benefit pension plans and $120 million related to our retiree medical and life insurance plans which will reduce our cash funding requirements for 2009. Based on our known requirements as of December 31, 2008, we would not expect to make any further required cash contributions related to the qualified defined benefit pension plans or the medical and life insurance plans in 2009 due to prepayments made in 2008 and 2007. Due to other events which may occur in 2009, such as pending negotiations for certain collective bargaining agreements, we may decide to make cash contributions in 2009 of as much as $50 million to $100 million based on the outcome of those events. In addition, we may review options for further discretionary contributions.

The following benefit payments and receipts, which reflect expected future service, as appropriate, are expected to be paid or received. The payments for the retiree medical and life insurance plans are shown net of estimated employee contributions for the respective years but are not shown net of the anticipated subsidy receipts.

		Retiree Medical and Life Insurance Plans
(In millions)	Qualified Pension Benefits	Payments	Subsidy Receipts(a)
2009	$1,580	$260	$30
2010	1,630	270	40
2011	1,690	280	40
2012	1,770	280	40
2013	1,840	290	50
Years 2014 – 2018	10,620	1,350	230
(a)

Amounts represent subsidy payments expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under that law, the U.S. Government makes subsidy payments to eligible employers to offset the cost of prescription drug benefits provided to plan participants. During 2008, we received $41 million in subsidy payments.

Note 11 – Stockholders’ Equity

At December 31, 2008, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 395 million shares of common stock issued and outstanding, 393 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in trusts we established to pay future benefits to eligible retirees and dependents under certain benefit plans. No preferred stock shares were issued and outstanding at December 31, 2008.

In October 2002, we announced a share repurchase program for the repurchase of our common stock from time-to-time. Under the program, we have discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of December 31, 2008, our Board of Directors has authorized a total of 158 million shares for repurchase under the program, including 30 million additional shares that were authorized in September 2008. As of December 31, 2008, we had repurchased a total of 124.3 million shares under the program, and there remained approximately 33.7 million shares that may be repurchased in the future.

During the years ended December 31, 2008, 2007 and 2006, we repurchased common shares under the program as follows:

•	In 2008, we repurchased 29.0 million common shares for $2,931 million in transactions that were executed and settled during the year;
•	In 2007, we repurchased 21.6 million common shares for $2,127 million in transactions that were executed and settled during the year; and
•

In 2006, we repurchased 27.6 million common shares for $2,104 million in transactions that were executed and settled during the year, and paid $11 million for the settlement of 0.2 million shares purchased in 2005.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $2,106 million and $471 million recorded as a reduction of retained earnings in 2008 and 2007.

Note 12 – Stock-Based Compensation

Effective January 1, 2006, we adopted FAS 123(R) and the related SEC rules included in SAB 107, on a modified prospective basis. During the years ended December 31, 2008, 2007 and 2006, we recorded non-cash compensation cost related to stock options and restricted stock totaling $155 million, $149 million and $111 million, which is included in our Statement of Earnings within cost of sales. The net impact to earnings for the respective years was $100 million ($0.24 per share), $96 million ($0.22 per share) and $70 million ($0.16 per share).

Stock-Based Compensation Plans

We had two stock-based compensation plans in place at December 31, 2008: the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we have the right to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock, or stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation.

Under the Award Plan, the exercise price of options to purchase common stock may not be less than 100% of the market value of our stock on the date of grant. No award of stock options may become fully vested prior to the second anniversary of the grant, and no portion of a stock option grant may become vested in less than one year (except for 1.5 million stock options that are specifically exempted from vesting restrictions). The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control, or layoff. The Award Plan does not impose any minimum vesting periods on other types of awards. The maximum term of a stock option or any other award is 10 years.

We generally recognize compensation cost for stock options ratably over the three-year vesting period for active, non-retirement eligible employees. For active, retirement-eligible employees (i.e., those who have attained age 55 with five years of service), we generally recognize expense over the initial one-year vesting period. When an option holder becomes retirement eligible, we accelerate the recognition of any expense not previously recognized for options held for at least one year. We use the Black-Scholes option pricing model to estimate the fair value of stock options. We record restricted stock awards (RSAs) and restricted stock units (RSUs) issued under the Award Plan based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the vesting period. Employees who are granted RSAs receive the restricted shares and the related cash dividends. They may vote their shares, but may not sell or transfer shares prior to vesting. The RSAs generally vest over three to five years from the grant date. Employees who are granted RSUs also receive dividend-equivalent cash payments; however, the shares are not issued and the employees have no voting rights until the RSUs vest, generally three years from the date of the award. Otherwise, the accounting treatment for RSUs is similar to the accounting for RSAs.

Under the Directors Plan, directors receive approximately 50% of their annual compensation in the form of equity-based compensation. Each director may elect to receive his or her compensation in the form of stock units which track investment returns to changes in value of our common stock with dividends reinvested, options to purchase common stock, or a combination of the two. Under the Directors Plan, options to purchase common stock have an exercise price of not less than 100% of the market value of the underlying stock on the date of grant. Stock options and stock units issued under the Directors Plan vest on the first anniversary of the grant, except in certain circumstances. The maximum term of a stock option is 10 years.

Our stockholders have approved the Award Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At December 31, 2008, inclusive of the shares reserved for outstanding stock options and RSUs, we had 39 million shares reserved for issuance under our stock option and award plans, of which 10.6 million shares were authorized in 2008. At December 31, 2008, 18 million of the shares reserved for issuance remained available for grant under the plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs have been satisfied.

In 2008, our stockholders approved a new plan for the Board of Directors (the 2009 Directors Equity Plan) which became effective January 1, 2009. The 2009 Directors Equity Plan replaces but provides comparable compensation to the Directors Plan, which was due to expire in May 2009. There are 0.6 million shares reserved for issuance under the New Directors Plan.

2008 Activity

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2008:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2007	20,365	$59.99
Granted	3,581	106.88
Exercised	(4,700)	52.80
Terminated	(97)	75.64
Outstanding at December 31, 2008	19,149	70.44	6.3	$380.8
Vested and unvested expected to vest at December 31, 2008	19,024	70.22	6.3	380.8
Exercisable at December 31, 2008	12,107	55.25	5.0	361.0

Stock options granted vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The following table pertains to stock options which were granted, vested, and exercised for the years presented.

(In millions, except for grant date fair value of stock options)	2008	2007	2006
Weighted average grant-date fair value of stock options granted	$19.31	$23.99	$17.64
Aggregate fair value of all the stock options that vested	78	86	103
Aggregate intrinsic value of all of the stock options exercised	263	361	389

We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. We estimate volatility based on the historical volatility of our daily stock price over the past five years, which is commensurate with the expected life of the options. We base the average expected life on the contractual term of the stock option, historical trends in employee exercise activity, and post-vesting employment termination trends. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures at the date of grant based on historical experience. The impact of forfeitures is not material.

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Risk-free interest rate	2.83%	4.83%	4.50%
Dividend yield	1.70%	1.70%	1.80%
Volatility factors	0.195	0.234	0.260
Expected option life	5 years	5 years	5 years

RSU and RSA Activity

The following table summarizes activity related to nonvested RSUs and RSAs during the year ended December 31, 2008:

	Number of RSUs / RSAs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2007	2,280	$76.60
Granted	882	106.88
Vested	(616)	64.63
Terminated	(82)	87.43
Nonvested at December 31, 2008	2,464	$90.13

Summary of 2008 Activity

As of December 31, 2008, we had $138 million of unrecognized compensation cost related to nonvested stock options, RSUs, and RSAs. We expect that cost to be recognized over a weighted average period of 1.6 years. We received cash from the exercise of stock options totaling $248 million, $350 million, and $627 million for the years ended December 31, 2008, 2007, and 2006. In addition, we realized tax benefits of $111 million, $133 million, and $137 million from stock-based compensation activities during 2008, 2007, and 2006. Consistent with FAS 123(R), we classified $92 million, $124 million, and $129 million of those benefits as a financing cash inflow with a corresponding operating cash outflow in the Statement of Cash Flows. The remainder is classified as cash from operations.

Note 13 – Legal Proceedings, Commitments, and Contingencies

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items.

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

On September 11, 2006, we and LMIMCo were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a class of purportedly similarly situated participants and beneficiaries in our Salaried Savings Plan and the Hourly Savings Plan (the Plans). Plaintiffs allege that we or LMIMCo caused the Plans to pay expenses that were higher than reasonable by, among other actions, permitting service providers of the Plans to engage in revenue sharing, paying investment management fees for the company stock funds, and causing the company stock funds to hold cash for liquidity thus reducing the return on those funds. The plaintiffs further allege that we or LMIMCo failed to disclose information appropriately relating to the fees associated with managing the Plans. In August 2008, plaintiffs filed an amended complaint, adding allegations that we or LMIMCo breached fiduciary duties under ERISA with respect to particular funds offered under our 401(k) plans. Plaintiffs have moved to certify a class in the matter, and we have opposed that motion. We dispute the allegations and are defending against them.

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

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range which we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

At December 31, 2008 and 2007, the aggregate amount of liabilities recorded relative to environmental matters was $809 million and $572 million. Approximately $694 million and $491 million are recorded in other liabilities on the Balance Sheet, with the remainder recorded in other current liabilities. A portion of environmental costs is eligible for future recovery in the pricing of our products and services on U.S. Government contracts. We have recorded assets totaling $683 million and $480 million at December 31, 2008 and 2007 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Approximately $585 million and $411 million are recorded in other assets on the Balance Sheet, with the remainder recorded in other current assets.

We perform quarterly reviews of the status of our environmental sites and the related liabilities and assets. Based on the reviews completed during the year, we increased the liability by $237 million and the asset deemed probable of recovery by $203 million from the amounts recorded at December 31, 2007. We also recorded a charge for the year of $34 million, net of state income tax benefits, for the portion of the increased liability that was not considered probable of future recovery. The majority of the increase reflects the estimated long-term costs of new treatment systems and remediation activities at two former operating facilities, in addition to increased estimated costs at other existing remediation sites.

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

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds, and other arrangements aggregating $3.1 billion and $3.3 billion at December 31, 2008 and 2007. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Investment in United Launch Alliance

In connection with the formation of United Launch Alliance, LLC (ULA) (see Note 14), both we and Boeing have each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years from December 1, 2006, the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA, under which no amounts have been drawn.

At December 31, 2008, we and Boeing had made $3 million in payments under our capital contribution commitments, and we expect to contribute the remaining commitment of $22 million each to ULA in the first half of 2009. Prior to those contributions, we expect to receive a dividend from ULA in a like amount. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2008, and that it will not be necessary to make payments under the cross-indemnities.

In 2008, we and Boeing received from ULA a dividend of $100 million each. Prior to distribution of the dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividend we received in 2008 and any others we may receive through June 1, 2009. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

Note 14 – Acquisitions and Divestitures

Acquisitions

We used cash in 2008, 2007, and 2006 for acquisition activities, including the acquisitions of businesses and investments in affiliates. The amounts used in each year also included certain payments related to acquisitions completed in years prior to the respective years. We have accounted for the acquisition of businesses under the purchase method of accounting by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values.

We used approximately $233 million in 2008 for acquisition activities including the acquisition of, among others, Eagle Group International, LLC, which provides logistics, information technology, training, and healthcare services to the U.S. Department of Defense. Purchase accounting adjustments recorded related to business acquisitions completed in 2008 included recording goodwill aggregating $170 million, $93 million of which will be amortized for tax purposes, and $18 million of other intangible assets, primarily relating to the value of contracts we acquired.

We used a total of approximately $337 million in 2007 for acquisition activities, including an additional contribution of $177 million related to our investment in ULA discussed below. Those activities also included the acquisition of, among others, Management Systems Designers, Inc., a provider of information technology (IT) and scientific solutions supporting government life science, national security, and other civil agency missions. Purchase accounting adjustments recorded related to business acquisitions completed in 2007 included recording goodwill aggregating $120 million, none of which will be amortized for tax purposes, and $12 million of other intangible assets, primarily relating to the value of contracts we acquired.

We used a total of approximately $1.1 billion in 2006 for acquisition activities including the acquisition of, among others, Pacific Architects and Engineers, Inc. (PAE), a provider of services to support military readiness, peacekeeping missions, nation-building activities, and disaster relief services; Savi Technology, Inc., a developer of active radio frequency identification solutions; and Aspen Systems Corporation, an information management company that delivers a range of business process and technology solutions. Purchase accounting adjustments in 2006 included recording goodwill aggregating $867 million, of which approximately $80 million will be amortized for tax purposes, and $209 million of other intangible assets, primarily relating to the value of contracts we acquired. The other intangible assets are expected to be amortized over a period of seven years.

These acquisitions were not material to our consolidated results of operations for the years ended December 31, 2008, 2007, and 2006.

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

Contracts for Proton launch services usually required substantial advances from the customer prior to launch which were included as a liability on our Balance Sheet in customer advances and amounts in excess of costs incurred. Under the sale agreement, we were responsible to refund advances to certain customers if launch services were not provided and ILS did not refund the advances. Due to this continuing involvement with those customers of ILS, many of the risks related to this business had not been transferred and we had not recognized this transaction as a divestiture for financial reporting purposes.

At December 31, 2007, we had deferred recognition of a gain that otherwise would have been recognized on the sale of our interests in LKEI and ILS, and had continued to include current assets totaling $132 million and current liabilities totaling $189 million on our Balance Sheet. The deferred gain and assets and liabilities were anticipated to be reduced as the launch services were provided. Our ability to realize the deferred gain was dependent upon Khrunichev providing the contracted launch services or, in the event the launch services were not provided, ILS’ ability to refund the advance. In 2008, the remaining launch services for which we had potential responsibility to refund the advances were provided such that we were not required to repay advances. We recognized the previously deferred gain, net of state income taxes, of $108 million, which increased net earnings by $70 million ($0.17 per share). As of December 31, 2008, no related assets or liabilities remained on our Balance Sheet.

Land

In the second quarter of 2008, we recognized, net of state income taxes, $85 million in other income (expense), net, due to the elimination of reserves related to various land sales in California. Reserves were originally recorded at the time of each land sale in 2007 and prior years based on the U.S. Government’s assertion that a significant portion of the sale proceeds should be allocated to the buildings and improvements on the properties, thereby giving the U.S. Government the right to share in the gains associated with the land sales. At the time the land sales occurred, we believed the value of the properties sold was attributable to the land versus the buildings and improvements. The dispute ultimately went to trial with the Armed Services Board of Contract Appeals (ASBCA), subsequent to which the ASBCA determined that our accounting for the land sales was in accordance with the Federal Acquisition Regulation and CAS. We reached a settlement with the U.S. Government in the second quarter of 2008, and the previously recorded reserves were no longer required. Resolution of this matter increased our net earnings by $56 million ($0.14 per share).

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

Other

In 2000, we sold our Aerospace Electronics Systems business. In connection with that sale, we established a transaction-related reserve to address an indemnity provision included in the sale agreement. The risks associated with that indemnity provision expired in 2006 and we eliminated the reserve. This resulted in an increase, net of state income taxes, of $29 million in other income (expense), net, and increased net earnings by $19 million ($0.04 per share).

United Launch Alliance

On December 1, 2006, we completed a transaction with Boeing that resulted in the formation of ULA, a joint venture which combines the engineering, production, test and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. Under the terms of the joint venture master agreement, Atlas and Delta expendable launch vehicles will continue to be available as alternatives on individual launch missions. The joint venture is a limited liability company in which we and Boeing each owns 50%. We are accounting for our investment in ULA under the equity method of accounting. The net book value of the assets we contributed and the liabilities that ULA assumed from us was initially determined to be $190 million as of the date of closing. This amount was subject to adjustment pending final review of the amounts we and Boeing contributed and the liabilities assumed by ULA. We accounted for the transfer at net book value, with no gain or loss recognized.

In July 2007, we reached agreement with Boeing with respect to resolution of the final working capital and the value of the launch vehicle support contracts that we each contributed to form ULA. After receiving all regulatory approvals required under the original agreements, we made additional contributions totaling $177 million to ULA in August 2007 in respect of the working capital adjustment, which was recorded as an increase in our investment in ULA. ULA also conformed the accounting policies of the contributed businesses. The adoption of conformed accounting policies affected the book value of the assets and liabilities that each of us contributed and resulted in adjustments to ULA’s balance sheet as of December 1, 2006. After the agreement was implemented and the adjustments were recorded, our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing ratably over 10 years. This amount and our share of ULA’s net earnings are reported as equity in net earnings (losses) of equity investees in other income (expense), net on the Statement of Earnings and in the operating profit of the Space Systems business segment for segment reporting purposes (see Note 4) since its activities are closely aligned with the operations of Space Systems. In October 2008, we received a $100 million dividend payment from ULA, which was recorded as a reduction of our investment balance. Our investment in ULA totaled $428 million and $402 million at December 31, 2008 and 2007. See Note 13 for a description of our future funding commitments to ULA.

Note 15 – Fair Value Measurements

We adopted FAS 157 as of January 1, 2008 to account for our financial assets and liabilities. FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157 did not have a material impact on our results of operations, financial position or cash flows.

The fair-value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;
•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At December 31, 2008, we have no financial assets or liabilities that are categorized as Level 3. During 2008, we had no financial assets or liabilities that were transferred in or out of the Level 3 category.

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2008:

(In millions)	Level 1	Level 2	Balance as of December 31, 2008
Assets
Short-term investments (a)	$—	$61	$61
Rabbi Trust investments (b)	274	226	500
Derivative assets (c)	—	100	100
Total assets	$274	$387	$661
Derivative liabilities (c)	—	48	48
Net assets	$274	$339	$613

(a)

Short-term investments are comprised of fixed income securities. The fair values of these securities are based on either quoted prices for similar securities or quoted prices for identical or similar securities in inactive markets and, therefore, are categorized as Level 2.

(b)

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. The Rabbi Trust is included in other assets. Investments in the trust that are categorized as Level 1 are marketable equity securities and fixed income securities with the U.S. Government, both of which are valued using quoted market prices and those categorized as Level 2 are fixed income securities which are valued based on either quoted prices for similar securities or quoted prices for identical or similar securities in inactive markets. Investments in the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in other non-operating income (expense), net. Our net unrealized gains (losses) on the investments in the trust were $(158) million, $(13) million, and $24 million for the years ended December 31, 2008, 2007, and 2006.

(c)

Derivative assets and liabilities relate to foreign currency exchange contracts used to manage our exposure to fluctuations in foreign currency exchange rates, and which most qualify for hedge accounting treatment. The balances are included in other current assets and other current liabilities. These foreign currency exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies. The contracts are categorized as Level 2 since they are valued based on observable market prices, but are not exchanged in an active market.

Note 16 – Leases

We rent certain equipment and facilities under operating leases. Our total rental expense under operating leases was $371 million, $338 million, and $310 million for 2008, 2007 and 2006.

Future minimum lease commitments at December 31, 2008 for all operating leases that have a remaining term of more than one year were $1.1 billion ($262 million in 2009, $223 million in 2010, $184 million in 2011, $148 million in 2012, $114 million in 2013 and $165 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 17 – Summary of Quarterly Information (Unaudited)

	2008 Quarters (a)
(In millions, except per share data)	First (c)	Second (d)	Third (e)	Fourth (f)
Net sales	$9,983	$11,039	$10,577	$11,132
Operating profit	1,178	1,363	1,242	1,348
Net earnings	730	882	782	823
Basic earnings per share	1.80	2.21	1.97	2.08
Diluted earnings per share (b)	1.75	2.15	1.92	2.05

	2007 Quarters (a)
(In millions, except per share data)	First (g)	Second (h)	Third	Fourth
Net sales	$9,275	$10,651	$11,095	$10,841
Operating profit	985	1,164	1,163	1,215
Net earnings	690	778	766	799
Basic earnings per share	1.64	1.87	1.85	1.94
Diluted earnings per share (b)	1.60	1.82	1.80	1.89

(a)

It is our practice to close the books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal year ends on December 31.

(b)

The sum of the quarterly earnings per share amounts for 2008 and 2007 do not equal the diluted earnings per share amount included on the Statement of Earnings, primarily due to the dilutive effects of our convertible debentures (see Note 2) and the timing of share repurchases during those years.

(c)

Net earnings for the first quarter of 2008 included a portion of the deferred gain recognized in connection with the transaction to sell our ownership interests in LKEI and ILS which increased net earnings by $10 million ($0.02 per share).

(d)

Net earnings for the second quarter of 2008 included a gain related to the elimination of reserves associated with various land sales that occurred in prior years which increased net earnings by $56 million ($0.14 per share).

(e)

Net earnings for the third quarter of 2008 included a portion of the deferred gain recognized in connection with the transaction to sell our ownership interests in LKEI and ILS which increased net earnings by $28 million ($0.07 per share).

(f)

Net earnings for the fourth quarter of 2008 included the final portion of the deferred gain recognized in connection with the transaction to sell our ownership interests in LKEI and ILS which increased net earnings by $32 million ($0.08 per share).

(g)

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

(h)	Net earnings for the second quarter of 2007 included a gain from the sale of our remaining interest in Comsat International which increased net earnings by $16 million ($0.04 per share).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Controls and Procedures” beginning on page 59 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2009 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Corporate Governance – Stockholder Nominees” and “Committees of the Board of Directors – Audit Committee” in the 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

We have had a written code of ethics in place since our formation in 1995. Setting the Standard, our Code of Ethics and Business Conduct, applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to members of our Board of Directors. A copy of our Code of Ethics and Business Conduct is available on our investor relations website: www.lockheedmartin.com/investor. Printed copies of our Code of Ethics and Business Conduct may be obtained, without charge, by contacting Investor Relations, Lockheed Martin Corporation, 6801 Rockledge Drive, Bethesda, Maryland 20817. We are required to disclose any change to, or waiver from, our Code of Ethics and Business Conduct for our Chief Executive Officer and senior financial officers. We use our website to disseminate this disclosure as permitted by applicable SEC rules. In 2008, we revised our Code of Ethics and Business Conduct and posted it on our website.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director’s Compensation” in the 2009 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the 2009 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the headings “Securities Owned by Directors, Nominees and Named Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by this Item 12 related to our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors, is included in Part II of this Form 10-K under the caption “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Proposals You May Vote On – Proposal 2 – Ratification of Appointment of Independent Auditors” in the 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements filed as part of this Form 10-K.

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to internal control over financial reporting and their report on the above-referenced financial statements appear on pages 61 and 62 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

(2)	List of financial statement schedules filed as part of this Form 10-K.

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

(3) Exhibits.

3.1	Charter of Lockheed Martin Corporation (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2008).

3.2	Bylaws of Lockheed Martin Corporation, as amended and restated effective April 25, 2008 (incorporated by reference to Exhibit 3.2 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on April 25, 2008).

4.1	Indenture, dated May 16, 1996, among Lockheed Martin Corporation, Lockheed Martin Tactical Systems, Inc. and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4.A to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 1996).

4.2	Indenture, dated as of August 30, 2006, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2006).

4.3	Indenture, dated as of March 11, 2008, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2008).

See also Exhibits 3.1 and 3.2.

No instruments defining the rights of holders of long-term debt that is not registered are filed because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of Lockheed Martin Corporation on a consolidated basis. Lockheed Martin Corporation agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended.

10.3	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Martin Marietta Corporation Postretirement Death Benefit Plan for Senior Executives, as amended January 1, 1995 (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995), and as further amended September 26, 1996 (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.5	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995).

10.6	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995).

10.7	Lockheed Martin Supplementary Pension Plan for Employees of Transferred GE Operations, as amended.

10.8	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended.

10.9	Lockheed Martin Corporation Supplemental Savings Plan, as amended.

10.10	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10 (dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Lockheed Martin Corporation Postretirement Death Benefit Plan for Elected Officers, as amended June 28, 2007 (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.12	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Lockheed Martin Corporation Directors Equity Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.14	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended.

10.15	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan, as amended.

10.16	Deferred Management Incentive Compensation Plan of Lockheed Corporation and its Subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.17	Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan.

10.18	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19	Amendment to the Five-Year Credit Agreement, dated as of June 27, 2007, among Lockheed Martin Corporation and the banks named therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.20	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	Lockheed Martin Supplemental Retirement Plan, as amended.

10.23	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2007-2009 Performance Period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.30 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.24	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, LLC (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.25	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended.

10.26	Long-Term Performance Award Amendment (applicable to the 2002-2004, 2004-2006 and 2005-2007 performance periods) (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.27	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2004-2006 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.28	Form of Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2006-2008 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.4 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.29	Forms of Long-Term Incentive Performance Award Agreements (2008-2010 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.30	Lockheed Martin Corporation Severance Benefit Plan For Certain Management Employees, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008).

10.31	Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to Lockheed Martin Corporation’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2008).

10.32	Forms of Long-Term Incentive Performance Award Agreements (2009-2011 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan.

12	Computation of ratio of earnings to fixed charges for the year ended December 31, 2008.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Robert J. Stevens.

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner.

*	Exhibits 10.1 through 10.17, 10.20 through 10.23 and 10.25 through 10.32 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

/s/ MARTIN T. STANISLAV
MARTIN T. STANISLAV Vice President and Controller (Chief Accounting Officer)

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Stevens* ROBERT J. STEVENS	Chairman, President, Chief Executive Officer and Director	February 26, 2009
/s/ Bruce L. Tanner BRUCE L. TANNER	Executive Vice President and Chief Financial Officer	February 26, 2009
/s/ E.C. “Pete” Aldridge, Jr.* E.C. “PETE” ALDRIDGE, JR.	Director	February 26, 2009
/s/ Nolan D. Archibald* NOLAN D. ARCHIBALD	Director	February 26, 2009
/s/ David B. Burritt* DAVID B. BURRITT	Director	February 26, 2009
/s/ James O. Ellis, Jr.* JAMES O. ELLIS, JR.	Director	February 26, 2009
/s/ Gwendolyn S. King* GWENDOLYN S. KING	Director	February 26, 2009
/s/ James M. Loy* JAMES M. LOY	Director	February 26, 2009
/s/ Douglas H. McCorkindale* DOUGLAS H. MCCORKINDALE	Director	February 26, 2009
/s/ Joseph W. Ralston* JOSEPH W. RALSTON	Director	February 26, 2009
/s/ Frank Savage* FRANK SAVAGE	Director	February 26, 2009
/s/ James M. Schneider* JAMES M. SCHNEIDER	Director	February 26, 2009
/s/ Anne Stevens* ANNE STEVENS	Director	February 26, 2009
/s/ James R. Ukropina* JAMES R. UKROPINA	Director	February 26, 2009

*By: /S/ JAMES B. COMEY		February 26, 2009
(JAMES B. COMEY, Attorney-in-fact**)

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.