Form 10-Q
period 2009-03-29
LOCKHEED MARTIN CORP
filed 2009-04-23
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2009
Common stock, $1 par value	388,885,001

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2009

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 29, 2009

INDEX

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 29, 2009

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions, except per share data)
Net Sales
Products	$8,468	$8,464
Services	1,905	1,519

	10,373	9,983

Cost of Sales
Products	7,527	7,523
Services	1,692	1,386
Unallocated Corporate costs	149	5

	9,368	8,914

	1,005	1,069
Other Income (Expense), Net	52	109

Operating Profit	1,057	1,178
Interest Expense	76	87
Other Non-Operating Income (Expense), Net	(3)	(7)

Earnings Before Income Taxes	978	1,084
Income Tax Expense	312	354

Net Earnings	$666	$730

Earnings Per Common Share
Basic	$1.69	$1.80

Diluted	$1.68	$1.75

Cash dividends declared per common share	$0.57	$0.42

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
	March 29, 2009	December 31, 2008
	(In millions)
Assets
Current Assets
Cash and Cash Equivalents	$2,384	$2,168
Receivables	6,097	5,296
Inventories	1,921	1,902
Deferred Income Taxes	726	755
Other Current Assets	543	562

Total Current Assets	11,671	10,683

Property, Plant and Equipment, Net	4,443	4,488
Goodwill	9,684	9,526
Purchased Intangibles, Net	351	355
Prepaid Pension Asset	126	122
Deferred Income Taxes	4,644	4,651
Other Assets	3,614	3,614

	$34,533	$33,439

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,165	$2,030
Customer Advances and Amounts in Excess of Costs Incurred	4,902	4,535
Salaries, Benefits and Payroll Taxes	1,604	1,684
Current Maturities of Long-term Debt	242	242
Other Current Liabilities	2,452	2,051

Total Current Liabilities	11,365	10,542

Long-term Debt, Net	3,563	3,563
Accrued Pension Liabilities	12,267	12,004
Other Postretirement Benefit Liabilities	1,414	1,386
Other Liabilities	3,105	3,079

Total Liabilities	31,714	30,574

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	386	393
Additional Paid-in Capital	—	—
Retained Earnings	11,583	11,621
Accumulated Other Comprehensive Loss	(9,150)	(9,149)

Total Stockholders’ Equity	2,819	2,865

	$34,533	$33,439

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
Operating Activities
Net earnings	$666	$730
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization of plant and equipment	175	160
Amortization of purchased intangibles	27	36
Stock-based compensation	30	35
Changes in operating assets and liabilities
Receivables	(779)	(483)
Inventories	33	99
Accounts payable	120	(257)
Customer advances and amounts in excess of costs incurred	326	4
Other	620	556

Net cash provided by operating activities	1,218	880

Investing Activities
Expenditures for property, plant and equipment	(132)	(104)
Net proceeds from short-term investment transactions	—	185
Acquisition of businesses / investments in affiliates	(156)	(11)
Other	(4)	1

Net cash provided by (used for) investing activities	(292)	71

Financing Activities
Repurchases of common stock	(499)	(1,185)
Issuances of common stock	16	64
Common stock dividends	(227)	(172)
Issuance of long-term debt and related costs	—	491

Net cash used for financing activities	(710)	(802)

Effect of exchange rate changes on cash and cash equivalents	—	2

Net increase in cash and cash equivalents	216	151
Cash and cash equivalents at beginning of period	2,168	2,648

Cash and cash equivalents at end of period	$2,384	$2,799

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2008 Form 10-K filed with the Securities and Exchange Commission (SEC).

It is our practice to close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter ended March 29, 2009 are not necessarily indicative of results to be expected for the full year.

We have reclassified certain amounts for the prior period to conform to the 2009 presentation. For the quarter ended March 30, 2008, we reclassified $2 million from operating activities to effect of exchange rate changes on cash and cash equivalents on our Statement of Cash Flows. The reclassification related to the effect of exchange rate changes on cash held in foreign currencies.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions, except per share data)
Net earnings for basic and diluted computations	$666	$730

Weighted average common shares outstanding
Average number of common shares outstanding for basic computations	393.4	406.6
Dilutive stock options, restricted stock units and convertible securities	4.1	10.2

Average number of common shares outstanding for diluted computations	397.5	416.8

Earnings per common share
Basic	$1.69	$1.80

Diluted	$1.68	$1.75

In August 2008, all of our $1.0 billion of floating rate convertible debentures were delivered for conversion or were redeemed. Statement of Financial Accounting Standards (FAS) 128, Earnings Per Share, required an assumption that shares would be used to pay the conversion obligations in excess of the accreted principal amount and that those shares would be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation up to the date the convertible securities were converted. The number of shares included in the computation at March 30, 2008 did not have a material impact on earnings per share.

NOTE 3 – INFORMATION ON BUSINESS SEGMENTS

We operate in four principal business segments: Electronic Systems, Information Systems & Global Services (IS&GS), Aeronautics, and Space Systems. We organize our business segments based on the nature of the products and services offered.

In the following table, total operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment (see discussion below), costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock), the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments, and other miscellaneous Corporate activities. Since the activities of the investees in which certain business segments hold equity interests are closely aligned with the operations of those segments, the equity earnings (losses) from those investees are included in the operating profit of the respective segments.

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under GAAP in accordance with FAS 87, Employers’ Accounting for Pensions, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in our business segment results. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on government contracts. The CAS expense is recovered through the pricing of our products and services on

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

U.S. Government contracts and, therefore, recognized in segment net sales. The results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules.

Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of net sales in the related table that follows.

Selected Financial Data by Business Segment

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)

Net sales
Electronic Systems	$2,913	$2,789
Information Systems & Global Services	2,761	2,504
Aeronautics	2,781	2,807
Space Systems	1,918	1,883

Total	$10,373	$9,983

Operating profit
Electronic Systems	$390	$366
Information Systems & Global Services	242	230
Aeronautics	355	323
Space Systems	212	231

Total business segments	1,199	1,150
Unallocated Corporate income (expense), net	(142)	28

Total	$1,057	$1,178

Intersegment revenue
Electronic Systems	$173	$140
Information Systems & Global Services	236	215
Aeronautics	42	35
Space Systems	34	29

Total	$485	$419

	March 29, 2009	December 31, 2008
Assets
Electronic Systems	$8,863	$8,515
Information Systems & Global Services	7,628	7,593
Aeronautics	3,861	3,521
Space Systems	3,085	2,908

Total business segments	23,437	22,537
Corporate activities (1)	11,096	10,902

Total	$34,533	$33,439

(1)	Assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, the deferred environmental asset, and investments in a Rabbi Trust.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – INVENTORIES

Inventories consisted of the following components:

	March 29, 2009	December 31, 2008
	(In millions)
Work in process, primarily related to long-term contracts and programs in progress	$5,019	$4,631
Less: customer advances and progress payments	(3,620)	(3,396)

	1,399	1,235
Other inventories	522	667

	$1,921	$1,902

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87 and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
Qualified defined benefit pension plans
Service cost	$217	$206
Interest cost	453	435
Expected return on plan assets	(507)	(545)
Amortization of prior service cost	20	20
Recognized net actuarial losses	76	—

Total net pension expense	$259	$116

Retiree medical and life insurance plans
Service cost	$9	$11
Interest cost	41	45
Expected return on plan assets	(27)	(38)
Amortization of prior service cost	(6)	(6)
Recognized net actuarial losses	11	—

Total net postretirement expense	$28	$12

In 2008, we made discretionary prepayments totaling $109 million related to our qualified defined benefit pension plans and $120 million related to our retiree medical and life insurance plans. These prepayments reduce our cash funding requirements for 2009. There were no contributions in the first quarter of 2009. Based on our known requirements as of March 29, 2009, we do not expect there to be any required cash contributions related to the qualified defined benefit pension plans or the medical and life insurance plans for the remainder of 2009 due to the prepayments made in prior years. We may review options for further discretionary contributions in 2009.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on our consolidated results of operations, financial position, or cash flows. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items which have been previously reported.

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

On September 11, 2006, we and Lockheed Martin Investment Management Company (LMIMCo), our wholly-owned subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a class of purportedly similarly situated participants and beneficiaries in our Salaried Savings Plan and the Hourly Savings Plan (the Plans). Plaintiffs allege that we or LMIMCo caused the Plans to pay expenses that were higher than reasonable by, among other actions, permitting service providers of the Plans to engage in revenue sharing, paying investment management fees for the company stock funds, and causing the company stock funds to hold cash for liquidity, thus reducing the return on those funds. The plaintiffs further allege that we or LMIMCo failed to disclose information appropriately relating to the fees associated with managing the Plans. In August 2008, plaintiffs filed an amended complaint, adding allegations that we or LMIMCo breached fiduciary duties under ERISA by providing inadequate disclosures with respect to the Stable Value Fund offered under our 401(k) plans. In April 2009, the Judge dismissed the plaintiffs’ claims that were based on revenue sharing but let stand the claims about the company stock funds, the Stable Value Fund, and the overall fees paid by the Plans. The Judge also certified a class for each Plan for the claims concerning the Stable Value Fund and the overall fees paid by the Plans. We are appealing that order. We dispute the allegations and are defending against them.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

We perform quarterly reviews of environmental remediation sites and record liabilities and assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. At March 29, 2009 and December 31, 2008, the aggregate amount of liabilities recorded relative to environmental matters was $809 million. Of that amount, $694 million was recorded in other liabilities on the Balance Sheet, with the remainder recorded in other current liabilities. A portion of environmental costs is eligible for future recovery in the pricing of our products and services in U.S. Government contracts. We have recorded assets totaling $683 million at March 29, 2009 and December 31, 2008 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Of that amount, $585 million was recorded in other assets on the Balance Sheet, with the remainder recorded in other current assets.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We are conducting remediation activities under various consent decrees and orders relating to soil and groundwater contamination at certain sites of former operations. Under an agreement related to our Burbank and Glendale, California sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds, and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds, and other arrangements aggregating $3.1 billion at March 29, 2009 and December 31, 2008. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Investment in United Launch Alliance

In connection with the closing of the transaction to form United Launch Alliance, LLC (ULA) on December 1, 2006, we and Boeing have each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support will be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years from the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA, under which no amounts have been withdrawn.

As of December 31, 2008, we and Boeing had each provided a total of $3 million of funding to ULA under the additional capital contribution commitment, and we expect to contribute the remaining commitment of $22 million each to ULA in the second quarter of 2009. Prior to those contributions, we expect to receive a dividend from ULA in a like amount. We did not provide further funding to ULA during the first quarter of 2009. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 29, 2009, and that it will not be necessary to make payments under the cross-indemnities.

In 2008, we and Boeing received from ULA a dividend of $100 million each. Prior to distribution of the dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividend we received in 2008 and any others we may receive in the second quarter of 2009. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

NOTE 7 – FAIR VALUE MEASUREMENTS

FAS 157, Fair Value Measurements, defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

The fair value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At March 29, 2009, we have no assets or liabilities that are categorized as Level 3. During 2009, we had no assets or liabilities that were transferred in or out of the Level 3 category.

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis and their level within the fair value hierarchy as of March 29, 2009:

	Level 1	Level 2	Balance as of March 29, 2009
	(In millions)
Assets
Short-term investments (a)	$—	$60	$60
Rabbi Trust investments (b)	272	178	450
Derivative assets (c)	—	97	97

Total assets	$272	$335	$607

Derivative liabilities (c)	—	41	41

Net assets	$272	$294	$566

(a)	Short-term investments are comprised of fixed income securities. The fair values of these securities are based on either quoted prices for similar securities or quoted prices for identical or similar securities in inactive markets and, therefore, are categorized as Level 2. Short-term investments are included in other current assets.
(b)	We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. The Rabbi Trust is included in other assets. Investments in the trust that are categorized as Level 1 are marketable equity securities and fixed income securities with the U.S. Government, both of which are valued using quoted market prices. Investments in the trust that are categorized as Level 2 are fixed income securities which are valued based on either quoted prices for similar securities or quoted prices for identical or similar securities in inactive markets.
(c)	Derivative assets and liabilities relate to foreign currency exchange contracts used to manage our exposure to fluctuations in foreign currency exchange rates. The balances are included in other current assets and other current liabilities. The contracts are categorized as Level 2 since they are valued based on observable market prices, but are not exchanged in an active market. See Note 8 under the caption “Derivative Financial Instruments” for further information related to our derivative instruments.

In the first quarter of 2009, we adopted FAS 157 as it relates to non-financial assets and liabilities that are recorded at fair value on a nonrecurring basis. The impact of its adoption was not material.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 8 – OTHER

Matters Included in Earnings

In the first quarter of 2008, we recognized, net of state income taxes, a gain of $16 million in other income (expense), net, representing a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in Lockheed Khrunichev Energia International, Inc. and International Launch Services, Inc. in 2006. The gain increased net earnings by $10 million ($0.02 per share).

Long-term Debt

In the first quarter of 2008, we issued $500 million of long-term notes. The notes have a fixed coupon interest rate of 4.12% and are due in 2013.

Stockholders’ Equity

Share Repurchase Program

We used cash to repurchase shares of our common stock as follows:

•

In the first quarter of 2009, $499 million to repurchase 7.3 million common shares that were executed and settled during the first quarter of 2009, and an additional $56 million to repurchase 0.8 million common shares in March 2009 that were settled in April 2009; and

•	In the first quarter of 2008, $1,185 million to repurchase 11.3 million common shares.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess of purchase price over par value as a reduction of retained earnings.

We made purchases under our share repurchase program which provides for the repurchase of up to 158 million shares of our common stock from time-to-time at management’s discretion. As of March 29, 2009, we had repurchased a total of 132.4 million shares under the program, and there remained approximately 25.6 million shares that may be repurchased in the future.

Dividends

During the first quarter of 2009, we declared and paid quarterly dividends totaling $227 million ($0.57 per share). During the first quarter of 2008, we declared and paid quarterly dividends totaling $172 million ($0.42 per share).

Comprehensive Income

The components of comprehensive income for the quarter ended March 29, 2009 and March 30, 2008 consisted of the following:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
Net earnings	$666	$730
Other comprehensive income (loss)	(1)	13

Comprehensive income	$665	$743

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Income Tax and Interest Payments

Net federal and foreign income tax payments made during the first quarters of 2009 and 2008 were not material. Our total interest payments made during the first quarters of 2009 and 2008 were $51 million and $54 million.

Over the next 12 months, it is expected that the IRS examination of our U.S. Federal income tax returns for 2005-2008 and certain non-domestic income tax issues will be resolved. It is reasonably possible that resolution of these matters could cause a reduction in our unrecognized tax benefits of up to $135 million, only a portion of which would affect net earnings.

Derivative Financial Instruments

In the first quarter of 2009, we adopted FAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about our objectives and strategies for using derivatives and quantitative disclosures about the fair value amounts of gains and losses on derivative instruments.

We use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the foreign currency exchange rate risk of forecasted foreign currency denominated cash receipts and cash payments. Our foreign currency exchange contracts are generally designated as cash flow hedges. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of these derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at March 29, 2009 was $1.4 billion.

The effect of our derivative instruments on the Statement of Earnings for the first quarter of 2009 was not material. The fair values of our derivative assets and liabilities as of March 29, 2009 were $97 million and $41 million, and were recorded in other current assets and other current liabilities. These amounts were not material to our financial statements. See Note 7 for further discussion on the fair value measurements related to our derivative instruments.

Recent Accounting Pronouncements

In the first quarter of 2009, we adopted the following accounting pronouncements, none of which had a material impact on our results of operations, financial position, or cash flows:

•	FAS 157 as it relates to certain non-financial assets and liabilities (see Note 7);

•	FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities;

•	FAS 141(R), Business Combinations; and

•	FAS 161 (see “Derivative Financial Instruments” section above).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In December 2007, the Financial Accounting Standard Board issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which was effective beginning with our first quarter 2009 financial reporting. This new standard requires that the noncontrolling interests in consolidated subsidiaries be presented as a separate component of stockholders’ equity in the balance sheet, that the amount of consolidated net earnings attributable to the parent and the noncontrolling interest be separately presented in the statement of earnings, and that the amount of consolidated other comprehensive income attributable to the noncontrolling interest be separately disclosed. The standard also requires gains or losses from the sale of stock of subsidiaries where control is maintained to be recognized as an equity transaction. We did not adopt the presentation or disclosure provisions of this standard relative to our noncontrolling interests at March 29, 2009, as the impact on our financial statements was not material.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which was effective beginning with our first quarter 2009 financial reporting. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The FSP changes the accounting for our previously outstanding $1.0 billion in original principal amount of floating rate convertible debentures in that it requires that we bifurcate the proceeds from the debt issuance between a debt and equity component as of the August 2003 issuance date and through the August 2008 date that they were converted or redeemed. The equity component would reflect the value of the conversion feature of the debentures. We did not adopt the provisions of the new rule for the floating rate convertible debentures that were delivered for conversion or redeemed in August 2008, as the impact on our previously reported financial statements was not material.

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of March 29, 2009, and the related condensed consolidated statements of earnings for the three-month periods ended March 29, 2009 and March 30, 2008, and the condensed consolidated statements of cash flows for the three-month periods ended March 29, 2009 and March 30, 2008. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Baltimore, Maryland

April 21, 2009

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 29, 2009

We are a global security company that principally is engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. Our sales to agencies of the U.S. Government, including those to the Department of Defense (DoD), represented 84% of our net sales in 2008. Of the remaining 16% of net sales, approximately 13% related to sales to foreign government customers (including foreign military sales funded, in whole or in part, by the U.S. Government), with the remainder attributable to commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

We operate in four principal business segments: Electronic Systems, Information Systems & Global Services (IS&GS), Aeronautics, and Space Systems. As a lead systems integrator, our products and services range from electronics and information systems (including integrated net-centric solutions), to missiles, aircraft, and spacecraft.

The following discussion should be read along with our 2008 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

INDUSTRY CONSIDERATIONS UPDATE

In this ongoing period of economic uncertainty and market turmoil, developing and implementing spending, tax, and other initiatives to stimulate the economy is at the forefront of the U.S. Government’s activities. We expect decisions regarding defense, homeland security, and other federal spending priorities, and the Congress’ reaction to the Administration’s proposals, to be balanced with the cost and impact of economic stimulus initiatives, particularly in the longer term.

With regard to defense spending, in April 2009, the Department of Defense (DoD) announced recommendations for its fiscal year 2010 budget following an assessment of capabilities, requirements, risks, and needs. The recommendations represent a change in the DoD’s strategic direction and are expected to be incorporated into the President’s budget submittal to the Congress. The recommendations were premised on the following three objectives:

•	Reaffirm the nation’s commitment to take care of the all-volunteer force;

•

Rebalance DoD programs in order to institutionalize and enhance the nation’s capabilities to fight existing wars, as well as the most likely future conflicts, and to provide a hedge against other risks and contingencies; and

•	Initiate a new approach to procurement, acquisition, and contracting.

The fiscal year 2010 budget, incorporating the DoD’s recommendations, is still subject to the approval of the Congress through its appropriations process, and the President.

We are in the process of assessing the effect of the recommendations, if approved by the Congress and the President, on our future operations. The recommendations would have a direct effect on our business, both as a prime contractor and a subcontractor on programs specifically targeted for expansion, completion, or termination. For example, the DoD’s proposal would

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

provide for stable or increased support for our F-35 Lightning II Joint Strike Fighter program, the Advanced Extremely High Frequency (AEHF) satellite program, the Littoral Combat Ship (LCS) program, the Aegis Weapons System, and the Terminal High Altitude Area Defense (THAAD) system.

The proposal also contemplates completion of the F-22 Raptor program after production of 187 aircraft, representing four more than currently under contract, cancellation of the VH-71 Presidential Helicopter program, although the DoD expects to develop options for a fiscal year 2011 follow-on program, and termination or restructuring of the Multiple Kill Vehicle (MKV) program. In cases where contracts are terminated “for convenience,” the U.S. Government would generally be required to pay us for any costs we have incurred or will incur as a result of commitments to purchase goods and services related to a particular contract, pursuant to the Federal Acquisition Regulation. This would also be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract.

The DoD also stated its future intention to increase its staffing levels in order to move work scope currently performed by private contractors back to U.S. Government employees, although no specific programs or activities were announced. This work scope realignment could potentially reduce the level of work performed by outside contractors, including work on certain of our programs.

In addition to recommendations related to specific programs, the DoD specified areas in which it would recommend increased funding, including intelligence, surveillance, and reconnaissance (ISR) support for the warfighter, cybersecurity, helicopter maintenance and training, and lift, mobility, and refueling aircraft. These are areas in which we have a significant presence and believe we are well-positioned to take advantage of opportunities.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Since our operating cycle is long-term and involves many types of design, development, and production contracts with varying production delivery schedules, the results of operations of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of our future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in the following discussions are presented on a “per diluted share” basis.

The following discussion of operating results provides an overview of our operations by focusing on key elements in our unaudited Statement of Earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarters ended March 29, 2009 and March 30, 2008. We follow an integrated approach for managing the performance of our business, and generally focus the discussion of our results of operations around major lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Electronic Systems, Aeronautics, and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

Net sales for the first quarter of 2009 were $10.4 billion, a 4% increase over the first quarter 2008 sales of $10.0 billion. Sales increased in every business segment except Aeronautics, which declined mainly due to lower volume on F-16 and F-22 programs.

Other income (expense), net was $52 million for the first quarter of 2009 compared to $109 million recorded in the comparable 2008 period. This decrease primarily was due to lower equity earnings in affiliates and the absence in 2009 of a $16 million gain, net of state taxes, recognized

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

in 2008 from the 2006 sale of the Corporation’s ownership interest in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS).

Operating profit for the first quarter of 2009 was $1,057 million, a decrease of 10% from the $1,178 million recorded in the comparable 2008 period. Operating profit increased in every business segment except Space Systems. Operating profit was also negatively affected by higher unallocated Corporate costs and the other income (expense), net as discussed above. Unallocated Corporate costs was negatively affected by the increase in the FAS/CAS pension adjustment due to the increase in FAS 87 expense.

Other non-operating income (expense), net was an expense of $3 million in the first quarter of 2009 as compared to an expense of $7 million in the first quarter of 2008. The decrease in net expense primarily was due to a reduction of unrealized losses on marketable securities held to fund certain non-qualified employee benefit obligations which was partially offset by lower interest on invested cash balances.

Interest expense for the first quarter of 2009 was $76 million, representing a decrease of $11 million from the comparable period in 2008. This decrease mainly was driven by the August 2008 redemption of our $1 billion of floating rate convertible debentures offset by interest expense on the $500 million of debt issued in the first quarter of 2008.

Our effective income tax rates for the first quarters of 2009 and 2008 were 31.9% and 32.7%. These rates were lower than the statutory rate of 35% for both periods due to tax benefits for U.S. manufacturing activities and dividends related to our employee stock ownership plans. The effective tax rate for the first quarter of 2009 is lower than the comparable period in 2008 primarily due to the extension of the research and development (R&D) credit as a result of the enactment of the Emergency Economic Stabilization Act (EESA) of 2008. The EESA was signed by the President on October 3, 2008, and retroactively extends the R&D credit for two years from January 1, 2008 to December 31, 2009. While the R&D credit extension was retroactive to January 1, 2008, we did not recognize the benefit until EESA became law in the fourth quarter of 2008.

Net earnings for the first quarter of 2009 were $666 million ($1.68 per share) compared to $730 million ($1.75 per share) reported in the first quarter of 2008.

DISCUSSION OF BUSINESS SEGMENTS

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 3 to the financial statements in this Form 10-Q. In our discussions of comparative results, changes in net sales and operating profit generally are expressed in terms of volume and/or performance. Volume refers to increases (or decreases) in sales resulting from varying production activity levels, deliveries, or service levels on individual contracts. Volume changes typically include a corresponding change in operating profit based on the estimated profit rate at completion for a particular contract for design, development, and production activities.

Performance generally refers to changes in contract profit booking rates. These changes to our contracts for products usually relate to profit recognition associated with revisions to total estimated costs at completion of the contracts that reflect improved (or deteriorated) operating or award fee performance on a particular contract. Changes in contract profit booking rates on contracts for products are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. Recognition of the inception-to-date adjustment in the current or prior periods may affect the comparison of segment operating results.

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

Electronic Systems

Electronic Systems’ operating results included the following:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
Net sales	$2,913	$2,789
Operating profit	390	366

Net sales for Electronic Systems increased by 4% for the first quarter of 2009 compared to the first quarter of 2008. The increase mainly was due to higher volume on air defense, tactical missile and fire control programs at Missiles & Fire Control (M&FC) and in simulation and training activities at Platforms & Training (P&T). These increases partially were offset by declines in volume on integrated defense technology programs and surface naval warfare activities at Maritime Systems & Sensors (MS2).

Operating profit for Electronic Systems increased by 7% for the first quarter of 2009 compared to the first quarter of 2008. The increase primarily was attributable to higher volume and improved performance on fire control and air defense programs at M&FC and the benefit recognized in the first quarter of 2009 from favorably resolving a simulation and training contract matter at P&T. These increases partially were offset by declines in volume on integrated defense technology programs and surface naval warfare activities at MS2.

Information Systems & Global Services

Effective January 1, 2009, IS&GS redefined its lines of business to better align the segment based on its core customers and business activities. The new lines of business are as follows:

•	Civil – supports civil agency customer missions;

•	Defense – supports defense customer missions; and

•	Intelligence – supports intelligence customer missions.

The realignment had no impact on the segment’s operating results. The prior period amounts have been reclassified to conform to the new lines of business. IS&GS’ operating results included the following:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
Net sales	$2,761	$2,504
Operating profit	242	230

Net sales for IS&GS increased by 10% for the first quarter of 2009 compared to the first quarter of 2008. The increase in sales primarily was attributable to higher volume on enterprise civilian services in Civil and on mission and combat systems activities in Defense.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit for IS&GS increased by 5% for the first quarter of 2009 compared to the first quarter of 2008. Operating profit increases in Defense partially were offset by declines in Civil. The increase in Defense mainly was due to volume and improved performance in mission and combat systems, as well as readiness and stability operations. The decrease in Civil primarily was attributable to the absence in 2009 of a benefit recognized in 2008 for a contract restructuring.

Aeronautics

Aeronautics’ operating results included the following:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
Net sales	$2,781	$2,807
Operating profit	355	323

Net sales for Aeronautics decreased by 1% for the first quarter of 2009 compared to the first quarter of 2008. The decrease in sales resulted from declines in Combat Aircraft that partially were offset by increases in Air Mobility and Other Aeronautics Programs. The decrease in Combat Aircraft mainly was due to lower volume on F-22 and F-16 programs, which more than offset increased F-35 volume. The increase in Air Mobility mainly was due to higher volume on C-130 and C-5 programs. The increase in Other Aeronautics Programs principally was due to higher volume on sustainment activities and on advanced development programs.

Segment operating profit increased by 10% for the first quarter of 2009 compared to the first quarter of 2008. The growth in operating profit primarily was due to increases in Combat Aircraft and Other Aeronautics Programs. The increase in Combat Aircraft operating profit primarily was due to higher volume and improved performance on the F-35 program and improved performance on the F-22 program. These increases more than offset declines in operating profit on F-16 programs. The increase in Other Aeronautics Programs principally was due to higher volume and improved performance on sustainment activities.

Space Systems

Space Systems’ operating results included the following:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
Net sales	$1,918	$1,883
Operating profit	212	231

Net sales for Space Systems increased by 2% for the first quarter of 2009 compared to the first quarter of 2008. During the quarter, sales growth in Satellites and Space Transportation partially were offset by declines in Strategic & Defensive Missile Systems (S&DMS). The sales growth in Satellites was due to higher volume in government satellite activities, which partially was offset by a decrease in commercial satellite activities. There were no deliveries in the first quarter of 2009 compared to one commercial satellite delivery in the first quarter of 2008. The increase in Space Transportation primarily was due to higher volume on the Orion program. S&DMS sales declined mainly due to lower volume on defensive missile programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Segment operating profit decreased by 8% for the first quarter of 2009 compared to the first quarter of 2008. During the quarter, a decline in operating profit at Space Transportation partially was offset by increases at Satellites and S&DMS. In Space Transportation, the decrease mainly was attributable to lower equity earnings on the United Launch Alliance joint venture and the absence in 2009 of a benefit recognized in 2008 from the successful negotiations of a terminated commercial launch vehicle contract. In Satellites, the increase mainly was due to higher volume and improved performance on government satellite activities. The increase in S&DMS primarily was attributable to improved performance on defensive missile programs.

Unallocated Corporate Income (Expense), Net

The following table shows the components of unallocated Corporate income (expense), net:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
FAS/CAS pension adjustment	$(114)	$32
Stock compensation expense	(30)	(35)
Items not considered in segment operating performance	—	16
Other, net	2	15

	$(142)	$28

For a discussion of the FAS/CAS pension adjustment and other types of items included in unallocated Corporate income (expense), net, see Note 3 to the financial statements in this Form 10-Q.

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended
	March 29, 2009	March 30, 2008
	(In millions)
FAS 87 expense	$(259)	$(116)
Less: CAS costs	(145)	(148)

FAS/CAS pension adjustment – income (expense)	$(114)	$32

The FAS/CAS pension adjustment resulted in expense in the first quarter of 2009 versus income in the prior-year period due to the negative actual return on plan assets in 2008 and a lower discount rate at December 31, 2008. This trend is consistent with our expectations based on the assumptions we used in computing the FAS 87 expense and CAS cost amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2008 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach permitted by Statement of Financial Accounting Standards (FAS) 131, Disclosures about Segments of an Enterprise and Related Information. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as certain other Corporate activities, are not considered by management in evaluating the operating performance of business

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

segments. Therefore, for purposes of segment reporting, the following was included in unallocated Corporate income (expense), net:

First Quarter 2009 – There were no such items in the first quarter of 2009.

First Quarter 2008 – A gain, net of state income taxes, of $16 million representing recognition of a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006 (see Note 8). The gain increased net earnings by $10 million ($0.02 per share).

LIQUIDITY AND CASH FLOWS

Current economic and market conditions have placed material constraints on the ability of many companies to access capital in the debt and equity markets. At this time, our access to capital resources that provide liquidity generally has not been materially affected by the current credit environment. Our cash from operations continues to be sufficient to support our operations and anticipated capital expenditures. If market conditions continue to deteriorate, the cost or availability of future borrowings, if any, in the debt markets; the fees we pay under our credit facilities; or the cost or availability of providing letters of credit or other trade instruments to support our operating activities (e.g., guaranteeing our performance on particular contracts) may be affected.

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

We have financing resources available (see discussion under Capital Resources) to fund potential cash outflows that are less predictable or more discretionary. Although credit from financial institutions is constrained, there are attractive interest rates available for credit worthy corporate issuers via the public debt markets. We believe that we have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes.

We have encountered some instances in which financial institutions participating in our standby credit facilities have less credit capacity or are seeking to reduce their credit exposures generally. This has resulted in the need to identify additional financial institutions to participate in existing credit facilities. In addition, it may be more difficult to structure financing for future long-term project finance and joint venture activities, especially in international markets.

We have a balanced cash deployment and disciplined growth strategy to enhance shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, over the past year we have invested in our business (e.g., capital expenditures, independent research and development), made selective acquisitions of businesses, repurchased shares, increased our dividends, and opportunistically reduced and refinanced our debt. The following provides an overview of our execution of this strategy.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating Activities

Net cash provided by operating activities in the first quarter of 2009 was $1,218 million, $338 million higher than the same period in 2008. The growth primarily was attributable to a $337 million increase in cash provided by operating working capital as compared to 2008. The increase primarily was due to higher advances on Air Mobility and Combat Aircraft programs at Aeronautics and the timing of accounts payable activities, which partially were offset by a growth of receivables on various programs in the Missiles and Fire Control line of business at Electronics Systems. Operating working capital accounts consist of receivables, inventories, accounts payable, and customer advances and amounts in excess of cost incurred.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are generally incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology (IT) to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $132 million in the first quarter of 2009 and $104 million in the first quarter of 2008. We expect our annual capital expenditures over the next three years to exceed 2008 expenditures consistent with the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures, and other activities – We have a process to selectively identify businesses for acquisition that meet our strategic, operational, and financial targets; help build a balanced portfolio; and provide disciplined growth. We paid $156 million in the first quarter of 2009 and $11 million in the first quarter of 2008 related to acquisition activities, including amounts paid for acquisitions completed in years prior to the respective periods. There were no divestiture activities in the first quarters of 2009 or 2008.

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock during the first quarter of 2009 related to the exercise of stock options totaled $16 million, compared to $64 million during the same period in 2008. Those activities resulted in the issuance of 0.4 million shares and 1.2 million shares during the respective periods.

We used $499 million and $1,185 million of cash to repurchase common shares during the first quarters of 2009 and 2008 (see Note 8 under the caption “Stockholders’ Equity”). These purchases were made under our share repurchase program. As of March 29, 2009, we had repurchased a total of 132.4 million shares under the program, and there remained 25.6 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the first quarter of 2009.

During the first quarter of 2009, we declared and paid dividends totaling $227 million ($0.57 per share). During the first quarter of 2008, we declared and paid dividends totaling $172 million ($0.42 per share).

Issuance and repayment of long-term debt – In the first quarter of 2008, we issued $500 million of long-term notes due in 2013. The notes have a fixed coupon interest rate of 4.12%. Cash provided from operations has been our principal source of funds to reduce our long-term debt. Repayments of long-term debt during the first quarters of 2009 and 2008 were de minimis.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CAPITAL RESOURCES

At March 29, 2009, we held cash and cash equivalents of $2.4 billion and short-term investments of $60 million. Our total debt, net of unamortized discounts, amounted to $3.8 billion and is mainly in the form of publicly issued notes and debentures. Our debt-to-total capital ratio, net of unamortized discounts, was 57% at March 29, 2009 and December 31, 2008.

At March 29, 2009, we had in place a $1.5 billion revolving credit facility with a group of banks which expires in June 2012. There were no borrowings outstanding under the facility at March 29, 2009. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at March 29, 2009. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

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

Our stockholders’ equity amounted to $2,819 million at March 29, 2009, a net decrease of $46 million from December 31, 2008. The following items were the drivers of the net decrease:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at December 31, 2008	$393	$—	$11,621	$(9,149)	$2,865

Net earnings	—	—	666	—	666
Common stock dividends declared	—	—	(227)	—	(227)
Stock-based awards and ESOP activity	1	70	—	—	71
Common stock repurchases	(8)	(70)	(477)	—	(555)
Other comprehensive loss	—	—	—	(1)	(1)

Net activity	(7)	—	(38)	(1)	(46)

Balance at March 29, 2009	$386	$—	$11,583	$(9,150)	$2,819

We actively seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. We review changes in financial, market, and economic conditions to manage the types, amounts, and maturities of our indebtedness. We may at times refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt, or seek alternative financing sources for our cash and operational needs.

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

During the first quarter of 2009, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.

OTHER MATTERS

In connection with the closing of the transaction to form United Launch Alliance, LLC (ULA) on December 1, 2006, we and The Boeing Company (Boeing) have each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. We have agreed to provide this support for at least five years from the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA, under which no amounts have been withdrawn.

As of December 31, 2008, we and Boeing had each provided a total of $3 million of funding to ULA under the additional capital contribution commitment, and we expect to contribute the remaining commitment of $22 million each to ULA in the second quarter of 2009. Prior to those contributions, we expect to receive a dividend from ULA in a like amount. We did not provide further funding to ULA during the first quarter of 2009. In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 29, 2009, and that it will not be necessary to make payments under the cross-indemnities.

In 2008, we and Boeing received from ULA a dividend of $100 million each. Prior to distribution of the dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividend we received in 2008 and any others we may receive in the second quarter of 2009. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

We maintain active relationships with a broad and diverse group of domestic and international financial institutions. We believe that they provide us with access to the general and trade credit we require to conduct business. We continue to closely monitor the financial market environment and actively manage counterparty exposure to minimize the potential impact from any single credit provider while ensuring availability of, and access to, sufficient credit resources.

Our main exposure to market risk relates to interest rates, foreign currency exchange rates, and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. At March 29, 2009, the estimated fair value of our long-term debt instruments was approximately $4.5 billion, compared with a carrying value of $4.1 billion, excluding the $340 million unamortized discount.

We use foreign currency exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates, and generally do so in ways that qualify for hedge accounting treatment. These foreign currency exchange contracts hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized in income. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At March 29, 2009, the net fair value of foreign currency exchange contracts outstanding was an asset of $56 million (see Note 8 under the caption “Derivative Financial Instruments”).

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign exchange hedge portfolio is diversified across several banks. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. As of March 29, 2009, investments in the Rabbi Trust totaled $450 million and are reflected at fair value on our Balance Sheet in other assets. The Rabbi Trust holds investments in marketable equity securities and fixed income securities that are exposed to price changes and changes in interest rates. Changes in the value of the Rabbi Trust are recognized on our Statement of Earnings in other non-operating income (expense), net. During the first quarter of 2009, we recorded net losses totaling $11 million related to the decrease in the value of the Rabbi Trust assets. A portion of the liabilities associated with the deferred compensation plans supported by the Rabbi Trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the deferred compensation liabilities are recognized on our Statement of Earnings in unallocated Corporate costs. The current portion of the deferred compensation plan liabilities is on our Balance Sheet in salaries, benefits, and payroll taxes, and the non-current portion of the liability is on our Balance Sheet in other liabilities. The resulting change in the value of the liabilities generally has the effect of partially offsetting the impact of changes in the value of the Rabbi Trust. During the first quarter of 2009, we recorded earnings of $15 million related to the decrease in the value of the deferred compensation liabilities.

Lockheed Martin Corporation

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our controls and procedures with respect to those entities are necessarily substantially more limited (in some cases, only that of a passive equity holder) than those we maintain with respect to our consolidated subsidiaries.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2009. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 29, 2009.

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

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

•	The availability of government funding for our products and services both domestically and internationally;

•

Changes in government and customer priorities and requirements (including changes to respond to the priorities of the new U.S. Administration and Congress, Department of Defense reviews, budgetary constraints and cost-cutting initiatives);

•	The impact of economic recovery and stimulus plans and continued military operations in Iraq and Afghanistan on funding for existing defense programs;

•	The award or termination of contracts;

•	Actual returns or losses on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions;

•	Changes in counter-party credit risk exposure;

•	Difficulties in developing and producing operationally advanced technology systems;

•	The timing and customer acceptance of product deliveries;

•	Materials availability and performance by key suppliers, subcontractors and customers;

•	Charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

•	The future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies;

•	The future impact of acquisitions or divestitures, joint ventures or teaming arrangements;

•	The outcome of legal proceedings and other contingencies (including lawsuits, government/regulatory investigations or audits, and environmental remediation efforts);

•	The competitive environment for our products and services; and

•	Economic, business, and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” on pages 16 and 17 and “Risk Factors” on pages 18 through 24, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2008; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 28 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on page 10 and pages 11 through 13, respectively, included in this Form 10-Q.

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2008 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K). In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. The results of legal proceedings, however, cannot be predicted with certainty.

We are primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon us, or could lead to our suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 6 – Legal Proceedings and Contingencies” under the caption “Environmental Matters” in this Form 10-Q.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2008 Form 10-K (pages 18 through 24) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2008 Form 10-K.

Lockheed Martin Corporation

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Lockheed Martin during the quarter ended March 29, 2009 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
January (January 1, 2009 – January 25, 2009)	—	—	—	33,751,584
February (January 26, 2009 – February 22, 2009)	2,050,000	$78.60	2,050,000	31,701,584
March (February 23, 2009 – March 29, 2009)	6,050,000	$65.06	6,050,000	25,651,584

(1)	We repurchased a total of 8,100,000 shares of our common stock during the quarter ended March 29, 2009 under a share repurchase program that we announced in October 2002.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 158 million shares of our common stock from time-to-time. Under the program, management has the discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of March 29, 2009, we had repurchased a total of 132.4 million shares under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the three months ended March 29, 2009

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: April 23, 2009	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller (Chief Accounting Officer)

