Form 10-Q
period 2009-06-28
LOCKHEED MARTIN CORP
filed 2009-07-22
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2009

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

YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 28, 2009
Common stock, $1 par value	384,355,119

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2009

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2009

INDEX

Exhibit 10	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan (Performance-Based) As Amended June 25, 2009

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 28, 2009

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Quarter Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions, except per share data)
Net Sales
Products	$9,030	$9,108	$17,498	$17,572
Services	2,206	1,931	4,111	3,450

	11,236	11,039	21,609	21,022

Cost of Sales
Products	8,069	8,007	15,596	15,530
Services	1,978	1,797	3,670	3,183
Unallocated Corporate Costs	177	44	326	49

	10,224	9,848	19,592	18,762

	1,012	1,191	2,017	2,260
Other Income (Expense), Net	71	172	123	281

Operating Profit	1,083	1,363	2,140	2,541
Interest Expense	76	92	152	179
Other Non-Operating Income (Expense), Net	47	34	44	27

Earnings Before Income Taxes	1,054	1,305	2,032	2,389
Income Tax Expense	320	423	632	777

Net Earnings	$734	$882	$1,400	$1,612

Earnings Per Common Share
Basic	$1.90	$2.21	$3.59	$4.00

Diluted	$1.88	$2.15	$3.55	$3.90

Cash Dividends Paid Per Common Share	$0.57	$0.42	$1.14	$0.84

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
	June 28, 2009	December 31, 2008
	(In millions, except per share data)
Assets
Current Assets
Cash and Cash Equivalents	$2,672	$2,168
Receivables	6,131	5,296
Inventories	1,852	1,902
Deferred Income Taxes	785	755
Other Current Assets	473	562

Total Current Assets	11,913	10,683

Property, Plant and Equipment, Net	4,441	4,488
Goodwill	9,725	9,526
Purchased Intangibles, Net	339	355
Prepaid Pension Asset	130	122
Deferred Income Taxes	4,542	4,651
Other Assets	3,698	3,614

	$34,788	$33,439

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,162	$2,030
Customer Advances and Amounts in Excess of Costs Incurred	4,795	4,535
Salaries, Benefits and Payroll Taxes	1,710	1,684
Current Maturities of Long-term Debt	242	242
Other Current Liabilities	2,378	2,051

Total Current Liabilities	11,287	10,542

Long-term Debt, Net	3,563	3,563
Accrued Pension Liabilities	12,530	12,004
Other Postretirement Benefit Liabilities	1,442	1,386
Other Liabilities	3,146	3,079

Total Liabilities	31,968	30,574

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	382	393
Additional Paid-in Capital	—	—
Retained Earnings	11,547	11,621
Accumulated Other Comprehensive Loss	(9,109)	(9,149)

Total Stockholders’ Equity	2,820	2,865

	$34,788	$33,439

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In millions)
Operating Activities
Net earnings	$1,400	$1,612
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization of plant and equipment	356	335
Amortization of purchased intangibles	54	63
Stock-based compensation	72	75
Excess tax benefits on stock compensation	(13)	(43)
Changes in operating assets and liabilities
Receivables	(812)	(266)
Inventories	101	95
Accounts payable	118	(176)
Customer advances and amounts in excess of costs incurred	219	(3)
Other	859	676

Net cash provided by operating activities	2,354	2,368

Investing Activities
Expenditures for property, plant and equipment	(299)	(274)
Net proceeds from short-term investment transactions	—	237
Acquisition of businesses / investments in affiliates	(187)	(88)
Other	(14)	40

Net cash used for investing activities	(500)	(85)

Financing Activities
Repurchases of common stock	(969)	(1,930)
Issuances of common stock and related amounts	23	117
Excess tax benefits on stock compensation	13	43
Common stock dividends	(449)	(340)
Issuance of long-term debt and related costs	—	491
Repayments of long-term debt	—	(103)

Net cash used for financing activities	(1,382)	(1,722)

Effect of exchange rate changes on cash and cash equivalents	32	5

Net increase in cash and cash equivalents	504	566
Cash and cash equivalents at beginning of period	2,168	2,648

Cash and cash equivalents at end of period	$2,672	$3,214

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2009

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

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter or six months ended June 28, 2009 are not necessarily indicative of results to be expected for the full year.

We have reclassified certain amounts for the prior period to conform to the 2009 presentation. For the six months ended June 29, 2008, we reclassified $5 million from operating activities to “Effect of exchange rate changes on cash and cash equivalents” on our Statement of Cash Flows. The reclassification related to the effect of exchange rate changes on cash held in foreign currencies.

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on July 22, 2009. No material subsequent events have occurred since June 28, 2009 that required recognition or disclosure in these financial statements.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions, except per share data)
Net earnings for basic and diluted computations	$734	$882	$1,400	$1,612

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	386.9	399.3	390.2	402.9
Dilutive stock options, restricted stock units and convertible securities	4.0	10.2	4.0	10.3

Average number of common shares outstanding for diluted computations	390.9	409.5	394.2	413.2

Earnings per common share
Basic	$1.90	$2.21	$3.59	$4.00

Diluted	$1.88	$2.15	$3.55	$3.90

On June 26, 2008, our Board of Directors authorized and we announced the planned redemption of any and all of our $1.0 billion in original principal amount of floating rate convertible debentures that remained outstanding on August 15, 2008. In August 2008, all of the debentures were delivered for conversion or were redeemed. Statement of Financial Accounting Standards (FAS) 128, Earnings Per Share, required an assumption that shares would be used to pay the conversion obligations in excess of the accreted principal amount and that those shares would be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation up to the date the convertible securities were converted. The number of shares included in the computation for the quarter and six months ended June 29, 2008 did not have a material impact on earnings per share.

NOTE 3 – INFORMATION ON BUSINESS SEGMENTS

We operate in four principal business segments: Electronic Systems, Information Systems & Global Services (IS&GS), Aeronautics, and Space Systems. We organize our business segments based on the nature of the products and services offered.

In the following table, total operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment (see discussion below), costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock units), the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments, and other miscellaneous Corporate activities. Since the activities of the investees in which certain business segments hold equity interests are closely aligned with the operations of those segments, the equity earnings (losses) from those investees are included in the operating profit of the respective segments.

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under GAAP in accordance with FAS 87, Employers’ Accounting for Pensions, and pension costs calculated and funded in accordance

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of net sales in the related table that follows.

Selected Financial Data by Business Segment

	Quarter Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)

Net sales
Electronic Systems	$3,076	$3,095	$5,989	$5,884
Information Systems & Global Services	3,018	2,858	5,779	5,362
Aeronautics	3,086	2,884	5,867	5,691
Space Systems	2,056	2,202	3,974	4,085

Total	$11,236	$11,039	$21,609	$21,022

Operating profit
Electronic Systems	$406	$409	$796	$775
Information Systems & Global Services	248	272	490	502
Aeronautics	399	366	754	689
Space Systems	224	268	436	499

Total business segments	$1,277	$1,315	$2,476	$2,465
Unallocated Corporate income (expense), net	(194)	48	(336)	76

Total	$1,083	$1,363	$2,140	$2,541

Intersegment revenue
Electronic Systems	$205	$146	$378	$286
Information Systems & Global Services	254	243	490	458
Aeronautics	57	36	99	71
Space Systems	33	38	67	67

Total	$549	$463	$1,034	$882

			June 28, 2009	December 31, 2008
			(In millions)
Assets
Electronic Systems			$8,839	$8,515
Information Systems & Global Services			7,591	7,593
Aeronautics			3,903	3,521
Space Systems			3,071	2,908

Total business segments			23,404	22,537
Corporate activities (1)			11,384	10,902

Total			$34,788	$33,439

(1)	Assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, the deferred environmental asset, and investments held in a Rabbi Trust.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – INVENTORIES

	June 28, 2009	December 31, 2008
	(In millions)
Work-in-process, primarily related to long-term contracts and programs in progress	$5,387	$4,631
Less: customer advances and progress payments	(3,845)	(3,396)

	1,542	1,235
Other inventories	310	667

	$1,852	$1,902

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost as determined by FAS 87 and the net postretirement benefit cost as determined by FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
Qualified defined benefit pension plans
Service cost	$218	$205	$435	$411
Interest cost	453	435	906	870
Expected return on plan assets	(507)	(546)	(1,014)	(1,091)
Amortization of prior service cost	20	20	40	40
Recognized net actuarial losses	75	1	151	1

Total net pension expense	$259	$115	$518	$231

Retiree medical and life insurance plans
Service cost	$9	$11	$18	$22
Interest cost	41	45	82	90
Expected return on plan assets	(27)	(39)	(54)	(77)
Amortization of prior service cost	(6)	(6)	(12)	(12)
Recognized net actuarial losses	11	1	22	1

Total net postretirement expense	$28	$12	$56	$24

In 2008, we made discretionary prepayments totaling $109 million related to our qualified defined benefit pension plans and $120 million related to our retiree medical and life insurance plans. These prepayments reduce our cash funding requirements for 2009. There were no contributions in the first six months of 2009. Based on our known requirements as of June 28, 2009, we do not expect there to be any required cash contributions related to the qualified defined benefit pension plans or the medical and life insurance plans for the remainder of 2009 due to the prepayments made in prior years. We may review options for further discretionary contributions in 2009.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Legal Proceedings

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter declaring that we are in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $238 million and US $64 million, based on the exchange rate as of June 28, 2009). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of June 28, 2009), interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position and plan to proceed to alternative dispute resolution pursuant to the contract terms and to seek damages for wrongful termination of the contract (including costs incurred but not paid).

On April 24, 2009, we filed a declaratory judgment action against the N.Y. Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of N.Y. to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The contract provides for the design and installation of an integrated electronic security system for the MTA and has a total value of $323 million, of which $241 million has been paid to date. The MTA filed an answer and counterclaim on May 26, 2009, alleging that we breached the contract, and subsequently terminated the contract for alleged default. The MTA is seeking monetary damages and other relief under the contract, including the cost to complete the contract and potential re-procurement costs. We dispute the MTA’s allegations and are defending against them. On July 2, 2009, the sureties under the performance bond that we posted for the contract filed their own declaratory judgment action seeking to be excused from performing for the MTA (noting that they were unable to conclude that we were in material default under the contract) or, in the alternative, seeking indemnification from us. On July 7, 2009, we filed an amended complaint against the MTA adding claims for wrongful termination and for breach of contract damages (including costs incurred but not paid).

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

On February 22, 2007, we received a subpoena issued by a grand jury in the United States District Court for the District of Columbia. The subpoena requests documents related to our participation in a competition conducted in 2004-2005 by the National Archives and Records Administration for a $3 million contract to provide electronic document system support services. We are cooperating with the investigation.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions, which results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range which we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We perform quarterly reviews of environmental remediation sites and record liabilities and assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. At June 28, 2009 and December 31, 2008, the aggregate amount of liabilities recorded relative to environmental matters was $821 million and $809 million. Of that amount, $706 million and $694 million were recorded in other liabilities on the Balance Sheet, with the remainder recorded in other current liabilities. A portion of environmental costs is eligible for future recovery in the pricing of our products and services in U.S. Government contracts. We have recorded assets totaling $690 million and $683 million at June 28, 2009 and December 31, 2008 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Of that amount, $592 million and $585 million were recorded in other assets on the Balance Sheet, with the remainder recorded in other current assets.

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

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.1 billion at June 28, 2009 and December 31, 2008. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

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

As of December 31, 2008, we and Boeing each had provided a total of $3 million of funding to ULA under the additional capital contribution commitment. In the second quarter of 2009, we each contributed the remaining commitment of $22 million to ULA. Prior to those contributions, we each received a dividend from ULA in a like amount. Other than the $22 million contribution, we did not provide further funding to ULA during the first six months of 2009. On June 25, 2009, we and Boeing each received from ULA an additional dividend payment of $45 million.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the fourth quarter of 2008, we and Boeing each received a $100 million dividend payment. Prior to distribution of that dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividends we received through June 1, 2009. No dividends other than the $100 million received in the fourth quarter of 2008 and the $22 million received during the second quarter of 2009 were distributed prior to June 1, 2009. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 28, 2009, and that it will not be necessary to make payments under the cross-indemnities.

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

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At June 28, 2009, we have no assets or liabilities that are categorized as Level 3. During 2009, we had no assets or liabilities that were transferred in or out of the Level 3 category.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis and their level within the fair value hierarchy as of June 28, 2009:

	Level 1	Level 2	Balance as of June 28, 2009
	(In millions)
Assets
Equity securities(a)	$233	$—	$233
U.S. Government securities(a)	96	—	96
Corporate debt securities(b)	—	145	145
Other securities(b)	—	95	95
Derivative assets(c)	—	37	37

Total assets	$329	$277	$606

Derivative liabilities(c)	—	21	21

Net assets	$329	$256	$585

(a)	Equity securities and U.S. Government securities are valued using quoted market prices.
(b)	Corporate debt securities and other securities are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals).
(c)	Derivative assets and liabilities relate to foreign currency exchange contracts and are valued based on observable market prices, but are not exchanged in an active market. See Note 8 under the caption “Derivative Financial Instruments” for further information related to our derivative instruments.

At June 28, 2009, the estimated fair values of our long-term debt instruments aggregated $4,704 million, compared with a carrying amount of $4,144 million, excluding the $339 million unamortized discount. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments. Our cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheet approximates fair value.

As of June 28, 2009, our non-financial assets and liabilities that are recorded at fair value on a nonrecurring basis were not material.

NOTE 8 – OTHER

Matters Included in Earnings

In the second quarter of 2008, we recognized, net of state income taxes, $85 million in other income (expense), net, due to the elimination of reserves related to various land sales in California. Reserves were originally recorded at the time of each land sale in 2007 and prior years based on the U.S. Government’s assertion that a significant portion of the sale proceeds should be allocated to the buildings and improvements on the properties, thereby giving the U.S. Government the right to share in the gains associated with the land sales. At the time the land sales occurred, we believed the value of the properties sold was attributable to the land versus the buildings and improvements. The dispute ultimately went to trial with the Armed Services Board of Contract Appeals (ASBCA), subsequent to which the ASBCA determined that our accounting for the land sales was in accordance with the Federal Acquisition Regulation and CAS. We reached a settlement with the U.S. Government in the second quarter of 2008, and the previously recorded reserves were no longer required. Resolution of this matter increased our net earnings in the second quarter of 2008 by $56 million ($0.14 per share).

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

Long-term Debt

On June 26, 2008, our Board of Directors authorized and we announced the planned redemption of any and all of our $1.0 billion in original principal amount of floating rate convertible debentures that remained outstanding on August 15, 2008 (see Note 2). As of August 15, 2008, all of the debentures had been delivered for conversion or were redeemed.

In the first quarter of 2008, we issued $500 million of long-term notes. The notes have a fixed coupon interest rate of 4.12% and are due in 2013.

Stockholders’ Equity

Share Repurchase Program

We used cash to repurchase shares of our common stock as follows:

•

In the first six months of 2009, $969 million to repurchase 13.2 million common shares that were executed and settled during the six-month period, and an additional $39 million to repurchase 0.5 million common shares in June 2009 that were settled in July 2009; and

•

In the first six months of 2008, $1,930 million to repurchase 18.3 million common shares that were executed and settled during the six-month period, and an additional $25 million to repurchase 0.3 million common shares in June 2008 that were settled in July 2008.

As we repurchase common shares under our share repurchase program, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess of purchase price over par value as a reduction of retained earnings.

Our share repurchase program provides for the repurchase of up to 158.0 million shares of our common stock from time-to-time at management’s discretion. As of June 28, 2009, we had repurchased a total of 138.0 million shares under the program, and there remained approximately 20.0 million shares that may be repurchased in the future.

Dividends

During the first six months of 2009, we declared and paid quarterly dividends totaling $449 million ($0.57 per share per quarter). We also declared our third quarter 2009 dividend totaling $221 million ($0.57 per share), which was recorded as a current liability and a reduction of retained earnings. The dividend will be paid in September 2009. During the first six months of 2008, we declared and paid quarterly dividends totaling $340 million ($0.42 per share per quarter). We also declared our third quarter 2008 dividend totaling $168 million ($0.42 per share), which was recorded as a current liability and a reduction of retained earnings. This dividend was paid in September 2008.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Comprehensive Income

The components of comprehensive income for the three months and six months ended June 28, 2009 and June 29, 2008 consisted of the following:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
Net earnings	$734	$882	$1,400	$1,612
Other comprehensive income	41	22	40	35

Comprehensive income	$775	$904	$1,440	$1,647

Income Tax and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $411 million and $444 million during the six-month periods ended June 28, 2009 and June 29, 2008. Over the next 12 months, it is expected that the IRS examinations of our U.S. Federal Income Tax Returns for 2005-2007 and for 2008, IRS Appeals review of 2003-2004, and certain non-domestic income tax issues will be resolved. It is reasonably possible that resolution of these matters could cause a reduction in our unrecognized tax benefits of up to $225 million, only a portion of which would affect net earnings.

Our total interest payments were $143 million and $162 million during the six-month periods ended June 28, 2009 and June 29, 2008.

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

We use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the foreign currency exchange rate risk of forecasted foreign currency denominated cash receipts and cash payments. The majority of our foreign currency exchange contracts are designated as cash flow hedges. We may also use derivative financial instruments to manage our exposure to changes in interest rates. Our financial instruments that are subject to interest rate risk principally include fixed rate long-term debt. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at June 28, 2009 was $1.8 billion. There were no interest rate derivatives outstanding at June 28, 2009.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The effect of our derivative instruments on the Statement of Earnings for the quarter and six months ended June 28, 2009 was not material. The fair values of our derivative assets and liabilities as of June 28, 2009 were $37 million and $21 million, and were recorded in other current assets and other current liabilities. These amounts were not material to our financial statements. See Note 7 for further discussion on the fair value measurements related to our derivative instruments.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued FAS 167, Amendments to FASB Interpretation No. 46(R), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with our second quarter financial reporting and did not have a material impact on our results of operations, financial position, or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was effective beginning with our second quarter financial reporting. The FSP provides additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP amends FAS 157 to require interim disclosures of the valuation techniques and related inputs used to measure fair value and any changes to those valuation techniques and inputs. The FSP also provides additional guidance on defining the major categories of equity and debt securities measured at fair value in meeting the disclosure requirements of FAS 157. The adoption of the FSP did not have a material impact on our results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was effective beginning with our second quarter financial reporting. The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim financial statements of publicly traded companies. The adoption of the FSP did not have a material impact on our results of operations, financial position, or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was effective beginning with our second quarter financial reporting. The FSP amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred and enhances existing disclosures with regard to other-than-temporary impairment for debt and equity securities. The adoption of the FSP did not impact our results of operations, financial position, or cash flows.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

would reflect the value of the conversion feature of the debentures. We did not adopt the provisions of the new rule for the floating rate convertible debentures that were delivered for conversion or redeemed in August 2008, as the impact on our previously reported financial statements was not material.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which was effective beginning with our first quarter 2009 financial reporting. This standard requires that the noncontrolling interests in consolidated subsidiaries be presented as a separate component of stockholders’ equity in the balance sheet, that the amount of consolidated net earnings attributable to the parent and the noncontrolling interest be separately presented in the statement of earnings, and that the amount of consolidated other comprehensive income attributable to the noncontrolling interest be separately disclosed. The standard also requires gains or losses from the sale of stock of subsidiaries where control is maintained to be recognized as an equity transaction. We did not adopt the presentation or disclosure provisions of this standard relative to our noncontrolling interests, as the impact on our financial statements was not material.

In the first quarter of 2009, we adopted the following accounting pronouncements, none of which had a material impact on our results of operations, financial position, or cash flows:

•	FAS 157 as it relates to certain non-financial assets and liabilities;

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities;

•	FAS 141(R), Business Combinations; and

•	FAS 161 (see “Derivative Financial Instruments” section above).

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of June 28, 2009, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 28, 2009 and June 29, 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 28, 2009 and June 29, 2008. These financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.

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

July 22, 2009

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 28, 2009

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

INDUSTRY CONSIDERATIONS UPDATE

Domestic policy issues, such as health care reform and energy initiatives, as well as continuing to implement spending, tax, and other initiatives to stimulate the economy, are at the forefront of the U.S. Government’s activities during this ongoing period of economic uncertainty. In the longer term, we expect decisions regarding defense, homeland security, and other federal budget issues to be considered in the context of significant annual deficits, partially due to the cost of economic stimulus initiatives, and the growing federal debt.

In April 2009, the DoD announced the following three objectives that would guide the formulation of the new Administration’s defense budget:

•	Reaffirm the nation’s commitment to take care of the all-volunteer force;

•

Rebalance DoD programs in order to institutionalize and enhance the nation’s capabilities to fight existing wars, as well as the most likely future conflicts, and to provide a hedge against other risks and contingencies; and

•	Initiate a new approach to procurement, acquisition, and contracting.

The details of the President’s fiscal year 2010 defense budget request, which begin to reflect these objectives, were submitted to Congress in May 2009, and Congress is in the midst of its review process. The Congress must approve or revise these DoD proposals through enactment of appropriations bills and other policy legislation, which would then require Presidential approval.

We are in the process of assessing the effect of the fiscal year 2010 defense budget proposal, including the actions taken in the second quarter of 2009 related to certain of the initiatives contemplated in the proposal, on our future operations. We expect the defense budget proposal to have a direct effect on our business, both as a prime contractor and a subcontractor on programs specifically targeted for expansion, completion, or termination. For example, the defense budget proposal would provide for stable or increased support for our F-35 Lightning II Joint Strike Fighter program, the Advanced Extremely High Frequency (AEHF) satellite program, the Littoral Combat Ship (LCS) program, the Aegis Weapons System, and the Terminal High Altitude Area Defense (THAAD) system, all of which appear to be receiving Congressional support.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The budget proposal also contemplates completion of the F-22 Raptor program after production of 187 aircraft, representing four more than currently under contract, cancellation of the VH-71 Presidential Helicopter (VH-71) program, although the DoD expects to develop options for a fiscal year 2011 follow-on program, termination or restructuring of the Multiple Kill Vehicle (MKV) program, and cancellation of the Transformational Satellite (TSAT) program.

In June 2009, we received notification that the VH-71 contract was terminated for convenience. We also received notification in June that the TSAT Mission Operations System (TMOS) contract, representing the ground support infrastructure for the TSAT program, was terminated for convenience. No final action has been taken with regard to completion of the F-22 Raptor program. Funding for the additional four F-22 aircraft has been approved by Congress, although we have not yet contracted for that work. We expect that all remaining authorized work on the MKV program will be completed in 2009, and that no further work will be authorized.

In cases where contracts are terminated “for convenience,” the U.S. Government typically would be required to pay us for any costs we have incurred or will incur as a result of commitments to purchase goods and services related to a particular contract under the Federal Acquisition Regulation. This also is true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. For the contracts for which we have received termination for convenience notices, we are in the process of assessing the impact of the terminations and expect to negotiate settlement agreements with our U.S Government customers, but currently do not anticipate that those terminations will have a material adverse effect on the Corporation taken as a whole.

The DoD also has stated its future intention to increase its staffing levels in order to move work scope currently performed by private contractors back to U.S. Government employees, although no specific programs or activities were announced. This work scope realignment potentially could reduce the level of work performed by outside contractors, including work on certain of our programs, over time.

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

The following discussion of operating results provides an overview of our operations by focusing on key elements in our unaudited Statement of Earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarter and six-month periods ended June 28, 2009 and June 29, 2008. We follow an integrated approach for managing the performance of our business, and focus the discussion of our results of operations around major lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Electronic Systems, Aeronautics, and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net sales for the second quarter of 2009 were $11.2 billion, a 2% increase over the second quarter 2008 sales of $11.0 billion. Net sales for the six months of 2009 were $21.6 billion, a 3% increase over the $21.0 billion recorded in the comparable 2008 period. During the quarter, higher volume on Combat Aircraft programs at Aeronautics and on Defense programs at IS&GS partially were offset by lower volume on Missiles & Fire Control programs at Electronic Systems and on Space Transportation activities at Space Systems. For the six months ended June 28, 2009, sales increased over the comparable 2008 period in every business segment except Space Systems, which decreased mainly due to lower volume on Space Transportation activities.

Other income (expense), net was $71 million for the second quarter of 2009 compared to $172 million recorded in the comparable 2008 period. Other income (expense), net was $123 million for the first six months of 2009 compared to $281 million in the comparable 2008 period. In both periods, the decrease was primarily due to the absence in 2009 of certain items included in other income (expense), net in 2008 (see Note 8 under the caption “Matters Included in Earnings”) and lower equity earnings in affiliates.

Operating profit for the second quarter of 2009 was $1,083 million, a decrease of 21% from the $1,363 million recorded in the comparable 2008 period. During the quarter, operating profit decreased in every business segment except Aeronautics. Operating profit for the six months ended June 28, 2009 was $2,140 million, a 16% decrease over the $2,541 million recorded in the comparable 2008 period. During the first half of 2009, operating profit decreases in Space Systems and IS&GS partially were offset by increases in Aeronautics and Electronic Systems. In both the second quarter and six-month periods in 2009, operating profit was also negatively affected by higher unallocated Corporate costs and a reduction in other income (expense), net as discussed above. The higher unallocated Corporate costs mainly were attributable to the increase in the FAS/CAS pension adjustment due to the increase in FAS 87 expense.

Other non-operating income (expense), net for the second quarter and six months ended June 28, 2009 was $47 million and $44 million, respectively, as compared to $34 million and $27 million in the comparable 2008 periods. In both periods, the increase primarily was due to unrealized gains on marketable securities held to fund certain non-qualified employee benefit obligations.

Interest expense for the second quarter and six months ended June 28, 2009 was $76 million and $152 million, respectively, as compared to $92 million and $179 million in the comparable 2008 periods. This decrease mainly was driven by the August 2008 redemption of our $1 billion of floating rate convertible debentures.

Our effective income tax rates were 30.4% and 31.1% for the quarter and six months ended June 28, 2009 and 32.4% and 32.5% for the quarter and six months ended June 29, 2008. These rates were lower than the statutory rate of 35% for all periods due to tax benefits for U.S. manufacturing activities and dividends related to our employee stock ownership plans.

The effective tax rates for the second quarter and first six months of 2009 are lower than the comparable periods in 2008, primarily due to the partial elimination of a valuation allowance previously provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits and the extension of the research and development (R&D) credit as a result of the enactment on October 3, 2008, of the Emergency Economic Stabilization Act (EESA) of 2008. Although EESA retroactively extended the R&D credit for two years from January 1, 2008 to December 31, 2009, we did not recognize the benefit until EESA became law in the fourth quarter of 2008. The effective tax rate for 2009 could be reduced if, as is likely, some of the IRS examinations, IRS Appeals reviews, and non-domestic income tax issues referred to in Note 8 are resolved before December 31, 2009.

Net earnings for the second quarter of 2009 were $734 million ($1.88 per share) compared to $882 million ($2.15 per share) reported in the second quarter of 2008. Net earnings for the six months ended June 28, 2009 were $1,400 million ($3.55 per share) compared to $1,612 million ($3.90 per share) reported in the comparable 2008 period.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

DISCUSSION OF BUSINESS SEGMENTS

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 3 to the financial statements in this Form 10-Q. In our discussions of comparative results, changes in net sales and operating profit are expressed in terms of volume and/or performance. Volume refers to increases (or decreases) in sales resulting from varying production activity levels, deliveries, or service levels on individual contracts. Volume changes typically include a corresponding change in operating profit based on the estimated profit rate at completion for a particular contract for design, development, and production activities.

Performance refers to changes in contract profit booking rates. These changes to our contracts for products usually relate to profit recognition associated with revisions to total estimated costs at completion of the contracts that reflect improved (or deteriorated) operating or award fee performance on a particular contract. Changes in contract profit booking rates on contracts for products are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. Recognition of the inception-to-date adjustment in the current or prior periods may affect the comparison of segment operating results.

The Aeronautics segment includes fewer programs that have much larger sales and operating results than programs included in the other segments. Due to the large number of comparatively smaller programs in the remaining segments, the discussion of the results of operations of those business segments focuses on lines of business within the segment rather than on specific programs.

Electronic Systems

Electronic Systems’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
Net sales	$3,076	$3,095	$5,989	$5,884
Operating profit	406	409	796	775

Net sales for Electronic Systems decreased by 1% for the quarter and increased by 2% for the first six months of 2009 from the comparable 2008 periods. During the quarter, the decrease mainly was due to lower volume on air defense programs at Missiles & Fire Control (M&FC). This decrease partially was offset by growth in simulation and training activities at Platforms & Training (P&T) and in radar programs and surface naval warfare activities at Maritime Systems & Sensors (MS2).

During the first six months of the year, the increase mainly was due to higher volume on tactical missile programs and fire control systems at M&FC and in simulation and training activities at P&T. The increase in simulation and training also included sales from the first quarter 2009 acquisition of Universal Systems and Technology, Inc. These increases partially were offset by declines in integrated defense technology programs at MS2.

Operating profit for Electronic Systems decreased by 1% for the quarter and increased by 3% for the first six months of 2009 from the comparable 2008 periods. During the quarter, the decrease in operating profit mainly was due to lower volume on air defense programs at M&FC and the absence of favorable 2008 performance adjustments on integrated defense technology programs at MS2 in 2009. These decreases partially were offset by higher volume and improved performance in platform integration activities at P&T.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

During the first six months of the year, the increase in operating profit primarily was attributable to improved performance on platform integration activities and the benefit recognized in the first quarter of 2009 from favorably resolving a simulation and training contract matter at P&T. These increases partially were offset by declines in volume on integrated defense technology programs at MS2.

Information Systems & Global Services

As previously disclosed, effective January 1, 2009, IS&GS redefined its lines of business to better align the segment based on its core customers and business activities. The new lines of business are as follows:

•	Civil – supports civil agency customer missions;

•	Defense – supports defense customer missions; and

•	Intelligence – supports intelligence customer missions.

The realignment had no impact on the segment’s operating results. The prior period amounts have been reclassified to conform to the new lines of business. IS&GS’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
Net sales	$3,018	$2,858	$5,779	$5,362
Operating profit	248	272	490	502

Net sales for IS&GS increased by 6% for the quarter and 8% for the first six months of 2009 from the comparable 2008 periods. In both periods, increases in Defense and Civil partially were offset by declines in Intelligence. Defense increased due to higher volume on mission and combat systems activities and readiness and stability operations. Civil increased mainly due to higher volume on enterprise civilian services. Intelligence declined slightly between periods.

Operating profit for IS&GS decreased by 9% for the quarter and 2% for the first six months of 2009 from the comparable 2008 periods. During the second quarter, operating profit declines in Civil and Intelligence more than offset growth in Defense. The decrease in Civil primarily was attributable to the absence of a favorable 2008 performance adjustment on an enterprise civilian services program. The decrease in Intelligence was mainly due to lower volume and performance on security solutions activities. The increase in Defense mainly was due to volume and improved performance in mission and combat systems and readiness and stability operations.

During the first six months of the year, operating profit declines in Civil and Intelligence more than offset growth in Defense. The decrease in Civil primarily was attributable to the absence in 2009 of a benefit recognized in the first quarter of 2008 for a contract restructuring and the second quarter 2008 performance adjustment discussed above, both of which occurred on an enterprise civilian services program. The decrease in Intelligence was mainly due to lower volume and performance on enterprise integration activities. The increase in Defense mainly was due to volume and improved performance in mission and combat systems and readiness and stability operations. We currently expect operating profit and margins for IS&GS for fiscal year 2009 to decrease compared to 2008 levels.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Aeronautics’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
Net sales	$3,086	$2,884	$5,867	$5,691
Operating profit	399	366	754	689

Net sales for Aeronautics increased by 7% for the quarter and 3% for the first six months of 2009 from the comparable 2008 periods. During the quarter, the increase in Combat Aircraft sales partially was offset by declines in Air Mobility and Other Aeronautics Programs. The increase in Combat Aircraft mainly was due to higher volume on F-35 and F-16 programs. The decrease in Air Mobility mainly was attributable to lower volume on C-130J support and C-5 programs. The decrease in Other Aeronautics Programs principally was due to lower volume on sustainment activities, which partially was offset by growth on advanced development programs.

During the first six months of the year, sales increased in all three lines of business. The increase in Combat Aircraft mainly was due to higher volume on F-35 and F-16 programs, which more than offset lower volume on the F-22 program. The increase in Other Aeronautics Programs principally was due to growth on advanced development programs, which more than offset the lower volume on sustainment activities. Air Mobility sales increased slightly between periods.

Operating profit for Aeronautics increased by 9% for both the quarter and the first six months of 2009 from the comparable 2008 periods. In both periods, the growth in operating profit primarily was due to increases in Combat Aircraft and Air Mobility. The increase in Combat Aircraft operating profit primarily was due to higher volume and improved performance on the F-35 program and improved performance on the F-22 program. These increases more than offset declines in operating profit on F-16 programs mainly due to the absence of favorable 2008 performance adjustments in 2009. The increase in Air Mobility was mainly attributable to improved performance on C-130 support activities and C-5 programs.

Space Systems

Space Systems’ operating results included the following:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
Net sales	$2,056	$2,202	$3,974	$4,085
Operating profit	224	268	436	499

Net sales for Space Systems decreased by 7% for the quarter and 3% for the first six months of 2009 from the comparable 2008 periods. During the quarter, declines in sales at Space Transportation and Satellites more than offset growth in Strategic & Defensive Missile Systems (S&DMS). The decrease in Space Transportation primarily was due to lower volume in commercial launch vehicle activities and on the Orion program in 2009. There were no commercial launches during the first six months of 2009. During the first six months of 2008, there was one commercial launch which occurred during the second quarter of the year. The sales decline in Satellites was due to lower volume in commercial satellite activities, which more

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

than offset higher volume in government satellite activities. There were no commercial satellite deliveries during the first six months of 2009. In 2008, there was one commercial satellite delivery during the second quarter and two during the first six months of the year. S&DMS sales increased mainly due to higher volume on strategic missile programs.

During the first six months of the year, declines in sales at Space Transportation and S&DMS more than offset growth in Satellites. The decrease in Space Transportation primarily was due to lower volume in commercial launch vehicle activities and on the Orion program in 2009. S&DMS sales decreased mainly due to lower volume on defensive missile programs, which more than offset growth in strategic missile programs. The sales growth in Satellites was due to higher volume in government satellite activities, which partially was offset by lower volume in commercial satellite activities.

Operating profit for Space Systems decreased by 16% for the quarter and 13% for the first six months of 2009 from the comparable 2008 periods. During the quarter, Satellites’ operating profit decreased primarily due to the decline in commercial deliveries, which more than offset increases associated with the higher volume on government satellite activities. In Space Transportation the decrease mainly was attributable to volume on the Orion program and volume and performance on the space shuttle’s external tank program. The decrease in S&DMS primarily was attributable to lower volume on defensive missile programs.

During the first six months of the year, Space Transportation’s operating profit decrease mainly was attributable to lower equity earnings on the United Launch Alliance joint venture and the absence in 2009 of a benefit recognized in 2008 from the successful negotiations of a terminated commercial launch vehicle contract. The decrease in S&DMS’ operating profit primarily was attributable to lower volume on defensive missile programs. In Satellites, the operating profit increase mainly was due to higher volume and improved performance on government satellite activities, which was partially offset by lower volume in commercial satellite activities.

Unallocated Corporate Income (Expense), Net

The following table shows the components of unallocated Corporate income (expense), net:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
FAS/CAS pension adjustment	$(115)	$32	$(229)	$64
Items not considered in segment operating performance	—	85	—	101
Stock compensation expense	(42)	(40)	(72)	(75)
Other, net	(37)	(29)	(35)	(14)

	$(194)	$48	$(336)	$76

For a discussion of the FAS/CAS pension adjustment and other types of items included in unallocated Corporate income (expense), net, see Note 3 to the financial statements in this Form 10-Q.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS 87 expense, and the resulting FAS/CAS pension adjustment:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
FAS 87 expense	$(259)	$(115)	$(518)	$(231)
Less: CAS cost	(144)	(147)	(289)	(295)

FAS/CAS pension adjustment – income (expense)	$(115)	$32	$(229)	$64

The FAS/CAS pension adjustment resulted in expense in the second quarter and first six months of 2009 versus income in the prior-year periods due to the negative actual return on plan assets in 2008 and a lower discount rate at December 31, 2008. This trend is consistent with our expectations based on the assumptions we used in computing the FAS 87 expense and CAS cost amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2008 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

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

First and Second Quarters 2009 – There were no such items in the first and second quarters of 2009.

Second Quarter 2008 – Earnings, net of state income taxes, of $85 million from the elimination of reserves associated with various land sales that occurred in prior years (see Note 8).

First Quarter 2008 – A gain, net of state income taxes, of $16 million representing recognition of a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in Lockheed Khrunichev Energia International, Inc. and International Launch Services, Inc. in 2006 (see Note 8).

On an aggregate basis, these items increased our net earnings by $56 million ($0.14 per share) and $66 million ($0.16 per share) during the quarter and six month periods ended June 29, 2008.

LIQUIDITY AND CASH FLOWS

Current economic and market conditions have placed material constraints on the ability of many companies to access capital in the debt and equity markets. At this time, our access to capital resources that provide liquidity has not been materially affected by the current credit environment. Our cash from operations continues to be sufficient to support our operations and

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

anticipated capital expenditures. If market conditions deteriorate, the cost or availability of future borrowings, if any, in the debt markets; the fees we pay under our credit facilities; or the cost or availability of providing letters of credit or other trade instruments to support our operating activities (e.g., guaranteeing our performance on particular contracts) may be affected.

Current market conditions raise increased concerns about counterparty risk. We are exposed to counterparty credit risk as we engage in derivative transactions with financial institutions to hedge foreign currency exposures. Our suppliers and subcontractors also may find it more difficult to access credit to support their operations. To date, we have not been materially adversely affected by counterparty credit defaults or subcontractor and supplier credit support difficulties.

We have financing resources available (see discussion under Capital Resources) to fund potential cash outflows that are less predictable or more discretionary. Although credit from financial institutions is constrained, there are attractive interest rates available for credit worthy corporate issuers in the public debt markets. We believe that we have access to credit, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes.

We have encountered some instances in which financial institutions participating in our standby credit facilities have less credit capacity or are seeking to reduce their credit exposures. This has resulted in the need to identify additional financial institutions to participate in existing credit facilities. Our ability to do so has not been materially impacted in the current credit environment. In addition, it may be more difficult to structure financing for future long-term project finance, public-private initiatives, and joint venture activities, especially in international markets.

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

Operating Activities

Net cash provided by operating activities for the first six months of 2009 was $2,354 million, which was $14 million lower than the same period in 2008. The decrease from 2008 primarily was attributable to a $212 million decline in net earnings, a $24 million decline in cash provided by operating working capital, and a decline due to the timing of changes in various other operating assets and liabilities which, on a combined basis, more than offset a noncash increase of $287 million in FAS 87 expense. The decrease in operating working capital primarily was due to growth in accounts receivable on various Maritime Systems and Sensors programs at Electronic Systems and in Space Transportation programs at Space Systems. These decreases partially were offset by timing of accounts payable activities and increases in Combat Aircraft and Air Mobility customer advances at Aeronautics. Operating working capital accounts consist of receivables, inventories, accounts payable, and customer advances and amounts in excess of cost incurred.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology (IT) to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $299 million in the first six months of 2009 and $274 million in the comparable 2008 period. We expect our annual capital expenditures over the next three years to exceed 2008 expenditures consistent with the expected growth in our business and to support specific program requirements.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our strategic, operational, and financial targets; help build a balanced portfolio; and provide disciplined growth. We paid $187 million in the first six months of 2009 and $88 million in the comparable 2008 period related to acquisition activities, including amounts paid for acquisitions completed in years prior to the respective periods. There were no divestiture activities in the first six months of 2009 or 2008.

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock during the first six months of 2009 related to the exercise of stock options and tax benefits associated with stock-based compensation totaled $36 million, compared to $160 million during the same period in 2008. Those activities resulted in the issuance of 0.5 million shares and 2.2 million shares during the respective periods.

We used $969 million and $1,930 million of cash to repurchase common shares during the first six months of 2009 and 2008 (see Note 8 under the caption “Stockholders’ Equity”). These purchases were made under our share repurchase program. As of June 28, 2009, we had repurchased a total of 138.0 million shares under the program, and there remained 20.0 million shares that may be repurchased in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the second quarter of 2009.

During the first six months of 2009, we declared and paid quarterly dividends totaling $449 million compared to $340 million in the first half of 2008. We paid quarterly dividends of $0.57 per share in 2009 compared to $0.42 per share in 2008. We also declared our third quarter dividend of $221 million ($0.57 per share) in June 2009, which was recorded as a current liability and a reduction of retained earnings. This dividend will be paid in September 2009.

Issuance and repayment of long-term debt – In the first quarter of 2008, we issued $500 million of long-term notes due in 2013. The notes have a fixed coupon interest rate of 4.12%. Cash provided from operations has been our principal source of funds to reduce our long-term debt. Repayments of long-term debt in the first six months of 2009 were de minimis, compared to $103 million in the comparable 2008 period.

CAPITAL RESOURCES

At June 28, 2009, we held cash and cash equivalents of $2.7 billion and short-term investments of $65 million. Our total debt, net of unamortized discounts, amounted to $3.8 billion and is mainly in the form of publicly issued notes and debentures. Our debt-to-total capital ratio, net of unamortized discounts, was 57% at June 28, 2009 and December 31, 2008.

At June 28, 2009, we had in place a $1.5 billion revolving credit facility with a group of banks which expires in June 2012. There were no borrowings outstanding under the facility at June 28, 2009. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at June 28, 2009. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities. If we were to issue debt under this shelf registration, we would expect to use the net proceeds for general corporate purposes. These purposes may include repayment of debt, working capital needs, capital expenditures, acquisitions, and any other general corporate purpose.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our stockholders’ equity amounted to $2,820 million at June 28, 2009, a net decrease of $45 million from December 31, 2008. The following items were the drivers of the net decrease:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at December 31, 2008	$393	$—	$11,621	$(9,149)	$2,865

Net earnings	—	—	1,400	—	1,400
Common stock dividends declared	—	—	(670)	—	(670)
Stock-based awards and ESOP activity	3	190	—	—	193
Common stock repurchases	(14)	(190)	(804)	—	(1,008)
Other comprehensive income	—	—	—	40	40

Net activity	(11)	—	(74)	40	(45)

Balance at June 28, 2009	$382	$—	$11,547	$(9,109)	$2,820

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

During the six months ended June 28, 2009, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.

OTHER MATTERS

As of December 31, 2008, and in connection with the closing of the transaction to form United Launch Alliance, LLC (ULA) on December 1, 2006, we and The Boeing Company (Boeing) each had provided to ULA a total of $3 million of funding under our additional capital contribution commitment. In the second quarter of 2009, we each contributed the remaining commitment of $22 million to ULA. Prior to those contributions, we each received a dividend from ULA in a like amount. Other than the $22 million contribution, we did not provide further funding to ULA during the first six months of 2009.

In the fourth quarter of 2008, we and Boeing each received a $100 million dividend payment. Prior to distribution of that dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividends

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

we received through June 1, 2009. No dividends other than the $100 million received in the fourth quarter of 2008 and the $22 million received during the second quarter of 2009 were distributed prior to June 1, 2009. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 28, 2009, and that it will not be necessary to make payments under the cross-indemnities.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We maintain active relationships with a broad and diverse group of domestic and international financial institutions. We believe that they provide us with sufficient access to the general and trade credit we require to conduct business. We continue to closely monitor the financial market environment and actively manage counterparty exposure to minimize the potential impact from adverse developments with any single credit provider while ensuring availability of, and access to, sufficient credit resources.

Our main exposure to market risk relates to interest rates, foreign currency exchange rates, and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. At June 28, 2009, the estimated fair value of our long-term debt instruments was approximately $4.7 billion, compared with a carrying value of $4.1 billion, excluding the $339 million unamortized discount.

We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. Our foreign currency exchange contracts, the majority of which qualify for hedge accounting treatment, hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized in income. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At June 28, 2009, the net fair value of foreign currency exchange contracts outstanding was an asset of $16 million (see Note 8 under the caption “Derivative Financial Instruments”). We had no interest rate derivatives outstanding at June 28, 2009.

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

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. As of June 28, 2009, investments in the Rabbi Trust totaled $505 million and are reflected at fair value on our Balance Sheet in other assets. The Rabbi Trust holds investments in marketable equity securities and fixed income securities that are exposed to price changes and changes in interest rates. Changes in the value of the Rabbi Trust are recognized on our Statement of Earnings in other non-operating income (expense), net. During the second quarter and six months ended June 28, 2009, we recorded net earnings totaling $47 million and $36 million related to the increase in the value of the Rabbi Trust assets. A portion of the liabilities associated with the deferred compensation plans supported by the Rabbi Trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the deferred compensation liabilities are recognized on our Statement of Earnings in unallocated Corporate costs. The current portion of the deferred compensation plan liabilities is on our Balance Sheet in salaries, benefits, and payroll taxes, and the non-current portion of the liability is on our Balance Sheet in other liabilities. The resulting change in the value of the liabilities has the effect of partially offsetting the impact of changes in the value of the Rabbi Trust. During the second quarter and six months ended June 28, 2009, we recorded losses of $29 million and $14 million related to the decrease in the value of the deferred compensation liabilities.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2009. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 28, 2009.

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

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

•	The availability of government funding for our products and services both domestically and internationally;

•	Changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints and cost-cutting initiatives);

•	The impact of economic recovery and stimulus plans and continued military operations in Iraq and Afghanistan on funding for existing defense programs;

•	The award or termination of contracts;

•	Actual returns or losses on pension plan assets, interest and discount rates, and other changes that may impact pension plan assumptions;

•	Changes in counter-party credit risk exposure;

•	Difficulties in developing and producing operationally advanced technology systems;

•	The timing and customer acceptance of product deliveries;

•	Materials availability and performance by key suppliers, subcontractors and customers;

•	Charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

•	The future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies;

•	The future impact of acquisitions or divestitures, joint ventures or teaming arrangements;

•	The outcome of legal proceedings and other contingencies (including lawsuits, government/regulatory investigations or audits, and environmental remediation efforts);

•	The competitive environment for our products and services; and

•	Economic, business, and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” on pages 16 and 17 and “Risk Factors” on pages 18 through 24, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2008; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21 through 32 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on page 10 and pages 10 through 14, respectively, included in this Form 10-Q.

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

The following table provides information about our purchases during the quarter ended June 28, 2009 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
April (March 30, 2009 – April 26, 2009)	260,000	$76.80	260,000	25,391,584
May (April 27, 2009 – May 31, 2009)	2,439,080	$80.35	2,439,080	22,952,504
June (June 1, 2009 – June 28, 2009)	2,860,000	$82.86	2,860,000	20,092,504

(1)	We repurchased a total of 5,559,080 shares of our common stock during the quarter ended June 28, 2009 under a share repurchase program that we announced in October 2002.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 158.0 million shares of our common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of June 28, 2009, we had repurchased a total of 138.0 million shares under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 23, 2009, we held our Annual Meeting of Stockholders. A description of matters voted upon by stockholders at that meeting, and the results of such votes, were disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 27, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan (Performance-Based) As Amended June 25, 2009

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 28, 2009

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Lockheed Martin Corporation

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: July 22, 2009	by:	/s/ Martin T. Stanislav
Martin T. Stanislav
Vice President and Controller (Chief Accounting Officer)

