Form 10-Q
period 2009-09-27
LOCKHEED MARTIN CORP
filed 2009-10-23
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2009
Common stock, $1 par value	380,782,678

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2009

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2009

INDEX

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 27, 2009

Exhibit 15	Acknowledgment of Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Earnings

	Quarter Ended		Nine Months Ended
(In millions, except per share data)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net Sales
Products	$8,837	$8,475	$26,335	$26,047
Services	2,219	2,102	6,330	5,552

	11,056	10,577	32,665	31,599

Cost of Sales
Products	(7,861)	(7,528)	(23,457)	(23,058)
Services	(2,023)	(1,872)	(5,693)	(5,055)
Unallocated Corporate Costs	(176)	(55)	(502)	(104)

	(10,060)	(9,455)	(29,652)	(28,217)

	996	1,122	3,013	3,382
Other Income (Expense), Net	89	120	212	401

Operating Profit	1,085	1,242	3,225	3,783
Interest Expense	(67)	(85)	(219)	(264)
Other Non-Operating Income (Expense), Net	54	(13)	98	14

Earnings Before Income Taxes	1,072	1,144	3,104	3,533
Income Tax Expense	(275)	(362)	(907)	(1,139)

Net Earnings	$797	$782	$2,197	$2,394

Earnings Per Common Share
Basic	$2.09	$1.97	$5.67	$5.97

Diluted	$2.07	$1.92	$5.61	$5.82

Cash Dividends Paid Per Common Share	$0.57	$0.42	$1.71	$1.26

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheet

	(Unaudited)
(In millions, except per share data)	September 27, 2009	December 31, 2008
Assets
Current Assets
Cash and Cash Equivalents	$2,709	$2,168
Receivables	6,067	5,296
Inventories	2,079	1,902
Deferred Income Taxes	747	755
Other Current Assets	841	562

Total Current Assets	12,443	10,683

Property, Plant and Equipment, Net	4,430	4,488
Goodwill	9,944	9,526
Purchased Intangibles, Net	338	355
Prepaid Pension Asset	135	122
Deferred Income Taxes	4,596	4,651
Other Assets	3,856	3,614

	$35,742	$33,439

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,245	$2,030
Customer Advances and Amounts in Excess of Costs Incurred	4,934	4,535
Salaries, Benefits and Payroll Taxes	1,785	1,684
Current Maturities of Long-term Debt	242	242
Other Current Liabilities	2,377	2,051

Total Current Liabilities	11,583	10,542

Long-term Debt, Net	3,563	3,563
Accrued Pension Liabilities	12,793	12,004
Other Postretirement Benefit Liabilities	1,469	1,386
Other Liabilities	3,194	3,079

Total Liabilities	32,602	30,574

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	378	393
Additional Paid-in Capital	—	—
Retained Earnings	11,881	11,621
Accumulated Other Comprehensive Loss	(9,119)	(9,149)

Total Stockholders’ Equity	3,140	2,865

	$35,742	$33,439

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008
Operating Activities
Net earnings	$2,197	$2,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	544	522
Amortization of purchased intangibles	81	90
Stock-based compensation	112	115
Excess tax benefits on stock compensation	(16)	(90)
Changes in operating assets and liabilities:
Receivables	(720)	(426)
Inventories	(107)	(18)
Accounts payable	189	(141)
Customer advances and amounts in excess of costs incurred	350	91
Other	1,148	887

Net cash provided by operating activities	3,778	3,424

Investing Activities
Expenditures for property, plant and equipment	(481)	(503)
Net proceeds from (payments for) short-term investment transactions	(389)	262
Acquisitions of businesses / investments in affiliates	(420)	(195)
Other	11	(27)

Net cash used for investing activities	(1,279)	(463)

Financing Activities
Repurchases of common stock	(1,362)	(2,338)
Issuances of common stock and related amounts	32	242
Excess tax benefits on stock compensation	16	90
Common stock dividends	(668)	(510)
Issuance of long-term debt and related costs	—	491
Repayments of long-term debt	—	(1,103)

Net cash used for financing activities	(1,982)	(3,128)

Effect of exchange rate changes on cash and cash equivalents	24	(18)

Net increase (decrease) in cash and cash equivalents	541	(185)
Cash and cash equivalents at beginning of period	2,168	2,648

Cash and cash equivalents at end of period	$2,709	$2,463

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2009

NOTE 1 – BASIS OF PRESENTATION

We have prepared the unaudited condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2008 Form 10-K filed with the United States Securities and Exchange Commission (SEC).

It is our practice to close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the nine months ended September 27, 2009 are not necessarily indicative of results to be expected for the full year.

We have reclassified certain amounts for the prior period to conform to the 2009 presentation. For the nine months ended September 28, 2008, we reclassified an $18 million reduction in cash from operating activities to “Effect of exchange rate changes on cash and cash equivalents” on our Statement of Cash Flows. The reclassification related to the effect of exchange rate changes on cash held in foreign currencies.

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on October 22, 2009. No material subsequent events have occurred since September 27, 2009 that required recognition or disclosure in these financial statements.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended		Nine Months Ended
(In millions, except per share data)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net earnings for basic and diluted computations	$797	$782	$2,197	$2,394

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	381.4	397.4	387.2	401.1
Dilutive stock options, restricted stock units and convertible securities	4.1	9.7	4.1	10.0

Average number of common shares outstanding for diluted computations	385.5	407.1	391.3	411.1

Earnings per common share
Basic	$2.09	$1.97	$5.67	$5.97

Diluted	$2.07	$1.92	$5.61	$5.82

On June 26, 2008, our Board of Directors authorized and we announced the planned redemption of any and all of our $1.0 billion in original principal amount of floating rate convertible debentures that remained outstanding on August 15, 2008. In August 2008, all of the debentures were delivered for conversion or were redeemed (see Note 8 under the caption “Long-term Debt”). The accounting standard for earnings per share required an assumption that shares would be used to pay the conversion obligations in excess of the accreted principal amount and that those shares would be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation up to the date the convertible securities were converted. The number of shares included in the computation for the quarter and nine months ended September 28, 2008 did not have a material impact on earnings per share.

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

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under GAAP, and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in our business segment results. CAS is a major factor in determining our pension

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

funding requirements, and governs the extent to which pension costs can be allocated to and recovered on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, recognized in segment net sales. The results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules.

Transactions between segments are negotiated and accounted for under terms and conditions similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of net sales in the related table that follows.

Selected Financial Data by Business Segment

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net sales
Electronic Systems	$2,922	$2,802	$8,911	$8,686
Information Systems & Global Services	2,977	2,950	8,756	8,312
Aeronautics	3,084	2,917	8,951	8,608
Space Systems	2,073	1,908	6,047	5,993

Total	$11,056	$10,577	$32,665	$31,599

Operating profit
Electronic Systems	$389	$364	$1,185	$1,139
Information Systems & Global Services	244	267	734	769
Aeronautics	397	375	1,151	1,064
Space Systems	236	244	672	743

Total business segments	1,266	1,250	3,742	3,715
Unallocated Corporate income (expense), net	(181)	(8)	(517)	68

Total	$1,085	$1,242	$3,225	$3,783

Intersegment revenue
Electronic Systems	$214	$157	$592	$443
Information Systems & Global Services	247	229	737	687
Aeronautics	53	40	152	111
Space Systems	28	37	95	104

Total business segments	$542	$463	$1,576	$1,345

(In millions)			September 27, 2009	December 31, 2008
Assets
Electronic Systems			$9,129	$8,515
Information Systems & Global Services			7,547	7,593
Aeronautics			4,366	3,521
Space Systems			2,989	2,908

Total business segments			24,031	22,537
Corporate activities (1)			11,711	10,902

Total			$35,742	$33,439

(1)	Assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, the deferred environmental asset, and investments held in a Rabbi Trust.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – INVENTORIES

(In millions)	September 27, 2009	December 31, 2008
Work-in-process, primarily related to long-term contracts and programs in progress	$5,791	$4,631
Less: customer advances and progress payments	(4,022)	(3,396)

	1,769	1,235
Other inventories	310	667

	$2,079	$1,902

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost and the net postretirement benefit cost related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Qualified defined benefit pension plans
Service cost	$217	$206	$652	$617
Interest cost	453	436	1,359	1,306
Expected return on plan assets	(507)	(546)	(1,521)	(1,637)
Amortization of prior service cost	20	20	60	60
Recognized net actuarial losses	76	—	227	1

Total net pension expense	$259	$116	$777	$347

Retiree medical and life insurance plans
Service cost	$8	$11	$26	$33
Interest cost	42	45	124	135
Expected return on plan assets	(26)	(38)	(80)	(115)
Amortization of prior service cost	(6)	(7)	(18)	(19)
Recognized net actuarial losses	10	—	32	1

Total net postretirement expense	$28	$11	$84	$35

In 2008, we made discretionary prepayments totaling $109 million related to our qualified defined benefit pension plans and $120 million related to our retiree medical and life insurance plans. These prepayments reduced our funding requirements for 2009. We funded $2 million in discretionary contributions to our qualified defined benefit pension plans during the quarter and nine months ended September 27, 2009. The remaining amount of required funding in 2009 is less than $5 million. We plan to review options for further discretionary contributions in 2009, and anticipate making a discretionary contribution of at least $1.0 billion to our defined benefit plans’ trust in the fourth quarter.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Legal Proceedings

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter declaring that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $230 million and US $62 million, based on the exchange rate as of September 27, 2009). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of September 27, 2009), interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position and plan to proceed to alternative dispute resolution pursuant to the contract terms and to seek damages for wrongful termination of the contract (including costs incurred but not paid).

On April 24, 2009, we filed a declaratory judgment action against the N.Y. Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of N.Y. to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and the customer-furnished equipment necessary to complete the contract. The contract provides for the design and installation of an integrated electronic security system for the MTA and has a total value of $323 million, of which $241 million has been paid to date. The MTA filed an answer and counterclaim on May 26, 2009, alleging that we breached the contract, and subsequently terminated the contract for alleged default. The MTA is seeking monetary damages and other relief under the contract, including the cost to complete the contract and potential re-procurement costs. We dispute the MTA’s allegations and are defending against them. On July 2, 2009, the sureties under the performance bond that we posted for the contract filed their own declaratory judgment action seeking to be excused from performing for the MTA (noting that they were unable to conclude that we were in material default under the contract) or, in the alternative, seeking indemnification from us. On July 7, 2009, we filed an amended complaint against the MTA adding claims for wrongful termination and for breach of contract damages (including costs incurred but not paid). The MTA has filed an amended counterclaim. Discovery is proceeding in the action.

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

On February 22, 2007, we received a subpoena issued by a grand jury in the United States District Court for the District of Columbia. The subpoena requests documents related to our participation in a competition conducted in 2004-2005 by the National Archives and Records Administration for a $3 million contract to provide electronic document system support services. We cooperated with the investigation. On October 5, 2009, we received notice from the Department of Justice Antitrust Division that the grand jury investigation has been closed without charges being filed.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

We perform quarterly reviews of environmental remediation sites and record liabilities and assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. At September 27, 2009 and December 31, 2008, the aggregate amount of liabilities recorded relative to environmental matters was $862 million and $809 million. Of those amounts, $747 million and $694 million were recorded in other liabilities on the Balance Sheet, with the remainder recorded in other current liabilities. A portion of environmental costs is eligible for future recovery in the pricing of our products and services in U.S. Government contracts. We have recorded assets totaling $726 million and $683 million at September 27, 2009 and December 31, 2008 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Of those amounts, $628 million and $585 million were recorded in other assets on the Balance Sheet, with the remainder recorded in other current assets. Amounts allocated to our commercial businesses or determined to be unallowable for pricing under U.S. Government contracts are expensed through cost of sales.

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

We are conducting remediation activities under various consent decrees and orders relating to soil and groundwater contamination at certain sites of former operations. Under agreements related to certain of our sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds and other arrangements aggregating $3.0 billion and $3.1 billion at September 27, 2009 and December 31, 2008. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Investment in United Launch Alliance

In connection with the closing of the transaction to form United Launch Alliance, LLC (ULA) on December 1, 2006, we and Boeing each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support is required to be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years from the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA, under which no amounts have been drawn.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 27, 2009, we and Boeing each had provided the $25 million of funding to ULA under the additional capital contribution commitment. Of that amount, $22 million was contributed in the second quarter of 2009, prior to which we each received a dividend from ULA in a like amount. Other than the $22 million contribution, we did not provide further funding to ULA during the first nine months of 2009.

In the fourth quarter of 2008, we and Boeing each received a $100 million dividend payment. Prior to distribution of that dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividends we received through June 1, 2009, which totaled $122 million. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 27, 2009, and that it will not be necessary to make payments under the cross-indemnities.

NOTE 7 – FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. The standard is applicable whenever assets and liabilities are measured at fair value.

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At September 27, 2009, we have no assets or liabilities that are categorized as Level 3. During 2009, we had no assets or liabilities that were transferred in or out of the Level 3 category.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis and their level within the fair value hierarchy as of September 27, 2009:

(In millions)	Level 1	Level 2	Balance as of September 27, 2009
Assets
Equity securities(a)	$260	$—	$260
Mutual funds(a)	53	—	53
U.S. Government securities(b)	—	499	499
Corporate debt securities(b)	—	94	94
U.S. Government-sponsored enterprise securities(b)	—	61	61
Other securities(b)	—	36	36
Derivative assets(c)	—	36	36

Total assets	$313	$726	$1,039

Derivative liabilities(c)	—	21	21

Net assets	$313	$705	$1,018

(a)	Equity securities and interests in mutual funds are valued using quoted market prices.
(b)	U.S. Government securities, corporate debt securities, U.S. Government-sponsored enterprise securities, and other securities are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals).
(c)	Derivative assets and liabilities relate to foreign currency exchange contracts and are valued based on observable market prices, but are not exchanged in an active market. See Note 8 under the caption “Derivative Financial Instruments” for further information related to our derivative instruments.

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. Investments in the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in other non-operating income (expense), net. As of September 27, 2009, investments in the trust totaled $548 million and are included within the investment securities categories listed in the table above. Our net unrealized gains on the investments in the trust were $36 million and $98 million for the quarter and nine months ended September 27, 2009.

At September 27, 2009, the estimated fair values of our long-term debt instruments aggregated $4,919 million, compared with a carrying amount of $4,144 million, excluding the $339 million unamortized discount. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments. Our cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheet approximates fair value.

As of September 27, 2009, our non-financial assets and liabilities that are recorded at fair value on a nonrecurring basis were not material.

NOTE 8 – OTHER

Matters Included in Earnings

In the third quarter of 2009, the IRS examination of our U.S. Federal Income Tax Returns for the years 2005-2007 was resolved and settled. As a result, we recognized additional tax benefits and reduced our income tax expense for the third quarter by $58 million ($0.15 per share), including related interest. This reduction in income tax expense reduced our effective income tax rate by 5.4% and 1.9% for the quarter and nine months ended September 27, 2009.

In the third quarter of 2008, we recognized, net of state income taxes, a gain of $44 million in other income (expense), net representing a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006. The gain increased net earnings by $28 million ($0.07 per share). In the first quarter of 2008, we

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

recognized, net of state income taxes, $16 million of the deferred net gain from the LKEI and ILS transaction, which increased net earnings by $10 million ($0.02 per share).

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

Long-term Debt

On June 26, 2008, our Board of Directors authorized and we announced the planned redemption of any and all of our $1.0 billion in original principal amount of floating rate convertible debentures that remained outstanding on August 15, 2008. As of August 15, 2008, all of the debentures had been delivered for conversion or were redeemed. The aggregate amount paid in cash subsequent to conversion of the debentures was $1.0 billion, representing the principal amount of the debentures relative to our conversion obligations, which was equal to the original principal amount of the debentures. In addition, the conversion rate for the debentures from the time of our announcement in June 2008 through August 15, 2008 was 13.7998 shares of common stock for each $1,000 in original principal amount of debentures, equating to a conversion price of $72.46. The conversion obligations in excess of the principal amount, computed based on the closing price of our common stock over the cash settlement averaging period as defined in the indenture, totaled $571 million, and resulted in the issuance of 5.0 million shares of our common stock. The issuance of the common shares for the conversion obligations was recognized in stockholders’ equity as a $5 million increase to common stock and a corresponding decrease to additional paid-in capital. Also, deferred tax liabilities of $69 million attributable to interest deductions associated with the debentures have been credited to additional paid-in capital due to their conversion.

In the first quarter of 2008, we issued $500 million of long-term notes. The notes have a fixed coupon interest rate of 4.12% and are due in 2013.

Stockholders’ Equity

Share Repurchase Program

We used cash to repurchase shares of our common stock as follows:

•	In the first nine months of 2009, $1,362 million to repurchase 18.3 million common shares that were executed and settled during the nine-month period; and

•

In the first nine months of 2008, $2,338 million to repurchase 22.1 million common shares that were executed and settled during the nine-month period, and an additional $18 million for 0.2 million common shares purchased in September 2008 that were settled in October 2008.

As we repurchase common shares under our share repurchase program, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess of purchase price over par value as a reduction of retained earnings.

Our share repurchase program provides for the repurchase of shares of our common stock from time-to-time at management’s discretion. In September 2009, our Board authorized the repurchase of an additional 20.0 million shares, bringing the total authorized for repurchase under the program to 178.0 million. As of September 27, 2009, we had repurchased a total of 142.6 million shares under the program, and there remained approximately 35.4 million shares that may be repurchased in the future.

Dividends

During the first nine months of 2009, we declared and paid quarterly dividends totaling $668 million ($0.57 per share per quarter). We also declared our fourth quarter 2009 dividend, which was increased to $0.63 per share. The fourth quarter dividend totaled $240 million and was recorded as a current liability and a reduction of retained earnings. This dividend will be paid in December 2009. In the first nine months of 2008, we declared and paid dividends totaling $510 million ($0.42 per share per quarter).

Comprehensive Income

The components of comprehensive income for the three months and nine months ended September 27, 2009 and September 28, 2008 consisted of the following:

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net earnings	$797	$782	$2,197	$2,394
Other comprehensive income (loss)	(10)	(17)	30	18

Comprehensive income	$787	$765	$2,227	$2,412

Income Tax and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $702 million and $918 million during the nine-month periods ended September 27, 2009 and September 28, 2008. We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments which, exclusive of interest, totaled $216 million and $250 million as of September 27, 2009 and December 31, 2008. The decrease in the liability was primarily due to recognition of tax benefits related to resolution and settlement of issues with the IRS for years 2005-2007. We have protested to the IRS Appeals Division certain proposed adjustments related to tax years 2003-2004 and 2005-2007. We have adequately provided for those proposed adjustments.

Over the next 12 months, it is expected that the IRS examination of our U.S. Federal Income Tax Return for 2008, IRS Appeals review of issues for tax years 2003-2004 and 2005-2007, and certain non-domestic income tax issues will be resolved. It is reasonably possible that resolution of these matters could cause a reduction in our unrecognized tax benefits of up to $186 million, only a portion of which may affect net earnings.

Our total interest payments were $194 million and $226 million during the nine-month periods ended September 27, 2009 and September 28, 2008.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Derivative Financial Instruments

In the first quarter of 2009, we adopted a recently issued accounting standard which requires enhanced qualitative disclosures about our objectives and strategies for using derivatives and quantitative disclosures about the fair value amounts of gains and losses on derivative instruments.

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

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings, to the extent these derivatives are effective hedges. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at September 27, 2009 was $1.8 billion. There were no interest rate derivatives outstanding at September 27, 2009.

The effect of our derivative instruments on the Statement of Earnings for the quarter and nine months ended September 27, 2009 was not material. The fair values of our derivative assets and liabilities as of September 27, 2009 were $36 million and $21 million, and were recorded in other current assets and other current liabilities. These amounts were not material to our financial statements. See Note 7 for further discussion on the fair value measurements related to our derivative instruments.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the potential effect, if any, on our financial statements.

In June 2009, the FASB issued an accounting standard which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to continuously assess whether they must consolidate VIEs. This standard is effective for us beginning on January 1, 2010. We are currently assessing the potential effect, if any, on our financial statements.

In May 2008, the FASB issued an accounting standard which affects the accounting for certain convertible debt instruments. The standard was effective beginning with our first quarter

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2009 financial reporting, requires retrospective application to all periods presented, and does not grandfather existing debt instruments. The standard would have changed the accounting for our previously outstanding $1.0 billion in original principal amount of floating rate convertible debentures in that it would have required that we bifurcate the proceeds from the debt issuance between a debt and equity component as of the August 2003 issuance date and through the August 2008 date that they were converted or redeemed. The equity component would have reflected the value of the conversion feature of the debentures. We did not adopt the provisions of the standard for the floating rate convertible debentures that were delivered for conversion or redeemed in August 2008, as the effect on our previously reported financial statements was not material.

In December 2007, the FASB issued an accounting standard which would have required that the noncontrolling interests in consolidated subsidiaries be presented as a separate component of stockholders’ equity in the balance sheet, that the amount of consolidated net earnings attributable to the parent and the noncontrolling interest be separately presented in the statement of earnings, and that the amount of consolidated other comprehensive income attributable to the noncontrolling interest be separately disclosed. The standard also would have required gains or losses from the sale of stock of subsidiaries where control is maintained to be recognized as an equity transaction. The standard was effective beginning with our first quarter 2009 financial reporting. We did not adopt the presentation or disclosure provisions of this standard relative to our noncontrolling interests, as the effect on our financial statements was not material.

In the first half of 2009, we adopted accounting standards issued by the FASB related to the following topics, none of which had a material effect on our financial statements:

•	Accounting and disclosures for subsequent events;

•	Determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly;

•	Interim disclosures about fair value of financial instruments;

•	Recognition and presentation of other-than-temporary impairments;

•	Fair value disclosures related to certain non-financial assets and liabilities;

•	Determining whether instruments granted in share-based payment transactions are participating securities;

•	Revised accounting rules related to business combinations; and

•	Increased disclosures related to derivative financial instruments (see “Derivative Financial Instruments” section above).

Lockheed Martin Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of September 27, 2009, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 27, 2009 and September 28, 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2009 and September 28, 2008. These financial statements are the responsibility of the Corporation’s management.

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

October 22, 2009

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2009

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

INDUSTRY CONSIDERATIONS UPDATE

Domestic policy issues, such as health care reform and continuing economic stimulus initiatives, remain at the forefront of the U.S. Government’s activities. In addition, debate over U.S. policy and troop levels in Afghanistan is consuming attention at the highest levels of the federal government.

The Congress is nearing completion of its review of the fiscal year 2010 budget. The Congress must approve or revise the President’s proposals contained in the February 2009 President’s budget request through enactment of appropriations bills and other policy legislation, which would then require final Presidential approval. As of October 1, 2009, the beginning of fiscal year 2010, only one appropriations bill had been signed into law – the Legislative appropriations bill. All other agencies of the federal government are funded through a Continuing Resolution for Appropriations that provides uninterrupted funding at fiscal year 2009 levels.

We are continuing to assess the effect of both the President’s fiscal year 2010 budget proposal and the ongoing Congressional review process on our future operations. We expect the outcome of the defense budget process to have a direct effect on our business, both as a prime contractor and a subcontractor on programs specifically targeted for expansion, completion, or termination.

We are paying close attention to the outcome of the Congressional review of the fiscal year 2010 defense budget, as the Department of Defense is our largest government customer. For example, the defense budget proposal would provide for stable or increased support for our F-35 Lightning II Joint Strike Fighter program, the Advanced Extremely High Frequency (AEHF) satellite program, the Littoral Combat Ship (LCS) program, the Aegis Weapons System, and the Terminal High Altitude Area Defense (THAAD) system, all of which appear to be receiving Congressional support.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The budget proposal also contemplates completion of the F-22 Raptor program after delivery of 187 aircraft, representing four more than currently under contract, cancellation of the VH-71 Presidential Helicopter (VH-71) program (although DoD expects to develop options for a fiscal year 2011 follow-on program), termination or restructuring of the Multiple Kill Vehicle (MKV) program, and cancellation of the Transformational Satellite (TSAT) program. In June 2009, we received notification that the VH-71 contract was terminated for convenience. We also received notification in June that the TSAT Mission Operations System (TMOS) contract, representing the ground support infrastructure for the TSAT program, was terminated for convenience. Funding for the additional four F-22 Raptor aircraft has been approved by Congress, although we have not yet contracted for that work. It appears unlikely that Congress will reverse the proposal to complete the F-22 program at 187 aircraft. We expect that all remaining authorized work on the MKV program will be completed in 2009, and that no further work will be authorized.

In cases where contracts are terminated “for convenience,” the U.S. Government typically would be required to pay us for any costs we have incurred or will incur as a result of commitments to purchase goods and services related to a particular contract under the Federal Acquisition Regulation. This also is true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. For the contracts for which we have received termination for convenience notices, we are in the process of assessing the impact of the terminations and expect to negotiate settlement agreements with our U.S. Government customers, and we currently do not anticipate that those terminations will have a material adverse effect on the Corporation taken as a whole.

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

In addition to recommendations related to specific programs, the DoD specified areas in which it would recommend increased funding, including intelligence, surveillance, and reconnaissance (ISR) support for the warfighter, cybersecurity, helicopter maintenance and training, and lift, mobility, and refueling aircraft. These are areas in which we have a significant presence and believe we are well-positioned to take advantage of opportunities. Again, Congress appears poised to support most of the President’s budget proposals in these areas.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following discussion of operating results provides an overview of our operations by focusing on key elements in our unaudited Statement of Earnings. The “Discussion of Business Segments” section which follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarter and nine-month periods ended September 27, 2009 and September 28, 2008. We follow an integrated approach for managing the performance of our business, and focus the discussion of our results of operations around major lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Electronic Systems, Aeronautics, and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

Net sales for the third quarter of 2009 were $11.1 billion, a 5% increase over the third quarter of 2008 sales of $10.6 billion. Net sales for the nine months of 2009 were $32.7 billion, a 3% increase over the $31.6 billion recorded in the comparable 2008 period. Sales increased during the quarter and nine months ended September 27, 2009 from the comparable 2008 period in every business segment.

Other income (expense), net was $89 million for the third quarter of 2009 compared to $120 million recorded in the comparable 2008 period. Other income (expense), net for the nine months ended September 27, 2009 was $212 million compared to $401 million in the comparable 2008 period. In both periods, the decrease primarily was due to the absence in 2009 of certain items included in other income (expense), net in 2008 (see Note 8 under the caption “Matters Included in Earnings”).

Operating profit for the third quarter of 2009 was $1,085 million, a decrease of 13% from the $1,242 million recorded in the comparable 2008 period. Operating profit for the nine months ended September 27, 2009 was $3,225 million, a 15% decrease over the $3,783 million recorded in the comparable 2008 period. In both the third quarter and nine-month periods in 2009, operating profit increases in Aeronautics and Electronic Systems partially were offset by declines in Space Systems and IS&GS. In both the third quarter and nine-month periods in 2009, operating profit was also negatively affected by higher unallocated Corporate costs and a reduction in other income (expense), net as discussed above. The higher unallocated Corporate costs mainly were attributable to the increase in the FAS/CAS pension adjustment due to the increase in FAS pension expense.

Other non-operating income (expense), net for the third quarter and nine months ended September 27, 2009 was income of $54 million and $98 million, respectively, as compared to expense of $13 million and income of $14 million in the comparable 2008 periods. In both 2009 periods, the increase primarily was due to unrealized gains on marketable securities held to fund certain non-qualified employee benefit obligations.

Interest expense for the third quarter and nine months ended September 27, 2009 was $67 million and $219 million, respectively, as compared to $85 million and $264 million in the comparable 2008 periods. The decrease in both 2009 periods mainly was driven by the August 2008 redemption of our $1.0 billion of floating rate convertible debentures. The decrease in the 2009 nine-month period was partially offset by an increase in interest expense due to the $500 million of debt issued in the first quarter of 2008.

Our effective income tax rates were 25.7% and 29.2% for the quarter and nine months ended September 27, 2009 and 31.6% and 32.2% for the quarter and nine months ended September 28, 2008. These rates were lower than the statutory rate of 35% for all periods due to tax benefits for U.S. manufacturing activities and dividends related to our employee stock ownership plans.

The effective tax rates for the third quarter and first nine months of 2009 were lower than the comparable periods in 2008, primarily due to the resolution of an IRS examination of our U.S. Federal Income Tax Returns for the years 2005-2007 in the third quarter of 2009 that reduced

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

income tax expense by $58 million, and the extension of the research and development (R&D) credit as a result of the enactment on October 3, 2008, of the Emergency Economic Stabilization Act (EESA) of 2008. Although EESA retroactively extended the R&D credit for two years from January 1, 2008 to December 31, 2009, we did not recognize the benefit until EESA became law in the fourth quarter of 2008. In addition to these items, the effective tax rate for the nine-month period of 2009 was affected by the partial elimination of a valuation allowance previously provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.

Net earnings for the third quarter of 2009 were $797 million ($2.07 per share) compared to $782 million ($1.92 per share) reported in the third quarter of 2008. Net earnings for the nine months ended September 27, 2009 were $2,197 million ($5.61 per share) compared to $2,394 million ($5.82 per share) reported in the comparable 2008 period.

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

Electronic Systems

Electronic Systems’ operating results included the following:

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$2,922	$2,802	$8,911	$8,686
Operating profit	$389	$364	$1,185	$1,139

Net sales for Electronic Systems increased by 4% for the quarter and 3% for the nine months of 2009 from the comparable 2008 periods. During the quarter, sales increases at Maritime Systems & Sensors (MS2) and Missiles & Fire Control (M&FC) more than offset a decline at

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Platforms & Training (P&T). The increase at MS2 mainly was due to higher volume on surface naval warfare, tactical systems and radar systems programs. The increase at M&FC primarily was due to growth on tactical missile and air defense programs. At P&T, lower volume on platform integration activities and distribution technology programs partially was offset by growth on simulation and training activities.

During the nine-month period, sales increased in all three lines of business. The increase at M&FC primarily was attributable to higher volume on tactical missile programs. The increase at MS2 mainly was due to higher volume on surface naval warfare, tactical systems and radar systems programs, which partially were offset by declines in integrated defense technology programs. At P&T, higher volume on simulation and training activities partially was offset by lower volume on platform integration and distribution technology programs. The increase in simulation and training also included sales from the first quarter 2009 acquisition of Universal Systems and Technology, Inc.

Operating profit for Electronic Systems increased by 7% for the quarter and 4% for the nine months of 2009 from the comparable 2008 periods. During the quarter, an increase in operating profit at M&FC more than offset declines at MS2 and P&T. The increase at M&FC mainly was due to higher volume and improved performance on tactical missile and air defense programs as well as improved performance on fire control systems. The decrease at MS2 primarily was attributable to a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on tactical systems and surface naval warfare programs. The decline at P&T resulted from lower volume on platform integration activities and a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on distribution technology programs.

During the nine-month period, increases in operating profit at M&FC and P&T more than offset a decline at MS2. The increase at M&FC mainly was due to higher volume on tactical missile programs and improved performance on fire control systems. The increase in P&T’s operating profit primarily was attributable to improved performance on platform integration activities and the benefit recognized in the first quarter of 2009 from favorably resolving a simulation and training contract matter. These increases partially were offset by declines in volume and a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on distribution technology programs. The decrease at MS2 primarily was attributable to a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on integrated defense technology and tactical systems programs.

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

The realignment had no impact on the segment’s operating results. The prior period amounts have been reclassified to conform to the new lines of business. IS&GS’ operating results included the following:

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$2,977	$2,950	$8,756	$8,312
Operating profit	$244	$267	$734	$769

Net sales for IS&GS increased by 1% for the quarter and 5% for the nine months of 2009 from the comparable 2008 periods. During the quarter, the sales increase primarily was attributable to higher volume on enterprise civilian services in Civil. Sales for Defense and Intelligence were relatively unchanged between the quarters. During the nine-month period, increases in Defense and Civil partially were offset by declines in Intelligence. Defense sales primarily increased due to higher volume on mission and combat systems activities and readiness and stability operations. Civil increased principally due to higher volume on enterprise civilian services. Intelligence sales declined slightly between periods mainly due to lower volume on enterprise integration activities.

Operating profit for IS&GS decreased by 9% for the quarter and 5% for the nine months of 2009 from the comparable 2008 periods. During the quarter, operating profit declined in Intelligence and Defense and remained unchanged in Civil. The decrease in Intelligence mainly was due to a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on security solutions activities. The decrease in Defense primarily was attributable to performance on global programs.

During the nine-month period, operating profit declines in Civil and Intelligence more than offset growth in Defense. The decrease in Civil primarily was attributable to the absence in 2009 of a benefit recognized in the first quarter of 2008 for a contract restructuring and the absence of a favorable performance adjustment recognized in the second quarter of 2008, both of which occurred on an enterprise civilian services program. The decrease in Intelligence mainly was due to lower volume on enterprise integration activities and a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on security solution activities. The increase in Defense mainly was due to volume and improved performance in mission and combat systems and readiness and stability operations.

Aeronautics

Aeronautics’ operating results included the following:

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$3,084	$2,917	$8,951	$8,608
Operating profit	$397	$375	$1,151	$1,064

Net sales for Aeronautics increased by 6% for the quarter and 4% for the nine months of 2009 from the comparable 2008 periods. In both periods, sales increased in all three lines of business. The increase in Combat Aircraft principally was due to higher volume on the F-35 program, which more than offset lower volume on F-22 and F-16 programs. The increase in Air Mobility primarily was attributable to higher volume on the C-130J program, including deliveries

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

and support activities. There were four C-130J deliveries in the third quarter of 2009 and three in the comparable 2008 period. There were ten C-130J deliveries in the nine-month period of 2009 and nine in the comparable 2008 period. The increase in Other Aeronautics Programs mainly was due to higher volume on advanced development programs and P-3 programs, which partially were offset by declines in other sustainment activities.

Operating profit for Aeronautics increased by 6% for the quarter and 8% for the nine months of 2009 from the comparable 2008 periods. In both periods, the growth in operating profit primarily was due to increases in Air Mobility and Other Aeronautics Programs, which partially were offset by declines in Combat Aircraft. The increase in Air Mobility operating profit primarily was due to higher volume on C-130J programs and improved performance on C-130 support programs. During the nine-month period, Air Mobility’s operating profit also increased due to improved performance on C-5 programs. The increase in Other Aeronautics Programs mainly was attributable to improved performance in sustainment activities and a favorable contract restructuring of a P-3 modification contract. The decrease in Combat Aircraft operating profit primarily was due to lower volume on the F-22 program and a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on F-16 programs. These decreases more than offset increased operating profit resulting from higher volume and improved performance on the F-35 program.

Space Systems

Space Systems’ operating results included the following:

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$2,073	$1,908	$6,047	$5,993
Operating profit	$236	$244	$672	$743

Net sales for Space Systems increased by 9% for the quarter and 1% for the nine months of 2009 from the comparable 2008 periods. During the quarter, sales growth at Satellites and Space Transportation more than offset a decline in Strategic & Defensive Missile Systems (S&DMS). The sales growth in Satellites was due to higher volume in commercial satellite and government satellite activities. There was one commercial satellite delivery in the third quarter of 2009. There were no commercial satellite deliveries during the third quarter of 2008. The increase in Space Transportation principally was due to higher volume on the Orion program in 2009. S&DMS’ sales decreased mainly due to lower volume on defensive missile programs.

During the nine-month period, growth in Satellites more than offset declines in sales at Space Transportation and S&DMS. The sales growth in Satellites was due to higher volume in government satellite activities, which partially was offset by lower volume in commercial satellite activities. There was one commercial satellite delivery during the nine-month period in 2009 and two deliveries in the comparable 2008 period. The decrease in Space Transportation primarily was due to lower volume in commercial launch vehicle activities in 2009. There were no commercial launches during the nine-month period of 2009 and one during the nine-month period of 2008. S&DMS’ sales decreased mainly due to lower volume on defensive missile programs, which more than offset growth in strategic missile programs.

Operating profit for Space Systems decreased by 3% for the quarter and 10% for the nine months of 2009 from the comparable 2008 periods. During the quarter, declines in operating profit in Satellites and S&DMS partially were offset by growth in Space Transportation. Satellites’ operating profit decreased primarily due to the absence of favorable 2008 performance

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

adjustments on government satellite programs in 2009, which more than offset an increase associated with the 2009 commercial satellite delivery. S&DMS’ operating profit declined slightly between periods. In Space Transportation, the increase mainly was attributable to higher equity earnings on the United Launch Alliance joint venture and volume on the Orion program.

During the nine-month period, operating profit declined in all three lines of business. Space Transportation’s operating profit decrease mainly was attributable to the absence in 2009 of a benefit recognized in 2008 from the successful negotiations of a terminated commercial launch vehicle contract and lower equity earnings in 2009 on the United Launch Alliance joint venture. The decrease in S&DMS’ operating profit primarily was attributable to a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on strategic missile programs. In Satellites, the operating profit decrease mainly was due to lower volume in commercial satellite activities, which partially was offset by higher volume on government satellite activities.

Unallocated Corporate Income (Expense), Net

The following table shows the components of unallocated Corporate income (expense), net:

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
FAS/CAS pension adjustment	$(113)	$32	$(342)	$96
Items not considered in segment operating performance	—	44	—	145
Stock compensation expense	(40)	(40)	(112)	(115)
Other, net	(28)	(44)	(63)	(58)

	$(181)	$(8)	$(517)	$68

For a discussion of the FAS/CAS pension adjustment and other types of items included in unallocated Corporate income (expense), net, see Note 3 to the financial statements in this Form 10-Q.

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended		Nine Months Ended
(In millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
FAS pension expense	$(259)	$(116)	$(777)	$(347)
Less: CAS cost	(146)	(148)	(435)	(443)

FAS/CAS pension adjustment – income (expense)	$(113)	$32	$(342)	$96

The FAS/CAS pension adjustment resulted in expense in the third quarter and first nine months of 2009 versus income in the prior-year periods due to the negative actual return on plan assets in 2008 and a lower discount rate at December 31, 2008. This trend is consistent with our expectations based on the assumptions we used in computing the FAS pension expense and CAS cost amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2008 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach permitted by the accounting standard for disclosures about business segments. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as certain other Corporate activities, are not considered by management in evaluating the operating performance of business segments. Therefore, for purposes of segment reporting, the following items were included in unallocated Corporate income (expense), net:

First, Second and Third Quarters of 2009 –

•	None

Although there were no such items included in unallocated Corporate income (expense), net during the quarter and nine-month period ended September 27, 2009, we resolved and settled the examination of our U.S. Federal Income Tax Returns for the years 2005-2007 in the third quarter (see Note 8). This item increased our net earnings by $58 million ($0.15 per share) during the quarter and nine months ended September 27, 2009.

Third Quarter of 2008 –

•

A gain, net of state income taxes, of $44 million representing recognition of a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in LKEI and ILS in 2006 (see Note 8).

First and Second Quarters of 2008 –

•	Earnings, net of state income taxes, of $85 million from the elimination of reserves associated with various land sales that occurred in prior years (see Note 8); and

•

A gain, net of state income taxes, of $16 million representing recognition of a portion of the deferred net gain recorded in connection with the transaction to sell our ownership interests in Lockheed Khrunichev Energia International, Inc. and International Launch Services, Inc. in 2006 (see Note 8).

On an aggregate basis, these items increased our net earnings by $28 million ($0.07 per share) and $94 million ($0.23 per share) during the quarter and nine-month period ended September 28, 2008.

LIQUIDITY AND CASH FLOWS

Our access to capital resources that provide liquidity has not been materially affected by the current credit environment, and at this point the environment appears to be improving. Our cash from operations continues to be sufficient to support our operations and anticipated capital expenditures. We have financing resources available (see discussion under Capital Resources) to fund potential cash outflows that are less predictable or more discretionary. We believe that we have access to credit, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes.

Adverse changes in economic and market conditions may impact our cost or availability of future borrowings, if any, in the debt markets; the fees we pay under our credit facilities; the cost or availability of providing letters of credit or other trade instruments to support our operating activities (e.g., guaranteeing our performance on particular contracts); our ability to structure financing for future long-term project finance, public-private initiatives, and joint venture activities, especially in international markets; counterparty credit risk as we engage in derivative transactions with financial institutions to hedge foreign currency exposures; and the ability of our suppliers and subcontractors to access credit to support their operations. We continually monitor

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

changes in such conditions so that we can timely respond to any related developments. During the past year, our operations and ability to access the credit markets have not been materially adversely affected by the changes in economic and market conditions.

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

Operating Activities

Net cash provided by operating activities for the first nine months of 2009 was $3,778 million, which was $354 million higher than the same period in 2008. The increase from 2008 primarily was attributable to a noncash increase of $430 million in FAS pension expense coupled with a $206 million increase in cash provided by operating working capital. On a combined basis, these increases more than offset a decrease of $197 million in net earnings as well as a decline due to timing of changes in various other operating assets and liabilities. The increase in cash provided by operating working capital compared to 2008 primarily was due to timing of accounts payable activities and increases in customer advances and amounts in excess of costs incurred related to government and commercial satellite programs at Space Systems. These increases partially were offset by growth in accounts receivable as well as increases in inventories. The growth in accounts receivable primarily was due to higher volume on Combat Aircraft programs at Aeronautics and various programs in all three lines of business at Electronic Systems. Inventories increased primarily due to growth of Air Mobility programs at Aeronautics. Operating working capital accounts consist of receivables, inventories, accounts payable, and customer advances and amounts in excess of cost incurred.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology (IT) to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $481 million in the first nine months of 2009 and $503 million in the comparable 2008 period. We expect our annual capital expenditures over the next three years to be sufficient to support the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our strategic, operational, and financial targets; help build a balanced portfolio; and provide disciplined growth. We paid $420 million in the first nine months of 2009 and $195 million in the comparable 2008 period related to acquisition activities, including amounts paid for acquisitions completed in years prior to the respective periods. Divestiture activities in the first nine months of 2009 were not material. There were no divestiture activities in the first nine months of 2008.

During the first nine months of 2009, we increased our short-term investments by $389 million compared to a decrease of $262 million in the same period of 2008.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock during the first nine months of 2009 related to the exercise of stock options and tax benefits associated with stock-based compensation totaled $48 million, compared to $332 million during the same period in 2008. Those activities resulted in the issuance of 0.7 million shares and 4.5 million shares during the respective periods.

We used $1,362 million and $2,338 million of cash to repurchase common shares during the first nine months of 2009 and 2008 (see Note 8 under the caption “Stockholders’ Equity”). These purchases were made under our share repurchase program. As of September 27, 2009, we had repurchased a total of 142.6 million shares under the program, and there remained 35.4 million shares that may be repurchased in the future, including 20.0 million additional shares that our Board authorized for repurchase under the program in September 2009. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the third quarter of 2009.

During the first nine months of 2009, we paid dividends of $668 million compared to $510 million in the comparable 2008 period. We paid quarterly dividends of $0.57 per share in the first three quarters of 2009 compared to $0.42 per share during the same periods of 2008. We also declared our fourth quarter dividend of $240 million in September 2009, which was recorded as a current liability and a reduction of retained earnings. This dividend will be paid in December 2009. In September 2009, our board of directors authorized an increase in our quarterly dividend to $0.63 per share from $0.57 per share beginning with the fourth quarter of 2009.

Issuance and repayment of long-term debt – In the first quarter of 2008, we issued $500 million of long-term notes due in 2013. The notes have a fixed coupon interest rate of 4.12%. Cash provided from operations has been our principal source of funds to reduce our long-term debt. In the third quarter of 2008, we paid a total of $1.0 billion representing the principal amount of our floating rate convertible debentures that were delivered for conversion or otherwise redeemed, and issued 5.0 million shares of our common stock to satisfy conversion obligations of $571 million in excess of the principal amount (see Note 8 under the caption “Long-term Debt”). Repayments of long-term debt in the first nine months of 2009 were de minimis, compared to $103 million during the comparable 2008 period.

CAPITAL RESOURCES

At September 27, 2009, we held cash and cash equivalents of approximately $2.7 billion and short-term investments of $455 million. Our total debt, net of unamortized discounts, amounted to $3.8 billion at September 27, 2009, and is mainly in the form of publicly issued notes and debentures. Our debt-to-total capital ratio, net of unamortized discounts, was 55% at September 27, 2009 and 57% at December 31, 2008.

At September 27, 2009, we had in place a $1.5 billion revolving credit facility with a group of banks which expires in June 2012. There were no borrowings outstanding under the facility at September 27, 2009. We have agreements in place with banking institutions to facilitate the issuance of commercial paper. There were no commercial paper borrowings outstanding at September 27, 2009. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion credit facility.

We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities. If we were to issue debt under this shelf registration, we would expect to use the net proceeds for

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

general corporate purposes. These purposes may include repayment of debt, working capital needs, capital expenditures, acquisitions, and other general corporate purposes.

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

Our stockholders’ equity amounted to $3,140 million at September 27, 2009, a net increase of $275 million from December 31, 2008. The following items contributed to the net increase:

(In millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2008	$393	$—	$11,621	$(9,149)	$2,865

Net earnings	—	—	2,197	—	2,197
Common stock dividends declared	—	—	(908)	—	(908)
Stock-based awards and ESOP activity	3	315	—	—	318
Common stock repurchases	(18)	(315)	(1,029)	—	(1,362)
Other comprehensive income	—	—	—	30	30

Net activity	(15)	—	260	30	275

Balance at September 27, 2009	$378	$—	$11,881	$(9,119)	$3,140

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

During the nine months ended September 27, 2009, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.

OTHER MATTERS

Postretirement Benefit Plans

As disclosed in our 2008 Form 10-K, the rules related to accounting for postretirement benefit plans under GAAP require that the amounts we record related to our postretirement benefit plans, including the expense or income for those plans, be computed using actuarial valuations. These valuations include many assumptions, including those we make regarding financial markets and other economic conditions. Changes in those assumptions can impact our total stockholders’ equity at any given year’s end, and the amount of expense we record for our postretirement benefits plans in the following year.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

One of the key year-end assumptions used is the discount rate, which we review annually. We evaluate several data points in order to arrive at an appropriate discount rate including results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. An increase in the discount rate from year to year will decrease our benefit obligation, while a decrease will increase our benefit obligation. Changes in the benefit obligation due to changes in the discount rate, as well as the difference between our expected long-term rate of return on plan assets and our actual return, are reflected as adjustments to unrecognized net actuarial losses, which are recorded as an adjustment in stockholders’ equity as a component of other comprehensive loss. This adjustment is amortized over time as part of future years’ expense for our postretirement benefit plans.

At the end of 2008, we used a discount rate assumption of 6.125% to measure the qualified pension benefit obligation, and used that rate and an assumed expected long-term rate of return on plan assets of 8.50% to determine the FAS pension expense for 2009. If we were to use those assumptions at year-end 2009, and assume that the actual rate of return for 2009 was equal to 8.50% and that we make further discretionary contributions of $1.0 billion to our defined benefit plans’ trust in 2009 (see Note 5), we estimate that our 2010 FAS/CAS pension adjustment would be an expense of approximately $495 million. We currently anticipate that we will make approximately $1.4 billion of contributions to our defined benefit plans’ trust in 2010.

A reasonably possible change of plus or minus 25 basis points in the 6.125% discount rate, with all other assumptions held constant, would decrease or increase our estimated 2010 FAS/CAS pension adjustment by approximately $95 million due to the change in the 2010 FAS pension expense. Additionally, the amount of the qualified pension benefit obligation we record at the end of 2009 would decrease or increase by approximately $900 million to $1.0 billion, resulting in an estimated noncash after-tax increase or decrease to stockholders’ equity at the end of 2009 by approximately $560 million to $660 million.

If we were to assume that the discount rate and expected long-term rate of return assumptions used at the end of 2008 were the same at the end of 2009, and further assume that our actual rate of return on plan assets for 2009 was 100 basis points greater than or less than our expected long-term rate of return assumption of 8.50%, with all other assumptions held constant, our estimated 2010 FAS/CAS pension adjustment would decrease or increase by approximately $10 million due to the change in the 2010 FAS pension expense. Additionally, the estimated after-tax increase or decrease to stockholders’ equity at the end of 2009 would be approximately $110 million to $120 million.

We will not finalize our postretirement benefit plan assumptions, or determine the actual return on plan assets, until year-end consistent with our December 31, 2009 measurement date.

Investment in United Launch Alliance

As of September 27, 2009, we and Boeing each had provided the $25 million of funding to ULA under the additional capital contribution commitment. Of that amount, $22 million was contributed in the second quarter of 2009, prior to which we each received a dividend from ULA in a like amount. Other than the $22 million contribution, we did not provide further funding to ULA during the first nine months of 2009.

In the fourth quarter of 2008, we and Boeing each received a $100 million dividend payment. Prior to distribution of that dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividends we received through June 1, 2009, which totaled $122 million. We currently believe that ULA

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 27, 2009, and that it will not be necessary to make payments under the cross-indemnities.

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

Our main exposure to market risk relates to interest rates, foreign currency exchange rates, and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. At September 27, 2009, the estimated fair value of our long-term debt instruments was approximately $4.9 billion, compared with a carrying value of $4.1 billion, excluding the $339 million unamortized discount.

We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. Our foreign currency exchange contracts, the majority of which qualify for hedge accounting treatment, hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized in income. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At September 27, 2009, the net fair value of foreign currency exchange contracts outstanding was an asset of $15 million (see Note 8 under the caption “Derivative Financial Instruments”). We had no interest rate derivatives outstanding at September 27, 2009.

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

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. As of September 27, 2009, investments in the Rabbi Trust totaled $548 million and are reflected at fair value on our Balance Sheet in other assets. The Rabbi Trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. Changes in the value of the Rabbi Trust are recognized on our Statement of Earnings in other non-operating income (expense), net. During the quarter and nine months ended September 27, 2009, we recorded earnings totaling $52 million and $88 million related to the increase in the value of the Rabbi Trust assets. A portion of the liabilities associated with the deferred compensation plans supported by the Rabbi Trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the deferred compensation liabilities are recognized on our Statement of Earnings in unallocated Corporate costs. The current portion of the deferred compensation plan liabilities is on our Balance Sheet in salaries, benefits, and payroll taxes, and the non-current portion of the liability is on our Balance Sheet in other liabilities. The resulting change in the value of the liabilities has the effect of partially offsetting the impact of changes in the value of the Rabbi Trust. During the quarter and nine months ended September 27, 2009, we recorded expense of $20 million and $34 million related to the increase in the value of the deferred compensation liabilities.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2009. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 27, 2009.

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

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

•	The availability of government funding for our products and services both domestically and internationally;

•	Changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives);

•	The impact of economic recovery and stimulus plans and continued military operations in Iraq and Afghanistan on funding for existing defense programs;

•	The award or termination of contracts;

•	Actual returns (or losses) on pension plan assets, interest and discount rates, and other changes that may affect pension plan assumptions;

•	The effect of capitalization changes (such as share repurchase activity, advance pension funding, option exercises, or debt levels) on earnings per share;

•	Difficulties in developing and producing operationally advanced technology systems;

•	The timing and customer acceptance of product deliveries;

•	Materials availability and performance by key suppliers, subcontractors and customers;

•	Charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

•	The future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies;

•	The future impact of acquisitions or divestitures, joint ventures or teaming arrangements;

•	The outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and environmental remediation efforts);

•	The competitive environment for the Corporation’s products and services; and

•	Economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulations” on pages 16 and 17 and “Risk Factors” on pages 18 through 24, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2008; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 21 through 34 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on page 10 and pages 10 through 14, respectively, included in this Form 10-Q.

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

We are primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed on us, or could lead to our suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us.

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

Like many other industrial companies in recent years, we are a defendant in lawsuits alleging personal injury as a result of exposure to asbestos integrated into our premises and certain historical products. We have never mined or produced asbestos and no longer incorporate it in any manufactured products. We have been successful in having a substantial number of these claims dismissed without payment. The remaining resolved claims have settled for amounts that are not material individually or in the aggregate. A substantial majority of the asbestos-related claims have been covered by insurance or other forms of indemnity. Based on the information currently available, we do not believe that resolution of these asbestos-related matters will have a material adverse effect upon the Corporation.

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

There were no sales of unregistered equity securities during the third quarter of 2009.

The following table provides information about our purchases during the quarter ended September 27, 2009 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
July (June 29, 2009 – July 26, 2009)	1,672,200	$77.82	1,672,200	18,420,304
August (July 27, 2009 – August 30, 2009)	2,870,900	$74.85	2,870,900	15,549,404
September (August 31, 2009 – September 27, 2009)	125,100	$74.40	125,100	35,424,304

(1)	We repurchased a total of 4,668,200 shares of our common stock during the quarter ended September 27, 2009 under a share repurchase program that we announced in October 2002.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 178.0 million shares of our common stock from time-to-time, including 20.0 million shares authorized for repurchase by our Board of Directors in September 2009. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of September 27, 2009, we had repurchased a total of 142.6 million shares under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 27, 2009

Exhibit 15	Acknowledgement of Independent Registered Public Accounting Firm

Lockheed Martin Corporation

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation (Registrant)

Date: October 22, 2009	by:	/s/ Mark R. Bostic
Mark R. Bostic
Vice President of Accounting and
Acting Controller (Chief Accounting Officer)

