Form 10-K
period 2009-12-31
LOCKHEED MARTIN CORP
filed 2010-02-25
CIK 936468

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 1-11437

LOCKHEED MARTIN CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1893632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6801 Rockledge Drive, Bethesda, Maryland 20817-1877 (301/897-6000)

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒         Accelerated filer ☐        Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $30.9 billion as of June 28, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 375,428,680 shares outstanding as of January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2010 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2009

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2009

CONTENTS (continued)

PART I

ITEM 1.	BUSINESS

General

Lockheed Martin Corporation is a global security company that is principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. We were formed in 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. We are a Maryland corporation.

In 2009, 85% of our net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Each of our business segments is heavily dependent on sales to the U.S. Government. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Sales to foreign governments (including foreign military sales funded, in whole or in part, by the U.S. Government) amounted to 13% of net sales in 2009, while 2% of our net sales were made to commercial and other customers.

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

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings. Our SEC filings can be accessed through the investor relations page of our website, www.lockheedmartin.com/investor. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Lockheed Martin Corporation.

Business Segments

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services, and Space Systems. For more information concerning our segment presentation, including comparative segment sales, operating profits, and related financial information for 2009, 2008, and 2007, see Note 4 – Information on Business Segments beginning on page 66 of this Form 10-K.

Aeronautics

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies.

In 2009, net sales at Aeronautics of $12.2 billion represented 27% of our total net sales. Aeronautics has three principal lines of business, and the percentage that each contributed to its 2009 net sales was:

Our customers include the military services and various government agencies of the United States and allied countries around the world. In 2009, U.S. Government customers accounted for approximately 83% of the segment’s net sales.

Combat Aircraft

Our Combat Aircraft business designs, develops, produces, and provides systems support for fighter aircraft. Our major fighter aircraft programs include:

•	The F-35 Lightning II Joint Strike Fighter – international multi-role, stealth fighter;
•	The F-22 Raptor – air dominance and multi-mission stealth fighter; and
•	The F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter.

The F-35 program continued work on development and Low Rate Initial Production (LRIP) aircraft during 2009. Given the size of the F-35 program, we anticipate that there will be a number of studies released related to the program schedule and production quantities as part of the normal DoD, Congressional, and international partners’ oversight and budgeting process. Production of the F-22 will be completed in 2012, with on-going modernization and sustainment activities continuing thereafter. We continue to produce F-16 aircraft for foreign governments under both foreign military and direct commercial sales.

Air Mobility

In Air Mobility, we design, develop, produce, and provide full system support and sustainment of tactical and strategic airlift aircraft. Our major programs include production, support, and sustainment of the C-130J Super Hercules, upgrade and support of the legacy C-130 Hercules worldwide fleet, support of the existing C-5A/B/C Galaxy fleet, and modification of Galaxy aircraft to the modernized C-5M Super Galaxy configuration.

Other Aeronautics Programs (Including Advanced Research and Development)

We are involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, known as the Skunk Works, is focused on future systems including unmanned aerial vehicles and next generation capabilities for long-range strike, intelligence, surveillance, reconnaissance/battle space awareness, and air mobility. We continue to explore technology advancement and insertion in existing aircraft, such as the F-35, F-22, F-16, and C-130. We also are involved in numerous network enabled activities that allow separate systems to work together to increase effectiveness, and continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design and development.

Global Sustainment

As part of each of our Aeronautics lines of business, we provide a full range of logistics support, sustaining engineering, aviation upgrades, modifications, and maintenance, repair, and overhaul (MRO) for all of our lines of aircraft, including the F-35, the F-22, the F-16, the C-130, the C-5, the P-3 Orion maritime patrol aircraft, and the U-2 Dragon Lady high-altitude reconnaissance aircraft. As the original equipment manufacturer for numerous platforms, we are focused on expanding our global sustainment services, which is an increasingly important portion of the Aeronautics business.

Electronic Systems

Our Electronic Systems segment manages complex programs and designs, develops, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide. Major lines of business include: air and missile defense; tactical missiles; weapon fire control systems; surface ship and submarine combat systems, anti-submarine and undersea warfare systems; land, sea-based, and airborne radars; surveillance and reconnaissance systems; simulation and training systems; and integrated logistics and sustainment services.

In 2009, net sales of $12.2 billion at Electronic Systems represented 27% of our total net sales. Electronic Systems has three principal lines of business, and the percentage each contributed to its 2009 net sales was:

U.S. Government customers accounted for approximately 70% of the segment’s total net sales in 2009.

Maritime Systems & Sensors

Maritime Systems & Sensors (MS2) provides ship systems integration, including command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) capability across shore-based command centers; surface ship and submarine combat systems; sea-based missile defense systems; sensors; tactical avionics; port traffic management systems; missile launching systems; aerostat surveillance systems; technologies associated with renewable energy systems; and supply-chain management programs and systems. Core programs include the Aegis Weapon System, which is a fleet defense system and a sea-based element of the U.S. missile defense system, and the Littoral Combat Ship, which is a surface combatant designed to operate in shallow waters.

Missiles & Fire Control

Missiles & Fire Control (M&FC) develops and produces land-based, air, and theater missile-defense systems, tactical battlefield missiles, electro-optical systems, fire-control and sensor systems, and precision-guided weapons and munitions. We also provide sustainment and logistic services in support of fire control and tactical missile programs. Core programs include the Terminal High Altitude Area Defense (THAAD) system, which is a transportable defensive missile system designed to engage targets both within and outside of the Earth’s atmosphere, and the PAC-3 missile, which is an advanced defensive missile designed to intercept incoming airborne threats.

Platforms & Training

Platforms & Training (P&T) integrates mission-specific applications for fixed- and rotary-wing aircraft, including logistics and sustainment; develops and integrates postal automation and material handling systems; develops tactical wheeled vehicles; and provides simulation, training, and support services. We also manage and operate the Sandia National Laboratories for the U.S. Department of Energy.

Effective January 1, 2010, the ground vehicles line of business from the former Systems Integration – Owego, which includes the Joint Light Tactical Vehicle program, was realigned as part of Missiles & Fire Control. Additionally, the remaining Systems Integration – Owego businesses were realigned with the former Maritime Systems & Sensors line of business to form a new line of business, Mission Systems & Sensors.

Information Systems & Global Services

Our Information Systems & Global Services (IS&GS) segment provides federal services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications and customers. IS&GS provides full life-cycle support and highly specialized talent in the areas of software and systems engineering, including capabilities in space, air, and ground systems, and also provides logistics, mission operation support, peacekeeping, and nation-building services for a wide variety of defense and civil government agencies in the U.S. and abroad. IS&GS has a large number of indefinite delivery, indefinite quantity (IDIQ) and task order types of contracts.

In 2009, net sales of $12.1 billion at IS&GS represented 27% of our total net sales. IS&GS has three principal lines of business and the percentage that each contributed to its 2009 net sales was:

In 2009, U.S. Government customers accounted for approximately 94% of the segment’s total net sales.

Civil

Our Civil line of business supports the nation’s needs in the areas of human capital, data protection and sharing, financial services, energy and environment, health, security, human exploration, biometrics, and transportation. Its core programs include the Decennial Response Integration System (DRIS 2010) contract, which will provide a multi-channel system for the 2010 U.S. Census data, and En-Route Automation Modernization (ERAM), which is a program to replace the Federal Aviation Administration’s infrastructure with a modern automation environment that includes new functions and capabilities.

Defense

Our Defense line of business provides net-enabled situation awareness, and delivers communications and command and control capabilities through complex mission solutions to defense, National Aeronautics and Space Administration (NASA), National Oceanic and Atmospheric Administration (NOAA), and international customers. Its core programs include the Command and Control, Battle Management, and Communications contract, a program to increase the integration of the Ballistic Missile Defense System, and the Joint Tactical Radio System contract, which provides software programmable tactical radios with voice, data, and video communications to Army, Navy, and Air Force platforms.

Intelligence

Our Intelligence line of business designs and integrates the complex, global systems that help our customers gather, analyze, and securely distribute critical intelligence data. Its core programs include GeoScout, which is a program to develop advanced intelligence processing, and the FBI’s Sentinel IT infrastructure program.

Space Systems

Space Systems is engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems, including activities related to the Space Shuttle and its planned replacement.

In 2009, net sales of $8.7 billion at Space Systems represented approximately 19% of our total net sales. Space Systems has three principal lines of business, and the percentage that each contributed to its 2009 net sales was:

In 2009, U.S. Government customers accounted for approximately 97% of the segment’s net sales.

Satellites

Our Satellites business designs, develops, manufactures, and integrates advanced technology satellite systems for government and commercial applications. We are responsible for various classified systems and services in support of vital national security systems. Its core programs include the Space-Based Infrared System (SBIRS) program, which provides the nation with enhanced worldwide detection and tracking capabilities; the Mobile User Objective System (MUOS), which is a next-generation narrow band satellite communication system for the U.S. Navy; the Advanced Extremely High Frequency (AEHF) system, which is the DoD’s next generation of highly secure communications satellites; and the Global Positioning Satellite III (GPS III) system, which is the next generation of global positioning satellites.

Strategic & Defensive Missile Systems

Strategic & Defensive Missile Systems includes missile defense technologies and systems, and fleet ballistic missiles. We have been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since 1955. The Trident II D5 is the only current submarine-launched intercontinental ballistic missile in production in the United States. Under the targets and countermeasures program, we manage missile defense targets hardware and software for the Missile Defense Agency (MDA), providing realistic test environments for the system being developed by the MDA to defend against all classes of ballistic missiles.

Space Transportation Systems

Space Transportation Systems includes portions of the next generation human space flight system. We lead an industry team supporting NASA in the design, test, build, integration, and operational capability of the Orion crew exploration vehicle, an advanced crew capsule design utilizing state-of-the-art technology that is planned to succeed the Space Shuttle. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities (United Space Alliance) and expendable launch services for the U.S. Government (United Launch Alliance). The Space Shuttle is expected to finish its final flight mission in 2010 and our programs involving its launch and processing activities will end at that time.

Competition

Our broad portfolio of products and services competes against the products and services of other large aerospace, defense, and information technology companies, as well as numerous smaller competitors (particularly in the IS&GS segment). We often form teams with other companies that are competitors in other areas to provide customers with the best mix of capabilities to address specific requirements. In some instances, which are more prevalent in our IS&GS-Civil line of business, we may also compete with a government-led bidding entity. In some areas of our business, customer requirements are changing to encourage expanded competition, as with the commercial access to space initiative. Principal factors of competition include: technical and management capability; the ability to develop and implement complex, integrated system architectures; affordability; financing and total cost of ownership; release of technology; past performance; and our ability to provide timely solutions.

International sales are subject to a wide variety of U.S. Government controls (e.g., export restrictions, market access, technology transfer, industrial cooperation, and contracting practices). In addition, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 49 of this Form 10-K.

Patents

We routinely apply for and own a substantial number of U.S. and foreign patents related to the products and services our business segments provide. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Unpatented research, development, and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to the operation of our business segments, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. We historically have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space Systems programs. Long-term agreements have helped enable a continued supply of aluminum and titanium. Carbon fiber is an important ingredient in the composite material that is used in our Aeronautics programs, such as the F-35. Nicalon fiber also is a key material used on the F-22 aircraft. One type of carbon fiber and the nicalon fiber that we use are currently only available from single-source suppliers. Aluminum lithium, which we use for F-16 structural components, also is currently only available from limited sources. We have been advised by some suppliers that pricing and the timing of availability of materials in some commodities markets can fluctuate widely. These fluctuations may negatively affect price and the availability of certain materials, including titanium. While we do not anticipate material problems regarding the supply of our raw materials and believe that we have taken appropriate measures to mitigate these variations, if key materials become unavailable or if pricing fluctuates widely in the future, it could result in delay of one or more of our programs, increased costs, or reduced award fees.

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries, and customer acceptance.

Government Contracts and Regulation

Our businesses are heavily regulated in most of our fields of endeavor. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, the U.S. Postal Service, the Social Security Administration, and the Departments of Defense, Energy, Justice, Health and Human Services, Homeland Security, State, and Transportation. Similar government authorities exist in other countries and regulate our international efforts.

We must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. Government and other contracts. These laws and regulations, among other things:

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

Government contracts are conditioned upon the continuing availability of legislative appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually partially funded, and Congress annually determines if additional funds are to be appropriated to the contract. In addition, significant cost overruns could require a special certification from the Secretary of Defense to Congress to allow work under the contract to continue.

The U.S. Government and other governments may terminate any of our government contracts or subcontracts either at their convenience or for default based on performance.

A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs historically have not differed materially from those of our other government programs.

Backlog

At December 31, 2009, our total negotiated backlog was $78.0 billion compared with $80.9 billion at the end of 2008. Of our total 2009 year-end backlog, approximately $46.0 billion, or 59%, is not expected to be filled within one year. In April 2009, the DoD terminated for convenience two of our significant programs: the VH-71 Presidential Helicopter Replacement program, and the TSAT Mission Operations System (TMOS) contract, representing the ground support infrastructure for the TSAT program. These contract terminations reduced our negotiated backlog by approximately $2.6 billion.

Our backlog includes both funded (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential IDIQ orders in our backlog. If any of our contracts were to be terminated by the U.S. Government, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $49.0 billion at December 31, 2009. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Discussion of Business Segments” beginning on page 39 of this Form 10-K.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems, and other concept formulation studies. These costs generally are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred. Independent research and development costs charged to costs of sales were $750 million in 2009, $719 million in 2008, and $678 million in 2007. See “Research and development and similar costs” in Note 1 – Significant Accounting Policies on page 63 of this Form 10-K.

Employees

At December 31, 2009, we had approximately 140,000 employees, over 90% of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The majority of our employees possess a security clearance. The demand for workers with security clearances who have specialized engineering, information technology, and technical skills within the aerospace, defense, and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees. Management considers employee relations to be good.

Approximately 15% of our employees are covered by any one of approximately seventy separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities.

Forward-Looking Statements

This Form 10-K contains statements that, to the extent they are not recitations of historical fact, constitute forward-looking statements within the meaning of federal securities law. The words believe, estimate, anticipate, project, intend, expect, plan, outlook, scheduled, forecast, and similar expressions are intended to help identify forward-looking statements.

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

An investment in our common stock or debt securities involves risks and uncertainties. Although we attempt to identify, manage, and mitigate risks to our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase our securities.

Our existing U.S. Government contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available. Reduced funding for defense procurement and research and development programs could result in terminated or delayed contracts and adversely affect our ability to grow or maintain our sales and profitability.

We rely heavily upon sales to the U.S. Government including both DoD and non-DoD agencies, obtaining 85% of our sales from U.S. Government customers in 2009. Future sales from orders placed under our existing U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.

U.S. Government programs in which we participate, or in which we may seek to participate in the future, must compete with other programs for consideration during our nation’s budget formulation and appropriation processes, and may be affected by changes in general economic conditions. Budget decisions made in this environment may have long-term consequences for our size and structure and that of the defense industry. We believe that our programs are a high priority for national defense and other imperatives, but there remains the possibility that one or more of our programs will be reduced, extended, or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to grow our sales and profitability. In this regard, we are pursuing a strategy in which we seek to expand and complement our existing products and services by moving into adjacent businesses in which we believe that our core competencies will enable us to successfully compete. We may seek to move into adjacent businesses through investments, acquisitions, joint ventures, or by developing our internal capabilities. If we are not successful in this effort, we may not be able to grow our sales and profitability at the rates we anticipate or may have deployed financial and management resources sub-optimally.

We provide a wide range of defense, homeland security, and information technology products and services to the U.S. Government. Although we believe that this diversity makes it less likely that cuts in any specific contract or program will have a long-term effect on us, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. In addition, termination of large programs or multiple contracts at a particular business site could require us to evaluate the continued viability of operating that site.

Changes in global security strategy and planning may affect future procurement priorities and existing programs.

We cannot predict whether potential changes in security, defense, and intelligence priorities will afford new or additional opportunities for our businesses in terms of existing, follow-on, or replacement programs, or whether we would have to close existing manufacturing facilities or incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding or changes in priorities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Considerations” beginning on page 27 of this report.

We are continuing to invest in business opportunities where we can use our customer knowledge, technical strength, and systems integration capabilities to win new business. Whether we are successful in continuing to grow sales and profits will depend, in large measure, on whether we are able to deliver the best value solutions for our customer.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts, or debarment from bidding on contracts.

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Allowable costs would include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation. Our ability to recover is subject to the U.S. Government’s having appropriated sufficient funds to cover the termination costs. As funds are typically appropriated on a fiscal-year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, many on-going programs do not have sufficient funds appropriated to cover the termination costs were the government to terminate them for convenience. The U.S. Government is not required to appropriate additional funding under these circumstances.

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the quality of our services as a subcontractor.

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, accounting, and information systems. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

The nature of our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

Elements of our business provide products and services where insurance or indemnification may not be available, including:

•	Designing, developing, integrating, producing, sustaining, and supporting products using:
•	advanced and unproven technologies;
•	explosive or other inherently dangerous components;
•	systems such as spacecraft, satellites, intelligence systems, and homeland security applications that operate in extreme, high demand, or high risk conditions;
•	Designing, developing, integrating, producing, sustaining, and supporting products to collect, archive, retrieve, fuse, distribute, and analyze various types of information;
•

Deploying employees in countries with unstable or competing governments, in areas subject to peacekeeping or humanitarian missions, in areas of armed conflict, at military installations, or accompanying armed forces in the field; and

•	Training others to operate or repair advanced technology products or provide security or other homeland security-related services.

Failure of some of these products and services could result in extensive loss of life or property damage. Sometimes these products and services are controversial and our role in providing them could subject us to criticism or harm our reputation. Certain products and services may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion, and similar concepts. The legal obligations of those working with developing technologies and the resulting products and services may raise issues of first impression, and the legal decisions that do deal with these questions may differ from jurisdiction to jurisdiction on a global basis.

Indemnification by the U.S. Government to cover potential claims or liabilities resulting from a failure of technologies developed and deployed may be available in some instances for our defense businesses, but may not be available for homeland security purposes. In addition, there are some instances where the U.S. Government could provide indemnification under applicable law, but elects not to do so. Although we maintain insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. We generally seek, and in certain cases have obtained, limitation of potential liabilities related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. SAFETY Act qualification is less useful and may not be available to mitigate potential liability for products and services sold internationally. Where we are unable to secure indemnification or qualification under the SAFETY Act or choose not to do so, we may nevertheless elect to provide the product or service when we think the related risks are manageable or when emergency conditions relative to national security make qualification impracticable.

Substantial claims resulting from an accident, failure of our product or service, other incident, or liability arising from our products and services in excess of any indemnity and our insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

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

Under fixed-price contracts, we receive a fixed price despite the actual costs we incur. We have to absorb any costs in excess of the fixed price. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under cost reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated. The failure to perform to customer expectations and contract requirements may result in reduced fees and affect our financial performance in that period. Under each type of contract, if we are unable to control costs, our operating results could be affected adversely. Cost overruns or the failure to perform on existing programs also may affect adversely our ability to keep existing programs and win future contract awards.

If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to win future business could be harmed.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, the workshare provided to the subcontractor, customer concerns about the subcontract and the subcontractor’s performance, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of the personnel of a subcontractor or vice versa. In addition, our subcontractors may be affected by changes in the economic environment and constraints on available financing to meet their performance requirements or provide needed supplies on a timely basis. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may affect our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies may affect our operating results and could result in a customer terminating our contract for default. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. In addition, a delay in obtaining components and parts from our suppliers may affect our ability to meet our customers’ needs and may affect our profitability.

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

Because judgments and estimates are required, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may affect adversely our future period financial performance. For additional information on accounting policies and internal controls we have in place for recognizing sales and profits, see our discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies – Contract Accounting / Revenue Recognition” beginning on page 31 and “Controls and Procedures” beginning on page 53, and “Sales and earnings” in Note 1 – Significant Accounting Policies on page 62 of this Form 10-K.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to GAAP arise from new and revised standards, interpretations, and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. In addition, the U.S. Government may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Changes may result in unanticipated effects on our results of operations or other financial measures.

The level of returns on postretirement benefit plan assets and changes in the actuarial assumptions used could affect our earnings and cash flows in future periods.

Our earnings may be positively or negatively impacted by the amount of expense we record for our postretirement benefit plans. This is particularly true with expense for our defined benefit pension plans. GAAP requires that we calculate expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The key year-end assumptions used to estimate pension expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and the rate of increase in future compensation levels. Our benefit plan expense and plan funding requirements also may be affected by our actual return on plan assets, and by legislation and other government regulatory actions. For a discussion regarding how our financial statements may be affected by benefit plan accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies – Postretirement Benefit Plans” beginning on page 33 and Note 10 – Postretirement Benefit Plans beginning on page 74 of this Form 10-K.

International sales and suppliers may pose potentially greater risks.

Our international business may pose greater risks than our domestic business due to the potential for greater volatility in foreign economic and political environments. In addition, international procurement rules and regulations, contract laws and regulations, and contractual terms are different from those in the United States, imposing additional risks on us. In return, the greater risks of our international business are often accompanied by the potential to earn higher profits than from our domestic business. Our international business also is highly sensitive to changes in foreign national priorities and government budgets, which may be further impacted by global economic conditions. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in suspension of our ability to export items from one or more business units or the entire Corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. There also are U.S. and international regulations relating to investments, exchange controls, taxation, and repatriation of earnings, as well as currency, political, and economic risks. We also frequently team with international subcontractors and suppliers who are exposed to similar risks.

In international sales, we face substantial competition from both domestic manufacturers and foreign manufacturers whose governments sometimes provide research and development assistance, marketing subsidies, and other assistance for their products.

Some international customers require contractors to comply with industrial cooperation regulations and enter into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, manufacturing, and financial support projects as a condition to obtaining orders or other arrangements. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. See “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 49 of this Form 10-K.

If we fail to manage acquisitions, divestitures, and other transactions successfully, our financial results, business, and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible investments, acquisitions, joint ventures, and divestitures. As part of our business strategy, we seek to identify acquisition opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions, and manage post-closing matters (e.g., integrate acquired companies and employees, realize anticipated operating synergies, and improve margins) efficiently and effectively. Investment, acquisition, joint venture, and divestiture transactions often require substantial management resources and have the potential to divert our attention from our existing business.

If we are not successful in identifying and closing these transactions, we may not be able to maintain a competitive leadership position or may be required to expend additional resources to develop capabilities internally in certain segments. In evaluating transactions, we are required to make valuation assumptions and exercise judgment regarding business opportunities and potential liabilities. Our assumptions or judgment may prove to be inaccurate. Our due diligence reviews may not identify all of the material issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from the acquisition target’s previous activities. Future acquisitions, if funded by issuing stock or incurring indebtedness, could dilute returns to existing stockholders, or adversely affect our credit rating or future financial performance. We also may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. We believe that we have established appropriate procedures and processes to mitigate many of these risks, but there is no assurance that our integration efforts and business acquisition strategy will be successful.

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

Business disruptions could seriously affect us.

Our business may be affected by disruptions including, but not limited to: threats to physical security of our facilities and employees, including senior executives; terrorist acts; information technology attacks or failures; damaging weather or other acts of nature; and pandemics or other public health crises. The costs related to these events may not be fully mitigated by insurance or other means. Disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses, or adversely affect our reputation or our stock price.

Unforeseen environmental costs could impact our future earnings.

Our operations are subject to and affected by a variety of federal, state, local, and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the Environmental Protection Agency (EPA) or by a state agency. In addition, we could be affected by future regulations imposed in response to concerns over climate change and other actions commonly referred to as “green initiatives.” We currently are developing a comprehensive program to reduce the effects of our operations on the environment.

We manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the government, and we have relied (and continue to rely with respect to past practices) upon government funding to pay such costs. Although the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically are borne by either the government or the contractor, depending on the contract and the relevant facts.

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

We have incurred and will likely continue to incur liabilities under various federal and state statutes for the cleanup of pollutants previously released into the environment. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, changing cost estimates, evolution of technologies used to remediate the site, and continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent estimable, see “Critical Accounting Policies-Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35 and in Note 13 – Legal Proceedings, Commitments and Contingencies on page 84 of this Form 10-K.

Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our profitability.

Our business operates in many locations under government jurisdictions that impose taxes based on income and other criteria. Changes in domestic or foreign tax laws and regulations, or their interpretation, could result in higher or lower tax rates assessed, changes in the taxability of certain revenues or activities, or changes in the deductibility of certain expenses, thereby affecting our tax expense and profitability. In addition, audits by tax authorities could result in unanticipated increases in our tax expense.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies (including environmental remediation costs) that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings beginning on page 18 and Note 13 – Legal Proceedings, Commitments and Contingencies beginning on page 84 of this Form 10-K.

In order to be successful, we must attract and retain key employees.

Our business has a continuing need to attract large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

We also must manage leadership development and executive succession throughout our business. To the extent that we are unable to attract, develop, retain, and protect leadership talent successfully, we could experience business disruptions and impair our ability to achieve business objectives.

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

In addition, general economic conditions and trends, including interest rates, government budgets, and inflation, can and do affect our businesses. For a discussion identifying additional risk factors and important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the preceding discussion of Government Contracts and Regulation beginning on page 9, Risk Factors beginning on page 10, Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 26, and Note 1 – Significant Accounting Policies beginning on page 61 of this Form 10-K. Other factors, in addition to those described, may affect our forward-looking statements or actual results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2009, we operated in 572 locations (including offices, manufacturing plants, warehouses, service centers, laboratories, and other facilities) throughout the United States and internationally. Of these, we owned 44 locations aggregating approximately 30 million square feet, and leased space at 528 locations aggregating approximately 27 million square feet. We also manage or occupy various government-owned facilities. The government provides use of its facilities under various terms. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2009, our business segments occupied facilities at the following major locations that housed in excess of 500,000 square feet of floor space:

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

•	Space Systems—Sunnyvale, California and Denver, Colorado.
•	Corporate activities—Bethesda, Maryland.

The following is a summary of our floor space by business segment at December 31, 2009:

(Square feet in millions)	Leased	Owned	Government- Owned	Total
Aeronautics	3.7	5.2	15.2	24.1
Electronic Systems	11.1	10.3	6.3	27.7
Information Systems and Global Services	9.3	2.8	—	12.1
Space Systems	1.7	8.6	.9	11.2
Corporate activities	.8	2.9	—	3.7
Total	26.6	29.8	22.4	78.8

Some of our owned properties, primarily classified under Corporate activities, are leased to third parties. A portion of our activity is related to engineering and research and development, which is not susceptible to productive capacity analysis. In the area of manufacturing, most of the operations are of a job-order nature, rather than an assembly line process, and productive equipment has multiple uses for multiple products. Management believes that all of our major physical facilities are in good condition and are adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. The results of legal proceedings, however, cannot be predicted with certainty. These matters include the proceedings summarized in Note 13 – Legal Proceedings, Commitments and Contingencies beginning on page 84 of this Form 10-K.

From time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 35, and in Note 13 – Legal Proceedings, Commitments and Contingencies beginning on page 84 of this Form 10-K.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age at December 31, 2009, positions and offices held with the Corporation, and principal occupation and business experience over the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Mark R. Bostic (53), Acting Vice President and Controller (Chief Accounting Officer)

Mr. Bostic has served as Acting Vice President and Controller and Chief Accounting Officer since August 2009, and as Vice President of Accounting since February 2006. He previously served as Vice President – Assistant Controller (Acting) from July 2005 to January 2006 and Director, Corporate Accounting from April 2001 to June 2005.

James B. Comey (49), Senior Vice President and General Counsel

Mr. Comey has served as Senior Vice President and General Counsel since October 2005. He previously served as Deputy Attorney General of the United States from 2003 to 2005.

Linda R. Gooden (56), Executive Vice President – Information Systems & Global Services

Ms. Gooden has served as Executive Vice President – Information Systems & Global Services since January 2007. She previously served as Deputy Executive Vice President – Information & Technology Services from October 2006 to December 2006, and President, Lockheed Martin Information Technology from September 1997 to December 2006.

Ralph D. Heath (61), Executive Vice President – Aeronautics

Mr. Heath has served as Executive Vice President – Aeronautics since January 2005.

Marillyn A. Hewson (56), Executive Vice President – Electronic Systems

Ms. Hewson has served as Executive Vice President – Electronic Systems since January 2010. She previously served as President, Systems Integration – Owego from September 2008 to December 2009; Executive Vice President – Global Sustainment for Aeronautics from March 2007 to August 2008; President, Lockheed Martin Logistics Services from January 2007 to February 2007; and President and General Manager, Kelly Aviation Center, LP from August 2004 to December 2006.

Christopher E. Kubasik (48), President and Chief Operating Officer

Mr. Kubasik has served as President and Chief Operating Officer since January 2010. He previously served as Executive Vice President – Electronic Systems from September 2007 to December 2009, and as Chief Financial Officer from February 2001 to August 2007.

Joanne M. Maguire (55), Executive Vice President – Space Systems

Ms. Maguire has served as Executive Vice President – Space Systems since July 2006. She previously served as Vice President and Deputy of Lockheed Martin Space Systems Company from July 2003 to June 2006.

John C. McCarthy (62), Vice President and Treasurer

Mr. McCarthy has served as Vice President and Treasurer since April 2006. He previously served as Vice President of Finance and Business Operations for Aeronautics from March 2000 to March 2006.

Robert J. Stevens (58), Chairman and Chief Executive Officer

Mr. Stevens has served as Chairman of the Board since April 2005 and Chief Executive Officer since August 2004, and previously served as President from October 2000 to December 2009.

Bruce L. Tanner (50), Executive Vice President and Chief Financial Officer

Mr. Tanner has served as Executive Vice President and Chief Financial Officer since September 2007. He previously served as Vice President of Finance and Business Operations for Aeronautics from April 2006 to August 2007, and Vice President of Finance and Business Operations for Electronic Systems from May 2002 to March 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At January 31, 2010, we had 37,713 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. Information concerning the stock prices based on intra-day trading prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid Per Share and Market Prices

	Dividends Paid Per Share		Market Prices (High-Low)
Quarter	2009	2008	2009	2008
First	$0.57	$0.42	$85.90 – $57.41	$110.25 – $90.44
Second	0.57	0.42	87.06 – 65.21	110.60 – 98.44
Third	0.57	0.42	82.92 – 72.20	120.30 – 97.80
Fourth	0.63	0.57	79.65 – 67.39	115.01 – 67.38
Year	$2.34	$1.83	$87.06 – $57.41	$120.30 – $67.38

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2004 to the Standard and Poor’s (S&P) Aerospace & Defense Index and the S&P 500 Index.

The S&P Aerospace & Defense Index comprises General Dynamics Corporation, Goodrich Corporation, Honeywell International, Inc., ITT Corporation, L3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., The Boeing Company, and United Technologies Corporation. The stockholder return performance indicated on the graph is not a guarantee of future performance.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three-month period ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares That May Yet Be Purchased Under the Program (b)
October (September 28, 2009 – October 25, 2009)	1,347,500	$73.61	1,347,500	34,076,804
November (October 26, 2009 – November 29, 2009)	2,886,346	73.19	2,886,346	31,190,458
December (November 30, 2009 – December 31, 2009)	2,324,334	76.80	2,324,334	28,866,124

(a)	We repurchased a total of 6,558,180 shares of our common stock during the quarter ended December 31, 2009 under a share repurchase program that we announced in October 2002.
(b)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 178.0 million shares of our common stock from time-to-time, including 20.0 million shares authorized for repurchase by our Board of Directors in September 2009. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases, in compliance with applicable law and regulation. As of December 31, 2009, we had repurchased a total of 149.2 million shares under the program.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (a) (b) (c)	25,823,245	$74.04	11,891,588
Equity compensation plans not approved by security holders (d)	1,808,374	—	3,191,626
Total (b) (c) (d)	27,631,619	$74.04	15,083,214

(a)

As of December 31, 2009, there were 11,302,646 shares available for grant under the Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan (“IPA Plan”) as options, stock appreciation rights (“SARs”), Restricted Stock Awards (“RSAs”), or Restricted Stock Units (“RSUs”); there are no restrictions on the number of the available shares that may be issued in respect of SARs or stock units. As currently in effect, no more than 28% of shares authorized under the IPA Plan (12,460,000 shares) may be issued as restricted stock. As of December 31, 2009, 3,298,184 shares have been granted as restricted stock under the IPA Plan (25,000 as RSAs and 3,273,184 as RSUs). Of the 11,302,646 shares available for grant on December 31, 2009, 3,563,774 and 1,798,014 shares are issuable pursuant to grants on February 1, 2010, of options and RSUs, respectively. Amounts in the third column of the table also include 588,942 shares that may be issued under the Lockheed Martin Corporation 2009 Directors Equity Plan (“Directors Equity Plan”), and 3,669 shares that may be issued under the Lockheed Martin Corporation Directors’ Deferred Stock Plan (“Directors’ Deferred Stock Plan”), a plan that was approved by the stockholders in 1995; effective May 1, 1999, no additional shares may be awarded under the Directors’ Deferred Stock Plan. Stock units payable in cash only under the IPA Plan, predecessors to the IPA Plan, or other plans sponsored by the Corporation are not included in the table. For RSAs, shares are issued at the date of grant but remain subject to forfeiture; for RSUs, shares are issued once the restricted period ends and the shares are no longer forfeitable.

(b)

At December 31, 2009, a total of 131,354 shares of Lockheed Martin common stock were issuable upon the exercise of the options assumed by the Corporation in connection with the COMSAT Corporation acquisition. The weighted average exercise price of those outstanding options was $23.59 per share. The amounts exclude 2,996 stock grants held in a trust pursuant to the Deferred Compensation Plan for Directors of Lockheed Corporation. No further grants may be made under the assumed plans.

(c)

The maximum number of shares of stock that may be subject to stock options, SARs, RSAs, and RSUs granted or issued under the IPA Plan in any calendar year is 1.6% of the Corporation’s outstanding shares of stock on December 31 of the calendar year immediately preceding the date of grant of the award, calculated in a manner consistent with the method used for calculating outstanding shares for reporting in the Annual Report.

(d)

Employees may defer Management Incentive Compensation Plan (“MICP”) and Long-Term Incentive Performance (“LTIP”) amounts earned and payable to them to the Deferred Management Incentive Compensation Plan (“DMICP”). At the election of the employee, deferred amounts are credited as phantom stock units at the closing price of our stock on the date the deferral is effective. Amounts equal to our dividend are credited as stock units at the time we pay a dividend. Following termination of employment, a number of shares of stock equal to the number of stock units credited to the employee’s DMICP account are distributed to the employee. There is no discount or value transfer on the stock distributed. As a result, the phantom stock units also were not considered in calculating the total weighted average exercise price in the table.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated Financial Data – Five Year Summary

(In millions, except per share data and ratios)	2009 (a)	2008 (b)	2007 (c)	2006 (d)	2005 (e)
OPERATING RESULTS
Net Sales	$45,189	$42,731	$41,862	$39,620	$37,213
Cost of Sales	(40,965)	(38,082)	(37,628)	(36,186)	(34,676)
	4,224	4,649	4,234	3,434	2,537
Other Income (Expense), Net	242	482	293	336	316
Operating Profit	4,466	5,131	4,527	3,770	2,853
Interest Expense	(305)	(341)	(352)	(361)	(370)
Other Non-Operating Income (Expense), Net	123	(88)	193	183	133
Earnings Before Income Taxes	4,284	4,702	4,368	3,592	2,616
Income Tax Expense	(1,260)	(1,485)	(1,335)	(1,063)	(791)
Net Earnings	$3,024	$3,217	$3,033	$2,529	$1,825
EARNINGS PER COMMON SHARE
Basic	$7.86	$8.05	$7.29	$5.91	$4.15
Diluted	$7.78	$7.86	$7.10	$5.80	$4.10
CASH DIVIDENDS PER COMMON SHARE	$2.34	$1.83	$1.47	$1.25	$1.05
CONDENSED BALANCE SHEET DATA
Cash and Cash Equivalents	$2,391	$2,168	$2,648	$1,912	$2,244
Other Current Assets	10,086	8,515	8,292	8,252	8,285
Property, Plant and Equipment, Net	4,520	4,488	4,320	4,056	3,924
Goodwill	9,948	9,526	9,387	9,250	8,447
Other Assets	8,166	8,742	4,279	4,761	4,844
	$35,111	$33,439	$28,926	$28,231	$27,744
Current Maturities of Long-Term Debt	$—	$242	$104	$34	$202
Other Current Liabilities	10,703	10,300	9,933	9,661	9,340
Long-Term Debt, Net	5,052	3,563	4,303	4,405	4,784
Accrued Pension Liabilities	10,823	12,004	1,192	3,025	2,097
Other Postretirement Benefit Liabilities	1,308	1,386	928	1,496	1,277
Other Liabilities	3,096	3,079	2,661	2,726	2,177
Stockholders’ Equity	4,129	2,865	9,805	6,884	7,867
Total	$35,111	$33,439	$28,926	$28,231	$27,744
COMMON SHARES AT YEAR-END	373	393	409	421	432
CASH FLOW DATA
Cash Provided by Operating Activities	$3,173	$4,421	$4,238	$3,765	$3,204
Cash Used for Investing Activities	(1,518)	(907)	(1,205)	(1,655)	(499)
Cash Used for Financing Activities	(1,476)	(3,938)	(2,300)	(2,460)	(1,511)
RETURN ON INVESTED CAPITAL (f)	19.9%	21.7%	21.4%	19.2%	14.5%
NEGOTIATED BACKLOG	$78,006	$80,914	$76,660	$75,905	$74,825

Notes to Five Year Summary

(a)	Includes a reduction in income tax expense of $69 million ($0.18 per share) resulting from the closure of Internal Revenue Service examinations for the years 2005-2007 and for the year 2008.
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

(c)

Includes the effects of items not considered in the assessment of the operating performance of our business segments which increased operating profit by $71 million, $46 million after tax ($0.11 per share). Also includes a reduction in income tax expense of $59 million ($0.14 per share) resulting from the closure of Internal Revenue Service examinations for the years 2003 and 2004 and claims we filed for additional extraterritorial income tax benefits for years prior to 2005. On a combined basis, these items increased net earnings by $105 million after tax ($0.25 per share).

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

(In millions)	2009	2008	2007	2006	2005
Net earnings	$3,024	$3,217	$3,033	$2,529	$1,825
Interest expense (multiplied by 65%) [1]	198	222	229	235	241
Return	$3,222	$3,439	$3,262	$2,764	$2,066
Average debt [2,5]	$4,054	$4,346	$4,416	$4,727	$5,077
Average equity [3,5]	3,155	8,236	7,661	7,686	7,590
Average benefit plan adjustments [4,5]	8,960	3,256	3,171	2,006	1,545
Average invested capital	$16,169	$15,838	$15,248	$14,419	$14,212
Return on invested capital	19.9%	21.7%	21.4%	19.2%	14.5%

[1]

Represents after-tax interest expense utilizing the federal statutory rate of 35%. Interest expense is added back to net earnings as it represents the return to debt holders. Debt is included as a component of average invested capital.

[2]	Debt consists of long-term debt, including current maturities of long-term debt, and short-term borrowings (if any).
[3]	Equity includes non-cash adjustments, primarily related to benefit plan adjustments as discussed in Note 4 below.
[4]

Average benefit plan adjustments reflect the cumulative value of entries identified in our Statement of Stockholders’ Equity related to adjustments to recognize the funded status of our benefit plans. The total of annual benefit plan adjustments to equity were: 2009 = $495 million; 2008 = $(7,253) million; 2007 = $1,706 million; 2006 = $(1,883) million; and 2005 = $(105) million. As these entries are recorded in the fourth quarter, the value added back to our average equity in a given year is the cumulative impact of all prior year entries plus 20% of the current year entry value. The cumulative impact of benefit plan adjustments through December 31, 2004 was $(1,524) million.

[5]	Yearly averages are calculated using balances at the start of the year and at the end of each quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

The financial section of our Form 10-K includes management’s discussion and analysis, our consolidated financial statements, the notes to those financial statements and a five year summary of financial information. We have prepared the following summary, or “roadmap,” to assist in your review of the financial section. It is designed to give you an overview of our Company and summarize some of the more important activities and events that occurred during 2009.

Our Business

Lockheed Martin is a global security company that principally is engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. Net sales to our U.S Government customer accounted for 85% of our total net sales in 2009 (84% in 2008 and 2007), either as a prime contractor or as a subcontractor. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Of the remaining 15% of net sales in 2009, approximately 13% related to sales to foreign government customers (including foreign military sales funded, in whole or in part, by the U.S. Government), with the remainder attributable to commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services (IS&GS), and Space Systems. As a systems integrator, our products and services range from electronics and information systems (including integrated net-centric solutions), to missiles, aircraft, and spacecraft. We organize our business segments based on the nature of the products and services offered.

Financial Section Overview

The financial section includes the following:

Management’s discussion and analysis, or MD&A (pages 26 through 53) – provides our management’s view about industry trends, risks, uncertainties, accounting policies that we view as critical in light of our business, our results of operations (including discussion of the key performance drivers of each of our business segments), our financial position, cash flows, commitments and contingencies, important events, transactions that have occurred over the last three years, and forward-looking information, as appropriate.

Reports related to the financial statements and internal control over financial reporting (pages 54 through 56) – include the following:

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

Financial statements (pages 57 through 60) – include our Consolidated Statements of Earnings, Cash Flows, and Stockholders’ Equity for each of the last three years, and our Consolidated Balance Sheet as of the end of the last two years. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Notes to the financial statements (pages 61 through 90) – provide insight into, and are an integral part of, our financial statements. The notes contain explanations of our significant accounting policies, details about certain captions on the financial statements, information about significant events or transactions that have occurred, discussions about legal proceedings, commitments and contingencies, and selected financial information relating to our business segments. The notes to the financial statements also are prepared in accordance with GAAP.

Highlights

The financial section of our Form 10-K describes our ongoing operations, including discussions about particular lines of business or programs, our ability to finance our operating activities, and trends and uncertainties in our industry and how they might affect our future operations. We also discuss items that affected our results, which were not considered in senior management’s assessment of the operating performance of our business segments. We separately disclose these items to assist you in your evaluation of the overall operating performance and financial condition of our consolidated company. We would like to draw your attention to the following items disclosed in this financial section and where you will find them:

Topic	Location(s)
Critical accounting policies:
Contract accounting/revenue recognition	Page 31 and page 62
Postretirement benefit plans	Page 33 and page 74
Environmental matters	Page 35, page 62 and page 85
Goodwill	Page 36 and page 61
Stock-based compensation	Page 37, page 64 and page 81
Discussion of business segments	Page 39 and page 66
Liquidity and cash flows	Page 46 and page 59
Capital structure and resources	Page 48, page 58, page 60 and page 81
Legal proceedings, commitments and contingencies	Page 49 and page 84
Income taxes	Page 64 and page 71

Industry Considerations

U.S. Government Business

Budget Priorities

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy and create jobs. The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities with the cost and impact of these economic stimulus initiatives, particularly in the longer term. Although some specific priorities and initiatives may change from year to year, the investments and acquisitions we have made have been focused on aligning our businesses to address what we believe are the most enduring national imperatives and critical mission areas. But the possibility remains that one or more of our programs could be reduced, extended, or terminated as a result of the Administration’s assessment of priorities.

The Administration’s spending priorities for next year were announced on February 1, 2010 with the submission of the President’s Budget Request for Fiscal Year 2011. We are assessing those priorities, as well as potential Congressional reaction to the proposals in the budget request. On first review, all of our key priorities appear to be well supported in the President’s budget request for fiscal year 2011. One exception is the proposal to cancel the NASA Constellation program, which impacts the Orion Crew Exploration Vehicle for which we are currently under contract. In addition, the President’s budget proposes a three-year spending freeze on specified non-DoD/civil agencies, and we are assessing the potential effect of that action on our non-DoD/civil agency programs and priorities.

Every year, Congress must approve or revise the proposals contained in the annual President’s budget request through enactment of appropriations bills and other policy legislation, which then require final Presidential approval. The outcome of the federal budget process has a direct effect on our business, both as a prime contractor and a subcontractor on programs specifically targeted for expansion, completion, or termination.

Department of Defense Business

The DoD base budget has seen consistent growth over the past ten years, enabling it to grow from $300 billion at the start of the last decade to almost $550 billion in the fiscal year 2011 President’s Budget Request. Within the base budget, investment funding, which includes procurement and research, development, test, and evaluation (RDT&E), has grown from $104 billion in fiscal year 2001 to almost $190 billion in fiscal year 2011.

As reflected in the fiscal year 2011 budget projections, overall defense spending is expected to continue to increase slightly over the next several years. The DoD base budget for fiscal year 2011 provided modest nominal growth above fiscal year 2010, of 3.4%. Current estimates for the budget for fiscal year 2012 and beyond indicate that these will be about one percent real growth above the rate of inflation.

On December 19, 2009, Congress completed action on the last of the fiscal year 2010 appropriations bills. With very few exceptions, our key programs were well supported in the appropriations bills. As we expected, Congress did not reverse the decisions to complete the F-22 Raptor program after delivery of 187 aircraft, cancel the VH-71 Presidential Helicopter (VH-71) program, terminate the Multiple Kill Vehicle (MKV) program, and cancel the Transformational Satellite (TSAT) program. In June 2009, we received notification that the VH-71 contract was terminated for convenience. We also received notification in June that the TSAT Mission Operations System (TMOS) contract, representing the ground support infrastructure for the TSAT program, was terminated for convenience. Funding for the additional four F-22 Raptor aircraft was approved by Congress, although we have not yet definitized the contract for that work. All remaining authorized work on the MKV program was completed in 2009, and no further work is expected to be authorized.

Congress is just beginning its review of the fiscal year 2011 budget, and we are in the process of assessing the potential effect of the President’s fiscal year 2011 budget proposal on our future operations. The fiscal year 2011 budget proposal provides more than $11.7 billion to fund development activities and the production of 43 F-35 Lightning II Joint Strike Fighters. Substantial funding is also requested for the C-130J tactical airlifter, C-5M modernization, Aegis Weapons System continuation, and the Littoral Combat Ship.

The Administration has proposed, and Congress thus far has agreed, to fund U.S. military operations in Afghanistan and Iraq, and other unforeseeable contingency or peacekeeping operations, through a separate Overseas Contingency Operations (OCO) funding outside of the base DoD budget. Congress approved nearly $130 billion for OCO funding in the fiscal year 2010 appropriations bill, and the Administration has requested $165 billion in the fiscal year 2011 budget request. This contingency funding enables DoD to proceed with critical recapitalization and modernization programs in the base budget, rather than diverting funds available for modernization to pay for the Afghanistan and Iraq missions and other unforeseen operations. Depending on the status of ongoing contingencies in Iraq and Afghanistan, the Administration will assess the level and composition of overseas contingency budget requests going forward. Although Congress has continued to express concern about the size of budget requests for Afghanistan and Iraq, funding for ongoing operations has not been significantly curtailed by Congress to date, and these requests are expected to decrease in size as U.S. troops redeploy from Iraq as planned over the next eighteen months.

The recently released fiscal year 2010 Quadrennial Defense Review (QDR) validates the Pentagon’s April 2009 decisions on program focus, budget priorities, and the preeminence of ensuring success in Afghanistan and Iraq. The Pentagon stated that “the fiscal year 2010 defense budget represented a down payment on re-balancing the department’s priorities in keeping with the lessons learned and capabilities gained from the wars in Iraq and Afghanistan. Those shifts are continued in the fiscal year 2011 budget and institutionalized in this QDR and out-year budget plan.” As a result of adjustments that were made earlier in the year, new program terminations were largely absent in the QDR. Overall, Intelligence, surveillance, and reconnaissance (ISR), Long Range Strike, international cooperation, and partner capacity were emphasized, each of which are strengths for us. Additionally, the increased role of 5th generation aircraft and the F-35 received QDR endorsement, as well as expanding the AC-130 fleet, increasing UAV capabilities, experimenting with conventional prompt global strike prototypes, and forces being enabled and enhanced by cyberspace, space, ballistic missile defense, and counter-weapons of mass destruction (WMD) capabilities. While the need for acquisition reform is also addressed in the QDR, most of the focus areas addressed are already under discussion between industry and the Department.

In 2009, legislation was enacted on a number of acquisition reform initiatives resulting in new acquisition policies and procedures. In addition, as the U.S. Government seeks to clarify its overall policy regarding contractor performance of certain governmental functions, we are monitoring related pending regulatory actions regarding mitigation of potential organizational conflicts of interest that may impact our business in the future.

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

We are expanding production of the C-130J Super Hercules tactical airlifter to meet the needs of the U.S. Government and international customers. We also are preparing for increased production of the F-35 Lightning II Joint Strike Fighter for the U.S. Navy, Air Force, and Marine Corps, and international partners. We view this program as a significant element of a broader U.S. effort to build the capacity of alliance partners throughout the world. In the areas of space-based intelligence and information superiority, we have leadership positions on programs such as the Global Positioning Satellite program, Mobile User Objective System, the Advanced Extremely High Frequency system, the Space-Based Infrared System-High, and classified programs.

Our products are represented in almost every aspect of land, sea, air, and space-based missile defense, including the Aegis Weapon System program, the Patriot Advanced Capability missile program, the Terminal High Altitude Area Defense system, and the Medium Extended Air Defense System. We continue to perform on contracts to develop and deliver essential munitions, missile, and other systems, such as Hellfire, Guided Multiple Launch Rocket Systems, and EQ-36 radar systems, to our warfighters. We are bringing our systems integration expertise, as well as our existing advanced technology products and services, into adjacent military product lines, such as the Littoral Combat Ship and the Joint Light Tactical Vehicle programs. We also have unmanned systems capabilities, including air, ground, and underwater systems.

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

We have a significant presence in the support and modernization of the DoD’s information technology systems. We see opportunities for expansion of our sustainment and logistical support activities to enhance the longevity and cost-effectiveness of the systems procured by our customers, and for improving global supply chain management. We also see opportunities to grow our business in providing global services and business process management for DoD needs. To date, we have seen no significant impact on our business from implementation of the DoD policy to increase its staffing levels and move work scope currently performed by private contractors back to U.S. Government employees. Over time, however, this work scope realignment has the potential to reduce the level of work performed by outside contractors, including work on certain of our programs.

We believe revenue growth in our defense business will match or exceed expected growth in the DoD budget in fiscal year 2011. We expect continued growth in our core and adjacent businesses for both domestic and international customers, as we broaden our portfolio and remain committed to excellence in execution. Our revenues have historically not been significantly dependent on overseas contingency or supplemental funding requests.

Many of our programs require funding over several annual government budget cycles. There is always an inherent risk that these and other DoD programs could become potential targets for future reductions or elimination of funding to pay for other programs, either in the Administration’s budget reviews or in the Congressional process of annual appropriations.

Non-Department of Defense Business

Our experience in the defense arena, together with our core information technology and services expertise, has enabled us to provide products and services to a number of government agencies, including the Departments of Homeland Security, Justice, Commerce, Health and Human Services, State, Transportation, and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, the National Aeronautics and Space Administration (NASA), the Environmental Protection Agency (EPA), the National Archives, and the Library of Congress.

The Administration’s budget proposal for fiscal year 2011 proposes less than one percent nominal growth in civil agency budgets compared to fiscal year 2010. In addition, the President’s budget proposes a three-year freeze in certain civil agency budgets. Both of these proposals must be reviewed by Congress and will be subject to final Congressional approval in the appropriations process. Civil programs must continue to compete with resource requirements for security, economic stimulus, and deficit management. Though we expect to see relatively small increases in total non-defense discretionary spending in the near term, we believe our key programs will continue to be supported in the budgets of the various agencies with which we do business. As previously disclosed, one exception is the proposed cancellation of the program that includes the Orion Crew Exploration Vehicle for which we are currently under contract.

We have continued to expand our capabilities in critical intelligence, knowledge management, and e-Government solutions for our customers, including the Social Security Administration and the EPA, as well for the DoD. We also provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance, and enterprise solutions. In the civil arena, we also have not seen significant impact on our business from the Administration’s stated policy of returning certain work to U.S. Government employees, known as “in-sourcing”. We believe that there will be continued demand by federal and civil government agencies for upgrading and investing in new information technology systems and solutions. As a result, we continue to focus our resources in support of infrastructure modernization that allows for interoperability and communication across agencies.

Our recent experiences with non-DoD agencies have reinforced our strategy of becoming the world’s premier global security company. We have seen the global security environment becoming much more complex and dynamic. The very definition of security has continued to change. Over and above traditional military preparedness, we have seen and been a part of further expansion into more effective counter-terrorism and intelligence capabilities, international cooperation activities requiring more interoperable systems, and humanitarian, peacekeeping, and operational stabilization initiatives.

Consistent with our DoD business, more affordable logistics and sustainment, a more expansive use of information technology and knowledge-based solutions, and improved levels of network and cybersecurity all appear to be priorities in our non-DoD business as well. Homeland security, critical infrastructure protection, and improved service levels for civil government agencies also appear to be high customer priorities.

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

We have made disciplined acquisitions and investments to reinforce our presence and skills in the information sciences domain. We believe expanded access to continuous high quality situational awareness will remain essential in assuring clarity and reducing uncertainty in today’s environment. The very need for this increased situational awareness will drive the linkage of increasingly robust communication systems, advanced sensing devices and the computers that control them. This capability will enable the meaningful sharing of information, and networks will continue to grow in power and importance to accommodate these new linkages. We also believe the criticality of network security will result in increased demand for cybersecurity and encryption security solutions. We expect to be well-positioned to meet these growing needs.

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

Other Business Considerations

We are exposed to risks associated with U.S. Government contracting, including technological uncertainties, dependence on fewer manufacturing suppliers, and obsolescence, as well as Congressional appropriation and allotment of funds each year. Many of our programs involve the development and application of state-of-the-art technologies aimed at achieving challenging goals. As a result, setbacks, delays, cost growth, and product failures can occur.

In years that an appropriations bill has not been signed into law before September 30 (the end of the U.S. Government’s fiscal year), Congress typically passes a continuing resolution that authorizes U.S. Government agencies to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives. During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our revenue and profit during the period.

As a government contractor, we are subject to U.S. Government oversight. The U.S. Government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the U.S. Government could make claims against us. Under U.S. Government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and suspended from being able to bid on, or be awarded, new U.S. Government contracts for a period of time. A conviction could result in debarment for a specific period of time. Similar government oversight exists in most other countries where we conduct business. Although we cannot predict the outcome of these types of investigations and inquiries with certainty, based on current facts we believe the probability is remote that any of the claims, audits, or investigations pending against us will have a material adverse effect on our business or our results of operations, cash flows, or financial position.

We have entered into various joint ventures, teaming agreements, and other business arrangements to help support our portfolio of products and services in many of our lines of business, and their activities are closely aligned with our operations. For example, we have a 50% equity interest in United Launch Alliance, L.L.C. (ULA), which provides the production, engineering, test, and launch operations associated with U.S. Government launches on Atlas and Delta launch vehicles.

In some cases, we form joint ventures with one or more other contractors for the purpose of pursuing a bid for a particular contract and, if successful, the joint venture serves as the prime contractor under that contract. In those instances, the work under contract is sometimes performed by subcontractors to the joint venture including, but not limited to, the joint venture investors. We attempt to limit our exposure under these arrangements to our investment in the joint venture, which is typically not material, and to the performance of our obligations under the subcontract. While we may in some cases guarantee contractual performance by the joint venture, we are usually cross-indemnified by the other joint venture participants to the extent of their contractual performance obligations.

We remain committed to growth in our sales to international customers. We conduct business with foreign governments primarily through Aeronautics and Electronic Systems. Our international sales are composed of “foreign military sales” through the U.S. Government and direct commercial contracts. In Aeronautics, the U.S. Government and eight foreign government partners are working together on the design, testing, production, and sustainment of the F-35 Lightning II. We expect international deliveries to begin in 2011. The F-16 Fighting Falcon has been selected by 25 countries, with 52 follow-on buys from 14 countries. We continue to expand the C-130J Super Hercules air mobility aircraft’s international footprint with customers in 11 countries including recent orders from India and Qatar. In global sustainment, we are leveraging our value as the original equipment manufacturer (OEM) for our major platforms and have set up new production capabilities to provide service life extension, including new wings and support for Norway’s P-3 fleet and the recent awards from the U.S. and Canadian Governments to upgrade their P-3 aircraft.

With regard to the Aegis Weapon System, our Electronic Systems segment performs activities in the development, production, ship integration and test, and lifetime support for ships of international customers (e.g., Japan, Spain, Korea, Norway, and Australia). This segment has two contracts with the Canadian Government for the upgrade and support of combat systems on Halifax class frigates and Iroquois class destroyers. Electronic Systems also produces the PAC-3 missile, an advanced defensive missile designed to intercept incoming airborne threats, for international customers including Japan, Germany, the Netherlands and the United Arab Emirates (UAE).

IS&GS, through its subsidiary Pacific Architects and Engineers (PAE), continues to increase our presence in certain less developed countries by providing base camp construction, logistics, democratization and management services, among others, through our contracts with such customers as the United Nations and the U.S. Department of State. In addition, IS&GS is providing all data processing for the 2011 population census in England and Wales, including development of the related system.

To the extent our contracts and business arrangements with international partners include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for unanticipated cost increases resulting from the possible deterioration of political relations. The nature of our international business also makes us subject to the export control regulations of the U. S. Department of State and the Department of Commerce. If these regulations are violated, it could result in monetary penalties and denial of export privileges. We are currently unaware of any violations of export control regulations that are reasonably likely to have a material adverse effect on our business or our results of operations, cash flows, or financial position.

Critical Accounting Policies

Contract Accounting / Revenue Recognition

Approximately 80% of our net sales are derived from long-term contracts for design, development, and production activities (also referred to as DD&P contracts). Our remaining net sales are derived from contracts to provide other services that are not associated with design, development, or production activities. We consider the nature of our contracts and the types of products and services provided when we determine the proper accounting method for a particular contract.

Accounting for Design, Development, and Production Contracts

For long-term, fixed-price DD&P contracts that, among other factors, require us to provide a number of similar items produced in a stable production environment, we record sales on a percentage of completion basis using units-of-delivery as the basis to measure progress toward completing the contract. For example, we use this method of revenue recognition on our C-130J tactical transport aircraft program and Multiple Launch Rocket System program. For certain other long-term, fixed-price DD&P contracts that, along with other factors, require us to deliver minimal quantities over a longer period of time or to perform a substantial level of development effort in comparison to the total value of the contract, sales are recorded when we achieve performance milestones or using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales based on the ratio of costs incurred to our estimate of total costs at completion. As an example, we use this methodology for our Aegis Weapon System program.

In some instances, long-term production programs may require a significant level of development and/or a low rate of initial production in their early phases, but will ultimately require delivery of increased quantities in later, full-rate production stages. In those cases, the revenue recognition methodology may change from the cost-to-cost method to the units-of-delivery method as new contracts for different phases of a program are received after considering, among other factors, program and production stability. As we incur costs under cost-reimbursement-type contracts, we record sales and an estimated profit. Cost-reimbursement-type contracts include time and materials and other level-of-effort-type contracts. Examples of this type of revenue recognition include the F-35 Lightning II Joint Strike Fighter development and low-rate initial production contracts, and the THAAD missile defense program. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government (i.e., foreign military sales).

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

Award fees and incentives related to performance on DD&P contracts, which are generally awarded at the discretion of the customer, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Estimates of award fees are based on actual awards and anticipated performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Those incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance.

Accounting for DD&P contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies in place to address these, as well as other contractual and business arrangements to properly account for long-term contracts.

Products and services provided under long-term DD&P contracts represented approximately 80% of our net sales for 2009. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all DD&P contracts was higher or lower by one percentage point, our 2009 net earnings would have increased or decreased by approximately $235 million. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Accounting for Services Contracts

Revenue under contracts for services other than those associated with design, development, or production activities is recognized either as services are performed or when a contractually required event has occurred, depending on the contract. The majority of our services contracts are in our IS&GS segment, including the Automated Flight Service Station contract to provide a network of air traffic facilities and related services, and the U.S. Army Corps of Engineers contract to provide information management and technology services. Services contracts primarily include operations and maintenance contracts and outsourcing-type arrangements. Revenue under such contracts is generally recognized on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs incurred under these services contracts are expensed as incurred, except that initial “set-up” costs are capitalized and recognized ratably over the life of the agreement. Earnings related to services contracts may fluctuate from period to period, particularly in the earlier phases of the contract. Award fees and incentives related to performance on services contracts are recognized when they are fixed and determinable, generally at the date the amount is communicated to us by the customer.

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, interest expense, and certain advertising and public relations activities are unallowable, and therefore not recoverable through sales. In addition, we may enter into advance agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the environmental costs we incur for groundwater treatment and soil remediation related to sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and supporting advance agreements reached with the U.S. Government.

We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Business segment personnel evaluate our contracts through periodic contract status and performance reviews. Also, regular and recurring evaluations of contract cost, scheduling, and technical matters are performed by management personnel independent from the business segment performing work under the contract. Costs incurred and allocated to contracts are reviewed for compliance with U.S. Government regulations by our personnel, and are subject to audit by the Defense Contract Audit Agency. For other information on accounting policies we have in place for recognizing sales and profits, see our discussion under “Sales and earnings” in Note 1 to the financial statements.

Postretirement Benefit Plans

Most of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans – see Note 10). Our earnings may be negatively or positively impacted by the amount of expense or income we record for our postretirement benefit plans. This is particularly true with expense or income for defined benefit pension plans and retiree medical and life insurance plans because those calculations are sensitive to changes in several key economic assumptions and workforce demographics. Non-union represented employees hired on or after January 1, 2006 do not participate in our qualified defined benefit pension plans, but are eligible to participate in our qualified defined contribution plan and our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006.

In accordance with the rules related to postretirement benefit plans under GAAP, we recognize on a plan-by-plan basis the funded status of our postretirement benefit plans as either an asset or liability on our Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

Actuarial Assumptions

GAAP requires that the amounts we record, including the expense or income for the plans, be computed using actuarial valuations. These valuations include many assumptions, including assumptions we make regarding financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The primary year-end assumptions used to estimate postretirement benefit plan expense or income for the following calendar year are the discount rate and the expected long-term rate of return on plan assets for all postretirement benefit plans; the rates of increase in future compensation levels for our defined benefit pension plans; and the health care cost trend rates for our retiree medical plans. We use judgment in reassessing these assumptions each year because we have to consider past and current market conditions, and make judgments about future market trends. We also have to consider factors like the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

The discount rate we select impacts both the calculation of the benefit obligation at the end of the year and the calculation of net postretirement benefit plan cost in the subsequent year. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of net postretirement benefit plan cost in subsequent years.

We evaluate several data points in order to arrive at an appropriate discount rate. These items include results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our projected postretirement benefit plan cash flows. Our postretirement benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better. The available universe of bonds is adjusted to reflect call provisions, outstanding issue amount, and bonds that are considered “outliers” (i.e., bonds with yields significantly above or below the mean of the available universe of bonds). As of December 31, 2009, three actuarial models calculated rates of 5.82%, 5.94%, and 5.89% for our qualified defined benefit pension plans. We also evaluated the annualized Merrill Lynch index for long-term AA corporate bonds (15+ years), which was 6.04% at the close of 2009. On average, these data points were 25 basis points lower than at December 31, 2008. After reviewing all of the above data, we selected 5.875% as the discount rate for calculating our benefit obligations at December 31, 2009, compared to 6.125% used at the end of 2008.

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the plan obligation. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses, and the potential to outperform market index returns. The actual return in any specific year likely will differ from the assumption, but the average expected return over a long-term future horizon should be approximated by the assumption. As a result, changes in this assumption are less frequent than changes in the discount rate. Any variance in a given year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time and then combined with expectations for the future. At December 31, 2009, we concluded that 8.50% was a reasonable estimate for the expected long-term rate of return on plan assets assumption, consistent with the rate used at December 31, 2008.

The impact of the change in the discount rate, together with other factors such as the approximate 20% actual return on plan assets resulting from improved market conditions in 2009, was a noncash, after-tax increase to our stockholders’ equity at December 31, 2009 of approximately $495 million. The increase primarily resulted from the excess of our actual return on plan assets over our 8.50% long-term rate of return assumption, which partially was offset by the effects of the decrease in the discount rate. The 2010 pension expense will be approximately $1.4 billion, as compared to $1.0 billion in 2009. The increase in 2010 pension expense is due to the decrease in the discount rate and the continued amortization of the actuarial losses incurred in 2008, which resulted from the significant negative return on plan assets compared to our 8.50% long-term rate of return assumption.

The discount rate assumption we select at the end of each year is based on our best estimates and judgment. A reasonably possible change of plus or minus 25 basis points in the 5.875% discount rate assumption at December 31, 2009, with all other assumptions held constant, would decrease or increase the amount of the qualified pension benefit obligation we recorded at the end of 2009 by approximately $1.0 billion, resulting in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $650 million. If the 5.875% discount rate at December 31, 2009 that was used to compute 2010 expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense projected for 2010 would be lower or higher by approximately $95 million.

Valuation of Postretirement Benefit Plan Assets

Valuation of the assets held in a number of trusts to support our postretirement benefit plans requires judgment relative to the determination of fair value as of December 31. While many of the asset values are based on quoted prices in active markets for identical assets (e.g., stock of actively traded public companies), the trustees for the trusts use various pricing sources to determine fair values for other assets where their value may be based on quoted prices for similar instruments or quoted prices for identical or similar instruments in inactive markets; or amounts derived from valuation models where all significant inputs are based on active markets that can be observed (e.g., fixed income debt securities). For still other investments, values may be derived from valuation models where one or more of the significant inputs into the model cannot be observed and that require the development of relevant assumptions (e.g., investments in private equity funds and real estate funds). For these assets, fair values are determined by the general partners of the funds or independent administrators, typically using both income and market approaches in their valuation models. The funds are also audited by independent auditors annually. We review the trustees’ policies and procedures regarding pricing of investments, their selection of pricing sources, and the statements and supporting documentation we receive from them, in our evaluation of the accuracy and reliability of the pricing data included in the statements.

We also assess the potential for adjustment to the fair value of certain investments where there is a lag in the availability of data to support the investment’s value (e.g., private equity funds and investments in real estate partnerships). In those cases, we may solicit preliminary valuation updates at year-end from the funds and partnerships. We use that information, and corroborating data from public markets, to determine if any adjustments should be recorded in the fair values. At December 31, 2009, these types of investments represented approximately 11% of the total fair value of the postretirement benefit plan assets.

Other Considerations

U.S. Government Cost Accounting Standards (CAS) are a major factor we consider in determining our total pension funding and govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government. Funded amounts are recovered over time through the pricing of our products and services on U.S. Government contracts, and are recognized in our net sales. The amount of funding required under CAS for our qualified defined benefit pension plans for 2009, and therefore the amount included in our segments’ operating results for the year, was $580 million. For 2010, we expect the funding required under CAS will be about $1.0 billion. Additional funding requirements computed under the Internal Revenue Code (IRC) rules, as well as discretionary payments, are considered to be prepayments under the CAS rules to the extent the amounts exceed CAS funding requirements. These amounts would be recorded on our Balance Sheet and recovered in future periods.

In 2009, 2008, and 2007, we made discretionary contributions of $1,482 million, $109 million, and $335 million related to our qualified defined benefit pension plans. Based on our known requirements as of December 31, 2009, including consideration of the discretionary contribution made in 2009, no contributions related to our qualified defined benefit pension plans are expected to be required in 2010. We do expect to make discretionary contributions of $1.4 billion related to our qualified defined benefit pension plans, as we anticipate that funding requirements under the Pension Protection Act (see discussion below) beginning in 2011 will be higher than requirements in previous years. We also may review options for further contributions in 2010. We anticipate recovering approximately $1.0 billion as CAS cost during 2010, with the remainder being recoverable in future years.

In August 2006, legislation was enacted related to pension plan funding, known as the Pension Protection Act, in response to the public’s concern over the adequacy of such funding. The law had the effect of accelerating the required amount of annual pension plan contributions under the IRC that most companies are required to pay, beginning in 2008. The legislation provided an exemption for us, as well as other large U.S. defense contractors, that delayed the requirement to accelerate funding. The legislation also requires the CAS Board to modify its pension accounting rules by 2010 to better align the recovery of pension contributions on U.S. Government contracts with the new accelerated funding requirements. The new funding requirements for large U.S. defense contractors have been delayed until the earlier of 2011 or the year in which the changes to the CAS rules are effective. We currently expect that the pension reform funding provisions will impact us and other large U.S. defense contractors in 2011. The CAS Board has not published changes to its pension accounting rules as of December 31, 2009.

Environmental Matters

We are a party to various agreements, proceedings, and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the EPA or by a state agency.

We enter into agreements (e.g., administrative orders, consent decrees) that document the extent and timing of our environmental remediation obligation. We also are involved in remediation activities at environmental sites where formal agreements either do not exist or do not quantify the extent and timing of our obligation. Environmental cleanup activities usually span many years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, the appropriate technology to be used to accomplish the remediation, and evolving regulatory environmental standards. We consider these factors in our estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range that we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, an amount at the low end of the range. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

We perform quarterly reviews of environmental remediation sites and record liabilities and assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in Notes 1 and 13 to the financial statements). At the end of 2009, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $877 million. We have recorded assets totaling $740 million at December 31, 2009 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government. The amount that is expected to be allocated to our commercial businesses or that is determined to be unallowable for pricing under U.S. Government contracts has been expensed through cost of sales.

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

We cannot reasonably determine the extent of our financial exposure at all environmental sites with which we are involved. There are a number of former operating facilities we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties (e.g., assessing the extent of the contamination). During any particular quarter, such uncertainties may be resolved to allow us to estimate and recognize the initial liability to remediate a particular former operating site. The amount of the liability could be material. Upon recognition of the liability, a portion will be recognized as an asset with the remainder charged to operations.

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

Goodwill

We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Such events or circumstances could include significant changes in the business climate of our industry, operating performance indicators, competition, or sale or disposal of a portion of a reporting unit. The assessment is performed at the reporting unit level. Our annual testing date is October 1.

Performing the goodwill impairment test requires judgment, including how we define reporting units and determine their fair value. We consider a component of our business to be a reporting unit if it constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. We estimate the fair value of each reporting unit using a discounted cash flow methodology that requires significant judgment. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. The discount rate applied to our forecasts of future cash flows is based on our estimated weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We evaluate goodwill for impairment by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

Our goodwill at December 31, 2009 amounted to $9.9 billion. We completed our assessment of goodwill as of October 1, 2009 and determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount and, as such, no impairment existed at that date. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, a 25% decrease in the estimated fair value of any of our reporting units at October 1, 2009 would not have resulted in a goodwill impairment charge. We currently do not believe that any of our reporting units are at risk of failing a goodwill impairment test in the near term.

Stock-Based Compensation

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

The Black-Scholes model requires us to make estimates and assumptions in determining certain inputs to the model, including a volatility factor for our stock, an expected life of the option, and a risk-free interest rate. We estimate volatility based on the historical volatility of our daily stock price over the past five years, which is commensurate with the expected life of the options. We base the average expected life on the contractual term of the stock option, historical trends in option exercise activity, and post-vesting employment termination trends. We analyzed the option exercise patterns of our employees and determined there are no significant differences between employee groups. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We also are required to estimate forfeitures at the date of grant, which we base on historical experience. If any of our estimates or assumptions used in the Black-Scholes model were to change significantly, stock-based compensation expense could differ materially in the future from the amount recorded in 2009. Compensation cost recognized in 2009, 2008, and 2007 totaled $154 million, $155 million, and $149 million.

Results of Operations

Since our operating cycle is long-term and involves many types of DD&P contracts with varying production delivery schedules, the results of operations of a particular year, or year-to-year comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in this discussion are presented on a “per diluted share” basis.

Net Sales

(In billions)

The following discussion of operating results provides an overview of our operations by focusing on key elements in our Statement of Earnings. The “Discussion of Business Segments” section that follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for 2009, 2008, and 2007. We follow an integrated approach for managing the performance of our business, and focus the discussion of our results of operations around major products and lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

For 2009, net sales were $45.2 billion, a 6% increase over 2008. Net sales for 2008 were $42.7 billion, a 2% increase over 2007. Net sales increased during 2009 in all segments as compared to 2008. Net sales increased during 2008 compared to 2007 in the Electronic Systems and IS&GS segments but declined in Aeronautics primarily due to fewer combat aircraft deliveries and, at Space Systems, due to both government and commercial satellite activities. The U.S. Government is our largest customer, accounting for about 85% of our net sales in 2009 and about 84% in 2008 and 2007.

Other income (expense), net was $242 million for 2009 compared to $482 million in 2008. This decrease primarily was due to the recognition of a deferred gain of $108 million in 2008 from the sale of our ownership interest in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006; earnings of $85 million recorded in 2008 associated with reserves related to various land sales that were no longer required; and a loss of $24 million on the 2009 sale of a foreign subsidiary. Other income (expense), net was $482 million for 2008 compared to $293 million in 2007. This increase was primarily due to an additional $86 million in equity earnings in affiliates in 2008 compared to 2007, the recognition of the LKEI and ILS deferred gain in 2008, and the earnings associated with the elimination of reserves related to various land sales in 2008.

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

Our operating profit for 2009 was $4.5 billion, a decrease of 13% compared to 2008. Our operating profit for 2008 was $5.1 billion, an increase of 13% compared to 2007. In 2009, operating profit was negatively impacted by higher unallocated Corporate costs and the decrease in other income (expense), net as discussed above. These declines more than offset increased operating profit at the Aeronautics, Electronic Systems and Space Systems business segments. The higher unallocated Corporate costs in 2009 mainly were attributable to the impact of the FAS/CAS pension adjustment, which resulted in expense in 2009 of $456 million as compared to income in 2008 of $128 million due to the negative actual return on plan assets in 2008 and a lower discount rate at December 31, 2008 compared to December 31, 2007. Except for reductions at Aeronautics, operating profit increased in all business segments in 2008 as compared to 2007. Operating profit in 2008 was favorably impacted by lower unallocated Corporate costs and the increase in other income (expense), net as discussed above. Unallocated Corporate costs in 2008 were favorably impacted by declines in the FAS/CAS pension adjustment, primarily due to the decline in FAS pension expense.

Interest expense for 2009 was $305 million, or $36 million lower than 2008. The decrease mainly was driven by the August 2008 redemption of our $1.0 billion of floating rate convertible debentures, partially offset by increases resulting from the fourth quarter 2009 issuance of $1.5 billion of long-term notes and the first quarter 2008 issuance of $500 million of long-term notes. Interest expense for 2008 was $341 million, or $11 million lower than 2007. The decrease was primarily attributable to the August 2008 redemption of the floating rate convertible debentures, partially offset by an increase due the first quarter 2008 issuance of $500 million of long-term notes.

Other non-operating income (expense), net was income of $123 million in 2009 compared to expense of $88 million in 2008. The increase primarily was due to net unrealized gains on marketable securities held in a Rabbi Trust to fund certain non-qualified employee benefit obligations partially offset by lower interest income on invested cash balances. Other non-operating income (expense), net was expense of $88 million in 2008 compared to income of $193 million in 2007. The decrease in 2008 primarily was due to net unrealized losses on marketable securities held to fund certain non-qualified employee benefit obligations and lower interest income on invested cash balances.

Our effective income tax rates were 29.4% for 2009, 31.6% for 2008, and 30.6% for 2007. These rates were lower than the statutory rate of 35% for all periods due to tax benefits for U.S. manufacturing activities, dividends related to our employee stock ownership plans, and the research and development tax credit. In addition, the rate for 2009 reflected a tax benefit of $69 million arising from the resolution of IRS examinations of the 2005 to 2007 and 2008 tax years and an additional tax benefit from the partial elimination of a valuation allowance previously provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits. The rate for 2007 reflected a tax benefit of $59 million arising from the closure of the IRS examination of the 2003 and 2004 tax years.

We reported net earnings of $3.0 billion ($7.78 per share) in 2009, $3.2 billion ($7.86 per share) in 2008, and $3.0 billion ($7.10 per share) in 2007. Both net earnings and earnings per share were affected by the factors discussed above. In addition, earnings per share has benefitted from the significant number of shares repurchased under our share repurchase program. The effect of those repurchases has been partially offset by common stock issued under our stock-based compensation and defined contribution plans.

Discussion of Business Segments

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered.

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

Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Key Combat Aircraft programs include the F-35 Lightning II, F-16 Fighting Falcon, and F-22 Raptor fighter aircraft. The F-35 has completed the eighth year of development and has entered low rate initial production (LRIP). We expect the first deliveries under the LRIP program to begin in 2010 which, together with other program activities, will result in an increase in sales over 2009 levels. We continue to produce F-16 aircraft for foreign customers, delivering a total of 31 F-16s in 2009 worldwide. We are currently projecting that F-16 sales will decline in 2010 over 2009 levels due to lower deliveries. Aeronautics has been producing F-22s since 1997. As noted previously, the U.S Government has decided to discontinue production of the F-22 after delivery of the 187 aircraft on order, which we expect will occur in early 2012. Key Air Mobility programs include the C-130J Super Hercules and the C-5M Super Galaxy. We are expecting to ramp up production and increase deliveries of C-130J aircraft in 2010, having delivered 16 in 2009. In addition to aircraft production, Aeronautics provides logistics support, sustainment, and upgrade modification services for its aircraft. Sales at Aeronautics are expected to grow overall in 2010 primarily due to the projected increase in F-35 production activities.

Our Electronic Systems business segment manages complex programs and designs, develops, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide. With such a broad portfolio of products and services, many of its activities involve a combination of both development and production contracts with varying delivery schedules. This business segment has continued to expand its core competencies as a systems integrator both domestically and internationally. Some of its more significant programs, including the Terminal High Altitude Area Defense (THAAD) system, the Aegis Weapon System, and the Littoral Combat Ship program, demonstrate the diverse products and services Electronic Systems provides.

Our IS&GS business segment combines a full range of information competencies with a global delivery capability. The segment provides full life-cycle support and expertise in the areas of software and systems engineering, including capabilities in space, air, and ground systems. It provides logistics, mission operation support, peacekeeping, and nation-building services for a wide variety of defense and civil government agencies in the U.S. and abroad. IS&GS’ key programs and activities include the En-Route Automation Modernization (ERAM) program, the Joint Tactical Radio System (JTRS) program, the Decennial Response Integration System (DRIS 2010) program, and a number of task order vehicles (indefinite delivery, indefinite quantity (IDIQ) contracts) across each of its lines of business.

Our Space Systems business segment is engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. Government satellite programs include the Advanced Extremely High Frequency (AEHF) system, the Mobile User Objective System (MUOS), the Global Positioning Satellite III (GPS III) system, and the Space-Based Infrared System (SBIRS). Strategic and missile defense programs include the targets and countermeasures program and the fleet ballistic missile program. Space transportation includes the NASA Orion program. Through ownership interests in two joint ventures, United Launch Alliance (ULA) and United Space Alliance (USA), the segment also includes expendable launch services and Space Shuttle processing activities for the U.S. Government. The Space Shuttle is expected to finish its final flight mission in 2010 and our programs involving its launch and processing activities will end at that time.

In the following table of financial data, total operating profit of the business segments is reconciled to the corresponding consolidated amount. Because the activities of the investees in which certain business segments hold equity interests are closely aligned with the operations of those segments, the equity earnings (losses) from those investees are included in the operating profit of the segments. Our largest equity investees are ULA and USA. Their equity earnings are included in Space System’s operating profit. The reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment (see the discussion in “Discussion of Business Segments” under “Unallocated Corporate Income (Expense), Net”), costs for stock-based compensation programs, the effects of items not considered part of management’s evaluation of segment operating performance, and Corporate costs not allocated to the operating segments, as well as other miscellaneous Corporate activities.

This table shows net sales and operating profit of the business segments and reconciles to the consolidated total.

(In millions)	2009	2008	2007
Net Sales
Aeronautics	$12,201	$11,473	$12,303
Electronic Systems	12,204	11,620	11,143
Information Systems & Global Services	12,130	11,611	10,213
Space Systems	8,654	8,027	8,203
Total	$45,189	$42,731	$41,862
Operating Profit
Aeronautics	$1,577	$1,433	$1,476
Electronic Systems	1,595	1,508	1,410
Information Systems & Global Services	1,011	1,076	949
Space Systems	972	953	856
Total business segments	$5,155	4,970	4,691
Unallocated Corporate income (expense), net	(689)	161	(164)
Total	$4,466	$5,131	$4,527

The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was approximately $78.0 billion, $80.9 billion, and $76.7 billion at December 31, 2009, 2008, and 2007. These amounts included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite-quantity (IDIQ) contracts. Funded backlog was approximately $49.0 billion at December 31, 2009.

In our discussion of comparative results, changes in net sales and operating profit are expressed in terms of volume and/or performance. Volume refers to increases or decreases in sales resulting from varying production activity levels, deliveries or services levels on individual contracts. Volume changes typically include a corresponding change in operating profit based on the estimated profit rate at completion for a particular contract for products. Performance generally refers to changes in contract profit booking rates. These changes on our contracts for products usually relate to profit recognition associated with revisions to total estimated costs at completion of the contracts that reflect improved (or deteriorated) operating or award fee performance on a particular contract. Changes in contract profit booking rates on contracts for products are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. Recognition of an inception-to-date adjustment in the current or prior periods may affect the comparison of segment operating results.

Segment Operating Profit

(In millions)

Aeronautics

Aeronautics’ operating results included the following:

(In millions)	2009	2008	2007
Net sales	$12,201	$11,473	$12,303
Operating profit	1,577	1,433	1,476
Backlog at year-end	26,700	27,200	26,300

Net sales for Aeronautics increased by 6% in 2009 compared to 2008. During the year, sales increased in all three lines of business. The increase of $296 million in Air Mobility’s sales primarily was attributable to higher volume on the C-130 programs, including deliveries and support activities. There were 16 C-130J deliveries in 2009 and 12 in 2008. Combat Aircraft sales increased $316 million principally due to higher volume on the F-35 program and increases in F-16 deliveries, which partially were offset by lower volume on F-22 and other combat aircraft programs. The $116 million increase in Other Aeronautics Programs mainly was due to higher volume on P-3 programs and advanced development programs, which partially were offset by declines in sustainment activities.

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

Operating profit for the segment increased 10% in 2009 compared to 2008. The growth in operating profit primarily was due to increases in Air Mobility and Other Aeronautics Programs. The $70 million increase in Air Mobility’s operating profit primarily was due to the higher volume on C-130J deliveries and C-130 support programs. In Other Aeronautics Programs, operating profit increased $120 million, which mainly was attributable to improved performance in sustainment activities and higher volume on P-3 programs. Additionally, the increase in operating profit included the favorable restructuring of a P-3 modification contract in 2009. Combat Aircraft’s operating profit decreased $22 million during the year primarily due to a reduction in the level of favorable performance adjustments on F-16 programs in 2009 compared to 2008 and lower volume on other combat aircraft programs. These decreases more than offset increased operating profit resulting from higher volume and improved performance on the F-35 program and an increase in the level of favorable performance adjustments on the F-22 program in 2009 compared to 2008.

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

Backlog decreased in 2009 compared to 2008 mainly due to sales exceeding orders on the F-22 and F-35 programs, which partially were offset by orders exceeding sales on the C-130J and C-5 programs. Backlog increased in 2008 as compared to 2007 primarily due to increased orders on the C-130J and F-35 programs, which were partially offset by declines resulting from sales volume on the F-22 program.

Electronic Systems

Electronic Systems’ operating results included the following:

(In millions)	2009	2008	2007
Net sales	$12,204	$11,620	$11,143
Operating profit	1,595	1,508	1,410
Backlog at year-end	21,900	22,500	21,200

Net sales for Electronic Systems increased by 5% in 2009 compared to 2008. During the year, sales increased in all three lines of business. The increase in sales of $394 million at Missiles & Fire Control (M&FC) primarily was due to growth on tactical missile programs and fire control systems. Platforms & Training (P&T) sales increased $122 million, primarily due to growth on simulation and training activities partially offset by lower volume on platform integration activities. The increase in simulation and training also included sales from the first quarter 2009 acquisition of Universal Systems and Technology, Inc. The increase in sales of $67 million at Maritime Systems & Sensors (MS2) mainly was due to higher volume on radar systems, surface naval warfare, and tactical systems programs, which partially were offset by a decline in integrated defense technologies.

Net sales for Electronic Systems increased by 4% in 2008 compared to 2007. Sales increases in M&FC and MS2 more than offset a decline in P&T. M&FC sales increased $327 million mainly due to higher volume on fire control and tactical missile programs. MS2 sales grew $189 million primarily due to higher volume on integrated defense technology, undersea warfare and radar systems activities. The decline of $39 million in P&T’s sales mainly was due to lower volume on platform integration activities.

Operating profit for the segment increased 6% in 2009 compared to 2008. In 2009, increases in operating profit at M&FC and P&T more than offset declines at MS2. Operating profit increased $114 million at M&FC mainly due to higher volume and improved performance on fire control systems and tactical missile programs. The increase in operating profit of $40 million at P&T primarily was due to higher volume and improved performance on simulation and training activities. Additionally, the increase included a benefit recognized in 2009 from favorably resolving a simulation and training contract matter. These increases partially were offset by lower volume on platform integration activities and a reduction in the level of favorable performance adjustments on distribution technology programs in 2009 compared to 2008. There was a $67 million decrease in operating profit at MS2, which primarily was attributable to lower volume on integrated defense technology programs and a reduction in the level of favorable performance adjustments on tactical systems, integrated defense technology, and undersea warfare programs in 2009 compared to 2008.

Operating profit for the segment increased by 7% in 2008 compared to 2007. In 2008, operating profit increases at M&FC and MS2 more than offset a decrease at P&T. Operating profit increased $60 million at M&FC mainly due to improved performance on air defense programs and higher volume on tactical missile and fire control programs. There was a $71 million increase in operating profit at MS2, which mainly was attributable to higher volume and improved performance on integrated defense technology, surface naval warfare, undersea warfare, and radar systems programs. P&T’s operating profit declined $33 million primarily due to performance on platform integration activities.

Backlog decreased in 2009 compared to 2008 due to the U.S. Government’s exercise of the termination for convenience clause on the VH-71 Presidential Helicopter Program at P&T, which resulted in a $985 million reduction in orders. This decline more than offset increased orders on integrated defense technology and tactical system programs at MS2, air defense programs at M&FC, and simulation and training activities at P&T. The increase in backlog during 2008 compared to 2007 resulted primarily from increased orders on surface naval warfare programs at MS2 and on tactical missile programs at M&FC. These increases partially were offset by declines in orders on integrated defense technology and tactical systems programs at MS2.

Effective January 1, 2010, the ground vehicles line of business from the former Systems Integration – Owego, which includes the Joint Light Tactical Vehicle program, was realigned as part of Lockheed Martin Missiles & Fire Control. Additionally, the remaining Systems Integration – Owego businesses were realigned with the former Maritime Systems & Sensors line of business to form a new line of business, Mission Systems & Sensors. These changes had no impact on the segment’s operating results in 2009.

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

The realignment had no impact on the segment’s operating results. The prior period amounts have been reclassified to conform to the new lines of business. IS&GS’ operating results included the following:

(In millions)	2009	2008	2007
Net sales	$12,130	$11,611	$10,213
Operating profit	1,011	1,076	949
Backlog at year-end	12,600	13,300	11,800

Net sales for IS&GS increased 4% in 2009 compared to 2008. Sales increases in Defense and Civil partially were offset by slight declines in Intelligence. Defense sales increased $338 million primarily due to higher volume on mission and combat systems activities and readiness and stability operations. Net sales at Civil increased by $197 million principally due to higher volume on enterprise civilian services, which more than offset lower volume on Pacific Architect & Engineers Inc. (PAE) programs. Intelligence sales declined slightly by $17 million mainly due to lower volume on enterprise integration activities.

Net sales for IS&GS increased by 14% in 2008 compared to 2007. Sales increased in all three lines of business during the year. Defense’s sales increased $642 million principally due to higher volume on mission and combat systems activities and readiness and stability operations. Civil’s sales increased by $612 million primarily due to higher volume on enterprise civilian services and PAE programs. There was a $145 million increase in Intelligence’s sales, which mainly was due to higher volume on security solutions and enterprise integration activities.

Operating profit for the segment decreased by 6% in 2009 compared to 2008. Operating profit declines in Civil and Intelligence more than offset growth in Defense. The decrease of $66 million in Civil’s operating profit primarily was attributable to lower volume and performance on PAE programs. The decline in Civil also included a reduction in the level of favorable performance adjustments on enterprise civilian services programs in 2009 compared to 2008. The decrease in operating profit of $35 million at Intelligence mainly was due to a reduction in the level of favorable performance adjustments on security solution activities in 2009 compared to 2008 and lower volume on enterprise integration activities. The increase in Defense’s operating profit of $15 million mainly was due to volume and improved performance in mission and combat systems and readiness and stability operations, which more than offset lower performance on global programs.

Operating profit for the segment increased by 13% in 2008 compared to 2007. Operating profit increased in all three lines of business during the year. Civil’s operating profit increased by $59 million due to higher volume and improved performance on enterprise civilian services. Defense’s operating profit increased $39 million primarily due to volume and improved performance in readiness and stability operations. In Intelligence, operating profit increased by $14 million due to higher volume on enterprise integration activities.

Backlog decreased in 2009 compared to 2008 due to the U.S. Government’s exercise of the termination for convenience clause on the TSAT Mission Operations System (TMOS) contract at Defense, which resulted in a $1.6 billion reduction in orders. This decline more than offset increased orders on enterprise civilian services programs at Civil and on readiness and stability operations programs at Defense. The increase in backlog during 2008 compared to 2007 primarily was due to increased orders on enterprise civilian services programs at Civil and on mission and combat systems and readiness and stability operations programs at Defense.

Space Systems

Space Systems’ operating results included the following:

(In millions)	2009	2008	2007
Net sales	$8,654	$8,027	$8,203
Operating profit	972	953	856
Backlog at year-end	16,800	17,900	17,400

Net sales for Space Systems increased 8% in 2009 compared to 2008. During the year, sales growth at Satellites and Space Transportation more than offset a decline in Strategic & Defensive Missile Systems (S&DMS). The sales growth of $707 million in Satellites was due to higher volume in government satellite activities, which partially was offset by lower volume in commercial satellite activities. There was one commercial satellite delivery in 2009 and two deliveries in 2008. The increase in sales of $21 million in Space Transportation primarily was due to higher volume on the Orion program, which more than offset a decline in the space shuttle external tank program. There was one commercial launch in both 2009 and 2008. S&DMS’ sales decreased by $102 million mainly due to lower volume on defensive missile programs, which more than offset growth in strategic missile programs.

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

Operating profit for the segment increased 2% in 2009 compared to 2008. During the year, operating profit growth at Satellites more than offset declines at Space Transportation and S&DMS. In Satellites, the operating profit increase of $88 million mainly was due to higher volume on government satellite activities, which partially was offset by lower volume in commercial satellite activities. The decrease of $46 million in Space Transportation’s operating profit mainly was attributable to the absence in 2009 of a benefit recognized in 2008 from the successful negotiations of a terminated commercial launch vehicle contract, lower volume on the space shuttle external tank program, and lower equity earnings in 2009 on the ULA joint venture. The decrease in S&DMS’ operating profit of $19 million primarily was attributable to a lower volume on defensive missile programs and a reduction in the level of favorable performance adjustments in 2009 compared to 2008 on strategic missile programs. Total equity earnings recognized by Space Systems, which includes ULA and USA, represented 22% of the segment’s operating profit in 2009 compared to 24% in 2008.

Operating profit increased by 11% in 2008 compared to 2007. The increase in operating profit was due to Space Transportation, which partially was offset by a decline in Satellites. In Space Transportation, the $135 million increase mainly was attributable to higher equity earnings on the ULA joint venture, volume on the Orion program, and the results from successful negotiations of a terminated commercial launch service contract in the first quarter of 2008. The improvement in ULA’s earnings also reflects the absence in 2008 of a charge recognized in the third quarter of 2007 for asset impairment on the Delta II medium lift launch vehicles. In Satellites, operating profit declined by $42 million during the year due to lower volume and performance on certain government satellite programs. Total equity earnings recognized by Space Systems represented 24% of the segment’s operating profit in 2008 compared to 16% in 2007

The decrease in backlog during 2009 compared to 2008 was primarily attributable to declines in orders and higher sales volume on the Orion program in Space Transportation and on government satellite programs in Satellites. The increase in backlog during 2008 as compared to 2007 was primarily due to increased orders on government satellite programs and on the Orion program.

Unallocated Corporate Income (Expense), Net

The following table shows the components of unallocated Corporate income (expense), net.

(In millions)	2009	2008	2007
FAS/CAS pension adjustment	$(456)	$128	$(58)
Items not considered in segment operating performance	—	193	71
Stock compensation expense	(154)	(155)	(149)
Other, net	(79)	(5)	(28)
	$(689)	$161	$(164)

The FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. Because the CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in a particular segment’s net sales and cost of sales, the results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules. Accordingly, the FAS/CAS adjustment is not included in segment operating results, but is included in the reconciliation of total segment operating profit to consolidated operating profit under GAAP.

The following table shows the CAS funding that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment:

(In millions)	2009	2008	2007
FAS pension expense	$(1,036)	$(462)	$(687)
Less: CAS expense and funding	(580)	(590)	(629)
FAS/CAS pension adjustment – income (expense)	$(456)	$128	$(58)

The FAS pension expense increased in 2009 compared to 2008 due to the 25 basis point decrease in the discount rate and amortization of the actuarial losses incurred in 2008 as a result of the significant negative return on plan assets compared to our 8.5% long-term rate of return assumption (see the related discussion in Critical Accounting Policies under the caption “Postretirement Benefit Plans”). The FAS pension expense decreased in 2008 compared to 2007 due to a 50 basis point increase in the discount rate and other factors such as the effects of the actual return on plan assets at the respective plan measurement dates through December 31, 2007.

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach permitted by GAAP. For example, gains and losses related to the disposition of businesses or investments managed by Corporate, as well as certain other Corporate activities, are not considered by management in evaluating the operating performance of business segments. There were no such items in 2009; however, for purposes of segment reporting, the following items were included in unallocated Corporate income (expense), net for 2008 and 2007:

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

The change in the “Other, net” component of unallocated Corporate income (expense), net, between the periods primarily was due to fluctuations in expense associated with a number of Corporate activities.

Liquidity and Cash Flows

Our access to capital resources that provide liquidity has not been materially affected by the adverse changes in economic and market conditions over the past two years. We continually monitor changes in such conditions so that we can timely respond to any related developments. We have generated strong operating cash flows, which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, required retirement plan funding, and certain other discretionary funding needs. We have accessed the capital markets on limited occasions, as needed and when opportunistic, including the issuance of debt securities totaling $1.5 billion in 2009 and $500 million in 2008.

We expect our cash from operations to continue to be sufficient to support our operations and anticipated capital expenditures. We have financing resources available (see discussion under Capital Resources) to fund potential cash outflows that are less predictable or more discretionary. We have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes (e.g., guaranteeing our performance on particular contracts).

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. For example, contracts may be cost reimbursable, time and materials, or fixed price. We generally bill and collect cash more frequently under cost reimbursable and time and materials contracts, which together represent approximately 65% of the revenues we recorded in 2009, as we are authorized to bill as the costs are incurred or work is performed. In contrast to cost reimbursable contracts, for fixed price contracts we generally do not bill until milestones, including deliveries, are achieved. A number of our contracts may provide for performance-based payments which allow us to bill and collect cash prior to completing the work. Fixed price contracts represented approximately 35% of the revenues we recorded in 2009.

The majority of our capital expenditures for 2009 and those planned for 2010 can be divided into the categories of facilities infrastructure, equipment, and information technology (IT). Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support production of the F-35 combat aircraft. In addition, we have projects underway to modernize certain of our facilities, some of which are as much as 50 years old. We also incur capital expenditures for IT to support programs and general enterprise IT infrastructure.

We have a balanced cash deployment and disciplined growth strategy to enhance shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business (e.g., capital expenditures, independent research and development), made selective acquisitions of businesses, repurchased shares, increased our dividends, and managed our debt levels. The following provides an overview of our execution of this strategy.

Operating Activities

Net cash provided by operating activities decreased by $1.2 billion to $3.2 billion in 2009 as compared to 2008. The decrease primarily was attributable to an increase in discretionary contributions related to our qualified defined benefit pension plans, which were $1,482 million in 2009 and $109 million in 2008, a $193 million decline in net earnings, and a decrease in cash provided by operating working capital of $147 million. This decrease partially was offset by the effects of an increase in the FAS pension expense, which was $1,036 million in 2009 and $462 million in 2008, and lower net tax payments of $319 million compared to 2008. The decline in cash provided by operating working capital primarily was due to growth of receivables on various programs in the Platforms and Training line of business at Electronic Systems and an increase in inventories on Combat Aircraft programs at Aeronautics, which partially were offset by increases in customer advances and amounts in excess of costs incurred on Government Satellite programs at Space and the timing of accounts payable activities. Operating working capital accounts consist of receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred.

Net cash provided by operating activities increased by $183 million to $4.4 billion in 2008 as compared to 2007. The increase primarily was attributable to an increase in net earnings of $184 million, a decrease of $429 million in total contributions related to our qualified defined benefit pension plans and retiree medical and life insurance plans, and a $100 million dividend received from ULA. This increase was offset partially by a $291 million decrease in cash provided by working capital and higher net tax payments of $103 million compared to 2007. The decline in operating working capital primarily was due to an increase in inventories on Combat Aircraft programs at Aeronautics and a decrease in customer advances and amounts in excess of costs incurred on various programs in the Missiles & Fire Control line of business at Electronic Systems.

Net Cash Provided by Operating Activities

(In millions)

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment that are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology (IT) to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $852 million in 2009, $926 million in 2008, and $940 million in 2007. We expect that our annual capital expenditures over the next three years, which are expected to be $1.0 billion or more per year, will be sufficient to support the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures and other activities – We have a process to selectively identify businesses for acquisition that meet our strategic, operational, and financial targets; help build a balanced portfolio; and provide disciplined growth. As disclosed under the caption “Acquisition and Divestiture Activities,” we paid $435 million in 2009 for acquisition activities, including the acquisitions of businesses and investments in affiliates, compared with $233 million in 2008 and $337 million in 2007.

There were no material divestiture activities in 2009 and 2008. In 2007, we received proceeds of $26 million from the sale of our remaining interest in Comsat International.

Financing Activities

Share activity and dividends – Cash received from the issuance of our common stock in connection with stock option exercises during 2009, 2008, and 2007 totaled $40 million, $250 million, and $350 million. Those activities resulted in the issuance of 1.0 million shares, 4.7 million shares, and 7.1 million shares during the respective periods.

During 2009, 2008, and 2007, we used cash of $1,851 million, $2,931 million, and $2,127 million for common share repurchase activity (see Note 11). Our share repurchase program authorizes the repurchase of up to 178.0 million shares of our common stock from time-to-time at management’s discretion, including 20.0 million of additional shares our Board authorized for repurchase in 2009. As of December 31, 2009, we had repurchased a total of 149.2 million shares under the program, and there remained approximately 28.8 million shares that may be repurchased in the future.

The payment of dividends on our common shares is one of the key components of our balanced cash deployment strategy. Shareholders were paid cash dividends of $908 million in 2009, $737 million in 2008, and $615 million in 2007. We have increased our quarterly dividend rate in each of the last three years. We declared quarterly dividends: in 2009 of $0.57 per share during each of the first three quarters and $0.63 per share for the last quarter; in 2008 of $0.42 per share during each of the first three quarters and $0.57 per share for the last quarter; and in 2007 of $0.35 per share during each of the first three quarters and $0.42 per share for the last quarter.

Issuance and repayment of long-term debt – We issued a total of $1.5 billion of long-term notes in 2009 and $500 million of long-term notes in 2008. In 2009, we paid $242 million in repayments of long-term debt based on scheduled maturities. In 2008, we paid a total of $1.0 billion representing the principal amount of our floating rate convertible debentures that were delivered for conversion or otherwise redeemed (see Note 9). We also paid another $103 million during 2008 related to other repayments of long-term debt based on scheduled maturities, compared to $32 million in debt repayments in 2007.

Capital Structure and Resources

At December 31, 2009, we held cash and cash equivalents of approximately $2.4 billion and short-term investments of $346 million. Our long-term debt, net of unamortized discounts, amounted to $5.1 billion. As of the end of 2009, our long-term debt bears interest at fixed rates and mainly is in the form of publicly-issued notes and debentures.

In November 2009, we issued a total of $1.5 billion of long-term notes in a registered public offering (see Note 9), $900 million of which are due in 2019 and have a fixed coupon interest rate of 4.25%, and $600 million of which are due in 2039 and have a fixed coupon interest rate of 5.50%.

In 2008, we issued $500 million of long-term notes in a registered public offering (see Note 9) that are due in 2013 and have a fixed coupon rate of 4.12%. In August 2008, all of our $1.0 billion of floating rate convertible debentures were delivered for conversion or otherwise redeemed, and we issued 5.0 million shares of our common stock to satisfy the related conversion obligations of $571 million in excess of the principal amount (see Note 9).

Our stockholders’ equity amounted to $4.1 billion at December 31, 2009, an increase of $1.3 billion from December 31, 2008. The increase primarily was due to net earnings of $3.0 billion; the annual remeasurement of the funded status of our postretirement benefit plans at December 31 (see Note 10), which decreased the accumulated other comprehensive loss by $495 million; and employee stock activity of $445 million. These increases partially were offset by the repurchase of 24.9 million common shares for $1.9 billion and payment of $908 million of dividends during the year. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1.4 billion recorded as a reduction of retained earnings.

Our debt-to-total capital ratio was 55% at December 31, 2009, down from 57% at December 31, 2008. The decrease from 2008 to 2009 primarily was attributable to the increase in stockholders’ equity discussed above, which was partially offset by the issuance of long-term notes in November 2009. Our debt-to-total capital ratio was 57% for 2008 compared to 31% in 2007. This increase from 2007 to 2008 primarily was attributable to the decrease in stockholders’ equity through the remeasurement of the postretirement benefit plans which increased the accumulated other comprehensive loss by $7.25 billion, the repurchase of 29 million common shares for $2.9 billion, and payment of $737 million of dividends during 2008. These decreases partially were offset by net earnings of $3.2 billion and employee stock activity of $746 million.

Debt-to-Total Capital Ratio

Return on invested capital (ROIC) declined by 180 basis points during 2009 to 19.9%. We define ROIC as net earnings plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt), after adjusting stockholders’ equity by adding back amounts related to postretirement benefit plans. We believe that reporting ROIC provides investors with greater visibility into how effectively we use the capital invested in our operations. We use ROIC as one of the inputs in our evaluation of multi-year investment decisions and as a long-term performance measure. We also use ROIC as a factor in evaluating management performance under certain of our incentive compensation plans.

ROIC is not a measure of financial performance under U.S. generally accepted accounting principles, and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. See Consolidated Financial Data – Five Year Summary on page 24 of this Form 10-K for additional information concerning how we calculate ROIC.

Return on Invested Capital Ratio

At December 31, 2009, we had in place a $1.5 billion revolving credit facility with a group of banks, which expires in June 2012. There were no borrowings outstanding under the facility at December 31, 2009. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to our postretirement benefit plans.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2009. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility.

We have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities. As described above, we issued $1.5 billion of long-term notes under this shelf registration in November 2009 for general corporate purposes.

We actively seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. We review changes in financial market, and economic conditions to manage the types, amounts, and maturities of our indebtedness. We may at times refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt, or seek alternative financing sources for our cash and operational needs.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2009, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle tax and other liabilities. Capital lease obligations were negligible. Payments due under these obligations and commitments are as follows:

	Payments Due By Period
(In millions)	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years

Long-term debt (a)	$5,403	$—	$—	$650	$4,753
Interest payments	5,817	338	677	626	4,176
Other liabilities	2,253	494	460	232	1,067
Operating lease obligations	1,459	314	494	296	355
Purchase obligations:
Operating activities	21,049	11,932	7,672	1,380	65
Capital expenditures	230	169	61	—	—
Total contractual cash obligations	$36,211	$13,247	$9,364	$3,184	$10,416

(a)	The total amount of long-term debt excludes the unamortized discount of $351 million (see Note 9).

Generally, our long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets. Interest payments include interest related to the outstanding debt through maturity.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2009. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans, environmental liabilities, and business acquisition agreements. Obligations related to environmental liabilities represent our estimate of obligations for sites at which we are performing remediation activities, excluding amounts reimbursed by the U.S. Government in its capacity as a potentially responsible party. The amounts also include liabilities related to tax positions we have taken (see Note 8). We estimated the timing of tax payments based on the expected completion of the related examinations by the applicable taxing authorities.

Purchase obligations related to operating activities include agreements and requirements contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors, and outsourcing arrangements. Total purchase obligations in the preceding table include approximately $19.5 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. However, the U.S. Government would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. For example, if we had commitments to purchase goods and services that were entered into as a result of a specific contract we received from our U.S. Government customer and the customer terminated the contract for its convenience, any amounts we would be required to pay to settle the related commitments, as well as amounts previously incurred, would generally be reimbursed by the customer in accordance with the FAR. This would also be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language may also be included in contracts with foreign, state, and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include amounts for facilities and equipment related to customer contracts.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2009, we had outstanding offset agreements totaling $10.0 billion, primarily related to our Aeronautics segment, some of which extend through 2025. To the extent we have entered into purchase obligations at December 31, 2009 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

In connection with the closing of the transaction to form ULA on December 1, 2006, we and The Boeing Company (Boeing) each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. The non-capital financial support is required to be made in the form of a revolving credit facility between us and ULA or guarantees of ULA financing with third parties, in either case to the extent necessary for ULA to meet its working capital needs. We have agreed to provide this support for at least five years from the closing date of the transaction, and would expect to fund our requirements with cash on hand. To satisfy our non-capital financial support commitment, we and Boeing put into place at closing a revolving credit agreement with ULA, under which no amounts have been drawn.

As of December 31, 2009, we and Boeing each had provided the $25 million of funding to ULA under the additional capital contribution commitment. Of that amount, $22 million was contributed in the second quarter of 2009, prior to which we each received a dividend from ULA in a like amount. Other than the $22 million contribution, we did not provide further funding to ULA during 2009. In 2008, we and Boeing each received a $100 million dividend payment. Prior to distribution of that dividend, we, Boeing and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividends we received through June 1, 2009, which totaled $122 million. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2009, and that it will not be necessary to make payments under the cross-indemnities.

We have entered into standby letter of credit agreements and other arrangements with financial institutions and customers mainly relating to advances received from customers and/or the guarantee of future performance on some of our contracts. In some cases, we may also guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2009, we had the following outstanding letters of credit, surety bonds, and guarantees:

	Commitment Expiration By Period
(In millions)	Total Commitment	Less Than 1 Year (a)	Years 2 and 3 (a)	Years 4 and 5 (a)	After 5 Years (a)

Standby letters of credit	$2,593	$2,165	$355	$56	$17
Surety bonds	408	399	9	—	—
Guarantees	559	41	8	57	453
Total commitments	$3,560	$2,605	$372	$113	$470
(a)

Approximately $2,045 million, $180 million, $6 million, and $1 million of standby letters of credit in the “Less Than 1 Year,” “Years 2 and 3,” “Years 4 and 5,” and “After 5 Years” periods, and approximately $49 million and $1 million of surety bonds in the “Less Than 1 Year” and “Years 2 and 3” periods, are expected to renew for additional periods until completion of the contractual obligation.

Included in the table above is approximately $383 million representing letter of credit amounts for which related obligations or liabilities are also recorded on the Balance Sheet, either as reductions of inventories, as customer advances and amounts in excess of costs incurred, or as other liabilities. Approximately $1.8 billion of the standby letters of credit were issued to secure advance payments received under an F-16 contract from an international customer. These letters of credit are available for draw down in the event of our nonperformance, and the amount available will be reduced as certain events occur throughout the period of performance in accordance with the contract terms. Similar to the letters of credit for the F-16 contract, other letters of credit and surety bonds are available for draw down in the event of our nonperformance.

Acquisition and Divestiture Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this not only internally, through our independent research and development activities, but also through acquisitions. We selectively pursue the acquisition of businesses and investments that complement our current portfolio and allow access to new customers or technologies. We have made a number of such niche acquisitions of businesses and investments in affiliates during the past several years. Conversely, we may also explore the divestiture of businesses, investments, and real estate. If we were to decide to sell any such assets, the resulting gains, if any, would be recorded when the transactions are completed and losses, if any, would be recorded when the value of the related asset is determined to be impaired.

Acquisitions

In 2009, we used approximately $435 million for acquisition activities, including the acquisitions of businesses and investments in affiliates. We accounted for acquisitions of businesses in 2009 under the acquisition method of accounting, which requires that all of the assets acquired and liabilities assumed be measured and recorded at their acquisition-date fair values. Acquisition activities in 2009 included the following, among others:

•	Universal Systems & Technology, Inc., which provides interactive training and simulation, homeland security, and technical solutions to various U.S. and international government agencies; and

•	Gyrocam Systems LLC, which develops and supplies gyrostabilized optical surveillance systems and sustainment field services, primarily to the U.S. military.

In 2008, we used approximately $233 million for acquisition activities, including, among others, Eagle Group International, LLC, which provides logistics, information technology, training, and healthcare services to the U.S. Department of Defense.

In 2007, we used approximately $337 million for acquisition activities, including an additional contribution of $177 million related to our investment in ULA (see Note 14). Those activities also included the acquisition of, among others, Management Systems Designers, Inc., a provider of information technology (IT) and scientific solutions supporting government life science, national security, and other civil agency missions. In each year, the amounts used for acquisitions included certain payments related to businesses acquired in prior years.

In 2008 and 2007, we accounted for the acquisitions under the purchase method of accounting, and therefore recorded purchase accounting adjustments by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values.

Acquisitions were not material to our consolidated results of operations in 2009, 2008, or 2007.

Divestitures

Divestiture activities in 2009 were not material and there were no divestiture activities in 2008. During 2007, we monetized certain of our equity investments and real estate by divesting the following:

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

Our main exposure to market risk relates to interest rates, foreign currency exchange rates, and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. At December 31, 2009, the estimated fair value of our long-term debt instruments was approximately $5.9 billion, compared with a carrying value of $5.4 billion, excluding the $351 million unamortized discount.

We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. Our foreign currency exchange contracts, the majority of which qualify for hedge accounting treatment, hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in income at the same time the hedged transaction is recognized in income. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in the current period. At December 31, 2009, the net fair value of foreign currency exchange contracts outstanding was a liability of $2 million (see Note 1 under the caption “Derivative financial instruments”). We had no interest rate derivatives outstanding at December 31, 2009.

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. Our foreign currency exchange hedge portfolio is diversified across several banks. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We maintain a Rabbi Trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2009, investments in the Rabbi Trust totaled $757 million and are reflected at fair value on our Balance Sheet in other assets. The Rabbi Trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. Changes in the value of the Rabbi Trust are recognized on our Statement of Earnings in other non-operating income (expense), net. During the year ended December 31, 2009, we recorded earnings totaling $110 million related to the increase in the value of the Rabbi Trust assets. We also contributed $171 million to the Rabbi Trust in 2009. A portion of the liabilities associated with the deferred compensation plans supported by the Rabbi Trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the deferred compensation liabilities are recognized on our Statement of Earnings in unallocated Corporate costs. The current portion of the deferred compensation plan liabilities is on our Balance Sheet in salaries, benefits, and payroll taxes, and the non-current portion of the liability is on our Balance Sheet in other liabilities. The resulting change in the value of the liabilities has the effect of partially offsetting the impact of changes in the value of the Rabbi Trust. During the year ended December 31, 2009, we recorded expense of $45 million related to the increase in the value of the deferred compensation liabilities.

Recent Accounting Pronouncements

There are a number of new accounting pronouncements and interpretations that are not effective until after December 31, 2009 and may impact our financial statements and disclosures. See Note 1 under the caption “Recent accounting pronouncements” for more information.

Controls and Procedures

We maintain disclosure controls and procedures, including internal control over financial reporting, which are designed to ensure that information required to be disclosed in our periodic filings with the SEC is reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. Our disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities (in some cases, we are only a passive equity holder), our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures, including internal control over financial reporting, as of December 31, 2009. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2009 to provide reasonable assurance that information is communicated to management to allow for timely decisions regarding required disclosure, assets are safeguarded, and transactions are properly executed and recorded.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. During 2009, our management performed a separate evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, including performing self-assessment and monitoring procedures. Based on those activities and other evaluation procedures, our management, including the CEO and CFO, concluded that internal control over financial reporting was effective as of December 31, 2009. Management’s report on our financial statements and internal control over financial reporting appears on page 54. In addition, the effectiveness of our internal control over financial reporting was audited by our independent registered public accounting firm. Their report appears on page 55.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” beginning on page 52, and under the caption “Derivative financial instruments” in Note 1 on page 64, and Note 9 on page 73 of this Form 10-K.

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

The management of Lockheed Martin is also responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Corporation (as defined by the Securities Exchange Act of 1934). This system is designed to provide reasonable assurance, based on an appropriate cost-benefit relationship, that assets are safeguarded and transactions are properly executed and recorded. An environment that provides for an appropriate level of control consciousness is maintained through a comprehensive program of management testing to identify and correct deficiencies, examinations by our internal auditors, and audits by the Defense Contract Audit Agency for compliance with federal government rules and regulations applicable to contracts with the U.S. Government.

Management conducted an evaluation of the effectiveness of the Corporation’s system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2009. Ernst & Young LLP also assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, as stated in their report included on page 55.

Essential to the Corporation’s internal control system is management’s dedication to the highest standards of integrity, ethics, and social responsibility. To support these standards, management has issued Setting the Standard, our Code of Ethics and Business Conduct (the Code). The Code provides for a telephone help line that employees can use to confidentially or anonymously communicate to the Corporation’s ethics office complaints or concerns about accounting, internal control, or auditing matters. These matters are forwarded directly to the Audit Committee of the Corporation’s Board of Directors.

The Audit Committee, which is composed of six directors who are not members of management, has oversight responsibility for the Corporation’s financial reporting process, and the audits of the consolidated financial statements and internal control over financial reporting. Both the independent auditors and the internal auditors meet periodically with members of the Audit Committee, with or without management representatives present. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in the Corporation’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

/s/ Robert J. Stevens	/s/ Bruce L. Tanner
ROBERT J. STEVENS	BRUCE L. TANNER
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Lockheed Martin Corporation and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 25, 2010

Report of Ernst & Young LLP, Independent Registered Public

Accounting Firm, on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 25, 2010

Lockheed Martin Corporation

Consolidated Statement of Earnings

	Year ended December 31,
(In millions, except per share data)	2009	2008	2007
Net Sales
Products	$36,336	$34,809	$35,267
Services	8,853	7,922	6,595
	45,189	42,731	41,862
Cost of Sales
Products	(32,301)	(30,874)	(31,479)
Services	(7,993)	(7,147)	(5,874)
Unallocated Corporate Costs	(671)	(61)	(275)
	(40,965)	(38,082)	(37,628)
	4,224	4,649	4,234
Other Income (Expense), Net	242	482	293
Operating Profit	4,466	5,131	4,527
Interest Expense	(305)	(341)	(352)
Other Non-operating Income (Expense), Net	123	(88)	193
Earnings Before Income Taxes	4,284	4,702	4,368
Income Tax Expense	(1,260)	(1,485)	(1,335)
Net Earnings	$3,024	$3,217	$3,033
Earnings Per Common Share
Basic	$7.86	$8.05	$7.29
Diluted	$7.78	$7.86	$7.10

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheet

	December 31,
(In millions, except per share data)	2009	2008
Assets
Current Assets
Cash and Cash Equivalents	$2,391	$2,168
Receivables	6,061	5,296
Inventories	2,183	1,902
Deferred Income Taxes	815	755
Other Current Assets	1,027	562
Total Current Assets	12,477	10,683

Property, Plant, and Equipment, Net	4,520	4,488
Goodwill	9,948	9,526
Purchased Intangibles, Net	311	355
Prepaid Pension Asset	160	122
Deferred Income Taxes	3,779	4,651
Other Assets	3,916	3,614
	$35,111	$33,439
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,030	$2,030
Customer Advances and Amounts in Excess of Costs Incurred	5,049	4,535
Salaries, Benefits and Payroll Taxes	1,648	1,684
Current Maturities of Long-term Debt	—	242
Other Current Liabilities	1,976	2,051
Total Current Liabilities	10,703	10,542

Long-term Debt, Net	5,052	3,563
Accrued Pension Liabilities	10,823	12,004
Other Postretirement Benefit Liabilities	1,308	1,386
Other Liabilities	3,096	3,079
Total Liabilities	30,982	30,574

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	373	393
Additional Paid-in Capital	—	—
Retained Earnings	12,351	11,621
Accumulated Other Comprehensive Income (Loss)	(8,595)	(9,149)
Total Stockholders’ Equity	4,129	2,865
	$35,111	$33,439

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Cash Flows

	Year ended December 31,
(In millions)	2009	2008	2007
Operating Activities
Net earnings	$3,024	$3,217	$3,033
Adjustments to reconcile net earnings to Net Cash Provided by Operating Activities
Depreciation and amortization of plant and equipment	750	727	666
Amortization of purchased intangibles	104	118	153
Stock-based compensation	154	155	149
Excess tax benefits on stock-based compensation	(21)	(92)	(124)
Deferred income taxes	542	72	110
Contributions related to our qualified defined benefit plans	(1,482)	(109)	(335)
Changes in operating assets and liabilities:
Receivables	(719)	(333)	(324)
Inventories	(233)	(183)	(57)
Accounts payable	(21)	(141)	(66)
Customer advances and amounts in excess of costs incurred	482	313	394
Other	593	677	639
Net cash provided by operating activities	3,173	4,421	4,238
Investing Activities
Expenditures for property, plant and equipment	(852)	(926)	(940)
Acquisitions of businesses / investments in affiliates	(435)	(233)	(337)
Net proceeds from (payments for) short-term investment transactions	(279)	272	48
Other	48	(20)	24
Net cash used for investing activities	(1,518)	(907)	(1,205)
Financing Activities
Repurchases of common stock	(1,851)	(2,931)	(2,127)
Issuances of common stock and related amounts	40	250	350
Excess tax benefits on stock-based compensation	21	92	124
Common stock dividends	(908)	(737)	(615)
Issuance of long-term debt, net of related costs	1,464	491	—
Repayments of long-term debt	(242)	(1,103)	(32)
Net cash used for financing activities	(1,476)	(3,938)	(2,300)
Effect of exchange rate changes on cash and cash equivalents	44	(56)	3
Net increase (decrease) in cash and cash equivalents	223	(480)	736
Cash and cash equivalents at beginning of year	2,168	2,648	1,912
Cash and Cash Equivalents at end of year	$2,391	$2,168	$2,648

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statement of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance at December 31, 2006	$421	$755	$9,269	$(3,561)	$6,884

Net earnings	—	—	3,033	—	3,033	$3,033
Common stock dividends declared ($1.47 per share)	—	—	(615)	—	(615)	—
Repurchases of common stock	(22)	(1,634)	(471)	—	(2,127)	—
Stock-based awards and ESOP activity	10	879	—	—	889	—
Adoption of accounting pronouncement related to uncertain income tax positions	—	—	31	—	31	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2007, net of tax of $840 million	—	—	—	1,527	1,527	1,527
Reclassification adjustment for recognition of prior period amounts, net of tax of $98 million	—	—	—	179	179	179
Other, net of tax of $7 million	—	—	—	4	4	4
Balance at December 31, 2007	409	—	11,247	(1,851)	9,805	$4,743

Net earnings	—	—	3,217	—	3,217	$3,217
Common stock dividends declared ($1.83 per share)	—	—	(737)	—	(737)	—
Repurchases of common stock	(29)	(796)	(2,106)	—	(2,931)	—
Stock-based awards and ESOP activity	8	738	—	—	746	—
Conversion of debentures	5	58	—	—	63	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2008, net of tax benefit of $4,011 million	—	—	—	(7,299)	(7,299)	(7,299)
Reclassification adjustment for recognition of prior period amounts, net of tax of $25 million	—	—	—	46	46	46
Foreign currency translation adjustments	—	—	—	(74)	(74)	(74)
Other, net of tax of $16 million	—	—	—	29	29	29
Balance at December 31, 2008	393	—	11,621	(9,149)	2,865	$(4,081)

Net earnings	—	—	3,024	—	3,024	$3,024
Common stock dividends declared ($2.34 per share)	—	—	(908)	—	(908)	—
Repurchases of common stock	(25)	(440)	(1,386)	—	(1,851)	—
Stock-based awards and ESOP activity	5	440	—	—	445	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2009, net of tax of $121 million	—	—	—	214	214	214
Reclassification adjustment for recognition of prior period amounts, net of tax of $158 million	—	—	—	281	281	281
Foreign currency translation adjustments	—	—	—	82	82	82
Other, net of tax of $13 million	—	—	—	(23)	(23)	(23)
Balance at December 31, 2009	$373	$—	$12,351	$(8,595)	$4,129	$3,578

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

December 31, 2009

Note 1 – Significant Accounting Policies

Organization – Lockheed Martin Corporation is a global security company engaged in the research, design, development, manufacture, integration, operation, and sustainment of advanced technology systems and products, and provides a broad range of management, engineering, technical, scientific, logistic, and information services. As a systems integrator, our products and services range from electronics and information systems, including integrated net-centric solutions, to missiles, aircraft, and spacecraft. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government.

Basis of consolidation and classifications – Our consolidated financial statements include the accounts of subsidiaries we control and other entities where we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories, customer advances, and certain amounts in other current liabilities are primarily attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in Current Assets and Current Liabilities. We have reclassified certain amounts for prior years to conform to the 2009 presentation.

We have evaluated subsequent events through the time of filing this Form 10-K with the United States Securities and Exchange Commission (SEC) on February 25, 2010. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in these financial statements.

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

Receivables – Receivables include amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on long-term contracts that have been recognized for accounting purposes but not yet billed to customers. As we recognize those revenues, we reflect appropriate amounts of customer advances, performance-based payments, and progress payments as an offset to the related receivables balance.

Inventories – We record inventories at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and, in the case of contracts with the U.S. Government, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. We reflect those advances and payments as an offset against the related inventory balances. We expense general and administrative costs related to products and services provided essentially under commercial terms and conditions as incurred. We determine the costs of other product and supply inventories by the first-in first-out or average cost methods.

Property, plant and equipment – We include property, plant, and equipment on our Balance Sheet principally at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets, and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment.

Goodwill – We evaluate goodwill for potential impairment annually on October 1, or if impairment indicators are present. Our evaluation includes comparing the fair value of a reporting unit, using a discounted cash flow methodology, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, we measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. We define reporting units at the business segment level or one level below the business segment.

Purchased intangibles – We amortize on a straight-line basis intangible assets acquired as part of business combinations over their estimated useful lives unless their useful lives are determined to be indefinite. For material business combinations, the amounts we record related to purchased intangibles are determined from independent valuations. Our purchased intangibles primarily relate to contracts and programs acquired and customer relationships, which are amortized over periods of 10 years or less, and trade names that have indefinite lives. As of December 31, 2009 and 2008, purchased intangibles totaled $311 million and $355 million, net of accumulated amortization of $2,203 million and $2,098 million. Amortization expense related to these intangible assets was $104 million in 2009, $118 million in 2008, and $153 million in 2007. We estimate amortization expense will be $103 million in 2010, $93 million in 2011, $36 million in 2012, $27 million in 2013, and $7 million in 2014. The unamortized balance of purchased intangibles at December 31, 2009 included $41 million of intangibles with indefinite lives.

Capitalized software – We capitalize certain direct costs associated with the development of internal-use software. Expenditures are included in operating activities on our Statement of Cash Flows. The amounts capitalized are included in other assets on our Balance Sheet and amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to seven years. We amortize capitalized internal-use software beginning when the asset is substantially ready for use. As of December 31, 2009 and 2008, capitalized software totaled $887 million and $758 million, net of accumulated amortization of $948 million and $796 million. Amortization expense related to capitalized software was $152 million in 2009, $135 million in 2008, and $114 million in 2007.

Customer advances and amounts in excess of cost incurred – We receive advances, performance-based payments, and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. Government. We classify such advances, other than those reflected as a reduction of receivables or inventories as discussed above, as Current Liabilities.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our best estimate of the costs to be incurred for remediation at a particular site within a range of estimates for that site or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We expect to include a substantial portion of environmental costs in net sales and cost of sales pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record an asset for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. We include the portion of those costs expected to be allocated to commercial business or that is determined to be unallowable for pricing under U.S. Government contracts in cost of sales at the time the liability is established.

Sales and earnings – We record sales and anticipated profits under long-term fixed-price design, development, and production (DD&P) contracts on a percentage of completion basis, generally using units-of-delivery as the basis to measure progress toward completing the contract and recognizing revenue. We include estimated contract profits in earnings in proportion to recorded sales. We record sales under certain long-term fixed-price DD&P contracts that, among other factors, provide for the delivery of minimal quantities or require a substantial level of development effort in relation to total contract value, upon achievement of performance milestones or using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs we incur to our estimate of total costs at completion. We record sales and an estimated profit under DD&P cost-reimbursement-type contracts as costs are incurred in the proportion that the incurred costs bear to total estimated costs. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined. We record sales of products and services provided under essentially commercial terms and conditions upon delivery and passage of title.

We consider incentives or penalties related to performance on DD&P contracts in estimating sales and profit rates, and record them when there is sufficient information to assess anticipated contract performance. We also consider estimates of award fees in estimating sales and profit rates based on actual awards and anticipated performance. We do not recognize incentive provisions that increase or decrease earnings based solely on a single significant event until the event occurs. We only include amounts representing contract change orders, claims, or other items in sales when they can be reliably estimated and realization is probable.

We record revenue under contracts for services other than those associated with DD&P activities either as services are performed or when a contractually required event has occurred, depending on the contract. The majority of our service contracts is in our Information Systems & Global Services segment. We record revenue under such services contracts on a straight-line basis over the period of contract performance, unless evidence suggests that the revenue is earned or the obligations are fulfilled in a different pattern. Costs we incur under these services contracts are expensed as incurred, except that we capitalize and recognize initial “set-up” costs over the life of the agreement. Award and incentive fees related to our performance on services contracts are recognized when they are fixed or determinable, which is typically on the date the amount is communicated to us by the customer.

Research and development and similar costs – Except for certain arrangements described below, we account for independent research and development costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements. Costs for product development initiatives we sponsor that are not otherwise allocable are charged to expense when incurred. Under some arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is expensed as incurred. Independent research and development costs charged to cost of sales totaled $750 million in 2009, $719 million in 2008, and $678 million in 2007. Costs we incur under customer-sponsored research and development programs pursuant to contracts are accounted for as net sales and cost of sales under the contract.

Restructuring activities – Under existing U.S. Government regulations, certain costs we incur for consolidation or restructuring activities that we can demonstrate will result in savings in excess of the cost to implement those actions can be deferred and amortized for government contracting purposes and included as allowable costs in future pricing of our products and services to agencies of the U.S. Government. Assets recorded at December 31, 2009 and 2008 for deferred costs related to various consolidation and restructuring activities were not material.

Impairment of certain long-lived assets – We review the carrying values of long-lived assets other than goodwill for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying value.

Investments in marketable securities – Investments in marketable securities consist of debt and equity securities of publicly-traded companies and are accounted for at fair value. Marketable securities are classified as either available-for-sale securities or trading securities. If classified as available-for-sale securities, unrealized gains and losses are reflected net of income taxes in accumulated other comprehensive income (loss) on the Statement of Stockholders’ Equity. If declines in the value of investments are determined to be other than temporary, a loss is recorded in earnings in the current period. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. As of December 31, 2009 and 2008, the fair value of our available-for-sale securities totaled $346 million and $61 million and was included in other current assets on the Balance Sheet.

If marketable securities are classified as trading securities, unrealized gains and losses are recorded in other non-operating income (expense), net on the Statement of Earnings. As of December 31, 2009 and 2008, the fair value of our trading securities totaled $757 million and $500 million and was included in other assets on the Balance Sheet. Our net unrealized gains (losses) on trading securities were $115 million in 2009, $(158) million in 2008, and $(13) million in 2007. Our trading securities are held in a Rabbi Trust, which includes investments to fund certain of our nonqualified deferred compensation plans.

We record realized gains and losses on marketable securities in other non-operating income (expense), net. For purposes of computing realized gains and losses, we determine cost on a specific identification basis.

Equity method investments – Investments where we have the ability to exercise significant influence over the investee are accounted for under the equity method of accounting and are included in other assets on the Balance Sheet. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income (expense), net since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.

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

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at December 31, 2009 and 2008 was $1.9 billion and $1.4 billion. There were no interest rate derivatives outstanding at December 31, 2009 and 2008.

The effect of our derivative instruments on the Statement of Earnings for the years ended December 31, 2009, 2008, and 2007 was not material. The fair values of our derivative assets as of December 31, 2009 and 2008 were $21 million and $100 million and were recorded in other current assets. The fair values of our derivative liabilities as of December 31, 2009 and 2008 were $23 million and $48 million and were recorded in other current liabilities. These amounts were not material to our financial statements. See Note 15 for further discussion on the fair value measurements related to our derivative instruments.

Stock-based compensation – We recognize compensation cost related to all share-based payments (stock options, restricted stock awards, and restricted stock units) based on their estimated fair value at the date of grant.

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

Comprehensive income (loss) – Comprehensive income (loss) and its components are presented on the Statement of Stockholders’ Equity.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	2009	2008

Postretirement benefit plan adjustments	$(8,564)	$(9,059)
Foreign currency translation adjustments	(26)	(108)
Other, net	(5)	18
	$(8,595)	$(9,149)

Recent accounting pronouncements – In October 2009, the Financial Accounting Standards Board (FASB) revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the potential effect, if any, on our financial statements.

In June 2009, the FASB issued an accounting standard that changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to continuously assess whether they must consolidate VIEs. This standard is effective for us beginning on January 1, 2010. We do not expect the adoption of this accounting standard will have a material impact on our financial statements.

In December 2008, the FASB issued an accounting standard that requires additional disclosures about assets held in defined benefit pension plans and other postretirement plans (see Note 10). The accounting standard requires us to disclose the fair value of each major category of plan assets, the level within the fair value hierarchy that each major category of plan assets falls, and reconcile the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs (Level 3 in the hierarchy). We adopted the provisions of the standard beginning with our 2009 annual consolidated financial statements.

In 2009, we adopted accounting standards issued by the FASB related to the following topics, none of which had a material effect on our financial statements:

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

Effective January 1, 2007, we adopted a FASB interpretation that sets forth consistent rules for accounting for uncertain income tax positions in accordance with GAAP (see Note 8). The cumulative effect of applying the provisions of this interpretation was a $31 million noncash increase to our opening balance of retained earnings in 2007.

In May 2008, the FASB issued an accounting standard that affects the accounting for certain convertible debt instruments. The standard was effective beginning with our first quarter 2009 financial reporting, requires retrospective application to all periods presented, and does not grandfather existing debt instruments. The standard would have changed the accounting for our previously outstanding $1.0 billion in original principal amount of floating rate convertible debentures in that it would have required that we bifurcate the proceeds from the debt issuance between a debt and equity component as of the August 2003 issuance date and through the August 2008 date that they were converted or redeemed. The equity component would have reflected the value of the conversion feature of the debentures. We did not adopt the provisions of the standard for the floating rate convertible debentures that were delivered for conversion or redeemed in August 2008, as the effect on our previously reported financial statements was not material.

In December 2007, the FASB issued an accounting standard that required that the noncontrolling interests in consolidated subsidiaries be presented as a separate component of stockholders’ equity in the balance sheet, that the amount of consolidated net earnings attributable to the parent and the noncontrolling interest be separately presented in the statement of earnings, and that the amount of consolidated other comprehensive income attributable to the noncontrolling interest be separately disclosed. The standard also required gains or losses from the sale of stock of subsidiaries where control is maintained to be recognized as an equity transaction. The standard was effective beginning with our first quarter 2009 financial reporting. We did not adopt the presentation or disclosure provisions of this standard relative to our noncontrolling interests, as the effect on our financial statements was not material.

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

Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

(In millions, except per share data)	2009	2008	2007

Net earnings for basic and diluted computations	$3,024	$3,217	$3,033
Weighted average common shares outstanding
Average number of common shares outstanding for basic computations	384.8	399.7	416.0
Dilutive stock options, restricted stock and convertible securities	4.1	9.7	11.1
Average number of common shares outstanding for diluted computations	388.9	409.4	427.1

Earnings per common share
Basic	$7.86	$8.05	$7.29
Diluted	$7.78	$7.86	$7.10

Stock options to purchase 11.2 million and 3.5 million shares of common stock outstanding at December 31, 2009 and 2008 had exercise prices that were in excess of the average market price of our common stock at the respective dates. As such, we did not include these stock options in our calculation of diluted earnings per share, as their effect would have been anti-dilutive. No stock options to purchase common stock outstanding at December 31, 2007 had exercise prices that were in excess of the average market price of our common stock at December 31, 2007.

As of August 15, 2008, all of our $1.0 billion of floating rate convertible debentures had been delivered for conversion or were redeemed. Upon conversion of the debentures, we paid cash for the principal amount of the debentures relative to our conversion obligations, and satisfied the conversion obligations in excess of the principal amount by issuing 5.0 million shares of our common stock (see Note 9). The accounting standard for earnings per share required an assumption that shares would be used to pay the conversion obligations in excess of the accreted principal amount and that those shares would be included in our calculation of weighted average common shares outstanding for the diluted earnings per share computation up to the date the convertible securities were converted. The number of shares included in the computation for the year ended December 31, 2007 did not have a material impact on earnings per share.

Note 3 – Other Income (Expense), Net

The components of other income (expense), net included the following:

(In millions)	2009	2008	2007
Included in operating profit
Equity in net earnings of equity investees	$282	$289	$203
Loss on sale of foreign subsidiary	(24)	—	—
Gain on sale of ownership interests in LKEI and ILS	—	108	—
Earnings from elimination of reserves associated with various land sales	—	85	—
Gain on sale of Comsat International	—	—	25
Gain on sales of land	—	—	25
Reversal of legal reserves due to settlement	—	—	21
Other activities, net	(16)	—	19
	$242	$482	$293

See Note 14 for a discussion of certain transactions included in the table above.

Other non-operating income (expense), net consisted of gains (losses) on investments held in the Rabbi Trust and interest income associated with our cash, cash equivalents, and short-term investments.

Note 4 – Information on Business Segments

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services, and Space Systems. We organize our business segments based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. With respect to the caption “Operating profit,” the reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment (see discussion below), costs for certain stock-based compensation programs (including stock-based compensation costs for stock options and restricted stock as discussed in Note 12), the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the operating segments and other miscellaneous Corporate activities. Since the activities of the investees in which certain business segments hold equity interests are closely aligned with the operations of those segments, the equity earnings (losses) from those investees are included in the operating profit of the respective segments. For financial data other than operating profit where amounts are reconciled to consolidated totals, all activities other than those pertaining to the principal business segments are included in “Corporate activities.”

The FAS/CAS pension adjustment represents the difference between pension expense or income calculated for financial reporting purposes under GAAP and pension costs calculated and funded in accordance with U.S. Government Cost Accounting Standards (CAS), which are reflected in our business segment results. CAS is a major factor in determining our pension funding requirements, and governs the extent of allocability and recoverability of pension costs on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts, and therefore recognized in segment net sales. The results of operations of our segments only include pension expense as determined and funded in accordance with CAS rules.

Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. These intercompany transactions are eliminated in consolidation and for purposes of the presentation of net sales in the related table that follows. Other accounting policies of the business segments are the same as those described in Note 1.

The following is a brief description of the activities of the principal business segments:

•

Aeronautics – Engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Major products and programs include design, development, production and sustainment of the F-35 international multi-role, stealth fighter; the F-22 air dominance and multi-mission stealth fighter; the F-16 international multi-role fighter; the C-130J tactical transport aircraft; the C-5M strategic airlifter modernization program; and support for the P-3 maritime patrol aircraft and the U-2 high-altitude reconnaissance aircraft. The Skunk Works advanced development organization provides next generation innovative system solutions using rapid prototype applications and advanced technologies.

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

•

Information Systems & Global Services – Engaged in providing federal services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications and customers. Information Systems & Global Services provides a full life-cycle support and highly specialized talent in the areas of software and systems engineering, including capabilities in space, air and ground systems, and also provides logistics, mission operation support, peacekeeping, and nation-building services for a wide variety of defense and civil government agencies in the U.S. and abroad.

•

Space Systems – Engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. The Satellite product line includes both government and commercial satellites. Strategic & Defensive Missile Systems includes missile defense technologies and systems and fleet ballistic missiles. Space Transportation Systems includes portions of the next generation human space flight system. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities and expendable launch services for the U.S. Government.

Selected Financial Data by Business Segment

(In millions)	2009	2008	2007
Net sales
Aeronautics	$12,201	$11,473	$12,303
Electronic Systems	12,204	11,620	11,143
Information Systems & Global Services	12,130	11,611	10,213
Space Systems	8,654	8,027	8,203
Total	$45,189	$42,731	$41,862

Operating profit (a)
Aeronautics	$1,577	$1,433	$1,476
Electronic Systems	1,595	1,508	1,410
Information Systems & Global Services	1,011	1,076	949
Space Systems	972	953	856
Total business segments	5,155	4,970	4,691
Unallocated Corporate income (expense), net (b)	(689)	161	(164)
Operating profit	$4,466	$5,131	$4,527

Intersegment revenue
Aeronautics	$210	$147	$147
Electronic Systems	791	625	595
Information Systems & Global Services	994	937	1,054
Space Systems	122	203	150
Total	$2,117	$1,912	$1,946

Depreciation and amortization of plant and equipment
Aeronautics	$198	$190	$181
Electronic Systems	242	252	227
Information Systems & Global Services	69	66	68
Space Systems	182	166	136
Total business segments	691	674	612
Corporate activities	59	53	54
Total	$750	$727	$666

Amortization of purchased intangibles
Aeronautics	$50	$50	$50
Electronic Systems	11	10	27
Information Systems & Global Services	41	44	55
Space Systems	2	5	9
Total business segments	104	109	141
Corporate activities	—	9	12
Total	$104	$118	$153

Expenditures for property, plant and equipment
Aeronautics	$248	$227	$235
Electronic Systems	264	267	327
Information Systems & Global Services	54	80	75
Space Systems	210	231	228
Total business segments	776	805	865
Corporate activities	76	121	75
Total	$852	$926	$940

Selected Financial Data by Business Segment (continued)

(In millions)	2009	2008	2007

Assets (c)
Aeronautics	$4,356	$3,521	$3,014
Electronic Systems	9,106	8,515	8,500
Information Systems & Global Services	7,457	7,593	7,477
Space Systems	3,097	2,908	2,977
Total business segments	24,016	22,537	21,968
Corporate activities (d)	11,095	10,902	6,958
Total	$35,111	$33,439	$28,926

Goodwill
Aeronautics	$148	$148	$148
Electronic Systems	4,970	4,573	4,518
Information Systems & Global Services	4,337	4,334	4,265
Space Systems	493	471	456
Total	$9,948	$9,526	$9,387

Customer advances and amounts in excess of costs incurred
Aeronautics	$2,389	$2,132	$1,833
Electronic Systems	2,281	2,002	1,801
Information Systems & Global Services	188	187	202
Space Systems	191	214	376
Total	$5,049	$4,535	$4,212

(a)	Operating profit included equity in net earnings (losses) of equity investees as follows:

(In millions)	2009	2008	2007
Aeronautics	$9	$21	$25
Electronic Systems	42	36	58
Information Systems & Global Services	15	8	6
Space Systems	218	224	134
Total business segments	284	289	223
Corporate activities	(2)	—	(20)
Total	$282	$289	$203

(b)	Unallocated Corporate income (expense), net includes the following:

(In millions)	2009	2008	2007
FAS/CAS pension adjustment	$(456)	$128	$(58)
Items not considered in segment operating performance	—	193	71
Stock-based compensation	(154)	(155)	(149)
Other	(79)	(5)	(28)
	$(689)	$161	$(164)

For information regarding the items not considered in management’s evaluation of segment operating performance, see Notes 3 and 14 to the consolidated financial statements.

(c)	We have no significant long-lived assets located in foreign countries.
(d)	Assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, deferred environmental assets, and investments in the Rabbi Trust.

Selected Financial Data by Business Segment (continued)

Net Sales by Customer Category

(In millions)	2009	2008	2007
U.S. Government
Aeronautics	$10,151	$9,268	$9,597
Electronic Systems	8,494	8,247	8,196
Information Systems & Global Services	11,364	10,850	9,591
Space Systems	8,405	7,685	7,681
Total	$38,414	$36,050	$35,065

Foreign governments (a) (b)
Aeronautics	$1,990	$2,043	$2,531
Electronic Systems	3,314	3,039	2,672
Information Systems & Global Services	510	390	284
Space Systems	27	15	13
Total	$5,841	$5,487	$5,500

Commercial and Other (b)
Aeronautics	$60	$162	$175
Electronic Systems	396	334	275
Information Systems & Global Services	256	371	338
Space Systems	222	327	509
Total	$934	$1,194	$1,297
	$45,189	$42,731	$41,862

(a)	Sales made to foreign governments through the U.S. Government, or “foreign military sales,” are included in the “Foreign governments” category.
(b)	International sales, including export sales reflected in the “Foreign governments” and “Commercial and Other” categories, were $6.5 billion in 2009, $5.9 billion in 2008, and $6.3 billion in 2007.

Note 5 – Receivables

Receivables consisted of the following components:

(In millions)	2009	2008

U.S. Government
Amounts billed	$1,648	$1,698
Unbilled costs and accrued profits	2,718	2,590
Less: customer advances and progress payments	(486)	(471)
	3,880	3,817

Foreign governments and commercial
Amounts billed	598	487
Unbilled costs and accrued profits	1,811	1,127
Less: customer advances	(228)	(135)
	2,181	1,479
	$6,061	$5,296

We expect to bill substantially all of the December 31, 2009 unbilled costs and accrued profits during 2010.

Note 6 – Inventories

Inventories consisted of the following components:

(In millions)	2009	2008

Work-in-process, primarily related to long-term contracts and programs in progress	$5,565	$4,631
Less: customer advances and progress payments	(3,941)	(3,396)
	1,624	1,235
Other inventories	559	667
	$2,183	$1,902

Work-in-process inventories at December 31, 2009 and 2008 included general and administrative costs of $703 million and $434 million. During 2009, 2008, and 2007, general and administrative costs incurred and recorded in inventories totaled $2,377 million, $2,344 million, and $2,077 million, and general and administrative costs charged to cost of sales from inventories totaled $2,108 million, $2,213 million, and $2,103 million.

Note 7 – Property, Plant, and Equipment

Property, plant, and equipment consisted of the following components:

(In millions)	2009	2008

Land	$112	$109
Buildings	5,010	4,756
Machinery and equipment	6,283	6,034
	11,405	10,899
Less: accumulated depreciation and amortization	(6,885)	(6,411)
	$4,520	$4,488

Note 8 – Income Taxes

Our provision for federal and foreign income tax expense consisted of the following components:

(In millions)	2009	2008	2007

Federal income taxes
Current	$710	$1,385	$1,199
Deferred	557	72	107
Total federal income taxes	1,267	1,457	1,306
Foreign income taxes
Current	8	28	26
Deferred	(15)	—	3
Total foreign income taxes	(7)	28	29
Income tax expense	$1,260	$1,485	$1,335

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and other matters disclosed in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $144 million for 2009, $221 million for 2008, and $199 million for 2007.

Our reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% to actual income tax expense is as follows:

(In millions)	2009	2008	2007
Income tax expense at the U.S. federal statutory tax rate	$1,499	$1,646	$1,528
Reduction in tax expense:
U.S. production activity benefit	(39)	(67)	(55)
Research tax credit	(43)	(36)	(30)
Tax deductible dividends	(49)	(38)	(32)
Closure of IRS examinations	(69)	—	(59)
Other, net	(39)	(20)	(17)
Income tax expense	$1,260	$1,485	$1,335

In 2009, the IRS examinations of our U.S. Federal Income Tax Returns for the years 2005-2007 and 2008 were resolved and settled. As a result, we recognized additional tax benefits and reduced our income tax expense for 2009 by $69 million ($0.18 per share), including related interest. This reduction in income tax expense reduced our effective income tax rate for 2009 by 1.6%. In 2007, the IRS examination of our U.S. Federal Income Tax Returns for the years 2003 – 2004 was resolved and settled, and claims were filed for additional extraterritorial income (ETI) tax benefits for years prior to 2005. As a result, we recognized additional tax benefits and reduced our income tax expense for 2007 by $59 million ($0.14 per share), including related interest, which reduced our effective tax rate for 2007 by 1.4%.

Current income taxes payable of $217 million and $277 million at December 31, 2009 and 2008 are included in other current liabilities on the Balance Sheet.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2009	2008

Deferred tax assets related to:
Contract accounting methods	$391	$363
Accrued compensation and benefits	796	745
Pensions (a)	3,664	4,361
Other postretirement benefit obligations	565	580
Foreign company operating losses and credits	15	34
Gross deferred tax assets	5,431	6,083
Valuation allowance (b)	(13)	(30)
Net deferred tax assets	5,418	6,053

Deferred tax liabilities related to:
Goodwill and purchased intangibles	371	365
Property, plant and equipment	343	235
Other	111	63
Deferred tax liabilities	825	663
Net deferred tax assets (c)	$4,593	$5,390

(a)	The decrease in the deferred tax balance for the pension plans resulted from decreases in accrued pension liabilities.
(b)	A valuation allowance has been provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
(c)

Net deferred tax assets as of December 31, 2009 and 2008 includes $1 million of net foreign current deferred tax liabilities and $16 million of net foreign noncurrent deferred tax liabilities, which are included on the Balance Sheet in other current liabilities and other liabilities, respectively.

We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments that, exclusive of interest, totaled $217 million and $250 million at December 31, 2009 and 2008. The change in the liabilities resulted from the following:

(In millions)	2009	2008
Balance at January 1	$250	$195
Tax positions related to the current year	39	55
Increase (decrease) related to tax positions in prior years:
Recognition of benefits from resolution of issues with IRS	(54)	—
Decreases related to settlements with taxing authorities	(18)	—
Balance at December 31	$217	$250

The liabilities at the end of 2009 and 2008 were recorded in other current liabilities on the Balance Sheet. At December 31, 2009 and 2008, the amount of unrecognized tax benefits from permanent tax adjustments that, if recognized, would affect the effective tax rate, was $210 million and $238 million. The amount of net interest and penalties recognized as a component of income tax expense during 2009, 2008, and 2007, as well as the amount of interest and penalties accrued at December 31, 2009 and 2008, was not material.

We have protested to the IRS Appeals Division certain proposed adjustments related to tax years 2003-2004, 2005-2007, and 2008, and we expect these issues to be resolved over the next year. It is reasonably possible that resolution of these and other matters over the next year could cause a reduction in our unrecognized tax benefits of up to $185 million, only a portion of which may affect net earnings.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2003.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $123 million, $139 million, and $136 million that have not been distributed by our non-U.S. companies during 2009, 2008, and 2007. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance. If these earnings were remitted, we estimate that the additional income taxes after foreign tax credits would be approximately $29 million in 2009, $16 million in 2008, and $11 million in 2007.

Our federal and foreign income tax payments, net of refunds received, were $986 million in 2009, $1,234 million in 2008, and $1,131 million in 2007. Included in these amounts are tax payments and refunds related to our divestiture activities.

Note 9 – Debt

Our long-term debt is primarily in the form of publicly issued notes and debentures, as follows:

(In millions)	Interest Rate	2009	2008

Notes due 12/1/2009	8.20%	$—	$241
Notes due 3/14/2013	4.12%	500	500
Debentures due 4/15/2013	7.38%	150	150
Debentures due 5/1/2016	7.65%	600	600
Notes due 11/15/2019	4.25%	900	—
Debentures due 9/15/2023	7.00%	200	200
Notes due 6/15/2024	8.38%	167	167
Debentures due 6/15/2025	7.63%	150	150
Debentures due 5/1/2026	7.75%	423	423
Debentures due 12/1/2029	8.50%	317	317
Debentures due 5/1/2036	7.20%	300	300
Notes due 9/1/2036	6.15%	1,079	1,079
Notes due 11/15/2039	5.50%	600	—
Unamortized discount	N/A	(351)	(340)
Other	Various	17	18
		5,052	3,805
Less: Current maturities of long-term debt		—	(242)
		$5,052	$3,563

In November 2009, we issued a total of $1.5 billion of long-term notes in a registered public offering, $900 million of which are due in 2019 and have a fixed coupon interest rate of 4.25%. The remaining $600 million of long-term notes are due in 2039 and have a fixed coupon interest rate of 5.50%. In March 2008, we issued $500 million of long-term notes in a registered public offering. These notes are due in 2013 and have a fixed coupon interest rate of 4.12%.

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

At December 31, 2009 and 2008, we had in place a $1.5 billion revolving credit facility with a group of banks, which expires in June 2012. There were no borrowings outstanding under the facility at December 31, 2009 and 2008. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at December 31, 2009 and 2008. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility.

Our scheduled long-term debt maturities following December 31, 2009 are: $0 million in 2010, 2011, and 2012; $650 million in 2013; $0 million in 2014; and $4,753 million thereafter. These amounts do not include the remaining $351 million of unamortized discount as of December 31, 2009.

Interest payments were $286 million in 2009, $320 million in 2008, and $327 million in 2007.

Note 10 – Postretirement Benefit Plans

Defined Contribution Plans

We maintain a number of defined contribution plans, most with 401(k) features that cover substantially all of our employees. Under the provisions of our 401(k) plans, most employees’ eligible contributions are matched at rates specified in the plan documents. Our contributions were $364 million in 2009, $351 million in 2008, and $327 million in 2007, the majority of which were funded in our common stock.

Our Salaried Savings Plan is a defined contribution plan with a 401(k) feature that includes an Employee Stock Ownership Plan (ESOP) Fund. Our matching contributions to the Salaried Savings Plan have been fulfilled through newly issued shares or purchases of common stock from participant account balance reallocations. At December 31, 2009, the Salaried Savings Plan held 60.3 million issued and outstanding shares of our common stock, all of which were allocated to participant accounts.

Certain plans for hourly employees include an ESOP Fund. In one such plan, the match is made, generally at the election of the participant, in either our common stock or cash that may be invested at the participant’s direction in one of the plan’s other investment options. Contributions to these plans were made with newly issued shares to the Hourly ESOP Fund or through cash contributed to the trust for the Hourly ESOP Fund. Any contributions that participants directed to be invested in our common stock were used by the investment manager to purchase common stock either in the open market or from participant account balance reallocations. This ESOP Fund held 1.9 million issued and outstanding shares of our common stock at December 31, 2009, all of which were allocated to participant accounts.

Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans

Most of our employees hired on or before December 31, 2005 are covered by qualified defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union represented employees hired on or after January 1, 2006 do not participate in our qualified defined benefit pension plans, but are eligible to participate in our qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. We have made contributions to trusts established to pay future benefits to eligible retirees and dependents (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans). We use December 31 as the measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for each of the years presented were based on assumptions in effect at the end of the respective preceding year.

The rules related to accounting for postretirement benefit plans under GAAP require us to recognize on a plan-by-plan basis the funded status of our postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

Benefit Obligations and Funded Status

The following provides a reconciliation of benefit obligations, plan assets, and unfunded status related to our qualified defined benefit pension plans and retiree medical and life insurance plans:

	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
(In millions)	2009	2008	2009	2008
Change in benefit obligations
Benefit obligations at beginning of year	$30,421	$28,138	$2,812	$2,945
Service cost	870	823	34	43
Interest cost	1,812	1,741	165	180
Benefits paid	(1,510)	(1,474)	(366)	(368)
Medicare Part D subsidy	—	—	36	41
Actuarial losses (gains)	1,153	1,103	106	(178)
Amendments	70	89	9	10
Divestitures	1	1	—	—
Participants’ contributions	—	—	142	139
Benefit obligations at end of year	$32,817	$30,421	$2,938	$2,812
Change in plan assets
Fair value of plan assets at beginning of year	$18,539	$27,259	$1,426	$2,017
Actual return on plan assets	3,644	(7,354)	330	(525)
Benefits paid	(1,510)	(1,474)	(366)	(368)
Medicare Part D subsidy	—	—	36	41
Our contributions	1,482	109	60	120
Participants’ contributions	—	—	142	139
Divestitures and other	(1)	(1)	2	2
Fair value of plan assets at end of year	$22,154	$18,539	$1,630	$1,426
Unfunded status of the plans	$(10,663)	$(11,882)	$(1,308)	$(1,386)
Amounts recognized in the Balance Sheet
Prepaid pension asset	$160	$122	$—	$—
Accrued postretirement benefit liabilities	(10,823)	(12,004)	(1,308)	(1,386)
Accumulated other comprehensive (income) loss (pre-tax) related to:
Net actuarial losses	11,809	12,574	564	723
Prior service cost (credit)	457	467	(53)	(85)

The accumulated benefit obligation for all qualified defined benefit pension plans was $29.0 billion and $26.9 billion at December 31, 2009 and 2008.

For qualified defined benefit pension plans in which the accumulated benefit obligation (ABO) was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO, and fair value of the plans’ assets are presented below.

(In millions)	2009	2008
Projected benefit obligation	$32,689	$30,292
Accumulated benefit obligation	28,920	26,814
Fair value of plan assets	21,866	18,288

The following provides a reconciliation of benefit obligations and the unfunded status related to our nonqualified defined benefit pension plans. We have set aside certain assets totaling $328 million and $161 million as of December 31, 2009 and 2008 in a Rabbi Trust which we expect to be used to pay obligations under our nonqualified plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the qualified defined benefit pension and retiree medical and life insurance plans in the table above.

	Nonqualified Defined Benefit Pension Plans
(In millions)	2009	2008
Change in benefit obligations
Benefit obligations at beginning of year	$ 647	$ 610
Service cost	15	13
Interest cost	39	38
Benefits paid	(50)	(57)
Actuarial losses (gains)	86	43
Benefit obligations at end of year	$ 737	$ 647
Unfunded status of the plans (recognized in other liabilities)	$ (737)	$ (647)

The unrecognized net actuarial losses at December 31, 2009 and 2008 were $372 million and $309 million, and the unrecognized prior service costs were not material. The expense associated with these plans totaled $76 million in 2009, $71 million in 2008, and $73 million in 2007. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $70 million and $74 million as of December 31, 2009 and 2008. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position, or cash flows.

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

The following postretirement benefit plan amounts were included as adjustments to other comprehensive income (loss), net of tax, during the years ended December 31, 2009 and 2008. The amounts listed under “Incurred but Not Recognized” reflect actuarial gains or losses due to differences between actual experience and the actuarial assumptions, and prior service costs or credits from improvements or reductions in plan benefits, each of which occurred during 2009 and 2008 and were recognized as a component of other comprehensive income at the end of the year. The amounts listed under “Reclassification Adjustment for Prior Period Amounts Recognized” reflect amounts that were amortized as a component of expense for the year and are no longer included in accumulated other comprehensive income as of the end of the year.

	Incurred but Not Recognized		Reclassification Adjustment for Prior Period Amounts Recognized
(In millions)	2009	2008	2009	2008

	Gains (losses)		(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$298	$(6,865)	$195	$1
Retiree medical and life insurance plans	77	(323)	27	1
Nonqualified defined benefit pension plans	(55)	(28)	15	13
Foreign benefit and other plans	(55)	(21)	7	(5)
	265	(7,237)	244	10

	Credit (cost)		(Credit) cost
Prior service credit and cost
Qualified defined benefit pension plans	(45)	(58)	52	52
Retiree medical and life insurance plans	(6)	(6)	(15)	(16)
Foreign benefit and other plans	—	2	—	—
	(51)	(62)	37	36
	$214	$(7,299)	$281	$46

The unrecognized actuarial gain or loss included in accumulated other comprehensive income (loss) at the end of 2009 and expected to be recognized in net pension cost during 2010 is a loss of $595 million ($384 million net of income tax benefits) for our qualified defined benefit pension plans, a loss of $25 million ($16 million net of income tax benefits) for our retiree medical and life insurance plans, and a loss of $27 million ($17 million net of income tax benefits) for our nonqualified defined benefit pension plans. The amounts of unrecognized actuarial gain or loss for the foreign benefit and other plans are not expected to be material. The prior service credit or cost included in accumulated other comprehensive income (loss) at the end of 2009 and expected to be recognized in net pension cost during 2010 is a cost of $83 million ($54 million net of income tax benefits) for our qualified defined benefit pension plans and a credit of $16 million ($10 million net of income taxes) for our retiree medical and life insurance plans. The amounts of prior service cost for the nonqualified, foreign, and other plans are not expected to be material. No plan assets are expected to be returned to us in 2010.

Net Pension and Postretirement Benefit Costs

The net pension cost and the net postretirement benefit cost included the following components:

(In millions)	2009	2008	2007
Qualified defined benefit pension plans
Service cost	$870	$823	$862
Interest cost	1,812	1,741	1,631
Expected return on plan assets	(2,028)	(2,184)	(2,063)
Recognized net actuarial losses	302	2	168
Amortization of prior service cost	80	80	89
Total net pension expense	$1,036	$462	$687
Retiree medical and life insurance plans
Service cost	$34	$43	$51
Interest cost	165	180	189
Expected return on plan assets	(106)	(153)	(144)
Recognized net actuarial losses	42	1	21
Amortization of prior service credit	(23)	(25)	(24)
Total net postretirement expense	$112	$46	$93

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at December 31, 2009 and 2008 related to our postretirement benefit plans were as follows:

	Benefit Obligation Assumptions
	2009	2008
Discount rate	5.875%	6.125%
Rate of increase in future compensation levels	5.000	5.000

The decrease in the discount rate from December 31, 2008 to December 31, 2009 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans at December 31, 2009 of approximately $1.0 billion.

The actuarial assumptions used to determine the net expense related to our postretirement benefit plans in 2009, 2008, and 2007 were as follows:

	Postretirement Benefit Plan Cost Assumptions
	2009	2008	2007
Discount rate	6.125%	6.375%	5.875%
Expected long-term rate of return on assets	8.50	8.50	8.50
Rate of increase in future compensation levels	5.00	5.00	5.00

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested or to be invested to provide for the benefits included in the benefit obligations. That assumption is determined based on a number of factors, including historical market index returns, the anticipated long-term asset allocation of the plans, historical plan return data, plan expenses, and the potential to outperform market index returns.

The medical trend rate used in measuring the postretirement benefit obligation was 10.0% in 2009 for pre-Medicare coverage and 9.5% for post-Medicare coverage, and was assumed to ultimately decrease to 5.0% by year 2020 for pre-Medicare coverage and year 2019 for post-Medicare coverage. A 10.0% rate was also used in 2008, and was assumed to ultimately decrease to 5.0% by the year 2016. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the postretirement benefit obligation of 4.2% and (3.6)% at December 31, 2009, and a change in the 2009 postretirement service cost plus interest cost of 3.7% and (3.2)%. The medical trend rate for 2010 is 10.0% for pre-Medicare coverage and 9.5% for post-Medicare coverage.

Contributions and Expected Benefit Payments

We generally refer to CAS and Internal Revenue Code rules in determining funding requirements for our defined benefit pension plans. In 2009, we made required contributions of $2 million related to our retiree medical and life insurance plans. Also in 2009, we made discretionary contributions of $1,482 million related to our qualified defined benefit pension plans and $58 million related to our retiree medical and life insurance plans. Based on our known requirements as of December 31, 2009, no contributions related to the qualified defined benefit pension plans are expected to be required in 2010. We expect to make further discretionary payments of $1.4 billion related to the qualified defined benefit pension plans in 2010, as we anticipate that funding requirements under the Pension Protection Act beginning in 2011 will be higher than requirements in previous years. We also may review options for further contributions in 2010. Also, we expect to make required contributions related to the retiree medical and life insurance plans in 2010 in the amount of $155 million.

The following benefit payments and receipts, which reflect expected future service, are expected to be paid or received. The payments for the retiree medical and life insurance plans are shown net of estimated employee contributions for the respective years but are not shown net of the anticipated subsidy receipts.

		Retiree Medical and Life Insurance Plans
(In millions)	Qualified Pension Benefits	Payments	Subsidy Receipts (a)
2010	$1,640	$260	$30
2011	1,710	270	40
2012	1,780	280	40
2013	1,860	280	40
2014	1,950	290	50
Years 2015 – 2019	11,260	1,370	230

(a)

Amounts represent subsidy payments expected to be received under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Under that law, the U.S. Government makes subsidy payments to eligible employers to offset the cost of prescription drug benefits provided to plan participants. During 2009 and 2008, we received $36 million and $41 million in subsidy payments.

Plan Assets

Investment policies and strategies – Lockheed Martin Investment Management Company (LMIMCo), our wholly-owned subsidiary, has the fiduciary responsibility for making investment decisions related to the assets of our defined benefit pension plans and retiree medical and life insurance plans. LMIMCo’s investment objectives for the assets of the defined benefit pension and retiree medical and life insurance plans are (1) to minimize the net present value of expected funding contributions; (2) to ensure there is a high probability that each plan meets or exceeds our actuarial long-term rate of return assumptions; and (3) to diversify assets to minimize the risk of large losses. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives.

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives within prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach, and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due.

On a weighted-average basis, LMIMCo’s investment policies require that asset allocations of postretirement benefit plans be maintained within the following approximate ranges:

Asset Class	Asset Allocation Ranges
Cash and cash equivalents	0 – 20%
Equity	15 – 60%
Fixed income	10 – 40%
Alternative investments:
Private equity funds	0 – 10%
Real estate funds	0 – 10%
Hedge funds	0 – 10%
Commodities	0 – 25%

Fair value of plan assets – Beginning in 2009, the rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not included on our Balance Sheet. The following table presents the fair value of the assets of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy as of December 31, 2009. See Note 15 for the description of each level within the fair value hierarchy.

(In millions)	Level 1	Level 2	Level 3	Balance as of December 31, 2009
Cash and cash equivalents	$2,187	$—	$—	$2,187
Equity (a):
U.S. equity securities (b)	4,136	22	—	4,158
International equity securities	3,466	76	16	3,558
Commingled equity funds	1,310	1,450	—	2,760
Fixed income (a) :
Corporate debt securities	—	1,301	5	1,306
U.S. Government securities	—	5,173	—	5,173
Other fixed income securities	—	1,299	37	1,336
Alternative investments:
Private equity funds	—	—	1,730	1,730
Real estate funds	—	—	125	125
Hedge funds	—	—	750	750
Commodities (a)	161	481	—	642
Total	$11,260	$9,802	$2,663	$23,725
Receivables, net				59
Total				$23,784

(a)

Equity securities, fixed income securities, and commodities included derivative assets and liabilities whose fair values were not material as of December 31, 2009. LMIMCo’s investment policies restrict the use of derivatives to either establish long exposures for purposes of expediency or capital efficiency, or to hedge risks to the extent of a plan’s current exposure to such risks. Such derivative transactions are settled on a daily basis.

(b)

U.S. equity securities included shares of our issued and outstanding common stock purchased by investment managers in the amounts of $7 million (less than 0.03% of plan assets) as of December 31, 2009.

As of December 31, 2009, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above.

The following table presents the changes during 2009 in the fair value of plan assets categorized as Level 3 in the preceding table:

(In millions)	International Equity	Coming - led Equity Funds	Corporate Debt	Other Fixed Income	Private Equity Funds	Real Estate Funds	Hedge Funds	Total
Balance at January 1, 2009	$7	$228	$113	$114	$1,417	$163	$973	$3,015
Actual return on plan assets:
Realized gains (losses), net	(1)	—	(21)	1	66	—	(1)	44
Unrealized gains (losses), net	1	92	44	12	133	(103)	57	236
Purchases, sales, and settlements, net	12	—	(71)	(84)	114	65	(279)	(243)
Transfers in and/or out of Level 3	(3)	(320)	(60)	(6)	—	—	—	(389)
Balance at December 31, 2009	$16	$—	$5	$37	$1,730	$125	$750	$2,663

Valuation techniques – Cash equivalents are mostly comprised of short-term money-market instruments and are valued at cost, which approximates fair value.

U.S. equity securities and international equity securities categorized as Level 1 are traded on national and international exchanges and are valued at their closing prices on the last trading day of the year. For U.S. equity securities and international equity securities not traded on an active exchange, or if the closing price is not available, the trustee obtains indicative quotes from a pricing vendor, broker, or investment manager. These securities are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor or categorized as Level 3 if the custodian obtains uncorroborated quotes from a broker or investment manager.

Commingled equity funds are public investment vehicles valued using the Net Asset Value (“NAV”) provided by the fund manager. The NAV is the total value of the fund divided by the number of shares outstanding. Commingled equity funds are categorized as Level 1 if traded at their NAV on a nationally recognized securities exchange or categorized as Level 2 if the NAV is corroborated by observable market data (e.g., purchases or sales activity).

Fixed income securities categorized as Level 2 are valued by the trustee using pricing models that use verifiable observable market data (e.g. interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers, or quoted prices of securities with similar characteristics.

Private equity funds, real estate funds, hedge funds, and certain fixed income securities categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Valuations for private equity funds and real estate funds are determined by the general partners, while hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors.

Commodities categorized as Level 1 are traded on a commodity exchange and are valued at their closing prices on the last trading day of the year. Commodities categorized as Level 2 represent shares in a commingled commodity fund valued using the NAV, which is corroborated by observable market data.

Note 11 – Stockholders’ Equity

At December 31, 2009, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 375 million shares of common stock issued and outstanding, 373 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in the Rabbi Trust. No preferred stock shares were issued and outstanding at December 31, 2009.

In 2002, we announced a share repurchase program for the repurchase of our common stock from time-to-time. Under the program, we have discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of December 31, 2009, our Board of Directors has authorized a total of 178.0 million shares for repurchase under the program, including 20.0 million additional shares that were authorized in September 2009. As of December 31, 2009, we had repurchased a total of 149.2 million shares under the program, and there remained approximately 28.8 million shares that may be repurchased in the future. During 2009, 2008, and 2007, we repurchased 24.9 million, 29.0 million, and 21.6 million common shares under the program for $1,851 million, $2,931 million, and $2,127 million.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1,386 million and $2,106 million recorded as a reduction of retained earnings in 2009 and 2008.

Note 12 – Stock-Based Compensation

During 2009, 2008, and 2007, we recorded non-cash compensation cost related to stock options and restricted stock totaling $154 million, $155 million, and $149 million, which is included on our Statement of Earnings in cost of sales. The net impact to earnings for the respective years was $99 million ($0.26 per share), $100 million ($0.24 per share), and $96 million ($0.22 per share).

Stock-Based Compensation Plans

We had two stock-based compensation plans in place at December 31, 2009: the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we have the right to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock, or stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation.

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

Under the Directors Plan, directors receive approximately 50% of their annual compensation in the form of equity-based compensation. Each director may elect to receive his or her equity-based compensation in the form of stock units that track investment returns to changes in value of our common stock with dividends reinvested, options to purchase common stock, or a combination of the two. Under the Directors Plan, options to purchase common stock have an exercise price of 100% of the market value of the underlying stock on the date of grant. Stock options and stock units issued under the Directors Plan vest 50% on June 30 following the date of grant and 50% on December 31 following the date of grant, except in certain circumstances. The maximum term of a stock option is 10 years.

Our stockholders have approved the Award Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At December 31, 2009, inclusive of the shares reserved for outstanding stock options and RSUs, we had 37 million shares reserved for issuance under our stock option and award plans. At December 31, 2009, 12 million of the shares reserved for issuance remained available for grant under the plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs have been satisfied.

2009 Activity

Stock Options

The following table summarizes stock option activity during 2009:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2008	19,149	$70.44
Granted	4,494	82.46
Exercised	(987)	40.71
Terminated	(106)	91.44
Outstanding at December 31, 2009	22,550	74.04	6.2	$238.9
Vested and unvested-expected-to-vest at December 31, 2009	22,431	73.97	6.2	238.9
Exercisable at December 31, 2009	14,672	64.60	4.9	238.8

Stock options vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The following table pertains to stock options that were granted, vested, and exercised in 2009, 2008, and 2007:

(In millions, except for grant-date fair value of stock options)	2009	2008	2007
Weighted average grant-date fair value of stock options granted	$14.91	$19.31	$23.99
Aggregate fair value of all the stock options that vested	72	78	86
Aggregate intrinsic value of all of the stock options exercised	37	263	361

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

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards during 2009, 2008, and 2007:

	2009	2008	2007
Risk-free interest rate	1.69%	2.83%	4.83%
Dividend yield	2.30%	1.70%	1.70%
Volatility factors	0.244	0.195	0.234
Expected option life	5 years	5 years	5 years

RSU and RSA Activity

The following table summarizes activity related to nonvested RSUs and RSAs during 2009:

	Number of RSUs / RSAs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2008	2,464	$90.13
Granted	1,608	82.49
Vested	(1,004)	74.68
Terminated	(99)	95.46
Nonvested at December 31, 2009	2,969	91.06

Summary of 2009 Activity

As of December 31, 2009, we had $159 million of unrecognized compensation cost related to nonvested stock options, RSUs, and RSAs. We expect that cost to be recognized over a weighted average period of 1.6 years. We received cash from the exercise of stock options totaling $40 million, $248 million, and $350 million during 2009, 2008, and 2007. In addition, we realized tax benefits of $56 million, $111 million, and $133 million from stock-based compensation activities during 2009, 2008, and 2007. We classified $21 million, $92 million, and $124 million of those benefits as a financing cash inflow with a corresponding operating cash outflow in the Statement of Cash Flows. The remainder is classified as cash from operations.

Note 13 – Legal Proceedings, Commitments, and Contingencies

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items that have been previously reported.

Legal Proceedings

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter alleging that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $233 million and US $63 million, based on the exchange rate as of December 31, 2009). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of December 31, 2009), interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position. Following an unsuccessful mediation effort in October 2009, we served notice of arbitration on the MoD pursuant to the contract terms. We plan to seek damages for wrongful termination of the contract (including costs incurred but not paid).

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

We have been in litigation with certain residents of Redlands, California since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. On July 11, 2006, the California Court of Appeal dismissed the plaintiffs’ punitive damages claim. On September 23, 2008, the trial court dismissed the remaining first tier plaintiffs, ending the first round of individual trials; the California Court of Appeal affirmed this dismissal, and the California Supreme Court denied plaintiffs’ petition for review in January 2010. The parties are now working with the trial court to establish the procedures for the litigation of the next round of individual plaintiffs, and pre-trial proceedings are now underway.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions, which results in the calculation of a range of estimates for a particular environmental site. We record a liability for the amount within the range that we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

At December 31, 2009 and 2008, the aggregate amount of liabilities recorded relative to environmental matters was $877 million and $809 million. Approximately $748 million and $694 million are recorded in other liabilities on the Balance Sheet, with the remainder recorded in other current liabilities. A portion of environmental costs is eligible for future recovery in the pricing of our products and services on U.S. Government contracts. We have recorded assets totaling $740 million and $683 million at December 31, 2009 and 2008 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Approximately $630 million and $585 million are recorded in other assets on the Balance Sheet, with the remainder recorded in other current assets.

We perform quarterly reviews of the status of our environmental sites and the related liabilities and assets. Based on the reviews completed during the year, we increased the liability by $68 million and the asset deemed probable of recovery by $57 million from the amounts recorded at December 31, 2008. The amounts that were attributable to our commercial businesses or that were determined to be unallowable for pricing under U.S. Government contracts were expensed through cost of sales.

We cannot reasonably determine the extent of our financial exposure in all cases at this time. There are a number of former operating facilities that we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. We also are pursuing claims for contribution to site cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

We are conducting remediation activities, including under various consent decrees and orders relating to soil or groundwater contamination at certain sites of former or current operations. Under an agreement related to our Burbank and Glendale, California sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds, and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds, and other arrangements aggregating $3.6 billion and $3.1 billion at December 31, 2009 and 2008. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

United Launch Alliance

In connection with the closing of the transaction to form United Launch Alliance, L.L.C. (ULA) on December 1, 2006 (see Note 14), we and Boeing each committed to providing up to $25 million in additional capital contributions and $200 million in other financial support to ULA, as required. As of December 31, 2009, we and Boeing each had provided the $25 million of funding to ULA under the additional capital contribution commitment. Of that amount, $22 million was contributed in the second quarter of 2009, prior to which we each received a dividend from ULA in a like amount. Other than the $22 million contribution, we did not provide further funding to ULA during 2009.

We and Boeing put into place at closing a revolving credit agreement with ULA to satisfy the required non-capital financial support commitment. We have agreed to provide this support for at least five years from the closing date of the transaction, and would expect to fund our requirements with cash on hand. No amounts have been drawn on the credit agreement.

In the fourth quarter of 2008, we and Boeing each received a $100 million dividend payment. Prior to distribution of that dividend, we, Boeing, and ULA entered into an agreement whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make such payments. Such capital contributions would not exceed the aggregate amount of the dividends we received through June 1, 2009, which totaled $122 million. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under this agreement.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2009, and that it will not be necessary to make payments under the cross-indemnities.

Note 14 – Acquisitions and Divestitures

Acquisitions

We used cash in 2009, 2008, and 2007 for acquisition activities, including the acquisitions of businesses and investments in affiliates. The amounts used in each year also included certain payments related to acquisitions completed in years prior to the respective years. We have accounted for the acquisition of businesses in 2009 under the acquisition method, which requires that all of the assets acquired and liabilities assumed be measured and recorded at their acquisition-date fair values. In prior years, we accounted for acquisitions under the purchase method of accounting by allocating the purchase price to the assets acquired and liabilities assumed based on their estimated fair values.

We used approximately $435 million in 2009 for acquisition activities. Those activities included the acquisition of, among others, Universal Systems & Technology, Inc., which provides interactive training and simulation, homeland security, and technical solutions to various U.S. and international government agencies; and Gyrocam Systems LLC, which develops and supplies gyrostabilized optical surveillance systems and sustainment field services, primarily to the U.S. military. Accounting adjustments related to business acquisitions completed in 2009 included recording goodwill aggregating $396 million, $168 million of which will be amortized for tax purposes, and $56 million of other intangible assets, primarily relating to the value of contracts we acquired.

We used approximately $233 million in 2008 for acquisition activities including the acquisition of, among others, Eagle Group International, LLC, which provides logistics, information technology, training, and healthcare services to the U.S. Department of Defense. Purchase accounting adjustments related to business acquisitions completed in 2008 included recording goodwill aggregating $170 million, $93 million of which will be amortized for tax purposes, and $18 million of other intangible assets, primarily relating to the value of contracts we acquired.

We used a total of approximately $337 million in 2007 for acquisition activities, including an additional contribution of $177 million related to our investment in ULA discussed below. Those activities also included the acquisition of, among others, Management Systems Designers, Inc., a provider of information technology and scientific solutions supporting government life science, national security, and other civil agency missions. Purchase accounting adjustments related to business acquisitions completed in 2007 included recording goodwill aggregating $120 million, none of which will be amortized for tax purposes, and $12 million of other intangible assets, primarily relating to the value of contracts we acquired.

These acquisitions were not material to our consolidated results of operations in 2009, 2008, and 2007.

Divestitures

Businesses

In the second quarter of 2007, we sold our remaining 20% interest in Comsat International for $26 million in cash. The transaction resulted in a gain, net of state income taxes, of $25 million that we recorded in other income (expenses), net, and an increase in net earnings of $16 million ($0.04 per share).

In October 2006, we sold our ownership interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS). LKEI was a joint venture with Russian government-owned space firms that has exclusive rights to market launches of commercial, non-Russian-origin space payloads on the Proton family of rockets. One of the joint venture partners, Khrunichev State Research and Production Space Center (Khrunichev), is the manufacturer of the Proton launch vehicle and provider of the related launch services. ILS was a joint venture between LKEI and us to market Atlas and Proton launch services. In periods prior to the sale of these interests, we consolidated the results of operations of LKEI and ILS into our financial statements based on our controlling financial interest.

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

In 2008, in connection with the deferred gain we had recorded upon the sale of our interests in LKEI and ILS, Khrunichev provided the remaining launch services for which we had potential responsibility to refund advances, such that we were not required to repay advances. As a result, in 2008 we recognized the deferred gain, net of state income taxes, of $108 million, which increased net earnings by $70 million ($0.17 per share). As of December 31, 2008, no related assets or liabilities remained on our Balance Sheet.

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

In the first quarter of 2007, we sold certain land in California for $36 million in cash. The transaction resulted in a gain, net of state income taxes, of $25 million, which we recorded in other income (expense), net, and an increase in net earnings of $16 million ($0.04 per share).

Investment in ULA

On December 1, 2006, we completed a transaction with Boeing that resulted in the formation of ULA, a joint venture that combines the engineering, production, test, and launch operations associated with U.S. Government launches of our Atlas launch vehicles and Boeing’s Delta launch vehicles. Under the terms of the joint venture master agreement, Atlas and Delta expendable launch vehicles will continue to be available as alternatives on individual launch missions. We are accounting for our 50% investment in ULA under the equity method of accounting. The net book value of the assets we contributed and the liabilities that ULA assumed from us was initially determined to be $190 million as of the date of closing. We accounted for the transfer at net book value, with no gain or loss recognized.

In August 2007, in connection with the agreement we reached with Boeing with respect to resolution of the final working capital and the value of the launch vehicle support contracts that we each contributed to form ULA, we made additional contributions totaling $177 million to ULA that was recorded as an increase in our investment in ULA. ULA also conformed the accounting policies of the contributed businesses. After the agreement was implemented and the conforming adjustments were recorded, our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing ratably over 10 years. This amount and our share of ULA’s net earnings are reported as equity in net earnings (losses) of equity investees in other income (expense), net on the Statement of Earnings. Our investment in ULA totaled $454 million and $428 million at December  31, 2009 and 2008. See Note 13 for a description of our future funding commitments to ULA.

Note 15 – Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. The standard is applicable whenever assets and liabilities are measured and included in the financial statements at fair value.

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;
•

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At December 31, 2009, we have no assets or liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis that are categorized as Level 3, or that were transferred in or out of the Level 3 category during 2009.

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2009:

(In millions)	Level 1	Level 2	Balance as of December 31, 2009
Assets
Equity securities (a)	$89	$—	$89
Mutual funds (a)	428	—	428
U.S. Government securities (b)	—	412	412
Corporate debt securities (b)	—	80	80
U.S. Government-sponsored enterprise securities (b)	—	60	60
Other securities (b)	—	34	34
Derivative assets (c)	—	21	21
Total assets	$517	$607	$1,124
Derivative liabilities (c)	—	23	23
Net assets	$517	$584	$1,101

(a)	Equity securities and interests in mutual funds are valued using quoted market prices.
(b)

U.S. Government securities, corporate debt securities, U.S. Government-sponsored enterprise securities, and other securities are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals).

(c)

Derivative assets and liabilities relate to foreign currency exchange contracts and are valued based on observable market prices, but are not exchanged in an active market. See Note 1 under the caption “Derivative financial instruments” for further information related to our derivative instruments.

The estimated fair values of our long-term debt instruments at December 31, 2009 and 2008, aggregated approximately $5,926 million and $4,782 million, compared with a carrying amount of approximately $5,403 million and $4,145 million, excluding the $351 million and $340 million unamortized discount. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

Due to the short maturity of our cash equivalents, their carrying value on our Balance Sheet approximates fair value.

Note 16 – Leases

We rent certain equipment and facilities under operating leases. Our total rental expense under operating leases was $384 million, $371 million, and $338 million for 2009, 2008, and 2007.

Future minimum lease commitments at December 31, 2009 for all operating leases that have a remaining term of more than one year were $1.5 billion ($314 million in 2010, $267 million in 2011, $227 million in 2012, $166 million in 2013, $130 million in 2014 and $355 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 17 – Summary of Quarterly Information (Unaudited)

	2009 Quarters (a)
(In millions, except per share data)	First	Second	Third (c)	Fourth (d)
Net sales	$10,373	$11,236	$11,056	$12,524
Operating profit	1,057	1,083	1,085	1,241
Net earnings	666	734	797	827
Basic earnings per share	1.69	1.90	2.09	2.19
Diluted earnings per share (b)	1.68	1.88	2.07	2.17

	2008 Quarters (a)
(In millions, except per share data)	First (e)	Second (f)	Third (g)	Fourth (h)
Net sales	$9,983	$11,039	$10,577	$11,132
Operating profit	1,178	1,363	1,242	1,348
Net earnings	730	882	782	823
Basic earnings per share	1.80	2.21	1.97	2.08
Diluted earnings per share (b)	1.75	2.15	1.92	2.05

(a)

It is our practice to close the books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal year ends on December 31.

(b)

The sum of the quarterly earnings per share amounts for 2009 and 2008 do not equal the diluted earnings per share amount included on the Statement of Earnings, primarily due to the dilutive effects of our convertible debentures in 2008 (see Note 2) and the timing of share repurchases during 2009 and 2008.

(c)

Net earnings for the third quarter of 2009 included the recognition of tax benefits related to the resolution of issues with the IRS for tax years 2005-2007 (see Note 8), which increased net earnings by $58 million ($0.15 per share).

(d)

Net earnings for the fourth quarter of 2009 included the recognition of tax benefits related to the resolution of issues with the IRS for tax year 2008 (see Note 8), which increased net earnings by $11 million ($0.03 per share).

(e)

Net earnings for the first quarter of 2008 included a portion of the deferred gain recognized in connection with the transaction to sell our ownership interests in LKEI and ILS (see Note 14), which increased net earnings by $10 million ($0.02 per share).

(f)

Net earnings for the second quarter of 2008 included a gain related to the elimination of reserves associated with various land sales that occurred in prior years (see Note 14), which increased net earnings by $56 million ($0.14 per share).

(g)

Net earnings for the third quarter of 2008 included a portion of the deferred gain recognized in connection with the transaction to sell our ownership interests in LKEI and ILS (see Note 14), which increased net earnings by $28 million ($0.07 per share).

(h)

Net earnings for the fourth quarter of 2008 included the final portion of the deferred gain recognized in connection with the transaction to sell our ownership interests in LKEI and ILS (see Note 14), which increased net earnings by $32 million ($0.08 per share). Also, net earnings for the fourth quarter of 2008 increased by $36 million ($0.09 per share) due to the recognition of a tax benefit related to the impact of the Emergency Economic Stabilization Act of 2008, which retroactively extended the research and development tax credit from January 1, 2008 to December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Controls and Procedures” beginning on page 53 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

We believe that all information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 was reported on a Form 8-K during that period.

In lieu of filing a separate Form 8-K to report the information described below, we have elected to include the following information in this Form 10-K as permitted by SEC rules.

Background. Beginning in 2009, our Board of Directors undertook a review of the indemnification provisions set forth in our bylaws, in light of recent case law developments and indemnification practices at other companies. Based on that review, the Board of Directors authorized amendments to the Corporation’s bylaws and authorized indemnification agreements for directors.

Amendment of Bylaws. On February 25, 2010, our Board of Directors amended the Corporation’s bylaws. The amendments replace Article VI of the bylaws in its entirety, which governs the Corporation’s indemnification of any director, officer, or employee of the Corporation who is made a party or is threatened to be made a party to any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative or investigative (each, a “covered person”).

The amendments clarify the indemnification rights of covered persons and the Corporation’s indemnification obligations, and establish procedures for indemnification and the advancement of expenses in connection with a proceeding involving a covered person. More specifically, new Section 6.01 clarifies the circumstances under which a covered person is entitled to be indemnified by the Corporation. New Section 6.02 makes clear that the Corporation’s obligation to advance expenses to a covered person terminates if the covered person pleads guilty to, or is convicted of, a criminal offense and the conviction becomes final and no longer appealable. New Section 6.03: (i) establishes procedures by which a covered person is to notify the Corporation of events for which he or she may seek indemnification from the Corporation; (ii) provides for the assumption by the Corporation of the defense of a covered person and establishes a covered person’s right to employ his or her own counsel; and (iii) provides that, as a condition to the rights and benefits available to a covered person under Article VI, if the Corporation makes a payment to a covered person, the Corporation will be subrogated to the extent of such payment to the covered person’s right to recover. New Section 6.04 clarifies that the rights to indemnification conferred by Article VI of the bylaws: (i) vest in a covered person upon commencement of his or her service, (ii) continue after he or she has ceased to serve in a covered capacity in respect of any action or failure to act during the course of such service, and (iii) inure to the benefit of a covered person’s heirs, executors, administrators, conservators and guardians. In addition, new Section 6.04 clarifies that repeal or modification of Article VI of the bylaws or the relevant provisions of applicable law, including the Maryland General Corporation Law, will not affect adversely any rights to indemnification or advancement of expenses pursuant to Article VI prior to such repeal or modification, whether or not a proceeding was pending at the time of such repeal or modification, or any obligations then existing, in respect of any actions taken or failure to take action, any facts then or theretofore existing or any proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such actions, failure to take action or facts.

The foregoing summary description of the bylaws amendments is not intended to be complete and is qualified in its entirety by the complete text of the bylaws. The bylaws, as amended, are attached as Exhibit 3.2 to this Form 10-K and are incorporated herein by reference.

Director Indemnity Agreements. On February 25, 2010, the Board of Directors approved a standard form of indemnification agreement for our directors and authorized the Corporation to enter into such agreements with the directors. The indemnification agreements require the Corporation to indemnify a director and to advance expenses on behalf of such director to the fullest extent permitted by applicable law and establish the procedures by which a director may request and receive indemnification. The agreements are in addition to other rights to which a director may be entitled under the Corporation’s charter, bylaws, and applicable law.

The foregoing summary description of the indemnification agreements is not intended to be complete and is qualified in its entirety by the complete text of the form indemnification agreement attached as Exhibit 10.34 to this Form 10-K and incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2010 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Corporate Governance – Stockholder Nominees” and “Committees of the Board of Directors – Audit Committee” in the 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director’s Compensation” in the 2010 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the 2010 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the headings “Securities Owned by Directors, Nominees and Named Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by this Item 12 related to our equity compensation plans that authorize the issuance of shared of Lockheed Martin common stock to employees and directors, is included in Part II of this Form 10-K under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is included under the caption “Proposals You May Vote On – Proposal 2 – Ratification of Appointment of Independent Auditors” in the 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements filed as part of this Form 10-K.

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to internal control over financial reporting and their report on the above-referenced financial statements appear on pages 55 and 56 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

(2)	List of financial statement schedules filed as part of this Form 10-K.

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

(3) Exhibits.

3.1	Charter of Lockheed Martin Corporation (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2008).

3.2	Bylaws of Lockheed Martin Corporation, as amended and restated effective February 25, 2010.

4.1	Indenture, dated May 16, 1996, among Lockheed Martin Corporation, Lockheed Martin Tactical Systems, Inc. and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4.A to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 1996).

4.2	Indenture, dated as of August 30, 2006, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2006).

4.3	Indenture, dated as of March 11, 2008, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2008).

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

10.1	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Martin Marietta Corporation Postretirement Death Benefit Plan for Senior Executives, as amended January 1, 1995 (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995), and as further amended September 26, 1996 (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.5	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995).

10.6	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No.# 033-57645) filed with the SEC on February 9, 1995).

10.7	Lockheed Martin Supplementary Pension Plan for Employees of Transferred GE Operations, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.8	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.9	Lockheed Martin Corporation Supplemental Savings Plan, as amended.

10.10	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10 (dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Lockheed Martin Corporation Postretirement Death Benefit Plan for Elected Officers, as amended June 28, 2007 (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.12	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Lockheed Martin Corporation Directors Equity Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.14	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.14 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 29, 2010).

10.16	Deferred Management Incentive Compensation Plan of Lockheed Corporation and its, subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.17	Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19	Amendment to the Five-Year Credit Agreement, dated as of June 27, 2007, among Lockheed Martin Corporation and banks named therein. Citicorp USA, Inc., Mizuho Corporate Bank, LTD., US Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.20	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	Lockheed Martin Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.23	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2007-2009 Performance Period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.30 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.24	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L,L,C, (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.25	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended (incorporated by reference to Exhibit 10.25 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.26	Long-Term Performance Award Amendment (applicable to the 2002-2004, 2004-2006 and 2005-2007 performance periods) (incorporated by reference to Exhibit 10.6 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.27	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2004-2006 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.28	Form of Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2006-2008 performance period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.4 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.29	Forms of Long-Term Incentive Performance Award Agreements (2008-2010 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.30	Lockheed Martin Corporation Severance Benefit Plan For Certain Management Employees, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008).

10.31	Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to Lockheed Martin Corporation’s Definitive Proxy Statement on schedule 14A filed with the SEC on March 14, 2008).

10.32	Forms of Long-Term Incentive Performance Award Agreements (2009-2011 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.32 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.33	Forms of Long-Term Incentive Performance Award Agreements (2010-2012 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan.

10.34	Form of Indemnification Agreement.

10.35	Restricted Stock Unit Agreement for Robert J. Stevens, dated February 1, 2006, as amended by resolutions of the Management Development and Compensation Committee of the Board of Directors adopted on January 27, 2010.

12	Computation of ratio of earnings to fixed charges for the year ended December 31, 2009.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Robert J. Stevens.

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.1 through 10.17, 10.20 through 10.23, and 10.25 through 10.35 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

/s/ Mark R. Bostic
MARK R. BOSTIC
Acting Vice President and Controller
(Chief Accounting Officer)

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Stevens* ROBERT J. STEVENS	Chairman, Chief Executive Officer, and Director	February 25, 2010
/s/ Christopher E. Kubasik CHRISTOPHER E. KUBASIK	President and Chief Operating Officer	February 25, 2010
/s/ Bruce L. Tanner BRUCE L. TANNER	Executive Vice President and Chief Financial Officer	February 25, 2010
E.C. “PETE” ALDRIDGE JR.	Director	February 25, 2010
/s/ Nolan D. Archibald* NOLAN D. ARCHIBALD	Director	February 25, 2010
/s/ David B. Burritt* DAVID B. BURRITT	Director	February 25, 2010
/s/ James O. Ellis Jr.* JAMES O. ELLIS JR.	Director	February 25, 2010
/s/ Gwendolyn S. King* GWENDOLYN S. KING	Director	February 25, 2010
/s/ James M. Loy* JAMES M. LOY	Director	February 25, 2010
/s/ Douglas H. McCorkindale* DOUGLAS H. MCCORKINDALE	Director	February 25, 2010
/s/ Joseph W. Ralston* JOSEPH W. RALSTON	Director	February 25, 2010
/s/ Frank Savage* FRANK SAVAGE	Director	February 25, 2010
/s/ James M. Schneider* JAMES M. SCHNEIDER	Director	February 25, 2010
/s/ Anne Stevens* ANNE STEVENS	Director	February 25, 2010
/s/ James R. Ukropina* JAMES R. UKROPINA	Director	February 25, 2010

*By:	/s/ James B. Comey (JAMES B. COMEY, Attorney-in-fact**)	February 25, 2010

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.