Form 10-Q
period 2010-03-28
LOCKHEED MARTIN CORP
filed 2010-04-21
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 28, 2010
Common stock, $1 par value	370,997,920

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2010

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 28, 2010

INDEX

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 28, 2010

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Earnings

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions, except per share data)
Net Sales
Products	$8,488	$8,468
Services	2,149	1,905

Total Net Sales	10,637	10,373

Cost of Sales
Products	(7,606)	(7,527)
Services	(1,917)	(1,692)
Unallocated Corporate costs	(178)	(149)

Total Cost of Sales	(9,701)	(9,368)

	936	1,005
Other Income (Expense), Net	46	52

Operating Profit	982	1,057
Interest Expense	(88)	(76)
Other Non-Operating Income (Expense), Net	28	(3)

Earnings Before Income Taxes	922	978
Income Tax Expense	(375)	(312)

Net Earnings	$547	$666

Earnings Per Common Share
Basic	$1.46	$1.69
Diluted	$1.45	$1.68

Cash dividends declared per common share	$0.63	$0.57

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheets

	(Unaudited) March 28, 2010	December 31, 2009
	(In millions)
Assets
Current Assets
Cash and Cash Equivalents	$3,288	$2,391
Accounts Receivable, Net	6,610	6,061
Inventories	2,476	2,183
Deferred Income Taxes	839	815
Other Current Assets	706	1,027

Total Current Assets	13,919	12,477
Property, Plant and Equipment, Net	4,436	4,520
Goodwill	9,938	9,948
Purchased Intangibles, Net	283	311
Prepaid Pension Asset	164	160
Deferred Income Taxes	3,625	3,779
Other Assets	3,922	3,916

Total Assets	$36,287	$35,111

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,247	$2,030
Customer Advances and Amounts in Excess of Costs Incurred	5,274	5,049
Salaries, Benefits and Payroll Taxes	1,645	1,648
Other Current Liabilities	2,406	1,976

Total Current Liabilities	11,572	10,703
Long-term Debt, Net	5,053	5,052
Accrued Pension Liabilities	11,184	10,823
Other Postretirement Benefit Liabilities	1,328	1,308
Other Liabilities	3,122	3,096

Total Liabilities	32,259	30,982

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	369	373
Additional Paid-in Capital	—	—
Retained Earnings	12,267	12,351
Accumulated Other Comprehensive Loss	(8,608)	(8,595)

Total Stockholders’ Equity	4,028	4,129

Total Liabilities and Stockholders’ Equity	$36,287	$35,111

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
Operating Activities
Net earnings	$547	$666
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	172	175
Amortization of purchased intangibles	27	27
Stock-based compensation	41	30
Changes in operating assets and liabilities:
Accounts receivable, net	(549)	(779)
Inventories	(293)	33
Accounts payable	217	120
Customer advances and amounts in excess of costs incurred	225	326
Other	1,262	620

Net cash provided by operating activities	1,649	1,218

Investing Activities
Expenditures for property, plant and equipment	(92)	(132)
Proceeds from short-term investment transactions	107	—
Acquisition of businesses / investments in affiliates	(19)	(156)
Other	(4)	(4)

Net cash used in investing activities	(8)	(292)

Financing Activities
Repurchases of common stock	(516)	(499)
Common stock dividends	(238)	(227)
Issuances of common stock	24	16

Net cash used in financing activities	(730)	(710)

Effect of exchange rate changes on cash and cash equivalents	(14)	—

Net increase in cash and cash equivalents	897	216
Cash and cash equivalents at beginning of period	2,391	2,168

Cash and cash equivalents at end of period	$3,288	$2,384

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2010

NOTE 1 – BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2009 Form 10-K filed with the Securities and Exchange Commission.

It is our practice to close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

The interim financial information in this Form 10-Q reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter ended March 28, 2010 are not necessarily indicative of results to be expected for the full year.

NOTE 2 – EARNINGS PER SHARE

We compute basic and diluted per share amounts based on net earnings for the periods presented. We use the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Our calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock units based on the treasury stock method in the weighted average number of common shares. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a per diluted share basis.

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions, except per share data)
Net earnings for basic and diluted computations	$547	$666

Weighted average common shares outstanding
Average number of common shares outstanding for basic computations	373.5	393.4
Dilutive stock options and restricted stock	4.2	4.1

Average number of common shares outstanding for diluted computations	377.7	397.5

Earnings per common share
Basic	$1.46	$1.69
Diluted	$1.45	$1.68

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock options to purchase 11.2 million shares of common stock outstanding at March 28, 2010 and March 29, 2009 had exercise prices that were in excess of the average market price of our common stock for the respective periods. As such, we did not include these stock options in our calculation of diluted earnings per share, as their effect would have been anti-dilutive.

NOTE 3 – BUSINESS SEGMENT INFORMATION

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Services (IS&GS), and Space Systems. We organize our business segments based on the nature of the products and services offered.

In the following table, total operating profit of the business segments is reconciled to the corresponding consolidated amount. The reconciling item “Unallocated Corporate income (expense), net” includes the FAS/CAS pension adjustment discussed below, expense for certain stock-based compensation programs including costs for stock options and restricted stock, the effects of items not considered part of management’s evaluation of segment operating performance, Corporate costs not allocated to the business segments, and other miscellaneous Corporate activities. The equity earnings (losses) from investees in which certain business segments hold equity interests are included in the operating profit of the respective segments since the activities of the investees are closely aligned with the operations of those segments.

The results of operations of our segments only include pension expense as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS) rules. The FAS/CAS pension adjustment represents the difference between pension expense or income calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our segments’ net sales and cost of sales.

Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts; however, these intercompany transactions are eliminated in consolidation and for purposes of the presentation of net sales in the related table that follows.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
Net sales
Aeronautics	$2,933	$2,781
Electronic Systems	2,914	2,913
Information Systems & Global Services	2,872	2,761
Space Systems	1,918	1,918

Total	$10,637	$10,373

Operating profit
Aeronautics	$324	$355
Electronic Systems	388	390
Information Systems & Global Services	233	242
Space Systems	213	212

Total business segments	1,158	1,199
Unallocated Corporate income (expense), net	(176)	(142)

Total	$982	$1,057

Intersegment revenue
Aeronautics	$39	$42
Electronic Systems	204	173
Information Systems & Global Services	241	236
Space Systems	23	34

Total	$507	$485

	March 28, 2010	December 31, 2009
	(In millions)
Assets
Aeronautics	$4,799	$4,356
Electronic Systems	9,254	9,106
Information Systems & Global Services	7,560	7,457
Space Systems	3,259	3,097

Total business segments	24,872	24,016
Corporate assets (1)	11,415	11,095

Total	$36,287	$35,111

(1)	Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, deferred environmental assets, and investments held in a Rabbi Trust.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – INVENTORIES

Inventories consisted of the following components:

	March 28, 2010	December 31, 2009
	(In millions)
Work-in-process, primarily related to long-term contracts and programs in progress	$5,897	$5,565
Less: Customer advances and progress payments	(3,969)	(3,941)

	1,928	1,624
Other inventories	548	559

	$2,476	$2,183

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The net pension cost and the net postretirement benefit cost related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
Qualified defined benefit pension plans
Service cost	$225	$217
Interest cost	469	453
Expected return on plan assets	(507)	(507)
Amortization of prior service cost	21	20
Recognized net actuarial losses	149	76

Total net pension expense	$357	$259

Retiree medical and life insurance plans
Service cost	$9	$9
Interest cost	41	41
Expected return on plan assets	(32)	(27)
Amortization of prior service cost	(4)	(6)
Recognized net actuarial losses	6	11

Total net postretirement expense	$20	$28

In December 2009, we made discretionary contributions of $1.5 billion related to our qualified defined benefit pension plans and $58 million related to our retiree medical and life insurance plans. Based on our known requirements as of March 28, 2010, no contributions related to the qualified defined benefit pension plans are expected to be required in 2010. There were no contributions in the first quarter of 2010. We expect to make discretionary contributions of $1.4 billion related to the qualified defined benefit pension plans in 2010, and may review options for further discretionary contributions during the year. Also, we expect to make required contributions of $155 million related to our retiree medical and life insurance plans in 2010.

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

Legal Proceedings

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter alleging that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $215 million and US $58 million, based on the exchange rate as of March 28, 2010). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of March 28, 2010), interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position. Following an unsuccessful mediation effort in October 2009, we served notice of arbitration on the MoD pursuant to the contract terms. We plan to seek damages for wrongful termination of the contract, including costs incurred but not paid.

On April 24, 2009, we filed a declaratory judgment action against the N.Y. Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of N.Y. to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The contract provides for the design and installation of an integrated electronic security system for the MTA and has a total value of $323 million, of which $241 million has been paid to date. The MTA filed an answer and counterclaim on May 26, 2009, alleging that we breached the contract, and subsequently terminated the contract for alleged default. The MTA is seeking monetary damages and other relief under the contract, including the cost to complete the contract and potential re-procurement costs. We dispute the MTA’s allegations and are defending against them. On July 2, 2009, the sureties under the performance bond that we posted for the contract filed their own declaratory judgment action seeking to be excused from performing for the MTA, noting that they were unable to conclude that we were in material default under the contract or, in the alternative, seeking indemnification from us. On July 7, 2009, we filed an amended complaint against the MTA adding claims for wrongful termination and for breach of contract damages, including costs incurred but not paid. The MTA has filed an amended counterclaim. Discovery is proceeding in the action. In a related matter, on April 7, 2010, Five Star Electric, our electrical subcontractor on the MTA program, filed a complaint against us and our sureties.

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

On February 6, 2004, we submitted a certified contract claim to the United States requesting contractual indemnity for past and future remediation and litigation costs related to our former facility in Redlands, California. We submitted the claim consistent with a claim sponsorship agreement with The Boeing Company (Boeing), executed in 2001, in Boeing’s role as the prime contractor on the Short Range Attack Missile (SRAM) program. The contract for the SRAM program, which formed a significant portion of our work at the Redlands facility, had special contractual indemnities from the U.S. Air Force, as authorized by Public Law 85-804. On August 31, 2004, the United States denied the claim. Our appeal of that decision is pending with the Armed Services Board of Contract Appeals.

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

We perform quarterly reviews of environmental remediation sites and record liabilities and assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. At March 28, 2010 and December 31, 2009, the aggregate amount of liabilities recorded relative to environmental matters was $879 million and $877 million. Of that amount, $750 million and $748 million were recorded in other liabilities on the Balance Sheet, with the remainder recorded in other current liabilities. A portion of environmental costs is eligible for future recovery in the pricing of our products and services in U.S. Government contracts. We have recorded assets totaling $742 million and $740 million at March 28, 2010 and December 31, 2009 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Approximately $632 million and $630 million are recorded in other assets on the Balance Sheet, with the remainder recorded in other current assets.

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

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds, and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds, and other arrangements aggregating $3.5 billion and $3.6 billion at March 28, 2010 and December 31, 2009. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Investment in United Launch Alliance

In connection with our ownership of United Launch Alliance, L.L.C. (ULA), we and Boeing each committed to provide up to $200 million in financial support to ULA, as required. To satisfy this commitment, we put into place a revolving credit agreement with ULA until at least December 1, 2011, and would expect to fund our requirements with cash on hand. No amounts have been drawn on the credit agreement.

We and Boeing have received dividends totaling $147 million each which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the dividends subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 28, 2010, and that it will not be necessary to make payments under the cross-indemnities.

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

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

•

Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities. Level 1 assets in the following table include equity securities and interests in mutual funds which are valued using quoted market prices.

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets. Level 2 assets in the following table include U.S. Government securities, corporate debt securities, U.S. Government-sponsored enterprise securities, and other securities which are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals). The Level 2 derivative assets and liabilities relate to foreign currency exchange contracts and are valued based on observable market prices, but are not exchanged in an active market. See Note 8 under the caption “Derivative Financial Instruments” for further information related to our derivative instruments.

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At March 28, 2010, we have no assets or liabilities measured and recorded at fair value on a recurring basis that are categorized as Level 3, or that were transferred in or out of the Level 3 category during 2010.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of March 28, 2010:

	Level 1	Level 2	Balance as of March 28, 2010
	(In millions)
Assets
Equity securities	$153	$—	$153
Mutual funds	310	—	310
U.S. Government securities	—	327	327
Corporate debt securities	—	86	86
U.S. Government-sponsored enterprise securities	—	79	79
Other securities	—	37	37
Derivative assets	—	44	44

Total assets	$463	$573	$1,036

Derivative liabilities	—	34	34

Net assets	$463	$539	$1,002

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. Investments in the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in other non-operating income (expense), net. As of March 28, 2010, investments in the trust totaled $753 million and are included within the investment securities categories listed in the table above.

Our cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheet approximates fair value. Our accounts receivable and accounts payable are carried at cost, which approximates fair value. At March 28, 2010, the estimated fair values of our long-term debt instruments aggregated $5,964 million, compared with a carrying amount of $5,053 million, excluding the $350 million unamortized discount. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

NOTE 8 – OTHER

Matters Included in Earnings

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. Because the tax benefits associated with these future deductions were reflected as deferred tax assets in the financial statements included in our 2009 Form 10-K, the elimination of the tax deductions resulted in a reduction in deferred tax assets and a charge to net earnings of $96 million ($0.25 per share) in the first quarter of 2010.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stockholders’ Equity

Share Repurchase Program

We have a share repurchase program which provides for the repurchase of up to 178.0 million shares of our common stock from time-to-time at management’s discretion. We used cash to repurchase shares under the program as follows:

•	In the first quarter of 2010, $516 million to repurchase 6.5 million common shares that were executed and settled during the first quarter of 2010; and

•

In the first quarter of 2009, $499 million to repurchase 7.3 million common shares that were executed and settled during the first quarter of 2009, and an additional $56 million to repurchase 0.8 million common shares purchased in March 2009 that were settled in April 2009.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess of purchase price over par value as a reduction of retained earnings.

As of March 28, 2010, we had repurchased a total of 155.7 million shares under the program, and there remained approximately 22.3 million shares authorized for repurchase in the future.

Dividends

During the first quarter of 2010, we declared and paid quarterly dividends totaling $238 million ($0.63 per share). During the first quarter of 2009, we declared and paid quarterly dividends totaling $277 million ($0.57 per share).

Comprehensive Income

The components of comprehensive income for the quarter ended March 28, 2010 and March 29, 2009 consisted of the following:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
Net earnings	$547	$666
Other comprehensive income (loss)	(13)	(1)

Comprehensive income	$534	$665

Income Tax and Interest Payments

We received federal and foreign income tax refunds, net of payments made, of $319 million for the three months ended March 28, 2010, which included a $325 million refund from the Internal Revenue Service (IRS) related to estimated taxes paid for the 2009 calendar year. Income tax payments and refunds are included in “Other” in operating activities on our Statement of Cash Flows. Federal and foreign income tax payments made, net of refunds received, were not material for the three months ended March 29, 2009.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

We have protested to the IRS Appeals Division certain proposed adjustments related to tax years 2003-2004, 2005-2007, and 2008, and we expect these issues to be resolved over the next year. It is reasonably possible that resolution of these and other matters over the next year could cause a reduction in our unrecognized tax benefits of up to $220 million, only a portion of which may affect net earnings.

We made total interest payments of $51 million in each of the first quarters of 2010 and 2009.

Derivative Financial Instruments

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

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at March 28, 2010 and December 31, 2009 was $1.9 billion.

The effect of our derivative instruments on our Statements of Earnings during the first quarters of 2010 and 2009, and on our Balance Sheets as of March 28, 2010 and December 31, 2009, was not material. See Note 7 for further discussion on the fair value measurements related to our derivative instruments.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard that changed the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to continuously assess whether they must consolidate VIEs. We adopted this standard on January 1, 2010, and it did not have an impact on our financial statements.

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the potential effect, if any, on our financial statements.

Lockheed Martin Corporation

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of March 28, 2010, and the related condensed consolidated statements of earnings for the three-month periods ended March 28, 2010 and March 29, 2009, and the condensed consolidated statements of cash flows for the three-month periods ended March 28, 2010 and March 29, 2009. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

April 21, 2010

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global security company that principally is engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. Net sales to our U.S. Government customers accounted for 85% of our total net sales in 2009. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Of the remaining 15% of net sales in 2009, approximately 13% related to sales to foreign government customers (including foreign military sales funded, in whole or in part, by the U.S. Government), with the remainder attributable to commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

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

The following discussion should be read along with our 2009 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

The following discussion of operating results provides an overview of our operations by focusing on key elements in our unaudited Statements of Earnings. The “Discussion of Business Segments” section that follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarters ended March 28, 2010 and March 29, 2009. We follow an integrated approach for managing the performance of our business, and focus the discussion of our results of operations around major products and lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

Net sales for the first quarter of 2010 were $10.6 billion, a 3% increase over the first quarter 2009 sales of $10.4 billion. Sales increased in Aeronautics and IS&GS while remaining relatively unchanged in Electronic Systems and Space Systems.

Other income (expense), net was $46 million for the first quarter of 2010 compared to $52 million recorded in the comparable 2009 period. This decline primarily was due to increased expenses associated with various corporate items, which partially were offset by higher equity earnings in affiliates recorded in 2010 as compared to 2009.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our operating profit for the first quarter of 2010 was $982 million, a decrease of 7% from the $1,057 million recorded in the comparable 2009 period. Operating profit decreased in Aeronautics and IS&GS while remaining relatively unchanged in Electronic Systems and Space Systems. Operating profit was also negatively affected by the decrease in other income (expense), net as discussed above and higher unallocated Corporate costs, including an increase in stock compensation expense and other deferred compensation plans expenses as compared with 2009.

Interest expense for the first quarter of 2010 was $88 million, or $12 million higher than the comparable period in 2009. This increase mainly was driven by interest expense on the $1.5 billion of long-term notes issued in the fourth quarter of 2009.

Other non-operating income (expense), net was income of $28 million in the first quarter of 2010 as compared to an expense of $3 million in the first quarter of 2009. The increase primarily was due to net unrealized gains on marketable securities held to fund certain non-qualified employee benefit obligations.

Our effective income tax rates for the first quarters of 2010 and 2009 were 40.7% and 31.9%. The effective tax rate for the first quarter of 2010 was higher than the comparable period in 2009, primarily due to the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 on March 23, 2010 and March 30, 2010, which together eliminated the tax deduction to the extent retiree prescription drug expenses are reimbursed under Medicare Part D, beginning in 2013. Because the tax benefits associated with these future deductions were reflected as deferred tax assets in our 2009 financial statements, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense this quarter. This increase in income tax expense, as previously disclosed in our March 31, 2010 Form 8-K, decreased 2010 net earnings by $96 million, or $0.25 per share.

Excluding the impact of the Medicare Part D adjustment, the effective tax rates for both periods were lower than the statutory tax rate of 35% due to tax benefits for U.S. manufacturing activities and dividends related to our employee stock ownership plans. The first quarter 2009 tax rate included benefits related to the research and development (R&D) credit, which expired on December 31, 2009. This benefit will not be incorporated into our 2010 results unless it is extended by Congress.

Net earnings for the first quarter of 2010 were $547 million ($1.45 per share) compared to $666 million ($1.68 per share) reported in the first quarter of 2009.

DISCUSSION OF BUSINESS SEGMENTS

The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 3 to the financial statements in this Form 10-Q. The equity earnings (losses) from investees in which certain business segments hold equity interests are included in the operating profit of the respective segments since the activities of the investees are closely aligned with the operations of those segments. Our largest equity investees are United Launch Alliance (ULA) and United Space Alliance (USA), which are included in Space Systems.

In our discussions of comparative results, changes in net sales and operating profit are expressed in terms of volume and/or performance.

Volume refers to increases or decreases in sales resulting from varying production activity levels, deliveries, or services levels on individual contracts. Volume changes typically include a corresponding change in operating profit based on the estimated profit rate at completion for a particular contract for design, development, and production activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Performance refers to changes in contract profit booking rates. These changes on our contracts for products usually relate to profit recognition associated with revisions to total estimated costs at completion of the contracts that reflect improved or deteriorated operating or award fee performance on a particular contract. Changes in contract profit booking rates on contracts for products are recognized by recording adjustments in the current period for the inception-to-date effect of the changes on current and prior periods. Recognition of an inception-to-date adjustment in the current or prior periods may affect the comparison of segment operating results.

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

Aeronautics

Aeronautics’ operating results included the following:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
Net sales	$2,933	$2,781
Operating profit	324	355

Net sales for Aeronautics increased by 5% for the first quarter of 2010 compared to the first quarter of 2009. Sales increased in all three lines of business. The increase in Combat Aircraft principally was due to higher volume on the F-35 program. This increase partially was offset by lower volume on F-16 programs, including a decline in deliveries, as well as lower volume on F-22 and other combat aircraft programs. There were six F-16 deliveries in the first quarter of 2010 compared to eight in the first quarter of 2009. The increase in Air Mobility primarily was attributable to higher volume on C-130 support programs. There were three C-130J deliveries in both the first quarter of 2010 and the first quarter of 2009. The increase in Other Aeronautics Programs mainly was due to higher volume on advanced development and P-3 programs, which partially were offset by declines in sustainment activities.

Operating profit for Aeronautics decreased by 9% for the first quarter of 2010 compared to the first quarter of 2009. The decline in operating profit primarily was due to decreases in Combat Aircraft, which partially were offset by increases in Air Mobility and Other Aeronautics Programs. The decrease in Combat Aircraft’s operating profit during the quarter primarily was due to lower volume on the F-22 program and a decrease in the level of favorable performance adjustments on F-22 and other combat aircraft programs in 2010 compared to 2009. These decreases more than offset increased operating profit resulting from higher volume and improved performance on F-35 production contracts. The increase in Air Mobility operating profit primarily was due to the higher volume on C-130J support and other air mobility programs. The increase in Other Aeronautics Programs mainly was attributable to improved performance in sustainment activities and higher volume and improved performance on P-3 programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Electronic Systems

As previously announced on November 16, 2009, we realigned the Electronic Systems business segment effective January 1, 2010. Prior to the realignment, Electronic Systems reported three lines of business: Missiles & Fire Control; Maritime Systems & Sensors; and Platforms & Training. As a result of the realignment, Electronic Systems will now report two lines of business: Missiles, Fire Control & Training (MFC&T) and Mission Systems & Sensors (MS2). The realignment entailed combining our ground vehicles programs, which includes the Joint Light Tactical Vehicle program, and our simulation and training activities with the Missiles & Fire Control line of business to form MFC&T. Both were previously reported in the former Platforms & Training line of business. We combined the remaining elements of the former Platforms & Training line of business with the former Maritime Systems & Sensors line of business to form MS2. The following discussion has been conformed to this realignment for all periods discussed below; however, the changes did not impact total segment results. Electronic Systems’ operating results included the following:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
Net sales	$2,914	$2,913
Operating profit	388	390

Net sales for Electronic Systems were relatively unchanged for the first quarter of 2010 compared to the first quarter of 2009. Sales increases in MFC&T were offset by declines in MS2. The increase at MFC&T primarily was due to higher volume on air defense and certain tactical missile programs, which partially were offset by lower volume on fire control systems. The decrease at MS2 mainly was due to lower volume on undersea warfare and ship & aviation systems programs, which partially were offset by higher volume on surface naval warfare programs.

Operating profit for Electronic Systems was relatively unchanged for the first quarter of 2010 compared to the first quarter of 2009. Increases in operating profit at MFC&T were offset by declines at MS2. The increase at MFC&T mainly was due to higher volume and improved performance on air defense programs and certain tactical missile programs, which partially were offset by lower volume on fire control systems. The decrease at MS2 primarily was attributable to lower volume and performance on undersea warfare system programs, which partially were offset by improved performance on ship & aviation system programs in 2010.

Information Systems & Global Services

IS&GS’ operating results included the following:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
Net sales	$2,872	$2,761
Operating profit	233	242

Net sales for IS&GS increased by 4% for the first quarter of 2010 compared to the first quarter of 2009. Sales increases in Defense and Civil partially were offset by a slight decline in Intelligence programs’ sales. Defense sales primarily increased due to higher volume on readiness and stability operations, which partially were offset by declines in mission and combat

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

systems activities. Civil increased principally due to higher volume on enterprise civilian services and Pacific Architects & Engineers Inc. (PAE) programs. Intelligence programs’ sales declined slightly mainly due to lower volume on security solutions, which partially were offset by higher volume in enterprise integration activities.

Operating profit for IS&GS decreased by 4% for the first quarter of 2010 compared to the first quarter of 2009. During the quarter, operating profit declines in Intelligence programs and Defense more than offset growth in Civil. The decrease in Intelligence programs mainly was due to lower volume on security solutions activities. The decrease in Defense’s operating profit primarily was attributable to lower volume and performance on mission and combat systems activities, which partially were offset by improved performance on global programs. The increase in Civil was mainly due to higher volume and improved performance on PAE programs.

Space Systems

Space Systems’ operating results included the following:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
Net sales	$1,918	$1,918
Operating profit	213	212

Net sales for Space Systems were unchanged in the first quarter of 2010 compared to the first quarter of 2009. During the quarter, sales growth at Space Transportation offset declines in Strategic & Defensive Missile Systems (S&DMS) and Satellites. The increase in Space Transportation principally was due to higher volume on the Orion program, which partially was offset by lower volume on the space shuttle external tank program. The sales decline in Satellites primarily was attributable to lower volume in government satellite activities. There were no commercial satellite deliveries during the first quarter of 2010 or 2009. S&DMS’ sales decreased mainly due to lower volume on defensive missile programs.

Operating profit for Space Systems was relatively unchanged in the first quarter of 2010 compared to the first quarter of 2009. During the quarter, growth in operating profit in Space Transportation and S&DMS partially were offset by a decline in Satellites. The increase in Space Transportation mainly was attributable to higher equity earnings on the ULA joint venture, and higher volume on the Orion program. S&DMS’ operating profit increased mainly due to improved performance on defensive missile programs. Satellites’ operating profit decreased primarily due to lower volume and a decrease in the level of favorable performance adjustments on government satellite programs. Total equity earnings recognized by Space Systems represented 25% of the segment’s operating profit in the first quarter of 2010, compared to 15% in the first quarter of 2009.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Unallocated Corporate Income (Expense), Net

The following table shows the components of unallocated Corporate income (expense), net:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
FAS/CAS pension adjustment	$(110)	$(114)
Stock compensation expense	(41)	(30)
Other, net	(25)	2

	$(176)	$(142)

For a discussion of the FAS/CAS pension adjustment and other types of items included in Unallocated Corporate income (expense), net, see Note 3 to the financial statements in this Form 10-Q.

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended
	March 28, 2010	March 29, 2009
	(In millions)
FAS pension expense	$(357)	$(259)
Less: CAS cost	(247)	(145)

FAS/CAS pension adjustment – expense	$(110)	$(114)

The increase in the FAS pension expense in the first quarter of 2010 compared to the first quarter of 2009 was due to a lower discount rate at December 31, 2009 compared to December 31, 2008 and the continued amortization of the actuarial losses incurred in 2008, which resulted from the significant negative return on plan assets compared to our 8.50% long-term rate of return assumption. This trend, along with the increase in the CAS cost and funding, is consistent with our expectations based on the assumptions we used in computing the FAS pension expense and CAS funding amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

LIQUIDITY AND CASH FLOWS

Our access to capital resources that provide liquidity has not been materially affected by the adverse changes in economic and market conditions over the past two years. We continually monitor changes in such conditions so that we can timely respond to any related developments. We have generated strong operating cash flows, which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, required retirement plan funding, and certain other discretionary funding. We have accessed the capital markets on limited occasions, as needed and when opportunistic, including the issuance of debt securities totaling $1.5 billion in 2009.

We expect our cash from operations to continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We have financing resources available to fund potential cash outflows that are less predictable or more discretionary, as

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

discussed under Capital Resources. We have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

We have a balanced cash deployment and disciplined growth strategy to enhance shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business, including capital expenditures and independent research and development, made selective acquisitions of businesses, repurchased shares, increased our dividends, and managed our debt levels. The following provides an overview of our execution of this strategy.

Operating Activities

Net cash provided by operating activities was $1,649 million in the first quarter of 2010, an increase of $431 million from $1,218 million in the first quarter of 2009. The increase between years primarily was attributable to a $325 million federal tax refund received in 2010, a $100 million increase in the recovery of CAS cost related to our qualified defined benefit pension plans, and the timing of changes in various other operating assets and liabilities. These increases partially were offset by a $100 million decrease in cash provided by operating working capital. Operating working capital accounts consist of accounts receivable, inventories, accounts payable, and customer advances in excess of costs incurred.

The decrease in cash provided by operating working capital primarily was due to growth in inventories and declines in customer advances and amounts in excess of costs incurred, which partially were offset by lower accounts receivable and higher accounts payable balances in 2010 compared to 2009. The increase in inventories mainly occurred on Air Mobility programs at Aeronautics and various programs in the MFC&T line of business at Electronic Systems. The declines in customer advances and amounts in excess of costs incurred mainly were attributable to various MFC&T programs at Electronic Systems. The decrease in accounts receivable principally was due to declines on Combat Aircraft programs at Aeronautics and various MFC&T programs at Electronic Systems. The increase in accounts payable primarily was attributable to the timing of payable activities across the Corporation.

We expect to make discretionary contributions of $1.4 billion related to our qualified defined benefit pension plans in 2010, as we anticipate that funding requirements under the Pension Protection Act beginning in 2011 will be higher than requirements in previous years. We may review options for further discretionary contributions in 2010. We anticipate recovering approximately $1.0 billion as CAS cost during 2010, with the remainder being recoverable in future years. Also, we expect to make required contributions of $155 million related to our retiree medical and life insurance plans in 2010.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are generally incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology (IT) to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $92 million in the first quarter of 2010 and $132 million in the first quarter of 2009. We expect that our annual capital expenditures over the next few years will be approximately $1.0 billion per year, sufficient to support the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures, and other activities – Acquisition activities include both the acquisition of businesses and investments in affiliates. We have a process to selectively identify

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

businesses for acquisition that meet our strategic, operational, and financial targets; help build a balanced portfolio; and provide disciplined growth. Acquisition activities in the first quarter of 2010 related to acquisitions completed in prior years and were not material. We paid $156 million in the first quarter of 2009 for acquisition activities, including amounts paid for acquisitions completed in prior periods. There were no divestiture activities in the first quarters of 2010 or 2009.

Financing Activities

Share activity and dividends – We used $516 million and $499 million of cash to repurchase common shares during the first quarters of 2010 and 2009 (see Note 8 under the caption “Stockholders’ Equity”). These purchases were made under our share repurchase program. As of March 28, 2010, we had repurchased a total of 155.7 million shares under the program, and there remained 22.3 million shares authorized for repurchase in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the first quarter of 2010.

During the first quarter of 2010, we declared and paid dividends totaling $238 million ($0.63 per share). During the first quarter of 2009, we declared and paid dividends totaling $227 million ($0.57 per share).

Cash received from the issuance of our common stock during the first quarter of 2010 related to the exercise of stock options totaled $24 million, compared to $16 million during the same period in 2009. Those activities resulted in the issuance of 0.6 million shares and 0.4 million shares during the respective periods.

CAPITAL RESOURCES

At March 28, 2010, we held cash and cash equivalents of $3.3 billion and short-term investments of $239 million. Our long-term debt, which amounted to $5.1 billion as of March 28, 2010 net of unamortized discounts, bears interest at fixed rates and is mainly in the form of publicly issued notes and debentures. Our debt-to-total capital ratio, net of unamortized discounts, was 56% and 55% at March 28, 2010 and December 31, 2009.

At March 28, 2010, we had in place a $1.5 billion revolving credit facility with a group of banks which expires in June 2012. There were no borrowings outstanding under the facility at March 28, 2010. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at March 28, 2010. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our stockholders’ equity amounted to $4,028 million at March 28, 2010, a net decrease of $101 million from December 31, 2009. The following items were the drivers of the net decrease:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at December 31, 2009	$373	$—	$12,351	$(8,595)	$4,129

Net earnings	—	—	547	—	547
Common stock dividends declared	—	—	(238)	—	(238)
Stock-based awards and ESOP activity	3	116	—	—	119
Common stock repurchases	(7)	(116)	(393)	—	(516)
Other comprehensive loss	—	—	—	(13)	(13)

Net activity	(4)	—	(84)	(13)	(101)

Balance at March 28, 2010	$369	$—	$12,267	$(8,608)	$4,028

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

During the first quarter of 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K.

OTHER MATTERS

Status of F-35 Program

The Nunn-McCurdy Amendment to the 1982 Defense Authorization Act, as modified in 2006, requires notification to the U.S. Congress if Department of Defense (DoD) program cost estimates exceed specified threshold levels. The notification process includes a requirement that programs be terminated if cost estimates increase by 50% above the original program baseline, unless the DoD certifies that the program is essential to national security, no suitable alternative of lesser cost is available, new estimates of the total program costs are reasonable, and the management structure is adequate to control costs.

The DoD has provided official notice to Congress through a Selected Acquisition Report (SAR) that the DoD’s cost estimates for the total F-35 program, through anticipated completion of procurement in 2035, are projected to exceed the original program baseline established in October 2001 by 57%. The SAR acknowledged that all mission systems hardware and software components are flying and maturing; that systems integration testing continues on plan; that a significant amount of ship integration work has been accomplished; and that all variants are projected to meet their respective key performance parameters. The SAR also acknowledged that, while the aircraft under the System Development and Demonstration program are taking longer to build than planned, they are setting new standards for quality, and manufacturing efficiencies continue to improve with each aircraft.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We believe the F-35 continues to be a high priority program for our nation’s security. The President’s fiscal year 2011 budget proposal submitted in February 2010 requested more than $11.7 billion to fund development activities and production of the F-35. Development of the F-35 continues to progress. On March 18, 2010, the F-35B, the short take-off and vertical landing (STOVL) variant, completed its first vertical landing.

We expect that the F-35 program will be recertified early this summer after the DoD conducts the legally required reviews of the program and cost estimates. We accordingly do not anticipate that the notice will have a material effect on the program or our consolidated financial results.

United Launch Alliance

In connection with our ownership of United Launch Alliance, L.L.C. (ULA), we and Boeing each committed to provide up to $200 million in financial support to ULA, as required. To satisfy this commitment, we put into place a revolving credit agreement with ULA until at least December 1, 2011, and would expect to fund our requirements with cash on hand. No amounts have been drawn on the credit agreement.

We and Boeing have received dividends totaling $147 million each which are subject to agreements between us, Boeing, and ULA whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the dividends subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 28, 2010, and that it will not be necessary to make payments under the cross-indemnities.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2009: Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosure of Market Risk” beginning on page 52; Note 1 under the caption “Derivative financial instruments” on page 64; and Note 9 beginning on page 73. Our exposures to market risk have not changed materially since December 31, 2009.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 28, 2010. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 28, 2010.

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

Lockheed Martin Corporation

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

•	The availability of government funding for our products and services both domestically and internationally;

•	Changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives);

•	The impact of economic recovery and stimulus plans and continued military operations in Iraq and Afghanistan on funding for existing defense programs;

•	Failure to have the F-35 program or other key programs recertified after notice of exceeding cost-growth thresholds specified by the Nunn-McCurdy process;

•	The award or termination of contracts;

•	Actual returns (or losses) on pension plan assets, interest and discount rates, and other changes that may affect pension plan assumptions;

•	The effect of capitalization changes (such as share repurchase activity, advance pension funding, option exercises, or debt levels) on earnings per share;

•	Difficulties in developing and producing operationally advanced technology systems;

•	The timing and customer acceptance of product deliveries;

•	Materials availability and performance by key suppliers, subcontractors and customers;

•	Charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

•	The future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies;

•	The future impact of acquisitions or divestitures, joint ventures or teaming arrangements;

•	The outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts);

•	The competitive environment for the Corporation’s products and services;

•	The ability to attract and retain key personnel; and

•	Economic, business, and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulation” on page 9 and “Risk Factors” on pages 10 through 17, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2009; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 19 through 28 of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on page 10 and pages 11 through 14, respectively, included in this Form 10-Q.

Lockheed Martin Corporation

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2009 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K). In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole. The results of legal proceedings, however, cannot be predicted with certainty.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2009 Form 10-K (pages 10 through 17) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2009 Form 10-K.

Lockheed Martin Corporation

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 28, 2010.

The following table provides information about our purchases during the quarter ended March 28, 2010 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Programs (2)
January (January 1, 2010 – January 31, 2010)	658,800	$75.70	658,800	28,207,324
February (February 1, 2010 – February 28, 2010)	2,436,800	75.94	2,436,800	25,770,524
March (March 1, 2010 – March 28, 2010)	3,383,600	83.10	3,383,600	22,386,924

(1)	We repurchased a total of 6,479,200 shares of our common stock during the quarter ended March 28, 2010 under a share repurchase program that we announced in October 2002.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 178.0 million shares of our common stock from time-to-time. Under the program, management has the discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of March 28, 2010, we had repurchased a total of 155.7 million shares under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 12	Lockheed Martin Corporation Computation of Ratio of Earnings to Fixed Charges for the three months ended March 28, 2010

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Lockheed Martin Corporation

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 21, 2010	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller (Chief Accounting Officer)

