Form 10-Q
period 2010-06-27
LOCKHEED MARTIN CORP
filed 2010-07-29
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 27, 2010
Common stock, $1 par value	362,498,184

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 27, 2010

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 27, 2010

INDEX

Exhibit 10	Lockheed Martin Corporation Special Termination Plan for Certain Management Employees (also referred to as the Voluntary Executive Separation Program)

Exhibit 12	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges for the Six Months Ended June 27, 2010

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Earnings

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions, except per share data)
Net Sales
Products	$9,189	$9,022	$17,642	$17,480
Services	2,253	2,050	4,273	3,800

Total Net Sales	11,442	11,072	21,915	21,280

Cost of Sales
Products	(8,182)	(8,058)	(15,756)	(15,572)
Services	(2,051)	(1,825)	(3,845)	(3,365)
Unallocated Corporate Costs	(149)	(177)	(326)	(326)

Total Cost of Sales	(10,382)	(10,060)	(19,927)	(19,263)

Gross Profit	1,060	1,012	1,988	2,017
Other Income, Net	75	66	119	113

Operating Profit	1,135	1,078	2,107	2,130
Interest Expense	(86)	(74)	(173)	(148)
Other Non-Operating Income (Expense), Net	(19)	46	9	43

Earnings from Continuing Operations before Income Taxes	1,030	1,050	1,943	2,025
Income Tax Expense	(303)	(319)	(675)	(628)

Earnings from Continuing Operations	727	731	1,268	1,397

Earnings from Discontinued Operations	98	3	104	3

Net Earnings	$825	$734	$1,372	$1,400

Earnings Per Common Share
Basic
Continuing Operations	$1.98	$1.89	$3.42	$3.58
Discontinued Operations	0.27	0.01	0.28	0.01

Basic Earnings Per Common Share	$2.25	$1.90	$3.70	$3.59

Diluted
Continuing Operations	$1.96	$1.87	$3.38	$3.54
Discontinued Operations	0.26	0.01	0.28	0.01

Diluted Earnings Per Common Share	$2.22	$1.88	$3.66	$3.55

Cash Dividends Paid Per Common Share	$0.63	$0.57	$1.26	$1.14

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheets

	(Unaudited) June 27, 2010	December 31, 2009
	(In millions)
Assets
Current Assets
Cash and Cash Equivalents	$2,722	$2,391
Short-term Investments	877	346
Accounts Receivable, Net	6,383	5,840
Inventories	2,360	2,131
Deferred Income Taxes	962	812
Assets of Discontinued Operations Held for Sale	499	537
Other Current Assets	409	656

Total Current Assets	14,212	12,713
Property, Plant and Equipment, Net	4,381	4,517
Goodwill	9,797	9,810
Purchased Intangibles, Net	179	226
Prepaid Pension Asset	167	160
Deferred Income Taxes	3,614	3,779
Other Assets	3,889	3,906

Total Assets	$36,239	$35,111

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,271	$2,014
Customer Advances and Amounts in Excess of Costs Incurred	5,180	5,039
Salaries, Benefits and Payroll Taxes	1,698	1,631
Liabilities of Discontinued Operations Held for Sale	281	280
Other Current Liabilities	2,429	1,761

Total Current Liabilities	11,859	10,725
Long-term Debt, Net	5,019	5,052
Accrued Pension Liabilities	11,194	10,823
Other Postretirement Benefit Liabilities	1,310	1,308
Other Liabilities	3,123	3,074

Total Liabilities	32,505	30,982

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	360	373
Additional Paid-in Capital	—	—
Retained Earnings	11,988	12,351
Accumulated Other Comprehensive Loss	(8,614)	(8,595)

Total Stockholders’ Equity	3,734	4,129

Total Liabilities and Stockholders’ Equity	$36,239	$35,111

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 27, 2010	June 28, 2009
	(In millions)
Operating Activities
Net earnings	$1,372	$1,400
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization of plant and equipment	351	356
Amortization of purchased intangibles	49	54
Stock-based compensation	82	72
Excess tax benefits on stock compensation	(8)	(13)
Changes in operating assets and liabilities
Accounts receivable, net	(552)	(812)
Inventories	(197)	101
Accounts payable	247	118
Customer advances and amounts in excess of costs incurred	137	219
Other	1,393	859

Net cash provided by operating activities	2,874	2,354

Investing Activities
Expenditures for property, plant and equipment	(223)	(299)
Net cash used for short-term investment transactions	(531)	—
Acquisition of businesses / investments in affiliates	(22)	(187)
Other	(28)	(14)

Net cash used for investing activities	(804)	(500)

Financing Activities
Repurchases of common stock	(1,247)	(969)
Issuances of common stock and related amounts	37	23
Excess tax benefits on stock compensation	8	13
Common stock dividends	(471)	(449)
Cash premium and transaction costs for debt exchange	(47)	—

Net cash used for financing activities	(1,720)	(1,382)

Effect of exchange rate changes on cash and cash equivalents	(19)	32

Net increase in cash and cash equivalents	331	504
Cash and cash equivalents at beginning of period	2,391	2,168

Cash and cash equivalents at end of period	$2,722	$2,672

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of

Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions)
Balance at December 31, 2008	$393	$—	$11,621	$(9,149)	$2,865

Net earnings	—	—	1,400	—	1,400
Common stock dividends declared	—	—	(670)	—	(670)
Stock-based awards and ESOP activity	3	190	—	—	193
Common stock repurchases	(14)	(190)	(804)	—	(1,008)
Other comprehensive income	—	—	—	40	40

Net activity	(11)	—	(74)	40	(45)

Balance at June 28, 2009	$382	$—	$11,547	$(9,109)	$2,820

Balance at December 31, 2009	$373	$—	$12,351	$(8,595)	$4,129

Net earnings	—	—	1,372	—	1,372
Common stock dividends declared	—	—	(704)	—	(704)
Stock-based awards and ESOP activity	3	251	—	—	254
Common stock repurchases	(16)	(251)	(1,031)	—	(1,298)
Other comprehensive loss	—	—	—	(19)	(19)

Net activity	(13)	—	(363)	(19)	(395)

Balance at June 27, 2010	$360	$—	$11,988	$(8,614)	$3,734

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2010

NOTE 1 – BASIS OF PRESENTATION

We prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We followed the accounting policies used and disclosed in the consolidated financial statements included in our 2009 Form 10-K filed with the Securities and Exchange Commission.

We close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

The interim financial information in this Form 10-Q reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter or six months ended June 27, 2010 are not necessarily indicative of results to be expected for the full year.

NOTE 2 – PLANNED BUSINESS DIVESTITURES

In June 2010, we announced plans to divest Pacific Architects and Engineers, Inc. (PAE) and most of our Enterprise Integration Group (EIG), two businesses within our Information Systems & Global Solutions (IS&GS) reporting segment.

PAE

PAE’s operating results are included in discontinued operations on our Statements of Earnings for all periods presented, as we believe that closing a sale of the business around the end of 2010 is probable. PAE’s assets and liabilities are classified as held for sale on our Balance Sheets. As a result of our decision to sell PAE, we were required to record a $96 million deferred tax asset to reflect the tax benefit that we expect to realize on the sale of PAE because our tax basis is higher than our book basis.

The plan to divest PAE is a result of changes in customer priorities. When we acquired the business, we envisioned it as an entry point to a new customer set that would need additional services, primarily in the areas of information technology and systems integration. Those customers, however, are seeking a different mix of services, such as the construction of facilities and provision of physical security, that does not fit with our long-term strategy.

Summary financial information related to discontinued operations is as follows:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Net sales	$149	$164	$313	$329
Earnings before income taxes	4	4	12	6
Earnings from discontinued operations
Earnings after income taxes	2	3	8	3
Tax benefit from recognition of deferred tax asset related to planned PAE sale	96	—	96	—

	$98	$3	$104	$3

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The major classes of assets related to the PAE business classified as held for sale on our Balance Sheets are listed in the table below. There were no major classes of liabilities that were material for separate disclosure related to the PAE business.

	June 27, 2010	December 31, 2009
	(In millions)
Assets
Accounts receivable, net	$230	$221
Goodwill and other intangible assets	219	223
Other assets	50	93

Assets of Discontinued Operations Held for Sale	$499	$537

Liabilities of Discontinued Operations Held for Sale	$281	$280

EIG

We are currently evaluating the relative merits of a sale transaction for EIG compared to a spin-off of the EIG business to our stockholders. EIG’s financial results will remain in continuing operations until we either conclude that a sale is probable or close a spin-off transaction. We expect a transaction to occur around the end of 2010.

Our decision to divest EIG was based on our analysis of the U.S. Government’s increased concerns about perceived organizational conflicts of interest within the defense contracting community. We have never had an organizational conflict of interest violation; however, the potential for conflicts arises in circumstances where a contractor providing certain types of advisory services or support to the U.S. Government is also involved in systems development activities. EIG provides systems engineering, architecture, and integration services and support to a broad range of government customers.

Net sales and earnings before income taxes related to the EIG business were as follows:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Net sales	$146	$132	$281	$255
Earnings before income taxes	12	12	22	21

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions, except per share data)
Net earnings:
Earnings from continuing operations	$727	$731	$1,268	$1,397
Earnings from discontinued operations	98	3	104	3

Net earnings for basic and diluted computations	$825	$734	$1,372	$1,400

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	367.6	386.9	370.6	390.2
Dilutive stock options and restricted stock units	4.1	4.0	4.1	4.0

Average number of common shares outstanding for diluted computations	371.7	390.9	374.7	394.2

Earnings per common share:
Basic
Continuing operations	$1.98	$1.89	$3.42	$3.58
Discontinued operations	0.27	0.01	0.28	0.01

Basic earnings per common share	$2.25	$1.90	$3.70	$3.59

Diluted
Continuing operations	$1.96	$1.87	$3.38	$3.54
Discontinued operations	0.26	0.01	0.28	0.01

Diluted earnings per common share	$2.22	$1.88	$3.66	$3.55

Stock options to purchase 11.2 million shares of common stock for the quarter and six months ended June 27, 2010 and June 28, 2009 had exercise prices that were in excess of the average market price of our common stock for the respective periods. As such, we did not include these stock options in our calculation of diluted earnings per share, as their effect would have been anti-dilutive.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – BUSINESS SEGMENT INFORMATION

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered.

In June 2010, we announced the realignment of two IS&GS businesses, Readiness & Stability Operations (RSO) and Savi Technology, Inc., with our simulation, training and support business to form the Global Training & Logistics line of business within Electronic Systems. The following financial information has been reclassified to reflect this realignment and to exclude the PAE business from the IS&GS business segment information (see Note 2) for all periods presented. The realignment had no effect on our consolidated results of operations, financial position, or cash flows. In connection with the realignment and divestitures activities announced in June, IS&GS’ name was changed to Information Systems & Global Solutions, replacing “Services” with “Solutions” to better reflect its focus and scope.

In the following table, we present net sales and operating profit of our four business segments. Net sales exclude intersegment revenue, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts.

Operating profit includes the equity earnings (losses) from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those segments. Operating profit of the business segments excludes the FAS/CAS pension adjustment discussed below; expense for certain stock-based compensation programs including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as gains or losses from divestitures and the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. These items are included in “Unallocated Corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings.

The results of operations of our segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS) rules. The FAS/CAS pension adjustment represents the difference between pension expense or income calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our segments’ net sales and cost of sales.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Net sales
Aeronautics	$3,146	$3,086	$6,079	$5,867
Electronic Systems	3,528	3,395	6,804	6,564
Information Systems & Global Solutions	2,688	2,535	5,034	4,875
Space Systems	2,080	2,056	3,998	3,974

Total	$11,442	$11,072	$21,915	$21,280

Operating profit
Aeronautics	$372	$399	$696	$754
Electronic Systems	432	425	836	825
Information Systems & Global Solutions	238	224	445	451
Space Systems (1)	245	224	458	436

Total business segments	$1,287	$1,272	$2,435	$2,466
Unallocated Corporate expense, net	(152)	(194)	(328)	(336)

Total	$1,135	$1,078	$2,107	$2,130

Intersegment revenue
Aeronautics	$35	$57	$74	$99
Electronic Systems	232	221	449	408
Information Systems & Global Solutions	243	211	451	407
Space Systems	37	33	60	67

Total	$547	$522	$1,034	$981

	June 27, 2010	December 31, 2009
	(In millions)
Assets
Aeronautics	$4,751	$4,356
Electronic Systems	10,205	10,080
Information Systems & Global Solutions	5,999	5,906
Space Systems	3,171	3,097

Total business segments	24,126	23,439
Corporate assets (2)	11,614	11,135
Assets of discontinued operations held for sale	499	537

Total	$36,239	$35,111

(1)	Equity earnings of United Launch Alliance, LLC and United Space Alliance, LLC represented 26% and 25% of Space Systems operating profit for the quarter and six month periods ended June 27, 2010, and 28% and 22% for the quarter and six month periods ended June 28, 2009.
(2)	Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, deferred environmental assets, and investments held in a Rabbi Trust.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – INVENTORIES

Inventories consisted of the following components:

	June 27, 2010	December 31, 2009
	(In millions)
Work-in-process, primarily related to long-term contracts and programs in progress	$6,328	$5,521
Less: Customer advances and progress payments	(4,422)	(3,940)

	1,906	1,581
Other inventories	454	550

	$2,360	$2,131

NOTE 6 – POSTRETIREMENT BENEFIT PLANS

The net pension cost and the net postretirement benefit cost related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Qualified defined benefit pension plans
Service cost	$226	$218	$451	$435
Interest cost	469	453	938	906
Expected return on plan assets	(507)	(507)	(1,014)	(1,014)
Amortization of prior service cost	20	20	41	40
Recognized net actuarial losses	149	75	298	151

Total net pension expense	$357	$259	$714	$518

Retiree medical and life insurance plans
Service cost	$9	$9	$18	$18
Interest cost	41	41	82	82
Expected return on plan assets	(32)	(27)	(64)	(54)
Amortization of prior service cost	(4)	(6)	(8)	(12)
Recognized net actuarial losses	7	11	13	22

Total net postretirement expense	$21	$28	$41	$56

Based on our known requirements as of June 27, 2010, no contributions related to the qualified defined benefit pension plans are expected to be required in 2010. We made $350 million in discretionary contributions related to our qualified defined benefit pension plans during the quarter and six months ended June 27, 2010, and expect to make additional discretionary contributions of $1,050 million to those plans in the third quarter of 2010. We may review options for further discretionary contributions during the remainder of the year. We made $39 million in required contributions related to our retiree medical and life insurance plans during the quarter and six months ended June 27, 2010, and expect to make additional required contributions of $116 million to those plans in the second half of 2010.

In 2009, we made discretionary contributions of $1.5 billion related to our qualified defined benefit pension plans and $58 million related to our retiree medical and life insurance plans.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items which have been previously reported.

Legal Proceedings

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter alleging that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $217 million and US $59 million, based on the exchange rate as of June 27, 2010). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of June 27, 2010), interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position. Following an unsuccessful mediation effort in October 2009, we served notice of arbitration on the MoD pursuant to the contract terms. We plan to seek damages for wrongful termination of the contract, including costs incurred but not paid.

On April 24, 2009, we filed a declaratory judgment action against the N.Y. Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of N.Y. to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The contract provides for the design and installation of an integrated electronic security system for the MTA and has a total value of $323 million, of which $241 million has been paid to date. The MTA filed an answer and counterclaim on May 26, 2009, alleging that we breached the contract, and subsequently terminated the contract for alleged default. The MTA is seeking monetary damages and other relief under the contract, including the cost to complete the contract and potential re-procurement costs. We dispute the MTA’s allegations and are defending against them. On July 2, 2009, the sureties under the performance bond that we posted for the contract filed their own declaratory judgment action seeking to be excused from performing for the MTA, noting that they were unable to conclude that we were in material default under the contract or, in the alternative, seeking indemnification from us. On July 7, 2009, we filed an amended complaint against the MTA adding claims for wrongful termination and for breach of contract damages, including costs incurred but not paid. The MTA has filed an amended counterclaim. Discovery is proceeding in the action. In a related matter, on April 7, 2010, Five Star Electric, our electrical subcontractor on the MTA program, filed a complaint against us and our sureties. We agreed to settle Five Star Electric’s complaint on June 30, 2010 without material liability to us.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party. Environmental cleanup activities usually span many years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions.

We perform quarterly reviews of environmental remediation sites and record liabilities and assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. The amount of the liability recorded is based on a range of estimates for a particular environmental site, and represents the amount within the range that we determine to be our best estimate of the cost of remediation. If no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

At June 27, 2010 and December 31, 2009, the aggregate amount of liabilities recorded relative to environmental matters was $879 million and $877 million. Of those amounts, $750 million and $748 million were recorded in other liabilities on our Balance Sheets, with the remainder recorded in other current liabilities. A majority of environmental costs is eligible for future recovery in the pricing of our products and services in U.S. Government contracts. We have recorded assets totaling $756 million and $740 million at June 27, 2010 and December 31, 2009 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Of those amounts, $644 million and $630 million were recorded in other assets on our Balance Sheets, with the remainder recorded in other current assets.

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

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds, and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds, and other arrangements aggregating $3.7 billion and $3.6 billion at June 27, 2010 and December 31, 2009. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

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

We and Boeing have received distributions totaling $172 million each which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 27, 2010, and that it will not be necessary to make payments under the cross-indemnities.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

Level 2 assets in the following table include U.S. Government securities, corporate debt securities, U.S. Government-sponsored enterprise securities, and other securities which are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals). The Level 2 derivative assets and liabilities relate to foreign currency exchange contracts and are valued based on observable market prices, but are not exchanged in an active market. See Note 9 under the caption “Derivative Financial Instruments” for further information related to our derivative instruments.

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At June 27, 2010, we have no assets or liabilities measured and recorded at fair value on a recurring basis that are categorized as Level 3, or that were transferred in or out of the Level 3 category during 2010.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of June 27, 2010 were as follows:

	Level 1	Level 2	Balance as of June 27, 2010
	(In millions)
Assets
Equity securities	$140	$—	$140
Mutual funds	300	—	300
U.S. Government securities	—	981	981
Corporate debt securities	—	65	65
U.S. Government-sponsored enterprise securities	—	71	71
Other securities	—	34	34
Derivative assets	—	46	46

Total assets	$440	$1,197	$1,637

Derivative liabilities	—	36	36

Net assets	$440	$1,161	$1,601

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. Investments in the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in other non-operating income (expense), net. As of June 27, 2010, investments in the trust totaled $714 million and are included in the investment securities categories listed in the table above.

Our cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheets approximates fair value. Our accounts receivable and accounts payable are carried at cost, which approximates fair value. At June 27, 2010, the estimated fair values of our long-term debt instruments aggregated $6,249 million, compared with a carrying amount of $5,526 million which excludes the $507 million unamortized discount. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

NOTE 9 – OTHER

Matter Included in Earnings

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. Because the tax benefits associated with these future deductions were reflected as deferred tax assets in the financial statements included in our 2009 Form 10-K, the elimination of the tax deductions resulted in a reduction in deferred tax assets and a charge to net earnings of $96 million in the first quarter of 2010.

Long-term Debt

In May 2010, we issued $728 million of new 5.72% Notes due 2040 (the New Notes) in exchange for a portion of our then outstanding debt securities listed in the table below (the Old Notes). We paid a premium of $158 million in the exchange, of which $117 million was in the form of New Notes. The remaining $41 million, along with $6 million in expenses associated with the transaction, was paid in cash and is included in the Statement of Cash Flows in financing activities. The premium was recorded as a discount and will be amortized as additional interest expense over the life of the New Notes using the effective interest method. Accordingly, the New Notes are included on our Balance Sheet net of the unamortized discount.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Principal Amount Exchanged
(In millions)
Old Notes Exchanged
7.65% Debentures due 2016	$149
7.75% Debentures due 2026	148
8.50% Debentures due 2029	111
7.20% Debentures due 2036	203

$611

Stockholders’ Equity

Share Repurchase Program

We have a share repurchase program which provides for the repurchase of up to 178.0 million shares of our common stock from time-to-time at management’s discretion. We used cash to repurchase shares under the program as follows:

•

In the first six months of 2010, $1,247 million to repurchase 15.6 million common shares that were executed and settled during the six-month period, and an additional $51 million to repurchase 0.6 million common shares in June 2010 that were settled in July 2010; and

•

In the first six months of 2009, $969 million to repurchase 13.2 million common shares that were executed and settled during the six-month period, and an additional $39 million to repurchase 0.5 million common shares in June 2009 that were settled in July 2009.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess of purchase price over par value as a reduction of retained earnings.

As of June 27, 2010, we had repurchased a total of 165.4 million shares under the program, and there remained approximately 12.6 million shares authorized for repurchase in the future.

Dividends

During the first six months of 2010, we declared and paid quarterly dividends totaling $471 million ($0.63 per share per quarter). In June, we also declared our third quarter 2010 dividend totaling $233 million ($0.63 per share), which was recorded as a current liability and a reduction of retained earnings. The dividend will be paid in September 2010. During the first six months of 2009, we declared and paid quarterly dividends totaling $449 million ($0.57 per share per quarter).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Comprehensive Income

The components of comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Net earnings	$825	$734	$1,372	$1,400
Other comprehensive income (loss)	(6)	41	(19)	40

Comprehensive income	$819	$775	$1,353	$1,440

Income Tax and Interest Payments

We received federal and foreign income tax refunds, net of payments made, of $69 million during the six-month period ended June 27, 2010, which included a $325 million refund received in the first quarter 2010 from the Internal Revenue Service (IRS) related to estimated taxes paid for the 2009 calendar year. We made federal and foreign income tax payments, net of refunds received, of $411 million during the six-month period ended June 28, 2009. Income tax payments and refunds are included in “Other” in operating activities on our Statements of Cash Flows.

We have protested to the IRS Appeals Division certain proposed adjustments related to tax years 2003-2004, 2005-2007, and 2008, and we expect these issues to be resolved over the next year. It is reasonably possible that resolution of these proposed adjustments and other matters, as well as the divestiture of PAE, over the next year could cause a reduction in our unrecognized tax benefits of up to $255 million, only a portion of which may affect net earnings.

Our total interest payments were $163 million and $143 million during the six-month periods ended June 27, 2010 and June 28, 2009.

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

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at June 27, 2010 and December 31, 2009 was $2.0 billion and $1.9 billion.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The effect of our derivative instruments on our Statements of Earnings for the three months and six months ended June 27, 2010 and June 28, 2009, and on our Balance Sheets as of June 27, 2010 and December 31, 2009, was not material. See Note 8 for further discussion on the fair value measurements related to our derivative instruments.

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

Lockheed Martin Corporation

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of June 27, 2010, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 27, 2010 and June 28, 2009, and the condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 27, 2010 and June 28, 2009. These financial statements are the responsibility of the Corporation’s management.

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

July 29, 2010

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

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. As a systems integrator, our products and services range from electronics and information systems (including integrated net-centric solutions), to missiles, aircraft, and spacecraft. We organize our business segments based on the nature of the products and services offered.

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

The following discussion of operating results provides an overview of our operations by focusing on key elements in our unaudited Statements of Earnings. Amounts in prior periods have been reclassified to reflect the planned divestiture of Pacific Architects and Engineers, Inc. (PAE), a business within IS&GS, as discontinued operations (see Note 2 under the caption “PAE”).

The “Discussion of Business Segments” section that follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarter and six-month periods ended June 27, 2010 and June 28, 2009, consistent with the presentation in Note 4. We follow an integrated approach for managing the performance of our business, and focus the discussion of our results of operations around major products and lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, while most of our services revenues are generated in our IS&GS segment.

Continuing Operations

Net sales for the second quarter of 2010 were $11.4 billion, a 3% increase over the second quarter 2009 sales of $11.1 billion. Net sales for the six months of 2010 were $21.9 billion, a 3% increase over the $21.3 billion recorded in the comparable 2009 period. Sales increased during the quarter and six months ended June 27, 2010 from the comparable 2009 period in every business segment.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other income, net was $75 million for the second quarter of 2010 compared to $66 million recorded in the comparable 2009 period. The increase primarily was due to decreased expenses associated with various corporate items. Other income, net was $119 million for the first six months of 2010 compared to $113 million in the comparable 2009 period. This increase primarily was due to higher equity earnings in affiliates, which partially were offset by increased expenses associated with various corporate items.

Our operating profit for the second quarter of 2010 was $1,135 million, an increase of 5% from the $1,078 million recorded in the comparable 2009 period. During the quarter, operating profit increased in every business segment except Aeronautics, which declined due to lower volume on F-16 and F-22 programs. Operating profit for the six months ended June 27, 2010 was $2,107 million, a 1% decrease from the $2,130 million recorded in the comparable 2009 period. During the first half of 2010, operating profit decreases in Aeronautics and IS&GS partially were offset by increases in Space Systems and Electronic Systems. In both periods, operating profit was favorably impacted by the decline in the FAS/CAS pension adjustment and decreases in deferred compensation plans expenses as compared 2009.

Interest expense for the second quarter and six months ended June 27, 2010 was $86 million and $173 million, respectively, as compared to $74 million and $148 million in the comparable 2009 periods. This increase mainly was driven by interest expense on the $1.5 billion long-term notes issued in the fourth quarter of 2009.

Other non-operating income (expense), net was expense of $19 million in the second quarter of 2010 as compared to income of $46 million in the second quarter of 2009. Other non-operating income (expense), net was income of $9 million in the first six months of 2010 as compared to income of $43 million in the comparable 2009 period. The decrease in both 2010 periods primarily was due to net unrealized losses on marketable securities held to fund certain non-qualified employee benefit obligations.

Our effective income tax rates were 29.4% and 34.7% for the quarter and six months ended June 27, 2010 compared to 30.4% and 31.0% for the quarter and six months ended June 28, 2009. The effective tax rate for the second quarter of 2010 was lower than the comparable period in 2009, primarily due to a reduction in our provision for foreign taxes. The effective tax rate for the first six months of 2010 was higher than the comparable period in 2009, primarily due to the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. These Acts eliminated our tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D, beginning in 2013. Since the tax benefits associated with these future deductions were reflected as deferred tax assets in our 2009 financial statements, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense in the first quarter of 2010. This increase in income tax expense reduced 2010 net earnings by $96 million.

The effective tax rates for both periods included tax benefits for U.S. manufacturing activities and dividends related to our employee stock ownership plans. The tax rates for the second quarter and first six months of 2009 included benefits related to the R&D credit, which expired on December 31, 2009.

Earnings from continuing operations for the second quarter of 2010 were $727 million ($1.96 per share) compared to $731 million ($1.87 per share) reported in the second quarter of 2009. Earnings from continuing operations for the six months ended June 27, 2010 were $1,268 million ($3.38 per share) compared to $1,397 million ($3.54 per share) reported in the comparable 2009 period.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Discontinued Operations

Discontinued operations included the operating results for PAE for all periods presented, and a $96 million tax benefit in 2010 due to the recognition of a deferred tax asset for PAE tax and book differences, recorded when the decision was made to dispose of PAE.

Earnings from discontinued operations for the second quarter of 2010 were $98 million ($0.26 per share) compared to $3 million ($0.01 per share) reported in the second quarter of 2009. Earnings from discontinued operations for the six months ended June 27, 2010 were $104 million ($0.28 per share) compared to $3 million ($0.01 per share) reported in the comparable 2009 period.

DISCUSSION OF BUSINESS SEGMENTS

The following tables of financial information and related discussions of the results of operations of our business segments are consistent with the presentation of segment information in Note 4. The equity earnings (losses) from investees in which certain business segments hold equity interests are included in the operating profit of the respective segments since the activities of the investees are closely aligned with the operations of those segments. Our largest equity investees are United Launch Alliance (ULA) and United Space Alliance (USA), which are included in Space Systems.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Aeronautics’ operating results included the following:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Net sales	$3,146	$3,086	$6,079	$5,867
Operating profit	372	399	696	754

Net sales for Aeronautics increased by 2% for the quarter and 4% for the first six months of 2010 from the comparable 2009 periods. In both periods, sales increased in Air Mobility and declined in Combat Aircraft. The increase in Air Mobility primarily was attributable to higher volume on C-130J programs including deliveries and support activities. There were six C-130J deliveries in the second quarter of 2010 (compared to three in the second quarter of 2009) and nine in the first six months of 2010 (compared to six in the comparable period of 2009). The decrease in Combat Aircraft principally was due to lower volume on the F-35 System Development and Demonstration (SDD) contract, F-16 programs, including a decline in deliveries, as well as lower volume on F-22 and other combat aircraft programs. These decreases partially were offset by higher volume on the F-35 production contracts. There were five F-16 deliveries in the second quarter of 2010 (compared to eight in the second quarter of 2009) and 11 in the first six months of 2010 (compared to 16 in the comparable period of 2009). Other Aeronautics Programs sales were relatively unchanged between periods.

Operating profit for Aeronautics decreased by 7% for the quarter and 8% for the first six months of 2010 from the comparable 2009 periods. In both periods, the decline in operating profit primarily was due to decreases in Combat Aircraft, which partially were offset by increases in Air Mobility and Other Aeronautics Programs. The decrease in Combat Aircraft’s operating profit primarily was due to the lower volume on the F-35 SDD contract, F-16 and F-22 programs as well as a decrease in the level of favorable performance adjustments on other combat aircraft programs in 2010 compared to 2009. These decreases more than offset increased operating profit resulting from higher volume and improved performance on F-35 production contracts. The increase in Air Mobility operating profit primarily was due to the higher volume on C-130J and other air mobility programs. The increase in Other Aeronautics Programs mainly was attributable to improved performance in sustainment activities and higher volume and improved performance on P-3 programs.

Electronic Systems

After the realignments described below, Electronic Systems has the following lines of business: Global Training & Logistics (GT&L), Missiles & Fire Control (M&FC), and Mission Systems & Sensors (MS2). The comparative discussion of Electronic Systems that follows reflects these lines of business.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

In the first half of 2010, we realigned Readiness & Stability Operations (RSO) and Savi Technology, Inc., two businesses from IS&GS (as discussed in Note 4), with Electronic Systems’ simulation, training and support business (previously included in the former Platforms & Training (P&T) line of business) to form GT&L. The following discussion has been conformed to these realignments, as well as those we disclosed in the first quarter of 2010, for all periods discussed below, and segment results have been reclassified for all periods presented. Prior to 2010, Electronic Systems reported the following lines of business: Missiles & Fire Control; Maritime Systems & Sensors; and Platforms & Training. Electronic Systems’ operating results included the following:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Net sales	$3,528	$3,395	$6,804	$6,564
Operating profit	432	425	836	825

Net sales for Electronic Systems increased by 4% for the quarter and first six months of 2010 from the comparable 2009 periods. In both periods, sales increased in GT&L and M&FC but declined in MS2. The increase at GT&L primarily was due to growth on readiness and stability operations and higher volume on simulation & training programs. The increase at M&FC primarily was due to higher volume on air defense and certain tactical missile programs, which partially were offset in the six month period by lower volume on fire control systems. The decrease at MS2 mainly was due to lower volume on ship & aviation systems and undersea warfare programs, which partially were offset by higher volume on surface naval warfare and radar system programs.

Operating profit for Electronic Systems increased by 2% for the quarter and 1% for the first six months of 2010 from the comparable 2009 periods. During the quarter, operating profit increased at M&FC and GT&L but declined at MS2. The increase at M&FC mainly was due to higher volume and improved performance on certain tactical missile programs and improved performance on fire control systems, which partially were offset by declines on air defense programs. The increase at GT&L primarily was attributable to higher volume on readiness and stability operations, which partially were offset by lower profitability on certain simulation & training programs in 2010. The decrease at MS2 primarily was attributable to lower volume and performance on undersea warfare system programs and lower volume on ship & aviation system programs, which partially were offset by higher volume and improved performance on radar system programs in 2010.

During the first six months of the year, operating profit increased at M&FC and GT&L but declined at MS2. The increase at M&FC mainly was due to higher volume and improved performance on certain tactical missile programs and higher volume on air defense programs. The increase at GT&L primarily was attributable to higher volume on readiness and stability operations, which partially were offset by the absence in 2010 of a benefit recognized in the first quarter of 2009 from favorably resolving a contract matter at simulation & training programs. The decrease at MS2 primarily was attributable to lower volume and performance on undersea warfare system programs, which partially were offset by higher volume and improved performance on radar system programs in 2010.

Information Systems & Global Solutions

In addition to the realignment of RSO and Savi Technology, Inc. with Electronic Systems in the second quarter of 2010, we also announced plans to divest PAE and most of the Enterprise Integration Group (EIG), two units within IS&GS. Additionally, we renamed IS&GS to Information Systems & Global Solutions, replacing “Services” with “Solutions” to better reflect its focus and scope.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

As a result of the realignment of RSO and Savi Technology, Inc., the following financial information has been reclassified to exclude these businesses for all periods presented, as they are now part of the Electronic Systems segment. We have classified PAE as discontinued operations and, therefore, financial information related to PAE also has been excluded from the segment information presented below for all periods presented. Since we are evaluating alternatives for the divestiture of EIG (see Note 2), it will continue to be reported in IS&GS’ segment operating results until the GAAP criteria for reporting as discontinued operations are met.

IS&GS’ operating results included the following:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Net sales	$2,688	$2,535	$5,034	$4,875
Operating profit	238	224	445	451

Net sales for IS&GS increased by 6% for the quarter and 3% for the first six months of 2010 from the comparable 2009 periods. In both periods, sales increased in Civil but declined in Defense and Intelligence. Civil increased principally due to higher volume on enterprise civilian services. Defense sales primarily decreased due to lower volume on mission and combat systems activities. Sales in Intelligence programs declined slightly mainly due to lower volume on security solutions, which partially were offset by higher volume in enterprise integration activities.

Operating profit for IS&GS increased by 6% for the quarter and decreased by 1% in the first six months of 2010 from the comparable 2009 periods. During the second quarter, operating profit increased in Intelligence and Civil but declined in Defense. The increase in Intelligence programs mainly was due to improved performance on security solutions, enterprise integration activities, and other intelligence activities. The increase in Civil was mainly due to higher volume on enterprise civilian services. The decrease in operating profit at Defense primarily was attributable to lower volume on mission and combat systems activities.

During the first six months of the year, operating profit increases in Civil and Intelligence were more than offset by a decline in Defense. The increase in Civil was mainly due to higher volume on enterprise civilian services. The increase in Intelligence programs mainly was due to higher volume and improved performance on enterprise integration and other intelligence activities. The decrease in operating profit at Defense primarily was attributable to lower volume on mission and combat systems activities.

Space Systems

Space Systems’ operating results included the following:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Net sales	$2,080	$2,056	$3,998	$3,974
Operating profit	245	224	458	436

Net sales for Space Systems increased by 1% for the quarter and first six months of 2010 from the comparable 2009 periods. In both periods, sales growth at Satellites and Space

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Transportation partially were offset by declines in Strategic & Defensive Missile Systems (S&DMS). The sales growth in Satellites primarily was attributable to higher volume in government satellite activities. There were no commercial satellite deliveries during the second quarter and first six months of 2010 or 2009. The increase in Space Transportation principally was due to higher volume on the Orion program, which partially was offset by lower volume on the space shuttle external tank program. S&DMS sales decreased mainly due to lower volume on defensive missile and strategic missile programs.

Operating profit for Space Systems increased by 9% for the quarter and 5% for the first six months of 2010 from the comparable 2009 periods. Operating profit increased in all three lines of business during the quarter. The increase in Space Transportation mainly was attributable to higher volume on the Orion program, which partially was offset by lower volume on the space shuttle’s external tank program. Satellites’ operating profit increased primarily due to higher volume and improved performance on government satellite programs, which partially was offset by performance on commercial satellite programs. S&DMS operating profit increased mainly due to improved performance on strategic missile programs. Equity earnings represented 26% of operating profit at Space Systems in the second quarter of 2010, compared to 28% in the second quarter of 2009.

During the first six months of the year, operating profit increases in Space Transportation and S&DMS partially were offset by a decline in Satellites’ operating profit. The increase in Space Transportation mainly was attributable to higher equity earnings on the ULA joint venture and higher volume on the Orion program, which partially were offset by lower volume on the space shuttle’s external tank program. Satellites’ operating profit decreased primarily due to performance on commercial satellite programs and a lower level of favorable performance adjustments on government satellite programs in 2010 as compared to 2009. S&DMS operating profit increased mainly due to improved performance on strategic missile and defensive missile programs. Equity earnings represented 25% of operating profit at Space Systems in the first six months of 2010, compared to 22% in the first six months of 2009.

Unallocated Corporate Expense, Net

The following table shows the components of unallocated Corporate expense, net:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
FAS/CAS pension adjustment	$(110)	$(115)	$(220)	$(229)
Stock compensation expense	(41)	(42)	(82)	(72)
Other, net	(1)	(37)	(26)	(35)

Unallocated Corporate expense, net	$(152)	$(194)	$(328)	$(336)

For a discussion of the FAS/CAS pension adjustment and other types of items included in unallocated Corporate expense, net, see Note 4 to the financial statements in this Form 10-Q.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
FAS pension expense	$(357)	$(259)	$(714)	$(518)
Less: CAS cost	(247)	(144)	(494)	(289)

FAS/CAS pension adjustment – income (expense)	$(110)	$(115)	$(220)	$(229)

The increase in the FAS pension expense in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 was due to a lower discount rate at December 31, 2009 compared to December 31, 2008 and the continued amortization of the actuarial losses incurred in 2008, which resulted from the significant negative return on plan assets compared to our 8.50% long-term rate of return assumption. This trend, along with the increase in the CAS cost, is consistent with our expectations based on the assumptions we used in computing the FAS pension expense and CAS cost amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

LIQUIDITY AND CASH FLOWS

Our access to capital resources that provide liquidity has not been materially affected by the adverse changes in economic and market conditions over the past two years. We continually monitor changes in such conditions so that we can timely respond to any related developments. We have generated strong operating cash flows, which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, required postretirement benefit plan funding, and certain other discretionary funding. We have accessed the capital markets on limited occasions, as needed and when opportunistic. In 2010, we issued $728 million of notes in exchange for certain of our then outstanding debt securities (see Note 9 under the caption “Long-term Debt), and in the fourth quarter of 2009, we issued $1.5 billion of debt securities.

We expect our cash from operations to continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We have financing resources available to fund potential cash outflows that are less predictable or more discretionary, as discussed under Capital Resources. We have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating Activities

Net cash provided by operating activities for the first six months of 2010 was $2,874 million, which was $520 million higher than the same period in 2009. The increase primarily was attributable to a $480 million favorable net change in income tax payments driven by a $325 million federal tax refund received in the first quarter of 2010 and a $200 million increase in the recovery of CAS cost related to our qualified defined benefit pension plans. There was also a slight improvement in cash used for operating working capital. These increases partially were offset by a $350 million discretionary contribution to our qualified defined benefit pension plans in 2010; no contributions were made during the first six months of 2009. Operating working capital accounts consist of accounts receivable, inventories, accounts payable, and customer advances in excess of cost incurred.

The improvement in cash used for operating working capital was due to a decline in accounts receivable and higher accounts payable balances in 2010 compared to 2009 which partially were offset by growth in inventories and a decline in customer advances and amounts in excess of cost incurred. The decrease in accounts receivable was primarily due to higher collections on Combat Aircraft programs at Aeronautics and various MS2 and GT&L programs at Electronic Systems. The increase in accounts payable primarily was attributable to the timing of payables activities across all segments. The growth in inventories mainly occurred on sustainment activities at Aeronautics and various MS2 and GT&L programs at Electronic Systems. The decline in customer advances and amounts in excess of costs incurred mainly were attributable to decreases on M&FC programs at Electronic Systems.

We expect to make additional discretionary contributions related to our qualified defined benefit pension plans of $1,050 million in the third quarter of 2010. We may review options for further discretionary contributions during the remainder of the year.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology (IT) to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $223 million in the first six months of 2010 and $299 million in the comparable 2009 period. We expect that our annual capital expenditures over the next few years will be approximately $1.0 billion per year, sufficient to support the expected growth in our business and to support specific program requirements.

Acquisitions, divestitures, and other activities – Acquisition activities include both the acquisition of businesses and investments in affiliates. We have a process to selectively identify businesses for acquisition that meet our strategic, operational, and financial targets; help build a balanced portfolio; and provide disciplined growth. Acquisition activities in the first six months of 2010 related to acquisitions completed in prior years and were not material. We paid $187 million in the first six months of 2009 for acquisition activities, including amounts paid for acquisitions completed in prior periods. There were no divestiture activities in the first six months of 2010 or 2009.

During the first six months of 2010, we increased our short-term investments by $531 million. There were no short-term investment transactions in the first six months of 2009.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financing Activities

Share activity and dividends – We used $1,247 million and $969 million of cash to repurchase common shares during the first six months of 2010 and 2009 (see Note 9 under the caption “Stockholders’ Equity”). These purchases were made under our share repurchase program. As of June 27, 2010, we had repurchased a total of 165.4 million shares under the program, and there remained 12.6 million shares authorized for repurchase in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the second quarter of 2010.

During the first six months of 2010, we declared and paid quarterly dividends totaling $471 million compared to $449 million in the first half of 2009. We paid quarterly dividends of $0.63 per share in 2010 compared to $0.57 per share in 2009. We also declared our third quarter dividend of $233 million ($0.63 per share) in June 2010, which was recorded as a current liability and a reduction of retained earnings. This dividend will be paid in September 2010.

Cash received from the issuance of our common stock during the first six months of 2010 related to the exercise of stock options and tax benefits associated with stock-based compensation totaled $45 million, compared to $36 million during the same period in 2009. Those activities resulted in the issuance of 0.9 million shares and 0.5 million shares during the respective periods.

Long-term Debt – In connection with the debt exchange completed in May 2010 (see Note 9 under the caption “Long-term Debt”), we paid a total of $47 million for a portion of the premium associated with the transaction and related expenses incurred with third parties.

CAPITAL RESOURCES

At June 27, 2010, we held cash and cash equivalents of $2.7 billion and short-term investments of $877 million. Our long-term debt, which amounted to $5.0 billion as of June 27, 2010, net of unamortized discounts, bears interest at fixed rates and is mainly in the form of publicly issued notes and debentures. Our debt-to-total capital ratio, net of unamortized discounts, was 57% and 55% at June 27, 2010 and December 31, 2009.

As discussed in Note 9 under the caption “Long-term Debt”, in May 2010, we issued $728 million of new 5.72% Notes due 2040 (the New Notes) in exchange for $611 million of our then outstanding debt securities (the Old Notes). We paid a premium of $158 million, of which $117 million was in the form of New Notes and $41 million was paid in cash, which was recorded as a discount and will be amortized as additional interest expense over the life of the New Notes using the effective interest method. Accordingly, the New Notes are included on our Balance Sheet net of the unamortized discount. The expenses incurred with third parties associated with the exchange were not material.

At June 27, 2010, we had in place a $1.5 billion revolving credit facility with a group of banks which expires in June 2012. There were no borrowings outstanding under the facility at June 27, 2010. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding at June 27, 2010. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our stockholders’ equity amounted to $3,734 million at June 27, 2010, a net decrease of $395 million from December 31, 2009. The net decrease primarily was driven by the repurchase of 16.2 million common shares for $1,298 million and dividends declared of $704 million during the six months ended June 27, 2010. These decreases were partially offset by net earnings of $1,372 million and stock-based awards and ESOP activity of $254 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1,031 million recorded as a reduction of retained earnings.

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

During the six months ended June 27, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K.

OTHER MATTERS

Status of the F-35 Program

In the second quarter of 2010, the Department of Defense (DoD) recertified the F-35 program after completing a legally required review of the program’s priority, capability, cost, and management structure in accordance with the Nunn-McCurdy process established under federal law. The Nunn-McCurdy process requires notification to the U.S. Congress if DoD program cost estimates exceed specified threshold levels. The notification process includes a requirement that a program be terminated if cost estimates increase by 50% above the original program baseline, unless the DoD makes prescribed findings about the program. As part of the Nunn-McCurdy process, the DoD certified that: continuation of the F-35 program is essential to national security; no suitable alternative of acceptable capability is available at less cost; the new estimates of program acquisition unit cost or procurement unit costs were determined by the Director of Cost Assessment and Program Evaluation to be reasonable; and the program’s management structure is adequate to manage and control program acquisition unit cost or procurement unit cost.

In connection with the recertification, the DoD took steps to restructure the System Development and Demonstration (SDD) portion of the F-35 program to address cost and schedule risk, including extending the development and operational test schedules, adding test assets to the development program, and elevating the DoD’s program executive officer to a three-star rank. By year-end, the program executive officer will complete a technical baseline review of the program which could affect future requirements, schedule, and cost.

Given the size and complexity of the F-35 program, we anticipate that there will be additional reviews related to program schedule, cost, requirements, and aircraft quantities as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. The SDD portion of the F-35 program has experienced schedule delays, work scope changes, and cost increases. Current program challenges include completion of the flight testing, supply chain performance, and software development. Our ability to earn our portion of the remaining $614 million fee on the SDD portion of the F-35 program is dependent upon completion of to-be-determined milestones.

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

We and Boeing have received distributions totaling $172 million each which are subject to agreements between us, Boeing, and ULA whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 27, 2010, and that it will not be necessary to make payments under the cross-indemnities.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2010. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 27, 2010.

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

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

•	The availability of government funding for our products and services, both domestically and internationally, due to performance, cost growth, or other factors;

•	Changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives);

•	The impact of economic recovery and stimulus plans and continued military operations in Iraq and Afghanistan on funding for existing defense programs;

•	Failure to have key programs recertified after notice of exceeding cost-growth thresholds specified by the Nunn-McCurdy process;

•	The award or termination of contracts;

•	Actual returns (or losses) on pension plan assets, interest and discount rates, and other changes that may affect pension plan assumptions;

•	The effect of capitalization changes (such as share repurchase activity, advance pension funding, option exercises, or debt levels) on earnings per share;

•	Difficulties in developing and producing operationally advanced technology systems;

•	The timing and customer acceptance of product deliveries;

•	Materials availability and performance by key suppliers, subcontractors and customers;

•	Charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

•	The future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies;

•

The future impact of acquisitions or divestitures, joint ventures or teaming arrangements, including the potential that a delay in the divestiture of EIG could result in U.S. Government customers electing not to renew existing or award new contracts to EIG;

•	The outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts);

•	The competitive environment for the Corporation’s products and services;

•	The ability to attract and retain key personnel; and

•	Economic, business, and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulation” on page 9 and “Risk Factors” on pages 10 through 17, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2009; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 34 of this Form 10-Q; and “Note 2 – Planned Business Divestitures,” “Note 6 – Postretirement Benefit Plans,” and “Note 7 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on page 8 through 9, page 13, and pages 14 through 17, respectively, included in this Form 10-Q.

Our actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, you should not rely on forward-looking statements in making investment decisions. The forward-looking statements contained in this

Lockheed Martin Corporation

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 7 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2009 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K). In the opinion of management and in-house counsel, the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. The results of legal proceedings, however, cannot be predicted with certainty.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 7 – Legal Proceedings and Contingencies” under the caption “Environmental Matters” in this Form 10-Q.

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

Lockheed Martin Corporation

potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 27, 2010.

The following table provides information about the purchases during the quarter ended June 27, 2010 of our equity securities that had been registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
April (March 29, 2010 – April 25, 2010)	392,991	$82.99	392,991	21,993,933
May (April 26, 2010 – May 30, 2010)	6,299,307	$81.04	6,299,307	15,694,626
June (May 31, 2010 – June 27, 2010)	3,036,100	$78.55	3,036,100	12,658,526

(1)	We repurchased a total of 9,728,398 shares of our common stock during the quarter ended June 27, 2010 under a share repurchase program that we announced in October 2002.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 178.0 million shares of our common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of June 27, 2010, we had repurchased a total of 165.4 million shares under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Lockheed Martin Corporation

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10	Lockheed Martin Corporation Special Termination Plan for Certain Management Employees (also referred to as the Voluntary Executive Separation Program)

Exhibit 12	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges for the Six Months Ended June 27, 2010

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 29, 2010	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller (Chief Accounting Officer)

