Form 10-Q
period 2010-09-26
LOCKHEED MARTIN CORP
filed 2010-10-21
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 26, 2010
Common stock, $1 par value	360,128,404

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2010

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2010

INDEX

Exhibit 10	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan

Exhibit 12	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges for the Nine Months Ended September 26, 2010

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Earnings

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions, except per share data)
Net Sales
Products	$8,965	$8,688	$26,327	$25,913
Services	2,410	2,079	6,682	5,879

Total Net Sales	11,375	10,767	33,009	31,792

Cost of Sales
Products	(8,045)	(7,727)	(23,548)	(23,071)
Services	(2,151)	(1,878)	(5,995)	(5,243)
Voluntary Executive Separation Charge	(178)	—	(178)	—
Other Unallocated Corporate Costs	(203)	(176)	(529)	(502)

Total Cost of Sales	(10,577)	(9,781)	(30,250)	(28,816)

Gross Profit	798	986	2,759	2,976
Other Income, Net	91	82	210	195

Operating Profit	889	1,068	2,969	3,171
Interest Expense	(85)	(74)	(258)	(222)
Other Non-Operating Income, Net	37	54	46	97

Earnings from Continuing Operations before Income Taxes	841	1,048	2,757	3,046
Income Tax Expense	(276)	(262)	(941)	(883)

Earnings from Continuing Operations	565	786	1,816	2,163

Earnings from Discontinued Operations	6	11	127	34

Net Earnings	$571	$797	$1,943	$2,197

Earnings Per Common Share
Basic
Continuing Operations	$1.57	$2.06	$4.95	$5.59
Discontinued Operations	.02	.03	.35	.08

Basic Earnings Per Common Share	$1.59	$2.09	$5.30	$5.67

Diluted
Continuing Operations	$1.55	$2.04	$4.89	$5.53
Discontinued Operations	.02	.03	.34	.08

Diluted Earnings Per Common Share	$1.57	$2.07	$5.23	$5.61

Cash Dividends Paid Per Common Share	$.63	$.57	$1.89	$1.71

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 26, 2010	December 31, 2009
	(In millions)
Assets
Current Assets
Cash and Cash Equivalents	$2,656	$2,391
Short-term Investments	767	346
Accounts Receivable, Net	6,275	6,061
Inventories	2,093	2,183
Deferred Income Taxes	930	815
Assets of Discontinued Operations Held for Sale	805	—
Other Current Assets	413	681

Total Current Assets	13,939	12,477
Property, Plant and Equipment, Net	4,347	4,520
Goodwill	9,588	9,948
Purchased Intangibles, Net	158	311
Prepaid Pension Asset	171	160
Deferred Income Taxes	3,339	3,779
Other Assets	4,009	3,916

Total Assets	$35,551	$35,111

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,352	$2,030
Customer Advances and Amounts in Excess of Costs Incurred	5,060	5,049
Salaries, Benefits and Payroll Taxes	1,890	1,648
Liabilities of Discontinued Operations Held for Sale	344	—
Other Current Liabilities	1,992	1,976

Total Current Liabilities	11,638	10,703
Long-term Debt, Net	5,019	5,052
Accrued Pension Liabilities	10,506	10,823
Other Postretirement Benefit Liabilities	1,292	1,308
Other Liabilities	3,178	3,096

Total Liabilities	31,633	30,982

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	358	373
Additional Paid-in Capital	—	—
Retained Earnings	12,150	12,351
Accumulated Other Comprehensive Loss	(8,590)	(8,595)

Total Stockholders’ Equity	3,918	4,129

Total Liabilities and Stockholders’ Equity	$35,551	$35,111

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 26, 2010	September 27, 2009
	(In millions)
Operating Activities
Net earnings	$1,943	$2,197
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization of plant and equipment	539	544
Amortization of purchased intangibles	74	81
Stock-based compensation and related amounts	111	96
Changes in operating assets and liabilities
Accounts receivable, net	(515)	(720)
Inventories	60	(107)
Accounts payable	354	189
Customer advances and amounts in excess of costs incurred	25	350
Other	796	1,148

Net cash provided by operating activities	3,387	3,778

Investing Activities
Expenditures for property, plant and equipment	(394)	(481)
Net cash used for short-term investment transactions	(421)	(389)
Acquisition of businesses / investments in affiliates	(41)	(420)
Other	(11)	11

Net cash used for investing activities	(867)	(1,279)

Financing Activities
Repurchases of common stock	(1,566)	(1,362)
Issuances of common stock and related amounts	57	48
Common stock dividends	(700)	(668)
Cash premium and transaction costs for debt exchange	(47)	—

Net cash used for financing activities	(2,256)	(1,982)

Effect of exchange rate changes on cash and cash equivalents	1	24

Net increase in cash and cash equivalents	265	541
Cash and cash equivalents at beginning of period	2,391	2,168

Cash and cash equivalents at end of period	$2,656	$2,709

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of

Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In millions)
Balance at December 31, 2008	$393	$—	$11,621	$(9,149)	$2,865

Net earnings	—	—	2,197	—	2,197
Common stock dividends declared	—	—	(908)	—	(908)
Stock-based awards and ESOP activity	3	315	—	—	318
Common stock repurchases	(18)	(315)	(1,029)	—	(1,362)
Other comprehensive income	—	—	—	30	30

Net activity	(15)	—	260	30	275

Balance at September 27, 2009	$378	$—	$11,881	$(9,119)	$3,140

Balance at December 31, 2009	$373	$—	$12,351	$(8,595)	$4,129

Net earnings	—	—	1,943	—	1,943
Common stock dividends declared	—	—	(973)	—	(973)
Stock-based awards and ESOP activity	5	375	—	—	380
Common stock repurchases	(20)	(375)	(1,171)	—	(1,566)
Other comprehensive income	—	—	—	5	5

Net activity	(15)	—	(201)	5	(211)

Balance at September 26, 2010	$358	$—	$12,150	$(8,590)	$3,918

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 26, 2010

NOTE 1 – BASIS OF PRESENTATION

We prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We followed the accounting policies used and disclosed in the consolidated financial statements included in our 2009 Form 10-K filed with the Securities and Exchange Commission.

We close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

The interim financial information in this Form 10-Q reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of our results of operations for the interim periods. The results of operations for the quarter or nine months ended September 26, 2010 are not necessarily indicative of results to be expected for the full year.

NOTE 2 – PLANNED BUSINESS DIVESTITURES

In June 2010, we announced plans to divest Pacific Architects and Engineers, Inc. (PAE) and most of our Enterprise Integration Group (EIG), two businesses within our Information Systems & Global Solutions (IS&GS) reporting segment.

PAE’s and EIG’s operating results are included in discontinued operations on our Statements of Earnings for all periods presented, and their assets and liabilities are classified as held for sale on our 2010 Balance Sheet. We believe it is probable that a transaction to sell PAE will close around the end of 2010. On October 13, 2010, we announced that we entered into a definitive agreement to sell EIG for $815 million. We expect this transaction will close by the end of the year, pending review under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

In the third quarter of 2010, most of EIG was classified as discontinued operations after management determined that a sale of EIG was economically preferable to a spin-off of the EIG business to our stockholders. As a result of our decision to sell PAE and include its results in discontinued operations in the second quarter of 2010, we recorded a $96 million deferred tax asset which reflects the tax benefit that we expect to realize on the sale of PAE because our tax basis is higher than our book basis.

The plan to divest PAE is a result of changes in customer priorities. When we acquired the business, we envisioned it as an entry point to a new customer set that would need additional services, primarily in the areas of information technology and systems integration. Those customers, however, are seeking a different mix of services, such as the construction of facilities and provision of physical security, which does not fit with our long-term strategy.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In the following tables of financial information, we have combined the results of operations and assets and liabilities of PAE and EIG as the amounts for the individual businesses are not material. Summary financial information related to discontinued operations is as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Net sales	$262	$289	$856	$873
Earnings before income taxes	11	26	50	59
Earnings from discontinued operations:
Earnings after income taxes	6	11	31	34
Tax benefit from recognition of deferred tax asset related to planned PAE sale	—	—	96	—

	$6	$11	$127	$34

The major classes of assets and liabilities related to discontinued operations and classified as held for sale on our Balance Sheet as of September 26, 2010 are listed in the table below.

September 26, 2010
(In millions)
Assets
Accounts receivable, net	$301
Goodwill and other intangible assets	445
Other assets	59

Assets of Discontinued Operations Held for Sale	$805

Liabilities
Accounts payable	$33
Accrued expenses	210
Other liabilities	101

Liabilities of Discontinued Operations Held for Sale	$344

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions, except per share data)
Net earnings:
Earnings from continuing operations	$565	$786	$1,816	$2,163
Earnings from discontinued operations	6	11	127	34

Net earnings for basic and diluted computations	$571	$797	$1,943	$2,197

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	360.1	381.4	367.1	387.2
Dilutive stock options and restricted stock units	3.8	4.1	4.0	4.1

Average number of common shares outstanding for diluted computations	363.9	385.5	371.1	391.3

Earnings per common share:
Basic
Continuing operations	$1.57	$2.06	$4.95	$5.59
Discontinued operations	.02	.03	.35	.08

Basic earnings per common share	$1.59	$2.09	$5.30	$5.67

Diluted
Continuing operations	$1.55	$2.04	$4.89	$5.53
Discontinued operations	.02	.03	.34	.08

Diluted earnings per common share	$1.57	$2.07	$5.23	$5.61

Stock options to purchase 14.6 million and 11.1 million shares of common stock for the quarter and nine months ended September 26, 2010 and stock options to purchase 11.2 million shares of common stock for the quarter and nine months ended September 27, 2009 had exercise prices that were in excess of the average market price of our common stock for the respective periods. As such, we did not include these stock options in our calculation of diluted earnings per share, as their effect would have been anti-dilutive.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – BUSINESS SEGMENT INFORMATION

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered.

In June 2010, we announced the realignment of two IS&GS businesses, Readiness & Stability Operations (RSO) and Savi Technology, Inc., with our simulation, training and support business to form the Global Training & Logistics line of business within Electronic Systems. The realignment had no effect on our consolidated results of operations, financial position, or cash flows. The financial information in the table on the next page has been reclassified to reflect this realignment and to exclude the PAE and EIG businesses from the IS&GS business segment information (see Note 2) for all periods presented.

The table on the next page presents net sales and operating profit of our four business segments. Net sales exclude intersegment revenue, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. Operating profit of the business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those segments.

Operating profit of the business segments excludes the FAS/CAS pension adjustment discussed below; expense for certain stock-based compensation programs including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as the charge related to the Voluntary Executive Separation Program (VESP) in the third quarter of 2010 (see Note 9); gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. The items other than the charge related to the VESP are included in “Other unallocated Corporate expense, net” in the table on the next page which reconciles operating profit from the business segments to operating profit in our Statements of Earnings. The charge related to the VESP is presented as a separate reconciling item.

The results of operations of our segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS) rules. The FAS/CAS pension adjustment represents the difference between pension expense or income calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our segments’ net sales and cost of sales.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Net sales
Aeronautics	$3,300	$3,084	$9,379	$8,951
Electronic Systems	3,583	3,254	10,387	9,818
Information Systems & Global Solutions	2,524	2,356	7,277	6,976
Space Systems	1,968	2,073	5,966	6,047

Total	$11,375	$10,767	$33,009	$31,792

Operating profit
Aeronautics	$396	$397	$1,092	$1,151
Electronic Systems	425	404	1,261	1,229
Information Systems & Global Solutions	217	212	635	636
Space Systems (1)	235	236	693	672

Total business segments	$1,273	$1,249	$3,681	$3,688
Voluntary executive separation charge	(178)	—	(178)	—
Other unallocated Corporate expense, net	(206)	(181)	(534)	(517)

Total	$889	$1,068	$2,969	$3,171

Intersegment revenue
Aeronautics	$16	$53	$90	$152
Electronic Systems	249	232	698	640
Information Systems & Global Solutions	239	208	690	615
Space Systems	28	28	88	95

Total	$532	$521	$1,566	$1,502

	September 26, 2010	December 31, 2009
	(In millions)
Assets
Aeronautics	$4,844	$4,356
Electronic Systems	10,174	9,106
Information Systems & Global Solutions	5,488	7,457
Space Systems	3,103	3,097

Total business segments	23,609	24,016
Corporate assets (2)	11,137	11,095
Assets of discontinued operations held for sale	805	—

Total	$35,551	$35,111

(1)	Equity earnings of United Launch Alliance, LLC and United Space Alliance, LLC represented 33% and 28% of Space Systems operating profit for the quarter and nine month periods ended September 26, 2010, and 33% and 26% for the quarter and nine month periods ended September 27, 2009.
(2)	Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, deferred environmental assets, and investments held in a Rabbi Trust.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – INVENTORIES

Inventories consisted of the following components:

	September 26, 2010	December 31, 2009
	(In millions)
Work-in-process, primarily related to long-term contracts and programs in progress	$6,491	$5,565
Less: Customer advances and progress payments	(4,717)	(3,941)

	1,774	1,624
Other inventories	319	559

	$2,093	$2,183

NOTE 6 – POSTRETIREMENT BENEFIT PLANS

The net pension cost and the net postretirement benefit cost related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Qualified defined benefit pension plans
Service cost	$226	$217	$677	$652
Interest cost	469	453	1,407	1,359
Expected return on plan assets	(506)	(507)	(1,520)	(1,521)
Amortization of prior service cost	21	20	62	60
Recognized net actuarial losses	148	76	446	227

Total net pension expense	$358	$259	$1,072	$777

Retiree medical and life insurance plans
Service cost	$9	$8	$27	$26
Interest cost	42	42	124	124
Expected return on plan assets	(32)	(26)	(96)	(80)
Amortization of prior service cost	(4)	(6)	(12)	(18)
Recognized net actuarial losses	6	10	19	32

Total net postretirement expense	$21	$28	$62	$84

We made discretionary contributions related to our qualified defined benefit pension plans of $1,400 million during the first nine months of 2010, including $1,050 million during the third quarter of 2010. We plan to make additional discretionary contributions of $800 million to those plans in the fourth quarter of 2010. In the fourth quarter of 2009, we made discretionary contributions of $1,480 million related to our qualified defined benefit pension plans. Contributions to our qualified defined benefit pension plans are included in “Other” in operating activities on our Statements of Cash Flows.

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

Legal Proceedings

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter alleging that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $228 million and US $62 million, based on the exchange rate as of September 26, 2010). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of September 26, 2010), interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position. Following an unsuccessful mediation effort in October 2009, we served notice of arbitration on the MoD pursuant to the contract terms. We plan to seek damages for wrongful termination of the contract, including costs incurred but not paid.

On April 24, 2009, we filed a declaratory judgment action against the N.Y. Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of N.Y. to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The contract provides for the design and installation of an integrated electronic security system for the MTA and has a total value of $323 million, of which $241 million has been paid to date. The MTA filed an answer and counterclaim on May 26, 2009, alleging that we breached the contract, and subsequently terminated the contract for alleged default. The MTA is seeking monetary damages and other relief under the contract, including the cost to complete the contract and potential reprocurement costs. We dispute the MTA’s allegations and are defending against them. On July 2, 2009, the sureties under the performance bond that we posted for the contract filed their own declaratory judgment action seeking to be excused from performing for the MTA, noting that they were unable to conclude that we were in material default under the contract or, in the alternative, seeking indemnification from us. On July 7, 2009, we filed an amended complaint against the MTA adding claims for wrongful termination and for breach of contract damages, including costs incurred but not paid. The MTA has filed an amended counterclaim. Discovery is proceeding in the action.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

We perform quarterly reviews of environmental remediation sites and record liabilities and related assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated. The amount of the liability recorded is based on a range of estimates for a particular environmental site, and represents the amount within the range that we determine to be our best estimate of the cost of remediation. If no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

At September 26, 2010 and December 31, 2009, the aggregate amount of liabilities recorded relative to environmental matters was $959 million and $877 million. Of those amounts, $830 million and $748 million were recorded in other liabilities on our Balance Sheets, with the remainder recorded in other current liabilities. A majority of environmental costs is eligible for future recovery in the pricing of our products and services in U.S. Government contracts. We have recorded assets totaling $825 million and $740 million at September 26, 2010 and December 31, 2009 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Of those amounts, $714 million and $630 million were recorded in other assets on our Balance Sheets, with the remainder recorded in other current assets.

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

Letters of Credit and Other Arrangements

We have entered into standby letter of credit agreements, surety bonds, and other arrangements with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. We have total outstanding letters of credit, surety bonds, and other arrangements aggregating $3.7 billion and $3.6 billion at September 26, 2010 and December 31, 2009. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Investment in United Launch Alliance

In connection with our ownership of United Launch Alliance, L.L.C. (ULA), we and Boeing each committed to provide up to $200 million in financial support to ULA, as required, until at least December 1, 2011. To satisfy this commitment, we had a revolving credit agreement with ULA in place through September 26, 2010. No amounts had been drawn on the credit agreement through that date.

On September 27, 2010, ULA entered into its own $400 million revolving credit agreement with a group of banks which expires on October 1, 2013. At the same time, the revolving credit agreement we and Boeing had in place was terminated. The new revolving credit agreement satisfies Boeing’s and our commitment to provide financial support of up to $200 million each to ULA so long as the total amount of the new agreement remains at $400 million or above until at least December 1, 2011.

We and Boeing have received distributions totaling $197 million each which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 26, 2010, and that it will not be necessary to make payments under the cross-indemnities.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Level 2 assets in the following table include U.S. Government securities, corporate debt securities, U.S. Government-sponsored enterprise securities, mortgage-backed securities, and other securities which are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals). The Level 2 derivative assets and liabilities relate to foreign currency exchange contracts and are valued based on observable market prices, but are not exchanged in an active market.

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At September 26, 2010, we have no assets or liabilities measured and recorded at fair value on a recurring basis that are categorized as Level 3, or that were transferred in or out of the Level 3 category during 2010.

Assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy as of September 26, 2010 were as follows:

	Level 1	Level 2	Balance as of September 26, 2010
	(In millions)
Assets
Equity securities	$79	$—	$79
Mutual funds	324	—	324
U.S. Government securities	—	996	996
Corporate debt securities	—	33	33
U.S. Government-sponsored enterprise securities	—	27	27
Mortgage-backed securities	—	27	27
Other securities	—	12	12
Derivative assets	—	30	30

Total assets	$403	$1,125	$1,528

Derivative liabilities	—	24	24

Net assets	$403	$1,101	$1,504

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. Investments in the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in other non-operating income (expense), net. As of September 26, 2010, investments in the trust totaled $731 million and are included in the investment securities categories listed in the table above.

Derivative assets and liabilities included in the table above relate to derivative financial instruments we use to manage our exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash receipts and cash payments. The majority of our foreign currency exchange contracts are designated as cash flow hedges. We may also use derivative financial instruments to manage our exposure to changes in interest rates, although we had none outstanding at September 26, 2010 or December 31, 2009. Our financial instruments that are subject to interest rate risk principally include fixed rate long-term debt. We do not hold or issue derivative financial instruments for trading or speculative purposes.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that we

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive income (loss) until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at September 26, 2010 and December 31, 2009 was $1.8 billion and $1.9 billion.

The effect of our derivative instruments on our Statements of Earnings for the three months and nine months ended September 26, 2010 and September 27, 2009, and on our Balance Sheets as of September 26, 2010 and December 31, 2009, was not material.

Our cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheets approximates fair value. Our accounts receivable and accounts payable are carried at cost, which approximates fair value. At September 26, 2010, the estimated fair values of our long-term debt instruments aggregated $6,512 million, compared with a carrying amount of $5,525 million which excludes the $506 million unamortized discount. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

NOTE 9 – OTHER

Matters Included in Earnings

Voluntary Executive Separation Program

In the third quarter of 2010, we recorded a charge, net of state income tax benefits, of $178 million related to a Voluntary Executive Separation Program (VESP) we announced in July 2010. The charge, which included the anticipated lump-sum special payments for qualifying executives, reduced our net earnings by $116 million ($.32 per share for the third quarter and $.31 per share for the nine-month period). Approximately 600 executives, or about 25% of our total executive population, applied to voluntarily participate in the program and were subsequently approved. Approved VESP participants will receive a lump-sum special payment upon termination. The effective date of termination of employment for most participants will be February 1, 2011, with the lump-sum cash special payments made within 90 days from separation of service.

Change in Medicare Part D Reimbursement

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. Because the tax benefits associated with these future deductions were reflected as deferred tax assets in the financial statements included in our 2009 Form 10-K, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense in the first quarter of 2010. This increase in income tax expense reduced 2010 net earnings by $96 million ($.26 per share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Resolution and Settlement of IRS Examination

In the third quarter of 2009, the IRS examination of our U.S. Federal Income Tax Returns for the years 2005-2007 was resolved and settled. As a result, we recognized additional tax benefits and reduced our income tax expense for the third quarter by $58 million ($.15 per share), including related interest. This reduction in income tax expense reduced our effective income tax rate by 5.5% and 1.9% for the quarter and nine months ended September 27, 2009.

Long-term Debt

In May 2010, we issued $728 million of new 5.72% Notes due 2040 (the New Notes) in exchange for $611 million of our then outstanding debt securities (the Old Notes). We paid a premium of $158 million in the exchange, of which $117 million was in the form of New Notes. The remaining $41 million, along with $6 million in expenses associated with the transaction, was paid in cash and is included in the Statement of Cash Flows in financing activities. The premium was recorded as a discount and will be amortized as additional interest expense over the life of the New Notes, using the effective interest method. The New Notes are included on our Balance Sheet net of the unamortized discount.

Stockholders’ Equity

Share Repurchase Program

We have a share repurchase program which provides for the repurchase of up to 178.0 million shares of our common stock from time-to-time at management’s discretion. We used cash to repurchase shares under the program as follows:

•	In the first nine months of 2010, $1,566 million to repurchase 19.8 million common shares that were executed and settled during the nine-month period; and

•	In the first nine months of 2009, $1,362 million to repurchase 18.3 million common shares that were executed and settled during the nine-month period.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess of purchase price over par value as a reduction of retained earnings.

As of September 26, 2010, we had repurchased a total of 169.0 million shares under the program, and there remained approximately 9.0 million shares authorized for repurchase in the future.

Dividends

During the first nine months of 2010, we declared and paid quarterly dividends totaling $700 million ($.63 per share per quarter). In September 2010, we also declared our fourth quarter dividend which was increased to $.75 per share. The fourth quarter dividend totaled $273 million and was recorded as a current liability and a reduction of retained earnings. This dividend will be paid in December 2010. During the first nine months of 2009, we declared and paid quarterly dividends totaling $668 million ($.57 per share per quarter).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Comprehensive Income

The components of comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Net earnings	$571	$797	$1,943	$2,197
Other comprehensive income (loss)	24	(10)	5	30

Comprehensive income	$595	$787	$1,948	$2,227

Income Tax and Interest Payments

We made federal and foreign income tax payments, net of refunds received, of $326 million and $702 million during the first nine months of 2010 and 2009. The 2010 payments included a $325 million refund received in the first quarter of 2010 from the Internal Revenue Service (IRS) related to estimated taxes paid for the 2009 calendar year. Income tax payments and refunds are included in “Other” in operating activities on our Statements of Cash Flows.

We have protested to the IRS Appeals Division certain proposed adjustments related  to tax years 2003-2004,

2005-2007, and 2008, and we expect these issues to be resolved over the next year. It is reasonably possible that resolution of these proposed adjustments and other matters, as well as the divestiture of PAE, over the next year could cause a reduction in our unrecognized tax benefits of up to $270 million, only a portion of which may affect net earnings.

Our total interest payments on long-term debt were $215 million and $194 million during the first nine months of 2010 and 2009.

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

In October 2009, the FASB issued an accounting standard which revised its accounting guidance related to revenue arrangements with multiple deliverables. The standard relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the standard expands the disclosure requirements for revenue arrangements with multiple deliverables. The standard will be effective for us beginning on January 1, 2011, and will apply prospectively to multiple-element arrangements entered into or materially modified after the adoption date. We are currently assessing the potential effect on our financial statements.

Lockheed Martin Corporation

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of September 26, 2010, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 26, 2010 and September 27, 2009, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 26, 2010 and September 27, 2009. These financial statements are the responsibility of the Corporation’s management.

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

October 21, 2010

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

The following discussion should be read with our 2009 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

The following discussion of operating results provides an overview of our operations by focusing on key elements in our unaudited Statements of Earnings. Amounts in prior periods have been reclassified to reflect the planned divestitures of Pacific Architects and Engineers, Inc. (PAE) and Enterprise Integration Group (EIG), which are two businesses within IS&GS, as discontinued operations (see Note 2). The “Discussion of Business Segments” section that follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarter and nine-month periods ended September 26, 2010 and September 27, 2009.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Continuing Operations

Net sales for the third quarter of 2010 were $11.4 billion, a 6% increase over the third quarter 2009 sales of $10.8 billion. Net sales for the first nine months of 2010 were $33.0 billion, a 4% increase over the $31.8 billion recorded in the comparable 2009 period. Net sales increased during the quarter and nine months ended September 26, 2010 from the comparable 2009 period in every business segment except Space Systems.

Other income, net was $91 million for the third quarter of 2010 compared to $82 million recorded in the comparable 2009 period. The increase primarily was due to decreased expenses associated with various corporate items. Other income, net was $210 million for the first nine months of 2010 compared to $195 million in the comparable 2009 period. This increase mainly was due to higher equity earnings in affiliates recorded in 2010 as compared to 2009.

Our operating profit for the third quarter of 2010 was $889 million, a decrease of $179 million, or 17%, from the $1,068 million recorded in the comparable 2009 period. Operating profit for the nine months ended September 26, 2010 was $2,969 million, a decrease of $202 million, or 6%, from the $3,171 million recorded in the comparable 2009 period. In both 2010 periods, the decline in operating profit primarily was attributable to the impact of a charge, net of state income tax benefits, of $178 million related to the Voluntary Executive Separation Program (VESP), as discussed further below.

The VESP charge more than offset increases in operating profit at the Electronic Systems and IS&GS business segments during the third quarter of 2010. Operating profit at Aeronautics and Space Systems remained essentially unchanged between the third quarter periods. During the first nine months of 2010, the VESP charge and a decline in Aeronautics’ operating profit more than offset increases in operating profit at the Electronic Systems and Space Systems. Operating profit at IS&GS remained essentially unchanged between the nine-month periods.

We announced the VESP for qualifying company executives in July 2010 (see Note 9). Approximately 600 executives, or about 25% of our total executive population, applied to voluntarily participate in the program and were subsequently approved. Approved VESP participants will receive a lump-sum special payment upon termination which will be made within 90 days from separation of service, which for most participants will be February 1, 2011. The program represents one of several initiatives we have undertaken to address the new reality of our changing business environment consistent with our customers’ need to improve efficiency and deliver cost savings. We expect that a substantial amount of the costs of the VESP will be recovered in future periods through pricing of our products and services in U.S. Government contracts.

Interest expense for the third quarter and nine months ended September 26, 2010 was $85 million and $258 million, respectively, as compared to $74 million and $222 million in the comparable 2009 periods. This increase mainly was driven by interest expense on the $1.5 billion in long-term notes issued in the fourth quarter of 2009.

Other non-operating income, net was $37 million in the third quarter of 2010 as compared to $54 million in the third quarter of 2009. Other non-operating income, net was $46 million in the first nine months of 2010 as compared to $97 million in the comparable 2009 period. The decrease in both 2010 periods primarily was due to a decrease in the net unrealized gains on marketable securities held to fund certain non-qualified employee benefit obligations.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our effective income tax rates were 32.8% and 34.1% for the quarter and nine months ended September 26, 2010 and 25.0% and 29.0% for the quarter and nine months ended September 27, 2009. The effective tax rate for the nine-month period of 2010 was higher than the comparable period in 2009, primarily due to the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The tax rates for the third-quarter and nine-month periods of 2009 included the effect of the resolution of an IRS examination in the third quarter of 2009 that reduced income tax expense and increased net income from continuing operations by $58 million ($.15 per share), and benefits related to the research and development credit, which expired on December 31, 2009. The effective tax rates for both periods included tax benefits for U.S. manufacturing activities and dividends related to the Corporation’s employee stock ownership plans.

The 2010 Health Care Acts eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D, beginning in 2013. Since the tax benefits associated with these future deductions were reflected as deferred tax assets in the Corporation’s 2009 financial statements, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense in the first quarter of 2010. This increase in income tax expense reduced 2010 net earnings by $96 million ($.26 per share).

Earnings from continuing operations for the third quarter of 2010 were $565 million ($1.55 per share) compared to $786 million ($2.04 per share) reported in the third quarter of 2009. Earnings from continuing operations for the nine months ended September 26, 2010 were $1,816 million ($4.89 per share) compared to $2,163 million ($5.53 per share) reported in the comparable 2009 period. The VESP charge reduced our net earnings by $116 million ($.32 per share for the third quarter and $.31 per share for the nine-month period).

Discontinued Operations

Discontinued operations included the operating results for PAE and EIG for all periods presented. Earnings from discontinued operations for the third quarter of 2010 were $6 million ($.02 per share) compared to $11 million ($.03 per share) reported in the third quarter of 2009. Earnings from discontinued operations for the nine months ended September 26, 2010 were $127 million ($.34 per share) compared to $34 million ($.08 per share) reported in the comparable 2009 period. Earnings from discontinued operations for the nine months ended September 26, 2010, included the effects of recording a $96 million deferred tax asset in the second quarter of 2010 when the decision was made to dispose of PAE, which reflects the tax benefit we expect to realize when we sell PAE because our tax basis is higher than our book basis.

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

We follow an integrated approach for managing the performance of our business, and focus the discussion of our results of operations around major products and lines of business versus

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, while most of our services revenues are generated in our IS&GS segment. When we discuss our comparative results, we typically identify whether changes in sales and operating profit were caused by changes in volume and/or performance.

We use the percentage-of-completion method of accounting for our long-term design, development and production contracts, which we refer to as products in our Statements of Earnings. Products represent approximately 80% of our net sales. Under this method of accounting, we record sales on contracts based upon our progress towards completion on a particular contract as well as our estimate of the profit to be earned at completion.

Changes in volume refer to increases or decreases in sales resulting from varying production activity levels, deliveries, or service levels on individual contracts. Volume changes typically include a corresponding change in operating profit based on the estimate of profit at completion for a particular contract. For example, if the cost volume on a cost-reimbursement-type contract increased or decreased compared with a prior period, sales and operating profit for that contract will also be increased or decreased.

Changes in performance refer to increases or decreases in the estimated profit booking rates on our contracts for products. Performance changes usually relate to revisions in the total estimated costs at completion that reflect improved or deteriorated operating or award fee performance on a particular contract. Such changes in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. For example, if we increase the estimated profit booking rate on a cost reimbursable contract, the increase in sales and operating profit for that contract will reflect a higher return on sales in the current period due to the recognition of the higher booking rate on both current period costs as well as previously incurred costs. Accordingly, such changes in the estimated profit booking rates may affect the comparison of segment operating results.

For our services contracts, changes in volume are reflective of increases or decreases in the level of services being provided under each contract. Performance refers to changes in the levels of operating profit. Sales are recognized as the services are performed, typically on a straight-line basis. Award and incentive fees related to the performance on these contracts are recognized when communicated to us by the customer. Costs associated with these contracts are expensed as incurred. Accordingly, the timing for recognizing the impact of costs and award and incentive fees on our services contracts may affect the comparison of segment operating results.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Aeronautics’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Net sales	$3,300	$3,084	$9,379	$8,951
Operating profit	396	397	1,092	1,151

Net sales for Aeronautics increased by 7% for the third quarter of 2010 from the comparable 2009 period. Sales increased in Air Mobility and Combat Aircraft but were essentially unchanged between the periods in Other Aeronautics Programs. The increase in Air Mobility primarily was attributable to higher volume on C-130J programs including deliveries and support activities. There were seven C-130J deliveries in the third quarter of 2010 compared to four in the third quarter of 2009. The increase in Combat Aircraft principally was due to higher volume on the F-35 production contracts. This increase partially was offset by a decrease in volume on the F-35 System Development and Demonstration (SDD) contract, lower volume on the F-22 program and a decline in sales on F-16 and other combat aircraft programs. There were six F-16 deliveries in the third quarter of 2010 compared to eight in the third quarter of 2009.

Operating profit for Aeronautics was essentially unchanged in the third quarter from the comparable 2009 period. Declines in operating profit in Air Mobility and Combat Aircraft, partially were offset by an increase in Other Aeronautics Programs. The decrease in Air Mobility operating profit primarily was due to a lower level of favorable performance adjustments on C-130J deliveries in 2010 as compared to 2009. The decrease in Combat Aircraft’s operating profit primarily was due to the lower volume on the F-35 SDD contract, F-16 programs and F-22 programs as well as a decrease in the level of favorable performance adjustments on other combat aircraft programs in 2010 compared to 2009. These decreases more than offset increased operating profit resulting from higher volume and improved performance on F-35 production contracts. The increase in Other Aeronautics Programs mainly was attributable to higher volume and an increase in the level of favorable performance adjustments in 2010 compared to 2009 on U-2 programs.

Net sales for Aeronautics increased by 5% for the first nine months of 2010 from the comparable 2009 period. Sales increases in Air Mobility and Other Aeronautics Programs partially were offset by decreases in Combat Aircraft. The increase in Air Mobility primarily was attributable to higher volume on C-130J programs including deliveries and support activities. There were 16 C-130J deliveries in the first nine months of 2010 compared to 10 in the comparable period of 2009. The decrease in Combat Aircraft principally was due to lower volume on the F-35 SDD contract, a decline in volume on F-16 and other combat aircraft programs as well as lower volume on the F-22 program. There were 17 F-16 deliveries in the first nine months of 2010 compared to 24 in the comparable period of 2009. These decreases partially were offset by higher volume on F-35 production contracts.

Operating profit for Aeronautics decreased by 5% for the first nine months of 2010 from the comparable 2009 period. A decline in operating profit in Combat Aircraft partially was offset by increases in Other Aeronautics Programs and Air Mobility. The decrease in Combat Aircraft’s operating profit primarily was due to lower volume on the F-35 SDD contract, F-16 and other combat aircraft programs, and the F-22 program as well as a decrease in the level of favorable performance adjustments on the F-35 SDD

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

contract and other combat aircraft programs in 2010 compared to 2009. These decreases more than offset increased operating profit resulting from higher volume and improved performance on F-35 production contracts. The increase in Other Aeronautics Programs mainly was attributable to higher volume and improved performance on P-3 programs. The increase in Air Mobility operating profit primarily was due to an increase in the level of favorable performance adjustments in 2010 compared to 2009 on C-130J support programs, which more than offset a decrease in operating profit due to a lower level of favorable performance adjustments on C-130J deliveries in 2010 as compared to 2009.

Electronic Systems

After the realignments described below, Electronic Systems has the following lines of business: Global Training & Logistics (GT&L), Missiles & Fire Control (M&FC), and Mission Systems & Sensors (MS2). The comparative discussion of Electronic Systems that follows reflects these lines of business.

In the first half of 2010, we realigned Readiness & Stability Operations (RSO) and Savi Technology, Inc., two businesses from IS&GS (as discussed in Note 4), with Electronic Systems’ simulation, training and support business (previously included in the former Platforms & Training line of business) to form GT&L. The following discussion has been conformed to these realignments, as well as those we disclosed in the first quarter of 2010, for all periods discussed below, and segment results have been reclassified for all periods presented. Prior to 2010, Electronic Systems reported the following lines of business: Missiles & Fire Control; Maritime Systems & Sensors; and Platforms & Training. Electronic Systems’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Net sales	$3,583	$3,254	$10,387	$9,818
Operating profit	425	404	1,261	1,229

Net sales for Electronic Systems increased by 10% for the third quarter of 2010 from the comparable 2009 period. Sales increased in all three lines of business. The increase at MS2 mainly was due to higher volume on ship & aviation systems, radar systems and surface naval warfare programs, which partially was offset by lower volume on undersea warfare programs. The increase at GT&L primarily was due to growth on readiness and stability operations, which partially was offset by lower volume on simulation & training programs. The increase at M&FC primarily was due to higher volume on fire control systems.

Operating profit for Electronic Systems increased by 5% for the third quarter of 2010 from the comparable 2009 period. During the quarter, operating profit increased at MS2 and GT&L but remained essentially unchanged at M&FC. The increase at MS2 primarily was attributable to higher volume on ship & aviation system programs, which partially was offset by lower volume on undersea warfare programs. The increase at GT&L primarily was attributable to higher volume on readiness and stability operations, which partially was offset by lower volume on simulation & training programs in 2010.

Net sales for Electronic Systems increased by 6% for the first nine months of 2010 from the comparable 2009 period. Sales increased in all three lines of business. The increase at GT&L primarily was due to growth on readiness and stability operations, which partially was offset by lower volume on simulation & training programs. The increase at MS2 mainly was due to higher

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

volume on surface naval warfare, ship & aviation systems, and radar systems programs, which partially was offset by lower volume on undersea warfare programs. The increase at M&FC primarily was due to higher volume on air defense and tactical missile programs.

Operating profit for Electronic Systems increased by 3% for the first nine months of 2010 from the comparable 2009 period. Operating profit increased at M&FC and GT&L but remained essentially unchanged at MS2. The increase at M&FC mainly was due to higher volume and improved performance on certain tactical missile programs and higher volume on air defense programs. The increase at GT&L primarily was attributable to higher volume on readiness and stability operations, which partially was offset by the absence in 2010 of a benefit recognized in the first quarter of 2009 from favorably resolving a contract matter at simulation & training programs.

Information Systems & Global Solutions

In addition to the realignment of RSO and Savi Technology, Inc. with Electronic Systems in the second quarter of 2010, we also announced plans to divest PAE and most of EIG, two units within IS&GS. Additionally, we renamed IS&GS to Information Systems & Global Solutions, replacing “Services” with “Solutions” to better reflect its focus and scope.

As a result of the realignment of RSO and Savi Technology, Inc., the following financial information has been reclassified to exclude these businesses for all periods presented, as they are now part of the Electronic Systems segment. We have classified PAE and EIG as discontinued operations (see Note 2) and, therefore, financial information related to these businesses also has been excluded from the segment information presented below for all periods presented.

IS&GS’ operating results included the following:

	Quarter Ended		Nine Months Ended
(In millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Net sales	$2,524	$2,356	$7,277	$6,976
Operating profit	217	212	635	636

Net sales for IS&GS increased by 7% for the third quarter of 2010 from the comparable 2009 period. Sales increased in Civil and Defense but declined in Intelligence. Civil increased principally due to higher volume on enterprise civilian services. Defense sales increased primarily due to higher volume on mission and combat systems activities. Sales in Intelligence programs declined mainly due to lower volume on security solutions.

Operating profit for IS&GS increased by 2% for the third quarter of 2010 from the comparable 2009 period. During the quarter, operating profit increased in Civil but declined in Intelligence and Defense. The increase in Civil was mainly due to higher volume on enterprise civilian services. The decrease in Intelligence programs mainly was due to lower volume and performance on security solutions activities. The decrease in operating profit at Defense primarily was attributable to a lower level of favorable performance adjustments on mission and combat systems activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net sales for IS&GS increased by 4% for the first nine months of 2010 from the comparable 2009 period. Sales increased in Civil but declined in Intelligence and Defense. Civil increased principally due to higher volume on enterprise civilian services. Sales in Intelligence programs declined mainly due to lower volume on security solutions. Defense sales decreased primarily due to lower volume on mission and combat systems activities.

Operating profit for IS&GS remained essentially unchanged for the first nine months of 2010 from the comparable 2009 period. Operating profit declines in Defense and Intelligence offset an increase in Civil. The decrease in operating profit at Defense primarily was attributable to lower volume on mission and combat systems activities. The decrease in Intelligence programs mainly was due to lower volume on security solutions. The increase in Civil was mainly due to higher volume on enterprise civilian services.

Space Systems

Space Systems’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Net sales	$1,968	$2,073	$5,966	$6,047
Operating profit	235	236	693	672

Net sales for Space Systems decreased by 5% for the third quarter of 2010 from the comparable 2009 period. Sales declines at Space Transportation and Strategic & Defensive Missile Systems (S&DMS) partially were offset by growth in Satellites. The decrease in Space Transportation principally was due to lower volume on the Orion and space shuttle external tank programs. Lower volume on defensive missile programs drove a decrease in S&DMS sales. The sales growth in Satellites primarily was attributable to higher volume in government satellite activities, which partially was offset by lower volume on commercial satellites. There were no commercial satellite deliveries during the third quarter of 2010 compared to one delivery in the third quarter of 2009.

Operating profit for Space Systems remained essentially unchanged for the third quarter of 2010 from the comparable 2009 period. Operating profit increased in Satellites but declined in S&DMS and Space Transportation. Satellites’ operating profit increased primarily due to higher volume and improved performance on government satellite programs, which partially was offset by lower volume on commercial satellite programs. S&DMS operating profit decreased mainly due to lower volume and performance on strategic missile programs. The decrease in Space Transportation mainly was attributable to lower volume on the Orion and space shuttle’s external tank programs. Equity earnings represented 33% of operating profit at Space Systems in both the third quarter of 2010 and the third quarter of 2009.

Net sales for Space Systems decreased by 1% for the first nine months of 2010 from the comparable 2009 period. Sales declines at S&DMS and Space Transportation partially were offset by growth in Satellites. S&DMS sales declined principally due to lower volume on defensive missile programs. The decrease in Space Transportation principally was due to lower volume on the space shuttle external tank and other human space flight programs, which partially was offset by higher volume on the Orion program. The sales growth in Satellites primarily was attributable to higher volume in government satellite activities, which partially was offset by lower volume on commercial satellites. There were no commercial satellite deliveries during the first nine months of 2010 compared to one delivery in the comparable 2009 period.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit for Space Systems increased by 3% for the first nine months of 2010 from the comparable 2009 period. Growth in Space Transportation’s operating profit partially was offset by a decline in Satellites’ operating profit. S&DMS operating profit was unchanged between periods. The increase in Space Transportation mainly was attributable to higher equity earnings on the ULA and USA joint ventures and higher volume on the Orion program, which partially was offset by lower volume on the space shuttle’s external tank program. Satellites’ operating profit decreased primarily due to lower volume on commercial satellite programs, which partially was offset by higher volume and improved performance on government satellite programs in 2010 as compared to 2009. In S&DMS operating profit increases from higher volume and improved performance on strategic missile programs was offset by lower volume on strategic missile and defensive missile programs. Equity earnings represented 28% of operating profit at Space Systems in the first nine months of 2010, compared to 26% in the comparable 2009 period.

Unallocated Corporate Expense, Net

Unallocated Corporate expense, net is comprised of items that are excluded from the operating profit of our business segments. Unallocated Corporate expense, net includes the FAS/CAS pension adjustment (see Note 4); expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as the charge related to the Voluntary Executive Separation Program (VESP) in the third quarter of 2010 (see Note 9); gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities.

The following table shows the components of unallocated Corporate expense, net:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
FAS/CAS pension adjustment	$(111)	$(113)	$(331)	$(342)
Voluntary executive separation charge(1)	(178)	—	(178)	—
Stock compensation expense	(40)	(40)	(122)	(112)
Other, net	(55)	(28)	(81)	(63)

Unallocated Corporate expense, net	$(384)	$(181)	$(712)	$(517)

(1)	Represents the charge associated with the VESP for qualifying company executives we announced in July 2010 (see Note 9). The approximate amount attributable to our business segments were as follows: Aeronautics – $25 million; Electronic Systems – $38 million; IS&GS – $42 million; and Space Systems – $41 million. The remainder of $32 million was attributable to Corporate.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table shows the CAS cost that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
FAS pension expense	$(358)	$(259)	$(1,072)	$(777)
Less: CAS cost	(247)	(146)	(741)	(435)

FAS/CAS pension adjustment – expense	$(111)	$(113)	$(331)	$(342)

The increase in the FAS pension expense in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 was due to a lower discount rate at December 31, 2009 compared to December 31, 2008 and the continued amortization of the actuarial losses incurred in 2008, which resulted from the significant negative return on plan assets compared to our 8.50% long-term rate of return assumption. This trend, along with the increase in the CAS cost, is consistent with our expectations based on the assumptions we used in computing the FAS pension expense and CAS cost amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

LIQUIDITY AND CASH FLOWS

Our access to capital resources that provide liquidity has not been materially affected by the adverse changes in economic and market conditions over the past two years. We continually monitor changes in such conditions so that we can timely respond to any related developments. We have generated strong operating cash flows, which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, required postretirement benefit plan funding, and certain other discretionary funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. In 2010, we issued $728 million of notes in exchange for certain of our then outstanding debt securities (see Note 9 under the caption “Long-term Debt), and in the fourth quarter of 2009, we issued $1.5 billion of debt securities.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating Activities

Net cash provided by operating activities was $3.4 billion during the first nine months of 2010 as compared to $3.8 billion during the comparable period in 2009, or a decline of $391 million. The decline primarily was due to our making discretionary contributions of $1.4 billion to our qualified defined benefit pension plans and lower net earnings during the first nine months of 2010, each as compared to the 2009 period. We made no discretionary contributions to our pension plans during the first nine months of 2009.

These decreases partially were offset by: a $381 million net reduction in our income tax payments, driven by a $325 million federal tax refund received in the first quarter of 2010; a $306 million increase in the recovery of our CAS costs associated with our postretirement benefit plans; a $141 million increase in accrued salaries, benefits and payroll taxes; and a $212 million improvement in cash used for operating working capital and timing of other corporate activities. Operating working capital accounts consist of accounts receivable, inventories, accounts payable, and customer advances and amounts in excess of costs incurred.

The improvement in cash used for operating working capital was due to a reduction in the decline in 2010 accounts receivable balances compared to 2009, an increase in 2010 inventories balances compared to 2009, and higher accounts payable balances in 2010 compared to 2009. These improvements partially were offset by a decrease in customer advances and amounts in excess of costs incurred. The reduction of the decline in accounts receivable primarily was due to higher collections on Air Mobility programs at Aeronautics. The increase in inventories mainly occurred on sustainment activities at Aeronautics and on Satellite programs at Space Systems. The increase in accounts payable was attributable to the timing of accounts payable activities across all segments. The decline in customer advances and amounts in excess of costs incurred primarily was attributable to decreases on M&FC and MS2 programs at Electronic Systems.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology (IT) to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $394 million in the first nine months of 2010 and $481 million in the comparable 2009 period. We expect that our strong operating cash flows will continue to be sufficient to fund our annual capital expenditures over the next few years, thereby supporting anticipated growth in our business and specific program requirements.

Acquisitions, divestitures, and other activities – Acquisition activities include both the acquisition of businesses and investments in affiliates. We have a process to selectively identify businesses for acquisition that meet our strategic, operational, and financial targets; help build a balanced portfolio; and provide disciplined growth. Payments related to acquisition activities in the first nine months of 2010 were for acquisitions completed in prior years and were not material. We paid $420 million in the first nine months of 2009 for acquisition activities, including amounts paid for acquisitions completed in prior periods. There were no divestiture activities resulting in cash inflows in the first nine months of 2010 or 2009.

During the first nine months of 2010, we increased our short-term investments by $421 million compared to an increase of $389 million in the same period of 2009.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financing Activities

Share activity and dividends – We used $1,566 million and $1,362 million of cash to repurchase common shares during the first nine months of 2010 and 2009 (see Note 9 under the caption “Stockholders’ Equity”). These purchases were made under our share repurchase program. As of September 26, 2010, we had repurchased a total of 169.0 million shares under the program, and there remained 9.0 million shares authorized for repurchase in the future. See Part II, Item 2 of this Form 10-Q, for additional information regarding the repurchase of shares during the third quarter of 2010.

During the first nine months of 2010, we declared and paid quarterly dividends totaling $700 million ($.63 per share per quarter) compared to $668 million ($.57 per share per quarter) during the first nine months of 2009. In September 2010, we also declared our fourth quarter dividend of $273 million, which was increased to $.75 per share as authorized by our Board of Directors, and was recorded as a current liability and a reduction of retained earnings. This dividend will be paid in December 2010.

Cash received from the issuance of our common stock during the first nine months of 2010 related to the exercise of stock options and tax benefits associated with stock-based compensation totaled $57 million, compared to $48 million during the same period in 2009. Those activities resulted in the issuance of 1.1 million shares and 0.7 million shares during the respective periods.

Long-term Debt – In connection with the debt exchange completed in May 2010 (see Note 9 under the caption “Long-term Debt”), we paid a total of $47 million for a portion of the premium associated with the transaction and related expenses incurred with third parties.

CAPITAL RESOURCES

At September 26, 2010, we held cash and cash equivalents of $2,656 million and short-term investments of $767 million. Our long-term debt, which amounted to $5,019 million as of September 26, 2010, net of unamortized discounts, bears interest at fixed rates and is mainly in the form of publicly issued notes and debentures. Our debt-to-total capital ratio, net of unamortized discounts, was 56% and 55% at September 26, 2010 and December 31, 2009.

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

At September 26, 2010, we had in place a $1.5 billion revolving credit facility with a group of banks which expires in June 2012. There were no borrowings outstanding under the facility during the nine months ended September 26, 2010. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the nine months ended September 26, 2010. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our stockholders’ equity amounted to $3,918 million at September 26, 2010, a net decrease of $211 million from December 31, 2009. The net decrease primarily was driven by the repurchase of 19.8 million common shares for $1,566 million and dividends declared of $973 million during the nine months ended September 26, 2010. These decreases were partially offset by net earnings of $1,943 million and stock-based awards and ESOP activity of $380 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1,171 million recorded as a reduction of retained earnings. See the Other Matters section under the caption “Postretirement Benefit Plans” for a discussion of an expected material decrease in our stockholders’ equity at December 31, 2010 resulting from an anticipated decrease in the discount rate we use to compute our qualified pension liabilities.

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

During the nine months ended September 26, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K.

OTHER MATTERS

Postretirement Benefit Plans

As discussed in more detail below, the continued decline in discount rates used to establish pension liabilities could negatively impact our year-end 2010 balance sheet. If we were to assume, among other assumptions, that the discount rate we were going to use at the end of 2010 was 5.0%, our qualified pension benefit obligation would increase materially and our stockholders’ equity at the end of 2010 could decrease by more than $2.5 billion. The noncash, after-tax adjustment to stockholders’ equity would not affect 2010 net earnings. Using similar assumptions, our 2011 non-cash FAS/CAS pension expense adjustment could be approximately $1.2 billion as compared with the 2010 adjustment of approximately $440 million.

Accounting for postretirement benefit plans under GAAP requires that the amounts we record related to our postretirement benefit plans, including the expense or income for those plans, be computed using actuarial valuations. These valuations include many assumptions, including those we make regarding financial markets and other economic conditions.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

One of the key year-end assumptions used is the discount rate, which we review annually. Changes in the discount rate could have a material effect on our qualified pension obligations, stockholders’ equity as of year-end, and FAS pension expense in future periods. We evaluate several data points in order to arrive at an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. An increase in the discount rate from year to year will decrease our benefit obligation, while a decrease will increase our benefit obligation. Changes in the benefit obligation due to changes in the discount rate, as well as the difference between our expected long-term rate of return on plan assets and our actual return, are reflected as adjustments to unrecognized net actuarial losses which are recorded as an adjustment in stockholders’ equity as a component of other comprehensive income (loss). This adjustment is amortized over time as part of future years’ expense for our postretirement benefit plans.

The Pension Protection Act required the CAS Board to modify its pension accounting rules by 2010 to better align the recovery of pension contributions on U.S. Government contracts with the new accelerated funding required by the Act. To date, the CAS Board has not published final changes to its pension accounting rules, and we currently do not expect that the revised rules will be effective until after 2011. However, the Pension Protection Act will impact us and other large U.S. defense contractors in 2011. Our inability to allocate the accelerated funding to our contracts with the U.S. Government in the period during which the funding is required will have the effect of increasing the amount of the FAS/CAS pension expense that is charged to earnings in 2011 and decreasing the amount of available cash we have on hand.

At the end of 2009, we used a discount rate assumption of 5.875% to measure the qualified pension benefit obligation, and used that rate and an assumed expected long-term rate of return on plan assets of 8.50% to determine the FAS pension expense for 2010. The continued decline in discount rates used to establish pension liabilities during 2010 could negatively impact our year-end 2010 balance sheet and our earnings in 2011. If we were to assume as of our December 31, 2010 measurement date 1) a discount rate of 5.0%; 2) an expected long-term rate of return on plan assets of 8.50%; 3) that the actual rate of return for 2010 was equal to 8.50%; 4) that we make discretionary contributions totaling $2.2 billion to our qualified defined benefit plans in 2010 (see Note 6); and 5) that the revised CAS rules required by the Act will not be effective until after 2011; we would expect the amount of the qualified pension benefit obligation we record at the end of 2010 to increase materially, resulting in a noncash, after-tax decrease in stockholders’ equity of more than $2.5 billion at the end of 2010. The adjustment would be included in other comprehensive income (loss) and would not affect 2010 net earnings. Using these same assumptions, we estimate that our 2011 noncash FAS/CAS pension adjustment would be an expense of approximately $1.2 billion.

A change of plus or minus 25 basis points to the 5.0% discount rate in the scenario above, with all other assumptions held constant, would result in a noncash, after-tax increase or decrease to stockholders’ equity at the end of 2010 of approximately $750 million. This change also would decrease or increase our estimated 2011 FAS/CAS pension adjustment by approximately $100 million.

We will not finalize our postretirement benefit plan assumptions, or determine the actual return on plan assets, until our December 31, 2010 measurement date.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Status of the F-35 Program

In the second quarter of 2010, the Department of Defense (DoD) recertified the F-35 program after completing a legally required review of the program’s priority, capability, cost, and management structure in accordance with the Nunn-McCurdy process established under federal law. The Nunn-McCurdy process requires notification to the U.S. Congress if DoD program cost estimates exceed specified threshold levels, and includes a requirement that a program be terminated if cost estimates increase by 50% above the original program baseline, unless the DoD makes prescribed findings about the program. As part of that process, the DoD certified that continuation of the F-35 program is essential to national security and other required findings.

In connection with the recertification, the DoD plans to restructure the System Development and Demonstration (SDD) portion of the F-35 program to address cost and schedule risk, including extending the development and operational test schedules, adding test assets to the development program, and elevating the DoD’s program executive officer to a three-star rank. By year-end, the program executive officer is expected to complete a technical baseline review of the program which could affect future requirements, schedule, and cost.

Given the size and complexity of the F-35 program, we anticipate that there will be additional reviews related to program schedule, cost, requirements, and aircraft quantities as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. The SDD portion of the F-35 program has experienced schedule delays, work scope changes, and cost increases. Current program challenges include completion of the flight testing, supply chain performance, and software development. Our ability to earn our portion of the remaining $614 million fee on the SDD portion of the F-35 program is dependent upon completion of milestones, most of which have not yet been determined.

Although not exclusively related to the F-35 program, on October 4, 2010, the Defense Contracting Management Agency (“DCMA”) withdrew its prior validation and determination of compliance of the earned value management system (EVMS) at our Fort Worth, Texas location. EVMS is a tool for managing cost and schedule performance on complex programs. To re-establish EVMS compliance at Fort Worth, we need to demonstrate corrective actions have been implemented to address prior DCMA audit findings on EVMS affecting the F-35 and other Aeronautics programs which are managed at that location. The DCMA may choose to re-audit our EVMS system at any time, but we understand that the DCMA will do so once a performance history on the new SDD baseline is established. The new SDD baseline may not be established until after the initial baseline review is completed in late 2011.

On October 7, 2010, the Israeli Government signed a letter of offer and acceptance for the procurement of F-35 aircraft. Israel will be the first country to receive the F-35 through the U.S. Government’s foreign military sales process.

United Launch Alliance

In connection with our ownership of United Launch Alliance, L.L.C. (ULA), we and Boeing each committed to provide up to $200 million in financial support to ULA, as required, until at least December 1, 2011. To satisfy this commitment, we had a revolving credit agreement with ULA in place through September 26, 2010. No amounts had been drawn on the credit agreement through that date.

On September 27, 2010, ULA entered into its own $400 million revolving credit agreement with a group of banks which expires in October 2013. At the same time, the revolving credit agreement we and Boeing had in place was terminated. The new revolving credit agreement satisfies Boeing’s and our commitment to provide financial support of up to $200 million each to ULA so long as the total amount of the new agreement remains at $400 million or above until at least December 1, 2011.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We and Boeing have received distributions totaling $197 million each which are subject to agreements between us, Boeing, and ULA whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 26, 2010, and that it will not be necessary to make payments under the cross-indemnities.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 26, 2010. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the CEO and CFO. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 26, 2010.

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

Lockheed Martin Corporation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

•	The availability of government funding for our products and services, both domestically and internationally, due to performance, cost growth, or other factors;

•	Changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives);

•	The impact of economic recovery and stimulus plans and continued military operations in Iraq and Afghanistan on funding for existing defense programs;

•	Failure to have key programs recertified after notice of exceeding cost-growth thresholds specified by the Nunn-McCurdy process;

•	Completion of the technical baseline review of the F-35 program and associated costs and schedule revisions;

•	The award or termination of contracts;

•	Actual returns (or losses) on pension plan assets, movements in interest and discount rates, and other changes that may affect pension plan assumptions;

•	The effect of capitalization changes (such as share repurchase activity, advance pension funding, option exercises, or debt levels) on earnings per share;

•	Difficulties in developing and producing operationally advanced technology systems;

•	The timing and customer acceptance of product deliveries;

•	Changes in policy, interpretations, or challenges to the allowability of costs incurred under government cost accounting standards;

•	Materials availability and performance by key suppliers, subcontractors and customers;

•	Charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

•	The future impact of legislation, rulemaking, and changes in accounting, tax, defense procurement, or export policies;

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulation” on page 9 and “Risk Factors” on pages 10 through 17, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2009; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 38 of this Form 10-Q; and “Note 2 – Planned Business Divestitures,” “Note 6 – Postretirement Benefit Plans,” and

Lockheed Martin Corporation

“Note 7 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 8 and 9, page 13, and pages 14 through 17, respectively, included in this Form 10-Q.

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

There were no sales of unregistered equity securities during the quarter ended September 26, 2010.

The following table provides information about the purchases during the quarter ended September 26, 2010 of our equity securities that had been registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program(2)
July (June 28, 2010 – July 25, 2010)	1,880,000	$74.88	1,880,000	10,778,526
August (July 26, 2010 – August 29, 2010)	1,728,700	$73.49	1,728,700	9,049,826
September (August 30, 2010 – September 26, 2010)	—	$—	—	9,049,826

(1)	We repurchased a total of 3,608,700 shares of our common stock during the quarter ended September 26, 2010 under a share repurchase program that we announced in October 2002.
(2)

Our Board of Directors has approved a share repurchase program for the repurchase of up to 178.0 million shares of our common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. As of September 26, 2010, we had repurchased a total of 169.0 million shares under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Lockheed Martin Corporation

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan

Exhibit 12	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges for the Nine Months Ended September 26, 2010

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 21, 2010	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Chief Accounting Officer)

