Form 10-K
period 2010-12-31
LOCKHEED MARTIN CORP
filed 2011-02-25
CIK 936468

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Approximately $28.1 billion as of June 27, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 349,855,179 shares outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2011 Definitive Proxy Statement are incorporated by reference in Part III of this
Form 10-K.

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2010

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

In 2010, 84% of our $45.8 billion in net sales were made to the U.S. Government, either as a prime contractor or as a subcontractor. Our U.S. Government sales were made to both Department of Defense (DoD) and non-DoD agencies. Sales to foreign governments (including foreign military sales funded, in whole or in part, by the U.S. Government) amounted to 15% of net sales in 2010. The remainder of our net sales was attributable to commercial and other customers.

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

Portfolio Shaping Activities

Periodically, we evaluate the Corporation’s businesses and product and service offerings to determine if they are meeting strategic objectives and are aligned in the most optimal management structure. In 2010, we made decisions to divest two businesses, Pacific Architects and Engineers, Inc. (PAE) and most of our Enterprise Integration Group (EIG), and to realign other businesses into different lines of business or segments to increase operational efficiency. On November 22, 2010, we completed the divestiture of EIG. On February 22, 2011, we announced that we entered into a definitive agreement to sell PAE. We expect the transaction will close in the second quarter of 2011, subject to satisfaction of closing conditions. PAE’s and EIG’s operating results have been removed from our Information Systems & Global Solutions (IS&GS) segment and are reported in discontinued operations.

In 2010, our Electronic Systems segment realigned its lines of business which now operate as Mission Systems & Sensors (MS2), Missiles & Fire Control (M&FC), and Global Training & Logistics (GT&L). The realignment included the movement of two IS&GS businesses, Readiness & Stability Operations (RSO) and Savi Technology, Inc., to Electronic Systems. The realignment resulted in the combination of our ground vehicles programs, which were previously reported in the former Platforms & Training (P&T) line of business and included the Joint Light Tactical Vehicle program, with M&FC. We also realigned RSO and Savi Technology, Inc. with Electronic Systems’ simulation, training and support business (previously included in the former P&T line of business) to form GT&L. We combined the remaining elements of the former P&T line of business with the former Maritime Systems & Sensors line of business to form MS2. The following description of our business segments reflects these activities.

Business Segments

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. For more information concerning our segment presentation, including comparative segment sales, operating profits, and related financial information for 2010, 2009, and 2008, see Note 5 – Information on Business Segments beginning on page 61 of this Form 10-K.

Aeronautics

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies.

In 2010, net sales at Aeronautics of $13.2 billion represented 29% of our total net sales. Aeronautics has three principal lines of business, and the percentage that each contributed to its 2010 net sales was:

Our customers include the military services and various government agencies of the United States and allied countries around the world. In 2010, U.S. Government customers accounted for 81% of Aeronautics’ net sales, and foreign government customers accounted for 19%.

Combat Aircraft

Our Combat Aircraft business designs, develops, produces, and provides support for systems, logistics, upgrades, modifications, maintenance and repair. Our major fighter aircraft programs include:

•	The F-35 Lightning II Joint Strike Fighter – international multi-role, stealth fighter;
•	The F-22 Raptor – air dominance and multi-mission stealth fighter; and
•	The F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter.

Sales to the U.S. Government under the F-35 program were 12% of our total net sales in 2010. During 2010, we continued to work on the System Development and Demonstration (SDD) portion of the F-35 program, which we expect will continue into 2016. We also are producing aircraft under low-rate initial production contracts.

In 2010, we reached agreement with the DoD on the contract for the fourth production lot of 31 F-35 aircraft, bringing the total number of aircraft on order to 62. Also, the Israeli Government signed a letter of offer and acceptance with the U.S. Government for the procurement of F-35 aircraft. Israel is expected to be the first country to receive the F-35 aircraft through the U.S. Government foreign military sales process. For additional information on the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 26 of this Form 10-K.

Production of the F-22 is scheduled to be completed in 2012, with on-going modernization and sustainment activities continuing thereafter. We continue to produce F-16 aircraft for foreign governments under both foreign military and direct commercial sales.

Air Mobility

Our Air Mobility business designs, develops, produces, and provides support for systems, logistics, upgrades, modifications, maintenance and repair of tactical and strategic airlift aircraft. Our major programs include production, support, and sustainment of the C-130J Super Hercules, upgrade and support of the legacy C-130 Hercules worldwide fleet, support of the existing C-5A/B/C/M Galaxy fleet, and modernization of Galaxy aircraft to the C-5M Super Galaxy configuration.

Other Aeronautics Programs (Including Advanced Research and Development)

We are involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, which includes the Skunk Works, is focused on future systems, including unmanned aerial systems and next generation capabilities for long-range strike, intelligence, surveillance, reconnaissance, situational awareness, and air mobility. We continue to explore technology advancement and insertion in existing aircraft, such as the F-35, F-22, F-16, and C-130. We also are involved in numerous network enabled activities that allow separate systems to work together to increase effectiveness, and continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design and development. In addition, we provide logistics support, sustaining engineering, aviation upgrades, modifications, and maintenance, repair, and overhaul (MRO) for the P-3 Orion maritime patrol aircraft and the U-2 high-altitude reconnaissance aircraft.

Electronic Systems

Our Electronic Systems segment manages complex programs and designs, develops, produces, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide.

In 2010, net sales of $14.4 billion at Electronic Systems represented 31% of our total net sales. Electronic Systems has three principal lines of business, and the percentage each contributed to its 2010 net sales was:

Our customers include the military services and various government agencies of the United States and allied countries around the world. U.S. Government customers accounted for 71% and foreign government customers accounted for 26% of Electronics Systems’ net sales in 2010.

Mission Systems & Sensors

MS2 provides ship systems integration, including command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) capability across shore-based command centers; surface ship and submarine combat systems; sea-based missile defense systems; sensors; tactical avionics; port traffic management systems; missile launching systems; aerostat surveillance systems; technologies associated with renewable energy systems; and supply-chain management programs and systems. Core programs include the Aegis Weapon System, which is a fleet defense system and a sea-based element of the U.S. missile defense system, and the Littoral Combat Ship, which is a surface combatant designed to operate in shallow waters.

Missiles & Fire Control

M&FC develops and produces land-based, air, and theater missile-defense systems, tactical battlefield missiles, electro-optical systems, fire-control and sensor systems, and precision-guided weapons and munitions. We also provide sustainment and logistic services in support of fire control and tactical missile programs. Core programs include the Terminal High Altitude Area Defense (THAAD) system, which is a transportable defensive missile system designed to engage targets both within and outside of the Earth’s atmosphere, and the PAC-3 missile, which is an advanced defensive missile designed to intercept incoming airborne threats.

Global Training & Logistics

GT&L integrates mission-specific applications for fixed- and rotary-wing aircraft, including logistics and sustainment; missions operations support; readiness, engineering support, and integration services; and provides simulation and training services. We provide logistics support services for the U.S. Special Operations Forces and turnkey training solutions, including the Military Flying Training System for the British Royal Air Force, Royal Navy and Army Air Corps; and the Aircrew Training and Rehearsal Support program for the U.S. Air Force. We also manage and operate the Sandia National Laboratories for the U.S. Department of Energy.

Information Systems & Global Solutions

Our IS&GS segment provides management services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications to U.S. Government and other customers.

In 2010, net sales of $10.0 billion at IS&GS represented 22% of our total net sales. IS&GS has three principal lines of business, and the percentage that each contributed to its 2010 net sales was:

In 2010, U.S. Government customers accounted for approximately 95% of IS&GS’s net sales.

Civil

Our Civil line of business supports the nation’s needs in the areas of human capital, data protection and sharing, financial services, energy and environment, health, security, space exploration, biometrics, and transportation. Its core programs include the En-Route Automation Modernization (ERAM) contract, which is a program to replace the Federal Aviation Administration’s infrastructure with a modern automation environment that includes new functions and capabilities; the Hanford Mission Support contract which provides infrastructure and site support services to the Department of Energy; and the Decennial Response Integration System (DRIS 2010) contract, which provides a multi-channel system for collecting and analyzing the 2010 U.S. Census data, and which was substantially completed in 2010.

Defense

Our Defense line of business provides net-enabled situation awareness, and delivers communications and command and control capabilities through complex mission solutions to defense and international customers. Its core programs include the Command and Control, Battle Management, and Communications contract, a program to increase the integration of the Ballistic Missile Defense System, and the Airborne Maritime Fixed Joint Tactical Radio System contract, which provides software programmable tactical radios with voice, data, and video communications to Army, Navy, and Air Force platforms.

Intelligence

Our Intelligence line of business designs and integrates the complex, global systems that help our customers gather, analyze, and securely distribute critical intelligence data. Its core programs include a classified program to develop advanced intelligence processing, as well as various other classified programs.

Space Systems

Space Systems is engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems, including activities related to the planned replacement of the Space Shuttle.

In 2010, net sales of $8.2 billion at Space Systems represented approximately 18% of our total net sales. Space Systems has three principal lines of business, and the percentage that each contributed to its 2010 net sales was:

In 2010, U.S. Government customers accounted for approximately 97% of Space Systems’ net sales.

Satellites

Our Satellites business designs, develops, manufactures, and integrates advanced technology satellite systems for government and commercial applications. It is responsible for various classified systems and services in support of vital national security systems. Its core programs include the Space-Based Infrared System (SBIRS) program, which provides the nation with enhanced worldwide missile launch detection and tracking capabilities; the Mobile User Objective System (MUOS), which is a next-generation narrow band satellite communication system for the U.S. Navy; the Advanced Extremely High Frequency (AEHF) system, which is the DoD’s next generation of highly secure communications satellites; the Global Positioning Satellite III (GPS III) system, which is the next generation of global positioning satellites; and the Geostationary Operational Environmental Satellite R-Series (GOES-R), which is the National Oceanic and Atmospheric Administration’s (NOAA) next generation of meteorological satellites.

Strategic & Defensive Missile Systems

Strategic & Defensive Missile Systems includes missile defense technologies and systems, and fleet ballistic missiles. We have been the sole supplier of strategic fleet ballistic missiles to the U.S. Navy since 1955. The Trident II D5 Fleet Ballistic Missile is the only current submarine-launched intercontinental ballistic missile in production in the United States. Under the targets and countermeasures program, we manage missile defense targets hardware and software for the Missile Defense Agency (MDA), providing realistic test environments for the system being developed by the MDA to defend against all classes of ballistic missiles.

Space Transportation Systems

Space Transportation Systems includes portions of the next generation human space flight system. We are National Aeronautics and Space Administration’s (NASA) prime contractor for the design, test, build, integration, and operational capability of the Orion crew exploration vehicle, an advanced crew capsule design utilizing state-of-the-art technology for human exploration beyond low earth orbit. Through ownership interests in two joint ventures, Space Transportation Systems also includes expendable launch services for the U.S. Government (United Launch Alliance) and Space Shuttle processing activities (United Space Alliance). The Space Shuttle is expected to finish its final flight mission in 2011, and our programs involving its launch and processing activities will end at that time.

Competition

Our broad portfolio of products and services competes against the products and services of other large aerospace, defense, and information technology companies, as well as numerous smaller competitors (particularly in the IS&GS segment). We often form teams with other companies that are competitors in other areas to provide customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition, as with the commercial access to space initiative. Principal factors of competition include: affordability; technical and management capability; the ability to develop and implement complex, integrated system architectures; financing and total cost of ownership; release of technology; past performance; and our ability to provide timely solutions.

The competition for foreign sales is subject to a wide variety of additional U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation, and contracting practices). We may compete against both domestic and foreign companies (or teams) for contract awards by foreign governments. International competitions also may be subject to different laws or contracting practices of foreign governments that may impact how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 39 of this Form 10-K.

Patents

We routinely apply for and own a substantial number of U.S. and foreign patents related to the products and services we provide. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by our patents for government purposes. Unpatented research, development, and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. We historically have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space Systems programs. Long-term agreements have helped enable a continued supply of aluminum and titanium. Carbon fiber is an important ingredient in the composite material that is used in our Aeronautics programs, such as the F-35. Nicalon fiber also is a key material used on the F-22 aircraft. One type of carbon fiber and the nicalon fiber that we use currently are only available from single-source suppliers. Aluminum lithium, which we use for F-16 structural components, also is currently only available from limited sources. We have been advised by some suppliers that pricing and the timing of availability of materials in some commodities markets can fluctuate widely. These fluctuations may negatively affect price and the availability of certain materials, including titanium. While we do not anticipate material problems regarding the supply of our raw materials and believe that we have taken appropriate measures to mitigate these variations, if key materials become unavailable or if pricing fluctuates widely in the future, it could result in delay of one or more of our programs, increased costs, or reduced award fees.

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries, and customer acceptance.

Government Contracts and Regulation

Our businesses are heavily regulated in most of our fields of endeavor. We deal with numerous U.S. Government agencies and entities, including all branches of the U.S. military, the Departments of Defense, Homeland Security, Justice, Commerce, Health and Human Services, Transportation, and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, NASA, the Environmental Protection Agency (EPA), the National Archives, and the Library of Congress. Similar government authorities exist in other countries and regulate our international efforts.

We must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. Government and other contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain contract negotiations;
•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP) and therefore require reconciliation;
•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts;
•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and
•	require the use of earned valued management systems (EVMS) for managing cost and schedule performance on certain complex programs.

For additional discussion of government contracting laws and regulations, see “Risk Factors” beginning on page 10 and “Industry Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 23 of this Form 10-K.

A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs historically have not differed materially from those of our other government programs.

Backlog

At December 31, 2010, our total negotiated backlog was $78.2 billion compared with $77.2 billion at the end of 2009. Of our total 2010 year-end backlog, approximately $43.8 billion, or 56%, is not expected to be filled within one year.

Our backlog includes both funded (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential indefinite-delivery, indefinite-quantity (IDIQ) orders in our backlog. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $49.7 billion at December 31, 2010. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Discussion of Business Segments” beginning on page 29 of this Form 10-K.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems, and other concept formulation studies. These costs generally are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred. Independent research and development costs charged to costs of sales were $638 million in 2010, $724 million in 2009, and $698 million in 2008. See “Research and development and similar costs” in Note 1 – Significant Accounting Policies on page 57 of this Form 10-K.

Employees

At December 31, 2010, we had approximately 132,000 employees, over 90% of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The majority of our employees possess a security clearance. The demand for workers with security clearances who have specialized engineering, information technology, and technical skills within the aerospace, defense, and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees. Management considers employee relations to be good.

Approximately 15% of our employees are covered by any one of approximately 70 separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities.

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

An investment in our common stock or debt securities involves risks and uncertainties. We seek to identify, manage, and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should consider the following factors carefully, in addition to the other information contained in this Form 10-K, before deciding to purchase our securities.

We depend heavily on U.S. Government contracts. A decline or reprioritization of funding in the U.S. defense budget, that of other customers, or delays in the budget process could adversely affect our ability to grow or maintain our sales, earnings, and cash flow.

We derived 84% of our sales from U.S. Government customers in 2010, including both defense and non-defense agencies. We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.

The programs in which we participate must compete with other programs and policy imperatives for consideration during the budget and appropriation process. Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on U.S. and international customer budgets. While we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense, and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.

Under such conditions, large or complex programs are potentially subject to increased scrutiny, particularly those programs that have experienced performance challenges. Our largest program, the F-35 Lightning II Joint Strike Fighter program, represented 12% of our sales in 2010, and is expected to represent a higher percentage of our sales in future years. The DoD completed a technical baseline review of the System Development and Demonstration (SDD) portion of the F-35 program and made a recommendation to the office of the Secretary of Defense to restructure the program to address cost and schedule risk. The restructuring was announced by the Secretary of Defense on January 6, 2011 (see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 26 of this Form 10-K).

We offer a diverse range of defense, homeland security, and information technology products and services. We believe that this makes it less likely that cuts in any specific contract or program will have a long-term effect on our business; however, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. We could incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding or other reasons. Potential changes in funding priorities may afford new or additional opportunities for our businesses in terms of existing, follow-on, or replacement programs. While we would expect to compete, and be well positioned as the incumbent on existing programs, we may not be successful, or the replacement programs may be funded at lower levels.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. The U.S. Government is currently operating under a continuing resolution that is effective through March 4, 2011, and its budget for 2011 has not been finalized. This historically has not had a material effect on our business; however, should the continuing resolution be prolonged further or extended through the entire government fiscal year, it may cause procurement awards to shift and could cause our revenues to vary between periods from that projected.

We are subject to a number of procurement rules and regulations. Our business and our reputation could be adversely affected if we fail to comply with those rules.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, or debarment from bidding on contracts.

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-reimbursable contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Allowable costs would include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation. We attempt to ensure that adequate funds are available by notifying the customer when its estimated costs, including those associated with a possible termination for convenience, approach levels specified as being allotted to its programs. As funds are typically appropriated on a fiscal-year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, occasionally on-going programs do not have sufficient funds appropriated to cover the termination costs were the government to terminate them for convenience. Under such circumstances, the U.S. Government could assert that it is not required to appropriate additional funding under these circumstances.

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

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, EVMS, compensation, accounting, budgeting, billing, labor, and information systems (for discussion of the EVMS system at our Fort Worth location, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 26 of this Form 10-K). Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business.

Increased competition and bid protests in a budget-constrained environment may make it more difficult to grow or maintain our sales, earnings, and cash flow.

As a leader in defense and global security, we have a large number of programs for which we are the incumbent contractor. A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied upon competitive contract award types, including IDIQ, GSA Schedule, and other multi-award contracts, which has the potential to create pricing pressure and increase our cost by requiring that we submit multiple bids and proposals. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Following award, we may encounter significant expenses, delays, contract modifications, or even loss of the contract if our competitors protest or challenge contracts that are awarded to us. Multi-award contracts require that we make sustained efforts to obtain task orders under the contract. We are facing increased competition, particularly in information technology and cyber security, from non-traditional competitors outside of the aerospace and defense industry. At the same time, our customers are facing budget constraints, trying to do more with less by cutting costs, identifying more affordable solutions, and reducing product development cycles. Many consumer oriented companies outside the security industry are used to much shorter product development cycles. To remain competitive, we consistently must provide superior performance, advanced technology solutions, and service at an affordable cost and with the agility that our customers require to satisfy their mission objectives.

International sales may pose different risks.

In 2010, our sales to foreign governments (including foreign military sales funded, in whole or in part, by the U.S. Government) were 15% of net sales. As a company, we have a goal to grow international sales over the next several years. Our international business may pose risks that are different, and potentially greater, than those encountered in our domestic business due to the potential for greater volatility in foreign economic and political environments. International procurement rules and regulations, contract laws and regulations, and contractual terms are different from those in the United States, and may be interpreted differently by foreign courts. Our international business is highly sensitive to changes in foreign national priorities and government budgets, and may be further affected by global economic conditions and fluctuations in foreign currency exchange rates. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

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

Some international customers require contractors to comply with industrial cooperation regulations and enter into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, manufacturing, and financial support projects as a condition to obtaining orders or other arrangements. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. See “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 39 of this Form 10-K.

Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to designing, developing, and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we also may incur liabilities that are unique to our products and services, including combat and air mobility aircraft, missile and space systems, command and control systems, air traffic control management systems, cyber security, homeland security, and training programs. In some, but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through contractual provisions, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, or otherwise. The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities.

Substantial claims resulting from an accident, failure of our product or service, or other incident, or liability arising from our products and services in excess of any indemnity and our insurance coverage (for which indemnity or insurance is not available or not obtained) could harm our financial condition, cash flows, or operating results. Any accident, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

Our earnings and margins may vary based on the mix of our contracts and programs, our performance, and our ability to control costs.

Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is finally determined (particularly under award and incentive fee contracts). Changes in procurement policy favoring new, accelerated, or more incentive-based fee arrangements or different award fee criteria may affect the predictability of our profit rates.

Our backlog includes a variety of contract types which are intended to address changing risk and reward profiles as a program matures. Contract types include cost-reimbursable, fixed-price incentive, fixed-price, and time-and-materials contracts. Contracts for development programs that have complex design and technical challenges are typically cost-reimbursable. Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. In these cases, the associated financial risks primarily relate to a reduction in fees, and the program could be cancelled if cost, schedule, or technical performance issues arise.

Other contracts in backlog are for the transition from development to production (e.g., Low Rate Initial Production), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These generally are cost-reimbursable or fixed-price incentive contracts, although there is a current stated U.S. Government preference for fixed-price incentive contracts. Under a fixed-price incentive contract, the allowable costs incurred are eligible for reimbursement, but are subject to a cost-share limit which affects profitability. If our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

There are also contracts for production as well as operations and maintenance of the delivered products that have the challenge of achieving a stable production and delivery rate, while maintaining operability of the product after delivery. These contracts are mainly fixed-price, although some operations and maintenance contracts are time and materials-type. Under fixed-price contracts, we receive a fixed price despite the actual costs we incur. We have to absorb any costs in excess of the fixed price. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses.

The failure to perform to customer expectations and contract requirements may result in reduced fees and affect our financial performance in that period. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards.

If our subcontractors, suppliers, or teaming agreement or joint venture partners fail to perform their obligations, our performance and our ability to win future business could be harmed.

Many of our contracts involve subcontracts or teaming arrangements with other companies upon which we rely to perform a portion of the services that we must provide to our customers. We also sometimes bid for and contract work through joint ventures, rather than through subcontract or teaming arrangements. There is a risk that we may have disputes with our subcontractors, teammates, or venture members, including disputes regarding the quality and timeliness of work performed, the workshare provided to that party, customer concerns about the other party’s performance, our failure to extend existing task orders or issue new task orders, or our hiring of the personnel of a subcontractor, teammate, or venture member, or vice versa. In addition, the contracting parties on which we rely may be affected by changes in the economic environment and constraints on available financing to meet their performance requirements or provide needed supplies on a timely basis. A failure by one or more of those contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis may affect our ability to perform our obligations. Contracting party performance deficiencies may affect our operating results and could result in a customer terminating our contract for default. A default termination could expose us to liability and affect our ability to compete for future contracts and orders.

The funding and costs associated with our pension and postretirement medical plans may temporarily impact our cash flow and cause our earnings and stockholders’ equity to fluctuate significantly from year to year.

A substantial portion of our current and retired employee population is covered by pension and postretirement medical plans. The amount that we are required to fund and the costs of these plans are dependent upon various factors, including the actual market rate of return on plan assets, discount rates, plan participant population demographics, and future legislative and government regulatory requirements. Changes in these factors affect our plan funding, cash flow, and earnings. For more information on how these factors could impact earnings and stockholders’ equity, see “Critical Accounting Policies – Postretirement Benefit Plans” in Management Discussion and Analysis of Financial Conditions and Results of Operations beginning on page 43 of this Form 10-K.

We generally are able to recover these costs as allowable costs on our U.S. Government contracts, but there are delays between when we contribute cash to the plans and recover it under government cost accounting rules. The Pension Protection Act required the Cost Accounting Standards (CAS) Board to modify its pension accounting rules to better align the recovery of pension contributions on U.S. Government contracts with the new accelerated funding required by the Act. The CAS Board has proposed changes to its pension accounting rules, but final rules are not expected to be effective until after 2011.

In recent years, we have taken certain actions to mitigate the effect of our defined benefit pension plans on our financial results, including no longer offering a defined benefit pension plan to new, non-represented employees, and making substantial discretionary cash contributions to the existing plans to improve their funded status. In 2010, we contributed $2.2 billion to our defined benefit pension plans.

If we fail to manage acquisitions, divestitures, and other transactions successfully, our financial results, business, and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions, divestitures, joint ventures, and equity investments. As part of our business strategy, we seek to identify acquisition or investment opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions, and manage post-closing matters (e.g., integrate acquired companies and employees, realize anticipated operating synergies, and improve margins) efficiently and effectively. Acquisition, divestiture, joint venture, and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified pre-closing liabilities could affect our future financial results.

Joint ventures or equity investments operate under shared control with other parties. Under the equity method of accounting for nonconsolidated joint ventures and investments, we recognize our share of the operating results of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control. For example, approximately 25% of the profit from our Space Systems business segment is derived from its equity investments in two joint ventures (see “Space Transportation Systems” on page 8 of this Form 10-K). Management closely monitors the results of operations and cash flows generated by these investees.

Our business could be negatively affected by security threats or other disruptions.

As a U.S. defense contractor, we face security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, threats to physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises. The costs related to these events may not be fully insured or indemnified by other means. Business disruptions could adversely affect our internal operations, the services we provide to customers, our financial results, our reputation, or our stock price.

Unforeseen environmental costs could affect our future earnings as well as the affordability of our products and services.

Our operations are subject to and affected by a variety of federal, state, local, and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the Environmental Protection Agency (EPA) or by a state agency. In addition, we could be affected by future regulations imposed in response to concerns over climate change or environmental resources, and by other actions commonly referred to as “green initiatives.” We have an ongoing comprehensive program to reduce the effects of our operations on the environment.

We manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the government, and we have relied (and continue to rely with respect to past practices) upon government funding to pay such costs. Although the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically are borne by either the government or the contractor, depending on the contract and the relevant facts. Some environmental laws include criminal provisions. An environmental law conviction could affect our ability to be awarded future, or perform existing, U.S. Government contracts.

We have incurred and will likely continue to incur liabilities under various federal, state, local, and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, and continually evolving governmental environmental standards and cost allowability issues. In January 2011, both the EPA and the California Office of Environmental Health Hazard Assessment announced plans to regulate two chemicals, perchlorate and hexavalent chromium, to a level that is expected to be substantially lower than the existing standard established in California. The rulemaking process is a lengthy one that takes one or more years to complete. If a substantially lower standard is adopted, we would expect a material increase in our cost estimates for remediation at several existing sites. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies - Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 45 and Note 14 – Legal Proceedings, Commitments, and Contingencies beginning on page 78 of this Form 10-K.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies (including environmental remediation costs) that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings beginning on page 17 and Note 14 – Legal Proceedings, Commitments, and Contingencies beginning on page 78 of this Form 10-K.

In order to be successful, we must attract and retain key employees.

Our business has a continuing need to attract large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or other reasons. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. We increasingly compete with commercial technology companies outside of the aerospace and defense industry for qualified technical and scientific positions as the number of qualified domestic engineers is decreasing. To the extent that these companies grow faster in a recovering economy than our industry, or face fewer cost and product pricing constraints, they may be able to offer higher compensation to job candidates or our existing employees. To the extent that we lose experienced personnel through wage competition, normal attrition, or specific actions (such as the Voluntary Executive Separation Program (see Note 3 – Restructuring and Other Activities beginning on page 59 of this Form 10-K), business realignments, or divestitures), we must successfully manage the transfer of critical knowledge from those individuals. We also must manage leadership development and succession planning throughout our business. To the extent that we are unable to attract, develop, retain, and protect leadership talent successfully, we could experience business disruptions and impair our ability to achieve business objectives.

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

Our estimates, forward-looking statements, and projections may prove to be inaccurate.

The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical, and performance issues for each of our thousands of contracts, many of which are long-term in nature. Another example is the goodwill asset recorded on our balance sheet which is subject to annual impairment testing. If we experience changes that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or portion of the related goodwill. Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and lower profitability and cash flows. Actual financial results could differ from our judgments and estimates. Refer to “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 41, and Note 1 – Significant Accounting Policies beginning on page 55 of this Form 10-K for a complete discussion of our significant accounting policies and use of estimates.

Our future financial results likely will be different from those projected due to the inherent nature of projections, and may be better or worse than expected. Given these uncertainties, you should not rely on forward-looking statements. The forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K. We expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect the occurrence of subsequent events, changed circumstances, changes in our expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2010, we operated in 545 locations (including offices, manufacturing plants, warehouses, service centers, laboratories, and other facilities) throughout the United States and internationally. Of these, we owned 43 locations aggregating approximately 30 million square feet, and leased space at 502 locations aggregating approximately 26 million square feet. We also manage or occupy various government-owned facilities under leases and various other arrangements. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2010, our business segments occupied facilities at the following major locations that housed in excess of 500,000 square feet of floor space:

•	Aeronautics – Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth and San Antonio, Texas.
•

Electronic Systems – Camden, Arkansas; Orlando, Florida; Baltimore, Maryland; Eagan, Minnesota; Moorestown/Mt. Laurel, New Jersey; Albuquerque, New Mexico; Owego and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; and Manassas, Virginia.

•

Information Systems & Global Solutions – Goodyear, Arizona; San Jose and Sunnyvale, California; Colorado Springs and Denver, Colorado; Gaithersburg and Rockville, Maryland and other locations within the Washington, D.C. metropolitan area; Valley Forge, Pennsylvania; and Houston, Texas.

•	Space Systems – Sunnyvale, California; Denver, Colorado; and Newtown, Pennsylvania.
•	Corporate activities – Lakeland, Florida and Bethesda, Maryland.

The following is a summary of our floor space by business segment at December 31, 2010:

(Square feet in millions)	Owned	Leased	Government- Owned	Total
Aeronautics	5.2	3.7	15.2	24.1
Electronic Systems	10.3	11.5	7.1	28.9
Information Systems & Global Solutions	2.6	7.9	—	10.5
Space Systems	8.6	1.6	.9	11.1
Corporate activities	2.9	.8	—	3.7
Total	29.6	25.5	23.2	78.3

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. We cannot predict the outcome of legal proceedings with certainty. These matters include the proceedings summarized in Note 14 – Legal Proceedings, Commitments, and Contingencies beginning on page 78 of this
Form 10-K.

From time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 45, and Note 14 – Legal Proceedings, Commitments, and Contingencies beginning on page 78 of this Form 10-K.

ITEM 4.	(Removed and Reserved)

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age at December 31, 2010, positions and offices held with the Corporation, and principal occupation and business experience over the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Linda R. Gooden (57), Executive Vice President – Information Systems & Global Solutions

Ms. Gooden has served as Executive Vice President – Information Systems & Global Solutions since January 2007. She previously served as Deputy Executive Vice President – Information & Technology Services from October 2006 to December 2006, and President, Lockheed Martin Information Technology from September 1997 to December 2006.

Christopher J. Gregoire (42), Vice President and Controller (Chief Accounting Officer)

Mr. Gregoire has served as Vice President and Controller (Chief Accounting Officer) since March 2010. He previously was employed by Sprint Nextel Corporation from August 2006 to May 2009, most recently as Principal Accounting Officer and Assistant Controller, and was a partner at Deloitte & Touche LLP from September 2003 to July 2006.

Ralph D. Heath (62), Executive Vice President – Aeronautics

Mr. Heath has served as Executive Vice President – Aeronautics since January 2005.

Marillyn A. Hewson (57), Executive Vice President – Electronic Systems

Ms. Hewson has served as Executive Vice President – Electronic Systems since January 2010. She previously served as President, Systems Integration – Owego from September 2008 to December 2009; Executive Vice President – Global Sustainment for Aeronautics from February 2007 to September 2008; President, Lockheed Martin Logistics Services Company from January 2007 to February 2007; and President and General Manager, Kelly Aviation Center, L.P. from August 2004 to January 2007.

Christopher E. Kubasik (49), President and Chief Operating Officer

Mr. Kubasik has served as President and Chief Operating Officer since January 2010. He previously served as Executive Vice President – Electronic Systems from September 2007 to December 2009, and as Chief Financial Officer from February 2001 to August 2007.

Maryanne R. Lavan (51), Senior Vice President, General Counsel, and Corporate Secretary

Ms. Lavan has served as Senior Vice President and General Counsel since June 2010 and Corporate Secretary since September 2010. She previously served as Vice President – Internal Audit from February 2007 to June 2010, and Vice President – Ethics and Business Conduct from October 2003 to February 2007.

Joanne M. Maguire (56), Executive Vice President – Space Systems

Ms. Maguire has served as Executive Vice President – Space Systems since July 2006. She previously served as Vice President and Deputy of Lockheed Martin Space Systems Company from July 2003 to June 2006.

John C. McCarthy (63), Vice President and Treasurer

Mr. McCarthy has served as Vice President and Treasurer since April 2006. He previously served as Vice President of Finance and Business Operations for Aeronautics from March 2000 to March 2006.

Robert J. Stevens (59), Chairman and Chief Executive Officer

Mr. Stevens has served as Chairman of the Board since April 2005 and Chief Executive Officer since August 2004, and previously served as President from October 2000 to December 2009.

Bruce L. Tanner (51), Executive Vice President and Chief Financial Officer

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

At January 31, 2011, we had 36,328 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. Information concerning the stock prices based on intra-day trading prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid Per Share and Market Prices

	Dividends Paid Per Share		Market Prices (High-Low)
Quarter	2010	2009	2010	2009
First	$.63	$.57	$87.18 – $73.61	$85.90 – $57.41
Second	.63	.57	87.06 – 74.36	87.06 – 65.21
Third	.63	.57	76.34 – 68.19	82.92 – 72.20
Fourth	.75	.63	73.70 – 67.68	79.65 – 67.39
Year	$2.64	$2.34	$87.18 – $67.68	$87.06 – $57.41

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2005 to the Standard and Poor’s (S&P) Aerospace & Defense Index and the S&P 500 Index.

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

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three-month period ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)	Amount Available for Future Share Repurchases Under the Programs (in millions) (b)
October (September 27, 2010 – October 31, 2010)	1,974,035	$70.94	1,974,035	$—
November (November 1, 2010 – November 28, 2010)	4,283,400	69.77	4,283,400	2,701
December (November 29, 2010 – December 31, 2010)	6,893,646	69.19	6,893,646	2,224
(a)

We repurchased a total of 1,974,035 shares of our common stock for approximately $140 million during the quarter ended December 31, 2010 under a share repurchase program that we announced in October 2002, and 11,177,046 shares for approximately $776 million under a new share repurchase program that was authorized in October 2010 as described in (b) below.

(b)

In October 2010, our Board of Directors approved a new share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $3 billion. Under the program, which became effective November 1, 2010, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. In connection with their approval of the new share repurchase program, our Board of Directors terminated our previous share repurchase program, which was substantially complete.

ITEM 6.	SELECTED FINANCIAL DATA

(In millions, except per share data)	2010	2009	2008	2007	2006
OPERATING RESULTS
Net Sales	$45,803	$43,995	$41,372	$40,726	$39,076
Operating Profit (a)	4,097	4,415	5,049	4,462	3,726
Earnings from Continuing Operations (a)	2,645	2,999	3,167	3,002	2,500
Net Earnings (b)	2,926	3,024	3,217	3,033	2,529
EARNINGS PER COMMON SHARE
Earnings from Continuing Operations
Basic	$7.26	$7.79	$7.92	$7.22	$5.84
Diluted (a)	7.18	7.71	7.74	7.03	5.73
Net Earnings
Basic	8.03	7.86	8.05	7.29	5.91
Diluted (b)	7.94	7.78	7.86	7.10	5.80
CASH DIVIDENDS PER COMMON SHARE	$2.64	$2.34	$1.83	$1.47	$1.25
BALANCE SHEET
Cash, Cash Equivalents and Short-Term Investments	$2,777	$2,737	$2,229	$2,981	$2,293
Total Current Assets	12,851	12,477	10,683	10,940	10,164
Goodwill	9,605	9,948	9,526	9,387	9,250
Total Assets (c)	35,067	35,111	33,439	28,926	28,231
Total Current Liabilities	11,157	10,703	10,542	10,037	9,553
Long-Term Debt, Net (Including Current Maturities)	5,019	5,052	3,563	4,303	4,405
Total Liabilities (c)	31,359	30,982	30,574	19,121	21,347
Stockholders’ Equity (c)	3,708	4,129	2,865	9,805	6,884
COMMON SHARES AT YEAR-END	346	373	393	409	421
CASH FLOW DATA
Cash Provided by Operating Activities	$3,547	$3,173	$4,421	$4,238	$3,765
Cash Used for Investing Activities	(319)	(1,518)	(907)	(1,205)	(1,655)
Cash Used for Financing Activities	(3,363)	(1,476)	(3,938)	(2,300)	(2,460)
NEGOTIATED BACKLOG	$78,200	$77,200	$80,100	$75,900	$75,200

(a)	Operating profit, earnings from continuing operations, and diluted earnings per share from continuing operations were affected by aggregate adjustments as follows:

(In millions, except per share data)	Operating profit	Earnings From Continuing Operations	Diluted Earnings Per Share From Continuing Operations
2010	$(220)	$(239)	$(.64)
2009	—	69	.18
2008	193	126	.31
2007	71	105	.25
2006	230	201	.45

For information on the adjustments in 2010 and 2008, see Note 3 to the financial statements. For information on the adjustment in 2009, see Note 9 to the financial statements.

(b)

Net earnings in 2010 included an increase of $184 million ($.50 per share) related to a gain on the sale of Enterprise Integration Group (EIG), and a net increase of $73 million ($.20 per share) associated with certain adjustments related to the planned sale of Pacific Architects and Engineers (PAE).

(c)

The increase in assets and liabilities and decrease in stockholders’ equity from 2007 to 2008 primarily was due to the annual remeasurement of the funded status of our postretirement benefit plans at December 31, 2008, which included the effects of the downward market conditions in 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

Lockheed Martin is a global security company that principally is engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2010, 84% of our $45.8 billion in net sales were made to the U.S. Government. Approximately 60% of our net sales were made to the Department of Defense (DoD), with approximately 24% attributable to non-DoD agencies. Sales to foreign governments (including foreign military sales funded, in whole or in part, by the U.S. Government) amounted to 15% of net sales in 2010. The remainder of our net sales was attributable to commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment that is characterized by both increasing complexity in the global security environment, as well as continuing economic pressures in the United States and globally. A significant component of our strategy in this environment is to focus on core program execution, improving the quality and predictability of the delivery of our products and services, and placing more security capability into the hands of our customers at affordable prices. We also are focused on cost reduction, through programs like our recent Voluntary Executive Separation Program (VESP) and facility reduction initiatives, to further enhance the affordability of our products and services.

While we expect our sales to increase in the low single digits for 2011, growth rates are slowing for our company and across the industry as compared to prior years as our customers are preparing to meet new security challenges without the benefit of increased resources in any given fiscal year. We expect our segment operating profit for 2011 to be consistent with 2010 as margins face pressure in this environment. Despite the challenges we face, we expect to generate strong operating cash flows, which allows us to continue to invest in technologies to fulfill new mission requirements for our customers, invest in our people so that we have the professional and leadership skills necessary to be successful in this environment, and return at least 50% of free cash flow1 to investors in the form of share repurchases and dividends.

Industry Considerations

U.S. Government Business

Budget Priorities

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities with the cost of these initiatives and increased deficit spending, particularly in the longer term. Although some specific priorities and initiatives may change from year to year, the investments and acquisitions we have made have been focused on aligning our businesses to address what we believe are the most critical national priorities and mission areas. The possibility remains, however, that one or more of our programs could be reduced, extended, or terminated as a result of the Administration’s continuing assessment of priorities.

The Administration’s spending priorities were released on February 14, 2011 with the submission of the President’s Budget Request for fiscal year 2012. Every year, Congress must approve or revise the proposals contained in the President’s annual budget request through enactment of appropriations bills and other policy legislation, which then require final Presidential approval. The outcome of the federal budget process has a direct effect on our business.

[1]	We define free cash flow as cash from operations as determined under U.S. generally accepted accounting principles (GAAP), less the amount identified as expenditures for property, plant and equipment as presented on our Statements of Cash Flows.

Department of Defense Business

The DoD base budget has seen consistent growth over the past ten years, enabling it to grow from $300 billion at the start of the last decade to $553 billion in the President’s baseline budget request for fiscal year 2012. The fiscal year 2012 request represents nominal growth of 5.1% over the fiscal year 2011 baseline budget of $526 billion. This 2011 baseline budget assumes that the continuing resolution currently in place (see discussion below) is extended through the end of fiscal year 2011. Preliminary insights into national security funding priorities for fiscal year 2012 and beyond were revealed on January 6, 2011 by Secretary of Defense Robert Gates. Specifically, his defense spending proposal reflected a slight increase in nominal growth over the next few years.

To date, Congress has funded U.S. military operations in Afghanistan and Iraq, and other unforeseeable contingency or peacekeeping operations, through a separate Overseas Contingency Operations (OCO) funding outside of the base DoD budget. The OCO funding for fiscal year 2011 totaled $159 billion, and the Administration requested $118 billion in fiscal year 2012. Our sales historically have not been significantly dependent on overseas contingency or supplemental funding requests, and therefore we continue to focus our attention on the DoD’s base budget for support and funding of our programs.

In December 2010, Congress passed a continuing resolution funding measure for fiscal year 2011 to finance all U.S. Government activities through March 4, 2011. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2010 are available, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our sales and profit during the period. The current continuing resolution has not had a material effect on our results of operations, financial position, or cash flows. The arrival of a new Congress in January 2011 with the House of Representatives and Senate under control of different political parties creates the potential for some uncertainty as to whether the government will continue to operate under a continuing resolution for the remainder of the fiscal year or will be able to enact appropriations legislation.

We believe our broad mix of programs and capabilities continues to position us favorably to support the current and future needs of the DoD. As the DoD increases its emphasis on affordability in the current fiscal environment and continues to respond to the increasingly complex and dynamic global security environment, many of our products remain well-positioned to meet the needs of the military services. For example, while Secretary Gates proposed changes to our F-35 program which will affect the aircraft’s development and transition to production (see the F-35 discussion under the caption “Other Business Considerations” in this section), the aircraft remains a national priority. Additionally, the U.S. Navy plans to evolve the Aegis air and missile defense system through modernization programs to derive maximum utility over the long service lives of these systems. The Navy also recently decided to procure up to ten additional Littoral Combat Ships from us over the next five years.

The need for more affordable logistics and sustainment, expansive use of information technology and knowledge-based solutions, and vastly improved levels of network and cybersecurity, all appear to continue to be national priorities. To address these priorities, we have been growing our portfolio in these areas, diversifying our business, and expanding into adjacent businesses and programs that include surface naval vessels, rotary wing aviation, and land vehicles.

We have expanded production of the C-130J Super Hercules tactical airlifter to meet the needs of the U.S. Government and international customers. Despite recent proposed changes, we continue to prepare for increased production of the F-35 Lightning II Joint Strike Fighter for the U.S. Navy, Air Force, and Marine Corps, and international partners in future years. This program continues to be a significant element of a broader U.S. effort to build the capacity of alliance partners throughout the world. In the areas of space-based intelligence and information superiority, we are the prime contractor on programs such as the Global Positioning Satellite program, Mobile User Objective System, the Advanced Extremely High Frequency system, the Space-Based Infrared System-High, and classified programs.

Our products are represented in almost every aspect of land, sea, air, and space-based missile defense, including the Aegis, the Patriot Advanced Capability (PAC) missile program, and the Terminal High Altitude Area Defense (THAAD) transportable defensive missile system. We continue to perform on contracts to develop and deliver essential munitions, missile, and other systems, such as Hellfire, Guided Multiple Launch Rocket Systems, and EQ-36 radar systems. We also have unmanned systems capabilities, including air, ground, and underwater systems.

In the area of command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) programs, our capabilities include the Airborne Maritime Fixed Joint Tactical Radio System, the Warfighter Information Network – Tactical, the Combatant Commanders Integrated Command and Control System, and the Global Communications Support System – Air Force.

We have a significant presence in the support and modernization of the DoD’s information technology systems. We see opportunities for expansion of our sustainment and logistical support activities to enhance the longevity and cost-effectiveness of the systems procured by our customers, and for improving global supply chain management.

Non-Department of Defense Business

Our experience in the defense arena, together with our core information technology and services expertise, has enabled us to provide products and services to a number of government agencies, including the Departments of Homeland Security, Justice, Commerce, Health and Human Services, Transportation, and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, the National Aeronautics and Space Administration (NASA), the Environmental Protection Agency (EPA), the National Archives, and the Library of Congress.

All non-defense agencies also are operating under a continuing resolution that requires them to remain at fiscal year 2010 funding levels. In addition, the President’s budget proposes a three-year freeze in certain civil agency budgets, including agencies to which we provide products and services. We believe our key programs will continue to be supported in the budgets of the various agencies with which we do business.

We have continued to expand our capabilities in critical intelligence, knowledge management, and e-Government solutions for our customers, including the Social Security Administration and the Centers for Medicare and Medicaid Services (CMS). We also provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance, and enterprise solutions. In the civil arena, as with our defense business, we have not seen a significant effect on our business from the Administration’s stated policy of in-sourcing. We believe that there will be continued demand by federal and civil government agencies for upgrading and investing in new information technology systems and solutions, but at a somewhat slower pace in the near term.

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

Other Business Considerations

International Business

We remain committed to growth in our sales to international customers. We conduct business with foreign governments primarily through Aeronautics and Electronic Systems. Our international sales are composed of “foreign military sales” through the U.S. Government and direct commercial contracts. In Aeronautics, the U.S. Government and eight foreign government partners are working together on the design, testing, production, and sustainment of the F-35 Lightning II, while other countries such as Israel have recently selected the F-35 as their next generation combat aircraft. We expect international deliveries of the F-35 to begin in 2012. The F-16 Fighting Falcon has been selected by 25 countries, with 53 follow-on buys from 14 countries. We continue to expand the C-130J Super Hercules air mobility aircraft’s international footprint with customers in 15 countries including recent orders from Israel, Kuwait, Korea, and Tunisia. In global sustainment, we are leveraging our value as the original equipment manufacturer (OEM) for our major platforms and have set up new production capabilities to provide service life extension, including new wings and support for Norway’s P-3 fleet. We have also received awards from the U.S. and Canadian governments to upgrade their P-3 aircraft.

With regard to the Aegis Weapon System, our Electronic Systems segment performs activities in the development, production, ship integration and test, and lifetime support for ships of international customers such as Japan, Spain, Korea, Norway, and Australia. The system also has been selected to be used as a ground-based missile defense system in Europe, referred to as “Aegis Ashore.” This segment has contracts with the Canadian Government for the upgrade and support of combat systems on Halifax class frigates. The new Littoral Combat Ship is also generating interest from potential international customers. Electronic Systems also produces the PAC-3 missile, an advanced defensive missile designed to intercept incoming airborne threats, for international customers including Japan, Germany, the Netherlands, Taiwan, and the United Arab Emirates (UAE). International customers have also expressed interest in our THAAD defensive missile system.

To the extent our contracts and business arrangements with international partners include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for deterioration of political relations.

Status of the F-35 Program

The System Development and Demonstration (SDD) portion of the F-35 program has experienced schedule delays, work scope changes, and cost increases. In the second quarter of 2010, the DoD recertified the F-35 program after completing a legally required review of the program’s priority, capability, cost, and management structure in accordance with the Nunn-McCurdy process established under federal law. The Nunn-McCurdy process requires notification to the U.S. Congress if DoD program cost estimates exceed specified threshold levels, and includes a requirement that a program be terminated if cost estimates increase by 50% above the original program baseline, unless the DoD makes prescribed findings about the program. As part of that process, the DoD certified that continuation of the F-35 program is essential to national security, among other required findings.

In connection with the recertification, the DoD tasked the F-35 program executive officer to complete a technical baseline review which addressed program requirements, schedule, and cost. On January 6, 2011, the Secretary of Defense outlined the recommendations of the technical baseline review. Those recommendations included adding funding to the F-35 development program and extending development through 2016. These funds are to be used for additional development scope, for testing and risk retirement activities to better position the program for production, and to correct prior estimates.

The Secretary of Defense also identified the U.S. Air Force Conventional Take-off and Landing (CTOL) version and the Navy carrier version, which represent over 85 percent of the planned domestic production run, as proceeding satisfactorily in development. Testing challenges and delays on the short takeoff and vertical landing (STOVL) variant resulted in a decision to decouple STOVL testing from the other models and to move the development of the STOVL aircraft to the back of the overall Joint Strike Fighter (JSF) production sequence. We believe that these actions will better position the STOVL variant to demonstrate improved reliability over the next two years.

Given the size and complexity of the F-35 program, we anticipate that there will be additional reviews related to program schedule, cost, requirements, and aircraft quantities as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include completion of the flight testing, supply chain performance, and software development. The SDD portion of the F-35 program has $586 million of fee remaining. Any portion of the remaining fee that we or our partners receive is dependent upon completion of milestones, most of which have not yet been determined.

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

On October 7, 2010, the Israeli Government signed a letter of offer and acceptance with the U.S. Government for the procurement of F-35 aircraft. Israel is expected to be the first country to receive the F-35 through the U.S. Government’s foreign military sales process.

Portfolio Shaping Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this internally through our independent research and development activities, and through acquisition, divestiture, and internal realignment activities.

We selectively pursue the acquisition of businesses and investments that complement our current portfolio and allow access to new customers or technologies. We have made a number of niche acquisitions of businesses and investments in affiliates during the past several years. We also may explore the divestiture of businesses. If we were to decide to sell a business, the resulting gains, if any, would be recorded when the transactions are completed or as otherwise required under GAAP and losses, if any, would be recorded when the carrying value of the related business is determined to be impaired. We also undertake internal realignment activities to adjust our portfolio of businesses to address changes in customer demand for our products and services.

Divestitures

In June 2010, we announced plans to divest Pacific Architects and Engineers, Inc. (PAE) and most of our Enterprise Integration Group (EIG), two businesses within our IS&GS reporting segment (see Note 2). PAE’s and EIG’s operating results are included in discontinued operations on our Statements of Earnings for all periods presented, and PAE’s assets and liabilities are classified as held for sale on our 2010 Balance Sheet. In November 2010, we closed on the sale of EIG. Our decision to divest EIG was based on our analysis of the U.S. Government’s increased concerns about perceived organizational conflicts of interest within the defense contracting community. EIG provides systems engineering, architecture, and integration services and support to a broad range of government customers.

On February 22, 2011, we announced that we entered into a definitive agreement to sell PAE. We expect the transaction will close in the second quarter of 2011, subject to satisfaction of closing conditions. The plan to divest PAE is a result of changes in customer priorities. When we acquired the business, we envisioned it as an entry point to a new customer set that would need additional services, primarily in the areas of information technology and systems integration. Those customers, however, are seeking a different mix of services, such as the construction of facilities and provision of physical security, which does not fit with our long-term strategy.

Realignment Activities

In 2010, Electronic Systems realigned its lines of business which now operate as Mission Systems & Sensors (MS2), Missiles & Fire Control (M&FC), and Global Training & Logistics (GT&L). The realignment included the movement of two IS&GS businesses, Readiness & Stability Operations (RSO) and Savi Technology, Inc., to Electronic Systems (see Note 5). The realignment resulted in the combination of our ground vehicles programs, which were previously reported in the former Platforms & Training (P&T) line of business and included the Joint Light Tactical Vehicle program, with M&FC. We also realigned RSO and Savi Technology, Inc. with Electronic Systems’ simulation, training and support business (previously included in the former P&T line of business) to form GT&L. We combined the remaining elements of the former P&T line of business with the former Maritime Systems & Sensors line of business to form MS2. These realignment activities had no effect on our consolidated results of operations, financial position, or cash flows. All comparative financial information and related discussions of Electronic Systems and IS&GS in this Form 10-K reflects these realignment activities.

Results of Operations

Since our operating cycle is long-term and involves many types of design, development, and production (DD&P) contracts with varying production delivery schedules, the results of operations of a particular year, or year-to-year comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in this discussion are presented on a “per diluted share” basis.

(In millions, except per share data)	2010	2009	2008
Operating Results
Net Sales	$45,803	$43,995	$41,372
Operating Profit	4,097	4,415	5,049
Interest Expense	(345)	(308)	(332)
Other Non-Operating Income (Expense), Net	74	123	(91)
Income Tax Expense	(1,181)	(1,231)	(1,459)
Earnings from Continuing Operations	2,645	2,999	3,167
Earnings from Discontinued Operations	281	25	50
Net Earnings	$2,926	$3,024	$3,217
Diluted Earnings Per Common Share
Continuing Operations	$7.18	$7.71	$7.74
Discontinued Operations	.76	.07	.12
Total	$7.94	$7.78	$7.86

The following discussion of operating results provides an overview of our operations by focusing on key elements in our Statements of Earnings. The “Discussion of Business Segments” section that follows describes the contributions of each of our business segments to our consolidated net sales and operating profit for 2010, 2009, and 2008. We follow an integrated approach for managing the performance of our business, and focus the discussion of our results of operations around major products and lines of business versus distinguishing between products and services. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, while most of our services sales are generated in our IS&GS segment.

Continuing Operations

For 2010, net sales were $45.8 billion, a 4% increase over 2009. Net sales for 2009 were $44.0 billion, a 6% increase over 2008 net sales of $41.4 billion. Net sales increased during 2010 in all segments except Space Systems as compared to 2009. Net sales increased during 2009 in all segments as compared to 2008 (see the Discussion of Business Segments).

Our operating profit for 2010 was $4.1 billion, a decrease of 7% compared to operating profit of $4.4 billion in 2009. The decline in operating profit of $318 million primarily was attributable to the effects of charges, net of state income tax benefits, of $178 million related to the VESP and $42 million related to facilities consolidation within the MS2 line of business in Electronic Systems (see Note 3). Also contributing to the decline was an increase of $71 million in other unallocated Corporate costs attributable to various Corporate activities.

Our operating profit for 2009 was $4.4 billion, a decrease of 12% compared to operating profit of $5.0 billion 2008. In 2009, operating profit was negatively affected by the FAS/CAS pension adjustment (see Note 5 for a description of this adjustment), which was an expense of $456 million in 2009 as compared to income of $128 million in 2008 due to the negative actual return on plan assets in 2008 and a lower discount rate at December 31, 2008. In addition, operating profit was lower due to recognition of a deferred gain of $108 million in 2008 from the sale of our ownership interest in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) in 2006 (see Note 3); earnings of $85 million recorded in 2008 associated with reserves related to various land sales that were no longer required (see Note 3); and a $24 million loss on the 2009 sale of a foreign subsidiary. These declines more than offset increased operating profit at the Aeronautics, Electronic Systems and Space Systems business segments.

Interest expense for 2010 was $345 million, or $37 million higher than 2009. The increase mainly was driven by interest expense on the $1.5 billion of long-term notes issued in the fourth quarter of 2009. Interest expense for 2009 was $308 million, or $24 million lower than 2008. The decrease mainly was driven by the August 2008 redemption of our $1.0 billion of floating rate convertible debentures, partially offset by increases resulting from the fourth quarter 2009 issuance of $1.5 billion of long-term notes and the first quarter 2008 issuance of $500 million of long-term notes.

Other non-operating income (expense), net was income of $74 million and $123 million in 2010 and 2009, and expense of $91 million in 2008. The changes between periods primarily reflect gains (losses) on marketable securities held to fund certain non-qualified employee benefit obligations.

Our effective income tax rates from continuing operations were 30.9% for 2010, 29.1% for 2009, and 31.5% for 2008. These rates were lower than the statutory rate of 35% for all periods due to tax benefits for U.S. manufacturing activities, the deduction of dividends related to certain of our defined contribution plans with an employee stock ownership plan feature, and the research and development (R&D) tax credit. The 2010 effective tax rate was affected by the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D, beginning in 2013. As a result, the Corporation recorded additional income tax expense of $96 million in 2010. The rate for 2010 also included additional tax benefits related to U.S. manufacturing activities primarily due to an increase in qualified production activity income and an increase in the U.S. manufacturing activity deduction rate from 6% to 9%. The 2009 effective tax rate reflected a reduction of income tax expense of $69 million primarily arising from the resolution of IRS examinations of the years 2005 through 2007 and 2008.

We reported net earnings from continuing operations of $2.6 billion ($7.18 per share) in 2010, $3.0 billion ($7.71 per share) in 2009, and $3.2 billion ($7.74 per share) in 2008. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above. In addition, earnings per share has benefitted from the significant number of shares repurchased under our share repurchase programs (see Note 12). The effect of those repurchases has been partially offset by common stock issued under our stock-based compensation and defined contribution plans.

Discontinued Operations

Discontinued operations included the operating results for PAE and EIG for all periods presented. We reported net earnings from discontinued operations of $281 million ($.76 per share) in 2010, $25 million ($.07 per share) in 2009, and $50 million ($.12 per share) in 2008 (see Note 2).

Earnings from discontinued operations for 2010 included a gain, net of income taxes, of $184 million ($.50 per share) from the sale of EIG. Additionally, as a result of our decision to sell PAE in 2010, we recorded a $182 million deferred tax asset which reflects the federal and state tax benefits that we expect to realize on the sale, because our tax basis is higher than our book basis. Earnings from discontinued operations also included an impairment charge of $109 million related to the planned sale of PAE, as the carrying value of the business exceeded the expected net proceeds from the sale transaction. In total, these items associated with PAE increased 2010 earnings from discontinued operations by $73 million ($.20 per share).

Discussion of Business Segments

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered.

The following table presents net sales and operating profit of our four business segments. Net sales exclude intersegment revenue, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. Operating profit of the business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those segments.

Operating profit of the business segments excludes the FAS/CAS pension adjustment discussed under the caption “Postretirement Benefit Plans” in the section on Critical Accounting Policies; expense for certain stock-based compensation programs including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as the charges related to the VESP in 2010 and the MS2 consolidation plan announced in 2010 (see Note 3); gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. The items other than the charges related to the VESP and the MS2 consolidation plan are included in “Other unallocated Corporate income (expense), net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings. The charges related to the VESP and MS2 consolidation plan are presented together as a separate reconciling item.

(In millions)	2010	2009	2008
Net Sales
Aeronautics	$13,235	$12,201	$11,473
Electronic Systems	14,363	13,532	12,803
Information Systems & Global Solutions	9,959	9,608	9,069
Space Systems	8,246	8,654	8,027
Total	$45,803	$43,995	$41,372
Operating Profit
Aeronautics	$1,502	$1,577	$1,433
Electronic Systems	1,712	1,660	1,583
Information Systems & Global Solutions	890	895	919
Space Systems	972	972	953
Total business segments	$5,076	$5,104	4,888
VESP and other charges	(220)	—	—
Other unallocated Corporate income (expense), net	(759)	(689)	161
Total	$4,097	$4,415	$5,049

The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was approximately $78.2 billion, $77.2 billion, and $80.1 billion at December 31, 2010, 2009, and 2008. These amounts included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity (IDIQ) contracts. Funded backlog was approximately $49.7 billion at December 31, 2010.

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

For our services contracts, changes in volume are reflective of increases or decreases in the level of services being provided under each contract. Performance refers to changes in the levels of operating profit. Sales are recognized as the services are performed, typically on a straight-line basis. Award and incentive fees related to the performance on these contracts are recognized when communicated to us by the customer. Costs associated with these contracts are expensed as incurred. Accordingly, the timing for recognizing the effect of costs and award and incentive fees on our services contracts may affect the comparison of segment operating results.

The Aeronautics segment generally includes fewer programs that have much larger sales and operating results than programs included in the other segments. Due to the large number of comparatively smaller programs in the remaining segments, the discussion of the results of operations of those business segments focuses on lines of business within the segment rather than on specific programs. The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 5 to the financial statements. We have a number of programs that are classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results, and are subjected to the same oversight and internal controls as our other programs.

Aeronautics

Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Key Combat Aircraft programs include the F-35 Lightning II, F-16 Fighting Falcon, and F-22 Raptor fighter aircraft. Key Air Mobility programs include the C-130J Super Hercules and the C-5M Super Galaxy. Aeronautics provides logistics support, sustainment, and upgrade modification services for its aircraft. Aeronautics’ operating results included the following:

(In millions)	2010	2009	2008
Net sales	$13,235	$12,201	$11,473
Operating profit	1,502	1,577	1,433
Operating margin	11.3%	12.9%	12.5%
Backlog at year-end	27,500	26,700	27,200

Net sales for Aeronautics increased by 8% in 2010 compared to 2009. Sales increased in all three lines of business during the year. The $800 million increase in Air Mobility primarily was attributable to higher volume on C-130 programs, including deliveries and support activities, as well as higher volume on the C-5 Reliability Enhancement and Re-engining

Program (RERP). There were 25 C-130J deliveries in 2010 compared to 16 in 2009. The $179 million increase in Combat Aircraft principally was due to higher volume on F-35 production contracts, which partially was offset by lower volume on the F-35 SDD contract and a decline in volume on F-16, F-22 and other combat aircraft programs. There were 20 F-16 deliveries in 2010 compared to 31 in 2009. The $55 million increase in Other Aeronautics Programs mainly was due to higher volume on P-3 and advanced development programs, which partially were offset by a decline in volume on sustainment activities.

Net sales for Aeronautics increased by 6% in 2009 compared to 2008. During the year, sales increased in all three lines of business. The increase of $296 million in Air Mobility’s sales primarily was attributable to higher volume on the C-130 programs, including deliveries and support activities. There were 16 C-130J deliveries in 2009 and 12 in 2008. Combat Aircraft sales increased $316 million principally due to higher volume on the F-35 program and increases in F-16 deliveries, which partially were offset by lower volume on F-22 and other combat aircraft programs. There were 31 F-16 deliveries in 2009 compared to 28 in 2008. The $116 million increase in Other Aeronautics Programs mainly was due to higher volume on P-3 programs and advanced development programs, which partially were offset by declines in sustainment activities.

Operating profit for the segment decreased by 5% in 2010 compared to 2009. A decline in operating profit in Combat Aircraft partially was offset by increases in Other Aeronautics Programs and Air Mobility. The $149 million decrease in Combat Aircraft’s operating profit primarily was due to lower volume and a decrease in the level of favorable performance adjustments on the F-22 program, the F-35 SDD contract and F-16 and other combat aircraft programs in 2010. These decreases more than offset increased operating profit resulting from higher volume and improved performance on F-35 production contracts in 2010. The $35 million increase in Other Aeronautics Programs mainly was attributable to higher volume and improved performance on P-3 and advanced development programs as well as an increase in the level of favorable performance adjustments on sustainment activities in 2010. The $19 million increase in Air Mobility operating profit primarily was due to higher volume and improved performance in 2010 on
C-130J support activities, which more than offset a decrease in operating profit due to a lower level of favorable performance adjustments on C-130J deliveries in 2010. The remaining change in operating profit is attributable to an increase in other income, net between the comparable periods.

Aeronautics’ 2010 operating margins have decreased when compared to 2009. The operating margin decrease reflects the life cycles of our significant programs. Specifically, Aeronautics is performing more development and initial production work on the F-35 program and is performing less work on more mature programs such as the F-22 and F-16. Development and initial production contracts yield lower profits than mature full rate programs. Accordingly, while net sales increased in 2010 relative to 2009, operating profit decreased and consequently operating margins have declined.

Operating profit for the segment increased 10% in 2009 compared to 2008. The growth in operating profit primarily was due to increases in Air Mobility and Other Aeronautics Programs. The $70 million increase in Air Mobility’s operating profit primarily was due to the higher volume on C-130J deliveries and C-130 support programs. In Other Aeronautics Programs, operating profit increased $120 million, which mainly was attributable to improved performance in sustainment activities and higher volume on P-3 programs. Additionally, the increase in operating profit included the favorable restructuring of a P-3 modification contract in 2009. Combat Aircraft’s operating profit decreased $22 million during the year primarily due to a reduction in the level of favorable performance adjustments on F-16 programs in 2009 compared to 2008 and lower volume on other combat aircraft programs. These decreases more than offset increased operating profit resulting from higher volume and improved performance on the F-35 program and an increase in the level of favorable performance adjustments on the F-22 program in 2009 compared to 2008. The remaining change in operating profit is attributable to a decrease in other income, net, between the comparable periods.

Backlog increased in 2010 compared to 2009 mainly due to orders exceeding sales on the C-130J, F-35 and C-5 programs, which partially were offset by higher sales volume compared to new orders on the F-22 program in 2010. Backlog decreased in 2009 compared to 2008 mainly due to sales exceeding orders on the F-22 and F-35 programs, which partially were offset by orders exceeding sales on the C-130J and C-5 programs.

We expect Aeronautics will have sales growth in the upper single digit percentage range for 2011 as compared to 2010. This increase primarily is driven by growth on F-35 Low Rate Initial Production (LRIP) contracts, C-130J and C-5 RERP programs that will more than offset a decline on the F-22 program. Operating profit is projected to increase at a mid single digit percentage rate above 2010 levels, resulting in a decline in operating margins between the years. Similar to the relationship of operating margins from 2009 to 2010 discussed above, the expected operating margin decrease from 2010 to 2011 reflects the trend of Aeronautics performing more development and initial production work on the F-35 program and is performing less work on more mature programs such as the F-22 and F-16, even though sales are expected to increase in 2011 relative to 2010.

Electronic Systems

Our Electronic Systems business segment manages complex programs and designs, develops, produces, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide. The segment’s three lines of business are Mission Systems & Sensors (MS2), Missiles & Fire Control (M&FC), and Global Training & Logistics (GT&L). With such a broad portfolio of programs to provide products and services, many of its activities involve a combination of both development and production contracts with varying delivery schedules. Some of its more significant programs, including the THAAD system, the Aegis Weapon System, and the Littoral Combat Ship program, demonstrate the diverse products and services Electronic Systems provides. Electronic Systems’ operating results included the following:

(In millions)	2010	2009	2008
Net sales	$14,363	$13,532	$12,803
Operating profit	1,712	1,660	1,583
Operating margin	11.9%	12.3%	12.4%
Backlog at year-end	23,200	23,100	23,500

Net sales for Electronic Systems increased by 6% in 2010 compared to 2009. Sales increased in all three lines of business during the year. The $421 million increase at GT&L primarily was due to growth on readiness and stability operations, which partially was offset by lower volume on simulation & training programs. The $316 million increase at M&FC primarily was due to higher volume on tactical missile and air defense programs, which partially was offset by a decline in volume on fire control systems. The $94 million increase at MS2 mainly was due to higher volume on surface naval warfare, ship & aviation systems, and radar systems programs, which partially was offset by lower volume on undersea warfare programs.

Net sales for Electronic Systems increased by 6% in 2009 compared to 2008. Sales increases in M&FC and GT&L more than offset a decline in MS2. The $429 million increase in sales at M&FC primarily was due to growth on tactical missile programs and fire control systems. The $355 million increase at GT&L primarily was due to growth on simulation and training activities and readiness and stability operations. The increase in simulation and training also included sales from the first quarter 2009 acquisition of Universal Systems and Technology, Inc. The $55 million decrease at MS2 mainly was due to lower volume on ship & aviation systems and undersea warfare programs, which partially were offset by higher volume on radar systems and surface naval warfare programs.

Operating profit for the segment increased by 3% in 2010 compared to 2009. Operating profit increases at M&FC and GT&L more than offset a decline at MS2. The $73 million increase at M&FC mainly was due to higher volume and improved performance on certain tactical missile programs and higher volume on air defense programs. The $23 million increase at GT&L primarily was attributable to higher volume on readiness and stability operations and improved performance on simulation and training programs. These increases more than offset declines due to lower volume and performance on other logistics programs and the absence in 2010 of a benefit recognized in the first quarter of 2009 from favorably resolving a contract matter at simulation & training programs. The $44 million decrease in operating profit at MS2 mainly was due to lower volume and performance on undersea warfare programs and a decrease in the level of favorable performance adjustments on surface naval warfare programs in 2010. These declines partially were offset by higher volume and improved performance on ship & aviation systems and radar systems programs in 2010.

Operating profit for the segment increased by 5% in 2009 compared to 2008. In 2009, increases in operating profit at M&FC and GT&L more than offset declines at MS2. Operating profit increased $110 million at M&FC mainly due to higher volume and improved performance on fire control systems and tactical missile programs. The increase in operating profit of $34 million at GT&L primarily was due to higher volume and improved performance on simulation and training programs and readiness and stability operations. Additionally, the increase included a benefit recognized in 2009 from favorably resolving a simulation and training contract matter. These increases partially were offset by lower volume and performance on other logistics programs. There was a $67 million decrease in operating profit at MS2, which primarily was attributable to lower volume on ship & aviation programs and a reduction in the level of favorable performance adjustments on ship & aviation systems and undersea warfare programs in 2009 compared to 2008.

Backlog increased in 2010 compared to 2009 primarily from increased orders for air defense and tactical missile programs at M&FC and readiness and stability operations at GT&L. These increases partially were offset by higher sales volume on ship & aviation systems and surface naval warfare programs at MS2. Backlog decreased in 2009 compared to

2008 due to the U.S. Government’s exercise of the termination for convenience clause on the VH-71 Presidential Helicopter Program at MS2, which resulted in a $985 million reduction. This decline more than offset increased orders on air defense and tactical missile programs at M&FC and simulation and training activities at GT&L.

We expect Electronic Systems’ sales to decline in 2011 in the low single digit percentage range as compared to 2010. The decline primarily is due to our completion of the persistent threat detection system (PTDS) program in 2010, coupled with the delayed timing of awards such as the Littoral Combat Ship and certain missile defense contracts. We expect the decline to be partially offset by growth in readiness and stability contracts. Operating profit is expected to decline in line with sales, with operating margins expected to be similar to those in 2010.

Information Systems & Global Solutions

Our IS&GS business segment provides management services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications to U.S. Government and other customers. The segment operates in the Civil, Defense, and Intelligence lines of business. IS&GS’ key programs and activities include the En-Route Automation Modernization (ERAM) program, the Airborne Maritime Fixed Joint Tactical Radio System (JTRS) program, the Hanford Mission Support contract, and the Decennial Response Integration System (DRIS 2010) program. The DRIS 2010 program substantially was completed in 2010. IS&GS’ programs also include a large number of IDIQ and task order types of contracts across each of its lines of business. IS&GS’ operating results included the following:

(In millions)	2010	2009	2008
Net sales	$9,959	$9,608	$9,069
Operating profit	890	895	919
Operating margin	8.9%	9.3%	10.1%
Backlog at year-end	9,700	10,600	11,500

Net sales for IS&GS increased by 4% in 2010 compared to 2009. Sales increased in Civil and Defense but declined in Intelligence during the year. Civil increased $437 million principally due to higher volume on enterprise civilian services. Defense sales increased $20 million primarily due to higher volume on mission and combat systems activities. The $106 million decline in Intelligence programs mainly was due to lower volume on security solutions.

Net sales for IS&GS increased by 6% in 2009 compared to 2008. Sales increased in all three lines of business during the year. Net sales at Civil increased by $324 million principally due to higher volume on enterprise civilian services. Defense sales increased $192 million primarily due to higher volume on mission and combat systems activities. The $23 million increase in Intelligence mainly was due to higher volume on security solutions.

Operating profit for the segment decreased by 1% in 2010 compared to 2009. For the year, operating profit declines in Defense more than offset an increase in Civil, while operating profit at Intelligence essentially was unchanged. The $27 million decrease in operating profit at Defense primarily was attributable to a decrease in the level of favorable performance adjustments on mission and combat systems activities in 2010. The $19 million increase in Civil principally was due to higher volume on enterprise civilian services.

Operating profit for the segment decreased by 3% in 2009 compared to 2008. Operating profit declines in Civil and Intelligence partially were offset by growth in Defense. The decrease of $29 million in Civil’s operating profit primarily was attributable to a reduction in the level of favorable performance adjustments on enterprise civilian services programs in 2009 compared to 2008. The decrease in operating profit of $27 million at Intelligence mainly was due to a reduction in the level of favorable performance adjustments on security solution activities in 2009 compared to 2008. The increase in Defense’s operating profit of $29 million mainly was due to volume and improved performance in mission and combat systems.

The decrease in backlog during 2010 compared to 2009 mainly was due to higher sales volume on enterprise civilian service programs at Civil, including volume associated with the DRIS 2010 program, and mission and combat system programs at Defense. Backlog decreased in 2009 compared to 2008 due to U.S. Government’s exercise of the termination for convenience clause on the TSAT Mission Operations System (TMOS) contract at Defense, which resulted in a $1.6 billion reduction in orders. This decline more than offset increased orders on enterprise civilian services programs at Civil.

We expect IS&GS will experience a low single digit percentage decrease in sales for 2011 as compared to 2010. This decline primarily is due to completion of most of the work associated with the DRIS 2010 program. Operating profit in 2011 is expected to decline in relationship to the decline in sales volume, while operating margins are expected to be comparable between the years.

Space Systems

Our Space Systems business segment is engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems, including activities related to the planned replacement of the Space Shuttle. Government satellite programs include the Advanced Extremely High Frequency (AEHF) system, the Mobile User Objective System (MUOS), the Global Positioning Satellite III (GPS III) system, the Space-Based Infrared System (SBIRS), and the Geostationary Operational Environmental Satellite R-Series (GOES-R). Strategic and missile defense programs include the targets and countermeasures program and the fleet ballistic missile program. Space transportation includes the NASA Orion program and, through ownership interests in two joint ventures, expendable launch services (United Launch Alliance, or ULA) and Space Shuttle processing activities for the U.S. Government (United Space Alliance, or USA). The Space Shuttle is expected to complete its final flight mission in 2011 and our involvement with its launch and processing activities will end at that time. Space Systems’ operating results included the following:

(In millions)	2010	2009	2008
Net sales	$8,246	$8,654	$8,027
Operating profit	972	972	953
Operating margin	11.8%	11.2%	11.9%
Backlog at year-end	17,800	16,800	17,900

Net sales for Space Systems decreased by 5% in 2010 compared to 2009. Sales declined in all three lines of business during the year. The $253 million decrease in Space Transportation principally was due to lower volume on the space shuttle external tank, commercial launch vehicle activity and other human space flight programs, which partially were offset by higher volume on the Orion program. There were no commercial launches in 2010 compared to one commercial launch in 2009. Strategic & Defensive Missile Systems (S&DMS) sales declined $147 million principally due to lower volume on defensive missile programs. The $8 million sales decline in Satellites primarily was attributable to lower volume on commercial satellites, which partially were offset by higher volume on government satellite activities. There was one commercial satellite delivery in 2010 and one commercial satellite delivery in 2009.

Net sales for Space Systems increased 8% in 2009 compared to 2008. During the year, sales growth at Satellites and Space Transportation offset a decline in S&DMS. The sales growth of $707 million in Satellites was due to higher volume in government satellite activities, which partially was offset by lower volume in commercial satellite activities. There was one commercial satellite delivery in 2009 and two deliveries in 2008. The increase in sales of $21 million in Space Transportation primarily was due to higher volume on the Orion program, which more than offset a decline in the space shuttle’s external tank program. There was one commercial launch in both 2009 and 2008. S&DMS’ sales decreased by $102 million mainly due to lower volume on defensive missile programs, which more than offset growth in strategic missile programs.

Operating profit for the segment was unchanged for 2010 compared to 2009. Growth in Space Transportation’s operating profit was more than offset by a decline in Satellites’ operating profit. S&DMS operating profit was relatively unchanged between periods. The $21 million increase in Space Transportation mainly was attributable to higher equity earnings on the ULA and USA joint ventures and higher volume on the Orion program, which partially were offset by lower volume on the space shuttle’s external tank program. Satellites’ operating profit decreased $23 million primarily due to lower volume and performance on commercial satellite programs, which partially was offset by higher volume and improved performance on government satellite programs in 2010. Equity earnings represented 27% of operating profit at Space Systems in 2010, compared to 22% in 2009.

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

Backlog increased in 2010 compared to 2009 mainly due to orders exceeding sales on government satellite programs in Satellites and strategic missile programs in S&DMS, which more than offset higher sales volume compared to new orders on the Orion program in Space Transportation in 2010. The decrease in backlog during 2009 compared to 2008 was primarily attributable to declines in orders and higher sales volume on the Orion program in Space Transportation and on government satellite programs in Satellites.

We expect Space Systems’ sales for 2011 will be comparable with the 2010 results. Sales are expected to decline due to the end of our production of the external tank for the space shuttle, offset by growth in satellite activities. Segment operating profit is expected to be down slightly primarily due to lower anticipated levels of equity earnings from our ownership interest in USA, which provides processing activities for the space shuttle. USA’s activities will be winding down as the space shuttle’s last flight will be in 2011. Segment operating margin is expected to slightly decline due to the lower equity earnings.

Unallocated Corporate Income (Expense), Net

The following table shows the components of unallocated Corporate income (expense), net, including the CAS expense that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment.

(In millions)	2010	2009	2008
VESP and other charges (a)	$(220)	$—	$—

Other unallocated Corporate income (expense), net:
FAS/CAS pension adjustment:
FAS pension expense	(1,442)	(1,036)	(462)
Less: CAS expense	(988)	(580)	(590)
FAS/CAS pension adjustment – income (expense)	(454)	(456)	128

Other items not considered in segment operating performance	—	—	193
Stock compensation expense	(168)	(154)	(155)
Other, net	(137)	(79)	(5)
Total other unallocated Corporate income (expense), net	(759)	(689)	161
	$(979)	$(689)	$161

(a)

Includes the $178 million charge associated with the VESP for qualifying company executives we announced in July 2010 and the $42 million charge associated with the MS2 facilities consolidation (see Note 3). The approximate amounts of the VESP attributable to our business segments were as follows: Aeronautics – $25 million; Electronic Systems – $38 million; IS&GS – $42 million; and Space Systems – $41 million. The remaining $32 million was attributable to Corporate.

FAS pension expense increased in 2010 compared to 2009, and in 2009 compared to 2008, due to the 25 basis point decrease in the discount rate each year and continued amortization of the actuarial losses incurred in 2008 as a result of the significant negative return on plan assets compared to our 8.5% long-term rate of return assumption (see the related discussion in Critical Accounting Policies under the caption “Postretirement Benefit Plans”).

Certain items are excluded from segment results as part of senior management’s evaluation of segment operating performance consistent with the management approach permitted by GAAP, such as the charges related to the VESP and the MS2 consolidation of facilities in 2010 (see Note 3); gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. The charges related to the VESP and the MS2 consolidation of facilities are presented together on a separate line item in the table above. On a combined basis, these items decreased net earnings for 2010 by $143 million ($.38 per share). All such items for 2008 are included in “Other items not considered in segment operating performance” in the table above and consisted of: $108 million related to the recognition of a deferred gain recorded in connection with the sale of Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS) and $85 million related to the elimination or reserves associated with various land sales (see Note 3). On a combined basis, these items increased net earnings for 2008 by $126 million ($.31 per share). In 2009, there were no such items included in unallocated Corporate income (expense), net.

The change in the “Other, net” component of unallocated Corporate income (expense), net, between the periods primarily was due to higher expense associated with a number of Corporate activities.

Liquidity and Cash Flows

Our access to capital resources that provide liquidity has not been materially affected by the changing economic and market conditions over the past few years. We continually monitor changes in such conditions so that we can timely respond to any related developments. We have generated strong operating cash flows which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, and postretirement benefit plan funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. We issued $728 million of notes in exchange for $611 million of our then outstanding debt securities in 2010 (see Note 10), $1.5 billion of debt securities in 2009, and $500 million of debt securities in 2008.

We expect our cash from operations to continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We have financing resources available to fund potential cash outflows that are less predictable or more discretionary, as discussed under Capital Structure, Resources, and Other. We have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, which together represent approximately 60% of the revenues we recorded in 2010, as we are authorized to bill as the costs are incurred or work is performed. In contrast to cost-reimbursable contracts, for fixed-price contracts we generally do not bill until milestones, including deliveries, are achieved. A number of our fixed-price contracts may provide for performance-based payments which allow us to bill and collect cash as we perform on the contract. The U.S. Government recently has indicated that it would consider progress payments as the baseline for negotiating consideration for different payment terms on contracts, such as performance-based payments. The use of progress payments could delay the collection of receivables on certain of our contracts in future periods. Fixed-price contracts represented approximately 40% of the revenues we recorded in 2010.

The majority of our capital expenditures for 2010 and those planned for 2011 can be divided into the categories of facilities infrastructure, equipment, and information technology (IT). Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support production of the F-35 combat aircraft. In addition, we have projects underway to modernize certain of our facilities. We also incur capital expenditures for IT to support programs and general enterprise IT infrastructure.

We have a balanced cash deployment and disciplined growth strategy to enhance shareholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business, including capital expenditures and independent research and development, repurchased shares, increased our dividends, made selective acquisitions of businesses, and managed our debt levels. The following table provides a summary of our cash flow information and the subsequent discussion provides an overview of our execution of this strategy.

(In millions)	2010	2009	2008
Net Cash Provided by Operating Activities	$3,547	$3,173	$4,421
Net Cash Used for Investing Activities	(319)	(1,518)	(907)
Net Cash Used for Financing Activities	(3,363)	(1,476)	(3,938)

Operating Activities

Net cash provided by operating activities increased by $374 million to $3,547 million in 2010 as compared to 2009. The increase primarily was attributable to an improvement in our operating working capital balances of $570 million as discussed below, and $187 million related to lower net income tax payments, as compared to 2009. Partially offsetting these improvements was a net reduction in cash from operations of $350 million related to our defined benefit pension plan. This reduction was the result of increased contributions to the pension trust of $758 million as compared to 2009, partially offset by an increase in the CAS costs recovered on our contracts.

Operating working capital accounts consists of receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred. The improvement in cash provided by operating working capital was due to a decline in 2010 accounts receivable balances compared to 2009, and an increase in 2010 customer advances and amounts in excess of costs incurred balances compared to 2009. These improvements partially were offset by a decline in accounts payable balances in 2010 compared to 2009. The decline in accounts receivable primarily was due to higher collections on various programs at Electronic Systems, IS&GS, and Space Systems business areas. The increase in customer advances and amounts in excess of costs incurred primarily was attributable to an increase on government and commercial satellite programs at Space Systems and air mobility programs at Aeronautics, partially offset by a decrease on various programs at Electronic Systems. The decrease in accounts payable was attributable to the timing of accounts payable activities across all segments.

Net cash provided by operating activities decreased by $1,248 million to $3,173 million in 2009 as compared to 2008. The decline primarily was attributable to an increase in our contributions to the defined benefit pension plan of $1,373 million as compared to 2008 and an increase in our operating working capital accounts of $147 million. Partially offsetting these items was the impact of lower net income tax payments in 2009 as compared to 2008 in the amount of $319 million.

The decline in cash provided by operating working capital primarily was due to growth of receivables on various programs in the MS2 and GT&L lines of business at Electronic Systems and an increase in inventories on Combat Aircraft programs at Aeronautics, which partially were offset by increases in customer advances and amounts in excess of costs incurred on Government Satellite programs at Space Systems and the timing of accounts payable activities.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment that are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for IT to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $820 million in 2010, $852 million in 2009, and $926 million in 2008. We expect that our operating cash flows will continue to be sufficient to fund our annual capital expenditures over the next few years.

Acquisitions, divestitures and other activities – Acquisition activities include both the acquisition of businesses and investments in affiliates. Amounts paid in 2010 of $148 million primarily related to investments in affiliates. We paid $435 million in 2009 for acquisition activities, compared with $233 million in 2008. In 2010, we received proceeds of $798 million from the sale of EIG, net of $17 million in transaction costs (see Note 2). There were no material divestiture activities in 2009 and 2008. During 2010, we increased our short-term investments by $171 million compared to an increase of $279 million in 2009.

Financing Activities

Share activity and dividends – During 2010, 2009, and 2008, we repurchased 33.0 million, 24.9 million, and 29.0 million shares of our common stock for $2,483 million, $1,851 million, and $2,931 million. Of the shares we repurchased in 2010, 0.9 million shares for $63 million were repurchased in December but settled and were paid for in January 2011. In October 2010, our Board of Directors approved a new share repurchase program for the repurchase of our common stock from time-to-time, up to an authorized amount of $3.0 billion (see Note 12). Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We repurchased a total of 11.2 million shares under the program for $776 million, and as of December 31, 2010, there remained $2,224 million available for additional share repurchases. In connection with their approval of the new share repurchase program, our Board terminated our previous share repurchase program.

Cash received from the issuance of our common stock in connection with stock option exercises during 2010, 2009, and 2008 totaled $59 million, $40 million, and $250 million. Those activities resulted in the issuance of 1.4 million shares, 1.0 million shares, and 4.7 million shares during the respective periods.

Shareholders were paid cash dividends of $969 million in 2010, $908 million in 2009, and $737 million in 2008. We have increased our quarterly dividend rate in each of the last three years. We declared quarterly dividends of: $.63 per share during each of the first three quarters of 2010 and $.75 per share for the last quarter; $.57 per share during each of the first three quarters of 2009 and $.63 per share for the last quarter; and $.42 per share during each of the first three quarters of 2008 and $.57 per share for the last quarter.

Issuance and repayment of long-term debt – In connection with the debt exchange completed in May 2010 (see Note 10), we paid a total of $47 million for a portion of the premium associated with the transaction and related expenses incurred with third parties. We issued a total of $1.5 billion of long-term notes in 2009 (see Note 10) and $500 million of long-term notes in 2008. There were no repayments of long-term debt in 2010, and there are no scheduled maturity payments due prior to 2013. In 2009, we paid $242 million in repayments of long-term debt based on scheduled maturities. In 2008, we paid a total of $1.0 billion representing the principal amount of our floating rate convertible debentures that were delivered for conversion or otherwise redeemed. We also paid another $103 million during 2008 related to other repayments of long-term debt based on scheduled maturities.

Capital Structure, Resources, and Other

At December 31, 2010, we held cash and cash equivalents of $2.3 billion and short-term investments of $516 million. Our long-term debt, net of unamortized discounts, amounted to $5.0 billion. As of the end of 2010, our long-term debt bears interest at fixed rates and mainly is in the form of publicly-issued notes and debentures.

We issued $728 million of new 5.72% Notes due 2040 (the New Notes) in May 2010 in exchange for $611 million of our then outstanding debt securities (see Note 10). We paid a premium of $158 million, of which $117 million was in the form of New Notes and $41 million was paid in cash, which was recorded as a discount and will be amortized as additional interest expense over the life of the New Notes using the effective interest method. The New Notes are included on our Balance Sheet net of the unamortized discount.

In November 2009, we issued a total of $1.5 billion of long-term notes in a registered public offering (see Note 10), $900 million of which are due in 2019 and have a fixed coupon interest rate of 4.25%, and $600 million of which are due in 2039 and have a fixed coupon interest rate of 5.50%.

Our stockholders’ equity was $3.7 billion at December 31, 2010, a decrease of $421 million from December 31, 2009. The decrease primarily was due to the repurchase of 33.0 million common shares for $2.5 billion; the payment of $969 million of dividends during the year; and adjustments related to our postretirement benefit plans at December 31 (see Note 11) which on a net basis increased the accumulated other comprehensive loss by $430 million. These decreases partially were offset by net earnings of $2.9 billion and employee stock activity of $520 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase programs, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1.9 billion recorded as a reduction of retained earnings.

At December 31, 2010, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility during the year ended December 31, 2010. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets, and a covenant not to exceed a maximum leverage ratio. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to our postretirement benefit plans. As of December 31, 2010, we were in compliance with all covenants contained in the credit facility agreement.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the year ended December 31, 2010. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

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

Return on invested capital (ROIC) declined by 200 basis points during 2010 to 17.9%. The decline was primarily driven by the issuance of $1.5 billion in debt securities in November 2009 and lower net earnings in 2010 compared to 2009. We define ROIC as net earnings plus after-tax interest expense divided by average invested capital (stockholders’ equity plus debt), after adjusting stockholders’ equity by adding back amounts related to postretirement benefit plans. We believe that reporting ROIC provides investors with greater visibility into how effectively we use the capital invested in our operations. We use ROIC as one of the inputs in our evaluation of multi-year investment decisions and as a long-term performance measure. We also use ROIC as a factor in evaluating management performance under certain of our incentive compensation plans.

ROIC is not a measure of financial performance under U.S. generally accepted accounting principles, and may not be defined and calculated by other companies in the same manner. ROIC should not be considered in isolation or as an alternative to net earnings as an indicator of performance. ROIC for 2010, 2009 and 2008 was calculated as follows:

(In millions)	2010	2009	2008
Net earnings	$2,926	$3,024	$3,217
Interest expense (multiplied by 65%) [1]	224	200	216
Return	$3,150	$3,224	$3,433
Average debt [2,5]	$5,032	$4,054	$4,346
Average equity [3,5]	3,904	3,155	8,236
Average benefit plan adjustments [4,5]	8,650	8,960	3,256
Average invested capital	$17,586	$16,169	$15,838
Return on invested capital	17.9%	19.9%	21.7%

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
[4]

Average benefit plan adjustments reflect the cumulative value of entries identified in our Statements of Stockholders’ Equity related to adjustments to recognize the funded status of our benefit plans. The total of annual benefit plan adjustments to equity were: 2010 – $(430) million; 2009 – $495 million; and 2008 – $(7,253) million. As these entries are recorded in the fourth quarter, the value added back to our average equity in a given year is the cumulative impact of all prior year entries plus 20% of the current year entry value. The cumulative impact of benefit plan adjustments through December 31, 2007 was $(1,806) million.

[5]	Yearly averages are calculated using balances at the start of the year and at the end of each quarter.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2010, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle tax and other liabilities. Capital lease obligations were negligible. Payments due under these obligations and commitments are as follows:

	Payments Due By Period
(In millions)	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years

Long-term debt (a)	$5,524	$—	$650	$—	$4,874
Interest payments	5,913	332	648	600	4,333
Other liabilities	2,483	446	400	287	1,350
Operating lease obligations	1,299	300	416	259	324
Purchase obligations:
Operating activities	22,461	12,212	7,501	1,917	831
Capital expenditures	237	124	113	—	—
Total contractual cash obligations	$37,917	$13,414	$9,728	$3,063	$11,712

(a)	The total amount of long-term debt excludes the unamortized discount of $505 million (see Note 10).

Generally, our long-term debt obligations are subject to, along with other things, compliance with certain covenants, including covenants limiting our ability and the ability of certain of our subsidiaries to encumber our assets. As of December 31, 2010, we were in compliance with all covenants contained in our debt agreements. Interest payments include interest related to the outstanding debt through maturity.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2010. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans, environmental liabilities, and business acquisition agreements. Obligations related to environmental liabilities represent our estimate of obligations for sites at which we are performing remediation activities, excluding amounts reimbursed by the U.S. Government in its capacity as a potentially responsible party. The amounts also include liabilities related to unrecognized tax benefits (see Note 9). We estimated the timing of tax payments based on the expected completion of the related examinations by the applicable taxing authorities and resolution of issues pending in the Internal Revenue Service Appeals Division.

Purchase obligations related to operating activities include agreements and requirements contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors, and outsourcing arrangements. Total purchase obligations in the preceding table include approximately $20.2 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state, and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include amounts for facilities and equipment related to customer contracts.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2010, we had outstanding offset agreements totaling $9.3 billion, primarily related to our Aeronautics segment, some of which extend through 2025. To the extent we have entered into purchase obligations at December 31, 2010 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We historically have not been required to pay material penalties.

In connection with our ownership of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) each committed to provide up to $200 million in financial support to ULA, as required, until at least December 1, 2011. We had a revolving credit agreement with ULA in place through September 26, 2010. No amounts were drawn on the credit agreement.

On September 27, 2010, ULA entered into with a group of banks its own $400 million revolving credit agreement which expires in October 2013. At the same time, the revolving credit agreement we and Boeing had in place was terminated. The new revolving credit agreement satisfies Boeing’s and our commitment to provide financial support of up to $200 million each to ULA, so long as the total amount of the new agreement remains at $400 million or above until at least December 1, 2011.

We and Boeing have received distributions totaling $232 million each which are subject to agreements between us, Boeing, and ULA whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations, so that we will not be required to make a contribution under these agreements.

In addition, we, Boeing, and ULA have cross-indemnifications in place with ULA related to financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2010, and that it will not be necessary to make payments under the cross-indemnities.

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain of our contracts. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2010, we had the following outstanding letters of credit, surety bonds, and guarantees:

	Commitment Expiration By Period
(In millions)	Total Commitment	Less Than 1 Year (a)	Years 2 and 3 (a)	Years 4 and 5 (a)	After 5 Years (a)

Standby letters of credit	$2,742	$2,388	$194	$130	$30
Surety bonds	403	398	5	—	—
Guarantees	1,030	1	59	180	790
Total commitments	$4,175	$2,787	$258	$310	$820
(a)

Approximately $2,190 million, $40 million, $6 million, and $3 million of standby letters of credit in the “Less Than 1 Year,” “Years 2 and 3,” “Years 4 and 5,” and “After 5 Years” periods, and approximately $40 million of surety bonds in the “Less Than 1 Year” period, are expected to renew for additional periods until completion of the contractual obligation.

Included in the table above is approximately $267 million representing letter of credit amounts for which related obligations or liabilities are also recorded on the Balance Sheet, either as reductions of inventories, as customer advances and amounts in excess of costs incurred, or as other liabilities. Approximately $1.8 billion of the standby letters of credit were issued to secure advance payments received under an F-16 contract from an international customer. These letters of credit are available for draw down in the event of our nonperformance, and the amount available will be reduced as certain events occur throughout the period of performance in accordance with the contract terms. Similar to the letters of credit for the F-16 contract, other letters of credit and surety bonds are available for draw down in the event of our nonperformance.

Approximately 85% of the $1.0 billion in third-party guarantees outstanding at December 31, 2010 related to guarantees of the contractual performance of joint ventures to which we are a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of our joint venture partners. We evaluate the reputation, technical capabilities, and credit quality of potential joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current joint venture partners will be able to perform their obligations, as they have done through December 31, 2010, and that it will not be necessary to make payments under the guarantees.

Critical Accounting Policies

Contract Accounting / Sales Recognition

Approximately 80% of our net sales are derived from long-term contracts for design, development, and production activities (also referred to as DD&P contracts) which we account for under the percentage-of-completion (POC) accounting model. The POC model requires that significant estimates and assumptions be made in accounting for the contracts. Our remaining net sales are derived from contracts to provide other services that are not associated with design, development, or production activities which we account for under the services accounting model. We consider the nature of our contracts and the types of products and services provided when we determine the accounting method for a particular contract. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government. We record sales for both DD&P activities and services under cost-reimbursable, fixed-price, and time-and-materials contracts.

Contract Types

Cost-reimbursable contracts

Cost-reimbursable contracts, which accounted for about 60% of our total net sales over the last three years, provide for the payment of allowable costs incurred during performance of the contract plus a fee, up to a ceiling based on the amount that has been funded. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-award-fee/incentive fee (which represent a substantial majority of our cost-reimbursable contracts) and cost-plus-fixed-fee contracts.

Cost-plus-award-fee contracts provide for an award fee that varies within specified limits based on the customer’s assessment of our performance against a predetermined set of criteria, such as targets based on cost, quality, technical, and schedule criteria. Cost-plus-incentive-fee contracts provide for reimbursement of costs plus a fee which is adjusted by a formula based on the relationship of total allowable costs to total target costs (incentive based on cost) or reimbursement of costs plus an incentive to exceed stated performance targets (incentive based on performance). The fixed fee in a cost-plus-fixed-fee contract is negotiated at the inception of the contract and that fixed fee does not vary with actual costs.

Fixed-price and other contracts

Under fixed-price contracts, which accounted for about 35% of our total net sales over the last three years, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit, or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.

Under time-and-materials contracts, which accounted for about 5% of our total net sales over the last three years, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

Design, Development, and Production Contracts

We record net sales and an estimated profit on a POC basis for cost-reimbursable and fixed-price DD&P contracts. Sales are recorded on time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs.

The POC method for DD&P contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract.

When adjustments in estimated contract revenues or estimated costs at completion are required on DD&P contracts, any changes from prior estimates are recognized in the current period for the inception-to-date effect of the changes. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Award fees and incentives, as well as penalties related to contract performance, are considered in estimating sales and profit rates on DD&P contracts. Estimates of award fees are based on past experience and anticipated performance. We record incentives or penalties when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies in place to address these, as well as other contractual and business arrangements to properly account for long-term contracts.

Accounting for DD&P contracts requires judgment relative to assessing risks, estimating contract revenues and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), performance by our subcontractors, and the availability and timing of funding from our customer, among other variables.

Because of the significance of the judgments and estimation processes in our accounting for DD&P contracts, it is likely that materially different amounts could be recorded if we used different assumptions or if our underlying circumstances were to change. For example, if underlying assumptions were to change such that our estimated profit rate at completion for all DD&P contracts was higher or lower by one percentage point, our 2010 net earnings would have increased or decreased by approximately $250 million.

Services Contracts

For cost-reimbursable contracts for services that provide for award and incentive fees, we record net sales as services are performed, except for award and incentive fees. Award and incentive fees are recorded when they are fixed or determinable, generally at the date the amount is communicated to us by the customer. This approach results in the recognition of such fees at contractual intervals (typically every six months) throughout the contract and is dependent on the customer’s processes for notification of awards and issuance of formal notifications. Under a fixed-price service contract, we are paid a predetermined fixed amount for a specified scope of work and generally have full responsibility for the costs associated with the contract and the resulting profit or loss. We record net sales under fixed-price service contracts on a straight-line basis over the period of contract performance, unless evidence suggests that net sales are earned or the obligations are fulfilled in a different pattern. Costs for all service contracts are expensed as incurred. The majority of our service contracts are in our IS&GS segment.

2011 Change in Revenue Recognition on Service Contracts with the U.S. Government

Effective January 1, 2011, we changed our methodology for recognizing net sales for service contracts with the U.S. Government. We will recognize sales on those contracts using the POC method similar to our DD&P contracts as described above. As such, we expect that over 95% of our consolidated net sales will be recognized using the POC method. We believe the POC method is preferable, as consistent revenue recognition application across all contracts with the U.S. Government better reflects the underlying economics of those contracts and aligns our financial reporting with others in our industry. Beginning with our first quarter 2011 financial statements, all prior periods presented will be retrospectively adjusted to apply the new method of accounting. The effect of this change is expected to be less than one percent of net sales and segment operating profit in 2011, and was not material to prior periods.

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

Postretirement Benefit Plans

Most of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans – see Note 11). The impact of these plans and benefits on our earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions and workforce demographics. We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset or liability on our Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan as determined under GAAP.

Actuarial Assumptions

GAAP requires that the amounts we record related to our plans be computed using actuarial valuations. The primary year-end assumptions used to estimate postretirement benefit plan expense for the following calendar year are the discount rate and the expected long-term rate of return on plan assets for all postretirement benefit plans; the rates of increase in future compensation levels for the participants in our defined benefit pension plans; and the health care cost trend rates for our retiree medical plans. The discount rate we select impacts both the calculation of the benefit obligation at the end of the year and the calculation of net postretirement benefit plan cost in the subsequent year. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of net postretirement benefit plan cost in subsequent years. We use judgment in reassessing these assumptions each year because we have to consider past and current market conditions, and make judgments about future market trends. We also have to consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

We selected 5.5% as the discount rate for calculating our benefit obligations at December 31, 2010, compared to 5.875% at the end of 2009 and 6.125% at the end of 2008. We evaluate several data points in order to arrive at an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our projected postretirement benefit plan cash flows. Our postretirement benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better.

We concluded that 8.50% was a reasonable estimate for the expected long-term rate of return on plan assets assumption at December 31, 2010, consistent with the rate used at December 31, 2009. The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the plan obligation. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses, and the potential to outperform market index returns. The actual return in any specific year likely will differ from the assumption, but the average expected return over a long-term future horizon should be approximately equal to the assumption. As a result, changes in this assumption are less frequent than changes in the discount rate. Any variance in a given year should not, by itself, suggest that the assumption should be changed. Patterns of variances are reviewed over time and then combined with expectations for the future.

Our stockholders’ equity decreased on a net basis by $430 million at December 31, 2010 due to two noncash, after-tax adjustments recorded in accumulated other comprehensive loss related to the annual remeasurement of our postretirement benefit plans. The first adjustment decreased stockholders’ equity by $983 million and was driven by the decline in the discount rate used to calculate postretirement benefit liabilities, partially offset by the effects of the approximate 13% actual return on plan assets resulting from market conditions in 2010. The amount primarily represents net actuarial gains and losses resulting from the differences between actual experience and our actuarial assumptions, which will be amortized to expense in future periods. The second adjustment increased stockholders’ equity by $553 million and represents the recognition in earnings of amounts which were recorded as a component of stockholders’ equity in prior years. These amounts primarily related to investment losses in 2008 on the assets held in trust to support our postretirement benefit plans, partially offset by the effects of investment gains in 2009 and 2010 (each as compared to our 8.50% long-term rate of return assumption).

We also expect that our 2011 pension expense will increase to $1,825 million as compared with 2010 pension expense of $1,442 million, primarily due to the decrease in the discount rate, together with the net effect of the recognition of the 2008 investment losses, partially offset by the effects of investment gains in 2009 and 2010 as discussed above. For a discussion of changes in pension expense over the past three years, see the discussion under the caption “Unallocated Corporate Income (Expense), Net.”

The discount rate assumption we select at the end of each year is based on our best estimates and judgment. A reasonably possible change of plus or minus 25 basis points in the 5.5% discount rate assumption at December 31, 2010, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2010 by over $1.1 billion, which would have resulted in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $750 million. If the 5.5% discount rate at December 31, 2010 that was used to compute 2011 expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense projected for 2011 would be lower or higher by approximately $100 million.

Funding Considerations

The pension plan funding legislation enacted in 2006, known as the Pension Protection Act, had the effect of accelerating the required amount of annual pension plan contributions most companies were required to pay, beginning in 2008. The new funding requirements for large U.S. defense contractors like us were delayed until the earlier of 2011 or the year in which required changes to the U.S. Government Cost Accounting Standards (CAS) rules became effective. The legislation also required the CAS Board to modify its pension accounting rules by 2010 to better align the recovery of pension contributions on U.S. Government contracts with the new accelerated funding requirements. To date, the CAS Board has not published final changes to its pension accounting rules, and therefore, we currently do not expect that the revised rules will be effective until after 2011. The Pension Protection Act will become applicable to us and other large U.S. defense contractors beginning in 2011.

CAS rules are a major factor we consider in determining our total pension funding and govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government. Funded amounts are recovered over time through the pricing of our products and services on U.S. Government contracts, and are recognized in our net sales. The amount of funding required under CAS for our qualified defined benefit pension plans for 2010, and therefore the amount included in our segments’ operating results for the year, was $988 million. For 2011, we expect the funding required under CAS will be about $900 million. Additional funding requirements computed under the Internal Revenue Code (IRC) rules, as well as discretionary payments, are considered to be prepayments under the CAS rules to the extent the amounts exceed CAS funding requirements.

As noted above, the results of operations of our segments include pension expense only as determined and funded in accordance with CAS rules. The FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. Because our 2011 FAS pension expense is estimated to be $1,825 million and our 2011 CAS pension expense is expected to be $900 million, we estimate that the 2011 FAS/CAS pension adjustment will be $925 million, compared to $454 million in 2010. The FAS/CAS pension adjustment is included in unallocated Corporate income (expense), net for purposes of our segment reporting.

In 2010, 2009, and 2008, we made discretionary contributions of $2,240 million, $1,482 million, and $109 million related to our qualified defined benefit pension plans. We expect to make contributions of $1.3 billion related to those plans in 2011. We also may review options for further contributions in 2011.

Our inability to allocate the accelerated funding required under the Pension Protection Act in the pricing of our products and services on U.S. Government contracts in the period during which the funding is required will have the effect of increasing the amount of the FAS/CAS pension expense that is charged to earnings in 2011 and negatively affecting our cash from operations. We anticipate recovering approximately $900 million as CAS cost during 2011 as compared to our estimated funding of $1.3 billion, with the remainder being recoverable in future years.

Environmental Matters

We are a party to various agreements, proceedings, and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the EPA or by a state agency. At the end of 2010, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $935 million. We have recorded assets totaling $810 million at December 31, 2010 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts has been expensed through cost of sales.

We enter into agreements (e.g., administrative orders, consent decrees) that document the extent and timing of our environmental remediation obligation. We also are involved in remediation activities at environmental sites where formal agreements either do not exist or do not quantify the extent and timing of our obligation. Environmental cleanup activities usually span many years, which makes estimating the costs more judgmental due to, for example, changing remediation technologies. To determine the costs related to cleanup sites, we have to assess the extent of contamination, effects on natural resources, the appropriate technology to be used to accomplish the remediation, and evolving regulatory environmental standards.

We perform quarterly reviews of environmental remediation sites and record liabilities and assets in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in Notes 1 and 14 to the financial statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We record a liability when it becomes probable that a liability has been incurred for the amount within the range that we determine to be our best estimate of the cost of remediation or, in cases where no amount within the range is better than another, an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

In January 2011, both the EPA and the California Office of Environmental Health Hazard Assessment announced plans to regulate two chemicals, perchlorate and hexavalent chromium, to a level that is expected to be substantially lower than the existing standard established in California. The rulemaking process is a lengthy one and may take one or more years to complete. If a substantially lower standard is adopted, we would expect a material increase in our estimates for remediation at several existing sites.

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

As disclosed above, we may record changes in the amount of environmental remediation liabilities as a result of our quarterly reviews of the status of our environmental remediation sites, which would result in a change to the corresponding environmental asset and a charge to earnings. For example, if we were to determine that the liabilities should be increased by $100 million, the corresponding assets would be increased by approximately $87 million, with the remainder recorded as a charge to earnings. This allocation is determined annually, based upon our existing and projected business activities with the U.S. Government.

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

Goodwill

Our goodwill at December 31, 2010 and 2009 amounted to $9.6 billion and $9.9 billion. We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Such events or circumstances could include significant changes in the business climate of our industry, operating performance indicators, competition, or sale or disposal of a portion of a reporting unit. The assessment is performed at the reporting unit level. Our annual testing date is October 1.

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

We completed our assessment of goodwill as of October 1, 2010 and determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount and, as such, no impairment existed at that date. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, we currently do not believe that any of our reporting units are at risk of failing a goodwill impairment test in the near term, as their fair value is significantly greater than their carrying value.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which revised its accounting guidance related to revenue arrangements with multiple deliverables. The standard relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the standard expands the disclosure requirements for revenue arrangements with multiple deliverables. The standard will be effective for us beginning on January 1, 2011, and will apply prospectively to certain multiple-element arrangements with non-U.S. Government customers entered into or materially modified after the adoption date. We do not expect the adoption of this accounting standard will have a material effect on our financial results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our main exposure to market risk relates to interest rates, foreign currency exchange rates, and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. At December 31, 2010, the estimated fair value of our long-term debt instruments was approximately $6.2 billion, compared with a carrying value of $5.5 billion, excluding the $505 million unamortized discount.

We may use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. Our foreign currency exchange contracts, the majority of which qualify for hedge accounting treatment, hedge the fluctuations in cash flows associated with firm commitments or specific anticipated transactions contracted in foreign currencies. Related gains and losses on these contracts, to the extent they are effective hedges, are recognized in earnings at the same time the hedged transaction is recognized in earnings. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in current period earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at December 31, 2010 and 2009 was $2.2 billion and $1.9 billion. There were no interest rate derivatives outstanding at December 31, 2010 and 2009. At December 31, 2010, the net fair value of foreign currency exchange contracts outstanding was not material (see Note 15).

We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have acceptable credit risk at the time the agreements are executed. Our foreign currency exchange hedge portfolio is diversified across several banks. We periodically monitor changes to counterparty credit quality as well as our concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We maintain a Rabbi Trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2010, investments in the Rabbi Trust totaled $843 million and are reflected at fair value on our Balance Sheet in other assets. The Rabbi Trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. Changes in the value of the Rabbi Trust are recognized on our Statement of Earnings in other non-operating income (expense), net. During the year ended December 31, 2010, we recorded earnings totaling $56 million related to the increase in the value of the Rabbi Trust assets. We also contributed $49 million to the Rabbi Trust in 2010. A portion of the liabilities associated with the deferred compensation plans supported by the Rabbi Trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the deferred compensation liabilities are recognized on our Statement of Earnings in unallocated Corporate costs. The current portion of the deferred compensation plan liabilities is on our Balance Sheet in salaries, benefits, and payroll taxes, and the non-current portion of the liability is on our Balance Sheet in other liabilities. The resulting change in the value of the liabilities has the effect of partially offsetting the impact of changes in the value of the Rabbi Trust. During the year ended December 31, 2010, we recorded expense of $41 million related to the increase in the value of the deferred compensation liabilities.

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

Management conducted an evaluation of the effectiveness of the Corporation’s system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP also assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, as stated in their report included on the following page.

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

The Audit Committee, which is composed of five directors who are not members of management, has oversight responsibility for the Corporation’s financial reporting process, the Corporation’s internal audit organization, and the audits of the consolidated financial statements and internal control over financial reporting. Both the independent auditors and the internal auditors meet periodically with members of the Audit Committee, with or without management representatives present. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in the Corporation’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

/s/ Robert J. Stevens	/s/ Bruce L. Tanner
ROBERT J. STEVENS	BRUCE L. TANNER
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Lockheed Martin Corporation and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2011

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2011

Lockheed Martin Corporation

Consolidated Statements of Earnings

	Year ended December 31,
(In millions, except per share data)	2010	2009	2008
Net Sales
Products	$36,448	$35,763	$34,091
Services	9,355	8,232	7,281
Total Net Sales	45,803	43,995	41,372
Cost of Sales
Products	(32,655)	(31,756)	(30,220)
Services	(8,350)	(7,376)	(6,517)
Voluntary Executive Separation and Other Charges	(220)	—	—
Other Unallocated Corporate Costs	(742)	(671)	(61)
Total Cost of Sales	(41,967)	(39,803)	(36,798)
Gross Profit	3,836	4,192	4,574
Other Income, Net	261	223	475
Operating Profit	4,097	4,415	5,049
Interest Expense	(345)	(308)	(332)
Other Non-Operating Income (Expense), Net	74	123	(91)
Earnings from Continuing Operations before Income Taxes	3,826	4,230	4,626
Income Tax Expense	(1,181)	(1,231)	(1,459)
Earnings from Continuing Operations	2,645	2,999	3,167
Earnings from Discontinued Operations	281	25	50
Net Earnings	$2,926	$3,024	$3,217
Earnings Per Common Share
Basic
Continuing Operations	$7.26	$7.79	$7.92
Discontinued Operations	.77	.07	.13
Basic Earnings Per Common Share	$8.03	$7.86	$8.05
Diluted
Continuing Operations	$7.18	$7.71	$7.74
Discontinued Operations	.76	.07	.12
Diluted Earnings Per Common Share	$7.94	$7.78	$7.86

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2010	2009
Assets
Current Assets
Cash and Cash Equivalents	$2,261	$2,391
Short-term Investments	516	346
Receivables	5,757	6,061
Inventories	2,378	2,183
Deferred Income Taxes	1,038	815
Assets of Discontinued Operation Held for Sale	399	—
Other Current Assets	502	681
Total Current Assets	12,851	12,477

Property, Plant, and Equipment, Net	4,554	4,520
Goodwill	9,605	9,948
Deferred Income Taxes	3,482	3,779
Other Assets	4,575	4,387
Total Assets	$35,067	$35,111
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$1,627	$2,030
Customer Advances and Amounts in Excess of Costs Incurred	5,719	5,049
Salaries, Benefits and Payroll Taxes	1,870	1,648
Liabilities of Discontinued Operation Held for Sale	204	—
Other Current Liabilities	1,737	1,976
Total Current Liabilities	11,157	10,703

Long-term Debt, Net	5,019	5,052
Accrued Pension Liabilities	10,607	10,823
Other Postretirement Benefit Liabilities	1,213	1,308
Other Liabilities	3,363	3,096
Total Liabilities	31,359	30,982

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	346	373
Additional Paid-in Capital	—	—
Retained Earnings	12,372	12,351
Accumulated Other Comprehensive Loss	(9,010)	(8,595)
Total Stockholders’ Equity	3,708	4,129
Total Liabilities and Stockholders’ Equity	$35,067	$35,111

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
(In millions)	2010	2009	2008
Operating Activities

Net earnings	$2,926	$3,024	$3,217
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of plant and equipment Amortization of purchased intangibles	749 92	750 104	727 118
Stock-based compensation	168	154	155
Deferred income taxes	576	542	72
Net adjustments from planned sale of PAE	(73)	—	—
Gain on sale of EIG, net of tax	(184)	—	—
Voluntary executive separation and other charges (credits)	220	—	(193)
Changes in assets and liabilities:
Receivables	(15)	(719)	(333)
Inventories	(227)	(233)	(183)
Accounts payable	(364)	(21)	(141)
Customer advances and amounts in excess of costs incurred	685	482	313
Postretirement benefit plans	(1,027)	(394)	279
Income taxes	60	(289)	87
Other, net	(39)	(227)	303
Net cash provided by operating activities	3,547	3,173	4,421
Investing Activities
Expenditures for property, plant and equipment	(820)	(852)	(926)
Net proceeds from sale of EIG	798	—	—
Acquisitions of businesses / investments in affiliates	(148)	(435)	(233)
Net cash used for short-term investment transactions	(171)	(279)	272
Other	22	48	(20)
Net cash used for investing activities	(319)	(1,518)	(907)
Financing Activities
Repurchases of common stock	(2,420)	(1,851)	(2,931)
Common stock dividends	(969)	(908)	(737)
Issuance of long-term debt, net of related costs	—	1,464	491
Repayments of long-term debt	—	(242)	(1,103)
Other, net	26	61	342
Net cash used for financing activities	(3,363)	(1,476)	(3,938)
Effect of exchange rate changes on cash and cash equivalents	5	44	(56)
Net increase (decrease) in cash and cash equivalents	(130)	223	(480)
Cash and cash equivalents at beginning of year	2,391	2,168	2,648
Cash and Cash Equivalents at end of year	$2,261	$2,391	$2,168

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance at December 31, 2007	$409	$—	$11,247	$(1,851)	$9,805
Net earnings	—	—	3,217	—	3,217	$3,217
Repurchases of common stock	(29)	(796)	(2,106)	—	(2,931)	—
Common stock dividends declared ($1.83 per share)	—	—	(737)	—	(737)	—
Stock-based awards and ESOP activity	8	738	—	—	746	—
Conversion of debentures	5	58	—	—	63	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2008, net of tax benefit of $4,011 million	—	—	—	(7,299)	(7,299)	(7,299)
Reclassification adjustment for recognition of prior period amounts, net of tax of $25 million	—	—	—	46	46	46
Other, net	—	—	—	(45)	(45)	(45)
Balance at December 31, 2008	393	—	11,621	(9,149)	2,865	$(4,081)

Net earnings	—	—	3,024	—	3,024	$3,024
Repurchases of common stock	(25)	(440)	(1,386)	—	(1,851)	—
Common stock dividends declared ($2.34 per share)	—	—	(908)	—	(908)	—
Stock-based awards and ESOP activity	5	440	—	—	445	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2009, net of tax of $121 million	—	—	—	214	214	214
Reclassification adjustment for recognition of prior period amounts, net of tax of $158 million	—	—	—	281	281	281
Other, net	—	—	—	59	59	59
Balance at December 31, 2009	373	—	12,351	(8,595)	4,129	$3,578

Net earnings	—	—	2,926	—	2,926	$2,926
Repurchases of common stock	(33)	(514)	(1,936)	—	(2,483)	—
Common stock dividends declared ($2.64 per share)	—	—	(969)	—	(969)	—
Stock-based awards and ESOP activity	6	514	—	—	520	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2010, net of tax benefit of $531 million	—	—	—	(983)	(983)	(983)
Reclassification adjustment for recognition of prior period amounts, net of tax of $304 million	—	—	—	553	553	553
Other, net	—	—	—	15	15	15
Balance at December 31, 2010	$346	$—	$12,372	$(9,010)	$3,708	$2,511

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

December 31, 2010

Note 1 – Significant Accounting Policies

Organization – Lockheed Martin Corporation is a global security company that principally is engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government.

Basis of consolidation and classifications – Our consolidated financial statements include the accounts of subsidiaries we control and other entities where we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories, customer advances, and certain amounts in other current liabilities primarily are attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in Current Assets and Current Liabilities. We have reclassified certain amounts for prior years to conform to the 2010 presentation.

Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our actual results may differ from those estimates.

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

Property, plant and equipment – We include property, plant, and equipment on our Balance Sheets principally at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets, and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment.

We review the carrying values of long-lived assets for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying value.

Goodwill – We evaluate goodwill for potential impairment annually on October 1, or if impairment indicators are present. Our evaluation includes comparing the fair value of a reporting unit, using a discounted cash flow methodology, to its carrying value including goodwill recorded by the reporting unit. If the carrying value exceeds the fair value, we measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. We define reporting units at the business segment level or one level below the business segment. The decrease in goodwill from 2009 to 2010 primarily was due to the sale of Enterprise Integration Group and the reclassification of Pacific Architects and Engineers, Inc.’s assets and liabilities to discontinued operations at December 31, 2010 (see Note 2).

Capitalized software – We capitalize certain direct costs associated with the development or purchase of internal-use software. Expenditures are included in operating activities on our Statements of Cash Flows. The amounts capitalized are included in other assets on our Balance Sheets and amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. We amortize capitalized internal-use software beginning when the asset is substantially ready for use. As of December 31, 2010 and 2009, capitalized software totaled $899 million and $887 million, net of accumulated amortization of $1,097 million and $948 million. Amortization expense related to capitalized software was $149 million in 2010, $152 million in 2009, and $135 million in 2008.

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

Postretirement benefit plans – Most of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). GAAP requires that the amounts we record related to our plans be computed using actuarial valuations that are based in part on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation levels, and health care cost trend rates, each as appropriate based on the nature of the plans. We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset or liability on our Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our best estimate of the costs to be incurred for remediation at a particular site within a range of estimates for that site or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We expect to include a substantial portion of environmental costs in net sales and cost of sales in future periods pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record an asset for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government. We include the portion of those costs expected to be allocated to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts in cost of sales at the time the liability is established.

Sales and earnings – We record net sales and estimated profits on a percentage-of-completion (POC) basis for cost-reimbursable and fixed-price design, development, and production (DD&P) contracts. Revenue is recorded on time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs. The POC method for DD&P contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver less than substantial quantities of similar items, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development effort, we record sales and profit on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract.

When adjustments in estimated contract revenues or estimated costs at completion are required on DD&P contracts, any changes from prior estimates are recognized in the current period for the inception-to-date effect of the changes. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Award fees and incentives, as well as penalties related to contract performance, are considered in estimating sales and profit rates on DD&P contracts. We consider estimates of award fees in estimating sales and profit rates based on past experience and anticipated performance. We record incentives or penalties when there is sufficient information to assess anticipated contract performance. We do not recognize incentive provisions that increase or decrease earnings based solely on a single significant event until the event occurs. We only include amounts representing contract change orders, claims, or other items in contract value when they can be reliably estimated and realization is probable.

For cost-reimbursable contracts for services that provide for award and incentive fees, we record net sales as services are performed, except for the award and incentive fees. Award and incentive fees are recorded when they are fixed or determinable, generally at the date the amount is communicated to us by the customer. This approach results in the recognition of such fees at contractual intervals (typically every six months) throughout the contract and is dependent on the customer’s processes for notification of awards and issuance of formal notifications. Under a fixed-price service contract, we get paid a predetermined fixed amount for a specified scope of work and generally have full responsibility for the costs associated with the contract and the resulting profit or loss. We record net sales under fixed-price service contracts on a straight-line basis over the period of contract performance, unless evidence suggests that net sales are earned or the obligations are fulfilled in a different pattern. Costs for all service contracts are expensed as incurred.

Change in Accounting Principle – Effective January 1, 2011, we changed our methodology for recognizing net sales for service contracts with the U.S. Government. We will recognize sales on those contracts using the POC method similar to our DD&P contracts as described above. As such, we expect that approximately 95% of our consolidated net sales will be recognized using the POC method. We believe the POC method is preferable, as consistent revenue recognition application across all contracts with the U.S. Government better reflects the underlying economics of those contracts and aligns our financial reporting with others in our industry. Beginning with our first quarter 2011 financial statements, all prior periods presented will be retrospectively adjusted to apply the new method of accounting. The effect of this change is expected to be less than one percent of net sales and segment operating profit in 2011, and was not material to prior periods.

Research and development and similar costs – Except for certain arrangements described below, we account for independent research and development costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements. Costs for product development initiatives we sponsor that are not otherwise allocable are charged to expense when incurred. Under some arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is expensed as incurred. Independent research and development costs charged to cost of sales totaled $638 million in 2010, $724 million in 2009, and $698 million in 2008. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales.

Investments in marketable securities – Investments in marketable securities consist of debt and equity securities and are classified as either available-for-sale securities or trading securities. If classified as available-for-sale securities, unrealized gains and losses are reflected net of income taxes in accumulated other comprehensive loss on the Statements of Stockholders’ Equity. If classified as trading securities, unrealized gains and losses are recorded in other non-operating income (expense), net on the Statements of Earnings. If declines in the value of available-for-sale securities are determined to be other than temporary, a loss is recorded in earnings in the current period. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. For purposes of computing realized gains and losses on marketable securities, we determine cost on a specific identification basis.

Available-for-sale securities are recorded at fair value and classified as short-term investments on the Balance Sheets. Our available-for-sale securities as of December 31, 2010 and 2009 consisted of U.S. Treasury securities with a fair value of $502 million and $300 million, and corporate debt securities of $14 million and $46 million. The cost basis of these securities was not materially different from their respective fair value in either year. Substantially all of our available-for-sale securities are contractually scheduled to mature in 2011. As of December 31, 2010 and 2009, the fair value of our trading securities totaled $843 million and $757 million and was included in other assets on the Balance Sheets. Our trading securities are held in a Rabbi Trust, which includes investments to fund certain of our nonqualified deferred compensation plans.

Net gains (losses) on marketable securities in 2010, 2009, and 2008 were $56 million, $110 million, and $(158) million and were included in other non-operating income (expense), net on the Statements of Earnings. Included in these amounts are net unrealized gains (losses) on trading securities of $24 million in 2010, $115 million in 2009, and $(98) million in 2008.

Equity method investments – Investments where we have the ability to exercise significant influence over the investee are accounted for under the equity method of accounting and are included in other assets on the Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2010 and 2009, our equity method investments totaled $671 million and $524 million and were included in other assets on the Balance Sheets. Our equity in net earnings related to these investments was $312 million in 2010, $278 million in 2009, and $288 million in 2008.

Derivative financial instruments – We use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the foreign currency exchange rate risk of forecasted foreign currency denominated cash receipts and cash payments. The majority of our foreign currency exchange contracts are designated as cash flow hedges. We also may use derivative financial instruments to manage our exposure to changes in interest rates. Our financial instruments that are subject to interest rate risk principally include fixed rate long-term debt. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at December 31, 2010 and 2009 was $2.2 billion and $1.9 billion. There were no interest rate derivatives outstanding at December 31, 2010 and 2009. The effect of our derivative instruments on our Statements of Earnings for the years ended December 31, 2010, 2009, and 2008, and on our Balance Sheets as of December 31, 2010 and 2009 was not material. See Note 15 for further discussion on the fair value measurements related to our derivative instruments.

Stock-based compensation – We recognize compensation cost related to all share-based payments (stock options and restricted stock units) based on their estimated fair value at the date of grant.

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

Comprehensive income (loss) – Comprehensive income (loss) and its components are presented on the Statements of Stockholders’ Equity.

Accumulated other comprehensive loss consisted of the following:

(In millions)	2010	2009

Postretirement benefit plan adjustments	$(8,994)	$(8,564)
Foreign currency translation adjustments	(17)	(26)
Other, net	1	(5)
Accumulated other comprehensive loss	$(9,010)	$(8,595)

Recent accounting pronouncements – In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which revised its accounting guidance related to revenue arrangements with multiple deliverables. The standard relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the standard expands the disclosure requirements for revenue arrangements with multiple deliverables. The standard will be effective for us beginning on January 1, 2011, and will apply prospectively to certain multiple-element arrangements with non-U.S. Government customers entered into or materially modified after the adoption date. We do not expect the adoption of this accounting standard will have a material effect on our financial results.

Note 2 – Discontinued Operations

In June 2010, we announced plans to divest Pacific Architects and Engineers, Inc. (PAE) and most of our Enterprise Integration Group (EIG), two businesses within our Information Systems & Global Solutions (IS&GS) reporting segment. On November 22, 2010, we closed on the sale of EIG for $815 million and recognized a gain, net of tax, of $184 million ($.50 per share) in the fourth quarter of 2010 which is included in discontinued operations. We received proceeds, net of

$17 million in transaction costs, of $798 million related to the sale, which are included in investing activities on our Statement of Cash Flows. We made a $260 million tax payment related to the sale which is included in operating activities on our Statement of Cash Flows. EIG’s operating results are included in discontinued operations on our Statements of Earnings for all periods presented. Our decision to divest EIG was based on our analysis of the U.S. Government’s increased concerns about perceived organizational conflicts of interest within the defense contracting community. EIG provides systems engineering, architecture, and integration services and support to a broad range of government customers.

As a result of our decision in 2010 to sell PAE, we recorded a $182 million deferred tax asset which reflects the federal and state tax benefits that we expect to realize on the sale of the PAE business because our tax basis is higher than our book basis. We also recorded a $109 million impairment charge which reduced the carrying value of PAE to equal the expected net proceeds from the transaction. The net result increased earnings from discontinued operations by $73 million ($.20 per share). PAE’s operating results are included in discontinued operations on our Statements of Earnings for all periods presented, and its assets and liabilities are classified as held for sale on our 2010 Balance Sheet. On February 22, 2011, we announced that we entered into a definitive agreement to sell PAE. We expect the transaction will close in the second quarter of 2011, subject to satisfaction of closing conditions.

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

In the following table of financial information, we have combined the results of operations of PAE and EIG as the amounts for the individual businesses are not material. Summary financial information related to discontinued operations is as follows:

(In millions)	2010	2009	2008

Net sales	$1,087	$1,195	$1,359
Earnings before income taxes	44	54	76

Earnings after income taxes	$24	$25	$50
Gain on sale of EIG	184	—	—
Adjustments from planned sale of PAE	73	—	—
Earnings from discontinued operations	$281	$25	$50

The major classes of assets and liabilities related to PAE and classified as held for sale on our Balance Sheet as of December 31, 2010 are listed in the table below.

(In millions)	December 31, 2010
Assets
Receivables	$267
Goodwill and other assets	132
Assets of Discontinued Operation Held for Sale	$399

Liabilities
Accounts payable and accrued expenses	$122
Other liabilities	82
Liabilities of Discontinued Operation Held for Sale	$204

Note 3 – Restructuring and Other Activities

In 2010, we recorded a charge to cost of sales, net of state income tax benefits, of $178 million related to the Voluntary Executive Separation Program (VESP) we announced in July 2010. The charge, which included the anticipated lump-sum special payments for qualifying executives, reduced our net earnings for 2010 by $116 million ($.31 per share). Approximately 600 executives, or about 25% of our total executive population, applied to voluntarily participate in the program and were subsequently approved. Approved VESP participants will receive a lump-sum special payment upon termination. The effective date of termination of employment for most participants was February 1, 2011, with the lump-sum special payments to be made within 90 days from separation of service.

In the fourth quarter of 2010, the Mission Systems & Sensors (MS2) line of business in Electronic Systems announced a plan to consolidate certain of its operations. Accordingly, we recorded a charge to cost of sales, net of state income tax benefits, of $42 million which reduced our net earnings for 2010 by $27 million ($.07 per share). The majority of the charge was associated with the accrual of severance payments to employees, with the remainder associated with impairment of assets. The consolidation plan primarily related to the decision to close down the MS2 facility in Eagan, Minnesota and move the operations to other MS2 locations. We expect to complete these activities by 2013.

In 2008, we recognized a deferred gain, net of state income taxes, of $108 million in other income, net. The deferred gain was originally recorded in 2006 in connection with the sale of our interests in Lockheed Khrunichev Energia International, Inc. (LKEI) and International Launch Services, Inc. (ILS). Under the sale agreement, we were responsible to refund advances to certain customers if launch services were not provided and ILS did not refund the advances. Due to this continuing involvement with those customers of ILS, many of the risks related to this business had not been transferred and we had not recognized this transaction as a divestiture for financial reporting purposes. In 2008, Khrunichev provided the remaining launch services for which we had potential responsibility to refund advances, such that we were not required to repay advances. Recognition of the deferred gain increased net earnings by $70 million ($.17 per share).

In 2008, we recognized, net of state income taxes, $85 million in other income, net, due to the elimination of reserves related to various land sales in California. Reserves were originally recorded at the time of each land sale in 2007 and prior years based on the U.S. Government’s assertion that a significant portion of the sale proceeds should be allocated to the buildings and improvements on the properties, thereby giving the U.S. Government the right to share in the gains associated with the land sales. At the time the land sales occurred, we believed the value of the properties sold was attributable to the land versus the buildings and improvements. The dispute was resolved by the Armed Services Board of Contract Appeals, which determined that our accounting for the land sales was in accordance with the Federal Acquisition Regulation and CAS. We reached a settlement with the U.S. Government in 2008, and the previously recorded reserves were no longer required. Resolution of this matter increased our net earnings by $56 million ($.14 per share).

Note 4 – Earnings Per Share

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

Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis.

The calculations of basic and diluted earnings per share are as follows:

(In millions, except per share data)	2010	2009	2008

Net earnings:
Earnings from continuing operations	$2,645	$2,999	$3,167
Earnings from discontinued operations	281	25	50
Net earnings for basic and diluted computations	$2,926	$3,024	$3,217

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	364.2	384.8	399.7
Dilutive stock options and restricted stock units	4.1	4.1	9.7
Average number of common shares outstanding for diluted computations	368.3	388.9	409.4

Earnings per common share:
Basic
Continuing operations	$7.26	$7.79	$7.92
Discontinued operations	.77	.07	.13
Basic earnings per common share	$8.03	$7.86	$8.05
Diluted
Continuing operations	$7.18	$7.71	$7.74
Discontinued operations	.76	.07	.12
Diluted earnings per common share	$7.94	$7.78	$7.86

Stock options to purchase 11.0 million, 11.2 million, and 3.5 million shares of common stock outstanding at December 31, 2010, 2009, and 2008 had exercise prices that were in excess of the average market price of our common stock at the respective dates. As such, we did not include these stock options in our calculation of diluted earnings per share, as their effect would have been anti-dilutive.

Note 5 – Information on Business Segments

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered. The following is a brief description of the activities of the principal business segments:

•

Aeronautics – Engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Major products and programs include design, development, production and sustainment of the F-35 international multi-role, stealth fighter; the F-22 air dominance and multi-mission stealth fighter; the F-16 international multi-role fighter; the C-130J tactical transport aircraft; the C-5M strategic airlifter modernization program; and support for the P-3 maritime patrol aircraft and the U-2 high-altitude reconnaissance aircraft. Our Advanced Development Programs organization, which includes the Skunk Works, provides next generation innovative system solutions using rapid prototype applications and advanced technologies.

•

Electronic Systems – Manages complex programs and designs, develops, produces, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide. Global security solutions include advanced sensors, decision systems, and weapons for air-, land-, and sea-based platforms. The segment integrates land vehicles, ships, and fixed- and rotary-wing aircraft. Major products and programs include air and missile defense; tactical missiles; weapon fire control systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; land, sea-based, and airborne radars; surveillance and reconnaissance systems; simulation and training systems; and integrated logistics and sustainment services. Electronic Systems also manages and operates the Sandia National Laboratories for the U.S. Department of Energy and is part of the consortium that manages the United Kingdom’s Atomic Weapons Establishment.

•

Information Systems & Global Solutions – Provides management services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications to U.S. Government and other customers. IS&GS provides full life-cycle support and highly specialized talent in the areas of software and systems integration, including capabilities in space, air and ground systems for a wide variety of defense and civil government agencies in the U.S. and abroad.

•

Space Systems – Engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems, including activities related to the planned replacement of the Space Shuttle. The Satellite line of business includes both government and commercial satellites. Strategic & Defensive Missile Systems includes missile defense technologies and systems and fleet ballistic missiles. Space Transportation Systems includes portions of the next generation human space flight system. Through ownership interests in two joint ventures, Space Transportation Systems also includes Space Shuttle processing activities and expendable launch services for the U.S. Government.

In 2010, we announced the realignment of two IS&GS businesses, Readiness & Stability Operations (RSO) and Savi Technology, Inc., with our simulation, training and support business to form the Global Training & Logistics line of business within Electronic Systems. The realignment had no effect on our consolidated results of operations, financial position, or cash flows. The financial information in the following tables below has been reclassified to reflect this realignment and to exclude the PAE and EIG businesses from the IS&GS business segment information (see Note 2) for all periods presented.

The following table presents net sales and operating profit of our four business segments. Net sales exclude intersegment revenue, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. Operating profit of the business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those segments.

Operating profit of the business segments excludes the FAS/CAS pension adjustment discussed below; expense for certain stock-based compensation programs including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as the charges related to the VESP and the MS2 consolidation plan (see Note 3); gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. The items other than the charges related to the VESP and MS2 consolidation plan are included in “Other unallocated Corporate income (expense), net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings. The charge related to the VESP and MS2 consolidation plan are presented together as a separate reconciling item.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS) rules. The FAS/CAS pension adjustment represents the difference between pension expense or income calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

Selected Financial Data by Business Segment

(In millions)	2010	2009	2008
Net sales
Aeronautics	$13,235	$12,201	$11,473
Electronic Systems	14,363	13,532	12,803
Information Systems & Global Solutions	9,959	9,608	9,069
Space Systems	8,246	8,654	8,027
Total	$45,803	$43,995	$41,372

Operating profit (a)
Aeronautics	$1,502	$1,577	$1,433
Electronic Systems	1,712	1,660	1,583
Information Systems & Global Solutions	890	895	919
Space Systems	972	972	953
Total business segments	5,076	5,104	4,888
Voluntary executive separation and other charges (b)	(220)	—	—
Other unallocated Corporate income (expense), net (c)	(759)	(689)	161
Operating profit	$4,097	$4,415	$5,049

Intersegment revenue
Aeronautics	$128	$210	$147
Electronic Systems	989	860	662
Information Systems & Global Solutions	912	827	803
Space Systems	124	122	203
Total	$2,153	$2,019	$1,815

Depreciation and amortization of plant and equipment
Aeronautics	$205	$198	$190
Electronic Systems	237	245	257
Information Systems & Global Solutions	63	66	61
Space Systems	186	182	166
Total business segments	691	691	674
Corporate activities	58	59	53
Total	$749	$750	$727

Expenditures for property, plant and equipment
Aeronautics	$271	$248	$227
Electronic Systems	260	266	275
Information Systems & Global Solutions	53	52	72
Space Systems	181	210	231
Total business segments	765	776	805
Corporate activities	55	76	121
Total	$820	$852	$926

Selected Financial Data by Business Segment (continued)

(a)	Operating profit included equity in net earnings (losses) of equity investees as follows:

(In millions)	2010	2009	2008
Aeronautics	$7	$9	$21
Electronic Systems	50	53	43
Space Systems	259	218	224
Total business segments	316	280	288
Corporate activities	(4)	(2)	—
Total	$312	$278	$288

(b)	Voluntary executive separation and other charges included the charges associated with the VESP and MS2’s consolidation of facilities (see Note 3).
(c)	Other unallocated Corporate income (expense), net included the following:

(In millions)	2010	2009	2008
FAS/CAS pension adjustment	$(454)	$(456)	$128
Items not considered in segment operating performance	—	—	193
Stock-based compensation	(168)	(154)	(155)
Other	(137)	(79)	(5)
Total	$(759)	$(689)	$161

See Note 3 for information regarding the items not considered in segment operating performance.

(In millions)	2010	2009
Assets (a)
Aeronautics	$5,230	$4,356
Electronic Systems	9,972	10,080
Information Systems & Global Solutions	5,524	6,443
Space Systems	3,014	3,097
Total business segments	23,740	23,976
Corporate assets (b)	10,928	11,135
Assets of discontinued operation held for sale	399	—
Total	$35,067	$35,111

Goodwill
Aeronautics	$148	$148
Electronic Systems	5,601	5,595
Information Systems & Global Solutions	3,363	3,712
Space Systems	493	493
Total	$9,605	$9,948

Customer advances and amounts in excess of costs incurred
Aeronautics	$2,773	$2,389
Electronic Systems	2,408	2,297
Information Systems & Global Solutions	195	172
Space Systems	343	191
Total	$5,719	$5,049

(a)	We have no significant long-lived assets located in foreign countries.
(b)

Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, deferred environmental assets, and investments held in a Rabbi Trust.

Selected Financial Data by Business Segment (continued)

Net Sales by Customer Category

(In millions)	2010	2009	2008
U.S. Government
Aeronautics	$10,720	$10,151	$9,268
Electronic Systems	10,242	9,699	9,405
Information Systems & Global Solutions	9,437	9,128	8,588
Space Systems	7,995	8,405	7,685
Total	$38,394	$37,383	$34,946
Foreign governments (a) (b)
Aeronautics	$2,478	$1,990	$2,043
Electronic Systems	3,749	3,432	3,049
Information Systems & Global Solutions	417	256	160
Space Systems	20	27	15
Total	$6,664	$5,705	$5,267
Commercial and Other (b)
Aeronautics	$37	$60	$162
Electronic Systems	372	401	349
Information Systems & Global Solutions	105	224	321
Space Systems	231	222	327
Total	$745	$907	$1,159
	$45,803	$43,995	$41,372

(a)	Sales made to foreign governments through the U.S. Government, or “foreign military sales,” are included in the “Foreign governments” category.
(b)	International sales, including export sales reflected in the “Foreign governments” and “Commercial and Other” categories, were $7.1 billion in 2010, $6.3 billion in 2009, and $5.7 billion in 2008.

Note 6 – Receivables

Receivables consisted of the following components:

(In millions)	2010	2009
U.S. Government
Amounts billed	$1,360	$1,648
Unbilled costs and accrued profits	3,127	2,718
Less: customer advances and progress payments	(591)	(486)
	3,896	3,880
Foreign governments and commercial
Amounts billed	461	598
Unbilled costs and accrued profits	1,649	1,811
Less: customer advances	(249)	(228)
	1,861	2,181
	$5,757	$6,061

We expect to bill substantially all of the December 31, 2010 unbilled costs and accrued profits during 2011.

Note 7 – Inventories

Inventories consisted of the following components:

(In millions)	2010	2009
Work-in-process, primarily related to long-term contracts and programs in progress	$6,523	$5,565
Less: customer advances and progress payments	(4,788)	(3,941)
	1,735	1,624
Other inventories	643	559
	$2,378	$2,183

Work-in-process inventories at December 31, 2010 and 2009 included general and administrative costs of $522 million and $550 million. During 2010, 2009, and 2008, general and administrative costs incurred and recorded in inventories totaled $2,325 million, $2,352 million, and $2,324 million, and general and administrative costs charged to cost of sales from inventories totaled $2,352 million, $2,108 million, and $2,213 million.

Note 8 – Property, Plant, and Equipment

Property, plant, and equipment consisted of the following components:

(In millions)	2010	2009
Land	$111	$112
Buildings	5,264	5,010
Machinery and equipment	6,583	6,283
	11,958	11,405
Less: accumulated depreciation and amortization	(7,404)	(6,885)
	$4,554	$4,520

Note 9 – Income Taxes

Our provision for federal and foreign income tax expense for continuing operations consisted of the following components:

(In millions)	2010	2009	2008
Federal income taxes:
Current	$589	$667	$1,378
Deferred	589	583	55
Total federal income taxes	1,178	1,250	1,433
Foreign income taxes:
Current	8	(4)	26
Deferred	(5)	(15)	—
Total foreign income taxes	3	(19)	26
Income tax expense	$1,181	$1,231	$1,459

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and other matters disclosed in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $168 million for 2010 (including state income taxes related to the sale of EIG), $144 million for 2009, and $221 million for 2008.

Our reconciliation of the 35% U.S. federal statutory income tax rate to actual income tax expense for continuing operations is as follows:

(In millions)	2010	2009	2008
Income tax expense at the U.S. federal statutory tax rate	$1,339	$1,481	$1,619
Increase (decrease) in tax expense:
U.S. manufacturing activity benefit	(110)	(39)	(67)
Medicare Part D law change	96	—	—
Tax deductible dividends	(56)	(49)	(38)
Research and development tax credit	(43)	(43)	(36)
Other, net	(45)	(119)	(19)
Income tax expense	$1,181	$1,231	$1,459

Our U.S. manufacturing activity benefit is based on income derived from qualified production activity (QPA) in the United States. The deduction rate, which was 9% for 2010 and 6% for 2009 and 2008, is applied against QPA income to arrive at the deduction. The increased benefit in 2010 is due to an increase in QPA income, as well as the higher deduction rate in 2010.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. Because the tax benefits associated with these future deductions were reflected as deferred tax assets as of December 31, 2009, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense in 2010. As a result, we recognized a tax expense for 2010, which increased income tax expense by $96 million ($.26 per share).

We receive a tax deduction related to dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan (ESOP) feature. The amount of the tax deduction has increased as we increased our dividend over the last three years.

Income tax expense for 2010 included the impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, signed by the President on December 17, 2010, which retroactively extended the research and development tax credit from January 1, 2010 through December 31, 2011. As a result, we recognized a tax benefit for the impact of the tax credit in 2010, which reduced our income tax expense by $43 million ($0.12 per share). This benefit is comparable to that recorded in 2009 and 2008.

We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP) program. The year 2010 is currently under examination by the IRS. During the fourth quarter of 2010, the IRS examination of our U.S. Federal Income Tax Return for the year 2009 was resolved. This resolution did not have a material impact on our effective income tax rate. In 2009, the IRS examinations of our U.S. Federal Income Tax Returns for the years 2005-2007 and 2008 were resolved and settled, except for certain issues, which are pending in the IRS Appeals Division. As a result, we recognized additional tax benefits and reduced our income tax expense for 2009 by $69 million ($.18 per share), including related interest. This reduction in income tax expense, included in Other, net in the table above, reduced our effective income tax rate for 2009 by 1.6%.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2010	2009
Deferred tax assets related to:
Accrued compensation and benefits	$877	$796
Pensions	3,642	3,664
Other postretirement benefit obligations	459	565
Contract accounting methods	419	391
Planned sale of PAE	179	—
Foreign company operating losses and credits	14	15
Valuation allowance	—	(13)
Deferred tax assets, net	5,590	5,418
Deferred tax liabilities related to:
Goodwill and purchased intangibles	336	371
Property, plant and equipment	558	343
Exchanged debt securities and other (a)	189	111
Deferred tax liabilities	1,083	825
Net deferred tax assets (b)	$4,507	$4,593

(a)	Includes deferred tax liabilities associated with the exchange of debt securities in 2010 (see Note 10) and 2006.
(b)	Includes net foreign current deferred tax liabilities, which are included on the Balance Sheets in other current liabilities.

We have recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments that, exclusive of interest, totaled $160 million and $217 million at December 31, 2010 and 2009. The change in the liabilities resulted from the following:

(In millions)	2010	2009
Balance at January 1	$217	$250
Tax positions related to the current year	73	39
Increase (decrease) related to tax positions in prior years:
Recognition of benefits from resolution of issues with IRS	—	(54)
Reclassification to liabilities of discontinued operation held for sale	(29)	—
Other, net	(16)	—
Decreases related to settlements with taxing authorities:
Settlements with taxing authorities for prior years	—	(18)
Advance payment for pending matters	(85)	—
Balance at December 31	$160	$217

The liabilities at the end of 2010 and 2009 were primarily recorded in other current liabilities on the Balance Sheets. Substantially all of these unrecognized tax benefits would affect the effective tax rate, if we were to prevail on all of the related issues. The amount of net interest and penalties recognized as a component of income tax expense during 2010, 2009, and 2008, as well as the amount of interest and penalties accrued at December 31, 2010 and 2009, was not material.

We have protested to the IRS Appeals Division certain proposed adjustments related to tax years 2003-2009, and these years are subject to review by the Joint Committee on Taxation. It is reasonably possible that during the next 12 months the completion of the Joint Committee on Taxation’s review will occur, causing the elimination of substantially all of our unrecognized tax benefits. We expect that a substantial portion of the reduction in unrecognized tax benefits will affect earnings.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2003.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $108 million, $123 million, and $139 million that have not been distributed by our non-U.S. companies as of December 31, 2010, 2009, and 2008. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the United States. If these earnings were remitted, we estimate that the additional income taxes after foreign tax credits would have been approximately $17 million in 2010, $29 million in 2009, and $16 million in 2008.

Our federal and foreign income tax payments, net of refunds received, were $806 million in 2010, $986 million in 2009, and $1,234 million in 2008. A payment of $260 million associated with the divestiture of EIG, a $325 million refund received in 2010 from the IRS related to estimated taxes paid for the 2009 calendar year, and an $85 million advance payment related to matters pending with IRS Appeals are included in 2010 payments.

Note 10 – Debt

Our long-term debt is primarily in the form of publicly issued notes and debentures, as follows:

(In millions)	Interest Rate	2010	2009
Notes due 3/14/2013	4.12%	$500	$500
Debentures due 4/15/2013	7.38%	150	150
Debentures due 5/1/2016	7.65%	451	600
Notes due 11/15/2019	4.25%	900	900
Debentures due 9/15/2023	7.00%	200	200
Notes due 6/15/2024	8.38%	167	167
Debentures due 6/15/2025	7.63%	150	150
Debentures due 5/1/2026	7.75%	275	423
Debentures due 12/1/2029	8.50%	206	317
Debentures due 5/1/2036	7.20%	97	300
Notes due 9/1/2036	6.15%	1,079	1,079
Notes due 11/15/2039	5.50%	600	600
Notes due 6/1/2040	5.72%	728	—
Unamortized discount	N/A	(505)	(351)
Other	Various	21	17
		$5,019	$5,052

In May 2010, we issued $728 million of new 5.72% Notes due 2040 (the New Notes) in exchange for $611 million of our then outstanding debt securities listed in the table below (the Old Notes). We paid a premium of $158 million in the exchange, of which $117 million was in the form of New Notes. The remaining $41 million, along with $6 million in expenses associated with the transaction, was paid in cash. The premium was recorded as a discount and will be amortized as additional interest expense over the life of the New Notes, using the effective interest method.

(In millions)	Principal Amount Exchanged
Old Notes Exchanged
7.65% Debentures due 2016	$149
7.75% Debentures due 2026	148
8.50% Debentures due 2029	111
7.20% Debentures due 2036	203
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

At December 31, 2010 and 2009, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility during 2010 or 2009. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio. As of December 31, 2010, we were in compliance with all covenants contained in our credit facility agreement, as well as in our debt agreements.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during 2010 or 2009. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility.

During the five year period from 2011 through 2015, we have $650 million in scheduled long-term debt maturities, all of which are due in 2013. Interest payments were $337 million in 2010, $286 million in 2009, and $320 million in 2008.

Note 11 – Postretirement Benefit Plans

Defined Contribution Plans

We maintain a number of defined contribution plans, most with 401(k) features that cover substantially all of our employees. Under the provisions of our 401(k) plans, most employees’ eligible contributions are matched at rates specified in the plan documents. Our contributions were $379 million in 2010, $364 million in 2009, and $351 million in 2008, the majority of which were funded in our common stock.

Our Salaried Savings Plan is a defined contribution plan with a 401(k) feature that includes an ESOP Fund. Our matching contributions to the Salaried Savings Plan have been fulfilled through newly issued shares or purchases of our common stock. Participants can elect dividends on our common stock to be reinvested or paid in cash. At December 31, 2010, the Salaried Savings Plan held 58.9 million issued and outstanding shares of our common stock, all of which were allocated to participant accounts.

All other plans for hourly and salaried employees include an ESOP feature. In these plans, the match and employer contributions are made at the election of the participant, in either our common stock or cash that may be invested at the participant’s direction in one of the plan’s other investment options. Contributions that participants directed to be invested in our common stock were used by the investment manager to purchase common stock either in the open market or from participant account balance reallocations. Participants can elect dividends on our common stock to be reinvested or paid in cash. One of our hourly savings plans has an ESOP Fund. This ESOP Fund held 1.8 million issued and outstanding shares of our common stock at December 31, 2010, all of which were allocated to participant accounts.

Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans

Most of our employees hired on or before December 31, 2005 are covered by qualified defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union represented employees hired on or after January 1, 2006 do not participate in our qualified defined benefit pension plans, but are eligible to participate in our qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. We have made contributions to trusts established to pay future benefits to eligible retirees and dependents (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans). We use December 31 as the measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net pension and net retiree medical costs for each of the years presented were based on assumptions in effect at the end of the respective preceding year.

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

Benefit Obligations and Funded Status

The following provides a reconciliation of benefit obligations, plan assets, and unfunded status related to our postretirement benefit plans:

(In millions)	Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2010	2009	2010	2009

Change in benefit obligations
Benefit obligations at beginning of year	$32,817	$30,421	$2,938	$2,812
Service cost	903	870	36	34
Interest cost	1,876	1,812	166	165
Benefits paid	(1,592)	(1,510)	(352)	(366)
Actuarial losses	2,032	1,153	105	106
Amendments	94	70	—	9
Divestitures/curtailments (a)	(357)	1	(10)	—
Medicare Part D subsidy	—	—	18	36
Participants’ contributions	—	—	145	142
Benefit obligations at end of year	$35,773	$32,817	$3,046	$2,938

Change in plan assets
Fair value of plan assets at beginning of year	$22,154	$18,539	$1,630	$1,426
Actual return on plan assets	2,886	3,644	86	330
Benefits paid	(1,592)	(1,510)	(352)	(366)
Our contributions	2,240	1,482	311	60
Participants’ contributions	—	—	145	142
Medicare Part D subsidy	—	—	18	36
Divestitures and other (a)	(343)	(1)	(5)	2
Fair value of plan assets at end of year	$25,345	$22,154	$1,833	$1,630
Unfunded status of the plans	$(10,428)	$(10,663)	$(1,213)	$(1,308)

Amounts recognized in the Balance Sheets
Prepaid pension asset	$179	$160	$—	$—
Accrued postretirement benefit liabilities	(10,607)	(10,823)	(1,213)	(1,308)
Accumulated other comprehensive (income) loss (pre-tax) related to:
Net actuarial losses	12,263	11,809	684	564
Prior service cost (credit)	455	457	(37)	(53)

(a)

Primarily reflects the transfer of assets and liabilities associated with the sale of EIG (see Note 2). An expense of $109 million was recognized in connection with this settlement, which reduced the gain on sale.

The accumulated benefit obligation for all qualified defined benefit pension plans was $31.4 billion and $29.0 billion at December 31, 2010 and 2009.

For qualified defined benefit pension plans in which the accumulated benefit obligation (ABO) was in excess of the fair value of the plans’ assets, the projected benefit obligation, ABO, and fair value of the plans’ assets are presented below.

(In millions)	2010	2009
Projected benefit obligation	$35,640	$32,689
Accumulated benefit obligation	31,291	28,920
Fair value of plan assets	25,033	21,866

We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2010 and 2009 were $850 million and $737 million, which also represent the plans’ unfunded status. We have set aside certain assets totaling $338 million and $328 million as of December 31, 2010 and 2009 in a Rabbi Trust which we expect to be used to pay obligations under our nonqualified plans. In accordance with

GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2010 and 2009 were $447 million and $372 million, and the unrecognized prior service costs were not material. The expense associated with these plans totaled $85 million in 2010, $76 million in 2009, and $71 million in 2008. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $93 million and $70 million as of December 31, 2010 and 2009. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position, or cash flows.

The unrecognized amounts recorded in accumulated other comprehensive loss subsequently will be recognized as an expense consistent with our historical accounting policy for amortizing those amounts. Actuarial gains and losses incurred in future periods and not recognized as expense in those periods will be recognized as increases or decreases in other comprehensive income (loss), net of tax. As they are subsequently recognized as a component of expense, the amounts recorded in other comprehensive income (loss) in prior periods are adjusted.

The following postretirement benefit plan amounts were included as adjustments to other comprehensive income (loss), net of tax, during the years ended December 31, 2010 and 2009. The amounts relate primarily to our qualified defined benefit plans. The amounts listed under “Incurred but Not Recognized” reflect actuarial gains or losses due to differences between actual experience and the actuarial assumptions, and prior service costs or credits from improvements or reductions in plan benefits, each of which occurred during 2010 and 2009 and were recognized as a component of other comprehensive income at the end of the year. The amounts listed under “Reclassification Adjustment for Prior Period Amounts Recognized” reflect amounts that were amortized as a component of expense for the year and are no longer included in accumulated other comprehensive loss as of the end of the year.

	Incurred but Not Recognized		Reclassification Adjustment for Prior Period Amounts Recognized
(In millions)	2010	2009	2010	2009

	Gains (losses)		(Gains) losses
Actuarial gains and losses	$(921)	$265	$501	$244

	Credit (cost)		(Credit) cost
Prior service credit and cost	(62)	(51)	52	37
	$(983)	$214	$553	$281

The unrecognized actuarial gain or loss included in accumulated other comprehensive loss at the end of 2010 and expected to be recognized in net pension cost during 2011 is a loss of $880 million ($568 million net of income tax benefits) for our qualified defined benefit pension plans, a loss of $34 million ($22 million net of income tax benefits) for our retiree medical and life insurance plans, and a loss of $38 million ($25 million net of income tax benefits) for our nonqualified defined benefit pension plans. The amounts of unrecognized actuarial gain or loss for the foreign benefit and other plans are not expected to be material in 2011. The prior service credit or cost included in accumulated other comprehensive loss at the end of 2010 and expected to be recognized in net pension cost during 2011 is a cost of $82 million ($53 million net of income tax benefits) for our qualified defined benefit pension plans and a credit of $16 million ($10 million net of income taxes) for our retiree medical and life insurance plans. The amounts of prior service cost for the nonqualified, foreign, and other plans are not expected to be material in 2011. No plan assets are expected to be returned to us in 2011.

Net Pension and Postretirement Benefit Costs

The net pension cost and the net postretirement benefit cost included the following components:

(In millions)	2010	2009	2008
Qualified defined benefit pension plans
Service cost	$903	$870	$823
Interest cost	1,876	1,812	1,741
Expected return on plan assets	(2,027)	(2,028)	(2,184)
Recognized net actuarial losses	595	302	2
Amortization of prior service cost	83	80	80
Curtailment	12	—	—
Total net pension expense	$1,442	$1,036	$462
Retiree medical and life insurance plans
Service cost	$36	$34	$43
Interest cost	166	165	180
Expected return on plan assets	(129)	(106)	(153)
Recognized net actuarial losses	25	42	1
Amortization of prior service credit	(16)	(23)	(25)
Total net postretirement expense	$82	$112	$46

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at December 31, 2010 and 2009 related to our postretirement benefit plans were as follows:

	Benefit Obligation Assumptions
	2010	2009
Discount rate	5.500%	5.875%
Rate of increase in future compensation levels	4.400	4.500

The decrease in the discount rate from December 31, 2009 to December 31, 2010 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $1.7 billion at December 31, 2010.

The actuarial assumptions used to determine the net expense related to our postretirement benefit plans in 2010, 2009, and 2008 were as follows:

	Postretirement Benefit Plan Cost Assumptions
	2010	2009	2008
Discount rate	5.875%	6.125%	6.375%
Expected long-term rate of return on assets	8.500	8.500	8.500
Rate of increase in future compensation levels	4.500	4.600	4.700

The long-term rate of return assumption represents the expected average rate of earnings on the funds invested or to be invested to provide for the benefits included in the benefit obligations. That assumption is based on several factors including historical market index returns, the anticipated long-term asset allocation of plan assets, the historical return data, plan expenses, and the potential to outperform market index returns.

The medical trend rate used in measuring the postretirement benefit obligation at December 31, 2010, was 10.0%, and was assumed to ultimately decrease to 5.0% by 2021. A 10.0% rate was used at December 31, 2009 for pre-Medicare coverage and 9.5% for post-Medicare coverage, and was assumed to ultimately decrease to 5.0% by 2020 for pre-Medicare coverage and 2019 for post-Medicare coverage. An increase or decrease of one percentage point in the assumed medical trend rates would result in a change in the postretirement benefit obligation of 5.6% and (4.2)% at December 31, 2010, and a change in the 2010 postretirement service cost plus interest cost of 3.9% and (3.4)%. The medical trend rate for 2011 is 10.0%.

Contributions and Expected Benefit Payments

We generally determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and Internal Revenue Code rules. In 2010, we made discretionary contributions of $2,240 million related to our qualified defined benefit pension plans. Based on our known requirements as of December 31, 2010, approximately $1.0 billion of contributions related to those plans are expected to be required in 2011. We plan to make contributions of $1.3 billion related to the qualified defined benefit pension plans in 2011, as we anticipate that funding requirements under the Pension Protection Act beginning in 2011 will be higher than requirements in previous years. We also may review options for further contributions in 2011. We do not expect contributions to be required related to the retiree medical and life insurance plans in 2011.

The following benefit payments, which reflect expected future service, and receipts are expected to be paid or received. The payments for the retiree medical and life insurance plans are shown net of estimated employee contributions for the respective years but are not shown net of the anticipated subsidy receipts.

		Retiree Medical and Life Insurance Plans
(In millions)	Qualified Pension Benefits	Payments	Subsidy Receipts (a)
2011	$1,670	$250	$30
2012	1,740	260	30
2013	1,810	270	30
2014	1,900	270	40
2015	1,990	280	40
Years 2016 – 2020	11,580	1,330	150

(a)

Amounts represent subsidy payments expected to be received under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Under that law, the U.S. Government makes subsidy payments to eligible employers to offset the cost of prescription drug benefits provided to plan participants. During 2010 and 2009, we received $18 million and $36 million in subsidy payments.

Plan Assets

Investment policies and strategies – Lockheed Martin Investment Management Company (LMIMCo), our wholly-owned subsidiary, has the fiduciary responsibility for making investment decisions related to the assets of our postretirement benefit plans. LMIMCo’s investment objectives for the assets of the defined benefit pension and retiree medical and life insurance plans are (1) to minimize the net present value of expected funding contributions; (2) to ensure there is a high probability that each plan meets or exceeds our actuarial long-term rate of return assumptions; and (3) to diversify assets to minimize the risk of large losses. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives.

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

Fair value of plan assets – The rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not included on our Balance Sheets. The following table presents the fair value of the assets of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy. See Note 15 for the description of each level within the fair value hierarchy.

(In millions)	Level 1	Level 2	Level 3	Balance as of December 31, 2010
Cash and cash equivalents	$1,726	$—	$—	$1,726
Equity (a):
U.S. equity securities	4,548	44	—	4,592
International equity securities	5,008	6	16	5,030
Commingled equity funds	1,287	1,056	—	2,343
Fixed income (a):
Corporate debt securities	—	1,351	63	1,414
U.S. Government securities	—	7,262	—	7,262
Other fixed income securities	—	584	47	631
Alternative investments:
Private equity funds	—	—	2,085	2,085
Real estate funds	—	—	164	164
Hedge funds	—	—	1,025	1,025
Commodities (a)	343	516	—	859
Total	$12,912	$10,819	$3,400	$27,131
Receivables, net				47
Total				$27,178

(In millions)	Level 1	Level 2	Level 3	Balance as of December 31, 2009
Cash and cash equivalents	$2,187	$—	$—	$2,187
Equity (a):
U.S. equity securities (b)	4,136	22	—	4,158
International equity securities	3,466	76	16	3,558
Commingled equity funds	1,310	1,450	—	2,760
Fixed income (a):
Corporate debt securities	—	1,301	5	1,306
U.S. Government securities	—	5,173	—	5,173
Other fixed income securities	—	1,299	37	1,336
Alternative investments:
Private equity funds	—	—	1,730	1,730
Real estate funds	—	—	125	125
Hedge funds	—	—	750	750
Commodities (a)	161	481	—	642
Total	$11,260	$9,802	$2,663	$23,725
Receivables, net				59
Total				$23,784

(a)

Equity securities, fixed income securities, and commodities included derivative assets and liabilities whose fair values were not material as of December 31, 2010 and 2009. LMIMCo’s investment policies restrict the use of derivatives to either establish long exposures for purposes of expediency or capital efficiency, or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.

(b)	U.S. equity securities included shares of our issued and outstanding common stock purchased by investment managers in the amounts of $7 million (less than .03% of plan assets) as of December 31, 2009.

As of December 31, 2010 and 2009, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above.

The following table presents the changes during 2010 and 2009 in the fair value of plan assets categorized as Level 3 in the preceding table:

(In millions)	International Equity	Commin- gled Equity Funds	Corporate Debt	Other Fixed Income	Private Equity Funds	Real Estate Funds	Hedge Funds	Total
Balance at January 1, 2009	$7	$228	$113	$114	$1,417	$163	$973	$3,015
Actual return on plan assets:
Realized gains (losses), net	(1)	—	(21)	1	66	—	(1)	44
Unrealized gains (losses), net	1	92	44	12	133	(103)	57	236
Purchases, sales, and settlements, net	12	—	(71)	(84)	114	65	(279)	(243)
Transfers out of Level 3	(3)	(320)	(60)	(6)	—	—	—	(389)
Balance at December 31, 2009	$16	$—	$5	$37	$1,730	$125	$750	$2,663
Actual return on plan assets:
Realized gains (losses), net	—	—	—	2	123	—	1	126
Unrealized gains (losses), net	(3)	—	2	1	103	7	13	123
Purchases, sales, and settlements, net	(4)	—	61	8	129	32	261	487
Transfers in (out of) Level 3	7	—	(5)	(1)	—	—	—	1
Balance at December 31, 2010	$16	$—	$63	$47	$2,085	$164	$1,025	$3,400

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

Note 12 – Stockholders’ Equity

At December 31, 2010, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 348 million shares of common stock issued and outstanding, 346 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in the Rabbi Trust. No preferred stock shares were issued and outstanding at December 31, 2010.

During 2010, 2009, and 2008, we repurchased 33.0 million, 24.9 million, and 29.0 million shares of our common stock for $2,483 million, $1,851 million, and $2,931 million. Of the shares we repurchased in 2010, 0.9 million shares for $63 million were repurchased in December but settled and were paid for in January 2011. In October 2010, our Board of Directors approved a new share repurchase program for the repurchase of our common stock from time-to-time, up to an authorized amount of $3 billion. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. During 2010, we had repurchased a total of 11.2 million shares under the program for $776 million, and as of December 31, 2010, there remained $2,224 million available for additional share repurchases. In connection with their approval of the new share repurchase program, our Board of Directors terminated our previous share repurchase program.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1.9 billion and $1.4 billion recorded as a reduction of retained earnings in 2010 and 2009.

Note 13 – Stock-Based Compensation

During 2010, 2009, and 2008, we recorded non-cash compensation cost related to stock options and restricted stock totaling $168 million, $154 million, and $155 million, which is included on our Statements of Earnings in other unallocated corporate costs within cost of sales. The net impact to earnings for the respective years was $109 million, $99 million, and $100 million.

Stock-Based Compensation Plans

We had two stock-based compensation plans in place at December 31, 2010: the Lockheed Martin Amended and Restated 2003 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we have the right to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock, or stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation.

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

We generally recognize compensation cost for stock options ratably over the three-year vesting period for active, non-retirement eligible employees. For active, retirement-eligible employees or, those who have attained age 55 with five years of service, we generally recognize expense over the initial one-year vesting period. When an option holder becomes retirement eligible, we accelerate the recognition of any expense not previously recognized for options held for at least one year. We use the Black-Scholes option pricing model to estimate the fair value of stock options.

We record restricted stock units (RSUs) issued under the Award Plan based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the vesting period. Employees who are granted RSUs receive the restricted shares and dividend-equivalent cash payments; however, the shares are not issued, and the employees may not sell or transfer shares prior to vesting and have no voting rights until the RSUs vest, generally three years from the date of the award.

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

Our stockholders have approved the Award Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At December 31, 2010, inclusive of the shares reserved for outstanding stock options and RSUs, we had 35 million shares reserved for issuance under our stock option and award plans. At December 31, 2010, 7 million of the shares reserved for issuance remained available for grant under the plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs have been satisfied.

2010 Activity

Stock Options

The following table summarizes stock option activity during 2010:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2009	22,550	$74.04
Granted	3,588	74.93
Exercised	(1,405)	41.65
Terminated	(236)	87.29
Outstanding at December 31, 2010	24,497	75.90	5.9	$137.0
Vested and unvested-expected-to-vest at December 31, 2010	24,391	75.89	5.9	137.0
Vested at December 31, 2010	16,943	72.88	4.8	137.0

Stock options vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The following table pertains to stock options that were granted, vested, and exercised in 2010, 2009, and 2008:

(In millions, except for grant-date fair value of stock options)	2010	2009	2008

Weighted average grant-date fair value of stock options granted	$14.05	$14.91	$19.31
Aggregate fair value of all the stock options that vested	71	72	78
Aggregate intrinsic value of all of the stock options exercised	50	37	263

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

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards during 2010, 2009, and 2008:

	2010	2009	2008

Risk-free interest rate	2.49%	1.69%	2.83%
Dividend yield	3.40%	2.30%	1.70%
Volatility factors	0.272	0.244	0.195
Expected option life	5 years	5 years	5 years

RSUs

The following table summarizes activity related to nonvested RSUs during 2010:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2009	2,969	$91.06
Granted	1,943	74.68
Vested	(971)	92.85
Terminated	(185)	82.84
Nonvested at December 31, 2010	3,756	82.53

Summary of 2010 Activity

As of December 31, 2010, we had $167 million of unrecognized compensation cost related to nonvested stock options and RSUs. We expect that cost to be recognized over a weighted average period of 1.6 years. We received cash from the exercise of stock options totaling $59 million, $40 million, and $248 million during 2010, 2009, and 2008. In addition, we realized tax benefits of $47 million, $56 million, and $111 million from stock-based compensation activities during 2010, 2009, and 2008.

Note 14 – Legal Proceedings, Commitments, and Contingencies

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, the experience of the Corporation in similar cases and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. Unless otherwise indicated, a range of loss associated with any individual legal proceeding set forth below reasonably cannot be estimated. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items that have been previously reported.

Legal Proceedings

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter alleging that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $225 million and US $61 million, based on the exchange rate as of December 31, 2010). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of December 31, 2010), interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position. We have commenced an arbitration proceeding against the MoD pursuant to the contract terms and are seeking damages for wrongful termination of the contract.

On April 24, 2009, we filed a declaratory judgment action against the N.Y. Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of N.Y. to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The contract has a total value of $323 million, of which $241 million has been paid to date. The MTA filed an answer and counterclaim alleging that we breached the contract, and subsequently terminated the contract for alleged default. The MTA is seeking monetary damages and other relief under the contract, including the cost to complete the contract and potential re-procurement costs. We dispute the MTA’s allegations and are defending against them. Discovery is proceeding in the action.

On November 30, 2007, the Department of Justice (DoJ) filed a complaint in partial intervention in a lawsuit filed under the qui tam provisions of the Civil False Claims Act in the U.S. District Court for the Northern District of Texas, United States ex rel. Becker and Spencer v. Lockheed Martin Corporation et al., alleging that we should have known that a subcontractor falsified and inflated invoices submitted to us that were passed through to the government. The DoJ is seeking approximately $80 million in damages, including interest but excluding potential penalties under the False Claims Act. We dispute the allegations and are defending against them.

On September 11, 2006, we and Lockheed Martin Investment Management Company (LMIMCo), our wholly-owned subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a class of purportedly similarly situated participants and beneficiaries in our Salaried Savings Plan and the Hourly Savings Plan (the Plans). Plaintiffs allege that we or LMIMCo caused the Plans to pay expenses that were higher than reasonable by, among other actions, permitting service providers of the Plans to engage in revenue sharing, paying investment management fees for the company stock funds, and causing the company stock funds to hold cash for liquidity, thus reducing the return on those funds. The plaintiffs further allege that we or LMIMCo failed to disclose information appropriately relating to the fees associated with managing the Plans. In August 2008, plaintiffs filed an amended complaint, adding allegations that we or LMIMCo breached fiduciary duties under ERISA by providing inadequate disclosures with respect to the Stable Value Fund offered under our 401(k) plans. In April 2009, the Judge dismissed the plaintiffs’ claims that were based on revenue sharing but let stand the claims about the company stock funds, the Stable Value Fund, and the overall fees paid by the plans. The Judge also certified a class for each plan for the claims concerning the Stable Value Fund and the overall fees paid by the plans. We are appealing that order. The complaint does not allege a specific calculation of damages, and we cannot reasonably estimate the possible loss, or range of loss, which could be incurred if the plaintiff were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

On August 28, 2003, the DoJ filed complaints in partial intervention in two lawsuits filed under the qui tam provisions of the Civil False Claims Act in the United States District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DoJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing, and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages, and we cannot reasonably estimate the possible loss, or range of loss, which could be incurred if the plaintiff were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

As described in the “Environmental Matters” discussion below, we are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental matters and remediation obligations. This includes the litigation we have been in with certain residents of Redlands, California since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. In 2006, the California Court of Appeal dismissed the plaintiffs’ punitive damages claim. In 2008, the trial court dismissed the remaining first tier plaintiffs, ending the first round of individual trials. The dismissal was affirmed by both the California Court of Appeal and the California Supreme Court. The parties are now working with the trial court to establish the procedures for the litigation of the next round of individual plaintiffs, and pre-trial proceedings are now underway. The complaint does not allege a specific calculation of damages, and we cannot reasonably estimate the possible loss, or range of loss, which could be incurred if the plaintiff were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). At December 31, 2010 and 2009, the aggregate amount of liabilities recorded relative to environmental matters was $935 million and $877 million. Approximately $807 million and $748 million are recorded in other liabilities on the Balance Sheets, with the remainder recorded in other current liabilities. A portion of environmental costs is eligible for future recovery in the pricing of our products and services on U.S. Government contracts. We have recorded assets totaling $810 million and $740 million at December 31, 2010 and 2009 for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Approximately $699 million and $630 million are recorded in other assets on the Balance Sheets, with the remainder recorded in other current assets.

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

We perform quarterly reviews of the status of our environmental sites and the related liabilities and assets. We record a liability when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our best estimate of the costs to be incurred for remediation at a particular site within a range of estimates for that site or, in cases where no amount within the range is better than another, we record an amount at the low end of the range. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

We cannot reasonably determine the extent of our financial exposure in all cases at this time. There are a number of former operating facilities that we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. We also are pursuing claims for contribution to site cleanup costs against other PRPs, including the U.S. Government.

In January 2011, both the U.S. Environmental Protection Agency and the California Office of Environmental Health Hazard Assessment announced plans to regulate two chemicals, perchlorate and hexavalent chromium, to a level that is expected to be substantially lower than the existing standard established in California. The rulemaking process is a lengthy one and may take one or more years to complete. If a substantially lower standard is adopted, we would expect a material increase in our estimates for remediation at several existing sites.

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

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. Letters of credit and surety bonds are generally available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We have total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $4.2 billion and $3.6 billion at December 31, 2010 and 2009. Of these amounts, approximately $1.0 billion and $656 million relate to third-party guarantees.

Approximately 85% of the $1.0 billion in third-party guarantees outstanding at December 31, 2010 related to guarantees of the contractual performance of joint ventures to which we are a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of our joint venture partners. We evaluate the reputation, technical capabilities, and credit quality of potential joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current joint venture partners will be able to perform their obligations, as they have done through December 31, 2010, and that it will not be necessary to make payments under the guarantees.

United Launch Alliance

In connection with our ownership of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) each committed to provide up to $200 million in financial support to ULA, as required, until at least December 1, 2011. To satisfy this commitment, we had a revolving credit agreement with ULA in place through September 26, 2010. No amounts had been drawn on the credit agreement through that date.

On September 27, 2010, ULA entered into with a group of banks its own $400 million revolving credit agreement which expires on October 1, 2013. At the same time, the revolving credit agreement we and Boeing had in place was terminated. The new revolving credit agreement satisfies Boeing’s and our commitment to provide financial support of up to $200 million each to ULA so long as the total amount of the new agreement remains at $400 million or above until at least December 1, 2011.

We and Boeing have received distributions totaling $232 million each which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2010, and that it will not be necessary to make payments under the cross-indemnities.

Our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing as income ratably over 10 years. This yearly amortization and our share of ULA’s net earnings are reported as equity in net earnings (losses) of equity investees in other income (expense), net on the Statements of Earnings. Our investment in ULA totaled $513 million and $454 million at December 31, 2010 and 2009.

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

•

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions. At December 31, 2010 and 2009, we have no assets or liabilities measured and recorded at fair value on a recurring basis that are categorized as Level 3, or that were transferred in or out of the Level 3 category during 2010 and 2009.

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheets on a recurring basis and their level within the fair value hierarchy:

(In millions)	Level 1	Level 2	Balance as of December 31, 2010
Assets
Equity securities	$86	$—	$86
Mutual funds	450	—	450
U.S. Government securities	—	719	719
Corporate debt securities	—	34	34
U.S. Government-sponsored enterprise securities	—	31	31
Mortgage-backed securities	—	24	24
Other securities	—	15	15
Derivative assets	—	26	26
Liabilities
Derivative liabilities	—	33	33

(In millions)	Level 1	Level 2	Balance as of December 31, 2009
Assets
Equity securities	$89	$—	$89
Mutual funds	428	—	428
U.S. Government securities	—	412	412
Corporate debt securities	—	80	80
U.S. Government-sponsored enterprise securities	—	60	60
Mortgage-backed securities	—	26	26
Other securities	—	8	8
Derivative assets	—	21	21
Liabilities
Derivative liabilities	—	23	23

Our cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheets approximates fair value. Our accounts receivable and accounts payable are carried at cost, which approximates fair value. The estimated fair values of our long-term debt instruments at December 31, 2010 and 2009, aggregated approximately $6,211 million and $5,926 million, compared with a carrying amount of approximately $5,524 million and $5,403 million, which excludes the $505 million and $351 million unamortized discount. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

In the fourth quarter of 2010, we recorded an impairment charge of $109 million in connection with our decision to sell PAE (see Note 2). The impairment charge, which was determined using a Level 3 valuation that was based on inputs and analyses used to estimate the expected net proceeds from the sale transaction, reduced the carrying value of PAE to equal the expected net proceeds.

Note 16 – Leases

We rent certain equipment and facilities under operating leases. Our total rental expense under operating leases was $399 million, $373 million, and $360 million for 2010, 2009, and 2008.

Future minimum lease commitments at December 31, 2010 for all operating leases that have a remaining term of more than one year were $1.3 billion ($300 million in 2011, $233 million in 2012, $183 million in 2013, $142 million in 2014, $117 million in 2015 and $324 million in later years). Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements.

Note 17 – Summary of Quarterly Information (Unaudited)

	2010 Quarters (f)
(In millions, except per share data)	First (a) (h)	Second (b) (h)	Third (c)	Fourth (d)
Net sales	$10,339	$11,295	$11,375	$12,794
Operating profit	959	1,121	889	1,128
Earnings from continuing operations	533	718	565	829
Earnings from discontinued operations	14	107	6	154
Net earnings	547	825	571	983
Basic earnings per share (g)	1.46	2.25	1.59	2.76
Diluted earnings per share (g)	1.45	2.22	1.57	2.73

	2009 Quarters (f)
(In millions, except per share data)	First (h)	Second (h)	Third (e)	Fourth
Net sales	$10,085	$10,940	$10,767	$12,203
Operating profit	1,040	1,063	1,068	1,244
Earnings from continuing operations	657	720	786	836
Earnings from discontinued operations	9	14	11	(9)
Net earnings	666	734	797	827
Basic earnings per share (g)	1.69	1.90	2.09	2.19
Diluted earnings per share (g)	1.68	1.88	2.07	2.17

(a)

Earnings from continuing operations for the first quarter of 2010 included an increase in income tax expense resulting from legislation that eliminates the tax deduction for benefit costs reimbursed under Medicare Part D (see Note 9), which reduced net earnings by $96 million ($.25 per share).

(b)

Earnings from discontinued operations for the second quarter of 2010 included a tax benefit of $96 million due to the recognition of a deferred tax asset for PAE book and tax differences recorded when the decision was made to dispose of PAE (see Note 2).

(c)

Earnings from continuing operations for the third quarter of 2010 included a charge of $178 million to cost of sales related to the VESP (see Note 3), which reduced net earnings by $116 million ($.32 per share).

(d)

Earnings from continuing operations for the fourth quarter of 2010 included a charge to cost of sales primarily related to our decision to consolidate certain Electronic Systems’ operations (see Note 3), which reduced net earnings by $27 million ($.08 per share). Earnings from continuing operations for the fourth quarter of 2010 also increased by $43 million ($.12 per share) due to the recognition of a tax benefit related to the retroactive extension of the research and development tax credit from January 1, 2010 through December 31, 2011 (see Note 9). Earnings from discontinued operations for the fourth quarter of 2010 included a gain of $184 million ($.51 per share) from the sale of EIG, and a decrease of $24 million ($.07 per share) associated with the planned sale of PAE.

(e)

Earnings from continuing operations for the third quarter of 2009 included a reduction in income tax expense resulting from the closure of IRS examinations for tax years 2005-2007, which increased net earnings by $58 million ($.15 per share).

(f)

It is our practice to close the books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. This practice only affects interim periods, as our fiscal year ends on December 31.

(g)

The sum of the quarterly earnings per share amounts for 2010 and 2009 do not equal the earnings per share amount included on the Statements of Earnings, primarily due to the timing of share repurchases during 2010 and 2009.

(h)

Net sales and operating profit varies from the amount previously reported on Form 10-Q as a result of PAE and EIG being classified as discontinued operations in the second and third quarters of 2010, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2010.

Management’s report on our financial statements and internal control over financial reporting appears on page 48. In addition, the effectiveness of our internal control over financial reporting was audited by our independent registered public accounting firm. Their report appears on page 49.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposals You May Vote On – Proposal 1 – Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2011 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Corporate Governance – Stockholder Nominees” and “Committees of the Board of Directors – Audit Committee” in the 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Directors’ Compensation” in the 2011 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the 2011 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by this Item 12 related to our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors, is included in Part II of this Form
10-K under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is included under the caption “Proposals You May Vote On – Proposal 2 – Ratification of Appointment of Independent Auditors” in the 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements filed as part of this Form 10-K.

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to internal control over financial reporting and their report on the above-referenced financial statements appear on pages 49 and 50 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

(2)	List of financial statement schedules filed as part of this Form 10-K.

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

(3)	Exhibits.

3.1	Charter of Lockheed Martin Corporation, as amended by Articles of Amendment dated April 23, 2009.

3.2	Bylaws of Lockheed Martin Corporation, as amended and restated effective February 25, 2010 (incorporated by reference to Exhibit 3.2 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.1	Indenture, dated May 16, 1996, among Lockheed Martin Corporation, Lockheed Martin Tactical Systems, Inc. and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4.A to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 1996).

4.2	Indenture, dated as of August 30, 2006, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2006).

4.3	Indenture, dated as of March 11, 2008, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2008).

4.4	Indenture, dated as of May 25, 2010, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2010).

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

10.1	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Martin Marietta Corporation Postretirement Death Benefit Plan for Senior Executives, as amended January 1, 1995 (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995), and as further amended September 26, 1996 (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.5	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995).

10.6	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No.# 033-57645) filed with the SEC on February 9, 1995).

10.7	Lockheed Martin Supplementary Pension Plan for Employees of Transferred GE Operations, as amended.

10.8	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended.

10.9	Lockheed Martin Corporation Supplemental Savings Plan, as amended.

10.10	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10 (dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Lockheed Martin Corporation Postretirement Death Benefit Plan for Elected Officers, as amended June 28, 2007 (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.12	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Lockheed Martin Corporation Directors Equity Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.14	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended.

10.15	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s current Report on Form 8-K filed with the SEC on February 3, 2011).

10.16	Deferred Management Incentive Compensation Plan of Lockheed Corporation and its, subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.17	Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	Five-Year Credit Agreement, dated as of July 15, 2004, among Lockheed Martin Corporation and the banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19	Amendment to the Five-Year Credit Agreement, dated as of June 27, 2007, among Lockheed Martin Corporation and banks named therein. Citicorp USA, Inc., Mizuho Corporate Bank, LTD., US Bank, N.A. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.20	Lockheed Martin Supplemental Retirement Plan, as amended.

10.21	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.22	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended.

10.23	Lockheed Martin Corporation Severance Benefit Plan For Certain Management Employees, as amended.

10.24	Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to Lockheed Martin Corporation’s Definitive Proxy Statement on schedule 14A filed with the SEC on March 14, 2008).

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.26	Lockheed Martin Corporation Special Termination Plan for Certain Management Employees (incorporated by reference to Exhibit 10 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010).

10.27	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.29	Form of Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2006-2008 performance periods) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.4 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.30	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2007-2009 Performance Period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.30 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.31	Forms of Long-Term Incentive Performance Award Agreements (2008-2010 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.32	Forms of Long-Term Incentive Performance Award Agreements (2009-2011 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.32 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.33	Forms of Long-Term Incentive Performance Award Agreements (2010-2012 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.34	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.2 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

10.35	Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.3 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

12	Computation of ratio of earnings from continuing operations to fixed charges for the year ended December 31, 2010.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Robert J. Stevens.

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.1 through 10.17 and 10.22 through 10.35 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Chief Accounting Officer)

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Stevens ROBERT J. STEVENS	Chairman, Chief Executive Officer, and Director	February 24, 2011
/s/ Christopher E. Kubasik CHRISTOPHER E. KUBASIK	President and Chief Operating Officer	February 24, 2011
/s/ Bruce L. Tanner BRUCE L. TANNER	Executive Vice President and Chief Financial Officer	February 24, 2011
/s/ E.C. “Pete” Aldridge, Jr.* E.C. “PETE” ALDRIDGE JR.	Director	February 24, 2011
/s/ Nolan D. Archibald* NOLAN D. ARCHIBALD	Director	February 24, 2011
/s/ David B. Burritt* DAVID B. BURRITT	Director	February 24, 2011
/s/ James O. Ellis Jr.* JAMES O. ELLIS JR.	Director	February 24, 2011
/s/ Thomas J. Falk* THOMAS J. FALK	Director	February 24, 2011
/s/ Gwendolyn S. King* GWENDOLYN S. KING	Director	February 24, 2011
/s/ James M. Loy* JAMES M. LOY	Director	February 24, 2011
/s/ Douglas H. McCorkindale* DOUGLAS H. MCCORKINDALE	Director	February 24, 2011
/s/ Joseph W. Ralston* JOSEPH W. RALSTON	Director	February 24, 2011
/s/ Anne Stevens* ANNE STEVENS	Director	February 24, 2011

*By:	/s/ Maryanne R. Lavan	February 24, 2011
(MARYANNE R. LAVAN, Attorney-in-fact**)

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.