Form 10-Q
period 2011-03-27
LOCKHEED MARTIN CORP
filed 2011-04-27
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 27, 2011
Common stock, $1 par value	347,299,178

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 27, 2011

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 27, 2011

INDEX

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 18	Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Earnings

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions, except per share data)
Net Sales
Products	$8,504	$8,319
Services	2,129	2,018

Total Net Sales	10,633	10,337

Cost of Sales
Products	(7,603)	(7,453)
Services	(1,929)	(1,811)
Unallocated Corporate Costs	(299)	(177)

Total Cost of Sales	(9,831)	(9,441)

Gross Profit	802	896
Other Income, Net	50	42

Operating Profit	852	938

Interest Expense	(85)	(87)
Other Non-Operating Income, Net	19	28

Earnings from Continuing Operations before Income Taxes	786	879
Income Tax Expense	(238)	(360)

Earnings from Continuing Operations	548	519

Earnings (Loss) from Discontinued Operations	(18)	14

Net Earnings	$530	$533

Earnings Per Common Share
Basic
Continuing Operations	$1.57	$1.40
Discontinued Operations	(.05)	.03

Basic Earnings Per Common Share	$1.52	$1.43

Diluted
Continuing Operations	$1.55	$1.38
Discontinued Operations	(.05)	.03

Diluted Earnings Per Common Share	$1.50	$1.41

Cash Dividends Paid Per Common Share	$.75	$.63

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheets

	December 31,	December 31,
	March 27, 2011	December 31, 2010
	(In millions, except per share data)
Assets
Current Assets
Cash and Cash Equivalents	$3,357	$2,261
Short-term Investments	504	516
Receivables	6,583	5,692
Inventories	2,277	2,363
Deferred Income Taxes	1,156	1,147
Assets of Discontinued Operation Held for Sale	377	396
Other Current Assets	489	518

Total Current Assets	14,743	12,893
Property, Plant and Equipment, Net	4,461	4,554
Goodwill	9,609	9,605
Deferred Income Taxes	3,412	3,485
Other Assets	4,452	4,576

Total Assets	$36,677	$35,113

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,374	$1,627
Customer Advances and Amounts in Excess of Costs Incurred	5,844	5,890
Salaries, Benefits and Payroll Taxes	1,808	1,870
Liabilities of Discontinued Operation Held for Sale	211	204
Other Current Liabilities	2,193	1,810

Total Current Liabilities	12,430	11,401
Long-term Debt, Net	5,023	5,019
Accrued Pension Liabilities	10,826	10,607
Other Postretirement Benefit Liabilities	1,227	1,213
Other Liabilities	3,380	3,376

Total Liabilities	32,886	31,616

Stockholders’ Equity
Common Stock, $1 Par Value Per Share	345	346
Additional Paid-in Capital	—	—
Retained Earnings	12,274	12,161
Accumulated Other Comprehensive Loss	(8,828)	(9,010)

Total Stockholders’ Equity	3,791	3,497

Total Liabilities and Stockholders’ Equity	$36,677	$35,113

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Operating Activities
Net earnings	$530	$533
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of plant and equipment	175	172
Amortization of purchased intangibles	20	27
Stock-based compensation	39	41
Deferred income taxes	(12)	121
Changes in operating assets and liabilities:
Receivables	(900)	(609)
Inventories	93	(302)
Accounts payable	745	217
Customer advances and amounts in excess of costs incurred	(42)	321
Postretirement benefit plans	473	377
Income taxes	486	568
Other, net	77	183

Net cash provided by operating activities	1,684	1,649

Investing Activities
Expenditures for property, plant and equipment	(95)	(92)
Proceeds from short-term investment transactions	10	107
Other, net	22	(23)

Net cash used for investing activities	(63)	(8)

Financing Activities
Repurchases of common stock	(314)	(516)
Common stock dividends	(266)	(238)
Issuances of common stock	43	24

Net cash used for financing activities	(537)	(730)

Effect of exchange rate changes on cash and cash equivalents	12	(14)

Net increase in cash and cash equivalents	1,096	897
Cash and cash equivalents at beginning of period	2,261	2,391

Cash and cash equivalents at end of period	$3,357	$3,288

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In millions)
Balance at December 31, 2009	$373	$—	$12,351	$(8,595)	$4,129
Cumulative effect of a change in accounting principle (see Note 1)	—	—	(163)	—	(163)

Balance at December 31, 2009, as adjusted	373	—	12,188	(8,595)	3,966
Net earnings	—	—	533	—	533
Repurchases of common stock	(7)	(116)	(393)	—	(516)
Common stock dividends declared	—	—	(238)	—	(238)
Stock-based awards and ESOP activity	3	116	—	—	119
Other comprehensive income	—	—	—	103	103

Balance at March 28, 2010	$369	$—	$12,090	$(8,492)	$3,967

Balance at December 31, 2010	$346	$—	$12,372	$(9,010)	$3,708
Cumulative effect of a change in accounting principle (see Note 1)	—	—	(211)	—	(211)

Balance at December 31, 2010, as adjusted	346	—	12,161	(9,010)	3,497
Net earnings	—	—	530	—	530
Repurchases of common stock	(4)	(126)	(151)	—	(281)
Common stock dividends declared	—	—	(266)	—	(266)
Stock-based awards and ESOP activity	3	126	—	—	129
Other comprehensive income	—	—	—	182	182

Balance at March 27, 2011	$345	$—	$12,274	$(8,828)	$3,791

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2011

NOTE 1 – BASIS OF PRESENTATION

We prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We followed the accounting policies used and disclosed in the consolidated financial statements included in our 2010 Form 10-K filed with the Securities and Exchange Commission (SEC), except as described below.

We close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

The interim financial information in this Form 10-Q reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of our results of operations for the interim periods. We have reclassified certain amounts in prior years to conform to the current year presentation. The results of operations for the quarter ended March 27, 2011 are not necessarily indicative of results to be expected for the full year.

Change in Accounting Principle

On January 1, 2011, we changed the way we account for our services contracts with the U.S. Government. We now recognize sales on those contracts using the percentage-of-completion (POC) method that we use on our product contracts with the U.S. Government, such that 95% of our sales are recognized under the POC method. All prior period amounts have been adjusted to reflect the new method of accounting.

The effect of this change in accounting was not material to our consolidated results of operations or financial position for any period, including the first quarters of 2011 and 2010, and did not impact cash flows. We reduced retained earnings by $211 million to reflect the cumulative effect of adopting the new method. This adjustment reflects the inception-to-date timing differences between the two methods. Specifically, under the POC method, we typically record sales based on costs incurred and an estimated profit margin instead of recording sales ratably over the contract period; we record a loss on a contract in the period it is determined to be probable rather than recording a loss each period over the contract life; and we recognize expected award fees over the contract period instead of when notified by the customer of the amount awarded.

We believe the POC method is preferable to the service accounting method we previously used, as consistent sales recognition for all contracts with the U.S. Government better reflect the underlying economics of those contracts and aligns our financial reporting with others in our industry. We classify net sales as products or services on our Statements of Earnings based on the attributes of the underlying contracts.

Adoption of New Accounting Standard

On January 1, 2011, we adopted a new accounting standard that revised accounting guidance related to sales arrangements with multiple deliverables. This standard potentially applies to new or materially modified contracts that are not accounted for under the POC method described above; however, the adoption did not have a material effect on our financial results in the first quarter of 2011, and is not expected to have a material effect in future periods.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 2 – DISCONTINUED OPERATIONS

In June 2010, we announced plans to divest Pacific Architects and Engineers, Inc. (PAE) and most of our Enterprise Integration Group (EIG), two businesses within our Information Systems & Global Solutions (IS&GS) reporting segment. In November 2010, we closed on the sale of EIG, and in April 2011, we closed on the sale of PAE. The EIG and PAE transactions included requirements to complete certain post-closing items, such as final working capital adjustments, that may require additional amounts to be recorded in discontinued operations in later periods.

EIG’s results are included in discontinued operations on our Statements of Earnings for the quarter ended March 28, 2010. PAE’s results are included in discontinued operations on our Statements of Earnings for both periods presented, and its assets and liabilities are classified as held for sale on our Balance Sheets. In the following table, we have combined the results of operations of PAE and EIG for the quarter ended March 28, 2010, as the amounts for the individual businesses are not material. Summary financial information related to discontinued operations is as follows:

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Net sales	$142	$296
Earnings (loss) before income taxes	(35)	22

The major classes of assets and liabilities related to PAE and classified as held for sale on our Balance Sheets are listed in the table below.

	December 31,	December 31,
	March 27, 2011	December 31, 2010
	(In millions)
Assets
Receivables	$262	$253
Goodwill and other assets	115	143

Assets of Discontinued Operation Held for Sale	$377	$396

Liabilities
Accounts payable and accrued expenses	$130	$125
Other liabilities	81	79

Liabilities of Discontinued Operation Held for Sale	$211	$204

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions, except per share data)
Net earnings:
Earnings from continuing operations	$548	$519
Earnings (loss) from discontinued operations	(18)	14

Net earnings for basic and diluted computations	$530	$533

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	348.5	373.5
Dilutive stock options and restricted stock units	4.1	4.2

Average number of common shares outstanding for diluted computations	352.6	377.7

Earnings per common share:
Basic
Continuing operations	$1.57	$1.40
Discontinued operations	(.05)	.03

Basic earnings per common share	$1.52	$1.43

Diluted
Continuing operations	$1.55	$1.38
Discontinued operations	(.05)	.03

Diluted earnings per common share	$1.50	$1.41

Stock options to purchase 13.5 million and 11.2 million shares of common stock outstanding at March 27, 2011 and March 28, 2010 had exercise prices that were in excess of the average market price of our common stock for the respective periods. As such, we did not include these stock options in our calculation of diluted earnings per share, as their effect would have been anti-dilutive.

NOTE 4 – BUSINESS SEGMENT INFORMATION

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered.

In June 2010, we announced the realignment of two IS&GS businesses, Readiness & Stability Operations (RSO) and Savi Technology, Inc., with our simulation, training and support business to form the Global Training & Logistics line of business within Electronic Systems. The realignment had no effect on our consolidated results of operations, financial position, or cash flows. The financial information in the following tables has been reclassified to reflect this realignment and to exclude the PAE and EIG businesses from the IS&GS business segment information (see Note 2) for all periods presented. Also, the financial information in the following tables for 2010 has been adjusted to reflect our change in the methodology for recognizing net sales for services contracts with the U.S. Government (see Note 1).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents net sales and operating profit of our four business segments. Net sales exclude intersegment revenue, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to other government and commercial contracts. Operating profit of the business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those segments.

Operating profit of the business segments excludes the FAS/CAS pension adjustment discussed below; expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance; gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. These items are included in “Unallocated Corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS) rules. The FAS/CAS pension adjustment represents the difference between pension expense or income calculated in accordance with GAAP and pension expense calculated and funded in accordance with CAS. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

Selected Financial Data by Business Segment

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Net sales
Aeronautics	$3,182	$2,940
Electronic Systems	3,459	3,250
Information Systems & Global Solutions	2,149	2,234
Space Systems	1,843	1,913

Total	$10,633	$10,337

Operating profit
Aeronautics	$331	$331
Electronic Systems	417	379
Information Systems & Global Solutions	194	197
Space Systems	217	207

Total business segments	1,159	1,114
Unallocated Corporate expense, net	(307)	(176)

Operating profit	$852	$938

Intersegment revenue
Aeronautics	$37	$39
Electronic Systems	249	217
Information Systems & Global Solutions	195	208
Space Systems	25	23

Total	$506	$487

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment (continued)

	December 31,	December 31,
	March 27, 2011	December 31, 2010
	(In millions)
Assets
Aeronautics	$5,499	$5,231
Electronic Systems	10,267	9,925
Information Systems & Global Solutions	5,447	5,463
Space Systems	3,185	3,041

Total business segments	24,398	23,660
Corporate assets (1)	11,902	11,057
Assets of discontinued operation held for sale	377	396

Total	$36,677	$35,113

(1)	Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, the prepaid pension asset, deferred environmental assets, and investments held in a Rabbi Trust.

NOTE 5 – INVENTORIES

Inventories consisted of the following components:

	December 31,	December 31,
	March 27,	December 31,
	2011	2010
	(In millions)
Work-in-process, primarily related to long-term contracts and programs in progress	$6,958	$6,508
Less: Customer advances and progress payments	(5,289)	(4,788)

	1,669	1,720
Other inventories	608	643

	$2,277	$2,363

NOTE 6 – POSTRETIREMENT BENEFIT PLANS

The net pension cost and the net postretirement benefit cost related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Qualified defined benefit pension plans
Service cost	$243	$225
Interest cost	480	469
Expected return on plan assets	(508)	(507)
Amortization of prior service cost	20	21
Recognized net actuarial losses	220	149

Total net pension expense	$455	$357

Retiree medical and life insurance plans
Service cost	$8	$9
Interest cost	41	41
Expected return on plan assets	(35)	(32)
Amortization of prior service cost	(4)	(4)
Recognized net actuarial losses	8	6

Total net postretirement expense	$18	$20

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Based on our known requirements as of March 27, 2011, approximately $1.0 billion of contributions related to our qualified defined benefit pension plans are expected to be required in 2011. There were no contributions to those plans in the first quarter of 2011. We plan to make contributions of $1.3 billion, inclusive of required amounts, related to the qualified defined benefit pension plans in 2011. We also may review options for further voluntary contributions in 2011. We do not expect any contributions to be required related to the retiree medical and life insurance plans in 2011.

NOTE 7 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of each of these matters, including the six matters discussed below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. Unless otherwise indicated, a range of loss associated with any individual legal proceeding set forth below reasonably cannot be estimated. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items that have been previously reported.

Legal Proceedings

On September 11, 2006, we and Lockheed Martin Investment Management Company (LMIMCo), a subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a class of purportedly similarly situated participants and beneficiaries in two of our 401(k) plans. Plaintiffs allege that we or LMIMCo caused our plans to pay expenses that were higher than reasonable by, among other actions, permitting service providers of the plans to engage in revenue sharing, paying investment management fees for the company stock funds, and causing the company stock funds to hold cash for liquidity, thus reducing the return on those funds. The plaintiffs also allege that we failed to disclose information appropriately relating to the fees associated with managing the plans. In August 2008, plaintiffs filed an amended complaint, adding allegations that we breached fiduciary duties under ERISA by providing inadequate disclosures with respect to the Stable Value Fund offered under our 401(k) plans. The complaint does not allege a specific calculation of damages, and we cannot reasonably estimate the possible loss, or range of loss, which could be incurred if

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them. On March 31, 2009, the Judge dismissed a number of the plaintiffs’ claims, leaving three claims for trial, specifically the plaintiffs’ claims involving the company stock funds, the Stable Value Fund, and overall fees. The Court also granted class certification on two of the plaintiffs’ claims. We appealed the class certification. On March 15, 2011, the U.S. Court of Appeals for the Seventh Circuit vacated the Court’s class certification. The case has been remanded to the District Court.

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter alleging that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $231 million and US $63 million, based on the exchange rate as of March 27, 2011). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of March 27, 2011), and interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position. We have commenced an arbitration proceeding against the MoD pursuant to the contract terms and are seeking damages for wrongful termination of the contract.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). At March 27, 2011, and December 31, 2010, the aggregate amount of liabilities recorded relative to environmental matters was $928 million and $935 million. Approximately $812 million and $807 million are recorded in other liabilities on the Balance Sheets, with the remainder recorded in other current liabilities. A portion of environmental costs is eligible for future recovery in the pricing of our products and services on U.S. Government contracts. We have recorded assets totaling $803 million and $810 million at March 27, 2011, and December 31, 2010, for the estimated future recovery of these costs, as we consider the recovery probable based on government contracting regulations and our history of receiving reimbursement for such costs. Approximately $702 million and $699 million are recorded in other assets on the Balance Sheets, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately twenty years.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In January 2011, both the U.S. Environmental Protection Agency and the California Office of Environmental Health Hazard Assessment announced plans to regulate two chemicals, perchlorate and hexavalent chromium, to levels that are expected to be substantially lower than the existing respective standards established in California. The rulemaking processes are lengthy ones and may take one or more years to complete. If substantially lower standards are adopted, we would expect a material increase in our estimates for environmental liabilities and the related asset for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular quarter.

We are conducting remediation activities, including under various consent decrees and orders, relating to soil or groundwater contamination at certain sites of former or current operations. Under an agreement related to our Burbank and Glendale, California sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain contracts. Letters of credit and surety bonds are generally available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We have total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $4.2 billion at March 27, 2011 and December 31, 2010. Of these amounts, approximately $1.0 billion relate to third-party guarantees.

Approximately 90% and 85% of the $1.0 billion in third-party guarantees outstanding at March 27, 2011 and December 31, 2010 related to guarantees of the contractual performance of joint ventures to which we are a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of our joint venture partners. We evaluate the reputation, technical capabilities, and credit quality of potential joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current joint venture partners will be able to perform their obligations, as they have done through March 27, 2011, and that it will not be necessary to make payments under the guarantees.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have received distributions totaling $282 million each which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 27, 2011, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities measured and recorded at fair value on our Balance Sheets on a recurring basis, and their level within the fair value hierarchy:

	Fair Value Hierarchy (1)
As of March 27, 2011	Level 1	Level 2	Total
	(In millions)
Assets
Equity securities	$95	$—	$95
Mutual funds	358	—	358
U.S. Government securities	—	754	754
Corporate debt securities	—	24	24
U.S. Government-sponsored enterprise securities	—	37	37
Mortgage-backed securities	—	23	23
Other securities	—	16	16
Derivative assets	—	35	35
Liabilities
Derivative liabilities	—	38	38

	Fair Value Hierarchy (1)
As of December 31, 2010	Level 1	Level 2	Total
	(In millions)
Assets
Equity securities	$86	$—	$86
Mutual funds	450	—	450
U.S. Government securities	—	719	719
Corporate debt securities	—	34	34
U.S. Government-sponsored enterprise securities	—	31	31
Mortgage-backed securities	—	24	24
Other securities	—	15	15
Derivative assets	—	26	26
Liabilities
Derivative liabilities	—	33	33
(1)	We considered the following fair value hierarchy to prioritize the inputs we used in the valuation techniques to determine the fair values of the assets and liabilities included in the preceding tables:

•

Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities. Level 1 assets in the preceding tables include equity securities and interests in mutual funds which are valued using quoted market prices.

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets. Level 2 assets in the preceding tables include U.S. Government securities, corporate debt securities, U.S. Government-sponsored enterprise securities, mortgage-backed securities, and other securities which are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals). The Level 2 derivative assets and liabilities primarily relate to foreign currency exchange contracts and are valued based on observable market prices, but are not exchanged in an active market.

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. Investments in the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in other non-operating income, net. As of March 27, 2011 and December 31, 2010, investments in the trust totaled $803 million and $843

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

million and are included within the investment securities categories listed in the tables above. Those investment categories also include available-for-sale securities that we have classified as short-term investments on our Balance Sheets. As of March 27, 2011 and December 31, 2010, these securities primarily consisted of U.S. Treasury securities with a fair value of approximately $500 million and are contractually scheduled to mature in 2011. The cost basis of these securities was not materially different from their respective fair value in either period.

Derivative assets and liabilities included in the tables above primarily relate to derivative financial instruments we use to manage our exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash receipts and cash payments. The majority of our foreign currency exchange contracts are designated as cash flow hedges. We also use derivative financial instruments to manage our exposure to changes in interest rates. Our financial instruments that are subject to interest rate risk principally include fixed rate long-term debt. Our interest rate swap contracts are designated as fair value hedges. We do not hold or issue derivative financial instruments for trading or speculative purposes.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at March 27, 2011 and December 31, 2010 was $2.3 billion and $2.2 billion. The aggregate notional amount of our interest rate swap contracts at March 27, 2011 was $450 million; we had no interest rate swap agreements outstanding at December 31, 2010. The effect of our derivative instruments on our Statements of Earnings for the three months ended March 27, 2011 and March 28, 2010, and on our Balance Sheets as of March 27, 2011 and December 31, 2010, was not material.

Our cash equivalents include highly liquid instruments with remaining maturities at the date of acquisition of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheets approximates fair value. Our accounts receivable and accounts payable are carried at cost, which approximates fair value. The estimated fair values of our long-term debt instruments at March 27, 2011 and December 31, 2010, aggregated approximately $6,071 million and $6,211 million, compared with a carrying amount of approximately $5,526 million and $5,524 million, which excludes the $503 million and $505 million unamortized discount. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

NOTE 9 – OTHER

Matters Included in Earnings

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. Because the tax benefits associated with these future deductions were reflected as deferred tax assets, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense of $96 million ($.25 per share) in the first quarter of 2010.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restructuring Activities

In the third quarter of 2010, we recorded a charge to cost of sales, net of state income tax benefits, of $178 million related to the Voluntary Executive Separation Program (VESP) we announced in July 2010. As of March 27, 2011, the aggregate amount of liabilities relative to the VESP was approximately $165 million. The effective date of termination of employment for most participants was February 1, 2011, with the lump-sum special payments to be made within 90 days from separation of service.

Stockholders’ Equity

Share Repurchase Program

During the first quarter of 2011, we repurchased a total of 3.5 million shares of our common stock for $281 million, of which 0.4 million shares for $30 million were settled and paid for in April 2011. We paid cash totaling $314 million for share repurchases in the first quarter of 2011, which included $63 million for shares we repurchased in December 2010 but that were not paid for until the first quarter of 2011. During the first quarter of 2010, we repurchased 6.5 million shares for $516 million.

In October 2010, our Board of Directors approved a new share repurchase program for the repurchase of our common stock from time-to-time, up to an authorized amount of $3 billion. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. In connection with their approval of the new share repurchase program, our Board of Directors terminated our previous share repurchase program. As of March 27, 2011, we had repurchased a total of 14.7 million shares under the new program for $1,057 million, and there remained $1,943 million authorized for additional share repurchases.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess of purchase price over par value as a reduction of retained earnings.

Stock Option and Restricted Stock Unit Grants

In January 2011, we granted a total of 2.5 million options to purchase our common stock to key employees at an exercise price of $79.60. The fair value of each option on the date of grant was $13.06. We recognize compensation cost for the stock options ratably over the three-year vesting period. In addition, we granted 1.9 million restricted stock units (RSUs) to key employees. The fair value of each RSU on the date of grant was $79.43 and was based on the market value of a share of our common stock on the date of the award. We recognize the related compensation expense ratably over the three-year vesting period.

Dividends

During the first quarter of 2011, we declared and paid quarterly dividends totaling $266 million ($.75 per share). During the first quarter of 2010, we declared and paid quarterly dividends totaling $238 million ($.63 per share).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Comprehensive Income

The components of comprehensive income consisted of the following:

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Net earnings	$530	$533
Other comprehensive income (loss):
Adjustment for postretirement benefit plans, net of tax	165	116
Other, net	17	(13)

Total other comprehensive income	182	103

Comprehensive income	$712	$636

The adjustment for postretirement benefit plans relates to the components of net postretirement benefit plan expense that represent recognized net actuarial losses and the amortization of prior service costs (see Note 6). The net actuarial loss recognition relates primarily to investment losses incurred in 2008 on the assets held in a trust to support our qualified defined benefit pension plans, which previously had been recorded on the Balance Sheet as a reduction to stockholder’s equity in other comprehensive income (loss). When we recognize expense for such items in subsequent periods, we record an increase to stockholders’ equity in other comprehensive income (loss) for the after-tax effects. We have revised the 2010 Statement of Stockholders’ Equity to include a reclassification adjustment for these items by increasing stockholders’ equity through other comprehensive income (loss) by $116 million, with offsetting adjustments to deferred income taxes and postretirement benefit plan liabilities.

Income Taxes

We received net federal and foreign income tax refunds of $236 million and $319 million for the three months ended March 27, 2011 and March 28, 2010. These amounts included refunds of $250 million and $325 million from the Internal Revenue Service (IRS) related to estimated taxes paid for the 2010 and 2009 calendar years.

As of December 31, 2010, we disclosed it was reasonably possible that during the next 12 months, substantially all of our $160 million of unrecognized tax benefits at December 31, 2010 would be eliminated, and that a substantial portion of the reduction could affect earnings, primarily due to our protest to the IRS Appeals Division regarding certain proposed adjustments related to tax years 2003-2008. In April 2011, we were notified that the U.S. Congressional Joint Committee on Taxation completed its review of the IRS Appeals Division’s resolution of certain adjustments related to our tax years 2003-2008. As a result, we expect to record a reduction in our unrecognized tax benefits of approximately $140 million and a reduction of our income tax expense of approximately $90 million in the second quarter of 2011.

Lockheed Martin Corporation

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of March 27, 2011, and the related condensed consolidated statements of earnings for the three-month periods ended March 27, 2011 and March 28, 2010, and the condensed consolidated statements of cash flows for the three-month periods ended March 27, 2011 and March 28, 2010. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

April 27, 2011

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global security company that principally is engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2010, 84% of our $45.8 billion in net sales were made to the U.S. Government. Approximately 60% of our net sales were made to the Department of Defense (DoD), with approximately 24% attributable to non-DoD agencies. Sales to foreign governments amounted to 15% of net sales in 2010, approximately 6% of which was attributable to foreign military sales funded, in whole or in part, by the U.S. Government. The remainder of our net sales was attributable to commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. We organize our business segments based on the nature of the products and services offered.

The following discussion should be read along with our 2010 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

As disclosed in Note 1, on January 1, 2011, we changed the way we account for our services contracts with the U.S. Government. We now recognize sales on those contracts using the percentage-of-completion (POC) method that we use on our product contracts with the U.S. Government. The effect of this change in accounting was not material to our consolidated results of operations or financial position for any period, including the first quarters of 2011 and 2010, is expected to have a less than 1% effect on net sales and segment operating profit for the year 2011, and does not impact cash flows. All prior period amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the new method of accounting.

UPDATE ON INDUSTRY CONSIDERATIONS

The U.S. Government is continuing to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities with the cost of these initiatives and increased deficit spending, particularly in the longer term. This process has the potential to significantly impact acquisition programs.

Relative to the fiscal year 2011 budget, the Congress and the White House reached agreement on a comprehensive appropriations bill to fund the operations of the federal government for the remainder of fiscal year 2011 at a level that is $38 billion below the President’s request for fiscal year 2011. The President signed the bill into law on April 15, 2011. We currently do not expect that the reductions in the 2011 budget will have a material effect on our operations in 2011. From October 1, 2010 through April 14, 2011, the operations of the federal government were financed through a series of continuing resolution funding measures. Operating under the series of continuing resolutions for the first six months of the U.S. Government’s fiscal year did not have a material effect on our operations.

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

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions, except per share data)
Operating Results
Net Sales	$10,633	$10,337
Cost of Sales	(9,831)	(9,441)
Operating Profit	852	938
Interest Expense	(85)	(87)
Other Non-operating Income, Net	19	28
Income Tax Expense	(238)	(360)
Earnings from Continuing Operations	548	519
Earnings (Loss) from Discontinued Operations	(18)	14
Net Earnings	530	533

Diluted Earnings Per Common Share
Continuing Operations	$1.55	$1.38
Discontinued Operations	(.05)	.03

Total	$1.50	$1.41

The following provides an overview of our consolidated results of operations by focusing on key elements in our Statements of Earnings. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, and most of our services sales are generated in our IS&GS and Electronic Systems segments.

Net Sales

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Net Sales
Products	$8,504	$8,319
Services	2,129	2,018

Total	$10,633	$10,337

Net sales for the first quarter of 2011 were $10.6 billion, a $296 million or 3% increase over the first quarter 2010 sales of $10.3 billion. The increase was due to a 2% increase in product sales and a 6% increase in services sales. Product sales increases in Aeronautics and Electronic Systems of about $400 million partially were offset by lower sales in IS&GS and Space. The services sales increase of about $110 million primarily was attributable to Electronic Systems and IS&GS.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Cost of Sales

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions, except percentages)
Cost of Sales
Cost of Product Sales	$(7,603)	$(7,453)
% of Product Sales	89.4%	89.6%
Cost of Services Sales	(1,929)	(1,811)
% of Services Sales	90.6%	89.7%
Unallocated Corporate Costs	(299)	(177)

Total	$(9,831)	$(9,441)

Cost of sales, for both products and services, consist of materials, labor, and subcontracting costs, as well as an allocation of indirect costs (overhead and general and administrative). For each of our thousands of contracts, we manage the nature and amount of costs at the contract level, which form the basis for estimating our total costs at completion of the contract. Management evaluates performance on our contracts by focusing on net sales and operating profit, and not by type or amount of operating expense. For this reason, our discussion of business segment performance focuses on net sales and operating profit. In the event a change in our operating expenses was to materially affect our consolidated results, disclosure would be made of the nature and financial impact of the expense.

Cost of products and services increased $268 million or 3% during the first quarter of 2011 as compared to the first quarter of 2010 in relation to the higher product and services volume. The increase in the percentage of cost of services sales primarily was due to volume on services activities in Electronic Systems. The increase in unallocated corporate costs between the first quarter of 2011 and the first quarter of 2010 primarily was due to an increase of about $120 million in the FAS/CAS pension adjustment (see “Discussion of Business Segments” for a description of this amount).

Operating Profit

Our operating profit for the first quarter of 2011 was $852 million, a decrease of 9% from the $938 million recorded in the comparable 2010 period. The decline in operating profit of $86 million primarily was attributable to an increase in the FAS/CAS pension adjustment. This decline partially was offset by increased operating profit at the Electronic Systems and Space Systems business segments.

Interest Expense

Interest expense for the first quarter of 2011 was $85 million, about the same as the comparable period in 2010.

Other Non-operating Income, Net

Other non-operating income, net was $19 million in the first quarter of 2011 as compared to $28 million in the first quarter of 2010. This decrease primarily was due to a decrease in the net unrealized gains on marketable securities held to fund certain non-qualified employee benefit obligations.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Income Tax Expense

Our effective income tax rates from continuing operations were 30.3% for the first quarter of 2011 and 41.0% for the comparable 2010 period. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and dividends related to certain of our defined contribution plans with an employee stock ownership plan feature.

The effective tax rate for the first quarter of 2011 is lower than the comparable period in 2010 primarily due to legislation enacted in 2010 related to Medicare Part D which increased expense in the first quarter of 2010 and the Research and Development (R&D) tax credit which decreased expense in the first quarter of 2011. In the first quarter of 2010, health care legislation eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D, beginning in 2013. As a result, the Corporation recorded additional income tax expense of $96 million in the first quarter of 2010. In the fourth quarter of 2010, tax legislation retroactively extended the R&D tax credit for two years, from January 1, 2010 to December 31, 2011. While the R&D tax credit extension was retroactive to January 1, 2010, the Corporation did not recognize the benefit until the fourth quarter of 2010.

In April 2011, we were notified that the U.S. Congressional Joint Committee on Taxation completed its review of the IRS Appeals Division’s resolution of certain adjustments related to our tax years 2003-2008. As a result, we expect to record a reduction in our income tax expense of approximately $90 million in the second quarter of 2011.

Earnings from Continuing Operations

Earnings from continuing operations for the first quarter of 2011 were $548 million ($1.55 per share) compared to $519 million ($1.38 per share) reported in the first quarter of 2010.

Earnings (Loss) from Discontinued Operations

Discontinued operations included the operating results for Pacific Architects and Engineers, Inc. (PAE) for all periods presented and those of Enterprise Integration Group (EIG) for the first quarter of 2010. The Corporation closed on its sale of PAE in the second quarter on April 4, 2011 and that of EIG on November 22, 2010. Earnings from discontinued operations resulted in a loss of $18 million ($.05 per share) for the first quarter of 2011 compared to income of $14 million ($.03 per share) reported in the first quarter of 2010.

DISCUSSION OF BUSINESS SEGMENTS

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 4 to the financial statements. The discussion describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarters ended March 27, 2011 and March 28, 2010. We follow an integrated approach for managing the performance of our business segments, and focus those discussions of the results of operations around major products and services.

The following table presents net sales and operating profit of our four business segments. Net sales exclude intersegment revenue, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to other government and commercial contracts. Operating profit of the business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those segments.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit of the business segments excludes the FAS/CAS pension adjustment (see Note 4); expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance; gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. These items are included in “Unallocated Corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings.

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Net Sales
Aeronautics	$3,182	$2,940
Electronic Systems	3,459	3,250
Information Systems & Global Solutions	2,149	2,234
Space Systems	1,843	1,913

Total	10,633	10,337

Operating Profit
Aeronautics	331	331
Electronic Systems	417	379
Information Systems & Global Solutions	194	197
Space Systems	217	207

Total business segments	1,159	1,114

Unallocated Corporate expense, net	(307)	(176)

Total	$852	$938

Our net sales are derived from long-term contracts for DD&P activities and for services provided to the U.S. Government as well as foreign military sales conducted through the U.S. Government. We account for these contracts, as well as DD&P contracts with non-U.S. Government customers, under the POC method of accounting which represent approximately 95% of our net sales. Our remaining net sales are derived from contracts to provide services to non-U.S. Government customers, which we account for under the services accounting model.

Under the POC method of accounting, we record sales on contracts based upon our progress towards completion on a particular contract as well as our estimate of the profit to be earned at completion. Cost-reimbursable contracts, which account for the majority of our net sales, provide for the payment of allowable costs plus a fee. For fixed-priced contracts, net sales and cost of sales are recognized as products are delivered or as costs are incurred. Due to the nature of the POC method of accounting, changes in our costs of sales are typically accompanied by a related change in our net sales.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Changes in performance refer to increases or decreases in the estimated profit booking rates on our contracts accounted for using the POC method of accounting and usually relate to revisions in the total estimated costs at completion that reflect improved or deteriorated conditions on a particular contract. Such changes in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. For example, if we increase the estimated profit booking rate on a cost-reimbursable contract, the increase in sales and operating profit for that contract will reflect a higher return on sales in the current period due to the recognition of the higher profit booking rate on both current period costs as well as previously incurred costs. Our performance adjustments for the first quarter of 2011 were comparable to those for the first quarter of 2010.

Many of our contracts are long-term in nature and often span several years. At the outset of each contract, we estimate the total costs to complete the contract. The estimates consider the technical requirements (for example, a newly-developed product versus a mature product), the schedule and associated tasks (for example, the number and type of milestone events), and costs (for example, material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract, if we successfully retire risks surrounding the technical, schedule and costs aspects of the contract. All of the estimates are subject to change during the performance of the contract and therefore may affect the profit booking rate.

We have a number of programs that are designated as classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results, and are subjected to the same oversight and internal controls as our other programs.

Aeronautics

Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Key programs include the F-35 Lightning II, F-16 Fighting Falcon, F-22 Raptor, C-130J Super Hercules, and the C-5M Super Galaxy. Aeronautics provides logistics support, sustainment, and upgrade modification services for its aircraft. Aeronautics’ operating results included the following:

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions, except percentages)
Net sales	$3,182	$2,940
Operating profit	331	331
Operating margin	10.4%	11.3%

Net sales for Aeronautics increased by $242 million or 8% for the first quarter of 2011 from the comparable 2010 period. The increase primarily was due to higher C-130 volume of approximately $235 million, due to an increase in deliveries (six C-130J deliveries in the first quarter of 2011 compared to three in the first quarter of 2010) and support activities, as well as an increase in volume on the F-35 low-rate initial production (LRIP) work of about $220 million. This increase partially was offset by lower volume of approximately $180 million on the F-22 program, as production continues to wind down with final deliveries expected to be completed in 2012, and lower volume on the F-35 System Development and Demonstration contract of about $85 million as the Corporation continues to transition from development to LRIP work.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit was unchanged for the first quarter of 2011 from the comparable 2010 period. The operating margin decrease reflects the changing life cycles of Aeronautics’ significant programs. Specifically, Aeronautics is performing development and more LRIP work on the F-35 program and is performing less work on the F-22 production program. Development and LRIP contracts typically yield lower profits than mature production programs. Accordingly, while net sales increased in 2011 relative to 2010, operating profit was unchanged and consequently operating margins declined.

Electronic Systems

Our Electronic Systems’ business manages complex programs and designs, develops, produces, and integrates hardware and software solutions to ensure the mission readiness of armed forces and government agencies worldwide. Global security solutions include advanced sensors, decision systems, and weapons for air-, land-, and sea-based platforms. The segment integrates land vehicles, ships, and fixed- and rotary-wing aircraft. Major products and programs include air and missile defense; tactical missiles; weapon fire control systems; surface ship and submarine combat systems; anti-submarine and undersea warfare systems; land, sea-based, and airborne radars; surveillance and reconnaissance systems; simulation and training systems; and integrated logistics and sustainment services. Electronic Systems also manages and operates the Sandia National Laboratories for the U.S. Department of Energy and is part of the consortium that manages the United Kingdom’s Atomic Weapons Establishment.

In the second quarter of 2010 as described in our 2010 Form 10-K, we moved two IS&GS businesses, Readiness & Stability Operations (RSO) and Savi Technology, Inc., to Electronic Systems. The comparative financial information and related discussion of Electronic Systems that follows reflects the realignment. Electronic Systems’ operating results included the following:

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions, except percentages)
Net sales	$3,459	$3,250
Operating profit	417	379
Operating margin	12.1%	11.7%

Net sales for Electronic Systems increased by $209 million or 6% for the first quarter of 2011 from the comparable 2010 period. The increase primarily was attributable to higher volume on various radar system programs of about $130 million, air defense programs, such as Patriot Advanced Capability-3 (PAC-3), of approximately $90 million, and volume on logistics activities, such as Special Operations Forces Contractor Logistics Support Services program, of about $90 million. These increases partially were offset by lower volume on ship and aviation systems programs, such as the Persistent Threat Detection System, of about $85 million.

Operating profit for Electronic Systems increased by $38 million or 10% for the first quarter of 2011 from the comparable 2010 period. The increase primarily was attributable to higher operating profit of about $25 million due to higher volume on air defense programs, such as PAC-3, and about $25 million on fire control systems programs, such as Arrowhead, due to the achievement of production milestones.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Information Systems & Global Solutions

Our IS&GS business segment provides management services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications to U.S. Government and other customers. IS&GS’ key programs and activities include the En-Route Automation Modernization (ERAM) program, the Airborne Maritime Fixed Joint Tactical Radio System (JTRS) program, the Hanford Mission Support contract, and the Decennial Response Integration System (DRIS 2010) program. The DRIS 2010 program, in support of the 2010 census for the U.S. Government, substantially was completed in 2010. IS&GS’ programs also include a large number of indefinite-delivery, indefinite-quantity (IDIQ) and task order types of contracts across each of its lines of business.

As a result of the realignment of two businesses with Electronic Systems in the second quarter of 2010 as described in our 2010 Form 10-K, the following financial information has been reclassified to exclude these businesses for all periods presented, as they are now part of the Electronic Systems segment. We have classified PAE and EIG as discontinued operations (see Note 2) and, therefore, financial information related to these businesses has been excluded from the segment information below. IS&GS’ operating results included the following:

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions, except percentages)
Net sales	$2,149	$2,234
Operating profit	194	197
Operating margin	9.0%	8.8%

Net sales for IS&GS decreased by $85 million or 4% for the first quarter of 2011 from the comparable 2010 period. The volume decrease primarily was attributable to lower volume of about $110 million on the Decennial Response Integration System (DRIS 2010) program that supported the 2010 United States census.

Operating profit for IS&GS essentially was unchanged from the comparable 2010 period. A decrease in operating profit from the absence of DRIS 2010 in 2011 partially was offset by a higher contribution of operating profit from numerous smaller programs.

As disclosed in our 2010 Form 10-K, we expected IS&GS to experience a low single-digit percentage decrease in sales in 2011 as compared to 2010, a decline in operating profit in relation to the decline in sales, and relatively comparable operating margins between the years. While we have not changed our expectations for 2011, we have adjusted our 2010 historical results as a result of our change to the POC method of accounting for services contracts with the U.S. Government as disclosed in Note 1, which in turn affects the trend we disclosed in the Form 10-K. Accordingly, while we continue to expect a low percentage decrease in sales, we expect IS&GS’ 2011 operating profit to increase over 2010 in the mid-single digit percentage range, resulting in an increase in operating margins. IS&GS accounts for the majority of our services net sales.

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

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Net sales	$1,843	$1,913
Operating profit	217	207
Operating margin	11.8%	10.8%

Net sales for Space Systems decreased by $70 million or 4% for the first quarter of 2011 from the comparable 2010 period. The decrease principally was due to lower volume on the Orion program of about $100 million, and the External Tank program of approximately $35 million as the space shuttle program winds down. Partially offsetting this was an increase of about $80 million due to higher volume in government satellite activities.

Operating profit for Space Systems increased by $10 million or 5% for the first quarter of 2011 from the comparable 2010 period. Increased operating profit of about $35 million on government satellites primarily due to achievement of program milestones as well as volume partially was offset by lower operating profit due to volume on the Orion program and the completion of certain missile defense contracts in 2010. Total equity earnings recognized by Space Systems from ULA and USA represented about $50 million or 23% of the segment’s operating profit in the first quarter of 2011, compared to about $55 million or 26% in the first quarter of 2010. Operating margin primarily increased due to the impact of lower sales volume and an increase in operating income, as described above.

Unallocated Corporate Expense, Net

The following table shows the components of unallocated Corporate expense, net, including the CAS expense that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
FAS/CAS pension adjustment:
FAS pension expense	$(455)	$(357)
Less: CAS expense	(224)	(247)

FAS/CAS pension adjustment – income (expense)	(231)	(110)

Stock compensation expense	(39)	(41)
Other, net	(37)	(25)

Total	$(307)	$(176)

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The increase in the FAS pension expense in the first quarter of 2011 compared to the first quarter of 2010 primarily was due to the decrease in the discount rate at December 31, 2010 compared to December 31, 2009, together with the net effect of the recognition of the 2008 investment losses, partially offset by the effects of investment gains in 2009 and 2010 (each as compared to our 8.50% long-term rate of return assumption). This trend is consistent with our expectations based on the assumptions we used in computing the FAS pension expense and CAS funding amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

The change in the “Other, net” component of unallocated Corporate expense, net, in the first quarter of 2011 compared to the first quarter of 2010 primarily was due to higher expense associated with a number of Corporate activities.

LIQUIDITY AND CASH FLOWS

Our access to capital resources that provide liquidity has not been materially affected by the changing economic and market conditions over the past few years. We continually monitor changes in such conditions so that we can timely respond to any related developments. We have generated strong operating cash flows which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, and postretirement benefit plan funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. We issued $728 million of notes in exchange for $611 million of our then outstanding debt securities in 2010.

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

	Quarter Ended
	March 27, 2011	March 28, 2010
	(In millions)
Net Cash Provided by Operating Activities	$1,684	$1,649
Net Cash Used for Investing Activities	(63)	(8)
Net Cash Used for Financing Activities	(537)	(730)

Operating Activities

Net cash provided by operating activities was $1,684 million in the first quarter of 2011, an increase of $35 million from $1,649 million in the first quarter of 2010. The increase between

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

years was driven by a $269 million improvement in cash provided by operating working capital, as discussed below. This increase partially was offset by lower net income tax refunds of about $85 million and the timing of various corporate activities.

Operating working capital accounts consist of receivables, inventories, accounts payable, and customer advances and amounts in excess of costs incurred. The increase in cash provided by operating working capital primarily was due to a decline in inventory and a growth in accounts payable, which partially were offset by increases in accounts receivable and a reduction in customer advances and amounts in excess of costs incurred. The decrease in inventories primarily related to the C-130 programs at Aeronautics. The growth in accounts payable primarily was attributable to the timing of disbursement activities across all of our business segments. Increases in accounts receivable primarily were due to growth on surface naval warfare programs, such as the Aegis Weapons System at Electronic Systems, and increases on the F-16 program at Aeronautics. The declines in customer advances and amounts in excess of costs incurred mainly were attributable to a reduction on C-130 programs at Aeronautics.

We expect to make contributions of $1.3 billion related to our qualified defined benefit pension plans in 2011. We also may review options for further contributions in 2011. No contributions were made in the first quarter of 2011 or 2010. We anticipate recovering approximately $900 million as CAS cost during 2011, with the remainder being recoverable in future years.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are generally incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology (IT) to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $95 million in the first quarter of 2011 and $92 million in the first quarter of 2010. We expect that our operating cash flows will continue to be sufficient to fund our annual capital expenditures over the next few years.

During the first quarter of 2011, proceeds from short-term investment transactions were $10 million compared to $107 million during the first quarter of 2010.

Financing Activities

Share activity and dividends – We paid cash totaling $314 million for share repurchases in the first quarter of 2011, which included $63 million for shares we repurchased in December 2010 but that were not paid for until the first quarter of 2011 (see Note 9 under the caption “Stockholders’ Equity”).

In October 2010, our Board of Directors approved a new share repurchase program for the repurchase of our common stock from time-to-time, up to an authorized amount of $3 billion. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. In connection with their approval of the new share repurchase program, our previous share repurchase program was terminated. As of March 27, 2011, we had repurchased a total of 14.7 million shares under the new program for $1,057 million, and there remained $1,943 million authorized for additional share repurchases. See Part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the first quarter of 2011.

Cash received from the issuance of our common stock in connection with stock option exercises during the first quarters of 2011 and 2010 totaled $43 million and $24 million. Those

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

activities resulted in the issuance of 0.9 million shares and 0.6 million shares during the respective periods.

During the first quarter of 2011, we declared and paid dividends totaling $266 million ($.75 per share). During the first quarter of 2010, we declared and paid dividends totaling $238 million ($.63 per share).

CAPITAL RESOURCES

At March 27, 2011, we held cash and cash equivalents of $3.4 billion and short-term investments of $504 million. Our long-term debt, net of amortized discounts, amounted to $5.0 billion as of March 27, 2011, and mainly is in the form of publicly-issued notes and debentures that bear interest at fixed rates.

At March 27, 2011, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility during the first quarter of 2011. As of March 27, 2011, we were in compliance with all covenants contained in the credit facility agreement, as well as in our debt agreements. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the first quarter of 2011. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $3.8 billion at March 27, 2011, an increase of $294 million from December 31, 2010. The increase primarily was due to net earnings of $530 million, a reclassification adjustment of $165 million related to our postretirement benefit plans and employee stock activity of $129 million. These increases partially were offset by the repurchase of 3.5 million common shares for $281 million and dividends declared of $266 million during the first quarter of 2011. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $151 million recorded as a reduction of retained earnings.

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

During the first quarter of 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K. As disclosed in Note 1, on January 1, 2011, we changed our methodology for recognizing net sales for services contracts with the U.S. Government, and the way we evaluate new or significantly modified contracts with customers other than the U.S. Government, to the extent the contracts include multiple elements,

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

to determine if the individual deliverables should be accounted for as separate units of accounting. However, these changes did not have a material effect on our consolidated results of operations, financial position, or cash flows, or on our related accounting policies.

OTHER MATTERS

Status of F-35 Program

The System Development and Demonstration (SDD) portion of the F-35 program has experienced schedule delays, work scope changes, and cost increases. In the second quarter of 2010, the DoD recertified the F-35 program after completing a legally required review of the program’s priority, capability, cost, and management structure in accordance with the Nunn-McCurdy process. As part of that process, the DoD certified that continuation of the F-35 program is essential to national security, among other findings, and required the completion of a technical baseline review of the program. On January 6, 2011, the Secretary of Defense outlined the recommendations from the technical baseline review. Those recommendations included adding funding to the F-35 development program and extending development through 2016. These funds are to be used for additional development scope, for testing and risk retirement activities to better position the program for production, and to correct prior estimates. We recognized an order related to these activities in the first quarter of 2011.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to program schedule, cost, requirements, and aircraft quantities as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include executing flight tests, supplier and partner performance, and software development. The SDD portion of the F-35 program has approximately $575 million of fee remaining, of which about $50 million has been linked to near-term milestones. Any portion of the remaining fee that we or our partners receive is dependent upon completion of milestones, most of which have not yet been determined.

In addition to continued development efforts, the program continues to ramp up initial aircraft production. In the fourth quarter of 2010, we added 31 aircraft under contract, bringing the total number of production aircraft under contract to 62. We will start delivering initial production aircraft later this year.

Although not exclusively related to the F-35 program, on October 4, 2010, the Defense Contracting Management Agency (DCMA) withdrew its prior validation and determination of compliance of the earned value management system (EVMS) at our Fort Worth, Texas location. EVMS is a tool for managing cost and schedule performance on complex programs. The DCMA may choose to re-audit our EVMS system at any time, but we understand that the DCMA will do so once a performance history on the new SDD baseline is established. The new SDD baseline may not be established until after the initial baseline review is completed in late 2011.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have received distributions totaling $282 million each which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources and/or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement, to meet its

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified ULA related to certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 27, 2011, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010: Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosures About Market Risk” on page 47; Note 1 under the caption “Derivative financial instruments” on page 58; and Note 10 beginning on page 68. During the first quarter of 2011, we entered into interest rate swap contracts that were not material to our financial statements (see Note 8). Our exposures to market risk have not changed materially since December 31, 2010.

Item 4.	Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 27, 2011. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 27, 2011.

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

Lockheed Martin Corporation

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

•	The availability of government funding for the Corporation’s products and services both domestically and internationally due to performance, cost growth, or other factors;

•

Changes in government and customer priorities and requirements (including the potential deferral of awards, terminations or reduction of expenditures, changes to respond to the priorities of Congress and the Administration, budgetary constraints, continuing resolutions, and cost-cutting initiatives);

•

Additional costs or schedule revisions to the F-35 program that may result from the detailed re-planning of the restructured program that is ongoing following completion of the technical baseline review;

•	Actual returns (or losses) on pension plan assets, movements in interest and discount rates and other changes that may affect pension plan assumptions;

•	The effect of capitalization changes (such as share repurchase activity, advance pension funding, option exercises, or debt levels) on earnings per share;

•	Difficulties in developing and producing operationally advanced technology systems;

•	The timing and customer acceptance of product deliveries;

•	Materials availability and performance by key suppliers, subcontractors and customers;

•	Charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

•

The future effect of legislation, rulemaking, and changes in accounting, tax, defense procurement, changes in policy, interpretations or challenges to the allowability of costs incurred under government cost accounting standards or export policies;

•	The future impact of acquisitions or divestitures, joint ventures or teaming arrangements;

•	The outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts);

•	The competitive environment for the Corporation’s products and services and potential for delays in procurement due to bid protests;

•	The ability to attract and retain key personnel; and

•	Economic, business and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulation” on page 9 and “Risk Factors” on pages 10 through 16, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2010; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 22 through 35 of this Form 10-Q; and “Note 2 – Discontinued Operations,” “Note 6 – Postretirement Benefit Plans,” and “Note 7 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on page 9, pages 12 and 13, and pages 13 through 16, respectively, included in this Form 10-Q.

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 7 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K). In the opinion of management and in-house counsel, the probability is remote that the outcome of each of those matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. The results of legal proceedings, however, cannot be predicted with certainty.

We primarily are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed on us, or could lead to our suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2010 Form 10-K (pages 10 through 16) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2010 Form 10-K.

Lockheed Martin Corporation

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 27, 2011.

The following table provides information about our purchases during the quarter ended March 27, 2011 of our equity securities that are registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Amount Available for Future Share Repurchases Under the Program (2)
				(In millions)
January (January 1, 2011 – January 30, 2011)	—	$—	—	$2,224
February (January 31, 2011 – February 27, 2011)	752,500	79.83	752,500	2,164
March (February 28, 2011 – March 27, 2011)	2,767,629	79.73	2,767,629	1,943

(1)

We repurchased a total of 3,520,129 shares of our common stock for approximately $281 million during the quarter ended March 27, 2011 under a share repurchase program that we announced in October 2010.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $3 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of March 27, 2011, we had repurchased a total of 14.7 million shares under the program for $1,057 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 18	Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Change in Accounting Principle

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Lockheed Martin Corporation

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 27, 2011	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Chief Accounting Officer)

