Form 10-Q
period 2011-06-26
LOCKHEED MARTIN CORP
filed 2011-07-27
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2011

Commission File Number: 1-11437

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 26, 2011
Common stock, $1 par value per share	335,622,531

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 26, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Earnings

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions, except per share data)
Net Sales
Products	$9,117	$9,043	$17,621	$17,362
Services	2,434	2,237	4,563	4,255

Total net sales	11,551	11,280	22,184	21,617

Cost of Sales
Products	(8,123)	(8,050)	(15,726)	(15,503)
Services	(2,178)	(2,039)	(4,107)	(3,850)
Severance charges	(97)	—	(97)	—
Unallocated corporate costs	(256)	(149)	(555)	(326)

Total cost of sales	(10,654)	(10,238)	(20,485)	(19,679)

Gross profit	897	1,042	1,699	1,938
Other income, net	87	73	137	115

Operating Profit	984	1,115	1,836	2,053

Interest expense	(84)	(86)	(169)	(173)
Other non-operating income (expense), net	9	(19)	28	9

Earnings from continuing operations before income taxes	909	1,010	1,695	1,889
Income tax expense	(167)	(296)	(405)	(656)

Net earnings from continuing operations	742	714	1,290	1,233

Net earnings (loss) from discontinued operations	—	110	(18)	124

Net Earnings	$742	$824	$1,272	$1,357

Earnings (Loss) Per Common Share
Basic
Continuing operations	$2.16	$1.94	$3.73	$3.33
Discontinued operations	—	.30	(.05)	.33

Basic earnings per common share	$2.16	$2.24	$3.68	$3.66

Diluted
Continuing operations	$2.14	$1.92	$3.69	$3.29
Discontinued operations	—	.30	(.05)	.33

Diluted earnings per common share	$2.14	$2.22	$3.64	$3.62

Cash Dividends Paid Per Common Share	$.75	$.63	$1.50	$1.26

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheets

	June 26, 2011	December 31, 2010
	(In millions, except per share data)
Assets
Current assets
Cash and cash equivalents	$3,268	$2,261
Short-term investments	254	516
Receivables, net	6,547	5,692
Inventories	2,226	2,363
Deferred income taxes	1,140	1,147
Other current assets	519	518
Assets of discontinued operation held for sale	—	396

Total current assets	13,954	12,893
Property, plant and equipment, net	4,421	4,554
Goodwill	9,615	9,605
Deferred income taxes	3,268	3,485
Other assets	4,460	4,576

Total assets	$35,718	$35,113

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,219	$1,627
Customer advances and amounts in excess of costs incurred	6,037	5,890
Salaries, benefits and payroll taxes	1,819	1,870
Other current liabilities	1,981	1,810
Liabilities of discontinued operation held for sale	—	204

Total current liabilities	12,056	11,401
Long-term debt, net	5,031	5,019
Accrued pension liabilities	10,720	10,607
Other postretirement benefit liabilities	1,240	1,213
Other liabilities	3,383	3,376

Total liabilities	32,430	31,616

Stockholders’ equity
Common stock, $1 par value per share	333	346
Additional paid-in capital	—	—
Retained earnings	11,626	12,161
Accumulated other comprehensive loss	(8,671)	(9,010)

Total stockholders’ equity	3,288	3,497

Total liabilities and stockholders’ equity	$35,718	$35,113

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 26, 2011	June 27, 2010
	(In millions)
Operating Activities
Net earnings	$1,272	$1,357
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization of plant and equipment	349	351
Amortization of purchased intangibles	39	49
Stock-based compensation	79	82
Deferred income taxes	59	34
Severance charges	97	—
Reduction in tax expense from resolution of certain tax matters	(89)	—
Tax benefit related to sale of PAE	(15)	(96)
Tax expense related to Medicare Part D reimbursement	—	96
Changes in operating assets and liabilities
Receivables, net	(861)	(536)
Inventories	148	(199)
Accounts payable	592	242
Customer advances and amounts in excess of costs incurred	151	143
Postretirement benefit plans	622	366
Income taxes	196	588
Other, net	(112)	397

Net cash provided by operating activities	2,527	2,874

Investing Activities
Expenditures for property, plant and equipment	(242)	(223)
Net cash provided by (used for) short-term investment transactions	260	(531)
Other, net	236	(50)

Net cash provided by (used for) investing activities	254	(804)

Financing Activities
Repurchases of common stock	(1,313)	(1,247)
Common stock dividends	(524)	(471)
Issuances of common stock and related amounts	65	45
Cash premium and transaction costs for debt exchange	—	(47)
Other	(12)	—

Net cash used for financing activities	(1,784)	(1,720)

Effect of exchange rate changes on cash and cash equivalents	10	(19)

Net increase in cash and cash equivalents	1,007	331
Cash and cash equivalents at beginning of period	2,261	2,391

Cash and cash equivalents at end of period	$3,268	$2,722

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In millions)
Balance at December 31, 2009	$373	$—	$12,351	$(8,595)	$4,129
Cumulative effect of a change in accounting principle (Note 1)	—	—	(163)	—	(163)

Balance at December 31, 2009, as adjusted	373	—	12,188	(8,595)	3,966
Net earnings	—	—	1,357	—	1,357
Repurchases of common stock	(16)	(251)	(1,031)	—	(1,298)
Common stock dividends declared	—	—	(704)	—	(704)
Stock-based awards and ESOP activity	3	251	—	—	254
Other comprehensive income	—	—	—	212	212

Balance at June 27, 2010	$360	$—	$11,810	$(8,383)	$3,787

Balance at December 31, 2010	$346	$—	$12,372	$(9,010)	$3,708
Cumulative effect of a change in accounting principle (Note 1)	—	—	(211)	—	(211)

Balance at December 31, 2010, as adjusted	346	—	12,161	(9,010)	3,497
Net earnings	—	—	1,272	—	1,272
Repurchases of common stock	(17)	(261)	(1,021)	—	(1,299)
Common stock dividends declared	—	—	(786)	—	(786)
Stock-based awards and ESOP activity	4	261	—	—	265
Other comprehensive income	—	—	—	339	339

Balance at June 26, 2011	$333	$—	$11,626	$(8,671)	$3,288

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

We prepared the condensed consolidated financial statements in this Form 10-Q in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. We followed the accounting policies used and disclosed in the consolidated financial statements included in our Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) filed with the Securities and Exchange Commission, except as described below.

We close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

The interim financial information in this Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, necessary for a fair presentation of our results of operations for the interim periods presented. We have reclassified certain amounts in prior years to conform to the current year presentation. The results of operations for the quarter or six months ended June 26, 2011 are not necessarily indicative of results to be expected for the full year. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis from continuing operations.

Change in Accounting Principle

On January 1, 2011, we changed the way we account for our services contracts with the U.S. Government. We now recognize sales on those contracts using the percentage-of-completion (POC) method that we use on our product contracts with the U.S. Government, such that approximately 95% of our sales are recognized under the POC method. All prior period amounts have been adjusted to reflect the new method of accounting.

The effect of this change in accounting was not material to our consolidated results of operations or financial position for any period, including the quarters and six months ended June 26, 2011 and June 27, 2010, and did not impact cash flows. We reduced retained earnings by $211 million at December 31, 2010 to reflect the cumulative effect of adopting the new method. This adjustment reflects the inception-to-date timing differences between the two methods. Specifically, under the POC method, we typically record sales based on costs incurred and an estimated profit margin instead of recording sales ratably over the contract period. We record a loss on a contract in the period it is determined to be probable rather than recording a loss each period over the contract life, and recognize expected award fees over the contract period instead of when notified by the customer of the amount awarded.

We believe the POC method is preferable to the service accounting method we previously used, as consistent sales recognition for all contracts with the U.S. Government better reflects the underlying economics of those contracts and aligns our financial reporting with other companies in our industry. We classify net sales as products or services on our Statements of Earnings based on the attributes of the underlying contracts.

Adoption of New Accounting Standard

On January 1, 2011, we prospectively adopted a new accounting standard that revised accounting guidance related to sales arrangements with multiple deliverables. This standard potentially applies to new or materially modified contracts that are not accounted for under the POC method described above. The adoption did not have a material effect on our financial results in the quarter and six months ended June 26, 2011, and is not expected to have a material effect in future periods.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 2 – CERTAIN MATTERS INCLUDED IN EARNINGS

Severance Charges

In the second quarter of 2011, we recorded severance charges totaling $97 million, net of state tax benefits, of which $49 million and $48 million related to our Aeronautics and Space Systems business segments. The charges reduced our net earnings by $63 million ($.18 per share) and consisted of severance costs associated with the planned elimination of certain positions (both direct and indirect) through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments based on years of service, which are expected to be paid in the second half of 2011.

These severance actions resulted from a strategic review of these businesses to better align our organization and cost structure with changing economic conditions. Specifically, the workforce reduction at Aeronautics is reflective of the global economic conditions which are forcing governments to reduce spending below levels previously planned. The headcount reduction at Space Systems primarily reflects program lifecycles, where several of our major programs are transitioning out of development and into production.

In the third quarter of 2010, we recorded a charge to cost of sales, net of state income tax benefits, of $178 million related to the Voluntary Executive Separation Program (VESP) that we announced in July 2010. The effective date of termination of employment for most participants was February 1, 2011, with the lump-sum special payments to be made within 90 days from separation of service. We have made payments under the program since 2010 with over 90% of the lump-sum special payments made in the second quarter of 2011.

Income Tax Items

In April 2011, the U.S. Congressional Joint Committee on Taxation completed its review of the Internal Revenue Service (IRS) Appeals Division’s resolution of certain adjustments related to our tax years 2003-2008. As a result, in the second quarter of 2011, we recorded a reduction in our income tax expense of $89 million ($.26 per share for the second quarter and $.25 per share for the six-month period) through the elimination of liabilities for unrecognized tax benefits. The remaining balance of our unrecognized tax benefits as of June 26, 2011 is not material.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. Because the tax benefits associated with these future deductions were reflected as deferred tax assets, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense of $96 million ($.25 per share) for the six months ended June 27, 2010.

NOTE 3 – DISCONTINUED OPERATIONS

In June 2010, we announced plans to divest Pacific Architects and Engineers, Inc. (PAE) and most of our Enterprise Integration Group (EIG), two businesses within our Information Systems & Global Solutions (IS&GS) reporting segment. In November 2010, we closed on the sale of EIG. In April 2011, we closed on the sale of PAE for cash and the beneficial interest in certain receivables. Additional amounts related to the completion of certain post-closing items, such as working capital adjustments, and for PAE, the collection of certain receivables, may be recorded in discontinued operations in periods subsequent to the sale dates.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

EIG’s operating results are included in discontinued operations on our Statements of Earnings for the quarter and six months ended June 27, 2010. PAE’s operating results are included in discontinued operations on our Statements of Earnings for the quarter and six months ended June 27, 2010 and through the date of sale in 2011. PAE’s assets and liabilities are classified as held for sale on our December 31, 2010 Balance Sheet. In the following table, we have combined the results of operations of PAE and EIG for the quarter and six months ended June 27, 2010, as the amounts for the individual businesses are not material. As a result of our decision to sell PAE in June 2010, we were required to record a deferred tax asset to reflect the tax benefit that we expected to realize on the sale of PAE, because our tax basis was higher than our book basis. Accordingly, we recorded a $15 million and $96 million deferred tax asset in the first quarter of 2011 and the second quarter of 2010. Summary financial information related to discontinued operations is as follows:

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions)
Net sales	$—	$300	$142	$597
Earnings (loss) before income taxes	$—	$22	$(35)	$43

Earnings (loss) after income taxes	$—	$14	$(33)	$28
Tax benefit from recognition of deferred tax asset related to PAE sale	—	96	15	96

Net earnings (loss) from discontinued operations	$—	$110	$(18)	$124

The major classes of assets and liabilities related to PAE and classified as held for sale on our December 31, 2010 Balance Sheet is listed in the table below.

December 31, 2010
(In millions)
Assets
Receivables, net	$253
Goodwill and other assets	143

Assets of discontinued operation held for sale	$396

Liabilities
Accounts payable and accrued expenses	$125
Other liabilities	79

Liabilities of discontinued operation held for sale	$204

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – EARNINGS PER COMMON SHARE

We compute basic and diluted earnings per share amounts based on net earnings for the periods presented. We use the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Our calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock units based on the treasury stock method.

The calculations of basic and diluted earnings per share are as follows:

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions, except per share data)
Net earnings:
Net earnings from continuing operations	$742	$714	$1,290	$1,233
Net earnings (loss) from discontinued operations	—	110	(18)	124

Net earnings for basic and diluted computations	$742	$824	$1,272	$1,357

Weighted average common shares outstanding:
Average number of common shares outstanding for basic computations	342.8	367.6	345.6	370.6
Dilutive stock options and restricted stock units	3.8	4.1	4.0	4.1

Average number of common shares outstanding for diluted computations	346.6	371.7	349.6	374.7

Earnings (loss) per common share:
Basic
Continuing operations	$2.16	$1.94	$3.73	$3.33
Discontinued operations	—	.30	(.05)	.33

Basic earnings per common share	$2.16	$2.24	$3.68	$3.66

Diluted
Continuing operations	$2.14	$1.92	$3.69	$3.29
Discontinued operations	—	.30	(.05)	.33

Diluted earnings per common share	$2.14	$2.22	$3.64	$3.62

Stock options to purchase 16.9 million shares of common stock for both the quarter and six months ended June 26, 2011 and 14.7 million shares of common stock for both the quarter and six months ended June 27, 2010 were not included in the computation of diluted earnings per share, as their effect would have been anti-dilutive.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 5 – BUSINESS SEGMENT INFORMATION

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered.

The financial information in the following table excludes the PAE and EIG businesses from the IS&GS business segment information (Note 3) for all periods presented. Also, the financial information in the following table for 2010 has been adjusted to reflect our change in the methodology for recognizing net sales for services contracts with the U.S. Government (Note 1).

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

Operating profit of the business segments excludes the FAS/CAS pension adjustment (defined below); expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance; gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. These items are included in “Unallocated corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS) rules. The FAS/CAS pension adjustment represents the difference between pension expense or income calculated under financial accounting standards (FAS) in accordance with GAAP and pension expense calculated and funded in accordance with CAS. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Selected Financial Data by Business Segment

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions)
Net sales
Aeronautics	$3,423	$3,143	$6,605	$6,083
Electronic Systems	3,755	3,534	7,214	6,784
Information Systems & Global Solutions	2,361	2,522	4,510	4,756
Space Systems	2,012	2,081	3,855	3,994

Total (1)	$11,551	$11,280	$22,184	$21,617

Operating profit
Aeronautics	$400	$370	$731	$701
Electronic Systems	466	441	883	820
Information Systems & Global Solutions	213	210	407	407
Space Systems	263	246	480	453

Total business segments	1,342	1,267	2,501	2,381
Unallocated corporate expense, net	(358)	(152)	(665)	(328)

Total	$984	$1,115	$1,836	$2,053

Intersegment revenue
Aeronautics	$45	$35	$82	$74
Electronic Systems	255	232	504	449
Information Systems & Global Solutions	213	243	408	451
Space Systems	26	37	51	60

Total	$539	$547	$1,045	$1,034

(1)	Approximately 84% and 82% of our total net sales for the quarter and six months ended June 26, 2011 were made with the U.S. Government. The remainder of our total net sales primarily were made with international customers, including sales made to foreign governments through the U.S. Government (i.e., foreign military sales), which represented 15% of total net sales for the quarter and 17% for the six months ended June 26, 2011.

Approximately 85% of our total net sales for the quarter and six months ended June 27, 2010 were made with the U.S. Government. The remainder of our total net sales primarily were made with international customers, which represented 14% of total net sales for the quarter and six months ended June 27, 2010. These percentages are consistent with fiscal year 2010, during which international sales were 14% of total net sales.

	June 26, 2011	December 31, 2010
	(In millions)
Assets
Aeronautics	$5,913	$5,231
Electronic Systems	9,991	9,925
Information Systems & Global Solutions	5,441	5,463
Space Systems	3,225	3,041

Total business segments	24,570	23,660
Corporate assets (1)	11,148	11,057
Assets of discontinued operation held for sale	—	396

Total	$35,718	$35,113

(1)	Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, deferred environmental assets, and investments held in a Rabbi Trust.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6 – INVENTORIES

Inventories consisted of the following components:

	June 26, 2011	December 31, 2010
	(In millions)
Work-in-process, primarily related to long-term contracts and programs in progress	$7,028	$6,508
Less: Customer advances and progress payments	(5,248)	(4,788)

	1,780	1,720
Other inventories	446	643

Total inventories	$2,226	$2,363

NOTE 7 – POSTRETIREMENT BENEFIT PLANS

The net pension cost and the net postretirement benefit cost related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions)
Qualified defined benefit pension plans
Service cost	$244	$226	$487	$451
Interest cost	479	469	959	938
Expected return on plan assets	(508)	(507)	(1,016)	(1,014)
Amortization of prior service cost	21	20	41	41
Recognized net actuarial losses	220	149	440	298

Total net pension expense	$456	$357	$911	$714

Retiree medical and life insurance plans
Service cost	$8	$9	$16	$18
Interest cost	40	41	81	82
Expected return on plan assets	(35)	(32)	(70)	(64)
Amortization of prior service cost	(4)	(4)	(8)	(8)
Recognized net actuarial losses	9	7	17	13

Total net postretirement expense	$18	$21	$36	$41

Based on our known requirements as of June 26, 2011, approximately $1.0 billion of contributions related to our qualified defined benefit pension plans are expected to be required in 2011. We made $325 million in contributions to those plans during the quarter and six months ended June 26, 2011. We plan to make additional contributions of $975 million this year, inclusive of required amounts, for a total of $1.3 billion. We also may review options for further voluntary contributions in 2011. We do not expect any contributions to be required related to the retiree medical and life insurance plans in 2011.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 8 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings discussed below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. Unless otherwise indicated, a range of loss associated with any individual legal proceeding set forth below reasonably cannot be estimated. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items that have been previously reported.

Legal Proceedings

On July 20, 2011, the City of Pontiac General Employees Retirement System filed a class action lawsuit against us and two of our executive officers (Robert J. Stevens, Chairman and Chief Executive Officer, and Bruce L. Tanner, Executive Vice President and Chief Financial Officer) in the U.S. District Court for the Southern District of New York. The complaint, filed on behalf of purchasers of our common stock from April 21, 2009 through July 21, 2009, alleges that we violated certain sections of the federal securities laws (including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934) by allegedly making statements, primarily about the then-expected performance of our IS&GS business segment, that contained either false statements of material facts or omitted material facts necessary to make the statements made not misleading, or engaged in other acts that operated as an alleged fraud upon class members who purchased our common stock during that period. The complaint further alleges that the statutory safe harbor provided for forward-looking statements does not apply to any of the allegedly false statements. The complaint does not allege a specific amount of monetary damages. We believe that the allegations are without merit and intend to defend against the action and any related actions that may be filed.

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter alleging that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $230 million and US $62 million, based on the exchange rate as of June 26, 2011). The MoD has demanded repayment of amounts paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of June 26, 2011), and interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position. We have commenced an arbitration proceeding against the MoD pursuant to the contract terms and are seeking damages for wrongful termination of the contract.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On September 11, 2006, we and Lockheed Martin Investment Management Company (LMIMCo), a subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a class of purportedly similarly situated participants and beneficiaries in two of our 401(k) plans. Plaintiffs allege that we or LMIMCo caused our plans to pay expenses that were higher than reasonable by, among other actions, permitting service providers of the plans to engage in revenue sharing, paying investment management fees for the company stock funds, and causing the company stock funds to hold cash for liquidity, thus reducing the return on those funds. The plaintiffs also allege that we failed to disclose information appropriately relating to the fees associated with managing the plans. In August 2008, plaintiffs filed an amended complaint, adding allegations that we breached fiduciary duties under ERISA by providing inadequate disclosures with respect to the Stable Value Fund offered under our 401(k) plans. The complaint does not allege a specific calculation of damages, and we cannot reasonably estimate the possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them. On March 31, 2009, the Judge dismissed a number of the plaintiffs’ claims, leaving three claims for trial, specifically the plaintiffs’ claims involving the company stock funds, the Stable Value Fund, and overall fees. The Court also granted class certification on two of the plaintiffs’ claims. We appealed the class certification. On March 15, 2011, the U.S. Court of Appeals for the Seventh Circuit vacated the Court’s class certification. The case has been remanded to the District Court.

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

As described in the “Environmental Matters” discussion below, we are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental matters and remediation obligations. This includes the litigation we have been in with certain residents of Redlands, California since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. In 2006, the California Court of Appeal dismissed the plaintiffs’ punitive damages claim. In 2008, the trial court dismissed the remaining first tier plaintiffs, ending the first round of individual trials. The dismissal was affirmed by both the California Court of Appeal and the California Supreme Court. The trial court has now established the procedures for the litigation of the next round of individual plaintiffs, and pre-trial proceedings are now underway. The complaint does not allege a specific calculation of damages, and we cannot reasonably estimate the possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record an asset

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, and our history of receiving reimbursement of such costs. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to be unallowable for pricing under U.S. Government contracts, in our cost of sales at the time the liability is established. At June 26, 2011, and December 31, 2010, the aggregate amount of liabilities recorded relative to environmental matters was $921 million and $935 million, of which $807 million is recorded in other liabilities on the Balance Sheets at June 26, 2011 and December 31, 2010, with the remainder recorded in other current liabilities. We have recorded assets totaling $797 million and $810 million at June 26, 2011, and December 31, 2010, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $699 million are recorded in other assets on the Balance Sheets at June 26, 2011 and December 31, 2010, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately twenty years.

Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions, which results in the calculation of a range of estimates for a particular environmental remediation site.

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

In January 2011, both the U.S. Environmental Protection Agency and the California Office of Environmental Health Hazard Assessment announced plans to regulate two chemicals, perchlorate and hexavalent chromium, to levels that are expected to be substantially lower than the existing respective standards established in California. The rulemaking processes are lengthy ones and may take one or more years to complete. If substantially lower standards are adopted, we would expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular quarter.

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

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds are generally available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We have total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $4.1 billion and $4.2 billion at June 26, 2011 and December 31, 2010. Of these amounts, approximately $1.0 billion relate to third-party guarantees.

Approximately 90% and 85% of the $1.0 billion in third-party guarantees outstanding at June 26, 2011 and December 31, 2010 related to guarantees of the contractual performance of joint ventures to which we are currently or were previously a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. We evaluate the reputation, technical capabilities, and credit quality of potential joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through June 26, 2011, and that it will not be necessary to make payments under the guarantees.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $305 million which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 26, 2011, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities measured and recorded at fair value on our Balance Sheets on a recurring basis, and their level within the fair value hierarchy:

	Fair Value Hierarchy (1)
As of June 26, 2011	Level 1	Level 2	Total
	(In millions)
Assets
Equity securities	$90	$—	$90
Mutual funds	346	—	346
U.S. Government securities	—	510	510
Other securities	—	103	103
Derivative assets	—	39	39
Liabilities
Derivative liabilities	—	28	28

	Fair Value Hierarchy (1)
As of December 31, 2010	Level 1	Level 2	Total
	(In millions)
Assets
Equity securities	$86	$—	$86
Mutual funds	450	—	450
U.S. Government securities	—	719	719
Other securities	—	104	104
Derivative assets	—	26	26
Liabilities
Derivative liabilities	—	33	33
(1)	We considered the following fair value hierarchy to prioritize the inputs we used in the valuation techniques to determine the fair values of the assets and liabilities included in the preceding tables:

•

Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities. Level 1 assets in the preceding tables include equity securities and interests in mutual funds which are valued using quoted market prices.

•

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets. Level 2 assets in the preceding tables are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals). The Level 2 derivative assets and liabilities relate to foreign currency exchange and interest rate swap contracts and are valued based on observable market prices, but are not exchanged in an active market.

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. Investments in the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in other non-operating income (expense), net. As of June 26, 2011 and December 31, 2010, investments in the trust totaled $795 million and $843 million and are included within the investment securities categories listed in the tables above. Those investment categories also include available-for-sale securities not held in the trust that we have classified as short-term investments on our Balance Sheets. As of June 26, 2011 and December 31, 2010, these securities primarily consisted of U.S. Treasury securities with a fair value of approximately $250 million and $500 million, which are contractually scheduled to mature in 2011. The cost basis of these securities was not materially different from their respective fair value in any periods presented.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Derivative assets and liabilities included in the tables above relate to derivative financial instruments that we use to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash receipts and cash payments. The majority of our foreign currency exchange contracts are designated as cash flow hedges. We also use derivative financial instruments to manage our exposure to changes in interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate, long-term debt. Our interest rate swap contracts are designated as fair value hedges. We do not hold or issue derivative financial instruments for trading or speculative purposes.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at June 26, 2011 and December 31, 2010 was $2.0 billion and $2.2 billion. The aggregate notional amount of our interest rate swap contracts at June 26, 2011 was $450 million, and we had no interest rate swap contracts outstanding at December 31, 2010. The effect of our derivative instruments on our Statements of Earnings for the quarters and six months ended June 26, 2011 and June 27, 2010, and on our Balance Sheets as of June 26, 2011 and December 31, 2010, was not material.

Our cash equivalents include highly liquid instruments with remaining maturities at the date of acquisition of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheets approximates fair value. Our accounts receivable and accounts payable are carried at cost, which approximates fair value. The estimated fair values of our long-term debt instruments at June 26, 2011 and December 31, 2010, aggregated $6,194 million and $6,211 million, compared with a carrying amount of $5,533 million and $5,524 million, which excludes the $502 million and $505 million unamortized discount. The fair values of our long-term debt instruments were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

NOTE 10 – OTHER

Long-term Debt

In May 2010, we issued $728 million of new 5.72% Notes due 2040 (the New Notes) in exchange for $611 million of our then outstanding debt securities (the Old Notes). We paid a premium of $158 million in the exchange, of which $117 million was in the form of New Notes. The remaining $41 million, along with $6 million in expenses associated with the transaction, was paid in cash and is included in the Statement of Cash Flows in financing activities. The premium paid to exchange the Old Notes was recorded as a discount on the New Notes and will be amortized as additional interest expense over the life of the New Notes, using the effective interest method.

Stockholders’ Equity

Share Repurchase Program

During the first six months of 2011, we repurchased a total of 16.5 million shares of our common stock for $1,299 million, of which 0.6 million shares for $49 million were settled and paid for in July 2011. We paid cash totaling $1,313 million for share repurchases in the first six months of 2011, which included $63 million for shares we repurchased in December 2010 but that were not paid for until January 2011. During the first six months of 2010, we repurchased a total of 16.2 million shares for $1,298 million, of which 0.6 million shares for $51 million were settled and paid for in July 2010.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Our share repurchase program provides for the repurchase of our common stock from time-to-time, up to an authorized amount of $3 billion. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of June 26, 2011, we had repurchased a total of 27.7 million shares under the program for $2,074 million, and there remained $926 million authorized for additional share repurchases.

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

Stock Option and Restricted Stock Unit Grants

In January 2011, we granted a total of 2.5 million options to purchase our common stock to key employees at an exercise price of $79.60. The fair value of each option on the date of grant was $13.06. We recognize compensation cost for most of these stock options ratably over the three-year vesting period. In addition, we granted 1.9 million restricted stock units (RSUs) to key employees. The fair value of each RSU on the date of grant was $79.43 and was based on the market value of a share of our common stock on the date of the award. We recognize the related compensation expense ratably over the three-year vesting period.

Dividends

During the first six months of 2011, we declared and paid quarterly dividends totaling $524 million ($.75 per share). In June 2011, we also declared our third quarter dividend totaling $258 million ($.75 per share), which was recorded as a current liability and a reduction of retained earnings on the declaration date. The dividend will be paid in September 2011. During the first six months of 2010, we declared and paid quarterly dividends totaling $471 million ($.63 per share).

Comprehensive Income

The components of comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions)
Net earnings	$742	$824	$1,272	$1,357
Other comprehensive income (loss):
Adjustment for postretirement benefit plans, net of tax	165	115	330	231
Other, net	(8)	(6)	9	(19)

Total other comprehensive income	157	109	339	212

Comprehensive income	$899	$933	$1,611	$1,569

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The adjustment for postretirement benefit plans relates to the components of net postretirement benefit plan expense that represent recognized net actuarial losses and the amortization of prior service costs, net of tax (Note 7). The net actuarial loss recognition relates primarily to investment losses incurred in 2008 on the assets held in a trust to support our qualified defined benefit pension plans, which previously had been recorded on the Balance Sheet as a reduction to stockholders’ equity in other comprehensive income (loss). When we recognize expense for such items in subsequent periods, we record an increase to stockholders’ equity in other comprehensive income (loss) for the after-tax effects. We have revised the June 27, 2010 Statement of Stockholders’ Equity to include a reclassification adjustment for these items by increasing stockholders’ equity through other comprehensive income (loss) by $231 million, with related adjustments to deferred income taxes and postretirement benefit plan liabilities.

Income Taxes

We made federal and foreign income tax payments, net of refunds received, of $229 million during the six months ended June 26, 2011. We received federal and foreign income tax refunds, net of payments made, of $69 million during the six months ended June 27, 2010. These amounts included refunds of $250 million and $325 million received in the first quarter of 2011 and 2010 from the IRS related to estimated taxes paid for the 2010 and 2009 calendar years.

Changes in Estimates

Accounting for contracts under the POC method requires judgment relative to assessing risks, estimating contract revenues and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables and, accordingly, are subject to change. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes.

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract, or may decrease if we are not successful in retiring the risks and, as a result, our estimated costs at completion increase.

Our net profit booking rate adjustments resulting from changes in estimates increased operating profit, net of state taxes, by approximately $425 million and $350 million for the quarters ended June 26, 2011 and June 27, 2010, and approximately $750 million and $650 million for the six months ended June 26, 2011 and June 27, 2010. These adjustments increased net earnings by approximately $275 million ($.80 per share) and $225 million ($.60 per share) for the quarters ended June 26, 2011 and June 27, 2010, and approximately $500 million ($1.45 per share) and $425 million ($1.15 per share) for the six months ended June 26, 2011 and June 27, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard which changes the requirements for presenting comprehensive income in the financial statements. The new standard eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity and instead requires net income, components of

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

OCI, and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. The standard will be effective for us beginning with our first quarter 2012 reporting and will be applied retrospectively. The adoption of the standard will not have an effect on our results of operations, financial position, or cash flows as it only requires a change in the presentation of OCI in our consolidated financial statements.

Lockheed Martin Corporation

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of June 26, 2011, and the related condensed consolidated statements of earnings for the quarters and six months ended June 26, 2011 and June 27, 2010, and the condensed consolidated statements of cash flows and stockholders’ equity for the six months ended June 26, 2011 and June 27, 2010. These financial statements are the responsibility of the Corporation’s management.

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

July 27, 2011

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global security company and principally engage in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2010, approximately 85% of our $45.8 billion in net sales were to the U.S. Government, either as a prime contractor or as a subcontractor. Our U.S. Government sales were to both Department of Defense (DoD) and non-DoD agencies. The remainder of our net sales primarily were to international customers (including foreign military sales funded, in whole or in part, by the U.S. Government), which represented approximately 14% of our 2010 net sales. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

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

As disclosed in Note 1, on January 1, 2011, we changed the way we account for our services contracts with the U.S. Government. We now recognize sales on those contracts using the percentage-of-completion (POC) method that we use on our product contracts with the U.S. Government. The effect of this change in accounting was not material to our consolidated results of operations or financial position for any period, including the quarters and six months ended June 26, 2011 and June 27, 2010, is expected to have an immaterial effect on net sales and segment operating profit for the year 2011, and does not impact cash flows. All prior period amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the new method of accounting.

UPDATE ON INDUSTRY CONSIDERATIONS

The U.S. Government is continuing to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities with the cost of these initiatives and increased deficit spending, particularly in the longer term. This process has the potential to adversely affect acquisition programs, but decisions regarding specific programs have not been made or announced.

Relative to the fiscal year 2011 budget, the Administration and Congress reached agreement on a comprehensive appropriations bill to fund the operations of the federal government for the remainder of fiscal year 2011 at a level that is $38 billion below the President’s request for fiscal year 2011. The President signed the bill into law on April 15, 2011. We currently do not expect that the reductions in the 2011 budget will have a material effect on our operations in 2011.

The Administration and Congress are debating debt and deficit reductions as part of a package that would raise the Treasury Department’s borrowing limit, or debt ceiling. The Administration and Congress are in discussions to act to increase the debt ceiling, but it remains unclear whether the action will occur prior to the estimated deadline of August 2, 2011, or whether

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

subsequent actions to increase the debt ceiling or specific deficit reductions will be required. Should the Administration and the Congress fail to adopt legislation that raises the debt limit, it is not clear how the U.S. Department of the Treasury or individual agencies would prioritize which obligations would be honored and which would be deferred. In such an event, there could be significant disruption to all discretionary programs. Although we believe that key defense, intelligence, and homeland security programs would receive priority, the effect on individual programs or Lockheed Martin cannot be predicted at this time.

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is long-term and involves many types of design, development, and production (DD&P) contracts with varying production delivery schedules, the results of operations of a particular quarter or year-to-date period, or quarter-to-quarter or year-to-date comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis from continuing operations, unless otherwise noted.

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions, except per share data)
Operating Results
Net sales	$11,551	$11,280	$22,184	$21,617
Cost of sales	(10,654)	(10,238)	(20,485)	(19,679)
Operating profit	984	1,115	1,836	2,053
Interest expense	(84)	(86)	(169)	(173)
Other non-operating income (expense), net	9	(19)	28	9
Income tax expense	(167)	(296)	(405)	(656)
Net earnings from continuing operations	742	714	1,290	1,233
Net earnings (loss) from discontinued operations	—	110	(18)	124
Net earnings	742	824	1,272	1,357

Diluted Earnings Per Common Share
Continuing operations	$2.14	$1.92	$3.69	$3.29
Discontinued operations	—	.30	(.05)	.33

Total	$2.14	$2.22	$3.64	$3.62

The following provides an overview of our consolidated results of operations by focusing on key elements in our Statements of Earnings. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, and most of our services sales are generated in our Electronic Systems and IS&GS segments.

Net Sales

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions)
Net Sales
Products	$9,117	$9,043	$17,621	$17,362
Services	2,434	2,237	4,563	4,255

Total	$11,551	$11,280	$22,184	$21,617

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net sales for the second quarter of 2011 were $11.6 billion, a $271 million or a 2% increase over the second quarter of 2010 net sales of $11.3 billion. The increase was due to a 1% increase in product sales and a 9% increase in services sales. Product sales increases in Aeronautics and Electronic Systems of about $350 million partially were offset by lower product sales in IS&GS and Space Systems. The services sales increase of about $200 million primarily was attributable to Electronic Systems and IS&GS.

Net sales for the first six months of 2011 were $22.2 billion, a $567 million or a 3% increase over the $21.6 billion recorded in the comparable 2010 period. The increase was due to a 1% increase in product sales and a 7% increase in services sales. Product sales increases in Aeronautics and Electronic Systems of about $745 million partially were offset by lower product sales in IS&GS and Space Systems. The services sales increase of about $305 million primarily was attributable to Electronic Systems and IS&GS.

Cost of Sales

Cost of sales, for both products and services, consist of materials, labor, and subcontracting costs, as well as an allocation of indirect costs (overhead and general and administrative). For each of our contracts, we manage the nature and amount of costs at the contract level, which form the basis for estimating our total costs at completion of the contract.

Management evaluates performance on our contracts by focusing on net sales and operating profit, and not by type or amount of operating expense. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing the business. This approach is consistent with the overall life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit, and monitors performance on our contracts in a similar manner through their completion.

We regularly provide customers with reports of our costs as the contract progresses. The cost information in the reports is accumulated in a manner specified by the requirements of each contract. For example, cost data provided to our customer for a product would typically align to the subcomponents of that product (such as a wing-box on an aircraft) or for services, the type of work being performed (such as help-desk support).

Our contracts generally are cost-based, which allows for the recovery of costs in the pricing of our products and services. Most of our contracts generally are bid and negotiated with our customers based on the mutual awareness of our estimated costs to provide the product or service. This approach for negotiating contracts with our U.S. Government customers generally allows for the recovery of our costs. We also may enter into long-term supply contracts for certain materials or components, to coincide with the production schedule of certain products and to ensure their availability at known unit prices.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions, except percentages)
Cost of Sales
Cost of product sales	$(8,123)	$(8,050)	$(15,726)	$(15,503)
% of product sales	89.1%	89.0%	89.2%	89.3%
Cost of services sales	(2,178)	(2,039)	(4,107)	(3,850)
% of services sales	89.5%	91.1%	90.0%	90.5%
Severance charges	(97)	—	(97)	—
Unallocated corporate costs	(256)	(149)	(555)	(326)

Total	$(10,654)	$(10,238)	$(20,485)	$(19,679)

Approximately 95% of our contracts are accounted for using the POC method of accounting. Under the POC method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our cost of sales at the consolidated level should be read in tandem with our “Discussion of Business Segments,” because, due to the nature of POC accounting, changes in our cost of sales are typically accompanied by a corresponding change in our net sales.

Cost of Product Sales – Cost of product sales increased by $73 million or 1% for the second quarter of 2011 from the comparable 2010 period. This increase primarily was due to higher product volume, as the percentage of cost of product sales relative to product sales has remained consistent period over period. For the quarter, cost of product sales increased primarily due to higher volume associated with the delivery of an additional C-130J aircraft, work performed on C-5 programs and F-35 low-rate initial production (LRIP) contracts as well as F-16 support activities of about $365 million at Aeronautics. Also, increased production on air defense (including Terminal High Altitude Area Defense (THAAD) and Patriot Advanced Capability-3 (PAC-3)) and tactical missile (including Hellfire) programs at Electronic Systems increased cost of product sales by approximately $165 million. These increases partially were offset by lower costs due to the absence of the Decennial Response Integration System (DRIS) program that supported the 2010 United States census at IS&GS of approximately $220 million and lower production levels on the F-22 program at Aeronautics of about $130 million and on the NASA Orion program at Space Systems of approximately $80 million.

Cost of product sales increased by $223 million or 1% for the first six months of 2011 from the comparable 2010 period. This increase primarily was due to higher product volume, as the percentage of cost of product sales relative to product sales has remained consistent period over period. For the year-to-date period, cost of product sales increased primarily due to higher costs associated with the delivery of seven additional C-130J aircraft, work performed on C-5 programs and F-35 LRIP contracts as well as F-16 support activities of about $860 million at Aeronautics. Also, production on air defense (including THAAD and PAC-3), tactical missile (including Hellfire), and radar programs at Electronic Systems increased cost of product sales by approximately $360 million. These increases partially were offset by lower costs due to the absence of the DRIS program at IS&GS of approximately $320 million, lower production levels on the F-22 and F-35 System Development and Demonstration programs at Aeronautics of about $380 million, and on the NASA Orion and NASA external tank programs at Space Systems of approximately $230 million.

Cost of Services Sales – Cost of services sales increased by $139 million or 7% for the quarter and $257 million or 7% for the first six months of 2011 from the comparable 2010 periods. In both periods, this increase primarily was due to higher services volume in logistics support services at Electronic Systems, primarily due to the Special Operations Forces Contractor

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Logistics Support Services (SOF CLSS) program of approximately $95 million for the quarter and about $180 million for the six first months of 2011, with the remainder of the increase attributable to work performed on numerous smaller programs at IS&GS. For the quarter, the approximate 2% decrease in percentage of cost of services sales relative to services sales primarily was due to the achievement of program milestones and other factors on numerous programs at IS&GS. For the year-to-date period, the percentage of cost of services sales relative to services sales declined slightly due to the aforementioned factors at IS&GS, partially offset by volume on SOF CLSS, which provides a lower margin relative to other Electronic Systems programs.

Severance Charges – In the second quarter of 2011, we recorded severance charges totaling $97 million, net of state tax benefits, of which $49 million and $48 million related to our Aeronautics and Space Systems business segments. The charges reduced our net earnings by $63 million ($.18 per share) and consisted of severance costs associated with the planned elimination of certain positions (both direct and indirect) through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments based on years of service, which are expected to be paid in the second half of 2011. We expect to recover a substantial amount of the severance charge in future periods through sales of products and services to the U.S. Government and other customers.

These severance actions resulted from a strategic review of these businesses to better align our organization and cost structure with changing economic conditions. Specifically, the workforce reduction at Aeronautics is reflective of the global economic conditions which are forcing governments to reduce spending below levels previously planned. The headcount reduction at Space Systems primarily reflects program lifecycles, where several of our major programs are transitioning out of development and into production.

Unallocated Corporate Costs – Unallocated corporate costs were $256 million and $555 million for the quarter and six months ended June 26, 2011 compared to $149 million and $326 million for the quarter and six months ended June 27, 2011. In both periods, the increase primarily was attributable to an increase in the FAS/CAS pension adjustment (see “Discussion of Business Segments” for a description of this amount).

Changes in our cost of sales between periods were not material, except as described above. The period-over-period change in our cost of sales was due to the volume of costs resulting from production, deliveries of products, and/or services provided on our portfolio of contracts. We have not identified any developing trends in cost of sales that would have a material impact on our future operations.

Operating Profit

Our operating profit for the second quarter of 2011 was $984 million, a decrease of 12% from the $1,115 million recorded in the comparable 2010 period. Operating profit for the first six months ended June 26, 2011 was $1,836 million, a decrease of 11% from the $2,053 million recorded in the comparable 2010 period. In both quarter and six month periods, the decline in operating profit of $131 million and $217 million primarily was attributable to an increase in the FAS/CAS pension adjustment and the severance charges as discussed above. These declines partially were offset by increased operating profit at the Aeronautics, Electronic Systems, and Space Systems business segments.

Interest Expense

Interest expense for the quarter and six months ended June 26, 2011 was $84 million and $169 million, about the same as the comparable periods in 2010.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Non-operating Income (Expense), Net

Other non-operating income (expense), net was income of $9 million in the second quarter of 2011, compared to expense of $19 million in the second quarter of 2010. Other non-operating income (expense), net was income of $28 million in the first six months of 2011, compared to income of $9 million in the comparable 2010 period. The increase in both periods primarily was due to net unrealized gains on marketable securities held to fund certain non-qualified employee benefit obligations.

Income Tax Expense

Our effective income tax rates from continuing operations were 18.4% and 23.9% for the quarter and six months ended June 26, 2011, compared to 29.3% and 34.7% for the quarter and six months ended June 27, 2010. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and dividends related to certain of our defined contribution plans with an employee stock ownership plan feature.

The effective tax rates for the quarter and six months ended June 26, 2011 were lower than the comparable periods in 2010 primarily due to the completion by the U.S. Congressional Joint Committee on Taxation (JCT) of its review of IRS Appeals’ resolution of certain adjustments related to tax years 2003-2008, and the research and development (R&D) tax credit. As a result of the JCT’s completion of its review in April 2011, we recorded a reduction in income tax expense in the second quarter of 2011 of $89 million ($.26 per share for the second quarter and $.25 per share for the six-month period). In the fourth quarter of 2010, tax legislation retroactively extended the R&D tax credit for two years, from January 1, 2010 to December 31, 2011. We recognized R&D tax credits of $9 million and $17 million as a reduction of income tax expense in the quarter and six months ended June 26, 2011. While the R&D tax credit extension was retroactive to January 1, 2010, we did not recognize the benefit until the fourth quarter of 2010.

The effective tax rate for the six months ended June 27, 2010 was also impacted by legislation enacted in 2010 related to Medicare Part D. In the first quarter of 2010, health care legislation eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D, beginning in 2013. As a result, we recorded additional income tax expense of $96 million for the six months ended June 27, 2010.

Net Earnings from Continuing Operations

Net earnings from continuing operations for the second quarter of 2011 were $742 million ($2.14 per share), compared to $714 million ($1.92 per share) reported in the second quarter of 2010. Net earnings from continuing operations for the six months ended June 26, 2011 were $1,290 million ($3.69 per share), compared to $1,233 million ($3.29 per share) reported in the comparable 2010 period. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above. In addition, earnings per share has benefited from the significant number of shares repurchased under our share repurchase program (Note 10).

Net Earnings (Loss) from Discontinued Operations

Discontinued operations included the operating results for Pacific Architects and Engineers, Inc. (PAE) for 2010 and through the date of its sale on April 4, 2011 and those of Enterprise Integration Group (EIG) in 2010. There were no earnings from discontinued operations for the second quarter of 2011, compared to income of $110 million ($.30 per share) for the second quarter of 2010. Net earnings (loss) from discontinued operations resulted in a loss of $18 million ($.05 per share) for the first six months of 2011, compared to income of $124 million ($.33 per share) reported in the comparable 2010 period. As a result of our decision to sell PAE in June

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

2010, we were required to record a $96 million deferred tax asset in the second quarter of 2010 to reflect the tax benefit that we expected to realize on the sale of PAE because our tax basis was higher than our book basis.

DISCUSSION OF BUSINESS SEGMENTS

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 5 to the financial statements. The discussion describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarters and six months ended June 26, 2011 and June 27, 2010. We follow an integrated approach for managing the performance of our business segments, and discuss business segment results of operations around major products and services.

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

Operating profit of the business segments excludes the FAS/CAS pension adjustment (Note 5); expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance; gains or losses from divestitures; the effects of legal settlements; Corporate costs not allocated to the business segments; and other miscellaneous Corporate activities. These items are included in “Unallocated corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings.

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions)
Net Sales
Aeronautics	$3,423	$3,143	$6,605	$6,083
Electronic Systems	3,755	3,534	7,214	6,784
Information Systems & Global Solutions	2,361	2,522	4,510	4,756
Space Systems	2,012	2,081	3,855	3,994

Total	11,551	11,280	22,184	21,617

Operating Profit
Aeronautics	400	370	731	701
Electronic Systems	466	441	883	820
Information Systems & Global Solutions	213	210	407	407
Space Systems	263	246	480	453

Total business segments	1,342	1,267	2,501	2,381

Unallocated corporate expense, net	(358)	(152)	(665)	(328)

Total	$984	$1,115	$1,836	$2,053

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

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions, except percentages)
Net sales	$3,423	$3,143	$6,605	$6,083
Operating profit	$400	$370	$731	$701
Operating margin	11.7%	11.8%	11.1%	11.5%

Net sales for Aeronautics increased by $280 million or 9% for the quarter from the comparable 2010 period. The increase primarily was due to additional volume from work performed on the F-35 LRIP contracts of approximately $160 million, higher volume on C-5 programs of about $100 million, higher C-130J volume of approximately $80 million due to an increase in deliveries (seven C-130J deliveries in the second quarter of 2011 as compared to six in 2010) and support activities, and higher F-16 volume, primarily due to support activities, of approximately $70 million. These increases partially were offset by lower volume of approximately $180 million on the F-22 program, as production continues to wind down with final deliveries expected to be completed in 2012.

Net sales for Aeronautics increased by $522 million or 9% for the first six months of 2011 from the comparable 2010 period. The increase primarily was due to an increase in volume from work performed on the F-35 LRIP contracts of approximately $380 million, higher volume on C-5 programs of about $105 million, higher C-130J volume of approximately $310 million due to an increase in deliveries (13 C-130J deliveries in the first six months of 2011 as compared to nine in 2010) and support activities, and higher F-16 volume of approximately $110 million, primarily due to support activities. These increases partially were offset by lower volume of approximately $360 million on the F-22 program, as production continues to wind down with final deliveries expected to be completed in 2012 and lower sales volume of approximately $85 million on the F-35 System Development and Demonstration contract.

Operating profit for Aeronautics increased by $30 million or 8% for the quarter from the comparable 2010 period. The increase primarily was attributable to higher operating profit on C-130J programs of about $35 million due to higher volume and the achievement of production milestones and increased operating profit of about $35 million due to achievement of milestones on other Aeronautics sustainment activities. These increases partially were offset by a decline in operating profit on the F-22 program of about $50 million due to lower volume as the production program winds down and a reduction in the level of favorable profit booking rate adjustments.

Operating profit for Aeronautics increased by $30 million or 4% for the first six months of 2011 from the comparable 2010 period. The increase primarily was attributable to higher operating profit on C-130J programs of about $40 million due to higher volume and the achievement of production milestones and increased operating profit of about $50 million due to achievement of milestones on other Aeronautics sustainment activities. These increases partially were offset by a decline in operating profit on the F-22 program of about $65 million due to lower

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

volume as the production program winds down and a reduction in the level of favorable profit booking rate adjustments.

The operating margin decrease for the quarter and year-to-date periods as compared to 2010 reflects the changing life cycle of significant Aeronautics programs. Specifically, Aeronautics’ sales are driven by a larger share of LRIP activities on the F-35 and C-5 modernization programs with less work being performed on the F-22 production program. LRIP contracts typically yield lower margins than mature production programs.

We expect Aeronautics will have sales growth in the upper single digit percentage range for 2011 as compared to 2010. This increase primarily is driven by growth on F-35 LRIP contracts, the C-130J program, and the C-5 Reliability Enhancement and Re-engining Program (RERP) that will more than offset a decline on the F-22 program. Operating profit is projected to increase at a mid-single digit percentage rate above 2010 levels, resulting in a decline in operating margins between the years. The expected operating margin decrease from 2010 to 2011 reflects the trend of Aeronautics performing more initial production work on the F-35 and C-5 programs and performing less work on more mature programs such as the F-22 and F-16, with sales expected to increase in 2011 relative to 2010 due to the above mentioned increase in F-35 and C-5 LRIP activities.

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

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 26, 2010
	(In millions, except percentages)
Net sales	$3,755	$3,534	$7,214	$6,784
Operating profit	$466	$441	$883	$820
Operating margin	12.4%	12.5%	12.2%	12.1%

Net sales for Electronic Systems increased by $221 million or 6% for the quarter and $430 million or 6% for the first six months of 2011 from the comparable 2010 periods. The increase primarily was attributable to: higher volume on various air defense programs (including THAAD and PAC-3) of approximately $110 million for the quarter and approximately $205 million for the first six months of 2011; increased deliveries on tactical missiles programs (including Hellfire), of approximately $90 million for the quarter and approximately $75 million for the first six months of 2011; and volume on logistics activities (primarily SOF CLSS program which was not present in the comparable period of 2010), of about $100 million for the quarter and approximately $190 million for the first six months of 2011. The sales increase for the first six months of 2011 also was attributable to higher volume on various radar system programs of approximately $135

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

million. These increases partially were offset by lower volume on various other training and logistics services programs of approximately $90 million for the quarter and approximately $100 million for the first six months of 2011, and lower volume on ship and aviation systems programs (including P-3 upgrades), of about $90 million for the first six months of 2011.

Operating profit for Electronic Systems increased by $25 million or 6% for the quarter and $63 million or 8% for the first six months of 2011 from the comparable 2010 periods. The increase primarily was attributable to higher operating profit of approximately $25 million for the quarter and about $50 million for the first six months of 2011 on air defense programs (including PAC-3), due to higher volume and achievement of production milestones.

We expect Electronic Systems’ sales, operating profit, and margins in 2011 will be comparable with 2010 results. A decline in volume on the Persistent Threat Detection System (PTDS) program will be partially offset by an increase in volume on the SOF CLSS program and various air defense programs.

Information Systems & Global Solutions

Our IS&GS business segment provides management services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications to U.S. Government and other customers. IS&GS’ key programs and activities include the En-Route Automation Modernization (ERAM) program, the Airborne Maritime Fixed Joint Tactical Radio System (JTRS) program, the Hanford Mission Support contract, and the DRIS program. The DRIS program, in support of the 2010 census for the U.S. Government, substantially was completed in 2010. IS&GS’ programs also include a large number of indefinite-delivery, indefinite-quantity (IDIQ) and task order types of contracts.

We have classified PAE and EIG as discontinued operations (Note 3) and, therefore, financial information related to these businesses has been excluded from the segment information below. IS&GS’ operating results included the following:

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions, except percentages)
Net sales	$2,361	$2,522	$4,510	$4,756
Operating profit	$213	$210	$407	$407
Operating margin	9.0%	8.3%	9.0%	8.6%

Net sales for IS&GS decreased by $161 million or 6% for the quarter and $246 million or 5% for the first six months of 2011 from the comparable 2010 periods. The decrease primarily was attributable to lower volume of about $240 million for the quarter and approximately $350 million for the first six months of 2011 due to the absence of the DRIS program that supported the 2010 United States census. These decreases partially were offset by higher volume on numerous smaller programs.

Operating profit for IS&GS for the quarter and first six months of 2011 essentially was unchanged from the comparable 2010 periods. A decrease in operating profit from the absence of DRIS in 2011 was offset by a higher contribution of operating profit from numerous smaller programs including about $30 million from the achievement of program milestones and other factors in the second quarter of 2011.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect IS&GS’ sales to decline in 2011 in the mid-single digit percentage range as compared to 2010 results. The decrease primarily is due to the completion of the DRIS program in 2010. Operating profit is expected to increase over 2010 in the high single digit percentage range due to program performance, resulting in an increase in operating margins. The sales backlog of our IS&GS business has reduced to $8.6 billion since year-end primarily due to fiscal pressures constraining government purchases of information technology and other products and services.

Space Systems

Our Space Systems business segment is engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems, including activities related to the planned replacement of the Space Shuttle. Government satellite programs include the Advanced Extremely High Frequency (AEHF) system, the Mobile User Objective System (MUOS), the Global Positioning Satellite III (GPS III) system, the Space-Based Infrared System (SBIRS), and the Geostationary Operational Environmental Satellite R-Series (GOES-R). Strategic and missile defense programs include the targets and countermeasures program and the fleet ballistic missile program. Space transportation includes the NASA Orion program and, through ownership interests in two joint ventures, expendable launch services (United Launch Alliance, or ULA) and Space Shuttle processing activities for the U.S. Government (United Space Alliance, or USA). The Space Shuttle completed its final flight mission in July 2011 and our involvement with its launch and launch support activities ended at that time. Space Systems’ operating results included the following:

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions, except percentages)
Net sales	$2,012	$2,081	$3,855	$3,994
Operating profit	$263	$246	$480	$453
Operating margin	13.1%	11.8%	12.5%	11.3%

Net sales for Space Systems decreased by $69 million or 3% for the quarter and $139 million or 3% for the first six months of 2011 from the comparable 2010 periods. The decrease principally was due to lower volume on the NASA Orion program of about $80 million for the quarter and approximately $180 million for the first six months of 2011, and the NASA External Tank program of approximately $25 million for the quarter and about $60 million for the first six months of 2011 as the space shuttle program winds down. Partially offsetting these decreases was an increase of about $20 million for both the quarter and first six months of 2011 due to higher volume in fleet ballistic and defensive missile systems and an increase of approximately $20 million for the quarter and about $95 million for the first six months of 2011 due to higher volume and performance in government satellite activities.

Operating profit for Space Systems increased by $17 million or 7% for the quarter and $27 million or 6% for the first six months of 2011 from the comparable 2010 periods. Equity earnings from ULA increased by approximately $25 million for both the quarter and the first six months of 2011 related to launch related activities. The ULA increase partially was offset by lower equity earnings at USA of about $10 million for the quarter and approximately $15 million for the first six months of 2011 due to declining space shuttle activities. The increase in operating profit for the first six months of 2011 was also affected by the achievement of program milestones and volume on government satellite programs of about $40 million, partially offset by lower operating profit of about $25 million due to a decline in volume on the NASA Orion program and the completion of certain missile defense contracts in 2010.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Total equity earnings recognized by Space Systems from ULA and USA represented about $80 million or 30% of the segment’s operating profit in the second quarter of 2011, compared to about $65 million or 26% in the second quarter of 2010 and about $130 million or 27% of the segment’s operating profit in the first six months of 2011, compared with about $120 million or 26% in the comparable 2010 period. The 2011 level of equity earnings are not indicative of future results and are expected to be lower due to the impact on USA of the space shuttle program. Operating margin primarily increased due to the combined impact of lower sales volume and an increase in operating income, as described above.

We expect Space Systems’ sales to decline in 2011 in the low single digit percentage range as compared to 2010 results. Sales are expected to decline due to the end of our production of the external tank for the space shuttle, partially offset by growth in satellite activities. Segment operating profit and margin in 2011 are expected to be comparable with 2010.

Unallocated Corporate Expense, Net

The following table shows the components of unallocated Corporate expense, net, including the CAS expense that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions)
Severance charges (1)	$(97)	$—	$(97)	$—

FAS/CAS pension adjustment:
FAS pension expense	(456)	(357)	(911)	(714)
Less: CAS expense	(226)	(247)	(450)	(494)

FAS/CAS pension adjustment – expense	(230)	(110)	(461)	(220)

Stock compensation expense and other, net	(31)	(42)	(107)	(108)

Total	$(358)	$(152)	$(665)	$(328)

(1)	The amount consists of $49 million and $48 million in severance charges, net of state taxes, at our Aeronautics and Space Systems business segments (Note 2).

The increase in the FAS pension expense in the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010 primarily was due to the decrease in the discount rate at December 31, 2010 compared to December 31, 2009, together with the effect of the recognition of the 2008 investment losses, partially offset by the effects of investment gains in 2009 and 2010 (each as compared to our 8.50% long-term rate of return assumption). This trend is consistent with our expectations based on the assumptions we used in computing the FAS pension expense and CAS funding amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect our cash from operations to continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. The Administration and Congress are in discussions to increase the debt ceiling, but, if that action does not occur by the estimated deadline of August 2, 2011, we cannot predict currently how the U.S. Department of the Treasury or individual agencies would prioritize which obligations would be honored and which would be deferred, or the effect on individual programs or Lockheed Martin. See “Update on Industry Considerations” for additional discussion. We have financing resources available to fund potential cash outflows that are less predictable or more discretionary, as discussed under Capital Resources. We have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

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

	Six Months Ended
	June 26, 2011	June 27, 2010
	(In millions)
Net cash provided by operating activities	$2,527	$2,874
Net cash provided by (used for) investing activities	254	(804)
Net cash used for financing activities	(1,784)	(1,720)

Operating Activities

Net cash provided by operating activities for the first six months of 2011 was $2,527 million, which was $347 million lower than the same period in 2010. The decrease primarily was attributable to a net increase in income tax payments of about $300 million, payments totaling about $160 million related to the previously announced Voluntary Executive Separation Program (Note 2), an $85 million decline in net earnings, and timing of other corporate items. These decreases were offset by an improvement of $380 million in cash from operating working capital.

Operating working capital accounts consist of accounts receivable, inventories, accounts payable, and customer advances in excess of cost incurred. The increase in cash provided by operating working capital was due to a decline in inventory of $347 million and a growth in accounts payable of $350 million, which partially were offset by increases in accounts receivable of $325 million. The decrease in inventories primarily related to various programs at Electronic Systems and to the C-130J program at Aeronautics. The growth in accounts payable primarily was attributable to the timing of disbursement activities across the Corporation. Increases in accounts receivable primarily were due to the F-35 program at Aeronautics.

In the first six months of 2011, there were $325 million in contributions made to our qualified defined benefit pension plans compared to $350 million in the first six months of 2010. We expect to make additional contributions of $975 million related to our qualified defined benefit pension plans during the remainder of 2011. We may also review options for further contributions in 2011. We anticipate recovering approximately $900 million as CAS cost during 2011, with the remainder being recoverable in future years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are generally incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for IT to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $242 million in the first six months of 2011 and $223 million in the comparable 2010 period. We expect that our operating cash flows will continue to be sufficient to fund our annual capital expenditures over the next few years.

Divestitures and other activities – In the first six months of 2011, we received proceeds related to the sale of PAE (Note 3). There were no material divestiture activities in the comparable period of 2010. During the first six months of 2011, we decreased our short-term investments by $260 million compared to an increase of $531 million during the comparable 2010 period.

Financing Activities

Share activity and dividends – We paid cash totaling $1,313 million for share repurchases during the first six months of 2011, which included $63 million for shares we repurchased in December 2010 but that were not paid for until January 2011 (Note 10 under the caption “Stockholders’ Equity”).

Our share repurchase program provides for the repurchase of our common stock from time-to-time, up to an authorized amount of $3 billion. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of June 26, 2011, we had repurchased a total of 27.7 million shares under the new program for $2,074 million, and there remained $926 million authorized for additional share repurchases. See Part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the second quarter of 2011.

During the first six months of 2011, we declared and paid dividends totaling $524 million ($.75 per share). During the first six months of 2010, we declared and paid dividends totaling $471 million ($.63 per share). We also declared our third quarter dividend of $258 million ($.75 per share) in June 2011. This dividend will be paid in September 2011.

Cash received from the issuance of our common stock in connection with stock option exercises and tax benefits associated with stock-based compensation during the first six months of 2011 and 2010 totaled $65 million and $45 million. Those activities resulted in the issuance of 1.0 million shares and 0.9 million shares during the respective periods.

Long-term debt – In connection with the debt exchange completed in May 2010 (Note 10 under the caption “Long-term Debt”), we paid a total of $47 million for a portion of the premium associated with the transaction and related expenses incurred with third parties.

CAPITAL RESOURCES

At June 26, 2011, we held cash and cash equivalents of $3.3 billion and short-term investments of $254 million. Our long-term debt, net of amortized discounts, amounted to $5.0 billion as of June 26, 2011, and mainly is in the form of publicly-issued notes and debentures that bear interest at fixed rates.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

At June 26, 2011, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in June 2012. There were no borrowings outstanding under the facility during the first six months of 2011. As of June 26, 2011, we were in compliance with all covenants contained in the credit facility agreement, as well as in our debt agreements. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the first six months of 2011. If we were to issue commercial paper, the borrowings would be supported by the $1.5 billion revolving credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $3.3 billion at June 26, 2011, a decrease of $209 million from December 31, 2010. The decrease primarily was due to the repurchase of 16.5 million common shares for $1,299 million and dividends declared of $786 million during the first six months of 2011. These decreases partially were offset by net earnings of $1,272 million, a reclassification adjustment of $339 million, primarily related to our postretirement benefit plans, and employee stock activity of $265 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1,021 million recorded as a reduction of retained earnings.

OTHER MATTERS

Status of the F-35 Program

The F-35 program has experienced schedule delays, work scope changes, and cost increases. In the second quarter of 2010, the DoD recertified the F-35 program after completing a legally required review of the program’s priority, capability, cost, and management structure in accordance with the Nunn-McCurdy process. As part of that process, the DoD certified that continuation of the F-35 program is essential to national security, among other findings, and required the completion of a technical baseline review of the program. On January 6, 2011, the Secretary of Defense outlined the recommendations from the technical baseline review. Those recommendations included adding funding to the F-35 System Development and Demonstration (SDD) program and extending development through 2016. These funds, which were recognized as an order in the first quarter of 2011, will be used for additional development scope, for testing and risk retirement activities to better position the program for production, and to correct prior estimates. The SDD portion of the F-35 program has approximately $575 million of fee remaining, of which about $50 million has been tied to 2011 performance milestones. Any portion of the remaining fee that we or our partners receive is dependent upon completion of milestones, most of which have not yet been determined.

In addition to the continued development efforts, the program continues to ramp up low-rate initial production (LRIP). During the second quarter of 2011, the Netherlands exercised its one aircraft option on the F-35 LRIP 4 contract, which brings the total aircraft for LRIP 4 to 32 aircraft and the total number of production aircraft under contract to 63. We delivered both LRIP 1 production aircraft to the customer during the second quarter of 2011, and subsequently have started deliveries of the LRIP 2 aircraft.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to program schedule, cost, requirements, and aircraft quantities as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, executing flight tests, supplier and partner performance, and software development.

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

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $305 million which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 26, 2011, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

CRITICAL ACCOUNTING POLICIES

The foregoing discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

During the six months ended June 26, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K, except as disclosed in Note 1 to the accompanying consolidated financial statements. On January 1, 2011, we changed our methodology for recognizing net sales for services contracts with the U.S. Government to the POC method, and the way we evaluate new or significantly modified contracts with customers other than the U.S. Government, to the extent the contracts include multiple elements, to

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

determine if the individual deliverables should be accounted for as separate units of accounting. However, these changes did not have a material effect on our consolidated results of operations, financial position, or cash flows, or on our related accounting policies. Due to the pervasiveness of the estimates and judgments that are necessary under the POC method of accounting and as a result of the changes disclosed in Note 1, we have revised our critical accounting policy related to contract accounting and sales recognition as set forth below.

Contract Accounting / Sales Recognition

Approximately 90% of our net sales are derived from long-term contracts for design, development, and production activities (also referred to as DD&P contracts) and services provided to the U.S. Government, and foreign military sales conducted through the U.S. Government. Approximately 95% of our net sales, including net sales related to DD&P contracts with non-U.S. Government customers, are accounted for using the POC method. The POC model requires that significant estimates and assumptions be made in accounting for the contracts. Our remaining net sales are derived from contracts to provide services to non-U.S. Government customers that are not associated with DD&P activities, which we continue to account for under the services accounting model.

Beginning January 1, 2011, we evaluate new or significantly modified contracts with customers other than the U.S. Government, to the extent the contracts include multiple elements, to determine if the individual deliverables should be accounted for as separate units of accounting. When we determine that accounting for the deliverables as separate units is appropriate, we allocate the contract value to the deliverables based on their relative estimated selling prices. The contracts or contract modifications we evaluate for multiple elements typically are long term in nature and include the provision of both DD&P activities and services. Based on the nature of our business, we generally account for components of such contracts using the POC accounting model or the services accounting model, as appropriate. This change in accounting has not had a material effect on our financial results, and is not expected to have a material effect in future periods.

We classify net sales as products or services on our Statements of Earnings based on the predominant attributes of the underlying contract. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to foreign governments conducted through the U.S. Government. We record sales for both DD&P activities and services under cost-reimbursable, fixed-price, and time-and-materials contracts.

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

POC Method of Accounting

We record net sales and an estimated profit on a POC basis for cost-reimbursable and fixed-price contracts for DD&P activities, and services contracts with the U.S. Government. Sales are recorded on all time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs.

The POC method for DD&P contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

Award fees and incentives, as well as penalties related to contract performance, are considered in estimating sales and profit rates on contracts accounted for under the POC method. Estimates of award fees are based on past experience and anticipated performance. We record incentives or penalties when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs. For contract change orders, claims, or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable.

Accounting for contracts under the POC method requires judgment relative to assessing risks, estimating contract revenues and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables.

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

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements in the initial estimated costs at completion. Business segment personnel evaluate our contracts through periodic reviews. Management personnel independent from the business segment performing work under the contract also perform recurring evaluations of technical matters, scheduling, and contract costs. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate.

When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of the changes. For example, if we increase the estimated profit booking rate on a cost-reimbursable contract, the increase in sales and operating profit for that contract will reflect a higher return on sales in the current period due to the recognition of the higher profit booking rate on both current period costs, as well as previously incurred costs. As examples of how changes in profit booking rates can affect our financial statements, our net profit booking rate adjustments increased operating profit, net of state taxes, by approximately $425 million and $750 million for the quarter and six months ended June 26, 2011, approximately $350 million and $650 million for the quarter and six months ended June 27, 2010, and approximately $1.4 billion and $1.6 billion for 2010 and 2009, as we were able to successfully retire risks across a broad portfolio of contracts in those periods.

Services Method of Accounting

For cost-reimbursable contracts for services to non-U.S. Government customers that provide for award and incentive fees, we record net sales as services are performed, except for award and incentive fees. Award and incentive fees are recorded when they are fixed or determinable, generally at the date the amount is communicated to us by the customer. This approach results in the recognition of such fees at contractual intervals (typically every six months) throughout the contract and is dependent on the customer’s processes for notification of awards and issuance of formal notifications. Under a fixed-price service contract, we are paid a predetermined fixed amount for a specified scope of work and generally have full responsibility for the costs associated with the contract and the resulting profit or loss. We record net sales under fixed-price service contracts on a straight-line basis over the period of contract performance, unless evidence suggests that net sales are earned or the obligations are fulfilled in a different pattern. Costs for all service contracts are expensed as incurred.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, interest expense, and certain advertising and public relations activities are unallowable and, therefore, not recoverable through sales. In addition, we may enter into advance agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the environmental costs we incur for groundwater treatment and soil remediation related to sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and supporting advance agreements reached with the U.S. Government.

We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Costs incurred and allocated to contracts are reviewed for compliance with U.S. Government regulations by our personnel, and are subject to audit by the Defense Contract Audit Agency.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010: Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosures About Market Risk” on page 47; Note 1 under the caption “Derivative financial instruments” on page 58; and Note 10 beginning on page 68. During the first six months of 2011, we entered into interest rate swap contracts that were not material to our financial statements (Note 9). Our exposures to market risk have not changed materially since December 31, 2010.

Item 4.	Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 26, 2011. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 26, 2011.

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
•

Changes in government and customer priorities and requirements (including the potential deferral of awards, terminations or reduction of expenditures, changes to respond to the priorities of Congress and the Administration, budgetary constraints, debt ceiling implications, and cost-cutting initiatives);

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulation” on page 9 and “Risk Factors” on pages 10 through 16, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2010; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 24 through 44 of this Form 10-Q; and “Note 3 – Discontinued Operations,” “Note 7 – Postretirement Benefit Plans,” and “Note 8 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on pages 8 and 9, page 13, and pages 14 through 17, respectively, included in this Form 10-Q.

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 8 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2010 Annual Report on Form 10-K filed with the Securities Exchange Commission (Form 10-K). In the opinion of management and in-house counsel, the probability is remote that the outcome of each of those matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. The results of legal proceedings, however, cannot be predicted with certainty.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent estimable, see “Note 8 – Legal Proceedings and Contingencies” under the caption “Environmental Matters” in this Form 10-Q.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Item 1A.	Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2010 Form 10-K (pages 10 through 16) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2010 Form 10-K. See “Update on Industry Considerations” on page 24 for an updated discussion of certain trends affecting our industry.

Lockheed Martin Corporation

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 26, 2011.

The following table provides information about the purchases during the quarter ended June 26, 2011 of our equity securities that had been registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Amount Available for Future Share Repurchases Under the Program (2)
				(in millions)
April (March 28, 2011 – April 24, 2011)	1,119,238	$78.04	1,119,238	$1,856
May (April 25, 2011 – May 29, 2011)	6,059,149	$79.09	6,059,149	$1,377
June (May 30, 2011 – June 26, 2011)	5,792,184	$77.89	5,792,184	$926

Total	12,970,571	$78.46	12,970,571	$926

(1)

We repurchased a total of 13.0 million shares of our common stock for approximately $1,017 million during the quarter ended June 26, 2011 under a share repurchase program that we announced in October 2010.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $3 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. As of June 26, 2011, we had repurchased a total of 27.7 million shares under the program for $2,074 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Lockheed Martin Corporation

Item 6.	Exhibits

(a)	Exhibits

Exhibit 3.2	Bylaws of Lockheed Martin Corporation, as amended and restated on June 23, 2011

Exhibit 10.1	Amendment to Stock Option Award Agreement (Grant Date: January 31, 2011) for Robert J. Stevens

Exhibit 10.2	Post-Retirement Consulting Agreement, between Lockheed Martin Corporation and John C. McCarthy, effective as of July 1, 2011

Exhibit 15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit 31.1	Rule 13a-14(a) Certification of Robert J. Stevens

Exhibit 31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date:	July 27, 2011	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Chief Accounting Officer)

