Form 10-Q
period 2011-09-25
LOCKHEED MARTIN CORP
filed 2011-10-27
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2011

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

Large Accelerated Filer   ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 25, 2011
Common stock, $1 par value per share	323,570,483

LOCKHEED MARTIN CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 25, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Earnings

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions, except per share data)
Net Sales
Products	$9,680	$8,948	$27,293	$26,269
Services	2,439	2,395	6,995	6,641

Total net sales	12,119	11,343	34,288	32,910

Cost of Sales
Products	(8,667)	(8,017)	(24,361)	(23,469)
Services	(2,138)	(2,156)	(6,241)	(6,003)
Severance charges	(39)	(178)	(136)	(178)
Other unallocated corporate costs	(279)	(203)	(834)	(529)

Total cost of sales	(11,123)	(10,554)	(31,572)	(30,179)

Gross profit	996	789	2,716	2,731
Other income, net	45	88	182	203

Operating Profit	1,041	877	2,898	2,934

Interest expense	(89)	(85)	(258)	(258)
Other non-operating income (expense), net	(3)	37	25	46

Earnings from continuing operations before income taxes	949	829	2,665	2,722
Income tax expense	(284)	(272)	(696)	(929)

Net earnings from continuing operations	665	557	1,969	1,793
Net earnings from discontinued operations	35	3	3	124

Net Earnings	$700	$560	$1,972	$1,917

Earnings Per Common Share
Basic
Continuing operations	$2.01	$1.55	$5.78	$4.88
Discontinued operations	.11	.01	.01	.34

Basic earnings per common share	$2.12	$1.56	$5.79	$5.22

Diluted
Continuing operations	$1.99	$1.53	$5.72	$4.84
Discontinued operations	.11	.01	.01	.33

Diluted earnings per common share	$2.10	$1.54	$5.73	$5.17

Cash Dividends Paid Per Common Share	$.75	$.63	$2.25	$1.89

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Balance Sheets

	September 25, 2011	December 31, 2010
	(In millions, except per share data)
Assets
Current assets
Cash and cash equivalents	$4,564	$2,261
Short-term investments	3	516
Receivables, net	6,523	5,692
Inventories	1,789	2,363
Deferred income taxes	1,184	1,147
Other current assets	606	518
Assets of discontinued operation held for sale	—	396

Total current assets	14,669	12,893
Property, plant and equipment, net	4,428	4,554
Goodwill	9,606	9,605
Deferred income taxes	3,096	3,485
Other assets	4,388	4,576

Total assets	$36,187	$35,113

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,328	$1,627
Customer advances and amounts in excess of costs incurred	5,544	5,890
Salaries, benefits and payroll taxes	1,800	1,870
Current portion of long-term debt	500	—
Other current liabilities	1,972	1,810
Liabilities of discontinued operation held for sale	—	204

Total current liabilities	12,144	11,401
Long-term debt, net	6,538	5,019
Accrued pension liabilities	9,979	10,607
Other postretirement benefit liabilities	1,254	1,213
Other liabilities	3,329	3,376

Total liabilities	33,244	31,616

Stockholders’ equity
Common stock, $1 par value per share	321	346
Additional paid-in capital	—	—
Retained earnings	11,189	12,161
Accumulated other comprehensive loss	(8,567)	(9,010)

Total stockholders’ equity	2,943	3,497

Total liabilities and stockholders’ equity	$36,187	$35,113

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 25, 2011	September 26, 2010
	(In millions)
Operating Activities
Net earnings	$1,972	$1,917
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization of plant and equipment	524	539
Amortization of purchased intangibles	60	74
Stock-based compensation	116	100
Deferred income taxes	178	354
Severance charges	136	178
Reduction in tax expense from resolution of certain tax matters	(89)	—
Tax benefit related to discontinued operations	(81)	(96)
Tax expense related to Medicare Part D reimbursement	—	96
Changes in operating assets and liabilities
Receivables, net	(853)	(483)
Inventories	575	60
Accounts payable	707	354
Customer advances and amounts in excess of costs incurred	(342)	26
Postretirement benefit plans	134	(344)
Income taxes	7	161
Other, net	(6)	451

Net cash provided by operating activities	3,038	3,387

Investing Activities
Expenditures for property, plant and equipment	(443)	(394)
Net cash provided by (used for) short-term investment transactions	510	(421)
Other, net	270	(52)

Net cash provided by (used for) investing activities	337	(867)

Financing Activities
Issuance of long-term debt, net of related costs	1,980	—
Repurchases of common stock	(2,317)	(1,566)
Common stock dividends	(770)	(700)
Issuances of common stock and related amounts	90	57
Other	(46)	(47)

Net cash used for financing activities	(1,063)	(2,256)

Effect of exchange rate changes on cash and cash equivalents	(9)	1

Net increase in cash and cash equivalents	2,303	265
Cash and cash equivalents at beginning of period	2,261	2,391

Cash and cash equivalents at end of period	$4,564	$2,656

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Lockheed Martin Corporation

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In millions)
Balance at December 31, 2009	$373	$—	$12,351	$(8,595)	$4,129
Cumulative effect of a change in accounting principle (Note 1)	—	—	(163)	—	(163)

Balance at December 31, 2009, as adjusted	373	—	12,188	(8,595)	3,966
Net earnings	—	—	1,917	—	1,917
Repurchases of common stock	(20)	(375)	(1,171)	—	(1,566)
Common stock dividends declared	—	—	(973)	—	(973)
Stock-based awards and ESOP activity	5	375	—	—	380
Other comprehensive income	—	—	—	352	352

Balance at September 26, 2010	$358	$—	$11,961	$(8,243)	$4,076

Balance at December 31, 2010	$346	$—	$12,372	$(9,010)	$3,708
Cumulative effect of a change in accounting principle (Note 1)	—	—	(211)	—	(211)

Balance at December 31, 2010, as adjusted	346	—	12,161	(9,010)	3,497
Net earnings	—	—	1,972	—	1,972
Repurchases of common stock	(30)	(387)	(1,846)	—	(2,263)
Common stock dividends declared	—	—	(1,098)	—	(1,098)
Stock-based awards and ESOP activity	5	387	—	—	392
Other comprehensive income	—	—	—	443	443

Balance at September 25, 2011	$321	$—	$11,189	$(8,567)	$2,943

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

The interim financial information in this Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, except as otherwise disclosed, necessary for a fair presentation of our results of operations for the interim periods presented. We have reclassified certain amounts in prior periods to conform to the current year presentation. The results of operations for the quarter or nine months ended September 25, 2011 are not necessarily indicative of results to be expected for the full year. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis from continuing operations.

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

The effect of this change in accounting was not material to our consolidated results of operations or financial position for any period, including the quarters and nine months ended September 25, 2011 and September 26, 2010, and did not impact cash flows. We reduced retained earnings by $211 million at December 31, 2010 to reflect the cumulative effect of adopting the new method. This adjustment reflects the inception-to-date timing differences between the two methods. Specifically, under the POC method, we typically record sales based on costs incurred and an estimated profit margin instead of recording sales ratably over the contract period. We record a loss on a contract in the period it is determined to be probable rather than recording a loss each period over the contract life, and recognize expected award fees over the contract period instead of when notified by the customer of the amount awarded.

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

Adoption of New Accounting Standard

On January 1, 2011, we prospectively adopted a new accounting standard that revised accounting guidance related to sales arrangements with multiple deliverables. This standard potentially applies to new or materially modified contracts that are not accounted for under the POC method described above. The adoption did not have a material effect on our financial results in the quarter and nine months ended September 25, 2011, and is not expected to have a material effect in future periods.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 2 – CERTAIN MATTERS INCLUDED IN EARNINGS

Severance Charges

During the quarter and nine months ended September 25, 2011, we recorded severance charges totaling $39 million and $136 million, net of state tax benefits. The severance charges recorded in the third quarter of 2011 related to our Information Systems & Global Solutions (IS&GS) business segment and Corporate Headquarters. In the second quarter of 2011, we recorded severance charges totaling $97 million, net of state tax benefits, of which $49 million and $48 million related to our Aeronautics and Space Systems business segments. These charges reduced our net earnings in the third quarter by $25 million ($.07 per share) and for the nine-month period by $88 million ($.25 per share). The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments based on years of service, which are expected to be paid through the first half of 2012.

These severance actions resulted from a strategic review of these businesses and our Corporate Headquarters to better align our organization and cost structure with changing economic conditions. The workforce reductions at the business segments also reflect changes in program lifecycles, where several of our major programs are transitioning out of development and into production, and certain programs are ending. In the third quarter of 2011, we made approximately half of the severance payments associated with the severance charge related to Space Systems. As of September 25, 2011, no other significant payments associated with the severance actions noted above have been made.

In the third quarter of 2010, we recorded a severance charge of $178 million, net of state income tax benefits, related to the Voluntary Executive Separation Program (VESP). The charge, which included lump-sum special payments for qualifying executives, reduced our net earnings by $116 million ($.32 per share for the third quarter and $.31 per share for the nine-month period). The effective date of termination of employment for most participants was February 1, 2011, with the lump-sum special payments to be made within 90 days from separation of service. As of September 25, 2011, substantially all payments under the VESP have been made.

Income Tax Items

In April 2011, the U.S. Congressional Joint Committee on Taxation completed its review of the Internal Revenue Service (IRS) Appeals Division’s resolution of certain adjustments related to our tax years 2003-2008. As a result, during the second quarter of 2011, we recorded a reduction in our income tax expense of $89 million ($.26 per share for the nine months ended September 25, 2011), through the elimination of liabilities for unrecognized tax benefits. The remaining balance of our unrecognized tax benefits as of September 25, 2011 is not material.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. Because the tax benefits associated with these future deductions were reflected as deferred tax assets, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense for the first quarter of 2010 of $96 million ($.26 per share for the nine months ended September 26, 2010).

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3 – DISCONTINUED OPERATIONS

During the third quarter of 2011, we committed to a plan to sell Savi Technology, Inc. (Savi), a logistics business within our Electronic Systems business segment. The operating results of Savi are included in discontinued operations on our Statements of Earnings for all periods presented, as we believe that the sale of Savi within the next twelve months is probable. The assets and liabilities of Savi have not been classified as held for sale on our September 25, 2011 Balance Sheet, as the amounts are not material.

In June 2010, we announced plans to divest Pacific Architects and Engineers, Inc. (PAE) and most of our Enterprise Integration Group (EIG), two businesses within our IS&GS business segment. In November 2010, we closed on the sale of EIG. In April 2011, we closed on the sale of PAE for cash and the beneficial interest in certain receivables. Additional amounts related to the completion of certain post-closing items, such as working capital adjustments, may be recorded in discontinued operations in periods subsequent to the sale dates. EIG’s operating results are included in discontinued operations on our Statements of Earnings for the quarter and nine months ended September 26, 2010. PAE’s operating results are included in discontinued operations on our Statements of Earnings for the quarter and nine months ended September 26, 2010 and through the date of sale in 2011. PAE’s assets and liabilities are classified as held for sale on our December 31, 2010 Balance Sheet.

As a result of our decision to sell PAE and Savi, we were required to record deferred tax assets to reflect the tax benefit that we expected to realize on the sale of those businesses because our tax basis was higher than our book basis. Accordingly, we recorded a $15 million deferred tax asset in the first quarter of 2011 and a $96 million deferred tax asset in the second quarter of 2010 related to PAE, and we recorded a $66 million deferred tax asset in the third quarter of 2011 related to Savi. These amounts are included in “Adjustments from planned sale of businesses” in the table below, which also includes other charges associated with Savi in the third quarter of 2011 and the sale of PAE that were incurred in the quarter and nine months ended September 25, 2011.

In the following table, we have combined the results of operations of PAE, EIG, and Savi, as the amounts for the individual businesses are not material. Summary financial information related to discontinued operations is as follows:

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions)
Net sales	$17	$285	$184	$932
Earnings (loss) before income taxes	$(4)	$6	$(35)	$45

Earnings (loss) after income taxes	$(2)	$3	$(24)	$28
Adjustments from planned sale of businesses	37	—	27	96

Net earnings from discontinued operations	$35	$3	$3	$124

The major classes of assets and liabilities related to PAE and classified as held for sale on our December 31, 2010 Balance Sheet consisted of the following: receivables, net of $253 million, goodwill and other assets of $143 million, accounts payable and accrued expenses of $125 million, and other liabilities of $79 million.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4 – EARNINGS PER COMMON SHARE

We compute basic and diluted earnings per share amounts based on net earnings for the periods presented. We use the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Our calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock units based on the treasury stock method. Basic and diluted weighted average shares outstanding were as follows:

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions)
Average number of common shares outstanding for basic computations	329.8	360.1	340.4	367.1
Dilutive stock options and restricted stock units	3.8	3.8	3.9	4.0

Average number of common shares outstanding for diluted computations	333.6	363.9	344.3	371.1

Stock options to purchase 16.8 million shares of common stock for both the quarter and nine months ended September 25, 2011 and 14.6 million shares of common stock for both the quarter and nine months ended September 26, 2010 were not included in the computation of diluted weighted average shares outstanding, as their effect would have been anti-dilutive.

NOTE 5 – BUSINESS SEGMENT INFORMATION

We operate in four principal business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered.

The operating results in the following table for all periods presented excludes the PAE and EIG businesses from the IS&GS business segment information and the Savi business from the Electronics Systems business segment information (Note 3). Also, the financial information in the following table for 2010 has been adjusted to reflect our change in the methodology for recognizing net sales for services contracts with the U.S. Government (Note 1).

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

Operating profit of the business segments excludes the FAS/CAS pension adjustment (defined below); expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as severance charges (Note 2); gains or losses from divestitures (Note 3); the effects of legal settlements; corporate costs not allocated to the business segments; and other miscellaneous corporate activities. The items other than severance charges are included in “Other unallocated corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings. Severance charges are presented as a separate reconciling item.

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

Selected Financial Data by Business Segment

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions)
Net sales
Aeronautics	$3,995	$3,294	$10,600	$9,377
Electronic Systems	3,633	3,556	10,832	10,290
Information Systems & Global Solutions	2,323	2,525	6,833	7,281
Space Systems	2,168	1,968	6,023	5,962

Total	$12,119	$11,343	$34,288	$32,910

Operating profit
Aeronautics	$447	$389	$1,178	$1,090
Electronic Systems	444	428	1,348	1,252
Information Systems & Global Solutions	213	208	620	615
Space Systems	251	236	731	689

Total business segments	1,355	1,261	3,877	3,646

Severance charges	(39)	(178)	(136)	(178)
Other unallocated corporate expense, net	(275)	(206)	(843)	(534)

Total	$1,041	$877	$2,898	$2,934

Intersegment revenue
Aeronautics	$58	$16	$140	$90
Electronic Systems	266	249	770	698
Information Systems & Global Solutions	227	239	635	690
Space Systems	30	28	81	88

Total	$581	$532	$1,626	$1,566

	September 25, 2011	December 31, 2010
	(In millions)
Assets
Aeronautics	$5,644	$5,231
Electronic Systems	9,899	9,925
Information Systems & Global Solutions	5,332	5,463
Space Systems	3,177	3,041

Total business segments	24,052	23,660
Corporate assets (1)	12,135	11,057
Assets of discontinued operation held for sale	—	396

Total	$36,187	$35,113

(1)	Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, environmental assets, and investments held in a Rabbi Trust.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 6 – INVENTORIES

Inventories consisted of the following components:

	September 25, 2011	December 31, 2010
	(In millions)
Work-in-process, primarily related to long-term contracts and programs in progress	$6,801	$6,508
Less: Customer advances and progress payments	(5,317)	(4,788)

	1,484	1,720
Other inventories	305	643

Total inventories	$1,789	$2,363

NOTE 7 – POSTRETIREMENT BENEFIT PLANS

The net pension cost and the net postretirement benefit cost related to our qualified defined benefit pension plans and our retiree medical and life insurance plans include the following components:

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions)
Qualified defined benefit pension plans
Service cost	$244	$226	$731	$677
Interest cost	479	469	1,438	1,407
Expected return on plan assets	(509)	(506)	(1,525)	(1,520)
Amortization of prior service cost	21	21	62	62
Recognized net actuarial losses	220	148	660	446

Total net pension expense	$455	$358	$1,366	$1,072

Retiree medical and life insurance plans
Service cost	$8	$9	$24	$27
Interest cost	41	42	122	124
Expected return on plan assets	(35)	(32)	(105)	(96)
Amortization of prior service cost	(4)	(4)	(12)	(12)
Recognized net actuarial losses	8	6	25	19

Total net postretirement expense	$18	$21	$54	$62

We made $960 million and $1.3 billion in contributions to our qualified defined benefit pension plans during the quarter and nine months ended September 25, 2011, including required amounts of approximately $1.0 billion. We also may review options for further voluntary contributions in 2011. We do not expect any contributions to be required related to the retiree medical and life insurance plans in 2011.

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

Legal Proceedings

On July 20, 2011, the City of Pontiac General Employees’ Retirement System filed a class action lawsuit against us and two of our executive officers (Robert J. Stevens, Chairman and Chief Executive Officer, and Bruce L. Tanner, Executive Vice President and Chief Financial Officer) in the U.S. District Court for the Southern District of New York. On October 6, 2011, the complaint was amended, adding Linda R. Gooden, Executive Vice President, IS&GS, as a defendant. The complaint, filed on behalf of purchasers of our common stock from April 21, 2009, through July 21, 2009, alleges that we violated certain sections of the federal securities laws (including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934) by allegedly making statements, primarily about the then-expected performance of our IS&GS business segment, that contained either false statements of material facts or omitted material facts necessary to make the statements made not misleading, or engaged in other acts that operated as an alleged fraud upon class members who purchased our common stock during that period. The complaint further alleges that the statutory safe harbor provided for forward-looking statements does not apply to any of the allegedly false statements. The complaint does not allege a specific amount of monetary damages. We believe that the allegations are without merit and will defend against them.

Two additional actions recently were filed that repeat substantially the same allegations as those in the City of Pontiac General Employees’ Retirement System case (described above). On September 9, 2011, Joyce Cavanagh-Wood, filed a shareholder derivative action in the Circuit Court for Montgomery County, Maryland, naming Mr. Stevens, Mr. Tanner, and each of the current directors of Lockheed Martin as well as the individuals who were Lockheed Martin directors at the time of the activities alleged in the complaint. The two actions allege breach of fiduciary duty, mismanagement, unjust enrichment, abuse of control, and waste of corporate assets relating to substantially the same allegations as the City of Pontiac General Employees’ Retirement System case. Similarly, on October 11, 2011, Renee Smith, individually and on behalf of others, filed a shareholder derivative action in the U.S. District Court for the Southern District of New York, naming the same defendants (excluding Rosalind Brewer) and making substantially the same allegations. We believe that the allegations are without merit and will defend against them and any related actions that may be filed.

On June 24, 2009, the U.K. Ministry of Defence (MoD) sent us a letter alleging that we were in default on the “Soothsayer” contract under which we were providing electronic warfare equipment to the British military. The total value of the contract is UK £144 million, of which UK £39 million has been paid to date (representing approximately US $222 million and US $60 million, based on the exchange rate as of September 25, 2011). The MoD has demanded repayment of amounts

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

paid under the contract, liquidated damages of UK £2 million (representing approximately US $3 million based on the exchange rate as of September 25, 2011), and interest on those amounts, and has reserved the right to collect any excess future re-procurement costs. We dispute the MoD’s position. We have commenced an arbitration proceeding against the MoD pursuant to the contract terms and are seeking damages for wrongful termination of the contract.

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

On November 30, 2007, the Department of Justice (DoJ) filed a complaint in partial intervention in a lawsuit filed under the qui tam provisions of the Civil False Claims Act in the U.S. District Court for the Northern District of Texas, United States ex rel. Becker and Spencer v. Lockheed Martin Corporation, et al., alleging that we should have known that a subcontractor falsified and inflated invoices submitted to us that were passed through to the government. The DoJ is seeking approximately $80 million in damages, including interest but excluding potential penalties under the False Claims Act. We dispute the allegations and are defending against them.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As described in the “Environmental Matters” discussion below, we are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have property subject to various other lawsuits or proceedings involving environmental matters and remediation obligations. This includes the litigation we have been in with certain residents of Redlands, California, since 1997 before the California Superior Court for San Bernardino County regarding allegations of personal injury, property damage, and other tort claims on behalf of individuals arising from our alleged contribution to regional groundwater contamination. In 2006, the California Court of Appeal dismissed the plaintiffs’ punitive damages claim. In 2008, the trial court dismissed the remaining first tier plaintiffs, ending the first round of individual trials. The dismissal was affirmed by both the California Court of Appeal and the California Supreme Court. The trial court has now established the procedures for the litigation of the next round of individual plaintiffs, and pre-trial proceedings are now underway. The complaint does not allege a specific calculation of damages, and we cannot reasonably estimate the possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record an asset for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, and our history of receiving reimbursement of such costs. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to be unallowable for pricing under U.S. Government contracts, in our cost of sales at the time the liability is established. At September 25, 2011, and December 31, 2010, the aggregate amount of liabilities recorded relative to environmental matters was $948 million and $935 million, of which $836 million and $807 million is recorded in other liabilities on the Balance Sheets at September 25, 2011 and December 31, 2010, with the remainder recorded in other current liabilities. We have recorded assets totaling $821 million and $810 million at September 25, 2011, and December 31, 2010, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $723 million and $699 million are recorded in other assets on the Balance Sheets at September 25, 2011 and December 31, 2010, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately twenty years.

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

We are conducting remediation activities, including under various consent decrees and orders, relating to soil or groundwater contamination at certain sites of former or current operations. Under an agreement related to our Burbank and Glendale, California, sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We have total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $4.0 billion and $4.2 billion at September 25, 2011 and December 31, 2010. Of these amounts, approximately $1.0 billion relate to third-party guarantees.

Approximately 90% and 85% of the $1.0 billion in third-party guarantees outstanding at September 25, 2011 and December 31, 2010 related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. We evaluate the reputation, technical capabilities, and credit quality of potential joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through September 25, 2011, and that it will not be necessary to make payments under the guarantees.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $327 million which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 25, 2011, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured and recorded at fair value on our Balance Sheets on a recurring basis, and their level within the fair value hierarchy:

	September 25, 2011			December 31, 2010
	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In millions)
Assets
Equity securities (1)	$ 76	$76	$—	$86	$86	$—
Mutual funds (1)	316	316	—	450	450	—
U.S. Government securities (2)	225	—	225	719	—	719
Other securities (2)	98	—	98	104	—	104
Derivative assets (3)	49	—	49	26	—	26
Liabilities
Derivative liabilities (3)	25	—	25	33	—	33
(1)	Equity securities and interests in mutual funds are valued using quoted market prices.
(2)	U.S. Government securities and other securities, which consist primarily of corporate debt securities, U.S. Government-sponsored enterprise securities, and mortgage-backed securities, are valued based on inputs other than quoted prices that are observable for the asset (e.g., interest rates and yield curves observable at commonly quoted intervals).
(3)	Derivative assets and liabilities relate to foreign currency exchange and interest rate swap contracts and are valued based on observable market prices (e.g., interest rates and yield curves observable at commonly quoted intervals), but are not exchanged in an active market.

We maintain a Rabbi Trust which includes investments to fund certain of our non-qualified deferred compensation plans. Investments in the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in other non-operating income (expense), net. As of September 25, 2011 and December 31, 2010, investments in the trust totaled $712 million and $843 million and are included within the investment securities categories listed in the table above. Those investment categories also include available-for-sale securities held for general corporate purposes that we have classified as short-term investments on our Balance Sheets. As of December 31, 2010, these securities primarily consisted of U.S. Treasury securities with a fair value of approximately $500 million, which matured during the nine months ended September 25, 2011. The cost basis of these securities was not materially different from their respective fair value as of December 31, 2010.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Derivative assets and liabilities included in the table above relate to derivative financial instruments that we use to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash receipts and cash payments. The majority of our foreign currency exchange contracts are designated as cash flow hedges. We also use derivative financial instruments to manage our exposure to changes in interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate, long-term debt. Our interest rate swap contracts are designated as fair value hedges. We do not hold or issue derivative financial instruments for trading or speculative purposes.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges that we consider highly effective hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at September 25, 2011 and December 31, 2010 was $1.9 billion and $2.2 billion. The aggregate notional amount of our interest rate swap contracts at September 25, 2011 was $450 million, and we had no interest rate swap contracts outstanding at December 31, 2010. The effect of our derivative instruments on our Statements of Earnings for the quarters and nine months ended September 25, 2011 and September 26, 2010, and on our Balance Sheets as of September 25, 2011 and December 31, 2010, was not material.

Our cash equivalents include highly liquid instruments with remaining maturities at the date of acquisition of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheets approximates fair value. Our accounts receivable and accounts payable are carried at cost, which approximates fair value. The estimated fair values of our long-term debt instruments at September 25, 2011 and December 31, 2010, aggregated $8,627 million and $6,211 million, compared with a carrying amount of $7,545 million and $5,524 million, which excludes the $507 million and $505 million unamortized discount. The fair values of our long-term debt instruments were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

NOTE 10 – OTHER

Long-term Debt

On September 9, 2011, we issued $2.0 billion of long-term notes in a registered public offering consisting of $500 million due in 2016 with a fixed coupon interest rate of 2.13%, $900 million due in 2021 with a fixed coupon interest rate of 3.35%, and $600 million due in 2041 with a fixed coupon interest rate of 4.85%. We may, at our option, redeem some or all of the notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of repurchase. Interest on the notes is payable on March 15 and September 15 of each year, beginning on March 15, 2012.

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In October 2011, subsequent to our 2011 third quarter, we used a portion of the proceeds to redeem all of our $500 million long-term notes due in 2013 with a fixed coupon rate of 4.12% (the 2013 Notes). As a result of this redemption, we have classified the 2013 Notes on our September 25, 2011 Balance Sheet as current portion of long-term debt. The redemption included a make-whole premium of $26 million that will be recognized in other non-operating income (expense), net in the fourth quarter of 2011.

In August 2011, we entered into a new $1.5 billion revolving credit facility (the new credit facility) with a group of banks and terminated our existing $1.5 billion revolving credit facility which was to expire in June 2012. The new credit facility expires August 2016, and we may request an increase to the new credit facility by an additional amount up to $500 million, at the banks’ discretion. There were no borrowings outstanding under either facility through September 25, 2011. Borrowings under the new credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate, as defined in the new credit facility. Each bank’s obligation to make loans under the new credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the new credit facility. As of September 25, 2011, we were in compliance with all covenants contained in the new credit facility, as well as in our debt agreements.

Stockholders’ Equity

Share Repurchase Program

During the first nine months of 2011, we repurchased a total of 29.9 million shares of our common stock for $2,263 million, of which 0.1 million shares for $9 million were settled and paid for in October 2011. We paid cash totaling $2,317 million for share repurchases in the first nine months of 2011, which included $63 million for shares we repurchased in December 2010 but that were not paid for until January 2011. During the first nine months of 2010, we repurchased a total of 19.8 million shares for $1,566 million.

Our share repurchase program provides for the repurchase of our common stock from time-to-time. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. In the third quarter of 2011, our Board authorized an additional $1.0 billion in August and $2.5 billion in September for share repurchases, bringing the total authorized amount under the program to $6.5 billion. As of September 25, 2011, we had repurchased a total of 41.1 million shares under the program for $3,038 million, and there remained $3,462 million authorized for additional share repurchases.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Dividends

During the first nine months of 2011, we declared and paid quarterly dividends totaling $770 million ($.75 per share). In September 2011, we also declared our fourth quarter dividend which was increased to $1.00 per share. The fourth quarter dividend totaled $323 million and was recorded as a current liability and a reduction of retained earnings on the declaration date. The dividend will be paid in December 2011. During the first nine months of 2010, we declared and paid quarterly dividends totaling $700 million ($.63 per share).

Comprehensive Income

The components of comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions)
Net earnings	$700	$560	$1,972	$1,917
Other comprehensive income (loss):
Adjustment for postretirement benefit plans, net of tax	171	116	501	347
Other, net	(67)	24	(58)	5

Total other comprehensive income	104	140	443	352

Comprehensive income	$804	$700	$2,415	$2,269

The adjustment for postretirement benefit plans relates to the components of net postretirement benefit plan expense that represent recognized net actuarial losses and the amortization of prior service costs, net of tax (Note 7). The net actuarial loss recognition relates primarily to investment losses incurred in 2008 on the assets held in a trust to support our qualified defined benefit pension plans, which previously had been recorded on the Balance Sheet as a reduction to stockholders’ equity in other comprehensive income (loss). When we recognize expense for such items in subsequent periods, we record an increase to stockholders’ equity in other comprehensive income (loss) for the after-tax effects. We have revised the September 26, 2010 Statement of Stockholders’ Equity to include a reclassification adjustment for these items by increasing stockholders’ equity through other comprehensive income (loss) by $347 million, with related adjustments to deferred income taxes and postretirement benefit plan liabilities.

Income Taxes

We made federal and foreign income tax payments, net of refunds received, of $562 million and $326 million during the first nine months of 2011 and 2010. These amounts included refunds of $250 million and $325 million received in the first quarter of 2011 and 2010 from the IRS related to estimated taxes paid for the 2010 and 2009 calendar years.

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

Lockheed Martin Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract is based on the initial estimated costs at completion considering risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract, or may decrease if we are not successful in retiring the risks and, as a result, our estimated costs at completion increase.

Our net profit booking rate adjustments resulting from changes in estimates increased operating profit, net of state taxes, by approximately $425 million and $325 million for the quarters ended September 25, 2011 and September 26, 2010, and approximately $1,175 million and $975 million for the nine months ended September 25, 2011 and September 26, 2010. These adjustments increased net earnings by approximately $275 million ($.80 per share) and $200 million ($.55 per share) for the quarters ended September 25, 2011 and September 26, 2010, and approximately $775 million ($2.25 per share) and $625 million ($1.70 per share) for the nine months ended September 25, 2011 and September 26, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard, which eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or two separate but consecutive statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. As currently issued, the new standard will be effective for us beginning with our first quarter 2012 reporting and will be applied retrospectively. However, in October 2011, the FASB announced it would issue an exposure draft in the near term with a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and consider whether such reclassification adjustments should be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral, if finalized, would not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate but consecutive statements. We do not expect the adoption of the new standard or exposure draft will have an effect on our results of operations, financial position, or cash flows as it only requires a change in the presentation of OCI in our consolidated financial statements.

In September 2011, the FASB issued a new standard which amends the existing guidance on goodwill impairment testing. The new standard allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The standard will be effective for annual or interim goodwill impairment tests performed by us after December 31, 2011. The adoption of the standard will not have an effect on our results of operations, financial position, or cash flows.

Subsequent Event

On September 27, 2011, we acquired QTC Holdings Inc. (QTC), which provides outsourced medical evaluation services to the U.S. Government, for a payment of approximately $420 million, net of cash acquired. QTC will be integrated within our IS&GS business segment. The acquisition is not expected to have a material effect on our future results of operations, financial position, or cash flows.

Lockheed Martin Corporation

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the condensed consolidated balance sheet of Lockheed Martin Corporation as of September 25, 2011, and the related condensed consolidated statements of earnings for the quarters and nine months ended September 25, 2011 and September 26, 2010, and the condensed consolidated statements of cash flows and stockholders’ equity for the nine months ended September 25, 2011 and September 26, 2010. These financial statements are the responsibility of the Corporation’s management.

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

October 27, 2011

Lockheed Martin Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a global security company and principally engage in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2010, approximately 85% of our $45.7 billion in net sales were to the U.S. Government, either as a prime contractor or as a subcontractor. Our U.S. Government sales were to both Department of Defense (DoD) and non-DoD agencies. The remainder of our net sales primarily were to international customers (including foreign military sales funded, in whole or in part, by the U.S. Government), which represented approximately 14% of our 2010 net sales. Our main areas of focus are in defense, space, intelligence, homeland security, and government information technology.

We operate in four principal business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. We organize our business segments based on the nature of the products and services offered. Amounts in prior periods have been reclassified to reflect the planned divestiture of Savi Technology, Inc. (Savi), a logistics business within our Electronic Systems business segment (Note 3).

The following discussion should be read along with our 2010 Form 10-K filed with the Securities and Exchange Commission, and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

As disclosed in Note 1, on January 1, 2011, we changed the way we account for our services contracts with the U.S. Government. We now recognize sales on those contracts using the percentage-of-completion (POC) method that we use on our product contracts with the U.S. Government. The effect of this change in accounting was not material to our consolidated results of operations or financial position for any period, including the quarters and nine months ended September 25, 2011 and September 26, 2010, and is expected to have an immaterial effect on net sales and segment operating profit for the year 2011, and does not impact cash flows. All prior period amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the new method of accounting.

2012 EXPECTED OPERATING TRENDS

Our preliminary outlook for 2012 is premised on the U.S. Government’s timely approval of 2012 defense budget legislation at a level consistent with the President’s proposed 2012 defense budget as well as continued support and funding of our programs. If this occurs, we expect 2012 net sales to be flattish as compared to 2011 levels, and that consolidated 2012 segment operating profit margin will remain at approximately 11%.

UPDATE ON INDUSTRY CONSIDERATIONS

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to reduce the deficit, create jobs, and stimulate the economy. The recently enacted Budget Control Act of 2011 (Budget Act) permits an increase in the federal government’s borrowing limit while reducing projected net government spending over the next 10 years. The Budget Act sets $900 billion in immediate cuts to discretionary spending for 2012-2021. It also establishes a bi-partisan congressional Joint Select Committee on Deficit Reduction, sometimes

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

referred to as the Super Committee, which is charged with recommending legislation by November 23, 2011, the enactment of which would result in spending and revenue changes that would reduce net government spending by at least $1.2 trillion over the next 10 years, in addition to the $900 billion in immediate discretionary spending reductions referenced above.

Congress and the administration are attempting to balance decisions regarding defense, homeland security, and other federal spending priorities as well as revenue and entitlement changes within the framework and limitations of the Budget Act. In the event that the Super Committee fails to recommend legislation, Congress fails to approve that legislation by late December 2011, or the President fails to sign the legislation into law, an automatic sequestration of discretionary appropriations would be triggered, which would make up any shortfall necessary to achieve the $1.2 trillion target. Under the Budget Act, 50% of any shortfall from the $1.2 trillion target would automatically be applied as a reduction to discretionary appropriations for national defense programs.

In October 2011, Congress passed a continuing resolution funding measure for fiscal year 2012 to finance all U.S. Government activities through November 18, 2011. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2011 are available, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded despite the continuing resolution financing mechanism. However, during periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.

This process and the spending reductions to defense programs have the potential to significantly impact our portfolio of business, which is heavily dependent upon discretionary appropriations for defense programs. Although we believe that our programs are well aligned with national defense and other priorities, shifts in domestic and international spending and tax policy, changes in security, defense and intelligence priorities, the affordability of our products and services, general economic conditions and developments, and other factors may affect the level of funding for existing or proposed programs. We cannot predict the outcome of Budget Act deliberations or actions of the Super Committee at this time.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions, except per share data)
Operating Results
Net sales	$12,119	$11,343	$34,288	$32,910
Cost of sales	(11,123)	(10,554)	(31,572)	(30,179)
Operating profit	1,041	877	2,898	2,934
Interest expense	(89)	(85)	(258)	(258)
Other non-operating income (expense), net	(3)	37	25	46
Income tax expense	(284)	(272)	(696)	(929)
Net earnings from continuing operations	665	557	1,969	1,793
Net earnings from discontinued operations	35	3	3	124
Net earnings	700	560	1,972	1,917

Diluted Earnings Per Common Share
Continuing operations	$1.99	$1.53	$5.72	$4.84
Discontinued operations	.11	.01	.01	.33

Total	$2.10	$1.54	$5.73	$5.17

The following provides an overview of our consolidated results of operations by focusing on key elements in our Statements of Earnings. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, and most of our services sales are generated in our Electronic Systems and IS&GS segments.

Net Sales

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions)
Net Sales
Products	$9,680	$8,948	$27,293	$26,269
Services	2,439	2,395	6,995	6,641

Total	$12,119	$11,343	$34,288	$32,910

Net sales for the third quarter of 2011 were $12.1 billion, a $776 million or 7% increase over the third quarter of 2010 net sales of $11.3 billion. The increase was due to an 8% increase in product sales and a 2% increase in services sales. Product sales increases in Aeronautics and Space Systems of about $895 million partially were offset by lower product sales in IS&GS. The services sales increase of about $45 million primarily was attributable to Aeronautics and Electronic Systems.

Net sales for the first nine months of 2011 were $34.3 billion, a $1.4 billion or 4% increase over the $32.9 billion recorded in the comparable 2010 period. The increase was due to a 4% increase in product sales and a 5% increase in services sales. Product sales increases in Aeronautics and Electronic Systems of about $1,495 million partially were offset by lower product sales in IS&GS. The services sales increase of about $355 million primarily was attributable to Electronic Systems & IS&GS.

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

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions, except percentages)
Cost of Sales
Cost of product sales	$(8,667)	$(8,017)	$(24,361)	$(23,469)
% of product sales	89.5%	89.6%	89.3%	89.3%
Cost of services sales	(2,138)	(2,156)	(6,241)	(6,003)
% of services sales	87.7%	90.0%	89.2%	90.4%
Severance charges	(39)	(178)	(136)	(178)
Other unallocated corporate costs	(279)	(203)	(834)	(529)

Total	$(11,123)	$(10,554)	$(31,572)	$(30,179)

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

Cost of product sales – Cost of product sales increased by $650 million or 8% for the third quarter of 2011 from the comparable 2010 period. This increase primarily was due to higher product volume, as the percentage of cost of product sales relative to product sales has remained consistent period over period. For the quarter, cost of product sales increased primarily due to higher volume associated with the delivery of six additional C-130J aircraft, work performed on C-5 programs and F-35 low-rate initial production (LRIP) contracts as well as F-16 support activities of about $795 million at Aeronautics. Also, increased production on air defense (including Terminal High Altitude Defense (THAAD) and Patriot Advanced Capability-3 (PAC-3)) and tactical missile (including Hellfire) programs at Electronic Systems increased cost of product sales by approximately $190 million. Lastly, cost of product sales increased due to higher volume primarily associated with a commercial satellite delivery and government satellite activities at Space Systems of approximately $110 million. These increases partially were offset by lower production levels on the F-22 and F-35 System Development and Demonstration (SDD)

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

programs at Aeronautics of about $150 million, lower costs due to the absence of the Decennial Response Integration System (DRIS) program that supported the 2010 United States census at IS&GS of approximately $130 million, and lower volume on ship and aviation systems programs (including the Persistent Threat Detection System (PTDS) program) at Electronic Systems of about $100 million.

Cost of product sales increased by $892 million or 4% for the nine months ended September 25, 2011 from the comparable 2010 period. This increase primarily was due to higher product volume, as the percentage of cost of product sales relative to product sales has remained consistent period over period. For the year-to-date period, cost of product sales increased primarily due to higher volume associated with the delivery of ten additional C-130J aircraft, work performed on C-5 programs and F-35 LRIP contracts as well as F-16 support activities of about $1,645 million at Aeronautics. Also, production on air defense (including THAAD and PAC-3), tactical missile (including Hellfire), and radar programs at Electronic Systems increased cost of product sales by approximately $530 million. Lastly, cost of product sales increased primarily due to higher volume associated with a commercial satellite delivery and government satellite activities at Space Systems of approximately $165 million. These increases partially were offset by lower production levels on the F-22 and F-35 SDD programs at Aeronautics of about $530 million and on the NASA Orion and NASA external tank programs at Space Systems of approximately $225 million, lower costs due to the absence of the DRIS program at IS&GS of approximately $450 million, and lower volume on ship and aviation systems programs (including the PTDS program) at Electronic Systems of about $175 million.

Cost of services sales – Cost of services sales decreased by $18 million or 1% for the third quarter of 2011 from the comparable 2010 period. The decrease primarily was attributable to lower services volume on numerous small programs at IS&GS and on various training and logistics support services at Electronic Systems. These decreases partially were offset by higher services volume on the Special Operations Forces Contractor Logistics Support Services (SOF CLSS) program within the logistics support services at Electronic Systems of approximately $100 million. For the quarter, the approximate 2% decrease in percentage of cost of services sales relative to services sales primarily was due to the retirement of risks and other factors on numerous programs at IS&GS.

Cost of services sales increased by $238 million or 4% for the nine months ended September 25, 2011 from the comparable 2010 period. This increase primarily was due to higher services volume in logistics support services at Electronic Systems, primarily due to the SOF CLSS program of approximately $280 million, which partially was offset by lower services volume on numerous small programs at IS&GS and various other training and logistics support services at Electronic Systems. For the year-to-date period, the percentage of cost of services sales relative to services sales declined slightly primarily due to the retirement of risks and other factors on numerous programs at IS&GS, partially offset by volume on SOF CLSS, which provides a lower margin relative to other Electronic Systems programs.

Severance charges – During the quarter and nine months ended September 25, 2011, we recorded severance charges totaling $39 million and $136 million, net of state tax benefits. The severance charges recorded in the third quarter of 2011 related to our IS&GS business segment and Corporate Headquarters. In the second quarter of 2011, we recorded severance charges totaling $97 million, net of state tax benefits, of which $49 million and $48 million related to our Aeronautics and Space Systems business segments. These charges reduced our net earnings in the third quarter by $25 million ($.07 per share) and for the nine-month period by $88 million ($.25 per share). The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments based on years of service, which are expected to be paid through the first half of 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

These severance actions resulted from a strategic review of these businesses and our Corporate Headquarters to better align our organization and cost structure with changing economic conditions. The workforce reductions at the business segments also reflect changes in program lifecycles, where several of our major programs are transitioning out of development and into production, and certain programs are ending. In the third quarter of 2011, we made approximately half of the severance payments associated with the severance charge related to Space Systems. As of September 25, 2011, no other significant payments associated with the severance actions noted above have been made.

In the third quarter of 2010, we recorded a severance charge of $178 million, net of state income tax benefits, related to the Voluntary Executive Separation Program (VESP). The charge, which included lump-sum special payments for qualifying executives, reduced our net earnings by $116 million ($.32 per share for the third quarter and $.31 per share for the nine-month period). The effective date of termination of employment for most participants was February 1, 2011, with the lump-sum special payments to be made within 90 days from separation of service. As of September 25, 2011, substantially all payments under the VESP have been made.

We expect to recover a substantial amount of these severance charges, including the severance related to the VESP, in future periods through the pricing of our products and services to the U.S. Government and other customers. While the VESP is expected to be recovered over several years, the other severance charges would typically be expected to be recovered within a one year period. For example, Space Systems recovered about half of its second quarter 2011 severance charge in the third quarter of 2011, which largely was offset by about a $15 million charge related to excess inventory.

Other unallocated corporate costs – Unallocated corporate costs were $279 million and $834 million for the quarter and nine months ended September 25, 2011 compared to $203 million and $529 million for the quarter and nine months ended September 26, 2010. In both periods, the increase primarily was attributable to an increase in the FAS/CAS pension adjustment (see “Discussion of Business Segments” for a description of this amount).

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

Operating Profit

Our operating profit for the third quarter of 2011 was $1,041 million, an increase of 19% from the $877 million recorded in the comparable 2010 period. The increase in operating profit of $164 million primarily was attributable to a decrease in severance charges and increased operating profit in every business segment. These increases partially were offset by an increase in the FAS/CAS pension adjustment. Operating profit for the nine months ended September 25, 2011 was $2,898 million, a decrease of 1% from the $2,934 million recorded in the comparable 2010 period. The decrease in operating profit of $36 million primarily was attributable to an increase in the FAS/CAS pension adjustment, which partially was offset by increased operating profit in every business segment and a decrease in severance charges.

Interest Expense

Interest expense for the quarter and nine months ended September 25, 2011 was $89 million and $258 million, about the same as the comparable periods in 2010. The initial net impact of the issuance of the $2.0 billion of fixed rate notes in September 2011 and the redemption of the $500 million 4.12% notes in October 2011 (Note 10 under the caption “Long-term Debt”) is expected to increase our quarterly interest expense by approximately $13 million.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Non-operating Income (Expense), Net

Other non-operating income (expense), net was expense of $3 million in the third quarter of 2011, compared to income of $37 million in the third quarter of 2010. Other non-operating income (expense), net was income of $25 million in the first nine months of 2011, compared to income of $46 million in the comparable 2010 period. The decrease in both periods primarily was due to net unrealized losses on marketable securities held to fund certain non-qualified employee benefit obligations.

Income Tax Expense

Our effective income tax rates from continuing operations were 29.9% and 26.1% for the quarter and nine months ended September 25, 2011, compared to 32.8% and 34.1% for the third quarter and nine months ended September 26, 2010. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and dividends related to certain of our defined contribution plans with an employee stock ownership plan feature.

The effective tax rate for the quarter ended September 25, 2011 was lower than the comparable period in 2010 primarily due to the Research and Development (R&D) tax credit. In the fourth quarter of 2010, tax legislation retroactively extended the R&D tax credit for two years, from January 1, 2010 to December 31, 2011. While the R&D tax credit extension was retroactive to January 1, 2010, we did not recognize the benefit until the fourth quarter of 2010.

The effective tax rate for the nine months ended September 25, 2011 was lower than the comparable period in 2010 primarily due to the completion by the U.S. Congressional Joint Committee on Taxation (JCT) of its review of IRS Appeals’ resolution of certain adjustments related to tax years 2003-2008, and the R&D tax credit. As a result of the JCT’s completion of its review in April 2011, during the second quarter of 2011, we recorded a reduction in income tax expense of $89 million ($.26 per share for the nine months ended September 25, 2011).

The effective tax rate for the nine months ended September 26, 2010 was also impacted by legislation enacted in 2010 related to Medicare Part D. In the first quarter of 2010, health care legislation eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D, beginning in 2013. As a result, during the first quarter of 2010, we recorded additional income tax expense of $96 million ($.26 per share for the nine months ended September 26, 2010).

Net Earnings from Continuing Operations

Net earnings from continuing operations for the third quarter of 2011 were $665 million ($1.99 per share), compared to $557 million ($1.53 per share) reported in the third quarter of 2010. Net earnings from continuing operations for the nine months ended September 25, 2011 were $1,969 million ($5.72 per share), compared to $1,793 million ($4.84 per share) reported in the comparable 2010 period. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above. In addition, earnings per share has benefited from the significant number of shares repurchased under our share repurchase program (Note 10 under the caption “Stockholders’ Equity”).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Earnings from Discontinued Operations

Net earnings from discontinued operations included the operating results of Savi, a logistics business within our Electronics Systems business segment, for all periods presented. Discontinued operations also include Pacific Architects and Engineers, Inc. (PAE) for 2010 and through the date of its sale on April 4, 2011, and those of Enterprise Integration Group for 2010, which was sold on November 22, 2010.

Net earnings from discontinued operations were $35 million ($.11 per share) and $3 million ($.01 per share) for the quarter and nine months ended September 25, 2011, and was $3 million ($.01 per share) and $124 million ($.33 per share) for the quarter and nine months ended September 26, 2010. Earnings from discontinued operations for the quarter and nine months ended September 25, 2011, included a benefit of approximately $50 million related to the decision to sell Savi, the principal driver of which is the recognition of a deferred tax asset for book and tax differences. Similar tax benefits of $15 million and $96 million related to the sale of PAE were recorded in the first quarter of 2011 and second quarter of 2010. For additional information, see Note 3 to the accompanying consolidated financial statements.

DISCUSSION OF BUSINESS SEGMENTS

The following tables of financial information and related discussion of the results of operations of our business segments are consistent with the presentation of segment information in Note 5 to the financial statements. The discussion describes the contributions of each of our business segments to our consolidated net sales and operating profit for the quarters and nine months ended September 25, 2011 and September 26, 2010. We follow an integrated approach for managing the performance of our business segments, and discuss business segment results of operations around major products and services.

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

Operating profit of the business segments excludes the FAS/CAS pension adjustment (Note 5); expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as severance charges (Note 2); gains or losses from divestitures (Note 3); the effects of legal settlements; corporate costs not allocated to the business segments; and other miscellaneous corporate activities. These items other than severance charges are included in “Other unallocated corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings. Severance charges are presented as a separate reconciling item.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions)
Net Sales
Aeronautics	$3,995	$3,294	$10,600	$9,377
Electronic Systems	3,633	3,556	10,832	10,290
Information Systems & Global Solutions	2,323	2,525	6,833	7,281
Space Systems	2,168	1,968	6,023	5,962

Total	12,119	11,343	34,288	32,910

Operating Profit
Aeronautics	447	389	1,178	1,090
Electronic Systems	444	428	1,348	1,252
Information Systems & Global Solutions	213	208	620	615
Space Systems	251	236	731	689

Total business segments	1,355	1,261	3,877	3,646

Severance charges	(39)	(178)	(136)	(178)
Other unallocated corporate expense, net	(275)	(206)	(843)	(534)

Total	$1,041	$877	$2,898	$2,934

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

Changes in performance refer to increases or decreases in the estimated profit booking rates on our contracts accounted for using the POC method of accounting and usually relate to revisions in the total estimated costs at completion that reflect improved or deteriorated conditions on a particular contract. For example, improved conditions typically result from the retirement of risks on contracts. Such changes in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. For example, if we increase the estimated profit booking rate on a cost-reimbursable contract, the increase in sales and operating profit for that contract will reflect a higher return on sales in the current period due to the recognition of the higher profit booking rate on both current period costs as well as previously incurred costs.

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

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions, except percentages)
Net sales	$3,995	$3,294	$10,600	$9,377
Operating profit	$447	$389	$1,178	$1,090
Operating margin	11.2%	11.8%	11.1%	11.6%

Net sales in the Aeronautics segment increased $701 million, or 21%, during the third quarter of 2011, as compared to the corresponding period in 2010. The increase in net sales primarily was attributable to higher volume of about $495 million for C-130 programs due to an increase in deliveries (13 C-130J aircraft delivered in the third quarter of 2011 as compared to seven during the same 2010 period) and support activities, approximately $115 million driven by higher volume for the F-35 LRIP program, approximately $135 million for F-16 support activities, and about $100 million for higher volume on C-5 programs (one C-5 aircraft delivered in the third quarter of 2011 as compared to none during the same 2010 period). The increases partially were offset by a decline of about $75 million in net sales due to lower volume on the F-22 program, which will continue to decline as the program winds down with final deliveries expected to be completed in 2012.

During the first nine months of 2011, net sales in the Aeronautics segment increased $1.2 billion, or 13%, as compared to the corresponding period in 2010. The growth in net sales primarily was due to higher volume of about $825 million for C-130 programs due to an increase in deliveries (26 C-130J aircraft delivered in the first nine months of 2011 as compared to 16 during the same 2010 period) and support activities, approximately $500 million due to an increase in volume for work performed on the F-35 LRIP program, about $235 million for F-16 support activities, and approximately $205 million for higher volume on C-5 programs (two C-5 aircraft delivered in the first nine months of 2011 as compared to none during the same 2010 period). These increases partially were offset by a decline in net sales of approximately $435 million due to lower volume on the F-22 program, and lower net sales of about $105 million for the F-35 SDD program.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit in the Aeronautics segment increased $58 million, or 15%, during the third quarter of 2011, as compared to the corresponding period in 2010. The primary contributors to the growth were an increase of about $55 million on the F-22 program due to risk retirements in 2011 and approximately $55 million for C-130 programs as a result of higher volume and the retirement of risks in 2011, partially offset by a decline of approximately $40 million in operating profit for the F-16 program due to risk retirements in 2010.

During the first nine months of 2011, operating profit in the Aeronautics segment increased $88 million, or 8%, as compared to the corresponding period in 2010. The increase primarily was attributable to approximately $95 million of higher operating profit on C-130 programs due to increased volume and the retirement of risks in 2011, and about $70 million due to risk retirements on other Aeronautics sustainment activities in 2011. These increases partially were offset by lower operating profit of approximately $60 million on several programs (F-35, F-16 and other combat aircraft and other Aeronautics programs) due to risk retirements in 2010.

We expect Aeronautics will have sales growth in the upper single digit percentage range for 2011 as compared to 2010. This increase primarily is driven by growth on F-35 LRIP contracts, the C-130J program, and the C-5 Reliability Enhancement and Re-engining Program (RERP) that will more than offset a decline on the F-22 program. Operating profit is projected to increase at a mid-single digit percentage rate above 2010 levels, resulting in a decline in operating margins between the years. Aeronautics operating margins are declining in 2011 as compared to those reported over the last few years due to the changing life cycle of significant Aeronautics programs. Specifically, Aeronautics sales are being driven by a larger share of LRIP activities on the F-35 production and C-5 modernization programs with less volume on the F-22 and F-16 production programs. LRIP contracts typically yield lower margins than more mature production programs. We expect Aeronautics’ 2012 net sales will be flat or slightly higher than net sales for 2011 as a result of growth on F-35 LRIP contracts mostly offsetting lower volume on the F-22 production and F-35 SDD programs.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We have classified Savi as discontinued operations (Note 3) and, therefore, financial information related to this business has been excluded from the segment information below. Electronic Systems’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions, except percentages)
Net sales	$3,633	$3,556	$10,832	$10,290
Operating profit	$444	$428	$1,348	$1,252
Operating margin	12.2%	12.0%	12.4%	12.2%

Net sales in the Electronic Systems segment increased $77 million, or 2%, during the third quarter and $542 million, or 5%, during the first nine months of 2011, as compared to the corresponding periods in 2010. Contributing to the increases were higher volume on air defense programs (including THAAD and PAC-3) of approximately $125 million during the third quarter and about $330 million during the first nine months of 2011. Additional volume for logistics activities related to the SOF CLSS program, which began late in the third quarter of 2010, increased sales by about $105 million during the third quarter and approximately $295 million during the first nine months of 2011. Increased deliveries on tactical missiles programs (including Hellfire) resulted in increased net sales of approximately $95 million during the third quarter and about $175 million during the first nine months of 2011. Higher volume on the Littoral Combat Ship program contributed to an increase in net sales of approximately $65 million for the third quarter and about $115 million for the first nine months of 2011. The net sales increase during the first nine months of 2011 also was attributable to higher volume on various radar system programs of about $115 million.

These increases partially were offset by a decline in volume on other ship and aviation systems programs (primarily the 2010 deliveries of PTDS) of about $195 million during the third quarter and approximately $340 million during the first nine months of 2011, lower volume on various other training and logistics services programs of approximately $65 million during the third quarter and about $135 million during the first nine months of 2011, and declines in volume on fire control systems of about $40 million for the third quarter and approximately $60 million for the first nine months of 2011.

During the third quarter and first nine months of 2011, operating profit in the Electronic Systems segment increased $16 million, or 4%, and $96 million, or 8%, as compared to the corresponding periods in 2010. Operating profit increased about $40 million during the third quarter and approximately $50 million during the first nine months of 2011 on tactical missiles programs (including Hellfire and High Mobility Artillery Rocket System) due to volume and the retirement of risks, and about $20 million during the third quarter and about $15 million during the first nine months of 2011 for various training and logistics services programs, partially offset by decreases in operating profit of about $30 million and approximately $50 million on ship and aviation systems programs for the third quarter and first nine months of 2011. Additionally, the operating profit increase during the first nine months of 2011 was attributable to radar system programs and undersea warfare programs of approximately $35 million due to volume and air defense programs (PAC-3) of about $40 million due to volume and risk retirements.

We expect Electronic Systems’ sales, operating profit, and margins in 2011 will be comparable with 2010 results. A decline in volume on the PTDS program will be more than offset by an increase in volume on the SOF CLSS program and various air defense programs. We expect Electronic Systems’ net sales in 2012 will be flat or slightly higher as compared to 2011.

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

We have classified PAE and EIG as discontinued operations (Note 3) and, therefore, financial information related to these businesses has been excluded from the segment information below. IS&GS’ operating results included the following:

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions, except percentages)
Net sales	$2,323	$2,525	$6,833	$7,281
Operating profit	$213	$208	$620	$615
Operating margin	9.2%	8.2%	9.1%	8.4%

Net sales in the IS&GS segment decreased $202 million, or 8%, during the third quarter and $448 million, or 6%, during the first nine months of 2011, as compared to the corresponding periods in 2010. The decreases primarily were attributable to lower volume of about $150 million during the third quarter and approximately $500 million during the first nine months of 2011 due to the absence of the DRIS program that supported the 2010 United States census.

Operating profit in the IS&GS segment during the third quarter and first nine months of 2011 essentially was unchanged as compared to the corresponding periods in 2010. A decrease in operating profit for both the third quarter and first nine months of 2011 from the absence of the DRIS program in 2011 was offset by higher operating profit from numerous smaller programs, including about $25 million during the third quarter and about $40 million for the first nine months of 2011 from the retirement of risks on several programs, including Transportation Worker Identification Credential and Automated Flight Service Station.

We expect IS&GS’ sales to decline in 2011 in the mid-single digit percentage range as compared to 2010 results. The decrease primarily is due to the completion of the DRIS program in 2010. Operating profit is expected to increase over 2010 in the high single digit percentage range due to program performance, resulting in an increase in operating margins. The backlog of our IS&GS business has been reduced to $8.3 billion since December 31, 2010 primarily due to fiscal pressures constraining government purchases of information technology and other products and services. Due to the nature of its activities, backlog is converted into sales more quickly in IS&GS than our other business segments. We expect IS&GS will experience a mid single digit percentage decrease in net sales for 2012 as compared to 2011. This expected decline primarily is due to continued budget pressure in the government IT market.

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

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions, except percentages)
Net sales	$2,168	$1,968	$6,023	$5,962
Operating profit	$251	$236	$731	$689
Operating margin	11.6%	12.0%	12.1%	11.6%

Net sales in the Space Systems segment increased $200 million, or 10%, during the third quarter and $61 million, or 1%, during the first nine months of 2011, as compared to the corresponding periods in 2010. The increases in net sales were attributable to increased volume of about $145 million during the third quarter primarily related to commercial satellites (one delivery in the third quarter of 2011 and none in the same 2010 period), approximately $250 million during the first nine months due to commercial satellites and government satellite activities, and higher volume for fleet ballistic and defensive missile systems of about $45 million during the third quarter and approximately $70 million during the first nine months of 2011. These increases partially were offset by declines of about $25 million for the third quarter and approximately $85 million for the first nine months of 2011 related to the NASA External Tank program, which ended in connection with the completion of the space shuttle program in July 2011. Additionally, changes in volume on the NASA Orion program increased net sales by about $35 million during the third quarter of 2011, but decreased net sales by approximately $150 million during the first nine months of 2011.

During the third quarter and first nine months of 2011, operating profit in the Space Systems segment increased $15 million, or 6%, and $42 million, or 6%, as compared to the corresponding periods in 2010. The increases in operating profit principally were attributable to volume and retirement of risks on government satellite programs of about $35 million for the third quarter and approximately $75 million for the first nine months of 2011. Operating profit also increased about $15 million during the third quarter of 2011, primarily due to defensive missile systems. Partially offsetting this increase was lower equity earnings from ULA and USA of about $40 million for the third quarter and approximately $30 million for the first nine months of 2011 as compared to 2010.

Total equity earnings recognized by the Space Systems segment from ULA and USA represented about $35 million, or 15%, and approximately $165 million, or 23%, of the segment’s operating profit during the third quarter and first nine months of 2011. During the third quarter and first nine months of 2010, total equity earnings recognized by the Space Systems segment from ULA and USA represented about $75 million, or 33%, and approximately $195 million, or 28%.

We expect Space Systems’ sales to decline in 2011 in the low single digit percentage range as compared to 2010 results. Sales are expected to decline due to the end of our production of the external tank for the space shuttle, partially offset by growth in satellite activities. Segment operating profit and margin in 2011 are expected to be comparable with 2010. We expect Space Systems’ net sales for 2012 will be comparable with 2011 net sales.

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

Unallocated Corporate Expense, Net

The following table shows the components of unallocated corporate expense, net, including the CAS expense that is included as expense in the segments’ operating results, the related FAS pension expense, and the resulting FAS/CAS pension adjustment:

	Quarter Ended		Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In millions)
FAS/CAS pension adjustment:
FAS pension expense	$(455)	$(358)	$(1,366)	$(1,072)
Less: CAS expense	(224)	(247)	(674)	(741)

FAS/CAS pension adjustment – expense	(231)	(111)	(692)	(331)
Severance charges (1)	(39)	(178)	(136)	(178)
Stock compensation expense and other, net	(44)	(95)	(151)	(203)

Total	$(314)	$(384)	$(979)	$(712)

(1)

The amounts for 2011 consist of severance charges as described in Note 2. For the quarter and nine months ended September 26, 2010, the approximate amounts of the VESP attributable to our business segments were as follows: Aeronautics – $25 million; Electronic Systems – $38 million;

IS&GS – $42 million; and Space Systems – $41 million. The remaining $32 million was attributable to our Corporate Headquarters.

The increase in the FAS pension expense for 2011 as compared to 2010 primarily was due to the decrease in the discount rate at December 31, 2010 compared to December 31, 2009, together with the effect of the recognition of the 2008 investment losses, partially offset by the effects of investment gains in 2009 and 2010 (each as compared to our 8.50% long-term rate of return assumption). This trend is consistent with the assumptions we used in computing the FAS pension expense and CAS funding amounts as discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Form 10-K under the caption “Critical Accounting Policies – Postretirement Benefit Plans.”

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

	Nine Months Ended
	September 25, 2011	September 26, 2010
	(In millions)
Net cash provided by operating activities	$3,038	$3,387
Net cash provided by (used for) investing activities	337	(867)
Net cash used for financing activities	(1,063)	(2,256)

Operating Activities

Net cash provided by operating activities for the nine months of 2011 was $3,038 million, which was $349 million lower than the same period in 2010. The decrease primarily was attributable to a net increase in income tax payments of about $240 million and payments totaling $168 million related to the previously announced VESP (Note 2). In the first nine months of 2011, there were $1.3 billion in contributions made to our qualified defined benefit pension plans compared to $1.4 billion in the first nine months of 2010. We may review options for further contributions in 2011. We anticipate recovering approximately $900 million as CAS cost during 2011, with the remainder being recoverable in future years.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment which are generally incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for IT to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant and equipment amounted to $443 million in the first nine months of 2011 and $394 million in the comparable 2010 period. We expect that our operating cash flows will continue to be sufficient to fund our annual capital expenditures over the next few years.

Divestitures and other activities – In the first nine months of 2011, we received proceeds related to the sale of PAE (Note 3). There were no material divestiture activities in the comparable period of 2010. During the first nine months of 2011, we decreased our short-term investments by $510 million compared to an increase of $421 million during the comparable 2010 period. In the fourth quarter of 2011, we acquired QTC Holdings Inc., which provides outsourced medical evaluation services to the U.S. Government, for a payment of approximately $420 million, net of cash acquired (Note 10 under the caption “Subsequent Event”).

Financing Activities

Share activity and dividends – We paid cash totaling $2,317 million for share repurchases during the first nine months of 2011, which included $63 million for shares we repurchased in December 2010 but that were not paid for until January 2011 (Note 10 under the caption “Stockholders’ Equity”).

Our share repurchase program provides for the repurchase of our common stock from time-to-time. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. In the third quarter of 2011, our Board authorized an additional $1.0 billion in August and $2.5 billion in September for share repurchases, bringing the total authorized amount under the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

program to $6.5 billion. As of September 25, 2011, we had repurchased a total of 41.1 million shares under the program for $3,038 million, and there remained $3,462 million authorized for additional share repurchases. See Part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the third quarter of 2011.

During the first nine months of 2011, we declared and paid quarterly dividends totaling $770 million ($.75 per share). During the first nine months of 2010, we declared and paid dividends totaling $700 million ($.63 per share). We also declared our fourth quarter dividend of $323 million ($1.00 per share) in September 2011. This dividend will be paid in December 2011.

Cash received from the issuance of our common stock in connection with stock option exercises and tax benefits associated with stock-based compensation during the first nine months of 2011 and 2010 totaled $90 million and $57 million. Those activities resulted in the issuance of 1.6 million shares and 1.1 million shares during the respective periods.

Long-term debt – On September 9, 2011, we issued a total of $2.0 billion in long-term notes (Note 10 under the caption “Long-term Debt”). We used a portion of the net proceeds in the fourth quarter of 2011 to repay all of our outstanding $500 million 4.12% notes due March 2013 as well as to pay $26 million for the early redemption of the notes (Note 10 under the caption “Long-term Debt”).

CAPITAL RESOURCES

At September 25, 2011, we held cash and cash equivalents of $4.6 billion. Our long-term debt, net of amortized discounts, amounted to $7.0 billion, including the current portion, as of September 25, 2011, and mainly is in the form of publicly-issued notes and debentures that bear interest at fixed rates.

In August 2011, we entered into a new $1.5 billion revolving credit facility (the new credit facility) with a group of banks and terminated our existing $1.5 billion revolving credit facility which was to expire in June 2012. The new credit facility expires August 2016, and we may request an increase to the new credit facility by an additional amount up to $500 million, at the banks’ discretion. There were no borrowings outstanding under either facility through September 25, 2011. Borrowings under the new credit facility would be unsecured and bear interest at rates based, at our option, on the Eurodollar rate or a bank defined Base Rate, as defined in the new credit facility. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the new credit facility. As of September 25, 2011, we were in compliance with all covenants contained in the new credit facility, as well as in our debt agreements.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the first nine months of 2011. If we were to issue commercial paper, the borrowings would be supported by the new credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $3.0 billion at September 25, 2011, a decrease of $554 million from December 31, 2010. The decrease primarily was due to the repurchase of 29.9 million common shares for $2,263 million and dividends declared of $1,098 million during the first nine months of 2011. These decreases partially were offset by net earnings of $1,972 million, a reclassification adjustment of $443 million, primarily related to our postretirement benefit plans, and employee stock activity of $392 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1,846 million recorded as a reduction of retained earnings.

OTHER MATTERS

Postretirement Benefit Plans

Our postretirement benefit plans are measured annually at year-end and are largely dependent upon several key economic assumptions. The decline in discount rates experienced to date in 2011 could negatively affect our year-end 2011 balance sheet and 2012 earnings if this trend continues through to the end of 2011. If we were to assume that the discount rate we were going to use at the end of 2011 was 4.5% and our actual investment return for 2011 was 5.0%, our pension liabilities would increase by approximately $5.7 billion and the accumulated other comprehensive loss within stockholders’ equity would increase by approximately $3.5 billion. This could result in our reporting negative stockholders’ equity at year-end. If this occurs, this will not impact our debt covenants nor hinder our ability to pay dividends. Using these same assumptions, along with a potential reduction of our expected long-term rate of return on plan assets from 8.5% to 8.0%, our 2012 non-cash FAS/CAS pension expense adjustment could be comparable to the 2011 adjustment of approximately $925 million. This estimate for the 2012 FAS/CAS pension adjustment is significantly higher than our previous expectations due to the impact of changes in the economic factors from those used at year-end 2010 and a delay in the CAS harmonization beyond 2012.

In developing the sensitivity analysis above, we made the following assumptions that are different than those at the beginning of this year: 1) the discount rate at the end of 2011 would equal 4.5%; 2) the actual rate of return on plan assets for the full year 2011 would equal 5.0%; 3) the expected long-term rate of return on plan assets for 2012 would equal 8.0%; and 4) the cash contributions to our pension plans total approximately $1.3 billion in 2011 and $2.1 billion in 2012. These are the only changes in valuation assumptions we have assumed. Further, we have assumed the revised CAS rules, as discussed below, will not be effective until after 2012 (and thus no change in estimated CAS expense has been factored into our sensitivity analysis).

The Pension Protection Act (PPA) required the CAS Board to modify its pension accounting rules by 2010 to better align the recovery of pension contributions on U.S. Government contracts with the new accelerated funding required by the PPA. To date, the CAS Board has not published final changes to its pension accounting rules. Our inability to allocate the accelerated pension contributions required under the PPA in the pricing of our products and services on U.S. Government contracts in the period during which the contributions are required will have the effect of increasing the amount of the FAS/CAS pension expense that is charged to earnings in 2012 and negatively affecting our cash from operations.

A change of plus or minus 25 basis points to the 4.5% assumed discount rate above, with all other assumptions held constant, would result in an incremental noncash, after-tax increase or decrease to stockholders’ equity at the end of 2011 of approximately $875 million, with a corresponding decrease or increase of approximately $115 million in our estimated 2012 FAS/CAS pension expense adjustment. For each 100 basis points our actual return on plan assets for the full year 2011 is below 5%, cash contributions to our pension plans in 2012 would be expected to increase by approximately $85 million.

Accounting for postretirement benefit plans under GAAP requires that the amounts we record be computed using actuarial valuations. These valuations include many assumptions, including those we make regarding financial markets and other economic conditions. Changes in those annual assumptions can impact our total stockholders’ equity at any given year’s end, and the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

amount of expense we record for our postretirement benefits plans in the following year. We will not finalize our postretirement benefit plan assumptions, or determine the actual return on plan assets, until our December 31, 2011 measurement date and they may not be the same as those discussed above.

Please refer to the Postretirement Benefit Plans section under Critical Accounting Policies in our December 31, 2010 Form 10-K for a more detailed discussion of the significant assumptions we must make, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts.

Status of F-35 LRIP 5

The F-35 program consists of multiple contracts. The customer’s acquisition strategy contemplates that the SDD contract will be performed concurrently with the LRIP contracts. Concurrent performance of development and production contracts is advantageous in complex programs to test airplanes, shorten the time to field systems, as well as achieve overall cost savings. Accordingly, we are performing the SDD contract concurrently with LRIP aircraft lots 2 through 4, as lot 1 has been completed.

The SDD portion of the F-35 program has approximately $575 million of fee remaining, of which a minor portion has been tied to 2011 performance milestones. Any portion of the remaining fee that we or our partners receive is dependent upon completion of milestones, most of which have not yet been determined.

With respect to LRIP 5, we received customer authorization and initial funding to begin work in July 2010. In January 2011, we notified our customer that additional funding would be required to continue the advanced procurement. Despite not yet receiving such funding, we and our industry team have continued work in an effort to meet our customer’s desired aircraft delivery dates for the LRIP 5 aircraft. As a result, as of September 25, 2011, we have approximately $750 million in potential termination liability exposure. Without additional funding or contract coverage, we estimate that our exposure by the end of 2011 will be approximately $1.2 billion. We are in the process of negotiating with our customer to obtain additional funding and finalize contract negotiations.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to program schedule, cost, requirements, and aircraft quantities as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, executing flight tests, supplier and partner performance, software development, and negotiating acceptable terms and conditions for LRIP 5, including exploring a fair and equitable cost share related to changes arising from the concurrent performance of development and production contracts as described above.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $327 million which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for certain financial support arrangements (e.g., letters of credit, surety bonds, or foreign exchange contracts provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 25, 2011, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

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

During the nine months ended September 25, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K, except as disclosed in Note 1 to the accompanying consolidated financial statements. On January 1, 2011, we changed our methodology for recognizing net sales for services contracts with the U.S. Government to the POC method, and the way we evaluate new or significantly modified contracts with customers other than the U.S. Government, to the extent the contracts include multiple elements, to determine if the individual deliverables should be accounted for as separate units of accounting. However, these changes did not have a material effect on our consolidated results of operations, financial position, or cash flows, or on our related accounting policies. Due to the pervasiveness of the estimates and judgments that are necessary under the POC method of accounting and as a result of the changes disclosed in Note 1, we have revised our critical accounting policy related to contract accounting and sales recognition as set forth below.

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

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract is based on the initial estimated costs at completion considering risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements. Business segment personnel evaluate our contracts through periodic reviews. Management personnel independent from the business segment performing work under the contract also perform recurring evaluations of technical matters, scheduling, and contract costs. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring the risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of the changes. For example, if we increase the estimated profit booking rate on a cost-reimbursable contract, the increase in sales and operating profit for that contract will reflect a higher return on sales in the current period due to the recognition of the higher profit booking rate on both current period costs, as well as previously incurred costs. As examples of how changes in profit booking rates can affect our financial statements, our net profit booking rate adjustments increased operating profit, net of state taxes, by approximately $425 million and $1,175 million for the quarter and nine months ended September 25, 2011, approximately $325 million and $975 million for the quarter and nine months ended September 26, 2010, and approximately $1.4 billion and $1.6 billion for 2010 and 2009, as we were able to successfully retire risks across a broad portfolio of contracts in those periods.

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

Goodwill

Our goodwill at September 25, 2011 amounted to $9.6 billion, including $5.6 billion and $3.4 billion for the reporting units in our Electronic Systems and IS&GS business segments. We review goodwill for impairment on an annual basis at the reporting unit level in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Such events or circumstances could include significant changes in the business climate of our industry, operating performance indicators, competition, or sale or disposal of a portion of a reporting unit. While there have been no events or changes in circumstances to date, government spending reductions, as discussed in the “Update on Industry Considerations” section on pages 23 and 24, as well as other factors have the potential to significantly impact our portfolio of business, which is heavily dependent upon discretionary appropriations for defense and other programs.

Lockheed Martin Corporation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010: Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosures About Market Risk” on page 47; Note 1 under the caption “Derivative financial instruments” on page 58; and Note 10 beginning on page 68. During the first nine months of 2011, we entered into interest rate swap contracts that were not material to our financial statements (Note 9). Our exposures to market risk have not changed materially since December 31, 2010.

Item 4.	Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 25, 2011. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 25, 2011.

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
•

Changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reduction of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011);

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

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulation” on page 9 and “Risk Factors” on pages 10 through 16, respectively, of our Annual Report on Form 10-K for the year ended December 31, 2010; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 23 through 45 of this Form 10-Q; and “Note 3 – Discontinued Operations,” “Note 7 – Postretirement Benefit Plans,” and “Note 8 – Legal Proceedings and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements on page 9, page 12, and pages 13 through 17, respectively, included in this Form 10-Q.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for environmental remediation to the extent estimable, see “Note 8 – Legal Proceedings and Contingencies” under the caption “Environmental Matters” in this Form 10-Q. In addition, in July 2011, Sandia Corporation, a subsidiary of the Corporation which manages Sandia National Laboratories for the Department of Energy, agreed to pay $182,500 in penalties and costs in settlement of alleged violations related to the handling of hazardous waste treatment and storage at a facility in Livermore, California.

In addition, see the “Legal Proceedings” section of the Form 10-K for a description of previously reported matters.

Item 1A.	Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2010 Form 10-K (pages 10 through 16) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2010 Form 10-K. See “Update on Industry Considerations” on pages 23 and 24 for an updated discussion of certain trends affecting our industry.

Lockheed Martin Corporation

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 25, 2011.

The following table provides information about the purchases during the quarter ended September 25, 2011 of our equity securities that had been registered pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Amount Available for Future Share Repurchases Under the Program (2)
				(in millions)
July (June 27, 2011 – July 31, 2011)	1,872,618	$77.98	1,872,618	$780
August (August 1, 2011 – August 28, 2011)	9,544,634	$70.46	9,544,634	$1,107
September (August 29, 2011 – September 25, 2011)	2,029,918	$71.70	2,029,918	$3,462

Total	13,447,170	$71.69	13,447,170	$3,462

(1)

We repurchased a total of 13.4 million shares of our common stock for approximately $964 million during the quarter ended September 25, 2011 under a share repurchase program that we announced in October 2010.

(2)

Our Board of Directors has approved a share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $6.5 billion, including $1.0 billion and $2.5 billion authorized for repurchase by our Board of Directors on August 22, 2011 and September 22, 2011. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. As of September 25, 2011, we had repurchased a total of 41.1 million shares under the program for $3,038 million.

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

Lockheed Martin Corporation
(Registrant)

Date:	October 27, 2011	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Chief Accounting Officer)

