Form 10-K
period 2011-12-31
LOCKHEED MARTIN CORP
filed 2012-02-23
CIK 936468

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Approximately $26.4 billion as of June 26, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 325,105,500 shares outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2012 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

General

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2011, 82% of our $46.5 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales (FMS) funded, in whole or in part, by the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security.

We are operating in an environment that is characterized by both increasing complexity in the global security environment, as well as continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on core program execution, improving the quality and predictability of the delivery of our products and services, and placing more security capability into the hands of our customers at affordable prices. Recognizing that our U.S. Government customers are resource constrained, we are endeavoring to develop and extend our portfolio in a disciplined manner with a focus on international and adjacent markets. Finally, we are focused on cost reduction, through actions such as our workforce reductions in 2011 and programs like our Voluntary Executive Separation Program (VESP) and facility reduction initiatives in 2010, to further enhance the value of our products and services.

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

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the U.S. Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review that information.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for our annual stockholders’ meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file the material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings. Our SEC filings can be accessed through the investor relations page of our website, www.lockheedmartin.com/investor. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Lockheed Martin Corporation.

Business Segments

We have four business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. For more information concerning our segment presentation, including comparative segment net sales, operating profit, and related financial information for 2011, 2010, and 2009, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Information on Business Segments.

Aeronautics

In 2011, our Aeronautics business segment generated net sales of $14.4 billion, which represented 31% of our total consolidated net sales. Aeronautics’ customers include the military services and various other government agencies of the U.S. and allied countries around the world. In 2011, U.S. Government customers accounted for 75% and international customers accounted for 25% of Aeronautics’ net sales. Sales from Aeronautics’ combat aircraft products and services represented 20% of our total consolidated net sales in each of 2011, 2010, and 2009. No other Aeronautics’ product or service lines generated more than 10% of our total consolidated net sales in 2011, 2010, or 2009.

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Aeronautics also provides logistics support, sustainment, and upgrade modification services for its aircraft. Aeronautics’ major programs include:

•	F-35 Lightning II Joint Strike Fighter – international multi-role, stealth fighter;
•	F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter;
•	F-22 Raptor – air dominance and multi-mission stealth fighter;
•	C-130J Hercules – international tactical airlifter; and
•	C-5M Super Galaxy – modernization of the C-5 Galaxy, a strategic airlifter.

The F-35 program, which is the largest in our corporation and generated 42% of Aeronautics’ net sales in 2011, consists of multiple contracts. Under our customer’s acquisition strategy, the System Development and Demonstration (SDD) contract will be performed concurrently with the low-rate initial production (LRIP) contracts. Concurrent performance of development and production contracts is advantageous in complex programs to test airplanes, shorten the time to field systems, and achieve overall cost savings. Accordingly, we are performing the SDD contract concurrently with LRIP aircraft lots 2 through 6. We expect the SDD portion of the F-35 program to continue into 2017.

In 2011, both LRIP lot 1 aircraft and seven of the 12 LRIP lot 2 aircraft were delivered to the U.S. Government. We received additional funding for LRIP 5 and long lead funding for LRIP 6 in 2011. We now have 93 production aircraft on order. Despite the reduced defense spending levels in the President’s fiscal year 2013 budget proposal, the F-35 program continues to receive strong support from our customers. The budget supports continuation of all three variants of the F-35 aircraft and still maintains the same ultimate inventory objective of 2,443 aircraft for the U.S. Government as last year, although ramp up of production will be slowed in the near term due to budgetary constraints and to allow for more testing and to minimize design changes impacting production aircraft.

International interest in the F-35 continues to grow with two U.S. Government FMS customers to go along with eight partner countries. In 2011, the Israeli government signed a letter of offer and acceptance with the U.S. Government for the procurement of F-35 aircraft, and the Japanese Ministry of Defense selected the F-35 to be its next generation fighter. Israel and Japan are expected to be the first two countries to receive the F-35 aircraft through the FMS process. For additional information on the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aeronautics continues to produce F-16 aircraft for foreign governments under the FMS process and through direct foreign government sales. Aeronautics also provides service-life extension and other upgrade programs for our customers’ F-16 aircraft. Production of the F-22 is scheduled to be completed in 2012 with on-going modernization and sustainment activities continuing thereafter.

Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, upgrade and support services for the legacy C-130 Hercules worldwide fleet, support services for the existing C-5A/B/C/M Galaxy fleet, and modernization of Galaxy aircraft to the C-5M Super Galaxy configuration.

In addition to the above aircraft programs, Aeronautics is involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, which includes the Skunk Works, is focused on future systems, including unmanned aerial systems and next generation capabilities for long-range strike, intelligence, surveillance, reconnaissance, situational awareness, and air mobility. We continue to explore technology advancement and insertion in existing aircraft, such as the F-35, F-22, F-16, C-130, U-2, and P-3. We also are involved in numerous network-enabled activities that allow separate systems to work together to increase effectiveness, and continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design and development.

Electronic Systems

In 2011, our Electronic Systems business segment generated net sales of $14.6 billion, which represented 31% of our total consolidated net sales. Electronic Systems’ customers include the military services and various government agencies of the U.S. and allied countries around the world as well as commercial and other customers. In 2011, U.S. Government customers accounted for 73%, international customers accounted for 26%, and U.S. commercial and other customers accounted for 1% of Electronic Systems’ net sales. No Electronic Systems’ product or service lines generated more than 10% of our total consolidated net sales in 2011, 2010, or 2009.

Electronic Systems provides surface ship and submarine combat systems; sea-based missile defense systems; ship systems integration; littoral combat ships; nuclear instrumentation and control systems for naval submarines, aircraft carriers, and surface warships; air and defense missile systems; air-to-ground precision strike weapons systems; tactical missiles; munitions; fire control and navigation systems for rotary and fixed-wing aircraft; manned and unmanned ground vehicles; mission operations support, readiness, engineering support, and integration services; simulation and training services; and energy programs. Electronic Systems’ major programs include:

•

The Aegis Combat System, which is a fleet defense missile system for the U.S. Navy and international customers and also a sea-based element of the U.S. missile defense system. The Aegis Combat Systems Engineering Agent program, where we are the incumbent contractor, is being recompeted by the U.S. Navy in 2012.

•

The Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) air and missile defense programs. PAC-3 is an advanced defensive missile for the U.S. Army and international customers designed to intercept incoming airborne threats. THAAD is a transportable defensive missile system for the U.S. Government and international customers designed to engage targets both within and outside of the Earth’s atmosphere. The United Arab Emirates (UAE) recently selected THAAD, which represents the first international sale for this program.

•

The Multiple Launch Rocket System (MLRS), Hellfire, and Joint Air-to-Surface Standoff Missile (JASSM) tactical missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System platforms produced for the U.S. Army and international customers. Hellfire is an air-to-ground missile used for rotary and fixed-wing aircraft, which is produced for the U.S. Army and international customers. JASSM is an air-to-ground missile used for fixed-wing aircraft, which is produced for the U.S. Air Force and international customers.

•	The Apache Fire Control System, which provides weapons targeting capability for the Apache helicopter for the U.S. Army and a number of international customers.
•

The Littoral Combat Ship (LCS), which is a surface combatant for the U.S. Navy designed to operate in shallow waters. Our second LCS vessel, the Fort Worth, successfully completed its builder’s sea trials in November 2011 and is on schedule for delivery to the U.S. Navy in 2012. Construction also began on our third LCS vessel, the Milwaukee.

•	The Special Operations Forces Contractor Logistics Support Services program, which provides logistics support services to the Special Operations Forces of the U.S. Army.

Information Systems & Global Solutions

In 2011, our IS&GS business segment generated net sales of $9.4 billion, which represented 20% of our total consolidated net sales. IS&GS’ customers include the military services and various government agencies of the U.S. and allied countries around the world as well as commercial and other customers. In 2011, U.S. Government customers accounted for 93%, international customers accounted for 5%, and U.S. commercial and other customers accounted for 2% of IS&GS’ net sales. No IS&GS’ product or service lines generated more than 10% of our total consolidated net sales in 2011, 2010, or 2009.

IS&GS provides management services, information technology solutions, and advanced technology expertise across a broad spectrum of applications. IS&GS supports the needs of customers in human capital planning, data protection and sharing, cyber-security, financial services, health care, energy and environment, security, space exploration, biometrics, and transportation. IS&GS provides network-enabled situation awareness, delivers communications and command and control capability through complex mission solutions for defense applications, and integrates complex global systems to help our customers gather, analyze, and securely distribute critical intelligence data. IS&GS has a portfolio of many smaller contracts as compared to our other business segments. IS&GS’ major programs include:

•	The Command and Control, Battle Management, and Communications (C2BMC) contract, a program to increase the integration of the Ballistic Missile Defense System for the U.S. Government.
•

The En-Route Automation Modernization (ERAM) contract, which is a program to replace the Federal Aviation Administration’s infrastructure with a modern automation environment that includes new functions and capabilities.

•	The Hanford Mission Support contract, which provides infrastructure and site support services to the Department of Energy.
•

The National Science Foundation’s U.S. Antarctic Support program, which was awarded in December 2011, manages sites and equipment to enable universities, research institutions, and federal agencies to conduct scientific research in the Antarctic.

Space Systems

In 2011, our Space Systems business segment generated net sales of $8.1 billion, which represented 18% of our total consolidated net sales. Space Systems’ customers include various government agencies of the U.S. and commercial customers. In 2011, U.S. Government customers accounted for 96%, international customers accounted for 2%, and U.S. commercial and other customers accounted for 2% of Space Systems’ net sales. Sales from Space Systems’ satellite products and services represented 12%, 13%, and 13% of our total consolidated net sales in 2011, 2010, and 2009. No other Space Systems’ product or service lines generated more than 10% of our total consolidated net sales in 2011, 2010, or 2009.

Space Systems is engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems, including activities related to the planned replacement of the Space Shuttle. Space Systems is responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include:

•	The Trident II D5 Fleet Ballistic Missile, which is a program with the U.S. Navy for the only current submarine-launched intercontinental ballistic missile in production in the U.S.
•	The Space-Based Infrared System (SBIRS) program, which provides the U.S. Air Force with enhanced worldwide missile launch detection and tracking capabilities.
•

The Orion Multi-Purpose Crew Vehicle (Orion) program, an advanced crew capsule design for the National Aeronautics and Space Administration (NASA) utilizing state-of-the-art technology for human exploration beyond low earth orbit that replaces the Space Shuttle.

•	The Advanced Extremely High Frequency (AEHF) system, which is the next generation of highly secure communications satellites for the U.S. Air Force.
•	The Mobile User Objective System (MUOS), which is a next-generation narrow band satellite communication system for the U.S. Navy.
•	Global Positioning System (GPS) III, which is a program to modernize the GPS satellite system for the U.S. Air Force.

Space Systems has an ownership interest in United Launch Alliance, which provides expendable launch services for the U.S. Government, and in United Space Alliance, which provides processing activities for the Space Shuttle program, which is winding down following the completion of the last mission in 2011.

Competition

Our broad portfolio of products and services competes against the products and services of other large aerospace, defense, and information technology companies, as well as numerous smaller competitors, particularly in the IS&GS segment. We often form teams with other companies that are competitors in other areas to provide customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition, such as information technology contracts where there may be a wide range of small to large contractors bidding on procurements. Principal factors of competition include: value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; financing and total cost of ownership; release of technology; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely solutions.

The competition for foreign sales is subject to additional U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation, and contracting practices). We may compete against domestic and foreign companies (or teams) for contract awards by foreign governments. International competitions also may be subject to different laws or contracting practices of foreign governments that may impact how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Raw Materials and Seasonality

Aspects of our business require relatively scarce raw materials. Historically, we have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

Aluminum and titanium are important raw materials used in certain of our Aeronautics and Space Systems programs. Long-term agreements have helped enable a continued supply of aluminum and titanium. Carbon fiber is an important ingredient in the composite material that is used in our Aeronautics programs, such as the F-35 aircraft. Aluminum lithium, which we use for F-16 aircraft structural components, is currently only available from limited sources. We have been advised by some suppliers that pricing and the timing of availability of materials in some commodities markets can fluctuate widely. These fluctuations may negatively affect price and the availability of certain materials. While we do not anticipate material problems regarding the supply of our raw materials and believe that we have taken appropriate measures to mitigate these variations, if key materials become unavailable or if pricing fluctuates widely in the future, it could result in delay of one or more of our programs, increased costs, or reduced profits.

No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries, and customer acceptance.

Government Contracts and Regulation

Our business is heavily regulated. We deal with numerous U.S. Government agencies and entities, including all branches of the U.S. military, the Departments of Defense, Homeland Security, Justice, Commerce, Health and Human Services, Transportation, and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, NASA, and the Environmental Protection Agency (EPA). Similar government authorities exist in other countries and regulate our international efforts.

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

For additional discussion of government contracting laws and regulations, see “Risk Factors” and “Industry Considerations” and “Critical Accounting Policies” regarding contract types in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs historically have not differed materially from those of our other government programs. The internal controls addressing the financial reporting of classified programs are consistent with the internal control practices for non-classified contracts.

Backlog

At December 31, 2011, our total backlog was $80.7 billion compared with $78.4 billion at December 31, 2010. Backlog is converted into sales in future periods as work is performed or deliveries are made. Approximately $31.0 billion, or 38%, of our total 2011 year-end backlog is expected to be converted into sales in 2012.

Our backlog includes both funded (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential indefinite-delivery, indefinite-quantity (IDIQ) orders in our backlog. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $55.1 billion at December 31, 2011 as compared to $56.6 billion at December 31, 2010. The backlog for each of our business segments is provided as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Discussion of Business Segments.”

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems, and other concept formulation studies. These costs generally are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Corporation-sponsored product development costs not otherwise allocable are charged to expense when incurred. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred. Independent research and development costs charged to costs of sales were $585 million in 2011, $639 million in 2010, and $717 million in 2009. The downward trend reflects the transition of programs from development to production and the realignment of our costs to adjust to our customers’ budgetary constraints. See “Research and development and similar costs” in Note 1 – Significant Accounting Policies.

Employees

At December 31, 2011, we had approximately 123,000 employees, over 95% of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The majority of our employees possess a security clearance. The demand for workers with security clearances who have specialized engineering, information technology, and technical skills within the aerospace, defense, and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees in areas of need.

Approximately 15% of our employees are covered by any one of approximately 70 separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities. Management considers employee relations to be good.

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

We depend heavily on U.S. Government contracts. A decline or reprioritization of funding in the U.S. defense budget or delays in the budget process could adversely affect our ability to grow or maintain our sales, earnings, and cash flow.

We derived 82% of our sales from U.S. Government customers in 2011, including 61% from the DoD. We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.

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

During 2011, the U.S. Government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (Budget Act) passed by Congress. Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013. While the impact of sequestration is yet to be determined, automatic across-the-board cuts would approximately double the $487 billion top-line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government’s fiscal year 2013. The resulting automatic across-the-board budget cuts in sequestration would have significant consequences to our business and industry. There would be disruption of ongoing programs and initiatives, facilities closures and personnel reductions that would severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge, directly undermining a key provision of the new security strategy, which is to preserve the industrial base. In December 2011, Congress passed an omnibus appropriations act for fiscal 2012 to finance all U.S. Government activities through September 30, 2012, the end of its fiscal year. This full year method of financing eliminated much of the uncertainty and inefficiency in procurement of products and services that characterized the government’s first quarter of fiscal year 2012 when the operations of the federal government were financed through a series of continuing resolution temporary funding measures.

Under such conditions, large or complex programs are potentially subject to increased scrutiny, particularly those programs that have experienced performance challenges. Our largest program, the F-35, represented 13% of our consolidated sales in 2011, and is expected to represent a higher percentage of our sales in future years. For additional information regarding the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. Historically, this has not had a material effect on our business; however, should a continuing resolution be prolonged further or extended through the entire government fiscal year, it may cause procurement awards to shift and cause our revenues to vary between periods.

During periods covered by continuing resolutions (or until the regular appropriation bills are passed), we may experience delays in procurement of products and services due to lack of funding; and those delays may affect our results of operations. At times, we may continue to work without funding, and use our funds, in order to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.

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

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-reimbursable contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Allowable costs would include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation. We attempt to ensure that adequate funds are available by notifying the customer when its estimated costs, including those associated with a possible termination for convenience, approach levels specified as being allotted to its programs. As funds are typically appropriated on a fiscal-year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, occasionally on-going programs do not have sufficient funds appropriated to cover the termination costs were the government to terminate them for convenience. Under such circumstances, the U.S. Government could assert that it is not required to appropriate additional funding.

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

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period for various reasons. In addition, the use of progress payment provisions on fixed price contracts may delay our ability to recover costs incurred and affect the timing of our cash flows.

U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency, and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. Government also audits the adequacy of, and a contractor’s compliance with, its systems and policies, including the contractor’s business systems, purchasing, property, estimating, EVMS, compensation, accounting, budgeting, billing, labor, and information systems. For discussion of the EVMS at our Fort Worth location, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any costs found to be misclassified may be subject to repayment. Inadequacies identified during government audits of EVMS, purchasing, billing, and labor systems also may result in withholds on billed receivables, which could potentially impact the timing of our cash flows. The withholds are imposed if the system inadequacy causes damages to the U.S Government. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business.

Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance.

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

In 2011, our sales to international customers (including foreign military sales funded, in whole or in part, by the U.S. Government) were 17% of net sales. As a company, we have a goal to grow international sales over the next several years. Our international business may pose risks that are different, and potentially greater, than those encountered in our domestic business due to the potential for greater volatility in foreign economic and political environments. International procurement rules and regulations, contract laws and regulations, and contractual terms are different from those in the U.S., and may be interpreted differently by foreign courts. Our international business is highly sensitive to changes in foreign national priorities and government budgets, and may be further affected by global economic conditions and fluctuations in foreign currency exchange rates. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

In 2011, the European Commission took actions to stem the debt crisis in a number of member countries of the European Union and to stabilize the economies of these countries. The governments of a number of European countries have proposed austerity measures to their budgets as a condition for continued economic support from other European Union countries (as well as the Europe Central Bank) which could further constrain their defense budgets and fiscal priorities in current and future periods. Given the ongoing negotiations of the European Commission and its member nations, the effect of these austerity measures on our international sales is uncertain.

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

Some international customers require contractors to comply with industrial cooperation regulations and enter into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, manufacturing, and financial support projects as a condition to obtaining orders or other arrangements. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. See “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to designing, developing, and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we also may incur liabilities that are unique to our products and services, including combat and air mobility aircraft, missile and space systems, command and control systems, air traffic control management systems, cyber security, homeland security, and training programs. In some, but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions, or otherwise. The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities.

Substantial claims resulting from an accident, failure of our products or services, or other incident, or liability arising from our products and services in excess of any indemnity and our insurance coverage (or for which indemnity or insurance is not available or not obtained) could adversely impact our financial condition, cash flows, or operating results. Any accident, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

Our earnings and margins may vary based on the mix of our contracts and programs, our performance, and our ability to control costs.

Our earnings and margins may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is finally determined (particularly under award and incentive fee contracts). Changes in procurement policy favoring new, accelerated, or more incentive-based fee arrangements or different award fee criteria or government proposals that indicate what our costs should be may affect the predictability of our profit rates. Our customers are under pressure that may result in a change in contract types earlier in program maturity or pursuit of non-traditional contract provisions in negotiation of contracts.

Our backlog includes a variety of contract types which are intended to address changing risk and reward profiles as a program matures. Contract types include cost-reimbursable, fixed-price incentive, fixed-price, and time-and-materials contracts. Contracts for development programs with complex design and technical challenges are typically cost-reimbursable. Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. In these cases, the associated financial risks primarily relate to a reduction in fees, and the program could be cancelled if cost, schedule, or technical performance issues arise.

Other contracts in backlog are for the transition from development to production (e.g., Low Rate Initial Production), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These generally are cost-reimbursable or fixed-price incentive contracts, although there is a current stated U.S. Government preference for fixed-price incentive contracts. Under a fixed-price incentive contract, the allowable costs incurred are eligible for reimbursement, but are subject to a cost-share limit which affects profitability. Changes resulting from the ongoing development phase may need to be implemented on the production contracts, a concept referred to as concurrency. The risks associated with estimating and recovering the potential cost of concurrency changes on LRIP contracts may affect our earnings and cash flows. If our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

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

Many of our contracts involve subcontracts or teaming arrangements with other companies upon which we rely to perform a portion of the services that we must provide to our customers. We also sometimes bid on contracts through joint ventures that award work through these entities, rather than through subcontract or teaming arrangements. There is a risk that we may have disputes with our subcontractors, teammates, or venture members, including disputes regarding the quality and timeliness of work performed, the workshare provided to that party, customer concerns about the other party’s performance, our failure to extend existing task orders or issue new task orders, or our hiring of the personnel of a subcontractor, teammate, or venture member, or vice versa. In addition, the contracting parties on which we rely may be affected by changes in the economic environment and constraints on available financing to meet their performance requirements or provide needed supplies on a timely basis. A failure by one or more of those contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis may affect our ability to perform our obligations. Contracting party performance deficiencies may affect our operating results and could result in a customer terminating our contract for default. A default termination could expose us to liability and affect our ability to compete for future contracts and orders.

The funding and costs associated with our pension and postretirement medical plans may cause our earnings, cash flows from operations, and stockholders’ equity to fluctuate significantly from year to year.

Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. The impact of these plans on our GAAP earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions, including interest rates, rates of return on plan assets, and workforce demographics. Changes in these factors affect our plan funding, cash flow, earnings, and stockholders’ equity.

With regard to cash flow, in the past few years we have made substantial cash contributions to our plans following ERISA and in 2011, Pension Protection Act (PPA) requirements. We generally are able to recover these costs related to our plans as allowable costs on our U.S. Government contracts, including FMS, but there are delays between when we contribute cash to the plans under pension funding rules and recover it under government cost accounting rules. In December 2011, the cost accounting rules were revised to harmonize the measurement and period assignment of the pension cost allocable to government contracts with the PPA, which will reduce this delay starting in 2013 (CAS Harmonization). The cost impact of CAS Harmonization will be phased in beginning in 2013 with the goal of better aligning the CAS cost and ERISA funding requirements being fully achieved in 2017.

In recent years, we have taken certain actions to mitigate the effect of our defined benefit pension plans on our financial results, including no longer offering a defined benefit pension plan to new, non-represented employees starting in 2006, and making substantial cash contributions to the existing plans to improve their funded status. In 2011, we contributed $2.3 billion to our defined benefit pension plans. For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies – Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Note 10 – Postretirement Benefits.

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

Joint ventures or equity investments operate under shared control with other parties. Under the equity method of accounting for nonconsolidated joint ventures and investments, we recognize our share of the operating results of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control. The most significant impact of our equity investments is in our Space Systems business segment where approximately 25% of its 2011 operating profit was derived from its equity investments in two joint ventures (see “Space Systems” above). Management closely monitors the results of operations and cash flows generated by these investees.

Our business could be negatively affected by cyber or other security threats or other disruptions.

As a U.S. defense contractor, we face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises.

We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to our company sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.

Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are robust. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

Although we work cooperatively with our customers and our suppliers, subcontractors, and joint venture partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by those entities.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, loss of competitive advantages derived from our research and development efforts, early obsolescence of our products and services, our future financial results, our reputation or our stock price.

Unforeseen environmental costs could affect our future earnings as well as the affordability of our products and services.

Our operations are subject to and affected by a variety of federal, state, local, and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the U.S. Environmental Protection Agency (EPA) or by a state agency. In addition, we could be affected by future regulations imposed in response to concerns over climate change, other aspects of the environment, or natural resources, and by other actions commonly referred to as “green initiatives.” We have an ongoing comprehensive program to reduce the effects of our operations on the environment.

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

We have incurred and will continue to incur liabilities under various federal, state, local, and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, and continually evolving governmental environmental standards and cost allowability issues. Both the EPA and the California Office of Environmental Health Hazard Assessment announced plans in January 2011 to regulate two chemicals, perchlorate and hexavalent chromium, to levels in drinking water that are expected to be substantially lower than the existing public health goals or standards established in California. The rulemaking process is a lengthy one that takes one or more years to complete. If a substantially lower standard is adopted, we would expect a material increase in our cost estimates for remediation at several existing sites. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies—Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13—Legal Proceedings, Commitments, and Contingencies.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings and Note 13 – Legal Proceedings, Commitments, and Contingencies.

In order to be successful, we must attract and retain key employees.

Our business has a continuing need to attract large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or other reasons. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. We increasingly compete with commercial technology companies outside of the aerospace and defense industry for qualified technical and scientific positions as the number of qualified domestic engineers is decreasing. To the extent that these companies grow faster than our industry, or face fewer cost and product pricing constraints, they may be able to offer higher compensation to job candidates or our existing employees. To the extent that we lose experienced personnel through wage competition, normal attrition, or specific actions, we must successfully manage the transfer of critical knowledge from those individuals. We also must manage leadership development and succession planning throughout our business. To the extent that we are unable to attract, develop, retain, and protect leadership talent successfully, we could experience business disruptions and impair our ability to achieve business objectives.

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

The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical, and performance issues for each of our thousands of contracts, many of which are long-term in nature. Another example is the goodwill assets recorded on our balance sheet, which represent greater than 25% of our total assets, and are subject to annual impairment testing. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the related goodwill. Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. For example, if the corporate tax rate was lowered, our deferred tax assets would be reduced with a corresponding material, one-time increase to income tax expense; however, income tax expense and payments would be reduced in subsequent years. Actual financial results could differ from our judgments and estimates. Refer to “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 – Significant Accounting Policies for a complete discussion of our significant accounting policies and use of estimates.

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

At December 31, 2011, we operated in 573 locations (including offices, manufacturing plants, warehouses, service centers, laboratories, and other facilities) throughout the U.S. and internationally. Of these, we owned 45 locations aggregating approximately 29 million square feet, and leased space at 528 locations aggregating approximately 25 million square feet. We also manage or occupy various government-owned facilities under leases and various other arrangements. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2011, our business segments occupied facilities at the following major locations that housed in excess of 500,000 square feet of floor space:

•	Aeronautics – Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth and San Antonio, Texas.
•

Electronic Systems – Camden, Arkansas; Orlando, Florida; Lexington, Kentucky; Baltimore, Maryland; Moorestown and Mt. Laurel, New Jersey; Albuquerque, New Mexico; Owego and Syracuse, New York; Akron, Ohio; Grand Prairie, Texas; and Manassas, Virginia.

•

Information Systems & Global Solutions – Goodyear, Arizona; San Jose and Sunnyvale, California; Colorado Springs and Denver, Colorado; Gaithersburg and Rockville, Maryland and other locations within the Washington, D.C. metropolitan area; Valley Forge, Pennsylvania; and Houston, Texas.

•	Space Systems – Sunnyvale, California; Denver, Colorado; and Newtown, Pennsylvania.
•	Corporate activities – Lakeland, Florida and Bethesda, Maryland.

The following is a summary of our floor space by business segment at December 31, 2011:

(Square feet in millions)	Owned	Leased	Government- Owned	Total
Aeronautics	5.2	3.6	15.2	24.0
Electronic Systems	9.7	11.9	8.6	30.2
Information Systems & Global Solutions	2.5	7.1	—	9.6
Space Systems	8.6	1.8	.9	11.3
Corporate activities	3.0	.8	—	3.8
Total	29.0	25.2	24.7	78.9

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. We cannot predict the outcome of legal proceedings with certainty. These matters include the proceedings summarized in Note 13 – Legal Proceedings, Commitments, and Contingencies.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 13 – Legal Proceedings, Commitments, and Contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age at December 31, 2011, positions and offices held with the Corporation, and principal occupation and business experience over the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Linda R. Gooden (58), Executive Vice President – Information Systems & Global Solutions

Ms. Gooden has served as Executive Vice President – Information Systems & Global Solutions since January 2007. She previously served as Deputy Executive Vice President – Information & Technology Services from October 2006 to December 2006, and President, Lockheed Martin Information Technology from September 1997 to December 2006.

Christopher J. Gregoire (43), Vice President and Controller (Chief Accounting Officer)

Mr. Gregoire has served as Vice President and Controller (Chief Accounting Officer) since March 2010. He previously was employed by Sprint Nextel Corporation from August 2006 to May 2009, most recently as Principal Accounting Officer and Assistant Controller, and was a partner at Deloitte & Touche LLP from September 2003 to July 2006.

Ralph D. Heath (63), Executive Vice President – Aeronautics

Mr. Heath has served as Executive Vice President – Aeronautics since January 2005. Effective April 1, 2012, Mr. Heath will step down as Executive Vice President – Aeronautics, but will remain an Executive Vice President of the Corporation through May 1, 2012 when he will retire. Larry A. Lawson, Vice President and General Manager, F-35 Program, will succeed Mr. Heath as the new Executive Vice President – Aeronautics effective April 1, 2012.

Marillyn A. Hewson (58), Executive Vice President – Electronic Systems

Ms. Hewson has served as Executive Vice President – Electronic Systems since January 2010. She previously served as President, Systems Integration – Owego from September 2008 to December 2009; Executive Vice President – Global Sustainment for Aeronautics from February 2007 to August 2008; President, Lockheed Martin Logistics Services Company from January 2007 to February 2007; and President and General Manager, Kelly Aviation Center, L.P. from August 2004 to December 2007.

Christopher E. Kubasik (50), President and Chief Operating Officer

Mr. Kubasik has served as President and Chief Operating Officer since January 2010. He previously served as Executive Vice President – Electronic Systems from September 2007 to December 2009, and as Chief Financial Officer from February 2001 to August 2007.

Maryanne R. Lavan (52), Senior Vice President, General Counsel, and Corporate Secretary

Ms. Lavan has served as Senior Vice President and General Counsel since June 2010 and Corporate Secretary since September 2010. She previously served as Vice President – Internal Audit from February 2007 to June 2010, and Vice President – Ethics and Business Conduct from October 2003 to February 2007.

Joanne M. Maguire (57), Executive Vice President – Space Systems

Ms. Maguire has served as Executive Vice President – Space Systems since July 2006. She previously served as Vice President and Deputy of Lockheed Martin Space Systems Company from July 2003 to June 2006.

Kenneth R. Possenriede (51), Vice President and Treasurer

Mr. Possenriede has served as Vice President and Treasurer since July 2011. He previously served as Vice President of Finance and Business Operations for Electronic Systems from July 2008 to June 2011 and as Vice President of Finance and Business Operations for Space Systems from September 2007 to June 2008.

Robert J. Stevens (60), Chairman and Chief Executive Officer

Mr. Stevens has served as Chairman of the Board since April 2005 and Chief Executive Officer since August 2004, and previously served as President from October 2000 to December 2009.

Bruce L. Tanner (52), Executive Vice President and Chief Financial Officer

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

At January 31, 2012, we had 35,396 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. Information concerning the stock prices based on intra-day trading prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid Per Share and Market Prices

	Dividends Paid Per Share		Market Prices (High-Low)
Quarter	2011	2010	2011	2010
First	$.75	$.63	$82.43 – $69.62	$87.18 – $73.61
Second	.75	.63	81.92 – 75.10	87.06 – 74.36
Third	.75	.63	82.23 – 66.36	76.34 – 68.19
Fourth	1.00	.75	81.86 – 70.37	73.70 – 67.68
Year	$3.25	$2.64	$82.43 – $66.36	$87.18 – $67.68

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2006 to the Standard and Poor’s (S&P) 500 Index, S&P Aerospace & Defense (S&P Aero) Index, and the S&P Industrials Index.

The S&P Aero Index comprises General Dynamics Corporation, Goodrich Corporation, Honeywell International, Inc., L3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., Textron Inc., The Boeing Company, and United Technologies Corporation. The stockholder return performance indicated on the graph is not a guarantee of future performance.

The S&P Industrials is a capitalization-weighted index that comprises 61 companies.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three-month period ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Amount Available for Future Share Repurchases Under the Program (2)
				(in millions	)
October (September 26, 2011 – October 30, 2011)	860,900	$74.16	860,900	$3,398
November (October 31, 2011 – November 27, 2011)	1,003,715	$75.05	1,003,715	$3,323
December (November 28, 2011 – December 31, 2011)	—	N/A	—	$3,323

Total	1,864,615	$74.64	1,864,615	$3,323

(1)	We repurchased a total of 1.9 million shares of our common stock for $139 million during the quarter ended December 31, 2011 under a share repurchase program that we announced in October 2010.
(2)

Our Board of Directors has approved a share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $6.5 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. As of December 31, 2011, we had repurchased a total of 43.0 million shares under the program for $3.2 billion.

ITEM 6.	SELECTED FINANCIAL DATA

(In millions, except per share data)	2011	2010	2009	2008	2007
OPERATING RESULTS
Net sales	$46,499	$45,671	$43,867	$41,212	$40,612
Operating profit (a)	3,980	4,049	4,367	4,987	4,444
Net earnings from continuing operations (a)(b)	2,667	2,614	2,967	3,127	2,990
Net earnings (c)	2,655	2,878	2,973	3,185	3,000
EARNINGS PER COMMON SHARE
Net earnings from continuing operations
Basic (a)	$7.94	$7.18	$7.71	$7.82	$7.19
Diluted (a)	7.85	7.10	7.63	7.64	7.00
Net earnings
Basic (c)	7.90	7.90	7.73	7.97	7.21
Diluted (c)	7.81	7.81	7.64	7.78	7.02
CASH DIVIDENDS PER COMMON SHARE	$3.25	$2.64	$2.34	$1.83	$1.47
BALANCE SHEET
Cash, cash equivalents and short-term investments (d)	$3,585	$2,777	$2,737	$2,229	$2,981
Total current assets	14,094	12,893	12,529	10,736	10,973
Goodwill	10,148	9,605	9,948	9,526	9,387
Total assets (e)	37,908	35,113	35,167	33,495	28,961
Total current liabilities	12,130	11,401	10,910	10,702	10,146
Long-term debt, net (d)	6,460	5,019	5,052	3,563	4,303
Total liabilities (e)	36,907	31,616	31,201	30,742	19,236
Stockholders’ equity (e)	1,001	3,497	3,966	2,753	9,725
COMMON SHARES AT YEAR-END	321	346	373	393	409
CASH FLOW DATA
Net cash provided by operating activities	$4,253	$3,801	$3,487	$4,724	$4,458
Net cash used for investing activities	(813)	(573)	(1,832)	(1,210)	(1,425)
Net cash used for financing activities	(2,119)	(3,358)	(1,432)	(3,994)	(2,297)
NEGOTIATED BACKLOG	$80,700	$78,400	$77,300	$80,200	$76,000

(a)

Our operating profit and net earnings from continuing operations included severance charges of $136 million ($88 million or $.26 per share, after tax) in 2011 (Note 2); charges for the Voluntary Executive Separation Program and facilities consolidation totaling $220 million ($143 million or $.38 per share, after tax) in 2010 (Note 2); and noncash pension expense (FAS/CAS) of $922 million, $454 million, and $456 million in 2011, 2010, and 2009. Net earnings from continuing operations per common share benefitted from the significant number of shares repurchased under our share repurchase program (Note 11).

(b)

Our net earnings from continuing operations included an $89 million reduction in income tax expense through the elimination of liabilities for unrecognized tax benefits in 2011; tax expense of $96 million as a result of health care legislation that eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D in 2010; and a $69 million income tax benefit for the resolution of certain tax matters in 2009 (Note 8).

(c)

Our net earnings were affected by the items in notes (a) and (b) above, as well as items related to discontinued operations such as a $184 million gain ($.50 per share) on the sale of Enterprise Integration Group in 2010, and $73 million ($.20 per share) of benefits for certain adjustments related to the planned sale of Pacific Architects and Engineers in 2010 (Note 14).

(d)

The increase in our cash and long-term debt from 2010 to 2011 primarily was due to the issuance of $2.0 billion of long-term notes in 2011, partially offset by our redemption of $584 million in long-term notes in 2011 (Note 9). The increase in our long-term debt from 2008 to 2009 primarily was due to the issuance of $1.5 billion of long-term notes in 2009.

(e)

The increase in our total assets and total liabilities and decrease in stockholders’ equity from 2007 to 2008 and 2010 to 2011 primarily was due to the annual remeasurement of the funded status of our postretirement benefit plans at December 31, 2008 and 2011. The effects of the downward market conditions were included in the 2008 remeasurement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2011, 82% of our $46.5 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales (FMS) funded, in whole or in part, by the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security.

We have four business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment that is characterized by both increasing complexity in the global security environment, as well as continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on core program execution, improving the quality and predictability of the delivery of our products and services, and placing more security capability into the hands of our customers at affordable prices. Recognizing that our U.S. Government customers are resource constrained, we are endeavoring to develop and extend our portfolio in a disciplined manner with a focus on international and adjacent markets. Finally, we are focused on cost reduction, through actions such as our workforce reductions in 2011 and programs like our Voluntary Executive Separation Program (VESP) and facility reduction initiatives in 2010, to further enhance the value of our products and services.

We expect a slight decline in our 2012 consolidated net sales and segment operating profit as compared to 2011, as our customers prepare to meet new security challenges without the benefit of increased resources. Our 2012 segment operating margin is expected to remain above 11%. Despite the challenges we face, we have a strong balance sheet and we expect to generate strong operating cash flows, which will allow us to continue to invest in technologies to fulfill new mission requirements for our customers, invest in our people so that we have the professional and leadership skills necessary to be successful in this environment, and to return at least 50% of free cash flow1 to investors in the form of share repurchases and dividends.

Industry Considerations

U.S. Government Business

Budget Priorities

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities in a greatly constrained fiscal environment imposed by the enactment of the Budget Control Act of 2011 (Budget Act), which reduces defense spending by $487 billion over a ten-year period starting in fiscal year 2012. Absent a significant redress of the structural disconnect between revenues and expenditures that can only be addressed through major tax and mandatory spending program reforms, it is likely that discretionary spending by the federal government will remain constrained for several years. Although some specific priorities and initiatives may change from year to year, the investments and acquisitions we have made have been focused on aligning our businesses to address what we believe are the most critical national priorities and mission areas. The possibility remains, however, that one or more of our programs could be reduced, extended, or terminated as a result of the Administration’s continuing assessment of priorities. Notably, should Congress and the Administration fail to change or delay a pending sequestration of appropriations in fiscal year 2013 imposed by the Budget Act, our customers could see their budgets

[1]	We define free cash flow as cash from operations as determined under U.S. generally accepted accounting principles (GAAP), less the amount identified as expenditures for property, plant and equipment and capitalized internal-use software as presented on our Statements of Cash Flows.

dramatically reduced across the board in January 2013 with an attendant impact upon procurement of products and services. While the impact of sequestration is yet to be determined, automatic across-the-board budget cuts would approximately double the amount of the ten-year $487 billion top line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government’s fiscal year 2013. The resulting automatic across-the-board budget cuts in sequestration would have significant consequences to our business and industry. There would be disruption of ongoing programs and initiatives, facilities closures and personnel reductions that would severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge, directly undermining a key provision of the new security strategy, which is to preserve the industrial base.

The Administration’s spending priorities were released on February 13, 2012 with the submission of the President’s Budget Request for fiscal year 2013. The government’s 2013 fiscal year runs from October 2012 to September 2013. Every year, Congress must approve or revise the proposals contained in the President’s annual budget request through enactment of appropriations bills and other policy legislation, which then require final Presidential approval. The outcome of the federal budget process has a direct effect on our business.

Department of Defense Business

The passage of the Budget Act signaled the end of ten years of growth in the DoD base budget and imposed specific caps on security and non-security spending beginning in fiscal year 2013. The fiscal year 2013 request of $525 billion for the DoD base budget is the first to reflect the reduced spending levels imposed by the Budget Act and is consistent with its caps on discretionary spending. The fiscal year 2013 request represents a decline of about 1% below the fiscal year 2012 DoD baseline appropriated level of $531 billion. Preliminary insights into national security funding priorities for fiscal year 2013 and beyond were revealed on January 26, 2012 by Secretary of Defense Leon Panetta, which were consistent with the fiscal year 2013 budget request. Specifically, the defense spending proposal estimates DoD base budgets that are essentially flat in real terms from fiscal year 2013 through fiscal year 2017.

In prior years, the Administration has requested and Congress has provided funds for U.S. military operations in Afghanistan and Iraq, and other unforeseeable contingency or peacekeeping operations, through a separate Overseas Contingency Operations (OCO) funding outside of the base DoD budget. The OCO funding for fiscal year 2012 totaled $115 billion, and the Administration has requested $88 billion for fiscal year 2013. This significant reduction reflects the completion of U.S. military operations in Iraq in 2011. Our net sales historically have not been significantly dependent on overseas contingency or supplemental funding requests, and therefore, we continue to focus our attention on the DoD’s base budget for support and funding of our programs.

In December 2011, Congress passed an omnibus appropriations act for fiscal year 2012 to finance all U.S. Government activities through September 30, 2012, the end of its fiscal year. This full year method of financing eliminated much of the uncertainty and inefficiency in procurement of products and services that characterized the first quarter of the government’s fiscal year 2012 when the operations of the federal government were financed through a series of continuing resolution temporary funding measures. As we begin 2012, presidential election year activities will likely mean a shortened session for Congress that will have to address the annual spending bills but also broader and more contentious policy issues associated with sequestration and tax policy. Given the complexity and sensitivity of these issues, Congress may resort to returning for a lame duck session after the November 2012 elections in order to deal with these more contentious issues.

The fiscal year 2013 budget proposal reflects the Administration’s new national security strategy and is consistent with the lower spending levels imposed by the Budget Act. Despite the reduced defense spending levels in the President’s fiscal year 2013 budget proposal, we believe our broad mix of programs and capabilities continue to position us favorably to support the current and future needs of the DoD and our programs are well supported in the fiscal year 2013 budget request. This view was strongly supported by the Secretary of Defense’s initial public release of elements of the fiscal year 2013 defense budget request on January 26, 2012. For example, the budget supports continuation of all three variants of the F-35 and still maintains the same ultimate inventory objective of 2,443 aircraft for the U.S. Government as last year, although ramp up of production will be slowed due to budgetary constraints in the near term to allow for more testing and to minimize design changes impacting production aircraft. Additionally, the Secretary’s preliminary release specifically cited continued support for systems where we are the prime contractor or a major subcontractor such as the Global Positioning Satellite program, the Advanced Extremely High Frequency system, the Space-Based Infrared System, Phased Adaptive Approach missile defense system, DDG-51 AEGIS destroyer, and continued operation of the U-2 manned ISR aircraft.

Given the Administration’s emphasis on affordability and the need to find further efficiencies in the management and operations of DoD, the need for more affordable logistics and sustainment, expansive use of information technology and knowledge-based solutions, and vastly improved levels of network and cyber security, all appear to continue to be national priorities. To address these priorities, we continue to focus on growing our portfolio in these areas, diversifying our business, and expanding into adjacent businesses and programs that include surface naval vessels, rotary wing aviation, and land vehicles.

Our products are represented in almost every aspect of land, sea, air, and space-based missile defense, including the Aegis Combat System, the Patriot Advanced Capability-3 (PAC-3) missile program, and the Terminal High Altitude Area Defense (THAAD) transportable defensive missile system. Even as future quantities may be adjusted to reflect reduced government resources for defense, we continue to perform on contracts to develop and deliver essential munitions, missile, and other systems, such as Hellfire, Javelin, Guided Multiple Launch Rocket Systems, and Q-53 (formerly EQ-36) radar systems, and the Persistent Threat Detection System (PTDS). We also have unmanned systems capabilities, including air, ground, and underwater systems.

We have a significant presence in the support and modernization of the DoD’s information technology systems. We see opportunities for expansion of our sustainment and logistical support activities to enhance the longevity and cost-effectiveness of the systems procured by our customers, and for improving global supply chain management.

Non-Department of Defense Business

Our experience in the defense arena, together with our core information technology and services expertise, has enabled us to provide products and services to a number of government agencies, including the Departments of Homeland Security, Justice, Commerce, Health and Human Services, Transportation, and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, the National Aeronautics and Space Administration (NASA), and the Environmental Protection Agency (EPA).

As with the DoD, all other departments and agencies were impacted by the Budget Act. For fiscal year 2013 there is a separate non-security discretionary spending cap applied to all non-DoD entities that were not included under the security cap. The result would be that budgets for fiscal year 2013 and beyond will be reduced further below last year’s estimates.

We have continued to expand our capabilities in critical intelligence, knowledge management, and e-Government solutions for our customers, including the Social Security Administration and the Centers for Medicare and Medicaid Services (CMS). We also provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance, and enterprise solutions. We believe that there will be continued demand by federal and civil government agencies for upgrading and investing in new information technology systems and solutions in order to reduce costs of operations, but at a slower pace in the near term.

Consistent with our DoD business, more affordable logistics and sustainment, a more expansive use of information technology and knowledge-based solutions, and improved levels of network and cyber security all appear to be priorities in our non-DoD business as well. Homeland security, critical infrastructure protection, and improved service levels for civil government agencies also appear to be high customer priorities. The continuing strong emphasis on homeland security may increase demand for our capabilities in areas such as air traffic management, ports, waterways and cargo security, biohazard detection systems for postal equipment, employee identification and credential verification systems, information systems security, and other global security systems solutions.

Other Business Considerations

International Business

We remain committed to growth in our sales to international customers. We conduct business with foreign governments primarily through Aeronautics and Electronic Systems. Our international sales are comprised of FMS through the U.S. Government and direct commercial contracts. In Aeronautics, the U.S. Government and eight foreign government partners are working together on the design, testing, production, and sustainment of the F-35 Lightning II, while other countries such as Israel and Japan have selected the F-35 as their next generation combat aircraft. We expect the first international deliveries of the F-35 to begin in 2012. The F-16 Fighting Falcon has been selected by 26 customers worldwide, including recent orders from Iraq and Oman, with 54 follow-on buys from 15 countries. We continue to expand the C-130J Super Hercules air mobility aircraft’s international footprint with customers in 15 countries. In global sustainment, we are leveraging our value as the original equipment manufacturer (OEM) for our major platforms and have set up new production capabilities to provide service life extension, including new wings and support for the U.S., Norway, Canada, and Taiwan’s P-3 fleet.

With regard to the Aegis Combat System, our Electronic Systems segment performs activities in the development, production, ship integration and test, and lifetime support for ships of international customers such as Japan, Spain, Korea, Norway, and Australia. The system also has been selected to be used as a ground-based missile defense system in Europe, referred to as “Aegis Ashore.” This segment has contracts with the Canadian Government for the upgrade and support of combat systems on Halifax class frigates. The new Littoral Combat Ship (LCS) is also generating interest from potential international customers. Electronic Systems also produces the PAC-3 missile, an advanced defensive missile designed to intercept incoming airborne threats, for international customers including Japan, Germany, the Netherlands, Taiwan, and the United Arab Emirates (UAE). The UAE entered into a FMS agreement with the U.S. Government for the first international sale of the THAAD missile defense system, with other countries having expressed interest. In 2011, the Commonwealth of Australia entered into a FMS agreement for the first international sale of the MH-60R helicopter, for which we are responsible for integrating the common cockpit avionics suite, which marks the first ever purchase of an MH-60R helicopter outside of the U.S., and we also received an order to upgrade the United Kingdom’s Warrior fighting vehicles.

To the extent our contracts and business arrangements with international partners include operations in foreign countries, other risks are introduced into our business, including changing economic conditions, fluctuations in relative currency values, regulation by foreign countries, and the potential for deterioration of political relations.

Status of the F-35 Program

The F-35 program consists of multiple contracts. Under our customer’s acquisition strategy, the System Development and Demonstration (SDD) contract will be performed concurrently with the Low Rate Initial Production (LRIP) contracts. Concurrent performance of development and production contracts is advantageous in complex programs to test airplanes, shorten the time to field systems, and achieve overall cost savings. Accordingly, we are performing the SDD contract concurrently with LRIP aircraft lots 2 through 6.

The SDD portion of the F-35 program is expected to continue into 2017 and has approximately $530 million of fee remaining, only a minor portion of which has been tied to specific performance milestones to date. Any portion of the remaining fee that we or our partners receive will be dependent upon our customer’s evaluation of our progress on program milestones, most of which have yet to be determined by our customer. The current profit booking rate on the SDD contract contemplates that we will earn a portion of these outstanding award fees.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft quantities, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, executing flight tests, supplier and partner performance, software development, and receiving funding for the LRIP contracts on a timely basis. In 2011, both of the LRIP lot 1 aircraft and seven of the 12 LRIP lot 2 aircraft were delivered to the U.S. Government. We received additional funding for LRIP 5 and long lead funding for LRIP 6 in 2011. We now have 93 production aircraft on order.

Although not exclusively related to the F-35 program, on October 4, 2010, the Defense Contracting Management Agency (DCMA) withdrew its prior validation and determination of compliance of the earned value management system (EVMS) at our Fort Worth, Texas location. EVMS is a tool for managing cost and schedule performance on complex programs. We understand that the DCMA has chosen to re-audit our EVMS system in 2012. The withdrawal of the prior validation and determination of compliance of the EVMS system has no impact on our internal controls over financial reporting.

In January 2012, the Secretary of Defense removed the short takeoff and vertical landing (STOVL) fighter variant from “probation” as the STOVL variant completed highly successful initial sea trials aboard the USS Wasp and is demonstrating the kind of performance and maturity that is in line with the other two variants of the F-35.

International interest in the F-35 continues to grow with two U.S. Government FMS customers to go along with our eight partner countries. In 2011, the Israeli government signed a letter of offer and acceptance with the U.S. Government for the procurement of F-35 aircraft and the Japanese Ministry of Defense selected the F-35 to be its next generation fighter. Israel and Japan are expected to be the first two countries to receive the F-35 aircraft through the U.S. Government FMS process.

Portfolio Shaping Activities

Overview

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent research and development activities, and through acquisition, divestiture, and internal realignment activities.

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

Acquisitions and Divestitures

We used $649 million in 2011 for acquisition activities, including the acquisition of businesses and investments in affiliates. We have accounted for the acquisition of businesses under the acquisition method, which requires that all of the assets acquired and liabilities assumed be measured and recorded at their acquisition-date fair values. Acquisitions in 2011 primarily include QTC Holdings Inc. (QTC), which provides outsourced medical evaluation services to the U.S. Government, and Sim-Industries B.V., a commercial aviation simulation company. QTC is included within our IS&GS business segment, and Sim-Industries B.V. is included within our Electronic Systems business segment. The results of operations of these acquisitions have been included in the Statement of Earnings from the date of acquisition in the fourth quarter.

During 2011, we committed to a plan to sell Savi Technology, Inc. (Savi), and we closed on the sale of Pacific Architects and Engineers, Inc. (PAE). In 2010, we closed on the sale of Enterprise Integration Group (EIG). For additional information, see Note 14 to the accompanying consolidated financial statements.

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

(In millions, except per share data)	2011	2010	2009
Operating Results (a)
Net sales	$46,499	$45,671	$43,867
Cost of sales	(42,795)	(41,883)	(39,720)
Operating profit	3,980	4,049	4,367
Interest expense	(354)	(345)	(308)
Other non-operating income, net	5	74	123
Income tax expense	(964)	(1,164)	(1,215)
Net earnings from continuing operations	2,667	2,614	2,967
Net earnings (loss) from discontinued operations	(12)	264	6
Net earnings	2,655	2,878	2,973
Diluted Earnings Per Common Share (a)
Continuing operations	$7.85	$7.10	$7.63
Discontinued operations	(.04)	.71	.01
Total	$7.81	$7.81	$7.64

(a)

The amounts in the above table reflect, as appropriate, the change in our accounting for services contracts with the U.S. Government from the services accounting method to the percentage-of-completion method (Note 1) and the operating results of Savi as discontinued operations (Note 14). All prior period amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect these changes.

The following provides an overview of our consolidated results of operations by focusing on key elements in our Statements of Earnings. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems business segments, and most of our services sales are generated in our Electronic Systems and IS&GS business segments.

Net Sales

(In millions)	2011	2010	2009
Net Sales
Products	$36,925	$36,380	$35,689
Services	9,574	9,291	8,178

Total	$46,499	$45,671	$43,867

Approximately 95% of our contracts are accounted for using the percentage-of-completion (POC) method of accounting. Under the POC method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the following discussion of changes in our consolidated cost of sales and our “Discussion of Business Segments,” because, due to the nature of POC accounting, changes in our sales are typically accompanied by a corresponding change in our cost of sales.

Net sales for 2011 were $46.5 billion, a $828 million or 2% increase over 2010 net sales of $45.7 billion. The increase was due to a $545 million or 1% increase in product sales and a $283 million or 3% increase in services sales. Net sales for 2010 were $45.7 billion, a $1.8 billion or 4% increase over 2009 net sales of $43.9 billion. The increase was due to a $691 million or 2% increase in product sales and a $1.1 billion or 14% increase in services sales.

Product Sales

Product sales at Aeronautics increased about $1.2 billion in 2011 compared to 2010 primarily due to production activities on the F-35 LRIP contracts, volume on C-130 programs (including eight additional C-130J aircraft deliveries), F-16 support activities and deliveries (two additional F-16 aircraft deliveries) and volume on C-5 programs (including one additional C-5M aircraft delivery) partially offset by lower volume on the F-22 program and F-35 SDD contract. Electronic Systems’ product sales increased approximately $60 million in 2011 compared to 2010 primarily due to production on air defense programs (including PAC-3 and THAAD) and the LCS program partially offset by lower volume on certain ship and aviation programs, tactical missile programs (including Multiple Launch Rocket System (MLRS) and Joint Air-to-Surface Standoff Missile (JASSM)) and fire control programs. Product sales decreased at IS&GS in 2011 compared to 2010 by about $700 million primarily due to the absence of the Decennial Response Integration System (DRIS) program that supported the 2010 U.S. census and a decline in activities on the Airborne Maritime Fixed Station Joint Tactical Radio System (JTRS) program. Product sales at Space Systems declined about $60 million in 2011 compared to 2010 primarily due to lower sales on the Orion Multi-Purpose Crew Vehicle (Orion) program and the NASA External Tank program, due to the completion of the Space Shuttle program, partially offset by higher volume on fleet ballistic missile programs and commercial satellites.

Product sales at Aeronautics increased about $1.0 billion in 2010 compared to 2009 primarily due to production volume on the F-35 LRIP contracts, activities on C-130 programs (including nine additional C-130J aircraft deliveries), and volume on C-5 programs (including one additional C-5M aircraft delivery) partially offset by lower volumes on the F-22 program, F-35 SDD contract and F-16 (including 11 fewer F-16 aircraft deliveries) program. Electronic Systems’ product sales increased approximately $125 million in 2010 compared to 2009 primarily due to production on air defense programs (including PAC-3) and tactical missile programs (including Hellfire, MLRS, and JASSM) partially offset by lower sales on various underseas programs. IS&GS’ product sales were relatively unchanged between 2010 and 2009 as increasing activities on DRIS were offset by lower activities on many smaller programs. Product sales at Space Systems decreased about $460 million in 2010 compared to 2009 primarily due to lower volume on defensive missile systems, activities on the NASA External Tank program due to the wind down of the Space Shuttle program and volume from commercial satellite and launch vehicle activities. There was one commercial satellite delivery in both 2010 and 2009, and there were no commercial launches in 2010 compared to one commercial launch in 2009.

Services Sales

Services sales at Electronic Systems increased about $165 million in 2011 compared to 2010 primarily due to growth on the Special Operations Forces Contractor Logistics Support Services (SOF CLSS) program partially offset by lower volume on various other logistic and training services programs. Services sales at IS&GS increased approximately $155 million in 2011 compared to 2010 due to activities on a number of smaller contracts. Most of our services sales are in the Electronic Systems and IS&GS business segments.

Services sales at Electronic Systems increased about $645 million in 2010 compared to 2009 primarily due to growth on various logistic and training programs and the start of the SOF CLSS program in the third quarter of 2010. IS&GS’ services sales increased about $310 million in 2010 compared to 2009 due to activities on the Hanford Mission Support contract and numerous other services contracts at IS&GS.

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

(In millions)	2011	2010	2009
Cost of sales
Cost of product sales	$(32,968)	$(32,539)	$(31,643)
% of product sales	89.3%	89.4%	88.7%
Cost of services sales	(8,514)	(8,382)	(7,406)
% of services sales	88.9%	90.2%	90.6%
Severance and other charges	(136)	(220)	—
Other unallocated corporate costs	(1,177)	(742)	(671)
Total	$(42,795)	$(41,883)	$(39,720)

Due to the nature of POC accounting, changes in our cost of product and services sales are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and with our “Discussion of Business Segments.”

Cost of sales was $42.8 billion in 2011, a $912 million or 2% increase over 2010 cost of sales of $41.9 billion. The increase was due to a $429 million increase in cost of product sales, a $132 million increase in cost of services sales and a $435 million increase in other unallocated corporate costs, partially offset by a reduction in severance and other charges of $84 million as further discussed in the following sections. Cost of sales was $41.9 billion in 2010, a $2.2 billion or 5% increase over 2009 cost of sales of $39.7 billion. The increase was due to a $896 million increase in cost of product sales, a $976 million increase in cost of services sales, a $71 million increase in other unallocated corporate costs and an increase for severance and other charges of $220 million, as further discussed in the following sections.

Cost of Product Sales

Cost of product sales at Aeronautics increased by about $1.1 billion in 2011 compared to 2010 primarily due to production volume on various programs, including F-35 LRIP contracts, and the impact of additional aircraft deliveries. Cost of product sales for Electronic Systems was relatively unchanged between 2011 and 2010. Cost of product sales at IS&GS decreased about $560 million in 2011 compared to 2010 primarily due to the absence of the DRIS program and lower volume on the JTRS program. Cost of product sales decreased at Space Systems by about $120 million in 2011 compared to 2010 primarily due to lower volume on the NASA External Tank and Orion programs.

Cost of product sales at Aeronautics increased by about $1.1 billion in 2010 compared to 2009 primarily due to production activities on various programs, including F-35 LRIP contracts, and the impact of aircraft deliveries. Cost of product sales at Electronic Systems increased about $115 million in 2010 compared to 2009 primarily due to volume on air defense and tactical missile programs. IS&GS’ cost of product sales were relatively unchanged between 2010 and 2009. Cost of product sales at Space Systems declined about $400 million in 2010 compared to 2009 primarily due to lower volume on various programs, including the NASA External Tank, and the absence of a commercial launch as compared to the prior year. The 0.70% increase in the percentage of cost of product sales relative to product sales in 2010 compared to 2009 primarily was due to the increased development and initial production work on the F-35 program and less work on mature programs, such as F-22 and F-16. Development and initial production contracts yield lower profits than mature full rate programs.

Cost of Services Sales

Cost of services sales at Electronic Systems increased about $180 million in 2011 compared to 2010 primarily due to SOF CLSS. Cost of services sales at IS&GS decreased by about $55 million in 2011 compared to 2010 primarily due to the retirement of risks during 2011 and the recognition of reserves on various programs in 2010. The 1.3% decrease in the percentage of cost of services sales relative to services sales in 2011 compared to 2010 primarily was due to the retirement risks and other factors on numerous programs at IS&GS, partially offset by volume on SOF CLSS, which provides a lower margin relative to other Electronic Systems programs. Most of our services sales are in the Electronic Systems and IS&GS business segments.

Cost of services sales at Electronic Systems increased about $535 million in 2010 compared to 2009 primarily due to volume on various logistics activities, as well as the start of the SOF CLSS program. IS&GS’ cost of services sales increased approximately $325 million in 2010 compared to 2009 due to volume on various service contracts, including the Hanford Mission Support contract. Most of our services sales are in the Electronic Systems and IS&GS business segments.

Severance and other charges

During 2011, we recorded charges related to certain severance actions totaling $136 million, net of state tax benefits. Of these severance charges, $49 million and $48 million related to our Aeronautics and Space Systems business segments, and $39 million related to our IS&GS business segment and Corporate Headquarters. These charges reduced our net earnings in 2011 by $88 million ($.26 per share). These severance actions resulted from a strategic review of these businesses and our Corporate Headquarters to better align our organization and cost structure with changing economic conditions. The workforce reductions at the business segments also reflect changes in program lifecycles, where several of our major programs are transitioning out of development and into production, and certain programs are ending. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions.

In 2010, we recorded a charge of $178 million, net of state tax benefits, related to the VESP. The charge, which included lump-sum special payments for qualifying executives, reduced our net earnings by $116 million ($.31 per share). The amounts of the VESP attributable to our business segments were $25 million at Aeronautics, $38 million at Electronic Systems, $42 million at IS&GS, and $41 million at Space Systems. The remaining $32 million was attributable to our Corporate Headquarters. Also, in 2010, we recorded a $42 million charge related to our decision to consolidate certain operations within our Electronic Systems business segment, including the closure of a facility in Eagan, Minnesota. This charge reduced our net earnings for 2010 by $27 million ($.07 per share). The majority of the charge was associated with the accrual of severance payments to employees, with the remainder associated with impairment of assets.

We expect to recover a substantial amount of these severance charges, including the charge related to the VESP, in future periods through the pricing of our products and services to the U.S. Government and other customers. While the VESP is expected to be recovered over several years, the other severance charges would typically be expected to be recovered within a one-year period. For example, Space Systems recovered most of its severance charge in the second half of 2011.

Other unallocated corporate costs

Other unallocated corporate costs principally includes the non-cash FAS/CAS pension adjustment, stock compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of product and services sales (see Note 4 to the accompanying consolidated financial statements for a description of these items). The $435 million increase between 2011 and 2010 primarily was attributable to an increase in the non-cash FAS/CAS pension adjustment of $468 million, which included increased FAS pension expense in 2011 compared to 2010 due to the decrease in the discount rate in 2011, together with the effect of the recognition of the 2008 investment losses, partially offset by the effects of investment gains in 2009 and 2010 (each as compared to our 8.50% long-term rate of return assumption). For more information, see the related discussion in Critical Accounting Policies under the caption “Postretirement Benefit Plans.” Other unallocated corporate costs increased $71 million between 2010 and 2009 primarily due to fluctuations in expense associated with a number of corporate activities.

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

Operating Profit

Our operating profit for 2011 was $4.0 billion, essentially unchanged from 2010. The increase in the non-cash FAS/CAS pension adjustment was offset by increases in operating profit in every business segment, a decrease in severance and other charges, and a decrease in other unallocated corporate costs attributable to various corporate activities.

Our operating profit for 2010 was $4.0 billion, a decrease of 7% compared to operating profit of $4.4 billion in 2009. The decline in operating profit of $318 million primarily was attributable to the effects of severance and other charges, net of state tax benefits, of $220 million (Note 2).

Interest Expense

Interest expense for 2011 was $354 million, about the same as in 2010. Increased interest expense from the $2.0 billion issuance of long-term debt late in the third quarter of 2011 partially was offset by the redemption of certain notes in the fourth quarter of 2011. Interest expense for 2010 was $345 million, or $37 million higher than 2009. The increase mainly was driven by interest expense on the $1.5 billion of long-term notes issued in the fourth quarter of 2009.

Other Non-Operating Income, Net

Other non-operating income, net was $5 million in 2011, compared to $74 million in 2010. The decrease primarily was due to premiums of $48 million on early extinguishments of debt (Note 9) and lower net unrealized gains on marketable securities held to fund certain non-qualified employee benefit obligations in 2011. Other non-operating income, net was $74 million in 2010, compared to $123 million in 2009. The change between periods primarily reflects lower net unrealized gains on marketable securities held to fund certain non-qualified employee benefit obligations.

Income Tax Expense

Our effective income tax rate from continuing operations was 26.5% for 2011, 30.8% for 2010, and 29.1% for 2009. These rates were lower than the statutory rate of 35% for all periods due to tax benefits for U.S. manufacturing activities, the deduction of dividends related to certain of our defined contribution plans with an employee stock ownership plan feature, and the research and development (R&D) tax credit.

The 2011 effective tax rate was affected by the completion by the U.S. Congressional Joint Committee on Taxation of its review of IRS Appeals’ resolution of certain adjustments related to tax years 2003-2008. As a result of completion of the review in April 2011, we recorded a reduction in income tax expense of $89 million in 2011.

The effective tax rates for 2011 and 2010 also included additional tax benefits related to U.S. manufacturing activities primarily due to an increase in 2011 and 2010 qualified production activity income and an increase in the U.S. manufacturing activity deduction rate from 6% to 9%.

The 2010 effective tax rate was affected by the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D, beginning in 2013. As a result, we recorded additional income tax expense of $96 million in 2010.

The 2009 effective tax rate reflected a reduction of income tax expense of $69 million primarily arising from the resolution of IRS examinations of the years 2005 through 2007 and 2008.

The Administration’s recent proposal to lower the corporate tax rate would require us to reduce our deferred tax assets upon enactment of the related tax legislation with a corresponding material, one-time increase to income tax expense; however, our income tax expense and payments would be reduced in subsequent years.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $2.7 billion ($7.85 per share) in 2011, $2.6 billion ($7.10 per share) in 2010, and $3.0 billion ($7.63 per share) in 2009. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above. In addition, earnings per share has benefitted from a significant number of shares repurchased under our share repurchase program, partially offset by common stock issued under our stock-based compensation and defined contribution plans. Share repurchases of 31.8 million, 33.0 million, and 24.9 million in 2011, 2010, and 2009 represented 9%, 9%, and 6% of our shares outstanding at the beginning of each year.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations included the operating results of Savi for all periods presented. Discontinued operations also included PAE for 2009, 2010, and through the date of its sale on April 4, 2011, and those of EIG for 2009 and through the date of its sale on November 22, 2010. We reported a net loss from discontinued operations of $12 million ($.04 per share) in 2011, and net earnings from discontinued operations of $264 million ($.71 per share) in 2010 and $6 million ($.01 per share) in 2009.

Net earnings from discontinued operations for 2011 included a net benefit of $40 million related to the decision to sell Savi, the principal driver of which is the recognition of a deferred tax asset for book and tax basis differences. A similar tax benefit of $15 million related to the sale of PAE was also recorded in 2011. Net earnings from discontinued operations for 2010 included a gain, net of income taxes, of $184 million ($.50 per share) from the sale of EIG. Additionally, as a result of our decision to sell PAE in 2010, we recorded net adjustments that increased 2010 earnings from discontinued operations by $73 million ($.20 per share). For additional information, see Note 14 to the accompanying consolidated financial statements.

Discussion of Business Segments

We operate in four business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered.

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

Operating profit of the business segments excludes the non-cash FAS/CAS pension adjustment discussed below; expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as the severance charges in 2011 and the charges in 2010 related to the VESP and facilities consolidation within Electronic Systems (Note 2); gains or losses from divestitures (Note 14); the effects of legal settlements; corporate costs not allocated to the business segments; and other miscellaneous corporate activities. The items other than the charges related to severance, the VESP, and facilities consolidation are included in “Other unallocated corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings. The charges related to severance, the VESP, and facilities consolidation are presented together as a separate reconciling item.

During the fourth quarter of 2011, we realigned an immaterial supply chain services business from our Aeronautics business segment to our Electronic Systems business segment. The realignment had no effect on our consolidated results of operations, financial position, or cash flows. The financial information in the following table has been reclassified to reflect this realignment.

(In millions)	2011	2010	2009
Net Sales
Aeronautics	$14,362	$13,109	$11,988
Electronic Systems	14,622	14,399	13,630
Information Systems & Global Solutions	9,381	9,921	9,599
Space Systems	8,134	8,242	8,650
Total	$46,499	$45,671	$43,867
Operating Profit
Aeronautics	$1,630	$1,498	$1,567
Electronic Systems	1,788	1,748	1,648
Information Systems & Global Solutions	874	814	874
Space Systems	989	968	967
Total business segments	5,281	5,028	5,056
Unallocated corporate expense:
Non-cash FAS/CAS pension adjustment:
FAS pension expense	(1,821)	(1,442)	(1,036)
Less: CAS expense	(899)	(988)	(580)
Non-cash FAS/CAS pension adjustment (a)	(922)	(454)	(456)
Severance and other charges	(136)	(220)	—
Stock compensation expense and other, net (b)	(243)	(305)	(233)
Total unallocated corporate expense, net	(1,301)	(979)	(689)
Total operating profit	$3,980	$4,049	$4,367

(a)

FAS pension expense increased in 2011 compared to 2010, and in 2010 compared to 2009, due to the decrease in the discount rate each year, together with the effect of the recognition of investment losses from 2008, partially offset by the effects of investment gains in 2009 and 2010 (each as compared to our 8.50% long-term rate of return assumption). The segment operating profit includes pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS). The non-cash FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. The non-cash FAS/CAS pension adjustment is expected to be about $835 million in 2012. For more information, see the related discussion in Critical Accounting Policies under the caption “Postretirement Benefit Plans”).

(b)	The change in stock compensation expense and other, net between the periods primarily was due to fluctuations in expense associated with various corporate activities, none individually significant.

The following segment discussions also include information relating to negotiated backlog for each segment. Total negotiated backlog was approximately $80.7 billion, $78.4 billion, and $77.3 billion at December 31, 2011, 2010, and 2009. These amounts included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity (IDIQ) contracts. Funded backlog was approximately $55.1 billion at December 31, 2011.

Our net sales are derived from long-term contracts for DD&P activities and for services provided to the U.S. Government as well as FMS conducted through the U.S. Government. We account for these contracts, as well as DD&P contracts with non-U.S. Government customers, under the POC method of accounting which represent approximately 95% of our net sales. We derive our remaining net sales from contracts to provide services to non-U.S. Government customers, which we account for under the services method of accounting.

Under the POC method of accounting, we record sales on contracts based upon our progress towards completion on a particular contract as well as our estimate of the profit to be earned at completion. Cost-reimbursable contracts, which account for the majority of our net sales, provide for the payment of allowable costs plus a fee. For fixed-priced contracts, net sales and cost of sales are recognized as products are delivered or as costs are incurred. Due to the nature of the POC method of accounting, changes in our cost of sales are typically accompanied by a related change in our net sales.

Changes in volume refer to increases or decreases in net sales resulting from varying production activity levels, deliveries, or service levels on individual contracts. Volume changes typically include a corresponding change in segment operating profit based on the current profit booking rate for a particular contract. For example, if the cost volume on a cost-reimbursement-type contract increased or decreased compared with a prior period, sales and operating profit for that contract also will be increased or decreased.

Changes in performance refer to increases or decreases in the estimated profit booking rates on our POC contracts and usually relate to revisions in the total estimated costs at completion that reflect improved or deteriorated conditions on a particular contract. For example, improved conditions typically result from the retirement of risks on contracts. Such changes in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. For example, if we increase the estimated profit booking rate on a cost-reimbursable contract, the increase in sales and operating profit for that contract will reflect a higher return on sales in the current period due to the recognition of the higher profit booking rate on both current period costs as well as previously incurred costs.

Many of our contracts are multi-billion dollar contracts that span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and costs aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (for example, a newly-developed product versus a mature product), the schedule and associated tasks (for example, the number and type of milestone events), and costs (for example, material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and costs aspects of the contract. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

We have a number of programs that are designated as classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results, and are subjected to the same oversight and internal controls as our other programs.

Aeronautics

Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Aeronautics also provides logistics support, sustainment, and upgrade modification services for its aircraft. Aeronautics’ major programs include the F-35 Lightning II Joint Strike Fighter, F-16 Fighting Falcon, F-22 Raptor, C-130J Hercules, and the C-5M Super Galaxy. Aeronautics’ operating results included the following:

(In millions)	2011	2010	2009
Net sales	$14,362	$13,109	$11,988
Operating profit	1,630	1,498	1,567
Operating margin	11.3%	11.4%	13.1%
Backlog at year-end	30,500	27,500	26,800

Net sales for the Aeronautics segment increased $1.3 billion, or 10%, in 2011 compared to 2010. The growth in net sales primarily was due to higher volume of about $850 million for work performed on the F-35 LRIP contracts as production increased, higher volume of about $745 million for C-130 programs due to an increase in deliveries (33 C-130J aircraft delivered in 2011 compared to 25 during 2010) and support activities, about $425 million for F-16 support activities and an increase in aircraft deliveries (22 F-16 aircraft delivered in 2011 compared to 20 during 2010), and approximately $90 million for higher volume on C-5 programs (two C-5M aircraft delivered in 2011 compared to one during 2010). These increases partially were offset by a decline in net sales of approximately $675 million due to lower volume on the F-22 program, which will continue to decline as production winds down with final deliveries expected to be completed in 2012, and lower net sales of about $155 million for the F-35 SDD contract as development work decreased.

Net sales for the Aeronautics segment increased by $1.1 billion, or 9%, in 2010 compared to 2009. The increase primarily was due to additional volume from work performed on the F-35 LRIP contracts of approximately $1.6 billion, higher volume of about $690 million for C-130 programs due to an increase in deliveries (25 C-130J aircraft delivered in 2010 as compared to 16 in 2009) and support activities, and higher volume on C-5 programs of about $115 million, including delivery of the first C-5M. These increases partially were offset by lower volume of approximately $660 million on the F-35 SDD contract, lower F-16 volume of approximately $340 million primarily due to a reduction of deliveries (20 F-16 deliveries in 2010 compared to 31 in 2009), and lower volume on the F-22 program of $305 million as production continued to wind down.

Operating profit for the Aeronautics segment increased $132 million, or 9%, in 2011 compared to 2010. The increase primarily was attributable to approximately $115 million of higher operating profit on C-130 programs due to increased volume and the retirement of risks, increased volume and risk retirements on F-16 programs of about $50 million and C-5 programs of approximately $20 million, and about $70 million due to risk retirements on other Aeronautics sustainment activities in 2011. These increases partially were offset by a decline in operating profit of approximately $75 million on the F-22 program and F-35 SDD contract primarily due to lower volume and about $55 million on other programs, including F-35 LRIP, primarily due to lower profit rate adjustments in 2011, compared to 2010.

Operating profit for the Aeronautics segment decreased by $69 million, or 4%, in 2010 compared to 2009. The decrease primarily was attributable to a decline in operating profit on the F-22 program of about $75 million due to lower volume and a decrease in the level of risk retirements as the production program winds down, lower volume and a decrease in the level of risk retirements of approximately $45 million on the F-35 SDD contract, and a decline in operating profit of about $40 million on the F-16 program due to a reduction of deliveries. These decreases more than offset increased operating profit resulting from higher volume and risk retirements on the F-35 LRIP contracts of approximately $100 million.

The decrease in the Aeronautics segment’s operating margin from 2010 to 2009 reflects increased development and initial production work on the F-35 program and less work on more mature programs such as the F-22 and F-16. Development and initial production contracts yield lower profits than mature full rate programs. Accordingly, while net sales increased in 2010 relative to 2009, operating profit decreased and consequently operating margins have declined.

Backlog increased in 2011 compared to 2010 mainly due to orders exceeding sales on the F-35 and C-5 programs, which partially were offset by higher sales volume on the C-130 program. Backlog increased in 2010 compared to 2009 mainly due to orders exceeding sales on the C-130, F-35 and C-5 programs, which partially were offset by higher sales volume compared to new orders on the F-22 program in 2010.

We expect that Aeronautics’ net sales in 2012 will be comparable with 2011. An increase in net sales on the F-35 LRIP contracts is expected to be mostly offset by a decline in volume on the F-22 production program due to completion of the production program with the last aircraft delivery in the first half of 2012. Operating profit is projected to decrease at a low single digit percentage range from 2011 levels, resulting in a slight decline in operating margins between the years.

Electronic Systems

Our Electronic Systems business segment provides surface ship and submarine combat systems; sea-based missile defense systems; ship systems integration; littoral combat ships; nuclear instrumentation and control systems for naval submarines, aircraft carriers, and surface warships; air and defense missile systems; air-to-ground precision strike weapons systems; tactical missiles; munitions; fire control and navigation systems for rotary and fixed-wing aircraft; manned and unmanned ground vehicles; mission operations support, readiness, engineering support, and integration services; simulation and training services; and energy programs. Electronic Systems’ major programs include the Aegis Combat System, PAC-3, THAAD, MLRS, Hellfire, JASSM, Apache Fire Control System, LCS, and SOF CLSS.

We have classified Savi as discontinued operations (Note 14) and, therefore, financial information related to this business has been excluded from the segment information below. Electronic Systems’ operating results included the following:

(In millions)	2011	2010	2009
Net sales	$14,622	$14,399	$13,630
Operating profit	1,788	1,748	1,648
Operating margin	12.2%	12.1%	12.1%
Backlog at year-end	24,900	23,400	23,000

Net sales for the Electronic Systems segment increased $223 million, or 2%, in 2011 compared to 2010. The increase was due to higher volume on air defense programs (including PAC-3 and THAAD) of about $420 million, logistics activities of about $330 million related to the SOF CLSS program, which began late in the quarter ended September 26, 2010, and the LCS program of approximately $165 million. These increases partially were offset by a decline in volume of approximately $375 million for certain ship and aviation programs (primarily Maritime Patrol Aircraft and PTDS), about $200 million for various logistics and training services, and approximately $115 million for tactical missile and fire control programs.

Net sales for the Electronic Systems segment increased by $769 million, or 6%, in 2010 compared to 2009. Contributing to the increases were higher volume of about $430 million on various training and logistics activities (including the SOF CLSS program), increased deliveries on tactical missile programs (including MLRS and JASSM) of approximately $250 million, increased volume on various surface naval warfare programs (the Aegis Combat System) of about $140 million, and higher volume of about $100 million on air defense programs (including PAC-3). These increases partially were offset by lower volume of approximately $185 million on undersea warfare programs.

Operating profit for the Electronic Systems segment increased $40 million, or 2%, compared to the corresponding period in 2010. Operating profit increased by about $60 million due to higher volume and retirement of risks on air defense programs (including PAC-3 and THAAD) and approximately $35 million primarily due to the recognition of reserves on certain undersea warfare programs in 2010. These increases partially were offset by approximately $55 million of reserves for contract cost matters on various ship and aviation programs (including the terminated presidential helicopter program).

Operating profit for the Electronic Systems segment increased by $100 million, or 6%, in 2010 compared to 2009. The increase primarily was attributable to volume and retirement of risk on various training and logistics services programs of about $50 million, approximately $65 million on tactical missiles programs (including MLRS and JASSM) due to volume and the retirement of risks, and about $40 million due to the retirement of risks on fire control programs. These increases partially were offset by a decline in operating profit of approximately $75 million on undersea warfare programs due to lower volume and recognition of reserves.

Backlog increased in 2011 compared to 2010 primarily due to orders exceeding sales on air defense programs (including THAAD and PAC-3), partially offset by higher sales volume on various training and logistics activities and surface naval warfare programs. Backlog increased in 2010 compared to 2009 primarily from increased orders for air defense and tactical missile programs and on various training and logistics services programs. These increases partially were offset by higher sales volume on ship and aviation systems and surface naval warfare programs.

We expect Electronic Systems’ net sales for 2012 will be comparable with 2011. We expect flat to low single digit percentage growth in key programs such as the LCS, offset by a decline in volume on logistics and training services contracts. Operating profit and margin are expected to be comparable with 2011 results.

Information Systems & Global Solutions

Our IS&GS business segment provides management services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications. IS&GS supports the needs of customers in human capital planning, data protection and sharing, cyber-security, financial services, health care, energy and environment, security, space exploration, biometrics, and transportation. IS&GS provides network-enabled situation awareness, delivers communications and command and control capability through complex mission solutions for defense applications, and integrates complex global systems to help our customers gather, analyze, and securely distribute critical intelligence data. IS&GS has a portfolio of many smaller contracts as compared to our other business segments. IS&GS’ major programs include the Command and Control, Battle Management, and Communications contract, En-Route Automation Modernization (ERAM) contract, the Hanford Mission Support contract, and the National Science Foundation’s U.S. Antarctic Support program.

We have classified PAE and EIG as discontinued operations (Note 14) and, therefore, financial information related to these businesses has been excluded from the segment information below. IS&GS’ operating results included the following:

(In millions)	2011	2010	2009
Net sales	$9,381	$9,921	$9,599
Operating profit	874	814	874
Operating margin	9.3%	8.2%	9.1%
Backlog at year-end	9,300	9,700	10,700

Net sales for the IS&GS segment decreased $540 million, or 5%, in 2011 compared to 2010. The decrease primarily was attributable to lower volume of approximately $665 million due to the absence of the DRIS program that supported the 2010 U.S. census and a decline in activities on the JTRS program. This decrease partially was offset by increased net sales on numerous programs.

Net sales for the IS&GS segment increased $322 million, or 3%, in 2010 compared to 2009. The increase primarily was attributable to higher volume of $620 million on the DRIS program and the Hanford Mission Support contract. These increases partially were offset by lower volume on numerous smaller programs.

Operating profit for the IS&GS segment increased $60 million, or 7%, in 2011 compared to 2010. Operating profit increased approximately $180 million due to volume and the retirement of risks in 2011 and the absence of reserves recognized in 2010 on numerous programs (including among others, the NASA Outsourcing Desktop Initiative (ODIN) (about $60 million) and Transportation Worker Identification Credential and Automated Flight Service Station programs). The increases in operating profit partially were offset by the absence of the DRIS program and a decline in activities on the JTRS program of about $120 million.

Operating profit for the IS&GS segment decreased $60 million, or 7%, in 2010 compared to 2009. The decrease primarily was attributable to the recognition of reserves of about $55 million on several programs (including, among others, the ODIN program). Lower volume on numerous programs offset increased operating profit from the DRIS program.

The decrease in backlog during 2011 compared to 2010 mainly was due to declining activities on the JTRS program and several other smaller programs. The decrease in backlog during 2010 compared to 2009 mainly was due to higher sales volume associated with the DRIS program, the Hanford Mission Support contract, and several other smaller programs.

We expect IS&GS will experience a decrease in net sales in the mid to upper single digit percentage range for 2012 as compared to 2011. The decline is primarily due to the completion of various programs including ODIN, the U.K. Census, and JTRS, and we do not expect that this work will be replaced by other contracts due to the fiscal pressures constraining government purchases of IT and other products and services. Operating profit is expected to decline in 2012 in the upper single digit percentage range as a result of the lower sales volume, resulting in a slight decline in operating margins between the years.

Space Systems

Our Space Systems business segment is engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems, including activities related to the planned replacement of the Space Shuttle. Space Systems is responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include the Trident II D5 Fleet Ballistic Missile, Space-Based Infrared System (SBIRS), Orion, Advanced Extremely High Frequency (AEHF) system, Global Positioning Satellite (GPS) III system, and Mobile User Objective System (MUOS). Space Systems has an ownership interest in United Launch Alliance (ULA), which provides expendable launch services for the U.S. Government, and in United Space Alliance (USA), which provides processing activities for the Space Shuttle program, which is winding down following the completion of the last mission in 2011. Space Systems’ operating results included the following:

(In millions)	2011	2010	2009
Net sales	$8,134	$8,242	$8,650
Operating profit	989	968	967
Operating margin	12.2%	11.7%	11.2%
Backlog at year-end	16,000	17,800	16,800

Net sales for the Space Systems segment decreased $108 million, or 1%, in 2011 compared to 2010. The decrease in net sales was attributable to a decline of about $90 million related to the NASA External Tank program, which ended in connection with the completion of the last Space Shuttle mission in July 2011, a decline in volume of about $90 million related to the Orion program, and lower volume of approximately $30 million related to government satellites. These decreases partially were offset by higher volume for fleet ballistic and defensive missile systems of about $80 million and commercial satellites of approximately $45 million (one commercial satellite delivery in both 2011 and 2010).

Net sales for the Space Systems segment decreased $408 million or 5% in 2010 compared to 2009. The decline principally was due to lower volume on defensive missile systems of approximately $150 million, the NASA External Tank program of about $130 million due to the wind down of the Space Shuttle program and volume from commercial satellite and launch vehicle activities of approximately $125 million. There was one commercial satellite delivery in 2010 and 2009 and no commercial launches in 2010 compared to one commercial launch in 2009. Partially offsetting these decreases was a growth of about $35 million due to higher volume in government satellites activities.

Operating profit for the Space Systems segment increased $21 million, or 2%, in 2011 compared to 2010. The increase in operating profit principally was attributable to retirement of risks on government satellite programs of about $60 million and decreased equity earnings of about $30 million primarily due to the completion of the Space Shuttle program.

Operating profit for the Space Systems segment was unchanged for 2010 compared to 2009. Operating profit increased on government satellites programs by approximately $15 million due to higher volume and risk retirements and higher equity earnings of approximately $40 million. These increases were offset by lower volume and reserve for performance of about $40 million on commercial satellite programs and lower volume on the NASA External Tank program of approximately $15 million.

Total equity earnings recognized by the Space Systems segment from ULA and USA represented approximately $230 million, or 23% of this segment’s operating profit during 2011. During 2010, total equity earnings recognized by the Space Systems segment from ULA and USA represented approximately $260 million, or 27% of this segment’s operating profit.

Backlog decreased in 2011 compared to 2010 mainly due to higher sales volume associated with the Orion program and on government satellite activities. Backlog increased in 2010 compared to 2009 mainly due to orders exceeding sales on government satellite programs and strategic missile programs, which more than offset higher sales volume compared to new orders on the Orion program in 2010.

We expect Space Systems’ net sales to decline in 2012 in the mid single digit percentage range as compared to 2011 primarily due to lower activities on government satellite programs and the Orion program. Operating profit is expected to decline in the mid to upper single digit percentage range in 2012 due to the lower sales volume as well as lower equity earnings from ULA, resulting in a slight decline in operating margins between the years.

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

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, which together represent approximately 55% of the sales we recorded in 2011, as we are authorized to bill as the costs are incurred or work is performed. In contrast to cost-reimbursable contracts, for fixed-price contracts, which represented approximately 45% of the revenues we recorded in 2011, we generally do not bill until milestones, including deliveries, are achieved. A number of our fixed-price contracts may provide for performance-based payments which allow us to bill and collect cash as we perform on the contract. The U.S. Government recently has indicated that it would consider progress payments as the baseline for negotiating payment terms on fixed-price contracts, rather than performance-based payments. The use of progress payment provisions on fixed-price contracts may delay our ability to recover costs incurred and affect the timing of our cash flows.

The majority of our capital expenditures for 2011 and those planned for 2012 can be divided into the categories of facilities infrastructure, equipment, and IT. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support production of the F-35 combat aircraft. In addition, we have projects underway to modernize certain of our facilities. We also incur capital expenditures for IT to support programs and general enterprise IT infrastructure as well as for the development or purchase of internal-use software.

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business, including capital expenditures and independent research and development, repurchased shares, increased our dividends, made selective acquisitions of businesses, and managed our debt levels. The following table provides a summary of our cash flow information and the subsequent discussion provides an overview of our execution of this strategy.

(In millions)	2011	2010	2009
Net cash provided by operating activities (a)	$4,253	$3,801	$3,487
Net cash used for investing activities (a)	(813)	(573)	(1,832)
Net cash used for financing activities	(2,119)	(3,358)	(1,432)

(a)

In the fourth quarter of 2011, we revised the classification of cash payments associated with the development or purchase of internal-use software from operating cash flows to investing cash flows (Note 1). Cash flows for all years above have been adjusted for this change. Cash payments for internal-use software were $173 million in 2011, $254 million in 2010, and $314 million in 2009.

Operating Activities

Net cash provided by operating activities increased by $452 million to $4.3 billion in 2011 as compared to 2010. The increase in cash flows from operating activities was driven by a $536 million increase in cash provided by operating working capital (defined as accounts receivable and inventories less accounts payable and customer advances and amounts in excess of costs incurred) as discussed below and $84 million related to lower net income tax payments due to the absence of a payment made in 2010 related to matters pending with IRS appeals. These improvements partially were offset by a $134 million net increase in cash outflows related to defined benefit pension plans, and lower operating results. The increase in cash outflows related to defined benefit pension plans was due to a $45 million increase in contributions paid to the pension trust and a decrease in the recovery of CAS costs on our contracts.

The improvement in cash provided by operating working capital changes primarily was due to the timing of payment of accounts payable, which partially was offset by the timing of collections of accounts receivable and customer advance payments. The change in accounts receivable primarily reflects the timing of contract negotiations and related billing activities on the F-35 program at our Aeronautics segment. The decrease in cash flows from customer advances and amounts in excess of costs incurred was attributable to the C-130 programs at our Aeronautics segment, which was partially offset by various programs (largely PAC-3) at our Electronic Systems segment. Our operating working capital is subject to wide fluctuations based on the timing of cash transactions related to production schedules, timing of progress and advance payments, the acquisition of inventory, the collection of accounts receivable, and the payment of accounts payable. Cash provided by changes in operating working capital balances in 2012 may decrease over 2011 primarily due to the timing of collections of accounts receivable and the payment of accounts payable. Consequently, we expect that net cash provided by operating activities will be lower in 2012.

Net cash provided by operating activities increased by $314 million to $3.8 billion in 2010 as compared to 2009. The increase primarily was attributable to changes in our operating working capital balances of $585 million and $187 million related to lower net income tax payments. Partially offsetting these improvements was a net reduction in cash of $350 million related to our defined benefit pension plans. The improvement in cash provided by operating working capital was due to a decline in 2010 accounts receivable balances and an increase in 2010 customer advances and amounts in excess of costs incurred balances. These improvements partially were offset by a decline in accounts payable balances in 2010 compared to 2009. The decline in accounts receivable primarily was due to higher collections on various programs at Electronic Systems, IS&GS, and Space Systems business segments. The increase in customer advances and amounts in excess of costs incurred primarily was attributable to an increase on government and commercial satellite programs at Space Systems and C-130 programs at Aeronautics, partially offset by a decrease on various programs at Electronic Systems. The decrease in accounts payable was attributable to the timing of accounts payable activities across all segments. The reduction in cash from defined benefit pension plans was the result of increased contributions to the pension trust of $758 million as compared to 2009, partially offset by an increase in the CAS costs recovered on our contracts.

Investing Activities

Capital expenditures – The majority of our capital expenditures relate to facilities infrastructure and equipment that are generally incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for IT to support programs and general enterprise IT infrastructure. Capital expenditures for property, plant, and equipment amounted to $814 million in 2011, $820 million in 2010, and $852 million in 2009. Costs associated with the development or purchase of internal-use software amounted to $173 million in 2011, $254 million in 2010, and $314 million in 2009, and have trended downward with the completion of certain infrastructure systems. We expect that our operating cash flows will continue to be sufficient to fund our planned annual capital expenditures over the next few years.

Acquisitions, divestitures and other activities – Acquisition activities include both the acquisition of businesses and investments in affiliates. We paid $649 million in 2011 for acquisition activities, primarily related to the acquisition of QTC and Sim-Industries B.V. (Note 14), compared to amounts paid in 2010 of $148 million primarily related to investments in affiliates. In 2009, we paid $435 million for acquisition activities. In 2010, we received proceeds of $798 million from the sale of EIG, net of $17 million in transaction costs (Note 14). There were no material divestiture activities in 2011 or 2009. During 2011, we decreased our short-term investments by $510 million compared to an increase of $171 million in 2010.

Financing Activities

Share activity and dividends – We paid cash totaling $2.5 billion for share repurchases during 2011, which included $63 million for shares we repurchased in December 2010 but that were not paid for until January 2011. In 2010 and 2009, we paid cash totaling $2.4 billion and $1.9 billion for share repurchases. Our share repurchase program provides for the repurchase of our common stock from time-to-time. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. In 2011, our Board authorized an additional $3.5 billion for share repurchases, bringing the total authorized amount under the program to $6.5 billion (Note 11). As of December 31, 2011, we had repurchased a total of 43.0 million shares under the program for $3.2 billion, and there remained $3.3 billion available for additional share repurchases.

We paid our stockholders cash dividends of $1.1 billion in 2011, $969 million in 2010, and $908 million in 2009. We have increased our quarterly dividend rate in each of the last three years, including a 33% increase in the quarterly dividend rate in the fourth quarter of 2011. We declared quarterly dividends of: $.75 per share during each of the first three quarters of 2011 and $1.00 per share for the last quarter; $.63 per share during each of the first three quarters of 2010 and $.75 per share for the last quarter; and $.57 per share during each of the first three quarters of 2009 and $.63 per share for the last quarter.

Cash received from the issuance of our common stock in connection with stock option exercises during 2011, 2010, and 2009 totaled $116 million, $59 million, and $40 million. Those activities resulted in the issuance of 2.3 million shares, 1.4 million shares, and 1.0 million shares during the respective periods.

Issuance and repayment of long-term debt – In 2011, we issued a total of $2.0 billion of long-term notes. We used a portion of the proceeds from the long-term notes that were issued in 2011 to redeem all of our $500 million long-term notes due in 2013 with a fixed coupon rate of 4.12%. In 2011, we repurchased $84 million of our long-term notes through open-market purchases. We paid premiums of $48 million in connection with the early extinguishments of certain long-term notes. In 2009, we issued a total of $1.5 billion of long-term notes, and we paid $242 million in repayments of long-term debt based on scheduled maturities.

Capital Structure, Resources, and Other

At December 31, 2011, we held cash and cash equivalents of $3.6 billion. Our long-term debt, net of unamortized discounts, amounted to $6.5 billion. As of the end of 2011, our long-term debt bears interest at fixed rates and mainly is in the form of publicly-issued notes. As of December 31, 2011, we were in compliance with all covenants contained in our debt and credit agreements.

In 2011, we issued $2.0 billion of long-term notes in a registered public offering consisting of $500 million due in 2016 with a fixed coupon interest rate of 2.13%, $900 million due in 2021 with a fixed coupon interest rate of 3.35%, and $600 million due in 2041 with a fixed coupon interest rate of 4.85%. We used a portion of the proceeds to redeem all of our $500 million long-term notes due in 2013 with a fixed coupon rate of 4.12%. In 2011, we repurchased $84 million of our long-term notes through open-market purchases. We paid premiums of $48 million in connection with the early extinguishments of certain long-term notes.

We issued $728 million of new 5.72% Notes due 2040 (the New Notes) in 2010 in exchange for $611 million of our then outstanding debt securities. We paid a premium of $158 million, of which $117 million was in the form of New Notes and $41 million was paid in cash, which was recorded as a discount and is being amortized as additional interest expense over the life of the New Notes using the effective interest method. The New Notes are included on our Balance Sheet net of unamortized discounts.

In 2009, we issued a total of $1.5 billion of long-term notes in a registered public offering, $900 million of which are due in 2019 and have a fixed coupon interest rate of 4.25%, and $600 million of which are due in 2039 and have a fixed coupon interest rate of 5.50%.

In August 2011, we entered into a new $1.5 billion revolving credit facility with a group of banks and terminated our existing $1.5 billion revolving credit facility which was to expire in June 2012. The new credit facility expires August 2016, and we may request and the banks may grant, at their discretion, an increase to the new credit facility by an additional amount up to $500 million. There were no borrowings outstanding under either facility through December 31, 2011. Borrowings under the new credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar rate or a Base Rate, as defined in the new credit facility. Each bank’s obligation to make loans under the new credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the new credit facility.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the year ended December 31, 2011. If we were to issue commercial paper, the borrowings would be supported by the new credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

We actively seek to finance our business in a manner that preserves financial flexibility while minimizing borrowing costs to the extent practicable. We review changes in financial market and economic conditions to manage the types, amounts, and maturities of our indebtedness. We may at times refinance existing indebtedness, vary our mix of variable-rate and fixed-rate debt, or seek alternative financing sources for our cash and operational needs.

Our stockholders’ equity was $1.0 billion at December 31, 2011, a decrease of $2.5 billion from December 31, 2010. The decrease primarily was due to the repurchase of 31.8 million common shares for $2.4 billion, dividends declared of $1.1 billion during the year, and net adjustments related to our postretirement benefit plans, including the annual December 31 re-measurement adjustment of $2.9 billion, which on a net basis increased the accumulated other comprehensive loss by $2.2 billion. These decreases partially were offset by net earnings of $2.7 billion, and employee stock activity of $596 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1.8 billion recorded as a reduction of retained earnings.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2011, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle tax and other liabilities. Capital lease obligations were negligible. Payments due under these obligations and commitments are as follows:

	Payments Due By Period
(In millions)	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years

Long-term debt (a)	$6,934	$—	$153	$954	$5,827
Interest payments	6,756	378	736	713	4,929
Other liabilities	2,379	278	451	282	1,368
Operating lease obligations	1,017	264	339	168	246
Purchase obligations:
Operating activities	25,109	16,336	7,451	817	505
Capital expenditures	218	162	56	—	—
Total contractual cash obligations	$42,413	$17,418	$9,186	$2,934	$12,875

(a)	Long-term debt includes scheduled principal payments only.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2011. Such amounts mainly include expected payments under deferred compensation plans, non-qualified pension plans, environmental liabilities, and business acquisition agreements.

Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors, and outsourcing arrangements. Total purchase obligations in the preceding table include approximately $23.2 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state, and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include amounts for facilities and equipment related to customer contracts.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2011, we had outstanding offset agreements totaling $7.6 billion, primarily related to our Aeronautics and Electronic Systems segments, some of which extend through 2025. To the extent we have entered into purchase obligations at December 31, 2011 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We historically have not been required to pay material penalties.

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $352 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to

ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for certain financial support arrangements (e.g., letters of credit or surety bonds provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2011, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and/or the guarantee of future performance on certain of our contracts. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2011, we had the following outstanding letters of credit, surety bonds, and guarantees:

	Commitment Expiration By Period
(In millions)	Total Commitment	Less Than 1 Year (a)	Years 2 and 3 (a)	Years 4 and 5 (a)	After 5 Years (a)

Standby letters of credit	$2,675	$2,245	$300	$120	$10
Surety bonds	367	367	—	—	—
Guarantees	907	1	25	323	558
Total commitments	$3,949	$2,613	$325	$443	$568
(a)

Approximately $2.1 billion, $53 million, and $3 million of standby letters of credit in the “Less Than 1 Year,” “Years 2 and 3,” and “Years 4 and 5,” periods, and approximately $32 million of surety bonds, are expected to renew for additional periods until completion of the contractual obligation.

Included in the table above is approximately $309 million representing letter of credit amounts for which related obligations or liabilities are also recorded on the Balance Sheet, either as reductions of inventories, as customer advances and amounts in excess of costs incurred, or as other liabilities. Approximately $1.8 billion of the standby letters of credit were issued to secure advance payments received under an F-16 contract from an international customer. These letters of credit are available for draw down in the event of our nonperformance, and the amount available will be reduced as certain events occur throughout the period of performance in accordance with the contract terms. Similar to the letters of credit for the F-16 contract, other letters of credit and surety bonds are available for draw down in the event of our nonperformance.

Approximately 85% of the $907 million in third-party guarantees outstanding at December 31, 2011 related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. We evaluate the reputation, technical capabilities, and credit quality of potential joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through December 31, 2011, and that it will not be necessary to make payments under the guarantees.

Critical Accounting Policies

Contract Accounting / Sales Recognition

Approximately 90% of our net sales are derived from long-term contracts for design, development, and production activities (also referred to as DD&P contracts) and services provided to the U.S. Government, and FMS conducted through the U.S. Government. Approximately 95% of our net sales, including net sales related to DD&P contracts with non-U.S. Government customers, are accounted for using the POC method. The POC model requires that significant estimates and assumptions be made in accounting for the contracts. Our remaining net sales are derived from contracts to provide services to non-U.S. Government customers that are not associated with DD&P activities, which we continue to account for under the services accounting model.

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

Contract Types

Cost-reimbursable contracts

Cost-reimbursable contracts, which accounted for about 50% of our total net sales in 2011, provide for the payment of allowable costs incurred during performance of the contract plus a fee, up to a ceiling based on the amount that has been funded. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-award-fee/incentive fee (which represent a substantial majority of our cost-reimbursable contracts) and cost-plus-fixed-fee contracts.

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

Fixed-price and other contracts

Under fixed-price contracts, which accounted for about 45% of our total net sales in 2011, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit, or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.

Under time-and-materials contracts, which accounted for about 5% of our total net sales in 2011, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

POC Method of Accounting

We record net sales and an estimated profit on a POC basis for cost-reimbursable and fixed-price contracts for DD&P activities, and services contracts with the U.S. Government.

The POC method for DD&P contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

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

Accounting for contracts under the POC method requires judgment relative to assessing risks, estimating contract revenues and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables.

Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. For many of our contracts, we are only able to estimate costs in ranges of amounts. Those ranges are based on assumptions we make for variables such as labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract is based on the initial estimated costs at completion considering risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements. Business segment personnel evaluate our contracts through periodic reviews. Management personnel independent from the business segment performing work under the contract also perform recurring evaluations of technical matters, scheduling, and contract costs. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Likewise, the profit booking rate may decrease if we are not successful in retiring risks; and, as a result, our estimated costs at completion increase. All of the estimates are subject to change during the performance of the contract and, therefore, may affect the profit booking rate.

When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of the changes. For example, if we increase the estimated profit booking rate on a cost-reimbursable contract, the increase in sales and operating profit for that contract will reflect a higher return on sales in the current period due to the recognition of the higher profit booking rate on both current period costs, as well as previously incurred costs. As examples of how changes in profit booking rates can affect our financial statements, our net profit booking rate adjustments increased operating profit, net of state taxes, by approximately $1.6 billion, $1.4 billion, and $1.6 billion for 2011, 2010, and 2009, as we were able to successfully retire risks across a broad portfolio of contracts in those periods.

Services Method of Accounting

For cost-reimbursable contracts for services to non-U.S. Government customers that provide for award and incentive fees, we record net sales as services are performed, exclusive of award and incentive fees. Award and incentive fees are recorded when they are fixed or determinable, generally at the date the amount is communicated to us by the customer. This approach results in the recognition of such fees at contractual intervals (typically every six months) throughout the contract and is dependent on the customer’s processes for notification of awards and issuance of formal notifications. Under a fixed-price service contract, we are paid a predetermined fixed amount for a specified scope of work and generally have full responsibility for the costs associated with the contract and the resulting profit or loss. We record net sales under fixed-price service contracts on a straight-line basis over the period of contract performance, unless evidence suggests that net sales are earned or the obligations are fulfilled in a different pattern. Costs for all service contracts are expensed as incurred.

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulation (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, interest expense, and certain advertising and public relations activities are unallowable and, therefore, not recoverable through sales. In addition, we may enter into advance agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the environmental costs we incur for environmental remediation related to sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and supporting advance agreements reached with the U.S. Government.

We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Costs incurred and allocated to contracts are reviewed for compliance with U.S. Government regulations by our personnel, and are subject to audit by the Defense Contract Audit Agency.

Postretirement Benefit Plans

Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans – see Note 10). The impact of these plans and benefits on our GAAP earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions, including interest rates and rates of return on plan assets, and workforce demographics. We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset or liability on our Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

The funding of our pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). Our goal has been to fund the pension plans to a level of at least 80%, as determined by the PPA. The U.S. Government Cost Accounting Standards (CAS) govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS. Different actuarial valuations are used for GAAP, ERISA and CAS resulting in three different measurements of the funded status of our plans.

Actuarial Assumptions

GAAP requires that the amounts we record related to our plans be computed using actuarial valuations. The primary year-end assumptions used to estimate postretirement benefit plan expense for the following calendar year are the discount rate and the expected long-term rate of return on plan assets for all postretirement benefit plans; the rates of increase in future compensation levels for the participants in our defined benefit pension plans; and the health care cost trend rates for our retiree medical plans. The discount rate we select impacts both the calculation of the benefit obligation at the end of the year and the calculation of net postretirement benefit plan cost in the subsequent year. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of net postretirement benefit plan cost in subsequent years. When reassessing these assumptions each year we consider past and current market conditions, and make judgments about future market trends. We also have to consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

We selected 4.75% as the discount rate for calculating our benefit obligations at December 31, 2011 related to our defined benefit pension plans, compared to 5.5% at the end of 2010 and 5.875% at the end of 2009. We selected 4.50% as the discount rate for calculating our benefit obligations at December 31, 2011 related to our retiree medical plans, compared to 5.5% at the end of 2010 and 5.875% at the end of 2009. We evaluate several data points in order to arrive at an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on securities that were selected to match our projected postretirement benefit plan cash flows. Our postretirement benefit plan cash flows are input into actuarial models that include data for corporate bonds rated AA or better.

We concluded that 8.0% was a reasonable estimate for the expected long-term rate of return on plan assets assumption at December 31, 2011, as compared to 8.5% used in prior years. The expected long-term rate of return assumption was adjusted downward due to the impact sovereign debt among developed countries may have on the rate of economic growth. The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the plan obligation. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses, and the potential to outperform market index returns. The actual return in any specific year likely will differ from the assumption, but the average expected return over a long-term future horizon should be approximately equal to the assumption. As a result, changes in this assumption are less frequent than changes in the discount rate.

Our stockholders’ equity has been reduced by $11.2 billion from the annual year-end measurement of the funded status of our postretirement benefit plans, inclusive of the December 31, 2011 adjustment of $2.9 billion. These noncash, after-tax amounts primarily represent net actuarial losses resulting from declines in discount rates and differences between actual experience and our actuarial assumptions, which will be amortized to expense in future periods. During 2011, $666 million of these amounts was recognized as a component of our postretirement benefit plans expense and $812 million is expected to be recognized as expense in 2012.

We expect that our 2012 pension expense will increase to $1.9 billion as compared with 2011 pension expense of $1.8 billion, primarily due to an increase in the amortization of net actuarial gains and losses caused by the decrease in the discount rate mentioned above.

The discount rate assumption we select at the end of each year is based on our best estimates and judgment. A reasonably possible change of plus or minus 25 basis points in the 4.75% discount rate assumption at December 31, 2011, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2011 by approximately $1.3 billion, which would have resulted in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $850 million. If the 4.75% discount rate at December 31, 2011 that was used to compute the expected 2012 expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense projected for 2012 would be lower or higher by approximately $125 million.

Funding Considerations

The PPA became applicable to us and other large U.S. defense contractors beginning in 2011 and had the effect of accelerating the required amount of annual pension plan contributions. We made contributions related to our qualified defined benefit pension plans of $2.3 billion in 2011, $2.2 billion in 2010, and $1.5 billion in 2009. We recovered $899 million in 2011, $988 million in 2010 and $580 million in 2009 as CAS costs. Amounts funded under CAS are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. Amounts contributed in excess of the CAS funding requirements, over $3.0 billion, are considered to be prepayment credits under the CAS rules.

We expect to make contributions of $1.1 billion related to our qualified defined benefit pension plans in 2012 and anticipate recovering $1.1 billion as CAS cost in 2012 which is consistent with our anticipated contributions. We may review options for further contributions in 2012.

The CAS Board published its revised pension accounting rules (CAS Harmonization) with an effective date of February 27, 2012 to better align the recovery of pension contributions, including prepayment credits, on U.S. Government contracts with the accelerated funding requirements of the PPA. The CAS Harmonization rules will increase our CAS cost beginning in 2013. There is a transition period during which the cost impact of the new rules will be phased in, with the full impact occurring in 2017. While we expect our 2013 CAS costs to be higher than our estimate for 2012 of $1.1 billion, the estimated incremental impact of CAS Harmonization in 2013 will be a very modest cost increase, with much larger increases occurring successively in years 2014 through 2017.

Based upon current assumptions which may change, the increase in CAS costs caused by CAS Harmonization should result in increased earnings a few years from now, as our CAS costs should be in excess of the pension expense we record under GAAP. Accordingly, our non-cash FAS/CAS pension adjustment, discussed further in the “Discussion of Business Segments” section above, should eventually increase earnings rather than decrease earnings as it has the past few years. In addition, the increase in CAS costs should eventually cause our CAS costs to be greater than our pension contributions as we recover the prepayment credits, which should increase our cash flow from operations.

Environmental Matters

We are a party to various agreements, proceedings, and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the EPA or by a state agency. At the end of 2011, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $932 million. We have recorded receivables totaling $808 million at December 31, 2011 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts has been expensed through cost of sales. We project costs and recovery of costs over approximately twenty years.

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

We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in Notes 1 and 13 to the financial statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for remediation actions, which generally results in the calculation of a range of estimates for a particular environmental site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

Both the EPA and the California Office of Environmental Health Hazard Assessment announced plans in January 2011 to regulate two chemicals, perchlorate and hexavalent chromium, to levels in drinking water that are expected to be substantially lower than the existing public health goals or standards established in California. The rulemaking process is a lengthy one and may take one or more years to complete. If a substantially lower standard is adopted, we would expect a material increase in our estimates for remediation at several existing sites.

Under agreements reached with the U.S. Government, most of the amounts we spend for environmental remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, most of the expenditures we incur are included in our net sales and cost of sales according to U.S. Government agreement or regulation, regardless of the contract form (e.g. cost-reimbursable, fixed price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, and our history of receiving reimbursement of such costs.

As disclosed above, we may record changes in the amount of environmental remediation liabilities as a result of our quarterly reviews of the status of our environmental remediation sites, which would result in a change to the corresponding environmental receivable and a charge to earnings. For example, if we were to determine that the liabilities should be increased by $100 million, the corresponding receivables would be increased by approximately $87 million, with the remainder recorded as a charge to earnings. This allocation is determined annually, based upon our existing and projected business activities with the U.S. Government.

We cannot reasonably determine the extent of our financial exposure at all environmental sites with which we are involved. There are a number of former operating facilities we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties (e.g., assessing the extent of the contamination). During any particular quarter, such uncertainties may be resolved to allow us to estimate and recognize the initial liability to remediate a particular former operating site. The amount of the liability could be material. Upon recognition of the liability, a portion will be recognized as a receivable with the remainder charged to operations.

If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site cleanup and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation. Under existing environmental laws, responsible parties are jointly and severally liable and, therefore, we are potentially liable for the full cost of funding such remediation. In the unlikely event that we were required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of cost recovery or contribution from the other PRPs. The amounts we record do not reflect the fact that we may recover some of the environmental costs we have incurred through insurance or from other PRPs, which we are required to pursue by agreement and U.S. Government regulation.

Goodwill

Our goodwill at December 31, 2011 and 2010 amounted to $10.1 billion and $9.6 billion. We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Such events or circumstances could include significant changes in the business climate of our industry, operating performance indicators, competition, or sale or disposal of a portion of a reporting unit. The assessment is performed at the reporting unit level. Our annual testing date is October 1.

Performing the goodwill impairment test requires judgment, including how we define reporting units and determine their fair value. We consider a component of our business to be a reporting unit if it constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. We estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. The discount rate applied to our forecasts of future cash flows is based on our estimated weighted average cost of capital. In assessing the reasonableness of our determined fair values, we evaluate our results against other value indicators such as comparable company public trading values, research analyst estimates and values observed in market transactions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We evaluate goodwill for impairment by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period.

We completed our assessment of goodwill as of October 1, 2011 and determined that the estimated fair value of each reporting unit exceeded its corresponding carrying amount and, as such, no impairment existed at that date. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. However, we currently do not believe that any of our reporting units are at risk of failing a goodwill impairment test in the near term, as their fair values are significantly greater than their carrying values.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued new accounting standards that are not effective until after December 31, 2011. For additional information, see the “Recent accounting pronouncements” section within Note 1 to the accompanying consolidated financial statements.

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

Our main exposure to market risk relates to interest rates, foreign currency exchange rates, and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. At December 31, 2011, the estimated fair value of our long-term debt instruments was approximately $7.8 billion, compared with a carrying value of $7.0 billion, excluding unamortized discounts of $506 million. A 10% change in the level of interest rates would not have a material impact on the fair value of our long-term debt outstanding at December 31, 2011.

We use derivative financial instruments to manage our exposure to fluctuations in foreign currency exchange rates and interest rates. Foreign currency exchange contracts are entered into to manage the exchange rate risk of forecasted foreign currency denominated cash receipts and cash payments. The majority of our foreign currency exchange contracts are designated as cash flow hedges. We also use derivative financial instruments to manage our exposure to changes in interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate, long-term debt. Our interest rate swap contracts are designated as fair value hedges. Related gains and losses on foreign currency exchange and interest rate swap contracts, to the extent they are effective hedges, are recognized in earnings at the same time the hedged transaction is recognized in earnings. To the extent the hedges are ineffective, gains and losses on the contracts are recognized in current period earnings. The aggregate notional amount of the outstanding foreign currency exchange contracts at December 31, 2011 and 2010 was $1.7 billion and $2.2 billion. The aggregate notional amount of our interest rate swap contracts at December 31, 2011 was $450 million. There were no interest rate swap contracts outstanding at December 31, 2010. At December 31, 2011 and 2010, the net fair value of our derivative instruments was not material (Note 15). A 10% appreciation or devaluation of the hedged currency as compared to the level of foreign exchange rates for currencies under contract at December 31, 2011 would not have a material impact on the aggregate net fair value of such contracts or our cash flows.

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

We maintain a Rabbi Trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2011, investments in the Rabbi Trust totaled $781 million and are reflected at fair value on our Balance Sheet in other assets. The Rabbi Trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. Changes in the value of the Rabbi Trust are recognized on our Statement of Earnings in other non-operating income, net, and were not material during 2011. A portion of the liabilities associated with the deferred compensation plans supported by the Rabbi Trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the deferred compensation liabilities are recognized on our Statement of Earnings in unallocated corporate costs and were not material during 2011. The current portion of the deferred compensation plan liabilities is on our Balance Sheet in salaries, benefits, and payroll taxes, and the non-current portion of the liability is on our Balance Sheet in other liabilities. The resulting change in the value of the liabilities has the effect of partially offsetting the impact of changes in the value of the Rabbi Trust.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2012

Lockheed Martin Corporation

Consolidated Statements of Earnings

	Year ended December 31,
(In millions, except per share data)	2011	2010	2009
Net Sales
Products	$36,925	$36,380	$35,689
Services	9,574	9,291	8,178
Total net sales	46,499	45,671	43,867
Cost of Sales
Products	(32,968)	(32,539)	(31,643)
Services	(8,514)	(8,382)	(7,406)
Severance and other charges	(136)	(220)	—
Other unallocated corporate costs	(1,177)	(742)	(671)
Total cost of sales	(42,795)	(41,883)	(39,720)
Gross profit	3,704	3,788	4,147
Other income, net	276	261	220
Operating Profit	3,980	4,049	4,367
Interest expense	(354)	(345)	(308)
Other non-operating income, net	5	74	123
Earnings from continuing operations before income taxes	3,631	3,778	4,182
Income tax expense	(964)	(1,164)	(1,215)
Net earnings from continuing operations	2,667	2,614	2,967
Net earnings (loss) from discontinued operations	(12)	264	6
Net Earnings	$2,655	$2,878	$2,973
Earnings (Loss) Per Common Share
Basic
Continuing operations	$7.94	$7.18	$7.71
Discontinued operations	(.04)	.72	.02
Basic earnings per common share	$7.90	$7.90	$7.73
Diluted
Continuing operations	$7.85	$7.10	$7.63
Discontinued operations	(.04)	.71	.01
Diluted earnings per common share	$7.81	$7.81	$7.64

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2011	2010
Assets
Current assets
Cash and cash equivalents	$3,582	$2,261
Short-term investments	3	516
Receivables, net	6,064	5,692
Inventories, net	2,481	2,363
Deferred income taxes	1,339	1,147
Other current assets	625	518
Assets of discontinued operation held for sale	—	396
Total current assets	14,094	12,893

Property, plant and equipment, net	4,611	4,554
Goodwill	10,148	9,605
Deferred income taxes	4,388	3,485
Other assets	4,667	4,576
Total assets	$37,908	$35,113
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,269	$1,627
Customer advances and amounts in excess of costs incurred	6,399	5,890
Salaries, benefits and payroll taxes	1,664	1,870
Other current liabilities	1,798	1,810
Liabilities of discontinued operation held for sale	—	204
Total current liabilities	12,130	11,401
Long-term debt, net	6,460	5,019
Accrued pension liabilities	13,502	10,607
Other postretirement benefit liabilities	1,274	1,213
Other liabilities	3,541	3,376
Total liabilities	36,907	31,616

Stockholders’ equity
Common stock, $1 par value per share	321	346
Additional paid-in capital	—	—
Retained earnings	11,937	12,161
Accumulated other comprehensive loss	(11,257)	(9,010)
Total stockholders’ equity	1,001	3,497
Total liabilities and stockholders’ equity	$37,908	$35,113

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

	Year ended December 31,
(In millions)	2011	2010	2009
Operating Activities

Net earnings	$2,655	$2,878	$2,973
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,008	1,052	1,014
Stock-based compensation	157	168	154
Deferred income taxes	(2)	452	567
Severance and other charges	136	220	—
Reduction in tax expense from resolution of certain tax matters	(89)	(10)	(69)
Tax expense related to Medicare Part D reimbursement	—	96	—
Net adjustments related to discontinued operations	(16)	(257)	—
Changes in assets and liabilities:
Receivables, net	(363)	3	(685)
Inventories, net	(74)	(207)	(237)
Accounts payable	609	(364)	(21)
Customer advances and amounts in excess of costs incurred	502	706	496
Postretirement benefit plans	(393)	(1,027)	(394)
Income taxes	304	70	(272)
Other, net	(181)	21	(39)
Net cash provided by operating activities	4,253	3,801	3,487
Investing Activities
Expenditures for property, plant and equipment	(814)	(820)	(852)
Expenditures for capitalized internal-use software	(173)	(254)	(314)
Net cash provided by (used for) short-term investment transactions	510	(171)	(279)
Net proceeds from sale of EIG	—	798	—
Acquisitions of businesses / investments in affiliates	(649)	(148)	(435)
Other, net	313	22	48
Net cash used for investing activities	(813)	(573)	(1,832)
Financing Activities
Repurchases of common stock	(2,465)	(2,420)	(1,851)
Common stock dividends	(1,095)	(969)	(908)
Issuance of long-term debt, net of related costs	1,980	—	1,464
Repayments of long-term debt	(632)	—	(242)
Other, net	93	31	105
Net cash used for financing activities	(2,119)	(3,358)	(1,432)
Net increase (decrease) in cash and cash equivalents	1,321	(130)	223
Cash and cash equivalents at beginning of year	2,261	2,391	2,168
Cash and cash equivalents at end of year	$3,582	$2,261	$2,391

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(In millions, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Compre- hensive Income (Loss)
Balance at December 31, 2008	$393	$—	$11,621	$(9,149)	$2,865
Cumulative effect of a change in accounting principle (see Note 1)	—	—	(112)	—	(112)
Balance at December 31, 2008, as adjusted	393	—	11,509	(9,149)	2,753
Net earnings	—	—	2,973	—	2,973	$2,973
Repurchases of common stock	(25)	(440)	(1,386)	—	(1,851)	—
Common stock dividends declared ($2.34 per share)	—	—	(908)	—	(908)	—
Stock-based awards and ESOP activity	5	440	—	—	445	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2009, net of tax of $121 million	—	—	—	214	214	214
Recognition of previously deferred amounts, net of tax of $158 million	—	—	—	281	281	281
Other, net	—	—	—	59	59	59
Balance at December 31, 2009	373	—	12,188	(8,595)	3,966	$3,527

Net earnings	—	—	2,878	—	2,878	$2,878
Repurchases of common stock	(33)	(514)	(1,936)	—	(2,483)	—
Common stock dividends declared ($2.64 per share)	—	—	(969)	—	(969)	—
Stock-based awards and ESOP activity	6	514	—	—	520	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2010, net of tax benefit of $531 million	—	—	—	(983)	(983)	(983)
Recognition of previously deferred amounts, net of tax of $304 million	—	—	—	553	553	553
Other, net	—	—	—	15	15	15
Balance at December 31, 2010	346	—	12,161	(9,010)	3,497	$2,463

Net earnings	—	—	2,655	—	2,655	$2,655
Repurchases of common stock	(32)	(589)	(1,781)	—	(2,402)	—
Common stock dividends declared ($3.25 per share)	—	—	(1,098)	—	(1,098)	—
Stock-based awards and ESOP activity	7	589	—	—	596	—
Other comprehensive income (loss):
Postretirement benefit plans:
Unrecognized amounts in 2011, net of tax benefit of $1.6 billion	—	—	—	(2,858)	(2,858)	(2,858)
Recognition of previously deferred amounts, net of tax of $364 million	—	—	—	666	666	666
Other, net	—	—	—	(55)	(55)	(55)
Balance at December 31, 2011	$321	$—	$11,937	$(11,257)	$1,001	$408

See accompanying Notes to Consolidated Financial Statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Organization – We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government.

Basis of presentation – Our consolidated financial statements include the accounts of subsidiaries we control and other entities for which we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories, customer advances and amounts in excess of costs incurred, and certain amounts in other current liabilities primarily are attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in current assets and current liabilities. Certain prior year amounts have been reclassified to conform to the current year’s presentation, which are discussed elsewhere in our footnotes. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis from continuing operations.

Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our actual results may differ from those estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, sales recognition, postretirement benefit plans, environmental receivables and liabilities, and contingencies.

Receivables – Receivables include amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to sales on long-term contracts that have been recognized but not yet billed to customers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, assets related to such contracts as a result of advances, performance-based payments, and progress payments. We reflect those advances and payments as an offset to the related receivables balance.

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

Property, plant and equipment – We include property, plant, and equipment on our Balance Sheets at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets, and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $712 million in 2011, $749 million in 2010, and $750 million in 2009.

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

Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other assets on our Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2011 and 2010, capitalized software totaled $864 million and $899 million, net of accumulated amortization of $1.3 billion and $1.1 billion. Amortization expense related to capitalized software was $211 million in 2011, $211 million in 2010, and

$160 million in 2009. In 2011, we revised the classification of cash payments associated with the development or purchase of internal-use software from operating cash flows to investing cash flows. Cash flows for all years above have been adjusted for this change. Cash payments for internal-use software were $173 million in 2011, $254 million in 2010, and $314 million in 2009.

Goodwill – We evaluate goodwill for potential impairment annually on October 1, or whenever impairment indicators are present. Our evaluation includes comparing the estimated fair value of a reporting unit, using a combination of a discounted cash flow analysis and market-based valuation methodologies, to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, we measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. We define reporting units at the business segment level or one level below the business segment. We completed our assessment of goodwill in the fourth quarter of 2011 and 2010, and did not identify any impairment.

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

Postretirement benefit plans – Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). GAAP requires that the amounts we record related to our postretirement benefit plans be computed using actuarial valuations that are based in part on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation levels, and health care cost trend rates, each as appropriate based on the nature of the plans. We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset (recorded within other assets) or liability (recorded within noncurrent liabilities) on our Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974 (ERISA) is calculated on a different basis than under GAAP.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Our environmental liabilities are recorded on our Balance Sheets within other liabilities, both current and non-current. We expect to include a substantial portion of environmental costs in net sales and cost of sales in future periods pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, and our history of receiving reimbursement of such costs. We include the portion of those costs expected to be allocated to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts in cost of sales at the time the liability is established. Our environmental receivables are recorded on our Balance Sheets within other assets (current and non-current). We project costs and recovery of costs over approximately twenty years.

Sales and earnings – We record net sales and estimated profits for approximately 95% of our contracts using the percentage-of-completion (POC) method (as described below) for cost-reimbursable and fixed-price contracts for design, development, and production (DD&P) activities, and services contracts with the U.S. Government. Sales are recorded on all time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs. We account for our services contracts with non-U.S. Government customers using the services method of accounting (as described below). We classify net sales as products or services on our Statements of Earnings based on the attributes of the underlying contracts.

POC Method of Accounting – The POC method for DD&P contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

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

Accounting for contracts under the POC method requires judgment relative to assessing risks, estimating contract revenues and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract is based on the initial estimated costs at completion considering risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), schedule (for example, the number and type of milestone events), and costs by contract requirements. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract, or may decrease if we are not successful in retiring risks and, as a result, our estimated costs at completion increase.

Our net profit booking rate adjustments resulting from changes in estimates increased operating profit, net of state taxes, by approximately $1.6 billion in 2011, $1.4 billion in 2010, and $1.6 billion in 2009. These adjustments increased net earnings by approximately $1.0 billion ($3.00 per share) in 2011, $890 million ($2.40 per share) in 2010, and $1.0 billion ($2.60 per share) in 2009.

Services Method of Accounting – For cost-reimbursable contracts for services to non-U.S. Government customers, we record net sales as services are performed, except for award and incentive fees. Award and incentive fees are recorded when they are fixed or determinable, generally at the date the amount is communicated to us by the customer. This approach results in the recognition of such fees at contractual intervals (typically every six months) throughout the contract and is dependent on the customer’s processes for notification of awards and issuance of formal notifications. Under fixed-price service contracts, we are paid a predetermined fixed amount for a specified scope of work and generally have full responsibility for the costs associated with the contract and the resulting profit or loss. We record net sales under fixed-price service contracts with non-U.S. Government customers on a straight-line basis over the period of contract performance, unless evidence suggests that net sales are earned or the obligations are fulfilled in a different pattern. Costs for all service contracts are expensed as incurred.

Change in Accounting Principle and Adoption of New Accounting Standard – On January 1, 2011, we changed the way we account for our services contracts with the U.S. Government. We now recognize sales on those contracts using the POC method (as described above). All prior period amounts have been adjusted to reflect the new method of accounting. The effect of this change in accounting was not material to our consolidated results of operations or financial position for any period, including 2011, and did not impact cash flows. At December 31, 2010, the cumulative effect of adopting the new method was a reduction in retained earnings of $211 million, which reflects the inception-to-date timing differences between the two methods. We believe the POC method is preferable to the service accounting method we previously used, as consistent sales recognition for all contracts with the U.S. Government better reflects the underlying economics of those contracts and aligns our financial reporting with other companies in our industry.

On January 1, 2011, we prospectively adopted a new accounting standard that revised accounting guidance related to sales arrangements with multiple deliverables. This standard potentially applies to new or materially modified contracts that are not accounted for under the POC method. The adoption did not have a material effect on our financial results in 2011, and is not expected to have a material effect in future periods.

Research and development and similar costs – Except for certain arrangements described below, we account for independent research and development costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements. Costs for product development initiatives we sponsor that are not otherwise allocable are charged to expense when incurred. Under some arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is expensed as incurred. Independent research and development costs charged to cost of sales totaled $585 million in 2011, $639 million in 2010, and $717 million in 2009. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales.

Investments in marketable securities – Investments in marketable securities consist of debt and equity securities and are classified as either available-for-sale securities or trading securities. If classified as available-for-sale securities, unrealized gains and losses are reflected net of income taxes in accumulated other comprehensive loss on the Statements of Stockholders’ Equity. If classified as trading securities, unrealized gains and losses are recorded in other non-operating income, net on the Statements of Earnings. If declines in the value of available-for-sale securities are determined to be other than temporary, a loss is recorded in earnings in the current period. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee’s business, if available. For purposes of computing realized gains and losses on marketable securities, we determine cost on a specific identification basis.

Available-for-sale securities are recorded at fair value and classified as short-term investments on the Balance Sheets. Our available-for-sale securities as of December 31, 2010 consisted primarily of U.S. Treasury securities with a fair value of approximately $500 million, which matured during 2011. The cost basis of these securities was not materially different from their respective fair value as of December 31, 2010. As of December 31, 2011 and 2010, the fair value of our trading securities totaled $781 million and $843 million and was included in other assets on the Balance Sheets. Our trading securities are held in a Rabbi Trust, which includes investments to fund certain of our non-qualified deferred compensation plans.

Net gains on marketable securities in 2011, 2010, and 2009 were $40 million, $56 million, and $110 million and were included in other non-operating income, net on the Statements of Earnings. Included in these amounts are net unrealized gains (losses) on trading securities of $(24) million in 2011, $24 million in 2010, and $115 million in 2009.

Equity method investments – Investments where we have the ability to exercise significant influence over, but do not control, are accounted for under the equity method of accounting and are included in other assets on the Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on the Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2011 and 2010, our equity method investments totaled $697 million and $671 million, and our share of net earnings related to these investments was $332 million in 2011, $312 million in 2010, and $278 million in 2009.

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

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at December 31, 2011 and 2010 was $1.7 billion and $2.2 billion. The aggregate notional amount of our outstanding interest rate swap contracts at December 31, 2011 was $450 million, and we had no interest rate swap contracts outstanding at December 31, 2010. The effect of our derivative instruments on our Statements of Earnings for the years ended December 31, 2011, 2010, and 2009, and on our Balance Sheets as of December 31, 2011 and 2010 was not material. See Note 15 for further discussion on the fair value measurements related to our derivative instruments.

Stock-based compensation – Compensation cost related to all share-based payments (stock options and restricted stock units) is measured at the grant date based on the estimated fair value of the award. We generally recognize the compensation cost ratably over a three-year vesting period.

Income taxes – We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service (IRS). If we cannot reach a more-likely-than-not determination, no benefit is recorded. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We record interest and penalties related to income taxes as a component of income tax expense on our Statements of Earnings.

Comprehensive income (loss) – Comprehensive income (loss) and its components are presented on the Statements of Stockholders’ Equity.

Accumulated other comprehensive loss consisted of the following:

(In millions)	2011	2010

Postretirement benefit plan adjustments	$(11,186)	$(8,994)
Other, net	(71)	(16)
Accumulated other comprehensive loss	$(11,257)	$(9,010)

Recent accounting pronouncements – In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard, which eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or two separate but consecutive statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements; however, in December 2011, the FASB deferred this requirement. The new standard will be effective for us beginning with our first quarter 2012 reporting and will be applied retrospectively. The adoption of the new standard or the deferred requirement will not have an effect on our results of operations, financial position, or cash flows as it only requires a change in the presentation of OCI in our consolidated financial statements.

In September 2011, the FASB issued a new standard which amends the existing guidance on goodwill impairment testing. The new standard allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The standard will be effective for annual or interim goodwill impairment tests performed by us after December 31, 2011, and will not have an effect on the measurement of goodwill impairment, if any.

Note 2 – Severance and Other Charges

During 2011, we recorded charges related to certain severance actions totaling $136 million, net of state tax benefits. Of these severance charges, $49 million and $48 million related to our Aeronautics and Space Systems business segments, and $39 million related to our Information Systems & Global Solutions (IS&GS) business segment and Corporate Headquarters. These charges reduced our net earnings in 2011 by $88 million ($.26 per share). These severance actions resulted from a strategic review of these businesses and our Corporate Headquarters to better align our organization and cost structure with changing economic conditions. The workforce reductions at the business segments also reflect changes in program lifecycles, where several of our major programs are transitioning out of development and into production, and certain programs are ending. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees receive lump-sum severance payments based on years of service, which are expected to be paid through the first half of 2012. During 2011, we made approximately half of the severance payments associated with the total severance charges.

In 2010, we recorded a charge of $178 million, net of state tax benefits, related to the Voluntary Executive Separation Program (VESP). The charge, which included lump-sum special payments for qualifying executives, reduced our net earnings by $116 million ($.31 per share). The amounts of the VESP attributable to our business segments were $25 million at Aeronautics, $38 million at Electronic Systems, $42 million at IS&GS, and $41 million at Space Systems. The remaining $32 million was attributable to our Corporate Headquarters. The effective date of termination of employment for most participants was February 1, 2011, with the lump-sum special payments to be made within 90 days from separation of service. As of December 31, 2011, all payments under the VESP have been made.

In 2010, our Electronic Systems business segment decided to consolidate certain of its operations, including the closure of a facility in Eagan, Minnesota. Accordingly, we recorded a charge to cost of sales, net of state tax benefits, of $42 million which reduced our net earnings for 2010 by $27 million ($.07 per share). The majority of the charge was associated with the accrual of severance payments to employees, with the remainder associated with impairment of assets. We expect to complete these activities by 2013.

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

(In millions)	2011	2010	2009
Average number of common shares outstanding for basic computations	335.9	364.2	384.8
Dilutive stock options and restricted stock units	4.0	4.1	4.1
Average number of common shares outstanding for diluted computations	339.9	368.3	388.9

Stock options to purchase 13.4 million, 14.7 million, and 11.5 million shares of common stock outstanding at December 31, 2011, 2010, and 2009 were not included in the computation of diluted weighted average shares outstanding, as their effect would have been anti-dilutive.

Note 4 – Information on Business Segments

We operate in four business segments: Aeronautics, Electronic Systems, IS&GS, and Space Systems. We organize our business segments based on the nature of the products and services offered. The following is a brief description of the activities of our business segments:

•

Aeronautics – Engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Aeronautics also provides logistics support, sustainment, and upgrade modification services for its aircraft. Aeronautics’ major programs include the F-35 Lightning II Joint Strike Fighter, F-16 Fighting Falcon, F-22 Raptor, C-130J Hercules, and the C-5M Super Galaxy.

•

Electronic Systems – Provides surface ship and submarine combat systems; sea-based missile defense systems; ship systems integration; littoral combat ships; nuclear instrumentation and control systems for naval submarines, aircraft carriers, and surface warships; air and defense missile systems; air-to-ground precision strike weapons systems; tactical missiles; munitions; fire control and navigation systems for rotary and fixed-wing aircraft; manned and unmanned ground vehicles; mission operations support, readiness, engineering support, and integration services; simulation and training services; and energy programs. Electronic Systems’ major programs include the Aegis Combat System, Patriot Advanced Capability-3, Terminal High Altitude Area Defense, Multiple Launch Rocket System, Hellfire, Joint Air-to-Surface Standoff Missile, Apache Fire Control System, Littoral Combat Ship, and Special Operations Forces Contractor Logistics Support Services.

•

Information Systems & Global Solutions – Provides management services, Information Technology (IT) solutions, and advanced technology expertise across a broad spectrum of applications. IS&GS supports the needs of customers in human capital planning, data protection and sharing, cyber-security, financial services, health care, energy and environment, security, space exploration, biometrics, and transportation. IS&GS provides network-enabled situation awareness, delivers communications and command and control capability through complex mission solutions for defense applications, and integrates complex global systems to help our customers gather, analyze, and securely distribute critical intelligence data. IS&GS has a portfolio of many smaller contracts as compared to our other business segments. IS&GS’ major programs include the Command and Control, Battle Management, and Communications contract, En-Route Automation Modernization contract, the Hanford Mission Support contract, and the National Science Foundation’s U.S. Antarctic Support program.

•

Space Systems – Engaged in the design, research and development, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems, including activities related to the planned replacement of the Space Shuttle. Space Systems is responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include the Trident II D5 Fleet Ballistic Missile, Space-Based Infrared System, Orion Multi-Purpose Crew Vehicle, Advanced Extremely High Frequency system, Global Positioning Satellite III system, and Mobile User Objective System. Space Systems has an ownership interest in United Launch Alliance, which provides expendable launch services for the U.S. Government, and in United Space Alliance, which provided processing activities for the Space Shuttle, which is winding down following the completion of the last mission in 2011.

The financial information in the following tables below excludes businesses included in discontinued operations (Note 14) for all periods presented. Also, the 2011 financial information in the following tables includes the results of QTC Holdings Inc. (QTC) in the IS&GS business segment information and Sim-Industries B.V. in the Electronic Systems business segment information from the date of acquisition in the fourth quarter through the end of the year (Note 14).

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

Operating profit of the business segments excludes the non-cash FAS/CAS pension adjustment discussed below; expense for certain stock-based compensation programs including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance, such as severance charges in 2011 and the charges in 2010 related to the VESP and facilities consolidation within Electronic Systems (Note 2); gains or losses from divestitures (Note 14); the effects of legal settlements; corporate costs not allocated to the business segments; and other miscellaneous corporate activities. The items other than the charges related to severance, the VESP, and facilities consolidation are included in “Other unallocated corporate expense, net” in the following table which reconciles operating profit from the business segments to operating profit in our Statements of Earnings. The charges related to severance, the VESP, and facilities consolidation are presented together as a separate reconciling item.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS) rules. The non-cash FAS/CAS pension adjustment represents the difference between pension expense or income calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

Selected Financial Data by Business Segment

(In millions)	2011	2010	2009
Net sales
Aeronautics	$14,362	$13,109	$11,988
Electronic Systems	14,622	14,399	13,630
Information Systems & Global Solutions	9,381	9,921	9,599
Space Systems	8,134	8,242	8,650
Total	$46,499	$45,671	$43,867

Operating profit (a)
Aeronautics	$1,630	$1,498	$1,567
Electronic Systems	1,788	1,748	1,648
Information Systems & Global Solutions	874	814	874
Space Systems	989	968	967
Total business segments	5,281	5,028	5,056
Severance and other charges (b)	(136)	(220)	—
Other unallocated corporate expense, net (c)	(1,165)	(759)	(689)
Operating profit	$3,980	$4,049	$4,367

Intersegment revenue
Aeronautics	$193	$128	$210
Electronic Systems	1,095	988	856
Information Systems & Global Solutions	864	912	827
Space Systems	113	124	122
Total	$2,265	$2,152	$2,015

Depreciation and amortization
Aeronautics	$345	$334	$304
Electronic Systems	276	286	287
Information Systems & Global Solutions	83	106	119
Space Systems	199	212	209
Total business segments	903	938	919
Corporate activities	105	114	95
Total	$1,008	$1,052	$1,014

Expenditures for property, plant and equipment and capitalized software
Aeronautics	$361	$422	$436
Electronic Systems	280	288	290
Information Systems & Global Solutions	71	67	66
Space Systems	192	205	232
Total business segments	904	982	1,024
Corporate activities	83	92	142
Total	$987	$1,074	$1,166

Selected Financial Data by Business Segment (continued)

(a)	Operating profit included equity in net earnings (losses) of equity investees as follows:

(In millions)	2011	2010	2009
Aeronautics	$7	$7	$9
Electronic Systems	64	50	53
Space Systems	227	259	218
Total business segments	298	316	280
Corporate activities	34	(4)	(2)
Total	$332	$312	$278

(b)

Severance and other charges include the severance charges recorded in 2011 associated with Aeronautics, IS&GS, and Space Systems business segments, and Corporate Headquarters, and for 2010, included the charges related to the VESP and facilities consolidation within Electronic Systems (Note 2).

(c)	Other unallocated corporate expense, net included the following:

(In millions)	2011	2010	2009
Non-cash FAS/CAS pension adjustment	$(922)	$(454)	$(456)
Stock-based compensation and other, net	(243)	(305)	(233)
Total	$(1,165)	$(759)	$(689)

Net Sales by Customer Category

(In millions)	2011	2010	2009
U.S. Government
Aeronautics	$10,749	$10,623	$9,966
Electronic Systems	10,662	10,749	9,864
Information Systems & Global Solutions	8,769	9,488	9,156
Space Systems	7,821	8,000	8,401
Total	$38,001	$38,860	$37,387
International (a)
Aeronautics	$3,577	$2,458	$1,973
Electronic Systems	3,883	3,562	3,664
Information Systems & Global Solutions	464	320	267
Space Systems	144	97	241
Total	$8,068	$6,437	$6,145
U.S. Commercial and Other
Aeronautics	$36	$28	$49
Electronic Systems	77	88	102
Information Systems & Global Solutions	148	113	176
Space Systems	169	145	8
Total	$430	$374	$335
Total net sales	$46,499	$45,671	$43,867

(a)	Sales made to foreign governments through the U.S. Government (i.e., foreign military sales) are included in the “International” category.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, stealth fighter. F-35 program related net sales represented approximately 13%, 12%, and 10% of our total net sales during 2011, 2010, and 2009.

Selected Financial Data by Business Segment (continued)

(In millions)	2011	2010
Assets (a)
Aeronautics	$5,752	$5,231
Electronic Systems	10,480	9,925
Information Systems & Global Solutions	5,838	5,463
Space Systems	3,121	3,041
Total business segments	25,191	23,660
Corporate assets (b)	12,717	11,057
Assets of discontinued operation held for sale	—	396
Total	$37,908	$35,113

Goodwill
Aeronautics	$146	$148
Electronic Systems	5,760	5,601
Information Systems & Global Solutions	3,749	3,363
Space Systems	493	493
Total (c)	$10,148	$9,605

Customer advances and amounts in excess of costs incurred
Aeronautics	$2,443	$2,774
Electronic Systems	3,214	2,491
Information Systems & Global Solutions	350	284
Space Systems	392	341
Total	$6,399	$5,890

(a)	We have no significant long-lived assets located in foreign countries.
(b)	Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income taxes, environmental receivables, and investments held in a Rabbi Trust.
(c)

During 2011, the increase in goodwill primarily was due to the acquisition of QTC and Sim-Industries B.V. In 2010, goodwill decreased primarily due to the sale of Enterprise Integration Group (EIG) and the reclassification of Pacific Architects and Engineers, Inc.’s (PAE) assets and liabilities to discontinued operations in 2010 (Note 14).

Note 5 – Receivables, net

Receivables consisted of the following components:

(In millions)	2011	2010
U.S. Government
Amounts billed	$1,273	$1,360
Unbilled costs and accrued profits	4,961	3,176
Less: customer advances and progress payments	(1,086)	(705)
Total U.S. Government receivables, net	5,148	3,831
Foreign governments and commercial
Amounts billed	396	461
Unbilled costs and accrued profits	774	1,649
Less: customer advances	(254)	(249)
Total foreign governments and commercial receivables, net	916	1,861
Total receivables, net	$6,064	$5,692

We expect to bill substantially all of the December 31, 2011 unbilled costs and accrued profits during 2012.

Note 6 – Inventories, net

Inventories consisted of the following components:

(In millions)	2011	2010
Work-in-process, primarily related to long-term contracts and programs in progress	$7,129	$6,508
Less: customer advances and progress payments	(5,425)	(4,788)
	1,704	1,720
Other inventories	777	643
Total inventories, net	$2,481	$2,363

Work-in-process inventories at December 31, 2011 and 2010 included general and administrative costs of $592 million and $518 million. During 2011, 2010, and 2009, general and administrative costs incurred and recorded in inventories totaled $2.3 billion, $2.3 billion, and $2.4 billion, and general and administrative costs charged to cost of sales from inventories totaled $2.2 billion, $2.4 billion, and $2.1 billion.

Note 7 – Property, Plant and Equipment, net

Property, plant and equipment consisted of the following components:

(In millions)	2011	2010
Land	$98	$111
Buildings	5,159	5,005
Machinery and equipment	6,408	6,172
Construction in progress	805	670
	12,470	11,958
Less: accumulated depreciation and amortization	(7,859)	(7,404)
Total property, plant and equipment, net	$4,611	$4,554

Note 8 – Income Taxes

Our provision for federal and foreign income tax expense for continuing operations consisted of the following components:

(In millions)	2011	2010	2009
Federal income taxes:
Current	$912	$600	$677
Deferred	9	561	557
Total federal income taxes	921	1,161	1,234
Foreign income taxes:
Current	38	8	(4)
Deferred	5	(5)	(15)
Total foreign income taxes	43	3	(19)
Income tax expense	$964	$1,164	$1,215

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters disclosed in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $149 million for 2011, $168 million for 2010 (including state income taxes related to the sale of EIG), and $144 million for 2009.

The amount of net interest and penalties recognized as a component of income tax expense during 2011, 2010, and 2009, as well as the amount of interest and penalties accrued at December 31, 2011 and 2010, was not material.

Our reconciliation of the 35% U.S. federal statutory income tax rate to actual income tax expense for continuing operations is as follows:

(In millions)	2011	2010	2009
Income tax expense at the U.S. federal statutory tax rate	$1,271	$1,322	$1,465
Increase (decrease) in tax expense:
U.S. manufacturing activity benefit	(106)	(110)	(39)
Tax deductible dividends	(62)	(56)	(49)
Research and development tax credit	(35)	(43)	(43)
IRS appeals and audit resolution	(89)	(10)	(69)
Medicare Part D law change	—	96	—
Other, net	(15)	(35)	(50)
Income tax expense	$964	$1,164	$1,215

Our U.S. manufacturing activity benefit is based on income derived from qualified production activity (QPA) in the U.S. The deduction rate, which was 9% for both 2011 and 2010, and 6% for 2009, is applied against QPA income to arrive at the deduction. The increased benefit in 2011 and 2010 was due to an increase in QPA income, as well as the higher deduction rate in 2011 and 2010 compared to 2009.

We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan (ESOP) feature. The amount of the tax deduction has increased as we increased our dividend over the last three years.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, signed by the President on December 17, 2010, retroactively extended the research and development tax credit from January 1, 2010 through December 31, 2011. We recognized tax benefits of $35 million in 2011, $43 million in 2010, and $43 million in 2009 related to the impact of the research and development tax credit.

In April 2011, the U.S. Congressional Joint Committee on Taxation (JCT) completed its review of the IRS Appeals Division’s resolution of certain adjustments related to our tax years 2003-2008. As a result, we recognized additional tax benefits and reduced our income tax expense for 2011 by $89 million ($.26 per share). This reduction in income tax expense reduced our effective income tax rate for 2011 by 2.5%.

We participate in the IRS Compliance Assurance Process program. The IRS examinations of the years 2010 and 2009 were completed in the fourth quarter of 2011 and 2010. Except for certain issues in our 2009 return that are pending in the IRS Appeals Division, resolution of the examinations did not have a material impact on our effective income tax rates. In 2009, the IRS examinations of our U.S. Federal Income Tax Returns for the years 2005-2007 and 2008 were resolved and settled, except for certain issues that were subsequently resolved in April 2011, following a decision by the IRS Appeals Division as discussed above. As a result, we recognized additional tax benefits and reduced our income tax expense for 2009 by $69 million ($.18 per share), including related interest.

In March 2010, the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Beginning January 1, 2013, these laws change the tax treatment for retiree prescription drug expenses by eliminating the tax deduction available to the extent that those expenses are reimbursed under Medicare Part D. Because the tax benefits associated with these future deductions were reflected as deferred tax assets as of December 31, 2009, the elimination of the tax deductions resulted in a reduction in deferred tax assets and an increase in income tax expense of $96 million ($.26 per share) in 2010.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows:

(In millions)	2011	2010
Deferred tax assets related to:
Accrued compensation and benefits	$843	$877
Pensions	4,578	3,642
Other postretirement benefit obligations	487	459
Contract accounting methods	806	531
Sale of discontinued operations	69	179
Foreign company operating losses and credits	31	31
Other	305	202
Valuation allowance (a)	(14)	(17)
Deferred tax assets, net	7,105	5,904
Deferred tax liabilities related to:
Goodwill and purchased intangibles	369	336
Property, plant and equipment	638	558
Exchanged debt securities and other (b)	379	391
Deferred tax liabilities	1,386	1,285
Net deferred tax assets (c)	$5,719	$4,619

(a)	A valuation allowance has been provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
(b)	Includes deferred tax liabilities associated with the exchange of debt securities in 2010 (see Note 9) and 2006.
(c)	Includes net foreign current deferred tax liabilities, which are included on the Balance Sheets in other current liabilities.

We had recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments, exclusive of interest, that totaled $160 million at December 31, 2010, primarily recorded in other current liabilities on the Balance Sheet. In 2011, we eliminated most of these liabilities due to the completion of the JCT’s review of the IRS Appeals Division’s resolution of certain adjustments related to our tax years 2003-2008 as mentioned above. The remaining balance of our unrecognized tax benefits as of December 31, 2011 is not material.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2008, other than with respect to refunds.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $193 million, $108 million, and $123 million that have not been distributed by our non-U.S. companies as of December 31, 2011, 2010, and 2009. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. If these earnings were remitted, we estimate that the additional income taxes after foreign tax credits would have been approximately $41 million in 2011, $17 million in 2010, and $29 million in 2009.

Our federal and foreign income tax payments, net of refunds received, were $722 million in 2011, $806 million in 2010, and $986 million in 2009. A $250 million refund received in 2011 from the IRS related to estimated taxes paid for 2010 is reflected in 2011 payments. A payment of $260 million associated with the divestiture of EIG, a $325 million refund received in 2010 from the IRS related to estimated taxes paid for 2009, and an $85 million advance payment related to matters pending with IRS Appeals are reflected in 2010 payments.

Note 9 – Debt

Our long-term debt consisted of the following:

(In millions)	2011	2010
Notes with rates from 2.13% to 6.15%, due 2016 to 2041	$5,308	$3,807
Notes with rates from 7.00% to 7.75%, due 2013 to 2036	1,239	1,323
Other	419	394
Unamortized discounts	(506)	(505)
Total long-term debt	$6,460	$5,019

On September 9, 2011, we issued $2.0 billion of long-term notes in a registered public offering consisting of $500 million due in 2016 with a fixed coupon interest rate of 2.13%, $900 million due in 2021 with a fixed coupon interest rate of 3.35%, and $600 million due in 2041 with a fixed coupon interest rate of 4.85%. We may, at our option, redeem some or all of the notes at any time by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. Interest on the notes is payable on March 15 and September 15 of each year, beginning on March 15, 2012. In October 2011, we used a portion of the proceeds to redeem all of our $500 million long-term notes due in 2013. In 2011, we repurchased $84 million of our long-term notes through open-market purchases. We paid premiums of $48 million in connection with the early extinguishments of debt, which were recognized in other non-operating income, net.

In May 2010, we issued $728 million of new 5.72% Notes due 2040 (the New Notes) in exchange for $611 million of our then outstanding debt securities (the Old Notes). We paid a premium of $158 million in the exchange, of which $117 million was in the form of the New Notes and $41 million was paid in cash, which was recorded as a discount and will be amortized as additional interest expense over the life of the New Notes, using the effective interest method.

In August 2011, we entered into a new $1.5 billion revolving credit facility with a group of banks and terminated our existing $1.5 billion revolving credit facility which was to expire in June 2012. The new credit facility expires August 2016, and we may request and the banks may grant, at their discretion, an increase to the new credit facility by an additional amount up to $500 million. There were no borrowings outstanding under either facility through December 31, 2011. Borrowings under the new credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar rate or a Base Rate, as defined in the new credit facility. Each bank’s obligation to make loans under the new credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the new credit facility. As of December 31, 2011, we were in compliance with all covenants contained in the new credit facility, as well as in our debt agreements.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during 2011 or 2010. If we were to issue commercial paper, the borrowings would be supported by the new credit facility.

During the five-year period from 2012 through 2016, we have $153 million and $954 million in scheduled long-term debt maturities, which are due in 2013 and 2016. Interest payments were $326 million in 2011, $337 million in 2010, and $286 million in 2009.

Note 10 – Postretirement Plans

Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans

Most of our employees hired on or before December 31, 2005 are covered by qualified defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union represented employees hired on or after January 1, 2006 do not participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. We have made contributions to trusts established to pay future benefits to eligible retirees and dependents (including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans). We use December 31 as the measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net periodic benefit cost is based on assumptions in effect at the end of the respective preceding year.

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

The net periodic benefit cost recognized each year included the following components:

(In millions)	Qualified Defined Benefit Pension Plans (a)			Retiree Medical and Life Insurance Plans
	2011	2010	2009	2011	2010	2009
Service cost	$974	$903	$870	$32	$36	$34
Interest cost	1,918	1,876	1,812	162	166	165
Expected return on plan assets	(2,033)	(2,027)	(2,028)	(140)	(129)	(106)
Recognized net actuarial losses	880	595	302	34	25	42
Amortization of prior service cost	82	83	80	(16)	(16)	(23)
Curtailment	—	12	—	—	—	—
Total net periodic benefit cost	$1,821	$1,442	$1,036	$72	$82	$112

(a)

Total net periodic benefit cost associated with our qualified defined benefit plans represents pension expense calculated in accordance with GAAP (FAS expense). We are required to calculate pension expense in accordance with both GAAP and CAS rules, each of which results in a different calculated amount of pension expense. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in net sales and cost of sales for products and services. We include the difference between FAS expense and CAS expense, referred to as the non-cash FAS/CAS pension adjustment ($922 million in 2011, $454 million in 2010, and $456 million in 2009), as a component of other unallocated corporate costs on our Statements of Earnings. The non-cash FAS/CAS pension adjustment effectively adjusts the amount of pension expense in the results of operations so that pension expense recorded on our Statements of Earnings is equal to FAS expense.

The following table provides a reconciliation of benefit obligations, plan assets, and unfunded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans:

(In millions)	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2011	2010	2011	2010

Change in benefit obligation
Beginning balance	$35,773	$32,817	$3,046	$2,938
Service cost	974	903	32	36
Interest cost	1,918	1,876	162	166
Benefits paid	(1,685)	(1,592)	(363)	(352)
Actuarial losses (gains)	3,632	2,032	(28)	105
Plan amendments	4	94	11	—
Divestitures/curtailments (a)	—	(357)	—	(10)
Medicare Part D subsidy	—	—	2	18
Participants’ contributions	—	—	161	145
Ending balance	$40,616	$35,773	$3,023	$3,046

Change in plan assets
Beginning balance at fair value	$25,345	$22,154	$1,833	$1,630
Actual return on plan assets	1,349	2,886	114	86
Benefits paid	(1,685)	(1,592)	(363)	(352)
Our contributions	2,285	2,240	—	311
Divestitures and other (a)	(2)	(343)	2	(5)
Medicare Part D subsidy	—	—	2	18
Participants’ contributions	—	—	161	145
Ending balance at fair value	$27,292	$25,345	$1,749	$1,833
Unfunded status of the plans	$(13,324)	$(10,428)	$(1,274)	$(1,213)

Amounts recognized in the Balance Sheets
Prepaid pension asset	$178	$179	$—	$—
Accrued postretirement benefit liabilities	(13,502)	(10,607)	(1,274)	(1,213)
Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	15,698	12,263	648	684
Prior service cost (credit)	377	455	(10)	(37)

(a)

Primarily reflects the transfer of assets and liabilities associated with the 2010 sale of EIG (Note 14). An expense of $109 million was recognized in connection with this settlement, which reduced the gain on sale.

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $35.7 billion and $31.4 billion at December 31, 2011 and 2010. Certain key information related to those plans where ABO was in excess of plan assets as of December 31, 2011 and 2010 is as follows:

(In millions)	2011	2010
Projected benefit obligation	$40,478	$35,640
Accumulated benefit obligation	35,516	31,291
Fair value of plan assets	26,976	25,033

We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2011 and 2010 were $907 million and $850 million, which also represent the plans’ unfunded status. We have set aside certain assets totaling $283 million and $338 million as of December 31, 2011 and 2010 in a Rabbi Trust which we expect to be used to pay obligations under our nonqualified defined benefit plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2011 and 2010 were $476 million and $447 million, and the unrecognized prior service costs were not material. The expense associated with these plans totaled $104 million in 2011, $85 million in 2010, and $76 million in 2009. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $107 million and $93 million as of December 31, 2011 and 2010. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position, or cash flows.

The amounts recognized in other comprehensive loss related to our postretirement benefit plans, net of tax, for the years ended December 31, 2011, 2010, and 2009 are shown in the following table, which also shows the amounts related to our postretirement benefit plans included in accumulated other comprehensive loss at the end of 2011 and expected to be recognized in net periodic benefit cost, net of tax, during 2012.

	Incurred but Not Yet Recognized in Net Periodic Benefit Cost			Recognition of Previously Deferred Amounts			Expected to be Recognized in Net Periodic Benefit Cost in 2012
(In millions)	2011	2010	2009	2011	2010	2009
	Gains (losses)			(Gains) losses			(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$(2,793)	$(763)	$298	$568	$464	$195	$721
Retiree medical and life insurance plans	1	(95)	77	22	17	27	21
Other plans	(56)	(63)	(110)	34	20	22	31
	(2,848)	(921)	265	624	501	244	773

	Credit (cost)			(Credit) cost			(Credit) cost
Prior service credit and cost
Qualified defined benefit pension plans	(3)	(61)	(45)	53	62	52	47
Retiree medical and life insurance plans	(7)	—	(6)	(11)	(10)	(15)	(8)
Other plans	—	(1)	—	—	—	—	—
	(10)	(62)	(51)	42	52	37	39
	$(2,858)	$(983)	$214	$666	$553	$281	$812

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at December 31 of each year, and to determine the net periodic benefit cost for each subsequent year, were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2011	2010	2009	2011	2010	2009
Discount rate	4.750%	5.500%	5.875%	4.500%	5.500%	5.875%
Expected long-term rate of return on assets	8.000%	8.500%	8.500%	8.000%	8.500%	8.500%
Rate of increase in future compensation levels	4.300%	4.400%	4.500%
Health care trend rate assumed for next year				9.500%	10.000%
Ultimate trend rate				5.000%	5.000%
Year that the ultimate trend rate is reached				2021	2021

The decrease in the discount rate from December 31, 2010 to December 31, 2011 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $3.8 billion at December 31, 2011. The decrease in the discount rate from December 31, 2009 to December 31, 2010 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $1.7 billion at December 31, 2010.

The assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point increase or decrease in assumed health care cost trend rates would result in a change in the postretirement benefit obligation of 4.4% and (3.8)% at December 31, 2011, and a change in the 2011 total service and interest cost of 4.8% and (3.7)%.

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

Plan Assets

Investment policies and strategies – Lockheed Martin Investment Management Company (LMIMCo), our wholly-owned subsidiary, has the fiduciary responsibility for making investment decisions related to the assets of our postretirement benefit plans. LMIMCo’s investment objectives for the assets of these plans are (1) to minimize the net present value of expected funding contributions; (2) to ensure there is a high probability that each plan meets or exceeds our actuarial long-term rate of return assumptions; and (3) to diversify assets to minimize the risk of large losses. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives.

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

LMIMCo’s investment policies require that asset allocations of postretirement benefit plans be maintained within the following approximate ranges:

Asset Class	Asset Allocation Ranges
Cash and cash equivalents	0 – 30%
Equity	10 – 55%
Fixed income	10 – 60%
Alternative investments:
Private equity funds	0 – 15%
Real estate funds	0 – 10%
Hedge funds	0 – 20%
Commodities	0 – 25%

Fair value measurements – The rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not included on our Balance Sheets. The following table presents the fair value of the assets of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy, which has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets, Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	Balance as of December 31, 2011				Balance as of December 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,886	$—	$—	$2,886	$1,726	$—	$—	$1,726
Equity (a):
U.S. equity securities	3,834	37	7	3,878	4,548	44	—	4,592
International equity securities	3,750	11	15	3,776	5,008	6	16	5,030
Commingled equity funds	1,016	1,127	—	2,143	1,287	1,056	—	2,343
Fixed income (a):
Corporate debt securities	—	946	98	1,044	—	1,351	63	1,414
U.S. Government securities	—	10,040	—	10,040	—	7,262	—	7,262
Other fixed income securities	—	508	45	553	—	584	47	631
Alternative investments:
Private equity funds	—	—	2,286	2,286	—	—	2,085	2,085
Real estate funds	—	—	278	278	—	—	164	164
Hedge funds	—	—	825	825	—	—	1,025	1,025
Commodities (a)	992	277	—	1,269	343	516	—	859
Total	$12,478	$12,946	$3,554	$28,978	$12,912	$10,819	$3,400	$27,131
Receivables, net				63				47
Total				$29,041				$27,178

(a)

Equity securities, fixed income securities, and commodities included derivative assets and liabilities whose fair values were not material as of December 31, 2011 and 2010. LMIMCo’s investment policies restrict the use of derivatives to either establish long exposures for purposes of expediency or capital efficiency, or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.

As of December 31, 2011 and 2010, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above.

The following table presents the changes during 2011 and 2010 in the fair value of plan assets categorized as Level 3 in the preceding table:

(In millions)	Private Equity Funds	Real Estate Funds	Hedge Funds	Other	Total
Balance at January 1, 2010	$1,730	$125	$750	$58	$2,663
Actual return on plan assets:
Realized gains, net	123	—	1	2	126
Unrealized gains, net	103	7	13	—	123
Purchases, sales, and settlements, net	129	32	261	65	487
Transfers into (out of) Level 3	—	—	—	1	1
Balance at December 31, 2010	$2,085	$164	$1,025	$126	$3,400
Actual return on plan assets:
Realized gains (losses), net	171	25	(4)	2	194
Unrealized gains (losses), net	7	22	(11)	(9)	9
Purchases, sales, and settlements, net	23	67	(183)	21	(72)
Transfers into (out of) Level 3	—	—	(2)	25	23
Balance at December 31, 2011	$2,286	$278	$825	$165	$3,554

Valuation techniques – Cash equivalents are mostly comprised of short-term money-market instruments and are valued at cost, which approximates fair value.

U.S. equity securities and international equity securities categorized as Level 1 are traded on active national and international exchanges and are valued at their closing prices on the last trading day of the year. For U.S. equity securities and international equity securities not traded on an active exchange, or if the closing price is not available, the trustee obtains indicative quotes from a pricing vendor, broker, or investment manager. These securities are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor or categorized as Level 3 if the custodian obtains uncorroborated quotes from a broker or investment manager.

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

Private equity funds, real estate funds, hedge funds, and fixed income securities categorized as Level 3 are valued based on valuation models that include significant unobservable inputs and cannot be corroborated using verifiable observable market data. Valuations for private equity funds and real estate funds are determined by the general partners, while hedge funds are valued by independent administrators. Depending on the nature of the assets, the general partners or independent administrators use both the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors.

Commodities categorized as Level 1 are traded on an active commodity exchange and are valued at their closing prices on the last trading day of the year. Commodities categorized as Level 2 represent shares in a commingled commodity fund valued using the NAV, which is corroborated by observable market data.

Contributions and Expected Benefit Payments

We generally determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and Internal Revenue Code rules. In 2011, we made contributions of $2.3 billion related to our qualified defined benefit pension plans. We plan to make contributions of approximately $1.1 billion related to the qualified defined benefit pension plans in 2012. We also may review options for further contributions in 2012. We expect to make required contributions of $112 million related to the retiree medical and life insurance plans in 2012.

The following table presents estimated future benefit payments, which reflect expected future employee service, as of December 31, 2011:

(In millions)	2012	2013	2014	2015	2016	2017 - 2021
Qualified defined benefit pension plans	$1,760	$1,830	$1,910	$1,990	$2,080	$12,120
Retiree medical and life insurance plans	240	250	260	260	270	1,240

Defined Contribution Plans

We maintain a number of defined contribution plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of our 401(k) plans, we match most employees’ eligible contributions at rates specified in the plan documents. Our contributions were $378 million in 2011, $379 million in 2010, and $364 million in 2009, the majority of which were funded in our common stock. Our defined contribution plans held approximately 52.1 million and 60.7 million shares of our common stock as of December 31, 2011 and 2010.

Note 11 – Stockholders’ Equity

At December 31, 2011, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 323 million shares of common stock issued and outstanding, 321 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in the Rabbi Trust. No preferred stock shares were issued and outstanding at December 31, 2011.

During 2011, 2010, and 2009, we repurchased 31.8 million, 33.0 million, and 24.9 million shares of our common stock for $2.4 billion, $2.5 billion, and $1.9 billion. We paid cash totaling $2.5 billion for share repurchases during 2011, which included $63 million for shares we repurchased in December 2010 but that were not paid for until January 2011. Our share repurchase program provides for the repurchase of our common stock from time-to-time. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. In 2011, our Board authorized an additional $3.5 billion for share repurchases, bringing the total authorized amount under the program to $6.5 billion. As of December 31, 2011, we had repurchased a total of 43.0 million shares under the program for $3.2 billion, and there remained $3.3 billion authorized for additional share repurchases.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the remainder of the purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $1.8 billion and $1.9 billion recorded as a reduction of retained earnings in 2011 and 2010.

Note 12 – Stock-Based Compensation

During 2011, 2010, and 2009, we recorded non-cash compensation cost related to stock options and restricted stock units totaling $157 million, $168 million, and $154 million, which is included on our Statements of Earnings in other unallocated corporate costs within cost of sales. The net impact to earnings for the respective years was $101 million, $109 million, and $99 million.

Stock-Based Compensation Plans

We had two stock-based compensation plans in place at December 31, 2011: the Lockheed Martin 2011 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we have the right to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock, or stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation. The Award Plan was approved by our stockholders at our April 28, 2011 annual meeting. Prior to stockholder approval of the Award Plan, equity awards were made to employees under the Amended and Restated 2003 Incentive Performance Award Plan (the Prior Plan). Awards made under the Prior Plan remain outstanding but no new awards may be made under the Prior Plan after April 28, 2011.

Under the Award Plan and the Prior Plan, the exercise price of options to purchase common stock may not be less than the fair market value of our stock on the date of grant. No award of stock options may become fully vested prior to the third anniversary of the grant, and no portion of a stock option grant may become vested in less than one year. The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control, or layoff. Neither the Award Plan nor the Prior Plan imposes any minimum vesting periods on other types of awards. The maximum term of a stock option or any other award is 10 years.

We generally recognize compensation cost for stock options for the entire award ratably over the three-year vesting period. For stock options granted prior to 2011 to active employees that are retirement eligible on the date of grant or become retirement eligible during the first year after grant, we recognize compensation expense ratably over a period of one year. For stock options granted prior to 2011 to active employees that become retirement eligible after the one-year anniversary of the grant but prior to the three-year anniversary of the grant, we recognize compensation expense ratably from the date of grant to the date on which the employee becomes retirement eligible. Beginning in 2011, stock option grants do not provide for accelerated vesting upon reaching retirement eligibility. We use the Black-Scholes option pricing model to estimate the fair value of stock options.

Restricted stock units (RSUs) granted under both the Award Plan and the Prior Plan are based on the fair market value of our common stock on the date of the award. We recognize the related compensation expense over the three-year vesting period. Employees who are granted RSUs receive the right to receive shares of stock after completion of the vesting period, however, the shares are not issued, and the employees cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest, generally three years from the date of the award. Dividend equivalents are paid in cash during the vesting period for RSUs granted prior to April 2010. Employees who are granted RSUs subsequent to April 2010, receive dividend-equivalent cash payments only upon vesting. For these RSU awards, the grant date fair value of our common stock is reduced to reflect the delay in payment of dividends.

Under the Directors Plan, directors receive approximately half of their annual compensation in the form of equity-based compensation. Each director may elect to receive his or her equity-based compensation in the form of stock units that track investment returns to changes in value of our common stock with dividends reinvested, options to purchase common stock, or a combination of the two. Under the Directors Plan, options to purchase common stock have an exercise price of 100% of the market value of the underlying stock on the date of grant. Stock options and stock units issued under the Directors Plan vest half on June 30 following the date of grant and half on December 31 following the date of grant, except in certain circumstances. The maximum term of a stock option is 10 years.

Our stockholders have approved the Award Plan, the Prior Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At December 31, 2011, inclusive of the shares reserved for outstanding stock options and RSUs, we had 40 million shares reserved for issuance under our stock option and award plans. At December 31, 2011, 11 million of the shares reserved for issuance remained available for grant under the plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs have been satisfied.

Summary of 2011 Activity

As of December 31, 2011, we had $181 million of unrecognized compensation cost related to nonvested stock options and RSUs. We expect that cost to be recognized over a weighted average period of 1.6 years. We received cash from the exercise of stock options totaling $116 million, $59 million, and $40 million during 2011, 2010, and 2009. In addition, we realized tax benefits of $56 million, $47 million, and $56 million from stock-based compensation activities during 2011, 2010, and 2009.

2011 Activity

Stock Options

The following table summarizes stock option activity during 2011:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2010	24,497	$75.90
Granted	2,540	79.60
Exercised	(2,257)	51.56
Terminated	(221)	83.77
Outstanding at December 31, 2011	24,559	78.45	5.7	$204.1
Vested and expected-to-vest at December 31, 2011	24,476	78.45	5.6	204.0
Vested at December 31, 2011	18,356	78.41	4.8	187.1

Stock options vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The following table pertains to stock options that were granted, vested, and exercised in 2011, 2010, and 2009:

(In millions, except for grant-date fair value of stock options)	2011	2010	2009

Weighted average grant-date fair value of stock options granted	$13.06	$14.05	$14.91
Aggregate fair value of all the stock options that vested	60	71	72
Aggregate intrinsic value of all of the stock options exercised	60	50	37

We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield is determined based on estimated dividend payments and changes to our stock price during the expected option life. We estimate volatility based on the historical volatility of our daily stock price over the past five years, which is commensurate with the expected life of the options. We base the average expected life on the contractual term of the stock option, historical trends in employee exercise activity, and post-vesting employment termination trends. We estimate forfeitures at the date of grant based on historical experience. The impact of forfeitures is not material.

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards during 2011, 2010, and 2009:

	2011	2010	2009

Risk-free interest rate	1.97%	2.49%	1.69%
Dividend yield	4.20%	3.40%	2.30%
Volatility factors	0.277	0.272	0.244
Expected option life	5 years	5 years	5 years

RSUs

The following table summarizes activity related to nonvested RSUs during 2011:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2010	3,756	$82.53
Granted	2,021	79.21
Vested	(1,122)	94.41
Terminated	(353)	77.81
Nonvested at December 31, 2011	4,302	$78.25

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

Legal Proceedings

On July 20, 2011, the City of Pontiac General Employees’ Retirement System filed a class action lawsuit against us and three of our executive officers (Robert J. Stevens, Chairman and Chief Executive Officer, Bruce L. Tanner, Executive Vice President and Chief Financial Officer, and Linda R. Gooden, Executive Vice President, IS&GS) in the U.S. District Court for the Southern District of New York. The complaint was filed on behalf of purchasers of our common stock from April 21, 2009 through July 21, 2009 and alleges that we violated certain sections of the federal securities laws by allegedly making statements, primarily about the then-expected performance of our IS&GS business segment, that contained either false statements of material facts or omitted material facts necessary to make the statements made not misleading, or engaged in other acts that operated as an alleged fraud upon class members who purchased our common stock during that period. The complaint further alleges that the statutory safe harbor provided for forward-looking statements does not apply to any of the allegedly false statements. The complaint does not allege a specific amount of monetary damages. We believe that the allegations are without merit and are defending against them.

Two additional actions were filed that repeat substantially the same allegations as those in the City of Pontiac General Employees’ Retirement System case (described above). On September 9, 2011, Joyce Cavanagh-Wood, filed a shareholder derivative action in the Circuit Court for Montgomery County, Maryland, naming Mr. Stevens, Mr. Tanner, and each of the current directors of Lockheed Martin as well as the individuals who were Lockheed Martin directors at the time of the activities alleged in the complaint. The two actions allege breach of fiduciary duty, mismanagement, unjust enrichment, abuse of control, and waste of corporate assets relating to substantially the same allegations as the City of Pontiac General Employees’ Retirement System case. Similarly, on October 11, 2011, Renee Smith, individually and on behalf of others, filed a shareholder derivative action in the U.S. District Court for the Southern District of New York, naming the same defendants (excluding Rosalind Brewer) and making substantially the same allegations. We believe that the allegations are without merit and are defending against them.

On April 24, 2009, we filed a declaratory judgment action against the N.Y. Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of N.Y. to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract, and subsequently terminated the contract for alleged default. The MTA is seeking monetary damages and other relief under the contract, including the cost to complete the contract and potential re-procurement costs. The contract had a total value of $323 million, of which $241 million was paid to us. We dispute the MTA’s allegations and are defending against them.

On September 11, 2006, we and Lockheed Martin Investment Management Company (LMIMCo), a subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a class of purportedly similarly situated participants and beneficiaries in two of our 401(k) plans. Plaintiffs allege that we or LMIMCo caused our plans to pay expenses that were higher than reasonable by, among other actions, permitting service providers of the plans to engage in revenue sharing, paying investment management fees for the company stock funds, and causing the company stock funds to hold cash for liquidity, thus reducing the return on those funds. The plaintiffs also allege that we failed to disclose information appropriately relating to the fees associated with managing the plans. In August 2008, plaintiffs filed an amended complaint, adding allegations that we breached fiduciary duties under ERISA by providing inadequate disclosures with respect to the Stable Value Fund offered under our 401(k) plans. The complaint does not allege a specific calculation of damages, and we cannot reasonably estimate the possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them. On March 31, 2009, the Judge dismissed a number of the plaintiffs’ claims, leaving three claims for trial, specifically the plaintiffs' claims involving the company stock funds, the Stable Value Fund, and overall fees. The Court also granted class certification on two of the plaintiffs’ claims. We appealed the class certification. On March 15, 2011, the U.S. Court of Appeals for the Seventh Circuit vacated the Court’s class certification. The case has been remanded to the District Court.

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

We resolved or reached an agreement in principle to resolve three previously disclosed matters without a material effect to the Corporation’s financial statements. These matters were:

•

United States ex rel. Becker and Spencer v. Lockheed Martin Corporation, et al., which was filed in the U.S. District Court for the Northern District of Texas and alleged that a subcontractor submitted invalid invoices under the False Claims Act.

•	An arbitration proceeding with the U.K. Ministry of Defence related to the “Soothsayer” contract for electronic warfare equipment.

•

The litigation we have been in with certain residents of Redlands, California, since 1997 before the California Superior Court for San Bernardino County regarding alleged contribution to regional groundwater contamination.

The United States ex rel. Becker and Spencer and the Redlands matters remain pending, but we expect that they will be resolved definitively in the near term.

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination, disposal of hazardous waste, and other environmental matters at several of our current or former facilities, or at third-party sites where we have been designated as a potentially responsible party (PRP). A substantial portion of environmental costs will be included in our net sales and cost of sales in future periods pursuant to U.S. Government regulations. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, and our history of receiving reimbursement of such costs. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to be unallowable for pricing under U.S. Government contracts, in our cost of sales at the time the liability is established.

At December 31, 2011 and 2010, the aggregate amount of liabilities recorded relative to environmental matters was $932 million and $935 million, of which $814 million and $807 million is recorded in other liabilities on the Balance Sheets at December 31, 2011 and 2010, with the remainder recorded in other current liabilities. We have recorded receivables totaling $808 million and $810 million at December 31, 2011 and 2010, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $706 million and $699 million are recorded in other assets on the Balance Sheets at December 31, 2011 and 2010, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately twenty years.

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

We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. We record a liability when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

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

Both the U.S. Environmental Protection Agency and the California Office of Environmental Health Hazard Assessment announced plans in January 2011 to regulate two chemicals, perchlorate and hexavalent chromium, to levels in drinking water that are expected to be substantially lower than the existing public health goals or standards established in California. The rulemaking processes are lengthy ones and may take one or more years to complete. If a substantially lower standard is adopted, we would expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

We are conducting remediation activities, including under various consent decrees and orders, relating to soil, groundwater, sediment, or surface water contamination at certain sites of former or current operations. Under an agreement related to our Burbank and Glendale, California, sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Operating Leases

We rent certain equipment and facilities under operating leases. Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements. Our total rental expense under operating leases was $347 million, $399 million, and $370 million for 2011, 2010, and 2009. Future minimum lease commitments at December 31, 2011 for all operating leases that have a remaining term of more than one year were $1.0 billion ($264 million in 2012, $200 million in 2013, $139 million in 2014, $97 million in 2015, $71 million in 2016 and $246 million in later years).

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We have total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $3.9 billion and $4.2 billion at December 31, 2011 and 2010. Of these amounts, $907 million and $1.0 billion relate to third-party guarantees.

Approximately 85% of the $907 million and $1.0 billion in third-party guarantees outstanding at December 31, 2011 and 2010 related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. We evaluate the reputation, technical capabilities, and credit quality of potential joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through December 31, 2011, and that it will not be necessary to make payments under the guarantees.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $352 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for certain financial support arrangements (e.g., letters of credit or surety bonds provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2011, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing as income ratably over 10 years. This yearly amortization and our share of ULA‘s net earnings are reported as equity in net earnings (losses) of equity investees in other income, net on our Statements of Earnings. Our investment in ULA totaled $574 million and $513 million at December 31, 2011 and 2010.

Note 14 – Acquisitions and Divestitures

Acquisitions

We used $649 million in 2011 for acquisition activities including the acquisition of QTC, which provides outsourced medical evaluation services to the U.S. Government, and Sim-Industries B.V., a commercial aviation simulation company. QTC has been included within our IS&GS business segment, and Sim-Industries B.V. has been included within our Electronic Systems business segment. Both acquisitions occurred in the fourth quarter of 2011. We have accounted for the acquisition of businesses under the acquisition method, which required us to measure all of the assets acquired and liabilities assumed at their acquisition-date fair values. Purchase allocations related to these acquisitions resulted in recording goodwill aggregating $547 million, including $113 million that will be amortized for tax purposes, and $133 million of other intangible assets, primarily relating to the value of customer relationships and trade names we acquired.

Divestitures

During the third quarter of 2011, we committed to a plan to sell Savi Technology, Inc. (Savi), a logistics business within our Electronic Systems business segment, within one year. The operating results of Savi are included in discontinued operations on our Statements of Earnings for all periods presented. The assets and liabilities of Savi have not been classified as held for sale on our 2011 Balance Sheet, as the amounts are not material.

In April 2011, we closed on the sale of PAE, a business within our IS&GS business segment, for cash and the beneficial interest in certain receivables. PAE’s operating results are included in discontinued operations on our Statements of Earnings for 2009, 2010, and 2011 through the date of sale, and its assets and liabilities are classified as held for sale on our 2010 Balance Sheet.

As a result of our decision to sell PAE and Savi, we were required to record deferred tax assets to reflect the tax benefit that we expected to realize on the sale of those businesses because our tax basis was higher than our book basis. Accordingly, we recorded a $15 million deferred tax asset in 2011 and a $182 million deferred tax asset in 2010 related to PAE. We also recorded a net benefit of $40 million in 2011 related to the decision to sell Savi, the principal driver of which is the recognition of a deferred tax asset. We also recorded a $109 million impairment charge related to PAE in 2010. The impairment charge, which was determined using a Level 3 valuation that was based on inputs and analysis used to estimate the expected net proceeds from the sale transaction, reduced the carrying value of PAE to equal the expected net proceeds from the transaction. These amounts are included in “Other adjustments” in the table below, which also includes other charges associated with Savi and the sale of PAE that were incurred in 2011.

In November 2010, we closed on the sale of EIG, a business within our IS&GS business segment, for $815 million and recognized a gain, net of tax, of $184 million ($.50 per share) in 2010, which is included in discontinued operations. We received proceeds, net of $17 million in transaction costs, of $798 million related to the sale, which are included in investing activities on our 2010 Statement of Cash Flows. We made a $260 million tax payment related to the sale which is included in operating activities on our 2010 Statement of Cash Flows. EIG’s operating results are included in discontinued operations on our Statements of Earnings for 2009 and 2010 through the date of sale. Additional amounts related to the completion of certain post-closing items, such as working capital adjustments, may be recorded in discontinued operations in periods subsequent to the sale date.

In the following table, we have combined the results of operations of PAE, EIG, and Savi, as the amounts for the individual businesses are not material. Summary financial information related to discontinued operations is as follows:

(In millions)	2011	2010	2009
Net sales	$193	$1,177	$1,279
Earnings (loss) before income taxes	(40)	17	24

Earnings (loss) after income taxes	(28)	7	6
Gain on sale of EIG, after income taxes	—	184	—
Other adjustments	16	73	—
Net earnings (loss) from discontinued operations	$(12)	$264	$6

The major classes of assets and liabilities related to PAE and classified as held for sale on our December 31, 2010 Balance Sheet consisted of the following: receivables, net of $253 million, goodwill and other assets of $143 million, accounts payable and accrued expenses of $125 million, and other liabilities of $79 million.

Note 15 – Fair Value Measurements

Our assets and liabilities that are measured and recorded at fair value on our Balance Sheets on a recurring basis consist of our short-term investments, investments held in a Rabbi Trust (Note 1), and derivative assets and liabilities. The following table presents these assets and liabilities and their level within the fair value hierarchy:

	December 31, 2011			December 31, 2010
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities (a)	$91	$91	$—	$86	$86	$—
Mutual funds (a)	380	380	—	450	450	—
U.S. Government securities (b)	211	—	211	719	—	719
Other securities (b)	102	—	102	104	—	104
Derivative assets (c)	43	—	43	26	—	26
Liabilities
Derivative liabilities (c)	26	—	26	33	—	33

(a)	Equity securities and interests in mutual funds are valued using quoted market prices.
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

Our cash equivalents include highly liquid instruments with original maturities of 90 days or less. Due to the short maturity of these instruments, the carrying amount on our Balance Sheets approximates fair value. Our accounts receivable and accounts payable are carried at cost, which approximates fair value. The estimated fair values of our long-term debt instruments at December 31, 2011 and 2010, aggregated approximately $7.8 billion and $6.2 billion, compared with a carrying amount of approximately $7.0 billion and $5.5 billion, which excludes $506 million and $505 million of unamortized discounts. The fair values were estimated based on quoted market prices of debt with terms and due dates similar to our long-term debt instruments.

Note 16 – Summary of Quarterly Information (Unaudited)

	2011 Quarters
(In millions, except per share data)	First (a)	Second (a)	Third	Fourth
Net sales (b)	$10,626	$11,543	$12,119	$12,211
Operating profit	864	993	1,041	1,082
Net earnings from continuing operations (c)	556	748	665	698
Net earnings (loss) from discontinued operations (d)	(26)	(6)	35	(15)
Net earnings	530	742	700	683
Basic earnings per share (e)	1.52	2.16	2.12	2.12
Diluted earnings per share (e)	1.50	2.14	2.10	2.09

	2010 Quarters
(In millions, except per share data)	First (a)	Second (a)	Third	Fourth
Net sales (b)	$10,308	$11,259	$11,343	$12,761
Operating profit	938	1,119	877	1,115
Net earnings from continuing operations (c)	519	717	557	821
Net earnings from discontinued operations (d)	14	107	3	140
Net earnings	533	824	560	961
Basic earnings per share (e)	1.43	2.24	1.56	2.70
Diluted earnings per share (e)	1.41	2.22	1.54	2.67

(a)

Net sales, operating profit, and net earnings (loss) from continuing and discontinued operations varies from the amounts previously reported on Forms 10-Q as a result of Savi being classified as discontinued operations in the third quarter of 2011.

(b)

The decrease in net sales from the fourth quarter of 2010 to the fourth quarter of 2011 is primarily due to declines in net sales at our Electronic Systems, IS&GS, and Space Systems business segments. The decline at Electronic Systems was primarily due to fewer deliveries on tactical missile programs and net declines in volume on various other programs. The decline at IS&GS was primarily due to lower volume due to the absence of the Decennial Response Integration System (DRIS) program that supported the 2010 U.S. census and a decline in activities on the Airborne Maritime Fixed Station Joint Tactical Radio System (JTRS). The decline at Space Systems was primarily due to decreased volume related to satellite activities.

(c)

The second quarter of 2011 included a reduction in income tax expense of $89 million due to the resolution of certain tax matters (Note 8) and a charge of $97 million ($63 million after tax) related to severance actions (Note 2). The fourth quarter of 2011 included an increase of $107 million ($66 million after tax) in the non-cash FAS/CAS pension expense adjustment and a decrease in R&D tax credits of $36 million, each as compared to the fourth quarter of 2010, and included a premium of $46 million ($28 million after tax) on the early extinguishments of debt. The first quarter of 2010 included an increase in income tax expense of $96 million resulting from legislation that eliminated the tax deduction for benefit costs reimbursed under Medicare Part D (Note 8). The third quarter of 2010 included a charge of $178 million ($116 million after tax) related to the VESP (Note 2). The fourth quarter of 2010 included a charge of $42 million ($27 million after tax) related to facilities consolidation within our Electronic Systems business segment (Note 2).

(d)

The third quarter of 2011 included a tax benefit of $66 million related to Savi and the second quarter of 2010 included a tax benefit of $96 million related to PAE, both of which were recorded when the decision was made to dispose of each business. The fourth quarter of 2010 included a gain of $184 million from the sale of EIG. See Note 14 for further information related to these items.

(e)

The sum of the quarterly earnings per share amounts do not equal the earnings per share amount included on our Statements of Earnings, primarily due to the timing of our share repurchases during 2011 and 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2011.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.

(c) Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Lockheed Martin Corporation and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2012

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2012 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors — Committees” and “Committees of the Board of Directors — Audit Committee Report” in the 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

We have had a written code of ethics in place since our formation in 1995. Setting the Standard, our Code of Ethics and Business Conduct, applies to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to members of our Board of Directors. A copy of our Code of Ethics and Business Conduct is available on our investor relations website: www.lockheedmartin.com/investor. Printed copies of our Code of Ethics and Business Conduct may be obtained, without charge, by contacting Investor Relations, Lockheed Martin Corporation, 6801 Rockledge Drive, Bethesda, Maryland 20817. We are required to disclose any change to, or waiver from, our Code of Ethics and Business Conduct for our Chief Executive Officer and senior financial officers. We use our website to disseminate this disclosure as permitted by applicable SEC rules. In 2011, we revised our Code of Ethics and Business Conduct and posted it on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Directors’ Compensation” in the 2012 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the 2012 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1) (2)	29,276,874	$78.45	10,783,023
Equity compensation plans not approved by security holders (3)	1,610,974	—	2,561,892
Total (1) (2) (3)	30,887,848	$78.45	13,344,915

(1)

As of December 31, 2011, there were 10,214,254 shares available for grant under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (“IPA Plan”) as options, stock appreciation rights (“SARs”), Restricted Stock Awards (“RSAs”), or Restricted Stock Units (“RSUs”); there are no restrictions on the number of the available shares that may be issued in respect of SARs or stock units. As of December 31, 2011, 110,000 shares have been granted as restricted stock under the IPA Plan. Of the 10,214,254 shares available for grant on December 31, 2011, 3,390,348 and 1,987,114 shares are issuable pursuant to grants on January 30, 2012, of options and RSUs, respectively. Amounts in column (c) of the table also include 568,769 shares that may be issued under the Lockheed Martin Corporation 2009 Directors Equity Plan (“Directors Equity Plan”), and 1,320 shares that may be issued under the Lockheed Martin Corporation Directors’ Deferred Stock Plan (“Directors’ Deferred Stock Plan”), a plan that was approved by the stockholders in 1995; effective May 1, 1999, no additional shares may be awarded under the Directors’ Deferred Stock Plan. For RSUs, shares are issued once the restricted period ends and the shares are no longer forfeitable.

(2)

At December 31, 2011, a total of 39,149 shares of Lockheed Martin common stock were issuable upon the exercise of the options assumed by the Corporation in connection with the COMSAT Corporation acquisition. The weighted average exercise price of those outstanding options was $26.15 per share.

(3)

The shares represent Management Incentive Compensation Plan (“MICP”) bonuses and Long-Term Incentive Performance (“LTIP”) payments earned and voluntarily deferred by employees. The deferred amounts are payable to them under the Deferred Management Incentive Compensation Plan (“DMICP”). Deferred amounts are credited as phantom stock units at the closing price of our stock on the date the deferral is effective. Amounts equal to our dividend are credited as stock units at the time we pay a dividend. Following termination of employment, a number of shares of stock equal to the number of stock units credited to the employee’s DMICP account are distributed to the employee. There is no discount or value transfer on the stock distributed. Distributions may be made from newly issued shares or shares purchased on the open market. Historically, all distributions have come from shares held in a Rabbi Trust, which are included in the 323,367,990 common shares in the following table and therefore do not further dilute our common shares outstanding (see Note 11 to our consolidated financial statements contained in our Form 10-K). As a result, the phantom stock units also were not considered in calculating the total weighted average exercise price in the table. Using this approach and data as of December 31, 2011, we calculated a dilution level of 11% based on common shares outstanding as follows:

Description of Dilutive Shares Available for Grant	December 31, 2011
Equity compensation plans approved by security holders:
Outstanding option and RSU awards	29,276,874
Securities remaining available for future issuance	10,783,023

Total shares available	40,059,897

Common shares outstanding	323,367,990

Fully diluted shares outstanding	363,427,887

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is included under the caption “Proposal 2 — Ratification of Appointment of Independent Auditors” in the 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K.

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to the above-referenced financial statements and their report on internal control over financial reporting appear on pages 50 and 84 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

(2)	List of financial statement schedules filed as part of this Form 10-K.

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

(3)	Exhibits.

3.1	Charter of Lockheed Martin Corporation, as amended by Articles of Amendment dated April 23, 2009 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.2	Bylaws of Lockheed Martin Corporation, as amended and restated effective January 26, 2012 (incorporated by reference to Exhibit 3.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 31, 2012).

4.1	Indenture, dated May 16, 1996, among Lockheed Martin Corporation, Lockheed Martin Tactical Systems, Inc. and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4.A to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 1996).

4.2	Indenture, dated as of August 30, 2006, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2006).

4.3	Indenture, dated as of March 11, 2008, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2008).

4.4	Indenture, dated as of May 25, 2010, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2010).

4.5	Indenture, dated as of September 6, 2011, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 7, 2011).

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

10.1	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Martin Marietta Corporation Postretirement Death Benefit Plan for Senior Executives, as amended January 1, 1995 (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995), and as further amended September 26, 1996 (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.5	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended March 25, 1993 (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995).

10.6	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No.# 033-57645) filed with the SEC on February 9, 1995).

10.7	Lockheed Martin Supplementary Pension Plan for Employees of Transferred GE Operations, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.8	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.9	Lockheed Martin Corporation Supplemental Savings Plan, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.10	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10 (dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Lockheed Martin Corporation Postretirement Death Benefit Plan for Elected Officers, as amended June 28, 2007 (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.12	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Lockheed Martin Corporation Directors Equity Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.14	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended.

10.15	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s current Report on Form 8-K filed with the SEC on February 3, 2011).

10.16	Deferred Management Incentive Compensation Plan of Lockheed Corporation and its, subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.17	Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	Five-Year Credit Agreement, dated as of August 26, 2011, among Lockheed Martin Corporation and the banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.19	Lockheed Martin Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10.20 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.20	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.21	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended (incorporated by reference to Exhibit 10.22 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.22	Lockheed Martin Corporation Severance Benefit Plan For Certain Management Employees, as amended (incorporated by reference to Exhibit 10.23 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.23	Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to Lockheed Martin Corporation’s Definitive Proxy Statement on schedule 14A filed with the SEC on March 14, 2008).

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.25	Lockheed Martin Corporation Special Termination Plan for Certain Management Employees (incorporated by reference to Exhibit 10 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010).

10.26	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.27	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28	Form of Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2006-2008 performance periods) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.4 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.29	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2007-2009 Performance Period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.30 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.30	Forms of Long-Term Incentive Performance Award Agreements (2008-2010 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.31	Forms of Long-Term Incentive Performance Award Agreements (2009-2011 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.32 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.32	Forms of Long-Term Incentive Performance Award Agreements (2010-2012 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.33	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.2 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

10.34	Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.3 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

10.35	LTIP award agreement forms as approved on February 24, 2011 (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 25, 2011).

10.36	Amendment to Stock Option Award Agreement (Grant Date: January 31, 2011) (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011).

10.37	Post-Retirement Consulting Agreement (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011).

10.38	Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Appendix A to Lockheed Martin Corporation’s Definitive Proxy Statement on schedule 14A filed with the SEC on March 11, 2011).

10.39.	Forms of Long-Term Incentive Performance Award Agreements (2012-2014 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan.

10.40	Retirement Transition Agreement and Consulting Agreement with Ralph D. Heath, dated January 26, 2012.

12	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Robert J. Stevens.

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.1 through 10.17 and 10.21 through 10.40 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Chief Accounting Officer)

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Stevens ROBERT J. STEVENS	Chairman, Chief Executive Officer, and Director	February 23, 2012
/s/ Christopher E. Kubasik CHRISTOPHER E. KUBASIK	President and Chief Operating Officer	February 23, 2012
/s/ Bruce L. Tanner BRUCE L. TANNER	Executive Vice President and Chief Financial Officer	February 23, 2012
/s/ Christopher J. Gregoire CHRISTOPHER J. GREGOIRE	Vice President and Controller (Chief Accounting Officer)	February 23, 2012
/s/ Nolan D. Archibald* NOLAN D. ARCHIBALD	Director	February 23, 2012
/s/ Rosalind G. Brewer* ROSALIND G. BREWER	Director	February 23, 2012
/s/ David B. Burritt* DAVID B. BURRITT	Director	February 23, 2012
/s/ James O. Ellis Jr.* JAMES O. ELLIS JR.	Director	February 23, 2012
/s/ Thomas J. Falk* THOMAS J. FALK	Director	February 23, 2012
/s/ Gwendolyn S. King* GWENDOLYN S. KING	Director	February 23, 2012
/s/ James M. Loy* JAMES M. LOY	Director	February 23, 2012
/s/ Douglas H. McCorkindale* DOUGLAS H. MCCORKINDALE	Director	February 23, 2012
/s/ Joseph W. Ralston* JOSEPH W. RALSTON	Director	February 23, 2012
/s/ Anne Stevens* ANNE STEVENS	Director	February 23, 2012

*By:	/s/ Maryanne R. Lavan	February 23, 2012
(MARYANNE R. LAVAN, Attorney-in-fact**)

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.