Form 10-Q
period 2012-03-25
LOCKHEED MARTIN CORP
filed 2012-04-26
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2012

Commission File Number: 1-11437

LOCKHEED MARTIN CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1893632
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6801 Rockledge Drive, Bethesda, Maryland	20817
(Address of principal executive offices)	(Zip Code)

(301) 897-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒  Accelerated Filer ☐  Non–Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 25, 2012
Common stock, $1 par value per share	324,636,773

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended March 25, 2012

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended
	March 25, 2012	March 27, 2011

Net sales
Products	$9,148	$8,500
Services	2,145	2,126
Total net sales	11,293	10,626

Cost of sales
Products	(8,080)	(7,587)
Services	(1,917)	(1,926)
Unallocated corporate costs	(322)	(299)
Total cost of sales	(10,319)	(9,812)

Gross profit	974	814
Other income, net	35	50
Operating profit	1,009	864

Interest expense	(96)	(85)
Other non-operating income, net	35	19

Earnings from continuing operations before income taxes	948	798
Income tax expense	(283)	(242)
Net earnings from continuing operations	665	556
Net earnings (loss) from discontinued operations	3	(26)

Net earnings	$668	$530

Earnings (loss) per common share
Basic
Continuing operations	$2.05	$1.59
Discontinued operations	.01	(.07)
Basic earnings per common share	$2.06	$1.52
Diluted
Continuing operations	$2.02	$1.57
Discontinued operations	.01	(.07)
Diluted earnings per common share	$2.03	$1.50

Cash dividends paid per common share	$1.00	$.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended
	March 25, 2012	March 27, 2011
Net earnings	$668	$530
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	203	165
Other, net	24	17
Other comprehensive income, net of tax	227	182
Comprehensive income	$895	$712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	March 25, 2012	December 31, 2011
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$ 3,518	$ 3,582
Receivables, net	6,720	6,064
Inventories, net	2,380	2,481
Deferred income taxes	1,332	1,339
Other current assets	611	628
Total current assets	14,561	14,094

Property, plant, and equipment, net	4,530	4,611
Goodwill	10,170	10,148
Deferred income taxes	4,290	4,388
Other noncurrent assets	4,789	4,667
Total assets	$38,340	$37,908

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 2,384	$ 2,269
Customer advances and amounts in excess of costs incurred	6,148	6,399
Salaries, benefits, and payroll taxes	1,624	1,664
Other current liabilities	2,055	1,798
Total current liabilities	12,211	12,130

Long-term debt, net	6,472	6,460
Accrued pension liabilities	13,190	13,502
Other postretirement benefit liabilities	1,281	1,274
Other noncurrent liabilities	3,613	3,541
Total liabilities	36,767	36,907

Stockholders’ equity
Common stock, $1 par value per share	322	321
Additional paid-in capital	4	--
Retained earnings	12,277	11,937
Accumulated other comprehensive loss	(11,030)	(11,257)
Total stockholders’ equity	1,573	1,001
Total liabilities and stockholders’ equity	$38,340	$37,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Quarters Ended
	March 25, 2012	March 27, 2011
Operating activities
Net earnings	$ 668	$ 530
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	231	246
Stock-based compensation	41	39
Changes in operating assets and liabilities:
Receivables, net	(654)	(900)
Inventories, net	104	93
Accounts payable	116	745
Customer advances and amounts in excess of costs incurred	(251)	(42)
Postretirement benefit plans	(8)	473
Income taxes	111	486
Other, net	100	49
Net cash provided by operating activities	458	1,719
Investing activities
Capital expenditures	(131)	(130)
Other, net	(18)	32
Net cash used for investing activities	(149)	(98)
Financing activities
Repurchases of common stock	(242)	(314)
Dividends paid	(327)	(266)
Issuances of common stock	159	43
Other, net	37	12
Net cash used for financing activities	(373)	(525)
Net change in cash and cash equivalents	(64)	1,096
Cash and cash equivalents at beginning of period	3,582	2,261
Cash and cash equivalents at end of period	$3,518	$3,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	$346	$ --	$12,161	$ (9,010)	$3,497
Net earnings	--	--	530	--	530
Other comprehensive income, net of tax	--	--	--	182	182
Repurchases of common stock	(4)	(126)	(151)	--	(281)
Dividends declared	--	--	(266)	--	(266)
Stock-based awards and ESOP activity	3	126	--	--	129
Balance at March 27, 2011	$345	$ --	$12,274	$ (8,828)	$3,791

Balance at December 31, 2011	$321	$ --	$11,937	$(11,257)	$1,001
Net earnings	--	--	668	--	668
Other comprehensive income, net of tax	--	--	--	227	227
Repurchases of common stock	(3)	(239)	--	--	(242)
Dividends declared	--	--	(328)	--	(328)
Stock-based awards and ESOP activity	4	243	--	--	247
Balance at March 25, 2012	$322	$ 4	$12,277	$(11,030)	$1,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. We followed the accounting policies used and disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) filed with the U.S. Securities and Exchange Commission.

In the opinion of management, the interim financial information in this Form 10-Q reflects all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the interim periods presented. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The consolidated financial statements include the accounts of subsidiaries we control and other entities for which we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. We have reclassified certain amounts in prior periods to conform to the current year presentation.

We close our books and records on the Sunday prior to the end of the calendar quarter to align our financial closing with our business processes. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal years end on December 31.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis from continuing operations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Form 10-K.

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Weighted average common shares outstanding for basic computations	324.1	348.5
Weighted average dilutive effect of stock options and restricted stock units	4.5	4.1
Weighted average common shares outstanding for diluted computations	328.6	352.6

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed exercise of stock options and vesting of restricted stock units based on the treasury stock method.

The computation of diluted earnings per common share for the quarters ended March 25, 2012 and March 27, 2011 excluded 9.6 million and 17.0 million stock options because their inclusion would have been anti-dilutive.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 3 – BUSINESS SEGMENT INFORMATION

We operate in four business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to our third-party contracts.

Operating profit of our business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance; gains or losses from divestitures; the effects of legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated corporate expense, net” between operating profit from our business segments and our consolidated operating profit.

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

The operating results in the following table exclude businesses included in discontinued operations (Note 8, under the caption “Discontinued Operations”) for all periods presented. During the quarter ended December 31, 2011, we realigned an immaterial supply chain services business from our Aeronautics business segment to our Electronic Systems business segment. The realignment had no effect on our consolidated results of operations, financial position, or cash flows. The financial information in the following table has been reclassified to reflect this realignment.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

Summary operating results for each of our business segments was as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Net sales
Aeronautics	$ 3,706	$ 3,152
Electronic Systems	3,609	3,482
Information Systems & Global Solutions	2,090	2,149
Space Systems	1,888	1,843
Total net sales	$11,293	$10,626

Operating profit
Aeronautics	$ 385	$ 328
Electronic Systems	541	432
Information Systems & Global Solutions	188	194
Space Systems	226	217
Total business segment operating profit	1,340	1,171
Unallocated corporate expense, net	(331)	(307)
Total consolidated operating profit	$ 1,009	$ 864

Intersegment sales
Aeronautics	$ 39	$ 37
Electronic Systems	267	249
Information Systems & Global Solutions	208	195
Space Systems	26	25
Total intersegment sales	$ 540	$ 506
Total assets for each of our business segments was as follows (in millions):
	March 25, 2012	December 31, 2011
Assets
Aeronautics	$ 5,852	$ 5,752
Electronic Systems	10,726	10,480
Information Systems & Global Solutions	5,838	5,838
Space Systems	3,291	3,121
Total business segment assets	25,707	25,191
Corporate assets (a)	12,633	12,717
Total assets	$38,340	$37,908

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a Rabbi Trust.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, stealth fighter. F-35 program related net sales represented approximately 14% and 13% of our total consolidated net sales during the quarters ended March 25, 2012 and March 27, 2011.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 4 – INVENTORIES, NET

Inventories consisted of the following (in millions):

	March 25, 2012	December 31, 2011
Work-in-process, primarily related to long-term contracts and programs in progress	$6,574	$7,129
Less: customer advances and progress payments	(5,131)	(5,425)
	1,443	1,704
Other inventories	937	777
Total inventories, net	$2,380	$2,481

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The components of our net periodic benefit costs for our qualified defined benefit and retiree medical and life insurance plans were as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Qualified defined benefit pension plans
Service cost	$264	$243
Interest cost	471	480
Expected return on plan assets	(547)	(508)
Recognized net actuarial losses	279	220
Amortization of prior service cost	18	20
Total net pension expense	$485	$455
Retiree medical and life insurance plans
Service cost	$ 7	$ 8
Interest cost	33	41
Expected return on plan assets	(33)	(35)
Recognized net actuarial losses	8	8
Amortization of prior service credit	(3)	(4)
Total net postretirement expense	$ 12	$ 18

The recognized net actuarial losses and the amortization of prior service cost (credit) in the table above, as well as these costs related to our other postretirement benefit plans, reflect amounts that were recorded as a component of net periodic benefit cost for the period and are no longer included in accumulated other comprehensive loss as of the end of the period. These amounts totaling $203 million and $165 million, net of tax expense of $111 million and $90 million, are recorded on our Statements of Comprehensive Income as an increase to comprehensive income for the quarters ended March 25, 2012 and March 27, 2011.

We generally determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). We made $505 million in contributions to our qualified defined benefit pension plans during the quarter ended March 25, 2012. Additionally, we made contributions of $607 million early in the second quarter of 2012, which completes our anticipated funding of $1.1 billion for 2012. Consistent with prior years, we may review options for further contributions in the remainder of the year. We expect to make contributions of approximately $110 million related to the retiree medical and life insurance plans in 2012. There were no contributions to these plans during the quarter ended March 25, 2012.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

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

Two additional actions were filed that repeat substantially the same allegations as those in the City of Pontiac General Employees’ Retirement System case (described above). On September 9, 2011, Joyce Cavanagh-Wood, filed a shareholder derivative action in the Circuit Court for Montgomery County, Maryland, naming Mr. Stevens, Mr. Tanner, and each of the current directors of Lockheed Martin as well as the individuals who were Lockheed Martin directors at the time of the activities alleged in the complaint. The two actions allege breach of fiduciary duty, mismanagement, unjust enrichment, abuse of control, and waste of corporate assets relating to substantially the same allegations as the City of Pontiac General Employees’ Retirement System case. Similarly, on October 11, 2011, Renee Smith, individually and on behalf of others, filed a shareholder derivative action in the U.S. District Court for the Southern District of New York, naming the same defendants (excluding Rosalind Brewer) and making substantially the same allegations. We believe that the allegations are without merit and are defending against them. On April 6, 2012, the plaintiff in the Cavanagh-Wood derivative suit dismissed her complaint without prejudice.

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

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

On September 11, 2006, we and Lockheed Martin Investment Management Company (LMIMCo), a subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a class of purportedly similarly situated participants and beneficiaries in two of our 401(k) plans. Plaintiffs allege that we or LMIMCo caused our plans to pay expenses that were higher than reasonable by, among other actions, permitting service providers of the plans to engage in revenue sharing, paying investment management fees for the company stock funds, and causing the company stock funds to hold cash for liquidity, thus reducing the return on those funds. Plaintiffs also allege that we failed to disclose information appropriately relating to the fees associated with managing the plans. In August 2008, plaintiffs filed an amended complaint, adding allegations that we breached fiduciary duties under ERISA by providing inadequate disclosures with respect to the Stable Value Fund offered under our 401(k) plans. On March 31, 2009, the Judge dismissed a number of plaintiffs’ claims, leaving three claims for trial, specifically plaintiffs’ claims involving the company stock funds, the Stable Value Fund, and overall fees. The Court also granted class certification on two of plaintiffs’ claims. We appealed the class certification. On March 15, 2011, the U.S. Court of Appeals for the Seventh Circuit vacated the District Court’s class certification order and remanded the case to the District Court. The complaint does not allege a specific calculation of damages, and we reasonably cannot estimate the possible loss, or range of loss, which could be incurred if plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the qui tam provisions of the Civil False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. DOJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing, and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages, and we reasonably cannot estimate the possible loss, or range of loss, which could be incurred if the plaintiff were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

We reached an agreement to resolve a previously disclosed matter without a material effect to our financial statements. This matter is the litigation we have been in with certain residents of Redlands, California, since 1997 before the California Superior Court for San Bernardino County regarding alleged contribution to regional groundwater contamination. This matter remains pending, but we expect that it will be resolved definitively in the near term.

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

At March 25, 2012 and December 31, 2011, the aggregate amount of liabilities recorded relative to environmental matters was $966 million and $932 million, of which $848 million and $814 million is recorded in other noncurrent liabilities on the Balance Sheets at March 25, 2012 and December 31, 2011, with the remainder recorded in other current liabilities. We have recorded receivables totaling $838 million and $808 million at March 25, 2012 and December 31, 2011, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $736 million and $706 million are recorded in other noncurrent assets on the Balance Sheets at March 25, 2012 and December 31, 2011, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately twenty years.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

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

Both the U.S. Environmental Protection Agency and the California Office of Environmental Health Hazard Assessment announced plans in January 2011 to regulate two chemicals, perchlorate and hexavalent chromium, to levels in drinking water that are expected to be substantially lower than the existing public health goals or standards established in California. The rulemaking processes are lengthy and may take one or more years to complete. If a substantially lower standard is adopted, we would expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

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

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $3.4 billion and $3.9 billion at March 25, 2012 and December 31, 2011. The decline between periods primarily was due to a scheduled reduction in a letter of credit issued to secure advance payments received under an F-16 contract from an international customer. The letter of credit was reduced as certain events occurred during the period of performance in accordance with the contract terms.

At March 25, 2012 and December 31, 2011, third-party guarantees totaled $894 million and $907 million, of which approximately 85% related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through March 25, 2012, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former joint venture partners.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $380 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for certain financial support arrangements (e.g., letters of credit or surety bonds provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 25, 2012, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 25, 2012			December 31, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$ 89	$ 89	$ --	$ 91	$ 91	$ --
Mutual funds	331	331	--	380	380	--
U.S. Government securities	225	--	225	211	--	211
Other securities	147	--	147	102	--	102
Derivatives	40	--	40	43	--	43
Liabilities
Derivatives	24	--	24	26	--	26

Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans. The fair values of equity securities and mutual funds were determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities were determined using model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the quarter ended March 25, 2012.

  We use derivative instruments principally to reduce our exposure to market risks from changes in foreign exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. We enter into interest rate swaps to manage our exposure to changes in interest rates. Currently, we use variable interest rate swaps effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of exposure to fixed interest rates. We designate variable interest rate swaps as fair value hedges. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate economic exposures.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

The aggregate notional amount of our outstanding foreign currency hedges at March 25, 2012 and December 31, 2011 was $1.5 billion and $1.7 billion. The aggregate notional amount of our outstanding interest rate swaps at March 25, 2012 and December 31, 2011 was $459 million and $450 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 25, 2012 and March 27, 2011. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying values for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair values of our debt instruments at March 25, 2012 and December 31, 2011 aggregated $8.0 billion and $7.8 billion, which were determined using model-derived valuations in which all significant inputs are observable in active markets (Level 2).

NOTE 8 – OTHER

Stockholders’ Equity

Share Repurchases

During the quarter ended March 25, 2012, we repurchased 2.7 million shares of our common stock for $242 million. As of March 25, 2012, we had repurchased a total of 45.7 million shares of our common stock under our share repurchase program for $3.4 billion, and had remaining authorization of $3.1 billion for future share repurchases. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Stock Option and Restricted Stock Unit Grants

During the quarter ended March 25, 2012, we granted certain employees 3.4 million options to purchase our common stock with an estimated grant date fair value of $10.57 per option, which was estimated using the Black-Scholes option pricing model. Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant, which was $82.01. During the quarter ended March 25, 2012, we also granted certain employees 2.0 million restricted stock units (RSUs) with a grant date fair value of $81.93 per RSU. The grant date fair value of RSUs is equal to the closing market price of our common stock on the date of grant less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting. We recognize the fair value of the awards as compensation expense for substantially all awards ratably over the vesting period, which is typically three years.

Dividends

During the quarters ended March 25, 2012 and March 27, 2011, we declared cash dividends totaling $328 million ($1.00 per share) and $266 million ($.75 per share).

Income Taxes

Our effective income tax rates from continuing operations were 29.9% during the quarter ended March 25, 2012 and 30.3% during the quarter ended March 27, 2011. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and dividends paid to certain defined contribution plans with an employee stock ownership plan feature. In addition, the effective income tax rate for the quarter ended March 27, 2011 included the U.S. research and development tax credit that expired on December 31, 2011.

We made net federal and foreign income tax payments of $150 million in the quarter ended March 25, 2012. We received net federal and foreign income tax refunds of $236 million in the quarter ended March 27, 2011, which included a refund of $250 million from the Internal Revenue Service (IRS) related to estimated taxes paid for the 2010 calendar year.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

Severance Activities

During the quarter ended March 25, 2012, we made severance payments of approximately $60 million for severance actions initiated in 2011. The 2011 actions, for which we recorded charges in the second and third quarters of 2011 totaling $136 million, related to the elimination of certain positions through either voluntary or involuntary actions at our Aeronautics, IS&GS, and Space Systems business segments as well as Corporate Headquarters. Upon separation, terminated employees receive lump-sum severance payments based on years of service. As of March 25, 2012, substantially all amounts related to the 2011 actions have been paid.

Discontinued Operations

Discontinued operations include the operating results for Savi Technology, Inc. (Savi) for all periods presented and also Pacific Architects and Engineers, Inc. (PAE) for 2011. In September 2011, we committed to a plan to sell Savi, a logistics business within our Electronic Systems business segment. In April 2011, we completed the sale of PAE, a business within our IS&GS business segment.

Net sales and pre-tax loss related to discontinued operations were not material for the quarter ended March 25, 2012, and were $149 million and $(48) million for the quarter ended March 27, 2011. Additional amounts related to the completion of certain post-closing items, such as working capital adjustments, may be recorded in discontinued operations in periods subsequent to the sale date. The assets and liabilities of Savi have not been classified as held for sale on our Balance Sheets as the amounts are not material.

Changes in Estimates

Accounting for contracts under the percentage-of-completion (POC) method requires judgment relative to assessing risks, estimating contract revenues and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

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

Our net profit booking rate adjustments resulting from changes in estimates increased operating profit, net of state taxes, by approximately $485 million and $330 million for the quarters ended March 25, 2012 and March 27, 2011. These adjustments increased net earnings by approximately $315 million ($.96 per share) and $215 million ($.61 per share) for the quarters ended March 25, 2012 and March 27, 2011.

Recent Accounting Pronouncements

Effective January 1, 2012, we retrospectively adopted new guidance issued by the Financial Accounting Standards Board by presenting a total for comprehensive income and the components of net income and other comprehensive income in two separate but consecutive statements. The adoption of this guidance resulted only in a change in how we present other comprehensive income in our consolidated financial statements and did not have any impact on our results of operations, financial position, or cash flows.

Lockheed Martin Corporation

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of March 25, 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the quarters ended March 25, 2012 and March 27, 2011. These financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

April 26, 2012

Lockheed Martin Corporation

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS OVERVIEW

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2011, 82% of our $46.5 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales (FMS) funded, in whole or in part, by the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security. We operate in four business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. We organize our business segments based on the nature of the products and services offered.

The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2011.

INDUSTRY CONSIDERATIONS

The U.S. Government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities in a greatly constrained fiscal environment imposed by the enactment of the Budget Control Act of 2011 (Budget Act), which reduces defense spending by $487 billion over a ten-year period starting in fiscal year 2012. Absent a significant redress of the structural disconnect between revenues and expenditures that can only be addressed through major tax and mandatory spending program reforms, it is likely that discretionary spending by the federal government will remain constrained for several years. Although some specific priorities and initiatives may change from year to year, the investments and acquisitions we have made have been focused on aligning our businesses to address what we believe are the most critical national priorities and mission areas. The possibility remains, however, that one or more of our programs could be reduced, extended, or terminated as a result of the Administration’s continuing assessment of priorities. Notably, should Congress and the Administration fail to change or delay a pending sequestration of appropriations in fiscal year 2013 imposed by the Budget Act, our customers could see their budgets dramatically reduced across the board in January 2013 with an attendant impact upon procurement of products and services. While the impact of sequestration is yet to be determined, automatic across-the-board budget cuts would approximately double the amount of the ten-year $487 billion top-line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government’s fiscal year 2013. The resulting automatic across-the-board budget cuts in sequestration would have significant consequences to our business and industry. There would be disruption of ongoing programs and initiatives, facilities closures and personnel reductions that would severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge, directly undermining a key provision of the new security strategy, which is to preserve the industrial base.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is long-term and involves many types of design, development, and production (DD&P) contracts with varying production delivery schedules, the results of operations of a particular period, or period-to-period comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in this discussion are presented on a “per diluted share” basis. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended
	March 25, 2012	March 27, 2011
Operating results (a)
Net sales	$ 11,293	$10,626
Cost of sales	(10,319)	(9,812)
Operating profit	1,009	864
Interest expense	(96)	(85)
Other non-operating income, net	35	19
Income tax expense	(283)	(242)
Net earnings from continuing operations	665	556
Net earnings (loss) from discontinued operations	3	(26)
Net earnings	668	530
Diluted earnings (loss) per common share (a)
Continuing operations	$ 2.02	$ 1.57
Discontinued operations	.01	(.07)
Total	$ 2.03	$ 1.50

(a)

The amounts in the above table reflect the operating results of Savi as discontinued operations (Note 8, under the caption “Discontinued Operations”). All prior period amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect this change.

The following provides an overview of our consolidated results of operations by focusing on key elements. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems segments, and most of our services sales are generated in our IS&GS and Electronic Systems segments. Our consolidated net sales were as follows (in millions):

Net Sales

	Quarters Ended
	March 25, 2012	March 27, 2011
Net sales
Products	$ 9,148	$ 8,500
Services	2,145	2,126
Total	$11,293	$10,626

Approximately 95% of our contracts are accounted for using the percentage-of-completion (POC) method of accounting. Under the POC method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the following discussion of changes in our consolidated cost of sales and our “Business Segment Results of Operations,” because, due to the nature of POC accounting, changes in our sales are typically accompanied by a corresponding change in our cost of sales.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net sales for the quarter ended March 25, 2012 were $11.3 billion, a $667 million or 6% increase over the quarter ended March 27, 2011 net sales of $10.6 billion. The increase was due to a $648 million or 8% increase in product sales and a $19 million or 1% increase in services sales.

Product Sales

Product sales at Aeronautics increased about $530 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to production activities on the F-35 Low Rate Initial Production (LRIP) contracts and an increase in aircraft deliveries (including four additional C-130J’s, eight additional F-16’s, and one additional C-5M) partially offset by lower volume on F-22, F-35 System Development and Demonstration (SDD), and other Aeronautics sustainment programs. Electronic Systems’ product sales increased approximately $170 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to production and risk retirements on air defense programs, such as Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) and tactical missile programs, such as Hellfire and Javelin and increased volume on certain ship and aviation programs, such as Persistent Threat Detection System (PTDS), Littoral Combat Ship (LCS), and MH-60 partially offset by lower volume on fire control such as Low Altitude Navigation and Targeting Infrared for Night (LANTIRN) and undersea warfare programs.

Product sales decreased at IS&GS during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 by about $110 million primarily due to a decline in volume on the Airborne Maritime Fixed Station Joint Tactical Radio System (JTRS) and various other programs. Product sales at Space Systems increased about $60 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to production activities on the Orion Multi-Purpose Crew Vehicle (Orion) program partially offset by lower volume on the NASA External Tank program, due to the completion of the Space Shuttle program.

Services Sales

Services sales at Electronic Systems decreased about $40 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to lower volume on various logistics and training services programs. IS&GS’ services sales increased approximately $50 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to activities on various services contracts. Most of our services sales are in the Electronic Systems and IS&GS business segments.

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

Our consolidated cost of sales were as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Cost of sales
Cost of product sales	$ 8,080	$7,587
% of product sales	88.3%	89.3%
Cost of services sales	1,917	1,926
% of services sales	89.4%	90.6%
Unallocated corporate costs	322	299
Total	$10,319	$9,812

Due to the nature of POC accounting, changes in our cost of product and services sales are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and with our “Business Segment Results of Operations.”

Changes in our cost of sales between periods were not material, except as described below. The period-over-period change in our cost of sales was due to the volume of costs resulting from production, deliveries of products, and/or services provided on our portfolio of contracts. We have not identified any developing trends in cost of sales that would have a material impact on our future operations.

Cost of sales was $10.3 billion for the quarter ended March 25, 2012, a $507 million or 5% increase over the quarter ended March 27, 2011 cost of sales of $9.8 billion. The increase was due to a $493 million increase in cost of product sales and a $23 million increase in unallocated corporate costs. Cost of services sales for the quarter ended March 25, 2012 essentially was unchanged as compared to the quarter ended March 27, 2011.

Cost of Product Sales

Cost of product sales at Aeronautics increased by about $490 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to production volume on various programs, including F-35 LRIP contracts, and the impact of additional aircraft deliveries. Cost of product sales at Electronic Systems increased by approximately $70 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to volume on certain ship and aviation and air defense

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

programs. Cost of product sales at IS&GS decreased by about $100 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to lower volume on the JTRS and various other programs. Cost of product sales increased at Space Systems by about $40 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to volume on the Orion program. The 1.0% decrease in percentage of cost of product sales relative to product sales primarily was due to the retirement of risks and other factors on numerous programs at Electronic Systems.

Cost of Services Sales

Cost of services sales at Electronic Systems decreased about $60 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to volume on various logistics and training services programs. IS&GS’ cost of services sales increased approximately $50 million during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily due to activities on various services contracts. Most of our cost of services sales are in the Electronic Systems and IS&GS business segments. The 1.2% decrease in percentage of cost of services sales relative to services sales primarily was due to the retirement of risks and other factors on numerous programs at Electronic Systems.

Unallocated Corporate Costs

Unallocated corporate costs principally include the non-cash FAS/CAS pension adjustment, stock compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of product and services sales (see Note 3 for a description of these items). Unallocated corporate costs were $322 million for the quarter ended March 25, 2012 compared to $299 million for the quarter ended March 27, 2011. The increase primarily was due to fluctuations in expense associated with various corporate items, none of which were individually significant, partially offset by a $24 million decrease in the non-cash FAS/CAS pension adjustment.

Operating Profit

Our operating profit for the quarter ended March 25, 2012 was $1.0 billion, an increase of 17% from the $864 million for the quarter ended March 27, 2011. The increase in operating profit of $145 million primarily was attributable to increased operating profit at the Aeronautics and Electronic Systems business segments and a decrease in the non-cash FAS/CAS pension adjustment. These increases partially were offset by an increase in other unallocated corporate costs attributable to various corporate activities.

Interest Expense

Interest expense for the quarter ended March 25, 2012 was $96 million, as compared to $85 million for the quarter ended March 27, 2011. The increase primarily was due to increased interest expense from the $2.0 billion issuance of long-term debt in the quarter ended September 25, 2011, partially offset by the redemption of certain notes in the quarter ended December 31, 2011.

Other Non-Operating Income, Net

Other non-operating income, net was $35 million for the quarter ended March 25, 2012, compared to $19 million for the quarter ended March 27, 2011. The increase primarily was due to higher net gains on marketable securities held to fund certain non-qualified employee benefit obligations for the quarter ended March 25, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Income Tax Expense

Our effective income tax rates from continuing operations were 29.9% during the quarter ended March 25, 2012, and 30.3% during the quarter ended March 27, 2011. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and dividends paid to certain defined contribution plans with an employee stock ownership plan feature, but the benefit for both items was greater in the quarter ended March 25, 2012. In addition, the effective income tax rate for the quarter ended March 27, 2011 included the U.S. research and development tax credit that expired on December 31, 2011.

Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our deferred tax assets as of March 25, 2012 were $5.6 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. The amount of deferred tax assets will change periodically based on several factors, including the annual re-measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

Net earnings from continuing operations for the quarter ended March 25, 2012 was $665 million ($2.02 per share) compared to $556 million ($1.57 per share) for the quarter ended March 27, 2011. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above. In addition, earnings per share has benefited from the significant number of shares repurchased under our share repurchase program, partially offset by common stock issued under our stock-based compensation and defined contribution plans. Share repurchases of 31.0 million since the quarter ended March 27, 2011 represented 9% of our shares outstanding at March 27, 2011.

Net Earnings (Loss) from Discontinued Operations

Discontinued operations included the operating results for Savi Technology, Inc. (Savi) for all periods presented and those of Pacific Architects and Engineers, Inc. (PAE) for the quarter ended March 27, 2011. In April 2011, we completed the sale of PAE. Net earnings (loss) from discontinued operations for the quarters ended March 25, 2012 and March 27, 2011 was $3 million ($.01 per share) and $(26) million ($.07 per share).

BUSINESS SEGMENT RESULTS OF OPERATIONS

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to our third-party contracts.

Operating profit of our business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for certain stock-based compensation programs, including costs for stock options and restricted stock units; the effects of items not considered part of management’s evaluation of segment operating performance; gains or losses from divestitures; the effects of legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated corporate expense, net” between operating profit from our business segments and our consolidated operating profit.

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

The operating results in the following tables exclude businesses included in discontinued operations (Note 8, under the caption “Discontinued Operations”) for all periods presented. During the quarter ended December 31, 2011, we realigned an immaterial supply chain services business from our Aeronautics business segment to our Electronic Systems business segment. The realignment had no effect on our consolidated results of operations, financial position, or cash flows. The financial information in the following tables has been reclassified to reflect this realignment.

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Net sales
Aeronautics	$ 3,706	$ 3,152
Electronic Systems	3,609	3,482
Information Systems & Global Solutions	2,090	2,149
Space Systems	1,888	1,843
Total net sales	$11,293	$10,626

Operating profit
Aeronautics	$ 385	$ 328
Electronic Systems	541	432
Information Systems & Global Solutions	188	194
Space Systems	226	217
Total business segment operating profit	1,340	1,171
Unallocated corporate expense, net
Non-cash FAS/CAS pension adjustment
FAS pension expense	(485)	(455)
Less: CAS expense	(278)	(224)
Non-cash FAS/CAS pension adjustment	(207)	(231)
Stock compensation expense and other, net (a )	(124)	(76)
Total unallocated corporate expense, net	(331)	(307)
Total consolidated operating profit	$ 1,009	$ 864

(a)

The change in stock compensation expense and other, net between the periods was attributable to changes in the market value of securities underlying certain deferred compensation liabilities and changes in other corporate items, none of which were individually significant, while stock compensation expense remained comparable.

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

Changes in performance refer to increases or decreases in the estimated profit booking rates on our POC contracts and usually relate to revisions in the total estimated costs at completion that reflect improved or deteriorated conditions on a particular contract. For example, improved conditions typically result from the retirement of risks on contracts. Such changes in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. For example, if we increase the estimated profit booking rate on a cost-reimbursable contract, the increase in sales and operating profit for that contract will reflect a higher return on sales in the current period due to the recognition of the higher profit booking rate on both current period costs as well as previously incurred costs. Our discussion of segment results disclose the programmatic drivers affecting the comparability of our net sales and operating profit, inclusive of the impact that risk retirements have on our segment operating profit. In any particular quarter, due to the nature of inception-to-date adjustments, the comparability of our operating profit and return on sales percentages may be affected, as was the case this quarter in Electronic Systems. Our net profit booking rate adjustments resulting from changes in estimates increased operating profit, net of state taxes, by approximately $485 million and $330 million for the quarters ended March 25, 2012 and March 27, 2011.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Net sales	$3,706	$3,152
Operating profit	385	328
Operating margin	10.4%	10.4%

Net sales in the Aeronautics business segment increased $554 million, or 18%, during the quarter ended March 25, 2012, compared to the quarter ended March 27, 2011. The increase primarily was due to higher volume of approximately $260 million for production on the F-35 LRIP contracts; about $240 million due to an increase in C-130J aircraft deliveries (10 C-130J aircraft delivered in the quarter ended March 25, 2012 compared to six in the quarter ended March 27, 2011); approximately $215 million from F-16 programs due to an increase in aircraft deliveries (13 F-16 aircraft delivered in the quarter ended March 25, 2012 compared to five in the quarter ended March 27, 2011) and support activities; and about $90 million from C-5 programs due to increased aircraft deliveries (one C-5M aircraft delivered in the quarter ended March 25, 2012 compared to none in the quarter ended March 27, 2011). These increases partially were offset by about $175 million of lower net sales due to lower volume on the F-22 program as production winds down with final deliveries to be completed this year and about $70 million due to decreased volume on the F-35 SDD contract and other Aeronautics sustainment activities.

Operating profit in the Aeronautics business segment increased $57 million, or 17%, during the quarter ended March 25, 2012, compared to the quarter ended March 27, 2011. The increase was driven by higher operating profit of approximately $30 million from F-16 programs due to increased aircraft deliveries; about $25 million from C-5 programs due to an increase in aircraft deliveries and risk retirements; approximately $15 million due to increased C-130J aircraft deliveries; and about $15 million from F-35 LRIP contracts due to higher production volume. These increases partially were offset by approximately $35 million of lower operating profit due to lower production volume and a decrease in the level of risk retirements on the F-22 production program and lower production volume on the F-35 SDD contract.

Electronic Systems

Summary operating results for our Electronic Systems business segment were as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Net sales	$3,609	$3,482
Operating profit	541	432
Operating margin	15.0%	12.4%

Net sales in the Electronic Systems business segment increased $127 million, or 4%, during the quarter ended March 25, 2012, compared to the quarter ended March 27, 2011. The increase was due to higher net sales of about $180 million from ship and aviation programs due to increased volume on programs such as PTDS, LCS, and MH-60; approximately $50 million due to increased volume on air defense programs such as THAAD and PAC-3; and about $25 million due to increased volume on certain tactical missile programs, primarily Hellfire and Javelin. The increases partially were offset by approximately $45 million of lower net sales from fire control systems such as LANTIRN, about $35 million from various undersea warfare programs, and approximately $50 million of lower net sales from various other programs, including logistics and training.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit in the Electronic Systems business segment increased $109 million, or 25%, during the quarter ended March 25, 2012, compared to the quarter ended March 27, 2011. The increase was driven by higher operating profit of about $55 million from ship and aviation programs due to increases in risk retirements on programs such as Vertical Launch Systems, PTDS, and MH-60; approximately $50 million from tactical missile programs due to increased risk retirements on programs such as Multiple Launch Rocket System, Joint Air-to-Surface Standoff Missile, and Hellfire; and about $35 million from fire control systems due to risk retirements on programs such as Sniper and LANTIRN. These increases partially were offset by about $20 million for reserves on other surface naval warfare programs. For the full year 2012, we expect Electronic Systems’ operating margin to be slightly higher than the 12.2% reported for 2011.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Net sales	$2,090	$2,149
Operating profit	188	194
Operating margin	9.0%	9.0%

Net sales in the IS&GS business segment decreased $59 million, or 3%, during the quarter ended March 25, 2012, compared to the quarter ended March 27, 2011. The decrease primarily was attributable to lower net sales of approximately $90 million due to cessation of the JTRS program, as well as the completion of the Outsourcing Desktop Initiative for NASA program. The decreases partially were offset by increased net sales as a result of higher activity on numerous programs. The slight decline in operating profit in the IS&GS business segment during the quarter ended March 25, 2012 compared to the quarter ended March 27, 2011 primarily was attributable to lower net sales.

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended
	March 25, 2012	March 27, 2011
Net sales	$1,888	$1,843
Operating profit	226	217
Operating margin	12.0%	11.8%

Net sales in the Space Systems business segment increased $45 million, or 2%, during the quarter ended March 25, 2012, compared to the quarter ended March 27, 2011. The increase was attributable to higher net sales of about $60 million due to increased volume on the Orion program. Partially offsetting the increase was about $20 million of lower net sales from the NASA External Tank program, which ended in connection with the completion of the Space Shuttle program in the second quarter of 2011.

Operating profit in the Space Systems business segment increased $9 million, or 4%, during the quarter ended March 25, 2012, compared to the quarter ended March 27, 2011. The increase primarily was attributable to higher operating profit of approximately $20 million due to risk retirements on government satellite programs, which partially was offset by about $10 million of lower operating profit from equity earnings. Total equity earnings recognized by the Space Systems business segment from United Launch Alliance and United Space Alliance represented about $40 million, or 18%, of this segment’s operating profit during the quarter ended March 25, 2012 compared to approximately $50 million, or 23%, during the quarter ended March 27, 2011.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

FINANCIAL CONDITION

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

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business, including capital expenditures and independent research and development, repurchased shares, increased our dividends, made selective acquisitions of businesses, and managed our debt levels. The following table provides a summary of our cash flow information (in millions) and the subsequent discussion provides an overview of our execution of this strategy.

	Quarters Ended
	March 25, 2012	March 27, 2011
Cash and cash equivalents at beginning of period	$3,582	$2,261

Net cash provided by operating activities	458	1,719
Net cash used for investing activities	(149)	(98)
Net cash used for financing activities	(373)	(525)
Net change in cash and cash equivalents	(64)	1,096

Cash and cash equivalents at end of period	$3,518	$3,357

Operating Activities

Net cash provided by operating activities was $458 million in the quarter ended March 25, 2012, a decrease of $1.3 billion from $1.7 billion in the quarter ended March 27, 2011. The decrease between periods was driven by a $581 million reduction in cash provided by operating working capital as discussed below, net cash outflows of $451 million due to an increase in contributions paid to the pension trust (as discussed below), inclusive of an increase in the recovery of CAS costs on our contracts, and a $386 million reduction in cash caused by net federal and foreign income taxes paid in the quarter ended March 25, 2012 compared to net refunds received in the quarter ended March 27, 2011. These decreases partially were offset by improvements in operating results of $138 million.

The decrease in cash provided by operating working capital changes primarily was due to the timing of payment of accounts payable and a reduction in customer advance payments, which partially were offset by the timing of collections of accounts receivable. The decrease in cash flows from customer advances and amounts in excess of costs incurred was attributable to a reduction on various programs at Electronic Systems which partially were offset by C-130 programs at our Aeronautics segment. The change in accounts receivable primarily reflects the timing of contract negotiations and related billing activities on various programs (largely F-22 and F-35) at our Aeronautics segment.

During the quarter ended March 25, 2012, we made $505 million in contributions to the qualified defined benefit pension plans compared to no contributions made during the quarter ended March 27, 2011.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

During the quarter ended March 25, 2012, we made severance payments of approximately $60 million for severance actions initiated in 2011. The 2011 actions, for which we recorded charges in the second and third quarters of 2011 totaling $136 million, related to the elimination of certain positions through either voluntary or involuntary actions. Of these severance charges, $49 million and $48 million related to our Aeronautics and Space Systems business segments, and $39 million related to our IS&GS business segment and Corporate Headquarters. We expect to recover a substantial amount of these charges through the pricing of our products and services to the U.S. Government and other customers within a year from payment. For example, Space Systems paid and recovered most of its severance charges in the second half of 2011, while Aeronautics paid and recovered most of its severance charges during the quarter ended March 25, 2012. IS&GS paid and recovered a portion of its severance charges during the quarter ended March 25, 2012, with the remaining portion expected to be paid and recovered during the remainder of 2012, neither portion of which was individually significant.

Investing Activities

The majority of our capital expenditures relate to facilities infrastructure and equipment that are generally incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures amounted to $131 million and $130 million for the quarters ended March 25, 2012 and March 27, 2011. We expect that our operating cash flows will continue to be sufficient to fund our planned annual capital expenditures over the next few years.

Financing Activities

We paid cash totaling $242 million and $314 million for share repurchases during the quarters ended March 25, 2012 and March 27, 2011. The amount paid during the quarter ended March 27, 2011 included $63 million for shares we repurchased in December 2010 but that were not paid for until the quarter ended March 27, 2011.

Pursuant to our share repurchase program, we are authorized to repurchase up to $6.5 billion of our common stock. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of March 25, 2012, we had repurchased a total of 45.7 million shares of our common stock under the program for $3.4 billion, and there remained $3.1 billion authorized for additional share repurchases. See Part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the quarter ended March 25, 2012.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the quarters ended March 25, 2012 and March 27, 2011 totaled $159 million and $43 million. Those exercises resulted in the issuance of 2.5 million shares and 0.9 million shares during the respective periods.

During the quarters ended March 25, 2012 and March 27, 2011, we paid quarterly dividends totaling $327 million ($1.00 per share) and $266 million ($.75 per share).

Capital Resources

At March 25, 2012, we held cash and cash equivalents of $3.5 billion. Our long-term debt, net of unamortized discounts, amounted to $6.5 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of March 25, 2012, we were in compliance with all covenants contained in our debt and credit agreements.

At March 25, 2012, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility during the quarter ended March 25, 2012. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the quarter ended March 25, 2012. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our stockholders’ equity was $1.6 billion at March 25, 2012, an increase of $572 million from December 31, 2011. The increase primarily was due to net earnings of $668 million, a reclassification adjustment related to our postretirement benefit plans of $203 million included within other comprehensive income, and employee stock activity of $247 million. These increases partially were offset by dividends declared of $328 million and the repurchase of 2.7 million common shares for $242 million during the quarter ended March 25, 2012. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

OTHER MATTERS

Status of F-35 Program

The F-35 program consists of multiple contracts. Under our customer’s acquisition strategy, the SDD contract is being performed concurrently with the LRIP contracts. Concurrent performance of development and production contracts is advantageous in complex programs to test airplanes, shorten the time to field systems, and achieve overall cost savings.

The SDD portion of the F-35 program is expected to continue into 2017 and has approximately $530 million of incentive fees remaining, which will be tied to specific milestones as determined on an annual basis by our customer. Only a minor portion of the incentive fees have been tied to specific milestones to date. Any portion of the remaining incentive fees that we or our partners receive will be dependent upon our customer’s evaluation of our progress on program milestones, most of which have yet to be determined. The current profit booking rate on the SDD contract contemplates that we will earn a significant portion rather than all of the remaining incentive fees.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft quantities, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, executing flight tests, supplier and partner performance, software development, and receiving funding for the LRIP contracts on a timely basis. In the quarter ended March 25, 2012, two of the remaining five LRIP lot 2 aircraft were delivered to the U.S. Government. We have received orders for 93 production aircraft, of which 11 have been delivered through the quarter ended March 25, 2012.

Although not exclusively related to the F-35 program, on October 4, 2010, the Defense Contracting Management Agency (DCMA) withdrew its prior validation and determination of compliance of the earned value management system (EVMS) at our Fort Worth, Texas location. EVMS is a tool for managing cost and schedule performance on complex programs. The DCMA began its re-audit of our EVMS in the quarter ended March 25, 2012, which we expect will be completed in the second half of 2012. The withdrawal of the prior validation and determination of compliance of the EVMS had no impact on our internal controls over financial reporting.

In January 2012, the Secretary of Defense removed the short takeoff and vertical landing (STOVL) fighter variant from “probation” as the STOVL variant completed highly successful initial sea trials aboard the USS Wasp and is demonstrating the kind of performance and maturity that is in line with the other two variants of the F-35.

We have two U.S. Government FMS customers to go along with our eight partner countries. In 2011, the Israeli government signed a letter of offer and acceptance with the U.S. Government for the procurement of F-35 aircraft and the Japanese Ministry of Defense selected the F-35 to be its next generation fighter. Israel and Japan are expected to be the first two countries to receive the F-35 aircraft through the U.S. Government FMS process.

Employee Relations

At March 25, 2012, we had approximately 123,000 employees, over 95% of whom were located in the U.S. Approximately 15% of our employees are covered by any one of approximately 70 separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. We have been negotiating with the International Association of Machinists and Aerospace Workers (IAM), comprising 3,600 represented employees of our Aeronautics business segment, to reach a new labor contract agreement. On April 22, 2012, bargaining units of the IAM rejected our last contract offer and decided to strike. Our operations are scheduled to remain open and we expect to implement our contingency plan while focusing on meeting our commitments to our customers. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities. Overall, management considers its relations with employees to be good.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $380 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for certain financial support arrangements (e.g., letters of credit or surety bonds provided by either party) and guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 25, 2012, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Critical Accounting Policies

During the quarter ended March 25, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

Lockheed Martin Corporation

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011: Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosures About Market Risk,” Note 1 – Significant Accounting Policies, under the caption “Derivative financial instruments,” and Note 9 - Debt. Our exposures to market risk have not changed materially since December 31, 2011.

ITEM 4.   Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 25, 2012. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, and under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 25, 2012.

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

Lockheed Martin Corporation

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

—	the availability of government funding for the Corporation’s products and services both domestically and internationally due to performance, cost, or other factors;

—

changes in government and customer priorities and requirements (including cost-cutting initiatives, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration under the Budget Control Act of 2011);

—	quantity revisions to the F-35 program, including in the U.S. or internationally;

—	actual returns (or losses) on pension plan assets, movements in interest rates, and other changes that may affect pension plan assumptions;

—	the effect of capitalization changes (such as share repurchase activity, accelerated pension funding, option exercises, or debt levels);

—	difficulties in developing and producing operationally advanced technology systems;

—	the timing and customer acceptance of product deliveries;

—	materials availability and performance by key suppliers, subcontractors, and customers;

—	charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

—

the effect of future legislation, rulemaking, and changes in accounting, tax, defense, and procurement policy or interpretations, or challenges to the allowability of costs incurred under government cost accounting standards (including potential corporate tax reform and the pending judicial review of health care legislation);

—	the impact of future acquisitions or divestitures, joint ventures, or teaming arrangements;

—	the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts);

—	the competitive environment for the Corporation’s products and services, export policies, and potential for delays in procurement due to bid protests;

—	the ability to attract and retain key personnel (including the ability to resolve labor disputes in a timely manner); and

—	economic, business, and political conditions domestically and internationally.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the SEC including, but not limited to, the discussions of “Government Contracts and Regulation” and “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q.

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

Lockheed Martin Corporation

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our 2011 Annual Report on Form 10-K filed with the Securities Exchange Commission (2011 Form 10-K). In the opinion of management and in-house counsel, the probability is remote that the outcome of each of those matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. The results of legal proceedings, however, cannot be predicted with certainty.

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

In addition, see the “Legal Proceedings” section of the 2011 Form 10-K for a description of previously reported matters.

ITEM 1A.   Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2011 Form 10-K describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2011 Form 10-K.

Lockheed Martin Corporation

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended March 25, 2012.

The following table provides information about our repurchases during the quarter ended March 25, 2012 of our common stock that is registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Amount Available for Future Share Repurchases Under the Program (b)
				(in millions)
January 1, 2012 – January 29, 2012	--	N/A	--	$3,323
January 30, 2012 – February 26, 2012	1,392,894	$87.49	1,392,894	$3,201
February 27, 2012 – March 25, 2012	1,348,685	$88.62	1,348,685	$3,081
Total	2,741,579	$88.04	2,741,579	$3,081

(a)	We repurchased a total of 2.7 million shares of our common stock for $242 million during the quarter ended March 25, 2012 under a share repurchase program that we announced in October 2010.
(b)

Our Board of Directors has approved a share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $6.5 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. As of March 25, 2012, we had repurchased a total of 45.7 million shares under the program for $3.4 billion.

ITEM 6.   Exhibits.

Exhibit No.	Description

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Robert J. Stevens

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 26, 2012	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Chief Accounting Officer)