Form 10-Q
period 2012-06-24
LOCKHEED MARTIN CORP
filed 2012-07-25
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 24, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large Accelerated Filer ☒  Accelerated Filer ☐  Non–Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 24, 2012
Common stock, $1 par value per share	324,416,270

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended June 24, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales
Products	$9,543	$9,113	$18,691	$17,613
Services	2,378	2,430	4,523	4,556
Total net sales	11,921	11,543	23,214	22,169

Cost of sales
Products	(8,351)	(8,107)	(16,431)	(15,694)
Services	(2,115)	(2,177)	(4,032)	(4,103)
Severance charges	—	(97)	—	(97)
Other unallocated costs	(275)	(256)	(594)	(555)
Total cost of sales	(10,741)	(10,637)	(21,057)	(20,449)

Gross profit	1,180	906	2,157	1,720
Other income, net	20	87	55	137
Operating profit	1,200	993	2,212	1,857

Interest expense	(96)	(84)	(192)	(169)
Other non-operating income, net	13	9	48	28

Earnings from continuing operations before income taxes	1,117	918	2,068	1,716
Income tax expense	(336)	(170)	(619)	(412)
Net earnings from continuing operations	781	748	1,449	1,304
Net loss from discontinued operations	—	(6)	—	(32)

Net earnings	$781	$742	$1,449	$1,272

Earnings (loss) per common share
Basic
Continuing operations	$2.41	$2.18	$4.47	$3.77
Discontinued operations	—	(.02)	—	(.09)
Basic earnings per common share	$2.41	$2.16	$4.47	$3.68
Diluted
Continuing operations	$2.38	$2.16	$4.41	$3.73
Discontinued operations	—	(.02)	—	(.09)
Diluted earnings per common share	$2.38	$2.14	$4.41	$3.64

Cash dividends paid per common share	$1.00	$.75	$2.00	$1.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net earnings	$781	$742	$1,449	$1,272
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	203	165	406	330
Other, net	(37)	(8)	(13)	9
Other comprehensive income, net of tax	166	157	393	339
Comprehensive income	$947	$899	$1,842	$1,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	June 24, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 3,802	$ 3,582
Receivables, net	6,569	6,064
Inventories, net	2,521	2,481
Deferred income taxes	1,327	1,339
Other current assets	581	628
Total current assets	14,800	14,094

Property, plant, and equipment, net	4,495	4,611
Goodwill	10,158	10,148
Deferred income taxes	4,186	4,388
Other noncurrent assets	4,747	4,667
Total assets	$38,386	$37,908

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 2,359	$ 2,269
Customer advances and amounts in excess of costs incurred	6,287	6,399
Salaries, benefits, and payroll taxes	1,668	1,664
Current portion of long-term debt	150	—
Other current liabilities	1,804	1,798
Total current liabilities	12,268	12,130

Long-term debt, net	6,343	6,460
Accrued pension liabilities	12,775	13,502
Other postretirement benefit liabilities	1,267	1,274
Other noncurrent liabilities	3,529	3,541
Total liabilities	36,182	36,907

Stockholders’ equity
Common stock, $1 par value per share	322	321
Additional paid-in capital	19	—
Retained earnings	12,727	11,937
Accumulated other comprehensive loss	(10,864)	(11,257)
Total stockholders’ equity	2,204	1,001
Total liabilities and stockholders’ equity	$38,386	$37,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Six Months Ended
	June 24, 2012	June 26, 2011
Operating activities
Net earnings	$1,449	$1,272
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	464	492
Stock-based compensation	87	79
Severance charges	—	97
Reduction in tax expense from resolution of certain tax matters	—	(89)
Changes in operating assets and liabilities:
Receivables, net	(505)	(861)
Inventories, net	(38)	148
Accounts payable	91	592
Customer advances and amounts in excess of costs incurred	(111)	151
Postretirement benefit plans	(138)	622
Income taxes	(105)	196
Other, net	109	(86)
Net cash provided by operating activities	1,303	2,613
Investing activities
Capital expenditures	(306)	(328)
Net cash provided by short-term investment transactions	—	260
Other, net	8	236
Net cash (used for) provided by investing activities	(298)	168
Financing activities
Repurchases of common stock	(423)	(1,313)
Dividends paid	(653)	(524)
Proceeds from stock option exercises	235	60
Other, net	56	3
Net cash used for financing activities	(785)	(1,774)
Net change in cash and cash equivalents	220	1,007
Cash and cash equivalents at beginning of period	3,582	2,261
Cash and cash equivalents at end of period	$3,802	$3,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Comprehen- sive Loss	Total Stock- holders’ Equity
Balance at December 31, 2010	$346	$ —	$12,161	$ (9,010)	$3,497
Net earnings	—	—	1,272	—	1,272
Other comprehensive income, net of tax	—	—	—	339	339
Repurchases of common stock	(17)	(261)	(1,021)	—	(1,299)
Dividends declared	—	—	(786)	—	(786)
Stock-based awards and ESOP activity	4	261	—	—	265
Balance at June 26, 2011	$333	$ —	$11,626	$ (8,671)	$3,288

Balance at December 31, 2011	$321	$ —	$11,937	$(11,257)	$1,001
Net earnings	—	—	1,449	—	1,449
Other comprehensive income, net of tax	—	—	—	393	393
Repurchases of common stock	(5)	(423)	—	—	(428)
Dividends declared	—	—	(659)	—	(659)
Stock-based awards and ESOP activity	6	442	—	—	448
Balance at June 24, 2012	$322	$ 19	$12,727	$(10,864)	$2,204

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

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Weighted average common shares outstanding for basic computations	324.5	342.8	324.3	345.6
Weighted average dilutive effect of stock options and restricted stock units	4.3	3.8	4.4	4.0
Weighted average common shares outstanding for diluted computations	328.8	346.6	328.7	349.6

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed exercise of stock options and vesting of restricted stock units based on the treasury stock method.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

The computation of diluted earnings per common share for both the quarters and six months ended June 24, 2012 and June 26, 2011 excluded 9.6 million and 16.9 million stock options because their inclusion would have been anti-dilutive.

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

Operating profit of our business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for stock-based compensation programs; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to material severance actions in 2011 (Note 8, under the caption “Severance Activities”); gains or losses from divestitures; the effects of legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expense, net” between operating profit from our business segments and our consolidated operating profit.

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

The operating results in the following table exclude businesses included in discontinued operations (Note 8, under the caption “Discontinued Operations”). During the quarter ended December 31, 2011, we realigned an immaterial supply chain services business from our Aeronautics business segment to our Electronic Systems business segment. The realignment had no effect on our consolidated results of operations, financial position, or cash flows. The financial information in the following table has been reclassified to reflect this realignment.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales
Aeronautics	$ 3,408	$ 3,390	$ 7,114	$ 6,542
Electronic Systems	3,866	3,780	7,475	7,262
Information Systems & Global Solutions	2,263	2,361	4,353	4,510
Space Systems	2,384	2,012	4,272	3,855
Total net sales	$11,921	$11,543	$23,214	$22,169

Operating profit
Aeronautics	$ 454	$ 397	$ 839	$ 725
Electronic Systems	526	478	1,067	910
Information Systems & Global Solutions	208	213	396	407
Space Systems	282	263	508	480
Total business segment operating profit	1,470	1,351	2,810	2,522
Unallocated expense, net
Severance charges (a)	—	(97)	—	(97)
Other unallocated expense, net	(270)	(261)	(598)	(568)
Total consolidated operating profit	$ 1,200	$ 993	$ 2,212	$ 1,857

Intersegment sales
Aeronautics	$ 51	$ 45	$ 90	$ 82
Electronic Systems	249	255	516	504
Information Systems & Global Solutions	220	213	428	408
Space Systems	26	26	52	51
Total intersegment sales	$ 546	$ 539	$ 1,086	$ 1,045

(a)

The severance charges for 2011 consist of amounts, net of state taxes, related to actions taken at our Aeronautics and Space Systems business segments (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not material are included in business segment operating profit.

Total assets for each of our business segments were as follows (in millions):

	June 24, 2012	December 31, 2011
Assets
Aeronautics	$ 6,005	$ 5,752
Electronic Systems	10,721	10,480
Information Systems & Global Solutions	5,758	5,838
Space Systems	3,255	3,121
Total business segment assets	25,379	25,191
Corporate assets (a)	12,647	12,717
Total assets	$38,386	$37,908

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a Rabbi Trust.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, stealth fighter. Net sales for the F-35 program represented approximately 12% of our total consolidated net sales during the quarters ended June 24, 2012 and June 26, 2011 and approximately 13% of our total consolidated net sales during the six months ended June 24, 2012 and June 26, 2011.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 4 – INVENTORIES, NET

Inventories consisted of the following (in millions):

	June 24, 2012	December 31, 2011
Work-in-process, primarily related to long-term contracts and programs in progress	$6,643	$7,129
Less: customer advances and progress payments	(5,026)	(5,425)
	1,617	1,704
Other inventories	904	777
Total inventories, net	$2,521	$2,481

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The components of our net periodic benefit costs for our qualified defined benefit and retiree medical and life insurance plans were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Qualified defined benefit pension plans
Service cost	$ 263	$ 244	$ 527	$ 487
Interest cost	471	479	942	959
Expected return on plan assets	(546)	(508)	(1,093)	(1,016)
Recognized net actuarial losses	279	220	558	440
Amortization of prior service cost	19	21	37	41
Total net pension expense	$ 486	$ 456	$ 971	$ 911
Retiree medical and life insurance plans
Service cost	$ 7	$ 8	$ 14	$ 16
Interest cost	33	40	66	81
Expected return on plan assets	(33)	(35)	(66)	(70)
Recognized net actuarial losses	8	9	16	17
Amortization of prior service credit	(3)	(4)	(6)	(8)
Total net postretirement expense	$ 12	$ 18	$ 24	$ 36

The recognized net actuarial losses and the amortization of prior service cost (credit) in the table above, as well as similar costs related to our other postretirement benefit plans, reflect amounts that were recorded as a component of net periodic benefit cost for the period. These amounts totaling $203 million and $165 million, net of tax expense of $111 million and $90 million, for the quarters ended June 24, 2012 and June 26, 2011, and $406 million and $330 million, net of tax expense of $222 million and $180 million, for the six months ended June 24, 2012 and June 26, 2011 are recorded on our Statements of Comprehensive Income as an increase to comprehensive income for all periods presented.

We generally determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). During the six months ended June 24, 2012, we made $1.1 billion in contributions to our qualified defined benefit pension plans, including $607 million during the quarter ended June 24, 2012, which completes our required funding for 2012. Consistent with prior years, we may review options for further contributions in the remainder of the year. We expect to make contributions of approximately $110 million related to the retiree medical and life insurance plans in 2012, of which $21 million was made during the quarter and six months ended June 24, 2012.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings discussed below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. Unless otherwise indicated, a range of loss associated with any individual legal proceeding set forth below reasonably cannot be estimated. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items.

Legal Proceedings

On July 20, 2011, the City of Pontiac General Employees’ Retirement System filed a class action lawsuit against us and three of our executive officers (Robert J. Stevens, Chairman and Chief Executive Officer; Bruce L. Tanner, Executive Vice President and Chief Financial Officer; and Linda R. Gooden, Executive Vice President, IS&GS) in the U.S. District Court for the Southern District of New York. The complaint was filed on behalf of purchasers of our common stock from April 21, 2009, through July 21, 2009, and alleges that we violated certain sections of the federal securities laws by allegedly making statements, primarily about the then-expected performance of our IS&GS business segment, that contained either false statements of material facts or omitted material facts necessary to make the statements made not misleading, or engaged in other acts that operated as an alleged fraud upon class members who purchased our common stock during that period. The complaint further alleges that the statutory safe harbor provided for forward-looking statements does not apply to any of the allegedly false statements. The complaint does not allege a specific amount of monetary damages. We believe that the allegations are without merit and are defending against them.

An additional action was filed that repeats substantially the same allegations as those in the City of Pontiac General Employees’ Retirement System case (described above). On October 11, 2011, Renee Smith, individually and on behalf of others, filed a shareholder derivative action in the U.S. District Court for the Southern District of New York, naming Mr. Stevens, Mr. Tanner, and each of the current Directors of Lockheed Martin, as well as the individuals who were Directors at the time of the activities alleged in the complaint, and alleging breach of fiduciary duty, mismanagement, unjust enrichment, abuse of control, and waste of corporate assets relating to substantially the same allegations as the City of Pontiac General Employees’ Retirement System case. We believe that the allegations are without merit and are defending against them.

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract, and subsequently terminated the contract for alleged default. The MTA is seeking monetary damages and other relief under the contract, including the cost to complete the contract and potential re-procurement costs. The contract had a total value of $323 million, of which $241 million was paid to us. We dispute the MTA’s allegations and are defending against them.

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

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

At June 24, 2012 and December 31, 2011, the aggregate amount of liabilities recorded relative to environmental matters was $961 million and $932 million, of which $843 million and $814 million is recorded in other noncurrent liabilities on the Balance Sheets at June 24, 2012 and December 31, 2011, with the remainder recorded in other current liabilities. We have recorded receivables totaling $834 million and $808 million at June 24, 2012 and December 31, 2011, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $732 million and $706 million are recorded in other noncurrent assets on the Balance Sheets at June 24, 2012 and December 31, 2011, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately twenty years.

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

We reasonably cannot determine the extent of our financial exposure in all cases at this time. There are a number of former operating facilities that we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. We also are pursuing claims for contribution to site cleanup costs against other PRPs, including the U.S. Government.

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

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $3.4 billion and $3.9 billion at June 24, 2012 and December 31, 2011. The decline between periods primarily was due to a scheduled reduction in a letter of credit issued to secure advance payments received under an F-16 contract from an international customer. The letter of credit was reduced as certain events occurred during the period of performance in accordance with the contract terms.

At June 24, 2012 and December 31, 2011, third-party guarantees totaled $863 million and $907 million, of which approximately 85% related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through June 24, 2012, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former joint venture partners.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $404 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $400 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 24, 2012, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 24, 2012			December 31, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$ 74	$ 74	$ —	$ 91	$ 91	$ —
Mutual funds	339	339	—	380	380	—
U.S. Government securities	235	—	235	211	—	211
Other securities	150	—	150	102	—	102
Derivatives	41	—	41	43	—	43
Liabilities
Derivatives	25	—	25	26	—	26

Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans. The fair values of equity securities and mutual funds were determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities were determined using model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 24, 2012.

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

The aggregate notional amount of our outstanding foreign currency hedges at June 24, 2012 and December 31, 2011 was $1.4 billion and $1.7 billion. The aggregate notional amount of our outstanding interest rate swaps at June 24, 2012 and December 31, 2011 was $475 million and $450 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 24, 2012 and June 26, 2011. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying values for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $8.2 billion and $7.8 billion at June 24, 2012 and December 31, 2011, and the carrying value was $6.5 billion at both June 24, 2012 and December 31, 2011. The estimated fair value was determined based on quoted prices for similar instruments in active markets (Level 2).

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 8 – OTHER

Stockholders’ Equity

Share Repurchases

During the six months ended June 24, 2012, we repurchased 4.9 million shares of our common stock for $428 million, of which 0.1 million shares purchased for $5 million were settled and paid for in the third quarter of 2012. As of June 24, 2012, we had repurchased a total of 47.9 million shares of our common stock under our share repurchase program for $3.6 billion, and had remaining authorization of $2.9 billion for future share repurchases. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Stock Option and Restricted Stock Unit Grants

In January 2012, we granted certain employees 3.4 million options to purchase our common stock with an estimated grant date fair value of $10.57 per option, which was estimated using the Black-Scholes option pricing model. Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant, which was $82.01. In January 2012, we also granted certain employees 2.0 million restricted stock units (RSUs) with a grant date fair value of $81.93 per RSU. The grant date fair value of RSUs is equal to the closing market price of our common stock on the date of grant less a discount to reflect the delay in payment of cash dividend-equivalents that are made only upon vesting. We recognize the fair value of the awards as compensation expense for substantially all awards ratably over the vesting period, which is typically three years.

Dividends

During the quarter and six months ended June 24, 2012, we declared cash dividends totaling $331 million ($1.00 per share) and $659 million ($2.00 per share). During the quarter and six months ended June 26, 2011, we declared cash dividends totaling $520 million ($1.50 per share) and $786 million ($2.25 per share). The 2011 dividend amounts also include the declaration of our 2011 third quarter dividend totaling $258 million ($.75 per share).

Income Taxes

Our effective income tax rates from continuing operations were 30.1% and 29.9% during the quarter and six months ended June 24, 2012, and 18.5% and 24.0% during the quarter and six months ended June 26, 2011. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and dividends paid to certain defined contribution plans with an employee stock ownership plan feature. The rates for the quarter and six months ended June 26, 2011 included a reduction to income tax expense of $89 million ($.26 per share for the quarter and $.25 per share for the six months ended June 26, 2011) through the elimination of liabilities for unrecognized tax benefits as a result of the U.S. Congressional Joint Committee on Taxation completing its review of the IRS Appeals Division’s resolution of adjustments related to tax years 2003 through 2008. In addition, the effective income tax rate for the quarter and six months ended June 26, 2011 included the U.S. research and development tax credit that expired on December 31, 2011.

We made net federal and foreign income tax payments of $690 million and $229 million during the six months ended June 24, 2012 and June 26, 2011. Net federal and foreign income tax payments made during the six months ended June 26, 2011 included a refund of $250 million from the Internal Revenue Service (IRS) related to estimated taxes paid for the 2010 calendar year.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

Severance Activities

During the quarter ended June 26, 2011, we recorded severance charges totaling $97 million, net of state tax benefits, of which $49 million and $48 million related to our Aeronautics and Space Systems business segments. The charges reduced our net earnings by $63 million ($.18 per share) for the quarter and six months ending June 26, 2011. Employees received lump-sum severance payments based on years of service. During the six months ended June 24, 2012, we made severance payments of approximately $65 million related to these severance actions, including payments related to severance actions taken in the third quarter of 2011. As of June 24, 2012, substantially all amounts related to the 2011 severance actions have been paid.

Discontinued Operations

Discontinued operations include the operating results of Savi Technology, Inc. (Savi) and also Pacific Architects and Engineers, Inc. (PAE), a business within our IS&GS business segment, through the date of its sale on April 4, 2011. In September 2011, we committed to a plan to sell Savi, a logistics business within our Electronic Systems business segment.

Amounts related to discontinued operations were not material for the quarter and six months ended June 24, 2012 and the quarter ended June 26, 2011. For the six months ended June 26, 2011, net sales and pre-tax loss from discontinued operations were $167 million and $56 million. Additional amounts related to the completion of certain post-closing items, such as working capital adjustments, may be recorded in discontinued operations in periods subsequent to the sale date. The assets and liabilities of Savi have not been classified as held for sale on our Balance Sheets as the amounts are not material.

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

In any particular period, due to the nature of inception-to-date adjustments and other changes in estimates that can occur, such as the resolution of contractual matters, reserves for disputes, asset impairments and insurance recoveries, among others, the comparability of our operating profit and return on sales percentages may be affected. Our consolidated net adjustments not related to volume, including net profit rate adjustments and other matters, increased operating profit, net of state income taxes, by approximately $595 million and $425 million for the quarters ended June 24, 2012 and June 26, 2011, and approximately $1.1 billion and $750 million for the six months ended June 24, 2012 and June 26, 2011. These adjustments increased net earnings by approximately $385 million ($1.17 per share) and $275 million ($.80 per share) for the quarters ended June 24, 2012 and June 26, 2011, and approximately $700 million ($2.13 per share) and $500 million ($1.45 per share) for the six months ended June 24, 2012 and June 26, 2011.

Recent Accounting Pronouncements

Effective January 1, 2012, we retrospectively adopted new guidance issued by the Financial Accounting Standards Board by presenting total comprehensive income and the components of net income and other comprehensive income in two separate but consecutive statements. The adoption of this guidance resulted only in a change in how we present other comprehensive income in our consolidated financial statements and did not have any impact on our results of operations, financial position, or cash flows.

Lockheed Martin Corporation

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of June 24, 2012, and the related consolidated statements of earnings and comprehensive income for the quarters and six months ended June 24, 2012 and June 26, 2011, and the consolidated statements of cash flows and stockholders’ equity for the six months ended June 24, 2012 and June 26, 2011. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

July 25, 2012

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

INDUSTRY CONSIDERATIONS

The U.S. Government continues to focus on discretionary spending, entitlements, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. The Administration and Congress are attempting to balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment imposed by the Budget Control Act of 2011 (Budget Act), which reduces defense spending by a minimum of $487 billion over a ten-year period starting in government fiscal year (GFY) 2012. In light of the Budget Act and deficit reduction pressures generally, it is likely that discretionary spending by the federal government will remain constrained for a number of years.

Notably, should Congress and the Administration fail to change or delay a pending sequestration of appropriations in GFY 2013 imposed by the Budget Act, our customers’ budgets would be reduced immediately and significantly in January 2013, and there would be a direct and significant impact upon our customers’ procurement of products and services. The investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. The possibility remains, however, that our programs could be reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities following the general elections in November 2012 or the implementation of sequestration.

While the specific effects of sequestration cannot yet be determined, automatic across-the-board budget cuts would approximately double the amount of the ten-year $487 billion reduction in defense spending already required by the Budget Act and would have significant consequences to our business and industry. There would be disruption of ongoing programs, initiatives (including partial or complete terminations) and our supply chain, potential facilities closures and thousands of personnel reductions across the industry that would severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. These effects of the Budget Act and sequestration could undermine a key provision of the new DoD security strategy, which is to preserve the industrial base.

The precise nature of sequestration reductions will not be determined until the Administration issues authoritative guidance on how to interpret and execute various aspects of the law. General estimates suggest that sequestration could result in an amount in excess of $50 billion, or approximately a 10% or more reduction in the GFY 2013 base defense budget, to approximately $475 billion. At this point, we understand that cuts are likely to be applied across-the-board at the individual program, project and activity level, thus impacting all defense programs and contractors regardless of how they align to our country’s most critical national priorities and mission areas. In addition, general estimates suggest that sequestration could result in an approximate 8% reduction to non-DoD U.S. Government programs. Consequently, we expect that sequestration will have a material effect on our results of operations, earnings, and cash flows as 82% of our $46.5 billion in 2011 net sales were from the U.S. Government, including 61% from the DoD, and 21% from non-DoD U.S. Government programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Based on our preliminary understanding of sequestration and noting that it is difficult to estimate given the lack of authoritative guidance on how sequestration would be implemented, we believe that if Congress and the Administration fail to change or delay sequestration, our 2013 net sales would be lower than expected 2012 net sales. However, subject to the uncertainty described above, we expect that the full impact of sequestration on our operating results may lag due to our production contract backlog being funded with money from the U.S. Government’s GFY 2012 and prior budgets. Consequently, we expect that our 2013 net sales with the U.S. Government would not reflect the entire general estimate of percentage reductions described above and 2014 net sales with the U.S. Government would more closely reflect the entire general estimate of percentage reductions described above, subject to the uncertainty described above. Earnings and cash flow reductions, prior to restructuring activities, would generally follow a pattern similar to the net sales reductions. We are unable to reasonably estimate the cost and cash flow impact of any restructuring initiatives (potentially including but not limited to severance charges, facility closure expenses, and impairment charges) to align our cost structure to a lower sales base.

Sequestration likely would result in significant rescheduling or termination activity with our supplier base. Such activity likely would result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals and the costs of negotiating settlement agreements. It would be our expectation that these costs would be recovered from the U.S. Government. Without specific guidance to the contrary from the Administration as to the implementation of sequestration, we may issue conditional notices under the Worker Adjustment and Retraining Notification (WARN) Act in 2012 to a substantial number of employees in our workforce due to potential job terminations. These notifications could occur as early as the third quarter of this year. We expect to recover the supplier and severance costs described above from our customers.

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is long-term and involves many types of contracts for the design, development, and manufacturing of products and related activities with varying delivery schedules, the results of operations of a particular period, or period-to-period comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be viewed in this context. All per share amounts cited in this discussion are presented on a “per diluted share” basis. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Operating results
Net sales	$11,921	$11,543	$23,214	$22,169
Cost of sales	(10,741)	(10,637)	(21,057)	(20,449)
Other income, net	20	87	55	137

Operating profit	1,200	993	2,212	1,857
Interest expense	(96)	(84)	(192)	(169)
Other non-operating income, net	13	9	48	28
Income tax expense	(336)	(170)	(619)	(412)

Net earnings from continuing operations	781	748	1,449	1,304
Net loss from discontinued operations (a)	—	(6)	—	(32)

Net earnings	781	742	1,449	1,272

Diluted earnings (loss) per common share
Continuing operations	$2.38	$2.16	$4.41	$3.73
Discontinued operations (a)	—	(.02)	—	(.09)

Total	$2.38	$2.14	$4.41	$3.64

(a)

Discontinued operations for 2011 include the operating results of Savi Technology, Inc. (Savi) and also Pacific Architects and Engineers, Inc. (PAE) through the date of its sale on April 4, 2011 (Note 8, under the caption “Discontinued Operations”). Amounts related to discontinued operations during 2012 are not material and, accordingly, have been included in operating profit.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following provides an overview of our consolidated results of operations by focusing on key elements. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems business segments, and most of our services sales are generated in our IS&GS and Electronic Systems business segments. Our consolidated net sales were as follows (in millions):

Net Sales

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales
Products	$ 9,543	$ 9,113	$18,691	$17,613
Services	2,378	2,430	4,523	4,556
Total	$11,921	$11,543	$23,214	$22,169

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

Net sales for the quarter ended June 24, 2012 were $11.9 billion, a $378 million or 3% increase over the quarter ended June 26, 2011 net sales of $11.5 billion. The increase was due to a $430 million or 5% increase in product sales, partially offset by a $52 million or 2% decrease in services sales. Net sales for the six months ended June 24, 2012 were $23.2 billion, a $1.0 billion or 5% increase over the six months ended June 26, 2011 net sales of $22.2 billion. The increase was due to a $1.1 billion or 6% increase in product sales, partially offset by a $33 million or 1% decrease in services sales.

Product Sales

The increase of $430 million or 5% in product sales during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011 was attributable to higher product sales at our Space Systems and Electronic Systems business segments, partially offset by lower product sales at our IS&GS business segment. Product sales at our Aeronautics business segment were comparable during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011. Product sales at Space Systems increased about $390 million during the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011 primarily due to two deliveries of commercial satellites (versus no deliveries in the quarter ended June 26, 2011), increased production volume and risk retirements on the Orion Multi-Purpose Crew Vehicle (Orion) program, and increased volume on various strategic and defensive missile systems programs, partially offset by lower net sales from the NASA External Tank program, which ended in connection with the completion of the Space Shuttle program in the second quarter of 2011. Electronic Systems’ product sales increased approximately $170 million during the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011 primarily due to higher volume and risk retirements from ship and aviation programs (such as Persistent Threat Detection System (PTDS), Littoral Combat Ship (LCS), and MH-60), and tactical missile programs (such as Multiple Launch Rocket System (MLRS) and Javelin) partially offset by decreased volume on various air defense programs (such as Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD)), fire control systems programs (such as Sniper and Target Acquisition Designation Sight/Pilot Night Vision Sensor (TADS/PNVS)), and integrated warfare systems and sensors programs (such as Aegis and DDG-1000). Product sales at IS&GS during the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011 decreased by about $130 million primarily due to the cessation of the Airborne Maritime Fixed Station Joint Tactical Radio System (JTRS) program, the completion of the U.K. Census program in the fourth quarter of 2011, and decreased volume on various other programs, partially offset by higher net sales as a result of increased activity on numerous programs. Product sales at Aeronautics were relatively unchanged between the quarters ended June 24, 2012 and June 26, 2011. Higher net sales from increased production volume on the F-35 Low Rate Initial Production (LRIP) contracts and three additional F-16 aircraft deliveries were partially offset by lower net sales from the F-35 development contract principally due to the inception-to-date effect of reducing the profit booking rate (see “Status of F-35 Program” for additional information) and to a lesser extent lower volume, one less C-5M aircraft delivery, and decreased production on the F-22 program as final aircraft deliveries were completed in the second quarter of 2012, partially offset by the resolution of a contractual matter, and lower volume on other Aeronautics sustainment programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The increase of $1.1 billion or 6% in product sales during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011 was attributable to higher product sales at our Aeronautics, Space Systems, and Electronic Systems business segments, partially offset by lower product sales at our IS&GS business segment. Product sales at Aeronautics increased about $530 million during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 primarily due to increased production volume on the F-35 LRIP contracts, an increase in aircraft deliveries (including 11 additional F-16’s and four additional C-130J’s), and F-16 sustainment activities, partially offset by decreased production volume on the F-22 program described in the preceding paragraph, lower net sales on the F-35 development contract due to the inception-to-date effect of reducing the profit booking rate (see “Status of F-35 Program” for additional information) and decreased volume, and lower volume on other Aeronautics sustainment programs. Product sales at Space Systems increased about $450 million during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 primarily due to two deliveries of commercial satellites (versus no deliveries in the six months ended June 26, 2011), increased production volume and risk retirements on the Orion program, and increased volume on various strategic and defensive missile systems programs, partially offset by lower net sales from the NASA External Tank program described in the preceding paragraph. Electronic Systems’ product sales increased approximately $340 million during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 primarily due to higher volume and risk retirements from certain ship and aviation programs (such as PTDS, LCS, and MH-60) and tactical missiles programs (such as Javelin), partially offset by decreased volume from fire control systems programs (such as Sniper and TADS/PNVS), various air defense programs (such as PAC-3 and THAAD), and integrated warfare systems and sensors programs (such as DDG-1000 and the Medium Extended Air Defense System). Product sales at IS&GS decreased during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 by about $240 million primarily due to the cessation of the JTRS program, the completion of the U.K. Census program in the fourth quarter of 2011, and decreased volume on various other programs partially offset by higher net sales as a result of increased activity on numerous programs.

Services Sales

Our services sales decreased $52 million or 2% during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011, and decreased $33 million or 1% during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011. Most of our services sales are generated in our IS&GS and Electronic Systems business segments. The decline in services sales between both quarterly and year-to-date periods primarily was attributable to lower services sales at our Electronic Systems business segment, partially offset by higher services sales at our IS&GS business segment. Services sales at Electronic Systems decreased about $80 million and $120 million during the quarter and six months ended June 24, 2012 compared to the quarter and six months ended June 26, 2011 primarily due to decreased volume on various training and logistics programs. IS&GS’ services sales increased approximately $30 million and $80 million during the quarter and six months ended June 24, 2012 compared to the quarter and six months ended June 26, 2011 primarily due to higher net sales as a result of increased activity on various services contracts, including net sales from an acquisition in the fourth quarter of 2011, partially offset by lower net sales from the completion of the Outsourcing Desktop Initiative for NASA (ODIN) program.

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

Our consolidated cost of sales were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Cost of sales
Cost of product sales	$ 8,351	$ 8,107	$16,431	$15,694
% of product sales	87.5%	89.0%	87.9%	89.1%
Cost of services sales	2,115	2,177	4,032	4,103
% of services sales	88.9%	89.6%	89.1%	90.1%
Severance charges	—	97	—	97
Other unallocated costs	275	256	594	555
Total	$10,741	$10,637	$21,057	$20,449

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

Cost of sales for the quarter ended June 24, 2012 were $10.7 billion, a $104 million or 1% increase over the quarter ended June 26, 2011 cost of sales of $10.6 billion. The increase was due to a $244 million increase in cost of product sales and a $19 million increase in other unallocated costs, partially offset by a $62 million decrease in cost of services sales and a reduction in severance charges of $97 million as further discussed in the following sections. Cost of sales for the six months ended June 24, 2012 were $21.1 billion, a $608 million or 3% increase over the six months ended June 26, 2011 cost of sales of $20.4 billion. The increase was due to a $737 million increase in cost of product sales and a $39 million increase in other unallocated costs, partially offset by a $71 million decrease in cost of services sales and a reduction in severance charges of $97 million as further discussed in the following sections.

Cost of Product Sales

The increase of $244 million or 3% in cost of product sales during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011 was attributable to higher cost of product sales at our Space Systems and Electronic Systems business segments, partially offset by lower cost of product sales at our IS&GS and Aeronautics business segments. Cost of product sales increased at Space Systems by about $300 million during the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011 primarily due to the delivery of two commercial satellites (versus no deliveries in the quarter ended June 26, 2011) and increased volume on various strategic and defensive missile systems programs. Cost of product sales at Electronic Systems increased by approximately $145 million during the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011 primarily due to increased volume on ship and aviation programs (such as PTDS, LCS, and MH-60). Cost of product sales at IS&GS decreased by about $160 million during the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011 primarily due to the cessation of the JTRS program, the completion of the U.K. Census program in the fourth quarter of 2011, and decreased volume on various other programs. Cost of product sales at Aeronautics decreased by approximately $40 million during the quarter ended June 24, 2012 compared to the quarter ended June 26, 2011 primarily due to one less C-5M aircraft delivery, lower volume on the F-22 production program, risk retirements on C-130 international production contracts, and decreased volume on the F-35 development contract. The 1.5% decrease in percentage of cost of product sales relative to product sales primarily was due to risk retirements and other factors on numerous programs at IS&GS and Aeronautics.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The increase of $737 million or 5% in cost of product sales during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011 was attributable to higher cost of product sales at our Aeronautics, Space Systems, and Electronic Systems business segments, partially offset by lower cost of product sales at our IS&GS business segment. Cost of product sales at Aeronautics increased by about $450 million during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 primarily due to increased production volume on various programs, including F-35 LRIP contracts, and the impact of additional aircraft deliveries. Cost of product sales increased at Space Systems by about $340 million during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 primarily due to two deliveries on commercial satellites (versus no deliveries in the six months ended June 26, 2011) and increased volume on the Orion program and on various strategic and defensive missile systems programs. Cost of product sales at Electronic Systems increased by approximately $210 million during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 primarily due to increased volume on ship and aviation programs (such as PTDS, LCS, and MH-60). Cost of product sales at IS&GS decreased by about $260 million during the six months ended June 24, 2012 compared to the six months ended June 26, 2011 primarily due to the cessation of the JTRS program, the completion of the U.K. Census program in the fourth quarter of 2011, and decreased volume on various other programs. The 1.2% decrease in percentage of cost of product sales relative to product sales primarily was due to risk retirements and other factors on numerous programs at IS&GS and Electronic Systems.

Cost of Services Sales

Our cost of services sales decreased $62 million or 3% during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011, and decreased $71 million or 2% during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011. Most of our cost of services sales are in the Electronic Systems and IS&GS business segments. The decline in cost of services sales between both quarterly and year-to-date periods primarily was attributable to lower cost of services sales at our Electronic Systems business segment, partially offset by higher cost of services sales at our IS&GS business segment. Cost of services sales at Electronic Systems decreased about $110 million and $170 million during the quarter and six months ended June 24, 2012 compared to the quarter and six months ended June 26, 2011 primarily due to lower volume on various training and logistics services and other programs. IS&GS’ cost of services sales increased approximately $60 million and $110 million during the quarter and six months ended June 24, 2012 compared to the quarter and six months ended June 26, 2011 primarily due to increased activities on various services contracts, including cost of sales from an acquisition in the fourth quarter of 2011.

The percentage of cost of services sales relative to services sales decreased 0.7% during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011, and decreased 1.0% during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011. The decreases between both quarterly and year-to-date periods primarily were due to risk retirements and other factors on numerous programs at Electronic Systems partially offset by an increase in costs as a percentage of services sales on numerous programs at IS&GS.

Severance Charges

During the quarter ended June 26, 2011, we recorded severance charges totaling $97 million, net of state tax benefits, of which $49 million and $48 million related to our Aeronautics and Space Systems business segments. The charges reduced our net earnings by $63 million ($.18 per share) for the quarter and six months ended June 26, 2011. These severance actions related to the elimination of certain positions through either voluntary or involuntary actions. We recovered a significant amount of these charges through the pricing of our products and services to the U.S. Government and other customers. Space Systems paid and recovered most of its severance charges in the second half of 2011, while Aeronautics paid and recovered most of its severance charges during the quarter ended March 25, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Unallocated Costs

Other unallocated costs principally include the non-cash FAS/CAS pension adjustment, stock-based compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of product and services sales (see Note 3 for a description of these items). Other unallocated costs were $275 million and $594 million for the quarter and six months ended June 24, 2012 as compared to $256 million and $555 million for the quarter and six months ended June 26, 2011. In both periods, the increase primarily was due to fluctuations in expense associated with various corporate items, none of which were individually significant, partially offset by a decrease in the non-cash FAS/CAS pension adjustment of $22 million and $46 million for the quarter and six months ended June 24, 2012 from the comparable 2011 periods.

Other Income, Net

Other income, net for the quarter and six months ended June 24, 2012 was $20 million and $55 million, as compared to $87 million and $137 million for the quarter and six months ended June 26, 2011. The decrease in both periods primarily was due to lower equity earnings in affiliates recorded in 2012 as compared to 2011.

Operating Profit

Our operating profit for the quarter ended June 24, 2012 was $1.2 billion, a $207 million or 21% increase from the $993 million for the quarter ended June 26, 2011. Our operating profit for the six months ended June 24, 2012 was $2.2 billion, a $355 million or 19% increase from the $1.9 billion for the six months ended June 26, 2011. In both periods, the increase in operating profit primarily was attributable to increased operating profit at our Aeronautics, Electronic Systems, and Space Systems business segments and a reduction in severance charges and the non-cash FAS/CAS pension adjustment. These increases in operating profit partially were offset by an increase in other unallocated costs attributable to various corporate activities, a decline in other income, net, and a decline in operating profit at our IS&GS business segment.

Interest Expense

Interest expense for the quarter and six months ended June 24, 2012 was $96 million and $192 million, as compared to $84 million and $169 million for the quarter and six months ended June 26, 2011. The increase in both periods primarily was due to increased interest expense from the $2.0 billion issuance of long-term debt in the quarter ended September 25, 2011, partially offset by the redemption of certain notes in the quarter ended December 31, 2011.

Other Non-Operating Income, Net

Other non-operating income, net was $13 million and $48 million for the quarter and six months ended June 24, 2012, compared to $9 million and $28 million for the quarter and six months ended June 26, 2011. The increase in both periods primarily was due to a gain from the sale of an investment. The increase for the quarter ended June 24, 2012 partially was offset by unrealized net losses on marketable securities held to fund certain non-qualified employee benefit obligations.

Income Tax Expense

Our effective income tax rates from continuing operations were 30.1% and 29.9% during the quarter and six months ended June 24, 2012, and 18.5% and 24.0% during the quarter and six months ended June 26, 2011. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and dividends paid to certain defined contribution plans with an employee stock ownership plan feature. The rates for the quarter and six months ended June 26, 2011 included a reduction to income tax expense of $89 million ($.26 per share for the quarter and $.25 per share for the six months ended June 26, 2011) through the elimination of liabilities for unrecognized tax benefits as a result of the U.S. Congressional Joint Committee on Taxation completing its review of the IRS Appeals Division’s resolution of adjustments related to tax years 2003 through 2008. In addition, the effective income tax rate for the quarter and six months ended June 26, 2011 included the U.S. research and development tax credit that expired on December 31, 2011.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our deferred tax assets as of June 24, 2012 were $5.5 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. The amount of deferred tax assets will change periodically based on several factors, including the annual re-measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

Net earnings from continuing operations for the quarter and six months ended June 24, 2012 was $781 million ($2.38 per share) and $1.4 billion ($4.41 per share) compared to $748 million ($2.16 per share) and $1.3 billion ($3.73 per share) for the quarter and six months ended June 26, 2011. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above. Earnings per share also benefited from a net decrease of 10.8 million common shares outstanding from June 26, 2011 to June 24, 2012 as a result of share repurchases, which were partially offset by share issuances under our stock-based awards and certain defined contribution plans.

Net Loss from Discontinued Operations

Discontinued operations include the operating results for Savi and also PAE through the date of its sale on April 4, 2011. There was no material net earnings (loss) from discontinued operations for the quarter and six months ended June 24, 2012. Net loss from discontinued operations for the quarter and six months ended June 26, 2011 was $6 million ($.02 per share) and $32 million ($.09 per share).

BUSINESS SEGMENT RESULTS OF OPERATIONS

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to our third-party contracts.

Operating profit of our business segments includes the equity earnings or losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for stock-based compensation programs; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to material severance actions in 2011 (Note 8, under the caption “Severance Activities”); gains or losses from divestitures; the effects of legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expense, net” between operating profit from our business segments and our consolidated operating profit.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales
Aeronautics	$ 3,408	$ 3,390	$ 7,114	$ 6,542
Electronic Systems	3,866	3,780	7,475	7,262
Information Systems & Global Solutions	2,263	2,361	4,353	4,510
Space Systems	2,384	2,012	4,272	3,855
Total net sales	$11,921	$11,543	$23,214	$22,169

Operating profit
Aeronautics	$ 454	$ 397	$ 839	$ 725
Electronic Systems	526	478	1,067	910
Information Systems & Global Solutions	208	213	396	407
Space Systems	282	263	508	480
Total business segment operating profit	1,470	1,351	2,810	2,522
Unallocated expense, net
Non-cash FAS/CAS pension adjustment
FAS pension expense	(486)	(456)	(971)	(911)
Less: CAS expense	(278)	(226)	(556)	(450)
Non-cash FAS/CAS pension adjustment	(208)	(230)	(415)	(461)
Severance charges(a)	—	(97)	—	(97)
Stock-based compensation	(45)	(40)	(87)	(79)
Other, net (b)	(17)	9	(96)	(28)
Total unallocated expense, net	(270)	(358)	(598)	(665)
Total consolidated operating profit	$ 1,200	$ 993	$ 2,212	$ 1,857

(a)

The severance charges for 2011 consist of amounts, net of state taxes, related to actions taken at our Aeronautics and Space Systems business segments (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not material are included in segment operating profit.

(b)

The change between the periods was attributable to changes in the market value of securities underlying certain deferred compensation liabilities and changes in other corporate items, none of which were individually significant.

Many of our contracts are multi-billion dollar contracts that span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and costs aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (for example, a newly-developed product versus a mature product), the schedule and associated tasks (for example, the number and type of milestone events), and costs (for example, material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and costs aspects of the contract. Alternatively, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

We have a number of programs that are designated as classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results, and are subjected to the same oversight and internal controls as our other programs.

Our net sales are derived from long-term contracts for products and services provided to the U.S. Government as well as FMS conducted through the U.S. Government. We account for these contracts, as well as product contracts for non-U.S. Government customers, under the POC method of accounting which represent approximately 95% of our net sales. We derive our remaining net sales from contracts to provide services to non-U.S. Government customers, which we account for under the services method of accounting.

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

In the discussion of comparative segment results, changes in net sales and segment operating profit generally are expressed in terms of volume. Changes in volume refer to increases or decreases in sales resulting from varying production activity levels, deliveries, or service levels on individual contracts. Volume changes typically include a corresponding change in segment operating profit based on the current profit booking rate for a particular contract.

In addition, comparability of our segment operating profit may be impacted by changes in estimated profit booking rates. Increases in the estimated profit booking rates on our contracts accounted for using the POC method of accounting, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the total estimated costs at completion and a reduction of the estimated profit booking rate. Increases or decreases in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit may also be impacted, favorably or unfavorably, by matters that are not accounted for using the POC method of accounting, such as the resolution of contractual matters, reserves for disputes, asset impairments and insurance recoveries, among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit rate adjustments and the resolution of contractual matters, increased segment operating profit by approximately $595 million and $425 million for the quarters ended June 24, 2012 and June 26, 2011, and approximately $1.1 billion and $750 million for the six months ended June 24, 2012 and June 26, 2011. The 2012 net amounts include significant profit reductions for both our Aeronautics business segment (as described on pages 30 and 36) and our Electronic Systems business segment (as described on page 31).

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales	$3,408	$3,390	$7,114	$6,542
Operating profit	454	397	839	725
Operating margins	13.3%	11.7%	11.8%	11.1%

Net sales in the Aeronautics business segment increased $18 million, or 1%, during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011. The increase was attributable to higher net sales of approximately $200 million from increased production volume on F-35 LRIP contracts after considering the effect of the International Association of Machinists and Aerospace Workers strike which was settled on June 28, 2012; and about $130 million from F-16 programs primarily as a result of increased aircraft deliveries (10 F-16 aircraft delivered in the quarter ended June 24, 2012 compared to seven in the quarter ended June 26, 2011); while sales from C-130 programs remained comparable. Partially offsetting the increases were lower net sales of approximately $140 million from the F-35 development contract principally due to the inception-to-date effect of reducing the profit booking rate and to a lesser extent lower volume; about $115 million primarily due to a decrease in C-5M aircraft deliveries (no C-5M aircraft delivered in the quarter ended June 24, 2012 compared to one in the quarter ended June 26, 2011); approximately $40 million from the F-22 program due principally to decreased production as final aircraft deliveries were completed in the quarter ended June 24, 2012, partially offset by the resolution of a contractual matter; and about $20 million principally due to lower volume on other sustainment activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net sales in the Aeronautics business segment increased $572 million, or 9%, during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011. The increase was attributable to higher net sales of approximately $460 million from increased production volume on F-35 LRIP contracts after considering the effect of the strike; about $345 million from F-16 programs primarily as a result of increased aircraft deliveries (23 F-16 aircraft delivered in the six months ended June 24, 2012 compared to 12 in the six months ended June 26, 2011) and to a lesser extent F-16 sustainment activities; and approximately $240 million principally due to increased C-130J aircraft deliveries (17 C-130J aircraft delivered in the six months ended June 24, 2012 compared to 13 in the six months ended June 26, 2011); while sales from C-5 programs remained comparable. Partially offsetting these increases were lower net sales of about $215 million from the F-22 production program described in the preceding paragraph; approximately $170 million from the F-35 development contract due to the inception-to-date effect of reducing the profit booking rate and decreased volume; and about $85 million principally due to lower volume on other sustainment activities.

Operating profit in the Aeronautics business segment increased $57 million, or 14%, during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011. The increase was attributable to higher operating profit of approximately $80 million from C-130 programs principally due to risk retirements on international production contracts; about $50 million from the resolution of a contractual matter on the F-22 production program; approximately $20 million due to risk retirements on F-35 LRIP contracts; and about $20 million from F-16 programs driven by increased aircraft deliveries. Operating profit from C-5 programs was comparable as the decline in profit from aircraft deliveries was largely offset by risk retirements on C-5 sustainment activities. Partially offsetting the increases were lower operating profit of approximately $85 million from the F-35 development contract principally due to the inception-to-date effect of reducing the profit booking rate to reflect lower estimated incentive fees on the contract (see “Status of F-35 Program” for additional information), and about $25 million principally from lower profit booking rate adjustments on other sustainment activities. Adjustments not related to volume, including net profit rate adjustments and the resolution of the contractual matter described above, were approximately $35 million higher in the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011.

Operating profit in the Aeronautics business segment increased $114 million, or 16%, during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011. The increase was attributable to higher operating profit of approximately $100 million from C-130 programs due to risk retirements on international production contracts, increased aircraft deliveries, and higher volume on sustainment activities; about $50 million from F-16 programs driven by increased aircraft deliveries; approximately $35 million from F-35 LRIP contracts due to increased risk retirements and production; about $20 million from C-5 programs due to increased risk retirements; and approximately $15 million from the F-22 production program principally including the $50 million resolution of the contractual matter partially offset by lower volume and risk retirements. Partially offsetting these increases were lower operating profit of about $85 million from the F-35 development contract principally due to the inception-to-date effect of reducing the profit booking rate; and about $20 million principally from lower profit booking rate adjustments on other sustainment activities. Adjustments not related to volume, including net profit rate adjustments and the resolution of the contractual matter described above, were approximately the same in the six months ended June 24, 2012 as compared to the six months ended June 26, 2011.

We expect our Aeronautics business segment will experience a low single digit percentage decrease in net sales for 2012 as compared to 2011, operating profit will increase at a low single digit percentage range from 2011 levels, and operating margins will accordingly increase between the years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Electronic Systems

Summary operating results for our Electronic Systems business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales	$3,866	$3,780	$7,475	$7,262
Operating profit	526	478	1,067	910
Operating margins	13.6%	12.6%	14.3%	12.5%

Net sales in the Electronic Systems business segment increased $86 million, or 2%, during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011. The increase was attributable to higher volume and risk retirements of approximately $245 million from ship and aviation programs (PTDS, LCS, MH-60) and about $65 million from tactical missile programs (MLRS, Javelin). Partially offsetting these increases were lower net sales due to decreased volume on various programs including approximately $100 million from air defense programs (PAC-3, THAAD); about $45 million from numerous programs, primarily training and logistics programs; approximately $40 million from fire control systems programs (Sniper, TADS/PNVS); and about $40 million from integrated warfare systems and sensors programs (Aegis, DDG-1000).

Net sales in the Electronic Systems business segment increased $213 million, or 3%, during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011. The increase was attributable to higher volume and risk retirements of approximately $425 million from ship and aviation programs (PTDS, LCS, MH-60); and about $95 million from tactical missiles programs (Javelin). Partially offsetting the increase were lower net sales due to decreased volume of approximately $85 million from fire control systems programs (Sniper, TADS/PNVS); about $50 million from air defense programs (PAC-3, THAAD); approximately $60 million from integrated warfare systems and sensors programs (DDG-1000, Medium Extended Air Defense System); and about $110 million from various other programs, primarily training and logistics programs.

Operating profit in the Electronic Systems business segment increased $48 million, or 10%, during the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011. The increase was attributable to higher operating profit of approximately $60 million from ship and aviation programs (PTDS, Vertical Launching System (VLS)) as a result of increased risk retirements; approximately $20 million from tactical missile programs (MLRS) as a result of increased risk retirements; and about $50 million from the resolution of contractual matters. Partially offsetting these increases was lower operating profit of about $15 million from air defense programs (PAC-3, THAAD) due to decreased volume; and over $50 million from reducing profit booking rates on certain programs, including training and logistics programs, and a net increase in various costs, including severance. Adjustments not related to volume, including net profit rate adjustments and the resolution of contractual matters described above, were approximately $90 million higher in the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011.

Operating profit in the Electronic Systems business segment increased $157 million, or 17%, during the six months ended June 24, 2012 as compared to the six months ended June 26, 2011. The increase was attributable to higher operating profit of approximately $135 million from ship and aviation programs (PTDS, VLS) as a result of increased risk retirements; about $70 million from tactical missiles programs (MLRS) due to increased risk retirements and volume; approximately $25 million from fire control systems programs as a result of increased risk retirements and volume; and about $50 million from the resolution of contractual matters. Partially offsetting these increases was lower operating profit of about $20 million for reserves on certain integrated warfare systems and sensors programs; and approximately $105 million from reducing profit booking rates on certain programs, including training and logistics programs, and a net increase in various costs, including severance. Adjustments not related to volume, including net profit rate adjustments and the resolution of contractual matters described above, were approximately $235 million higher in the six months ended June 24, 2012 as compared to the six months ended June 26, 2011.

We expect our Electronic Systems business segment’s net sales for 2012 will be comparable with 2011. We expect Electronic Systems’ operating profit to increase in the mid single digit percentage range for 2012 as compared to 2011, resulting in an increase in operating margins between the years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales	$2,263	$2,361	$4,353	$4,510
Operating profit	208	213	396	407
Operating margins	9.2%	9.0%	9.1%	9.0%

Net sales in the IS&GS business segment decreased $98 million, or 4%, during the quarter ended June 24, 2012 and $157 million, or 3%, during the six months ended June 24, 2012 as compared to the quarter and six months ended June 26, 2011. The decreases in both periods were attributable to lower net sales of approximately $55 million during the quarter ended June 24, 2012 and $120 million during the six months ended June 24, 2012 due to cessation of the JTRS program; about $40 million during quarter ended June 24, 2012 and $55 million during the six months ended June 24, 2012 from the completion of the U.K. Census program in the fourth quarter of 2011; and approximately $35 million during the quarter ended June 24, 2012 and $60 million during the six months ended June 24, 2012 from the completion of the ODIN program. Partially offsetting the decreases were higher net sales as a result of increased activity on numerous programs, including net sales from an acquisition in the fourth quarter of 2011.

The declines in operating profit in the IS&GS business segment during the quarter and six months ended June 24, 2012 as compared to the quarter and six months ended June 26, 2011 were attributable to lower net sales. Adjustments not related to volume, including net profit rate adjustments, were about the same in the quarter ended June 24, 2012 as compared to the quarter ended June 26, 2011, and approximately $40 million higher in the six months ended June 24, 2012 as compared to the six months ended June 26, 2011.

We expect our IS&GS business segment will experience a mid to upper single digit percentage decrease in net sales for 2012 as compared to 2011. The decline is primarily due to the completion of various programs including ODIN, the U.K. Census, and JTRS, and we do not expect that this work will be replaced by other contracts due to the fiscal pressures constraining government purchases of information technology and other products and services. We expect IS&GS’ operating profit to decrease in the upper single digit percentage range for 2012 as compared to 2011 as a result of the lower sales volume, resulting in a slight decline in operating margins between the years.

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net sales	$2,384	$2,012	$4,272	$3,855
Operating profit	282	263	508	480
Operating margins	11.8%	13.1%	11.9%	12.5%

Net sales in the Space Systems business segment increased $372 million, or 18%, during the quarter ended June 24, 2012 and $417 million, or 11%, during the six months ended June 24, 2012 as compared to the quarter and six months ended June 26, 2011. The increases in both periods were attributable to higher net sales as a result of increased commercial satellite deliveries of approximately $285 million during both the quarter and six months ended June 24, 2012 (two deliveries in the quarter and six months ended June 24, 2012 compared to none in the quarter and six months ended June 26, 2011); about $70 million during the quarter ended June 24, 2012 and $130 million during the six months ended June 24, 2012 due to increased production volume and risk retirements on the Orion program; and approximately $45 million during the quarter ended June 24, 2012 and $50 million during the six months ended June 24, 2012 due to increased volume on various strategic and defensive missile systems programs. Partially offsetting these increases were lower net sales of about $15 million during the quarter ended June 24, 2012 and $35 million during the six months ended June 24, 2012 from the NASA External Tank program, which ended in connection with the completion of the Space Shuttle program in the second quarter of 2011.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Operating profit in the Space Systems business segment increased $19 million, or 7%, during the quarter ended June 24, 2012 and $28 million, or 6%, during the six months ended June 24, 2012 as compared to the quarter and six months ended June 26, 2011. The increases in both periods were attributable to higher operating profit of approximately $45 million during the quarter ended June 24, 2012 and $55 million during the six months ended June 24, 2012 due to increased commercial satellite deliveries and risk retirements; and about $35 million during the quarter ended June 24, 2012 and $40 million during the six months ended June 24, 2012 primarily due to increased risk retirements on the Orion program. Partially offsetting these increases were lower equity earnings of $70 million during the quarter ended June 24, 2012 and $80 million during the six months ended June 24, 2012. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $35 million higher in the quarter ended June 24, 2012 and $40 million higher in the six months ended June 24, 2012 as compared to the corresponding periods in 2011.

Total equity earnings recognized by the Space Systems business segment from United Launch Alliance (ULA) and United Space Alliance (USA) represented about $10 million, or 4%, and approximately $50 million, or 10%, of this segment’s operating profit during the quarter and six months ended June 24, 2012. The level of equity earnings are expected to trend higher during the second half of 2012 as compared to the first half of 2012. During the quarter and six months ended June 26, 2011, total equity earnings recognized by the Space Systems business segment from ULA and USA represented about $80 million, or 30%, and approximately $130 million, or 27%, of this segment’s operating profit.

We expect our Space Systems business segment will experience a slight decrease in operating profit for 2012 as compared to 2011 due to slightly lower sales volume as well as lower equity earnings from ULA, resulting in a slight decline in operating margins between the years.

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

	Six Months Ended
	June 24, 2012	June 26, 2011
Cash and cash equivalents at beginning of period	$3,582	$2,261

Net cash provided by operating activities	1,303	2,613
Net cash (used for) provided by investing activities	(298)	168
Net cash used for financing activities	(785)	(1,774)
Net change in cash and cash equivalents	220	1,007

Cash and cash equivalents at end of period	$3,802	$3,268

Operating Activities

Net cash provided by operating activities was $1.3 billion in the six months ended June 24, 2012, a decrease of $1.3 billion from $2.6 billion in the six months ended June 26, 2011. The decrease between periods was driven by net cash outflows of $681 million due to an increase in contributions paid to the pension trust (as discussed below), inclusive of an increase in the recovery of CAS costs on our contracts, a $593 million reduction in cash provided by operating working capital as discussed below, and a reduction in cash caused by an increase of $461 million in net federal and foreign income tax payments made during the six months ended June 24, 2012 compared to the corresponding period in 2011. These decreases partially were offset by improvements in operating results of $177 million, a net decrease of $95 million in payments related to certain severance and other charges (as discussed below), and timing of other corporate items.

The decrease in cash provided by operating working capital changes primarily was due to the timing of payment of accounts payable, a reduction in customer advance payments, and an increase in inventories, which partially were offset by the timing of collections of accounts receivable. The decrease in cash flows from customer advances and amounts in excess of costs incurred was attributable to a reduction on various programs (largely Javelin) at our Electronic Systems business segment. The change in accounts receivable primarily reflects the timing of contract negotiations and related billing activities on various programs (largely F-35) at our Aeronautics business segment which partially were offset by various programs at our Electronic Systems business segment. The decrease in cash flows from inventories was attributable to various programs (largely C-130 and C-5) at our Aeronautics business segment.

During the six months ended June 24, 2012, we made $1.1 billion in required contributions to our qualified defined benefit pension plans compared to $325 million during the six months ended June 26, 2011. During the six months ended June 24, 2012, we made approximately $65 million in payments related to certain 2011 severance actions (Note 8, under the caption “Severance Activities”), and during the six months ended June 26, 2011, we made $160 million in payments related to the Voluntary Executive Separation Program announced in 2010.

Investing Activities

The majority of our capital expenditures relate to facilities infrastructure and equipment that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures amounted to $306 million and $328 million for the six months ended June 24, 2012 and June 26, 2011. We expect that our operating cash flows will continue to be sufficient to fund our planned annual capital expenditures over the next few years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

During the six months ended June 26, 2011, we received proceeds related to the sale of PAE (Note 8) and decreased our short-term investments by $260 million. There were no material divestiture or investment activities during the six months ended June 24, 2012.

Financing Activities

We paid cash totaling $423 million and $1.3 billion for share repurchases during the six months ended June 24, 2012 and June 26, 2011. The amount paid during the six months ended June 26, 2011 included $63 million for shares we repurchased in December 2010 but that were not paid for until January 2011.

Pursuant to our share repurchase program, we are authorized to repurchase up to $6.5 billion of our common stock. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of June 24, 2012, we had repurchased a total of 47.9 million shares of our common stock under the program for $3.6 billion, and there remained $2.9 billion authorized for additional share repurchases. See Part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the quarter ended June 24, 2012.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the six months ended June 24, 2012 and June 26, 2011 totaled $235 million and $60 million. Those exercises resulted in the issuance of 3.6 million shares and 1.0 million shares during the respective periods.

During the six months ended June 24, 2012 and June 26, 2011, we paid dividends totaling $653 million ($2.00 per share) and $524 million ($1.50 per share).

Capital Resources

At June 24, 2012, we held cash and cash equivalents of $3.8 billion. Our long-term debt, net of unamortized discounts, amounted to $6.3 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of June 24, 2012, we were in compliance with all covenants contained in our debt and credit agreements.

At June 24, 2012, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through June 24, 2012. We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through June 24, 2012. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $2.2 billion at June 24, 2012, an increase of $1.2 billion from December 31, 2011. The increase primarily was due to net earnings of $1.4 billion, reclassification adjustments related to our postretirement benefit plans of $406 million included within other comprehensive income, and employee stock activity of $448 million. These increases partially were offset by dividends declared of $659 million and the repurchase of 4.9 million common shares for $428 million during the six months ended June 24, 2012. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

OTHER MATTERS

Status of F-35 Program

The F-35 program consists of multiple contracts. Under our customer’s acquisition strategy, the development contract is being performed concurrently with the LRIP contracts. Concurrent performance of development and production contracts is advantageous in complex programs to test airplanes, shorten the time to field systems, and achieve overall cost savings.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The development portion of the F-35 program is expected to continue into 2017 and currently has approximately $530 million of incentive fees remaining. After updating our estimates at completion on the contract during the second quarter, we reduced the profit booking rate to reflect lower expected estimated fees at completion. This reduced profit by approximately $85 million during the quarter to reflect the inception to date impact of the revised booking rate. In addition to other key factors, our revised estimates recognize that we have made little progress in negotiating with our customer to restructure the development contract incentive fees to tie the fees to specific milestones. For example, only $13 million of the remaining fee has recently been tied to specific milestones even though there has been significant flight and test point activity scheduled this year. In addition, when fee has been tied to milestones, the U.S. government fee determinations have been less than our self-assessment of the significant progress accomplished during the evaluation periods. We will continue to record profit at the revised booking rate for the duration of the contract unless further adjustments are necessary.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft quantities, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, executing flight tests, supplier and partner performance, software development, and receiving funding for current LRIP contracts on a timely basis. Our customer is currently delaying funding for LRIP Lot 6 until the LRIP Lot 5 contract is negotiated. This could result in material termination liability exposure in future periods if funding is not received.

Although not exclusively related to the F-35 program, on October 4, 2010, the Defense Contracting Management Agency (DCMA) withdrew its prior validation and determination of compliance of the earned value management system (EVMS) at our Fort Worth, Texas location. EVMS is a tool for managing cost and schedule performance on complex programs. The DCMA recently conducted a compliance review and concluded that although we have made notable progress toward compliance, additional corrective actions are needed to achieve full compliance. We are working on resolving the remaining corrective actions as soon as possible. The withdrawal of the prior validation and determination of compliance of the EVMS had no impact on our internal controls over financial reporting.

In January 2012, the Secretary of Defense removed the short takeoff and vertical landing (STOVL) fighter variant from “probation” as the STOVL variant completed highly successful initial sea trials aboard the USS Wasp and is demonstrating the kind of performance and maturity that is in line with the other two variants of the F-35. In the quarter ended June 24, 2012, the final three LRIP lot 2 aircraft were delivered to the U.S. Government. We have received orders for 93 production aircraft, of which 14 have been delivered through the quarter ended June 24, 2012.

We have two U.S. Government FMS customers to go along with our eight partner countries. International interest in the F-35 continues to strengthen. In 2011, the Israeli government signed a letter of offer and acceptance with the U.S. Government for the procurement of F-35 aircraft and the Japanese Ministry of Defense selected the F-35 to be its next generation fighter. Israel and Japan are expected to be the first two countries to receive the F-35 aircraft through the U.S. Government FMS process. We recently submitted a proposal to provide approximately 60 F-35 aircraft to South Korea.

Contingencies

For information regarding our contingent obligations, including off-balance sheet arrangements, see “Note 6 – Legal Proceedings and Contingencies” in this Form 10-Q.

Critical Accounting Policies

During the quarter ended June 24, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

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

ITEM 4.  Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 24, 2012. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 24, 2012.

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

Lockheed Martin Corporation

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

—

the availability of government funding for the Corporation’s products and services both domestically and internationally due to budgetary constraints, sequestration under the Budget Control Act of 2011, performance, cost, or other factors;

—	changes in government and customer priorities, requirements or contracting practices (including the potential for deferral, reduction or termination of programs);

—	quantity revisions to the F-35 program, including in the U.S. or internationally;

—	actual returns (or losses) on pension plan assets, movements in interest rates, and other changes that may affect pension plan assumptions;

—	the effect of capitalization changes (such as share repurchase activity, accelerated pension funding, stock option exercises, or debt levels);

—	difficulties in developing and producing operationally advanced technology systems;

—	the timing and customer acceptance of product deliveries;

—	materials availability and performance by key suppliers, subcontractors, and customers;

—	charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

—

the effect of future legislation, rulemaking, and changes in accounting, tax, defense, and procurement policy or interpretations, or challenges to the allowability of costs incurred under government cost accounting standards (including potential corporate tax reform);

—	the impact of future acquisitions or divestitures, joint ventures, or teaming arrangements;

—	the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts);

—	the competitive environment for the Corporation’s products and services, export policies, and potential for delays in procurement due to bid protests;

—	the ability to attract and retain key personnel and suppliers (including the potential for disruption associated with sequestration and related employee severance or supplier termination costs); and

—	economic, business, and political conditions domestically and internationally.

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

Lockheed Martin Corporation

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

Lockheed Martin Corporation

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended June 24, 2012.

The following table provides information about our repurchases during the quarter ended June 24, 2012 of our common stock that is registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Amount Available for Future Share Repurchases Under the Program (b)
				(in millions)
March 26, 2012 – April 29, 2012	—	N/A	—	$3,081
April 30, 2012 – May 27, 2012	1,121,354	$84.09	1,121,354	$2,987
May 28, 2012 – June 24, 2012	1,109,529	$82.69	1,109,529	$2,895
Total	2,230,883	$83.40	2,230,883	$2,895

(a)	We repurchased a total of 2.2 million shares of our common stock for $186 million during the quarter ended June 24, 2012 under a share repurchase program that we announced in October 2010.
(b)

Our Board of Directors has approved a share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $6.5 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. As of June 24, 2012, we had repurchased a total of 47.9 million shares under the program for $3.6 billion.

ITEM 6.  Exhibits.

Exhibit No.	Description

3.1	Bylaws of Lockheed Martin Corporation, as amended and restated effective June 28, 2012 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2012)

10.1	Lockheed Martin Corporation Severance Benefit Plan For Certain Management Employees, as amended

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Robert J. Stevens

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Bruce L. Tanner

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: July 25, 2012	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller (Chief Accounting Officer)

