Form 10-Q
period 2012-09-30
LOCKHEED MARTIN CORP
filed 2012-10-25
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☒  Accelerated Filer ☐   Non–Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2012
Common stock, $1 par value per share	323,587,437

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net sales
Products	$ 9,495	$ 9,680	$ 28,186	$ 27,293
Services	2,374	2,439	6,897	6,995
Total net sales	11,869	12,119	35,083	34,288

Cost of sales
Products	(8,413)	(8,667)	(24,844)	(24,361)
Services	(2,154)	(2,138)	(6,186)	(6,241)
Severance charges	(23)	(39)	(23)	(136)
Other unallocated costs	(298)	(279)	(892)	(834)
Total cost of sales	(10,888)	(11,123)	(31,945)	(31,572)

Gross profit	981	996	3,138	2,716
Other income, net	117	45	172	182
Operating profit	1,098	1,041	3,310	2,898

Interest expense	(97)	(89)	(289)	(258)
Other non-operating income (expense), net	45	(3)	93	25

Earnings from continuing operations before income taxes	1,046	949	3,114	2,665
Income tax expense	(319)	(284)	(938)	(696)
Net earnings from continuing operations	727	665	2,176	1,969
Net earnings from discontinued operations	—	35	—	3

Net earnings	$ 727	$ 700	$ 2,176	$ 1,972

Earnings per common share
Basic
Continuing operations	$ 2.25	$ 2.01	$ 6.72	$ 5.78
Discontinued operations	—	.11	—	.01
Basic earnings per common share	$ 2.25	$ 2.12	$ 6.72	$ 5.79
Diluted
Continuing operations	$ 2.21	$ 1.99	$ 6.62	$ 5.72
Discontinued operations	—	.11	—	.01
Diluted earnings per common share	$ 2.21	$ 2.10	$ 6.62	$ 5.73

Cash dividends paid per common share	$ 1.00	$ .75	$ 3.00	$ 2.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net earnings	$ 727	$700	$2,176	$1,972
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	203	171	609	501
Other, net	79	(67)	66	(58)
Other comprehensive income, net of tax	282	104	675	443
Comprehensive income	$1,009	$804	$2,851	$2,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,652	$3,582
Receivables, net	6,428	6,064
Inventories, net	2,878	2,481
Deferred income taxes	1,281	1,339
Other current assets	552	628
Total current assets	15,791	14,094

Property, plant, and equipment, net	4,486	4,611
Goodwill	10,183	10,148
Deferred income taxes	4,073	4,388
Other noncurrent assets	4,788	4,667
Total assets	$39,321	$37,908

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,184	$2,269
Customer advances and amounts in excess of costs incurred	6,396	6,399
Salaries, benefits, and payroll taxes	1,725	1,664
Current portion of long-term debt	150	—
Other current liabilities	2,213	1,798
Total current liabilities	12,668	12,130

Long-term debt, net	6,374	6,460
Accrued pension liabilities	12,967	13,502
Other postretirement benefit liabilities	1,245	1,274
Other noncurrent liabilities	3,625	3,541
Total liabilities	36,879	36,907

Stockholders’ equity
Common stock, $1 par value per share	321	321
Additional paid-in capital	—	—
Retained earnings	12,703	11,937
Accumulated other comprehensive loss	(10,582)	(11,257)
Total stockholders’ equity	2,442	1,001
Total liabilities and stockholders’ equity	$39,321	$37,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Nine Months Ended
	September 30, 2012	September 25, 2011
Operating activities
Net earnings	$2,176	$1,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	711	739
Stock-based compensation	129	116
Severance charges	23	136
Reduction in tax expense from resolution of certain tax matters	—	(89)
Tax benefit related to discontinued operations	—	(81)
Changes in operating assets and liabilities:
Receivables, net	(365)	(853)
Inventories, net	(387)	575
Accounts payable	(86)	707
Customer advances and amounts in excess of costs incurred	(3)	(342)
Postretirement benefit plans	329	134
Income taxes	48	7
Other, net	301	143
Net cash provided by operating activities	2,876	3,164
Investing activities
Capital expenditures	(514)	(569)
Net cash provided by short-term investment transactions	—	510
Other, net	(33)	270
Net cash (used for) provided by investing activities	(547)	211
Financing activities
Repurchases of common stock	(708)	(2,317)
Dividends paid	(979)	(770)
Issuance of long-term debt, net of related costs	—	1,980
Proceeds from stock option exercises	337	81
Other, net	91	(46)
Net cash used for financing activities	(1,259)	(1,072)
Net change in cash and cash equivalents	1,070	2,303
Cash and cash equivalents at beginning of period	3,582	2,261
Cash and cash equivalents at end of period	$4,652	$4,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	$346	$ —	$12,161	$ (9,010)	$ 3,497
Net earnings	—	—	1,972	—	1,972
Other comprehensive income, net of tax	—	—	—	443	443
Repurchases of common stock	(30)	(387)	(1,846)	—	(2,263)
Dividends declared	—	—	(1,098)	—	(1,098)
Stock-based awards and ESOP activity	5	387	—	—	392
Balance at September 25, 2011	$321	$ —	$11,189	$ (8,567)	$ 2,943

Balance at December 31, 2011	$321	$ —	$11,937	$(11,257)	$ 1,001
Net earnings	—	—	2,176	—	2,176
Other comprehensive income, net of tax	—	—	—	675	675
Repurchases of common stock	(8)	(669)	(45)	—	(722)
Dividends declared	—	—	(1,365)	—	(1,365)
Stock-based awards and ESOP activity	8	669	—	—	677
Balance at September 30, 2012	$321	$ —	$12,703	$(10,582)	$ 2,442

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

In the opinion of management, the interim financial information in this Form 10-Q reflects all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the interim periods presented. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, sales recognition, postretirement benefit plans, environmental receivables and liabilities, asset impairments, income taxes, fair value measurements, and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and other entities for which we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. We have reclassified certain amounts in prior periods to conform to the current year presentation.

We close our books and records on the last Sunday of the calendar quarter to align our financial closing with our business processes, which was on September 30 for the third quarter of 2012. The interim financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

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

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Weighted average common shares outstanding for basic computations	323.5	329.8	324.0	340.4
Weighted average dilutive effect of stock options and restricted stock units	4.8	3.8	4.6	3.9
Weighted average common shares outstanding for diluted computations	328.3	333.6	328.6	344.3

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed exercise of stock options and vesting of restricted stock units based on the treasury stock method.

The computation of diluted earnings per common share excluded 6.5 million and 8.6 million stock options for the quarter and nine months ended September 30, 2012 and 16.8 million stock options for both the quarter and nine months ended September 25, 2011 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market price of our common stock during each respective reporting period.

NOTE 3 – BUSINESS SEGMENT INFORMATION

We currently operate in four business segments: Aeronautics, Electronic Systems, Information Systems & Global Solutions (IS&GS), and Space Systems. We organize our business segments based on the nature of the products and services offered.

As announced on October 8, 2012, in order to streamline our operations and enhance customer alignment, our Electronic Systems business segment will be reorganized effective December 31, 2012 into two new business segments: Missiles and Fire Control (MFC) and Mission Systems and Training (MST). In connection with this reorganization, the Electronic Systems corporate management layer will be eliminated and the Global Training and Logistics business will be split between the two new business segments. In addition, the business reporting relationship for the Sandia National Laboratories and the U.K. Atomic Weapons Establishment joint venture will transfer from Electronic Systems to Space Systems. Following the reorganization, we will have five business segments comprised of Aeronautics, IS&GS, MFC, MST, and Space Systems. These changes do not affect the amounts, discussion, or presentation of our business segments as set forth in this Form 10-Q. We will begin to report our financial results consistent with this new structure beginning with our Annual Report on Form 10-K for the year ended December 31, 2012.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to our third-party contracts.

Operating profit of our business segments includes the equity earnings and losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for stock-based compensation programs; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Severance Activities”); gains or losses from divestitures; the effects of legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expense, net” between operating profit from our business segments and our consolidated operating profit.

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

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net sales
Aeronautics	$ 3,698	$ 3,965	$10,812	$10,507
Electronic Systems	3,818	3,663	11,293	10,925
Information Systems & Global Solutions	2,292	2,323	6,645	6,833
Space Systems	2,061	2,168	6,333	6,023
Total net sales	$11,869	$12,119	$35,083	$34,288

Operating profit
Aeronautics	$ 415	$ 444	$ 1,254	$ 1,169
Electronic Systems	509	447	1,576	1,357
Information Systems & Global Solutions	209	213	605	620
Space Systems	301	251	809	731
Total business segment operating profit	1,434	1,355	4,244	3,877
Unallocated expense, net
Severance charges (a)	(23)	(39)	(23)	(136)
Other unallocated expense, net	(313)	(275)	(911)	(843)
Total consolidated operating profit	$ 1,098	$ 1,041	$ 3,310	$ 2,898

Intersegment sales
Aeronautics	$55	$58	$145	$ 140
Electronic Systems	259	266	775	770
Information Systems & Global Solutions	231	227	659	635
Space Systems	32	30	84	81
Total intersegment sales	$ 577	$ 581	$ 1,663	$ 1,626

(a)

Severance charges for 2012 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our Electronic Systems business segment. For 2011, severance charges consisted of amounts related to actions taken at various business segments as well as Corporate Headquarters (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not significant are included in business segment operating profit.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

Total assets for each of our business segments were as follows (in millions):

	September 30, 2012	December 31, 2011
Assets
Aeronautics	$ 6,335	$ 5,752
Electronic Systems	10,700	10,480
Information Systems & Global Solutions	5,640	5,838
Space Systems	3,179	3,121
Total business segment assets	25,854	25,191
Corporate assets (a)	13,467	12,717
Total assets	$39,321	$37,908

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a Rabbi Trust.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, stealth fighter. Net sales for the F-35 program represented approximately 15% and 14% of our total consolidated net sales for the quarter and nine months ended September 30, 2012, and approximately 12% of our total consolidated net sales for both the quarter and nine months ended September 25, 2011.

NOTE 4 – INVENTORIES, NET

Inventories consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Work-in-process, primarily related to long-term contracts and programs in progress	$7,000	$7,129
Less: customer advances and progress payments	(4,944)	(5,425)
	2,056	1,704
Other inventories	822	777
Total inventories, net	$2,878	$2,481

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The components of our net periodic benefit costs for our qualified defined benefit and retiree medical and life insurance plans were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Qualified defined benefit pension plans
Service cost	$ 264	$ 244	$ 791	$ 731
Interest cost	471	479	1,413	1,438
Expected return on plan assets	(547)	(509)	(1,640)	(1,525)
Recognized net actuarial losses	279	220	837	660
Amortization of prior service cost	18	21	55	62
Total net pension expense	$ 485	$ 455	$ 1,456	$ 1,366
Retiree medical and life insurance plans
Service cost	$ 7	$ 8	$ 21	$ 24
Interest cost	33	41	99	122
Expected return on plan assets	(33)	(35)	(99)	(105)
Recognized net actuarial losses	8	8	24	25
Amortization of prior service credit	(3)	(4)	(9)	(12)
Total net postretirement expense	$ 12	$ 18	$ 36	$ 54

The recognized net actuarial losses and the amortization of prior service cost (credit) in the table above, as well as similar costs related to our other postretirement benefit plans, reflect costs that were recorded as a component of net periodic benefit cost for the period. These costs totaled $203 million (net of $111 million of tax expense) and $609 million (net of $333 million of tax expense) for the quarter and nine months ended September 30, 2012, and $171 million (net of $93 million of tax expense) and $501 million (net of $273 million of tax expense) for the quarter and nine months ended September 25, 2011, which are recorded on our Statements of Comprehensive Income as an increase to comprehensive income for all periods presented.

We determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006. During the nine months ended September 30, 2012, we made $1.1 billion in contributions to our qualified defined benefit pension plans, which completed our required funding for 2012. There were no contributions made to these plans during the quarter ended September 30, 2012. Consistent with prior years, we will consider options for further contributions in the remainder of the year. We expect to make contributions of approximately $110 million to the retiree medical and life insurance plans in 2012, of which $29 million and $50 million were made during the quarter and nine months ended September 30, 2012.

NOTE 6 – LEGAL PROCEEDINGS AND CONTINGENCIES

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings discussed below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress. Unless otherwise indicated, a range of loss associated with any individual legal proceeding set forth below reasonably cannot be estimated. We cannot predict the outcome of legal proceedings with certainty. These matters include the following items.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

Legal Proceedings

On July 20, 2011, the City of Pontiac General Employees’ Retirement System filed a class action lawsuit against us and two of our executive officers (Robert J. Stevens, Chairman and Chief Executive Officer and Bruce L. Tanner, Executive Vice President and Chief Financial Officer) in the U.S. District Court for the Southern District of New York. The complaint was filed on behalf of purchasers of our common stock from April 21, 2009 through July 21, 2009, and alleges that we violated certain sections of the federal securities laws by allegedly making statements, primarily about the then-expected performance of our IS&GS business segment, that contained either false statements of material facts or omitted material facts necessary to make the statements made not misleading, or engaged in other acts that operated as an alleged fraud upon class members who purchased our common stock during that period. The complaint further alleges that the statutory safe harbor provided for forward-looking statements does not apply to any of the allegedly false statements. On October 6, 2011, the plaintiff filed an amended complaint, adding specific allegations about the manner in which IS&GS conducted business in 2009 and adding as a defendant Linda R. Gooden, Executive Vice President, IS&GS. The amended complaint does not allege a specific amount of monetary damages. We believe that the allegations are without merit and are defending against them.

An additional action was filed that repeats substantially the same allegations as those in the City of Pontiac General Employees’ Retirement System case (described above). On October 11, 2011, Renee Smith, individually and on behalf of others, filed a shareholder derivative action in the U.S. District Court for the Southern District of New York, naming Mr. Stevens, Mr. Tanner, and each of the then current Directors of Lockheed Martin, as well as the individuals who were Directors at the time of the activities alleged in the complaint. On August 16, 2012, the plaintiff’s counsel filed an amended complaint. On October 12, 2012, the Court granted our motion to dismiss the case.

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

On September 11, 2006, we and Lockheed Martin Investment Management Company (LMIMCo), a subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a class of purportedly similarly situated participants and beneficiaries in two of our 401(k) plans. Plaintiffs allege that we or LMIMCo caused our plans to pay expenses that were higher than reasonable by, among other actions, permitting service providers of the plans to engage in revenue sharing, paying investment management fees for the company stock funds, and causing the company stock funds to hold cash for liquidity, thus reducing the return on those funds. In August 2008, plaintiffs filed an amended complaint, adding allegations that we breached fiduciary duties under ERISA by providing inadequate disclosures with respect to the Stable Value Fund offered under our 401(k) plans. On March 31, 2009, the Court dismissed a number of plaintiffs’ claims, leaving three claims for trial, specifically plaintiffs’ claims involving the company stock funds, the Stable Value Fund, and overall administrative fees. The Court also granted class certification on two of plaintiffs’ claims. We appealed the class certification. On March 15, 2011, the U.S. Court of Appeals for the Seventh Circuit vacated the District Court’s class certification order and remanded the case to the District Court. On remand, plaintiffs filed an amended motion for class certification on the same claims. On September 24, 2012, the Court entered an order denying class certification of the Stable Value Fund claims and the company stock funds claims between September 2000 and July 2002, and granting class certification of the administrative fees claims exclusive of revenue sharing and the company stock funds claims between August 2002 and December 2008. Plaintiffs have petitioned the U.S. Court of Appeals for the Seventh Circuit seeking discretionary review of this order, which denies class certification of the principal claims in the case. The complaint does not allege a specific calculation of damages, and we reasonably cannot estimate the possible loss, or range of loss, which could be incurred if plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the qui tam provisions of the Civil False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

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

At September 30, 2012 and December 31, 2011, the aggregate amount of liabilities recorded relative to environmental matters was $959 million and $932 million, of which $854 million and $814 million is recorded in other noncurrent liabilities on the Balance Sheets at September 30, 2012 and December 31, 2011, with the remainder recorded in other current liabilities. We have recorded receivables totaling $832 million and $808 million at September 30, 2012 and December 31, 2011, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $741 million and $706 million are recorded in other noncurrent assets on the Balance Sheets at September 30, 2012 and December 31, 2011, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately twenty years.

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

Both the U.S. Environmental Protection Agency and the California Office of Environmental Health Hazard Assessment announced plans in January 2011 to regulate two chemicals, perchlorate and hexavalent chromium, to levels in drinking water that are expected to be substantially lower than the existing public health goals or standards established in California. The rulemaking processes are lengthy and may take years to complete. If substantially lower standards are adopted, we would expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

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

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.3 billion and $3.9 billion at September 30, 2012 and December 31, 2011. The decrease between periods primarily was due to scheduled reductions in a letter of credit issued to secure advance payments received under an F-16 contract from an international customer. The letter of credit was reduced as certain events occurred during the period of performance in accordance with the contract terms.

At September 30, 2012 and December 31, 2011, third-party guarantees totaled $853 million and $907 million, of which approximately 85% related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through September 30, 2012, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former joint venture partners.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $462 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 30, 2012, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 30, 2012			December 31, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$ 74	$ 74	$ —	$ 91	$ 91	$ —
Mutual funds	365	365	—	380	380	—
U.S. Government securities	244	—	244	211	—	211
Other securities	141	—	141	102	—	102
Derivatives	40	—	40	43	—	43
Liabilities
Derivatives	29	—	29	26	—	26

Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2012.

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

The aggregate notional amount of our outstanding foreign currency hedges at September 30, 2012 and December 31, 2011 was $1.2 billion and $1.7 billion. The aggregate notional amount of our outstanding interest rate swaps at September 30, 2012 and December 31, 2011 was $494 million and $450 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 30, 2012 and September 25, 2011. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying values for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $8.3 billion and $7.8 billion at September 30, 2012 and December 31, 2011, and the carrying value was $6.5 billion at both September 30, 2012 and December 31, 2011. The estimated fair value was determined based on quoted prices for similar instruments in active markets (Level 2).

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

NOTE 8 – OTHER

Stockholders’ Equity

Share Repurchases

During the nine months ended September 30, 2012, we repurchased 8.2 million shares of our common stock for $722 million, of which 0.2 million shares purchased for $14 million were settled and paid for in the fourth quarter of 2012. As of September 30, 2012, we had repurchased a total of 51.2 million shares of our common stock under our share repurchase program for $3.9 billion, and had remaining authorization of $2.6 billion for future share repurchases. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

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

Dividends

During the quarter and nine months ended September 30, 2012, we declared cash dividends totaling $706 million ($2.15 per share) and $1.4 billion ($4.15 per share). The 2012 dividend amounts include the declaration of our 2012 fourth quarter dividend of $1.15 per share, a 15% increase over our 2012 third quarter dividend, which totaled $378 million. During the quarter and nine months ended September 25, 2011, we declared cash dividends totaling $323 million ($1.00 per share) and $1.1 billion ($3.25 per share), which included the declaration of our 2011 fourth quarter dividend. Our 2011 third quarter dividend was declared in the second quarter of 2011.

Income Taxes

Our effective income tax rates from continuing operations were 30.5% and 30.1% during the quarter and nine months ended September 30, 2012, and 29.9% and 26.1% during the quarter and nine months ended September 25, 2011. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and dividends paid to certain defined contribution plans with an employee stock ownership plan feature. The effective income tax rates for the quarter and nine months ended September 25, 2011 also included the U.S. research and development tax credit that expired on December 31, 2011. In addition, the effective income tax rates for the nine months ended September 25, 2011 included a reduction to income tax expense of $89 million, or $.26 per diluted share, through the elimination of liabilities for unrecognized tax benefits as a result of the U.S. Congressional Joint Committee on Taxation completing its review of the Internal Revenue Service (IRS) Appeals Division’s resolution of adjustments related to tax years 2003 through 2008.

We made net federal and foreign income tax payments of $892 million and $562 million during the nine months ended September 30, 2012 and September 25, 2011. Net federal and foreign income tax payments made during the nine months ended September 25, 2011 included a refund of $250 million from the IRS related to estimated taxes paid for the 2010 calendar year.

Long-term Debt

During the quarter ended September 25, 2011, we issued $2.0 billion of long-term notes in a registered public offering consisting of $500 million due in 2016 with a fixed coupon interest rate of 2.13%, $900 million due in 2021 with a fixed coupon interest rate of 3.35%, and $600 million due in 2041 with a fixed coupon interest rate of 4.85%.

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

Severance Activities

In connection with the reorganization of our Electronic Systems business segment, which will be effective December 31, 2012 (Note 3), we recorded a severance charge totaling $23 million, net of state tax benefits, during the quarter and nine months ended September 30, 2012. The severance charge reduced our net earnings by $15 million ($.05 per share) and consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, which are expected to be paid through the first quarter of 2013.

During the quarter and nine months ended September 25, 2011, we recorded severance charges totaling $39 million and $136 million, net of state tax benefits. The severance charges recorded in the third quarter of 2011 related to our IS&GS business segment and Corporate Headquarters. In the second quarter of 2011, we recorded severance charges totaling $97 million, net of state tax benefits, of which $49 million and $48 million related to our Aeronautics and Space Systems business segments. These charges reduced our net earnings by $25 million ($.07 per share) and $88 million ($.25 per share) for the quarter and nine months ended September 25, 2011. Employees received lump-sum severance payments based on years of service. During the nine months ended September 30, 2012, we made severance payments of approximately $70 million related to these severance actions. As of September 30, 2012, all amounts related to these severance actions have been paid.

Discontinued Operations

Discontinued operations for 2011 include the operating results of Savi Technology, Inc. (Savi), a logistics business formerly within our Electronic Systems business segment sold on September 18, 2012, and Pacific Architects and Engineers, Inc. (PAE), a business formerly within our IS&GS business segment sold on April 4, 2011. Amounts related to discontinued operations during 2012 were not significant and, accordingly, were included in operating profit.

Net sales and operating loss from discontinued operations were not significant for all periods presented in this Form 10-Q, except for the nine months ended September 25, 2011, which were $184 million and $24 million (net of $11 million of income tax benefit). Additionally, net earnings from discontinued operations include the recognition of deferred tax assets of $66 million and $81 million, which we were required to record during the quarter and nine months ended September 25, 2011 to reflect the tax benefit that we expect to realize or realized on the sale of those businesses because our tax basis was higher than our book basis. The assets and liabilities of Savi have not been classified as held for sale on our 2011 Balance Sheet as the amounts were not material.

Changes in Estimates

Accounting for contracts using the percentage-of-completion (POC) method requires judgment relative to assessing risks, estimating contract revenues and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated contract revenues or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

At the outset of each contract, we estimate the initial profit booking rate. The initial profit booking rate of each contract is based on the initial estimated costs at completion considering risks surrounding the ability to achieve the technical requirements (for example, a newly-developed product versus a mature product), the schedule and associated tasks (for example, the number and type of milestone events), and costs (for example, material, labor, subcontractor, and overhead). Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract, or may decrease if we are not successful in retiring risks and, as a result, our estimated costs at completion increase.

In any particular period, due to the nature of inception-to-date adjustments and other changes in estimates that can occur, such as the resolution of contractual matters, reserves for disputes, asset impairments and insurance recoveries, among others, the comparability of our operating profit and return on sales percentages may be affected. Our

Lockheed Martin Corporation

Notes to Unaudited Consolidated Financial Statements (continued)

consolidated net adjustments not related to volume, including net profit rate adjustments and other matters, increased operating profit, net of state income taxes, by approximately $430 million and $410 million for the quarters ended September 30, 2012 and September 25, 2011, and approximately $1.5 billion and $1.2 billion for the nine months ended September 30, 2012 and September 25, 2011. These adjustments increased net earnings by approximately $280 million ($.85 per share) and $270 million ($.81 per share) for the quarters ended September 30, 2012 and September 25, 2011, and approximately $980 million ($2.98 per share) and $755 million ($2.19 per share) for the nine months ended September 30, 2012 and September 25, 2011.

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

Lockheed Martin Corporation

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of September 30, 2012, and the related consolidated statements of earnings and comprehensive income for the quarters and nine months ended September 30, 2012 and September 25, 2011, and the consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2012 and September 25, 2011. These financial statements are the responsibility of the Corporation’s management.

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

October 25, 2012

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

As announced on October 8, 2012, in order to streamline our operations and enhance customer alignment, our Electronic Systems business segment will be reorganized effective December 31, 2012 into two new business segments: Missiles and Fire Control (MFC) and Mission Systems and Training (MST). In connection with this reorganization, the Electronic Systems corporate management layer will be eliminated and the Global Training and Logistics business will be split between the two new business segments. In addition, the business reporting relationship for the Sandia National Laboratories and the U.K. Atomic Weapons Establishment joint venture will transfer from Electronic Systems to Space Systems. Following the reorganization, we will have five business segments comprised of Aeronautics, Information Systems & Global Solutions (IS&GS), MFC, MST, and Space Systems. These changes do not affect the amounts, discussion, or presentation of our business segments as set forth in this Form 10-Q. We will begin to report our financial results consistent with this new structure beginning with our Annual Report on Form 10-K for the year ended December 31, 2012.

We expect a slight decline in our 2012 consolidated net sales, as our customers prepare to meet new security challenges without the benefit of increased resources. Our 2012 segment operating profit is expected to slightly increase due to improved contract performance and segment operating margin is expected to remain above 11%.

Our preliminary outlook for 2013 is premised on the assumption that sequestration does not occur, that the U.S. Government continues to support and fund our programs, which is consistent with the continuing resolution funding measure through March 2013, and that Congress approves defense budget legislation for government fiscal year (GFY) 2013 at a level consistent with the President’s proposed defense budget for the second half of the U.S. Government’s fiscal year 2013. With these assumptions, we expect 2013 net sales will decline at a low single digit rate from 2012 levels, primarily as a result of a projected mid single digit decline in IS&GS net sales as well as slightly lower Space Systems net sales. The IS&GS anticipated decline is primarily due to the continued downturn in federal information technology budgets as well as the impact of the continuing budget resolution, and the Space Systems anticipated decline is primarily due to the absence of any commercial satellite deliveries in 2013. Our preliminary outlook also indicates that the 2013 business segment operating profit margin will remain above 11%. If sequestration or other budgetary cuts to avoid sequestration occur, we expect these budget reductions could have a material effect on our 2013 results of operations, earnings, and cash flows as discussed in the “Industry Considerations” section below.

The following discussion is a supplement to and should be read in conjunction with the accompanying unaudited financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2011.

INDUSTRY CONSIDERATIONS

The U.S. Government continues to focus on discretionary spending, entitlements, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. The Administration and Congress are attempting to balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment imposed by the Budget Control Act of 2011 (Budget Act), which reduces defense spending by a minimum of $487 billion over a ten-year period that began in GFY 2012. In light of the Budget Act and deficit reduction pressures generally, it is likely that discretionary spending by the federal government will remain constrained for a number of years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Notably, should Congress and the Administration fail to change or delay a pending sequestration of appropriations in GFY 2013 imposed by the Budget Act, scheduled to take effect on January 2, 2013 under the Budget Act, our customers’ budgets would be reduced significantly and there would be a direct and significant impact upon our customers’ procurement of products and services. In September 2012, the U.S. Office of Management and Budget (OMB) and the DoD released guidance outlining their timeline for making sequestration-related program decisions, which indicated that the DoD does not anticipate actions to adjust funding levels on contracts as a result of sequestration on or about January 2, 2013 and that any contract actions would likely not occur for several months after January 2, 2013. The investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities following the general elections in November 2012, the implementation of sequestration, or other budget cuts intended to avoid sequestration.

While the specific effects of sequestration still cannot be determined, automatic across-the-board budget cuts would approximately double the amount of the ten-year $487 billion reduction in defense spending already required by the Budget Act, including the budget for Overseas Contingencies Operations and any unobligated balances from prior years, and would have significant consequences to our business and industry. There would be disruption of ongoing programs, initiatives (including partial or complete terminations) and our supply chain, potential facilities closures, and thousands of personnel reductions across the industry that would severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge.

Current estimates suggest that sequestration would result in an amount in excess of $50 billion, or approximately a 9% or more reduction in the GFY 2013 base defense budget, to approximately $475 billion. At this point, we understand that cuts are likely to be applied across-the-board at the individual program, project, and activity level, thus impacting all defense programs and contractors regardless of how they align to our country’s most critical national priorities and mission areas. In addition, general estimates suggest that sequestration could result in an approximate 8% reduction to non-DoD U.S. Government programs. Consequently, we expect that sequestration will have a material effect on our results of operations, earnings, and cash flows as 82% of our $46.5 billion in 2011 net sales were from the U.S. Government, including 61% from the DoD, and 21% from non-DoD U.S. Government programs.

Based on our preliminary understanding of sequestration and noting that it is difficult to estimate how sequestration would be implemented, we believe that if Congress and the Administration fail to change or delay sequestration, our 2013 net sales would be lower than expected 2012 net sales. However, subject to the uncertainty described above, we expect that the impact of sequestration on our operating results may lag due to our production contract backlog being funded with money from the U.S. Government’s GFY 2012 and prior budgets. Consequently, we expect that our 2013 net sales with the U.S. Government would not reflect the entire general estimate of percentage reductions described above. We expect that earnings and cash flow reductions, prior to restructuring activities, would generally follow a pattern similar to the net sales reductions. We are unable to reasonably estimate the cost and cash flow impact of any restructuring initiatives (potentially including but not limited to severance payments made to employees, facility closure expenses, and impairments of assets, including goodwill) to align our cost structure to a lower sales base.

Sequestration likely would result in significant rescheduling or termination activity with our supplier base. Such activity likely would result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals and the costs of negotiating settlement agreements. We expect that these costs would be recovered from our customers.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Lockheed Martin is committed to the fair treatment of its employees and compliance with law. Accordingly, if sequestration, or other budget cuts intended to avoid sequestration occur, we will provide affected employees the notice required by the federal and applicable state Worker Adjustment and Retraining Notification (WARN) Acts when we conclude, based on the circumstances and those laws, that notice is required or otherwise appropriate. The additional OMB and DoD guidance noted above is intended to ensure that the costs of complying with federal and state WARN Acts are recoverable, and we expect to recover these costs. Our decision to delay sending sequestration-related WARN notices to our employees was based on information contained in this guidance which clarified that the DoD anticipates no contract actions on or about January 2, 2013.

In October 2012, Congress passed a continuing resolution funding measure for GFY 2013 to finance all U.S. Government activities through March 27, 2013. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for GFY 2012 are available, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded under the continuing resolution financing mechanism. However, during periods covered by continuing resolutions (or until the regular appropriation bills are passed), and pending decisions related to sequestration we may experience delays in procurement of products and services due to lack of funding, and those delays may affect our results of operations.

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

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Operating results
Net sales	$11,869	$12,119	$35,083	$34,288
Cost of sales	(10,888)	(11,123)	(31,945)	(31,572)
Other income, net	117	45	172	182

Operating profit	1,098	1,041	3,310	2,898
Interest expense	(97)	(89)	(289)	(258)
Other non-operating income (expense), net	45	(3)	93	25
Income tax expense	(319)	(284)	(938)	(696)

Net earnings from continuing operations	727	665	2,176	1,969
Net earnings from discontinued operations (a)	—	35	—	3

Net earnings	727	700	2,176	1,972

Diluted earnings per common share
Continuing operations	$2.21	$1.99	$6.62	$5.72
Discontinued operations (a)	—	.11	—	.01

Total	$2.21	$2.10	$6.62	$5.73

(a)

Discontinued operations for 2011 include the operating results of Savi Technology, Inc. and also Pacific Architects and Engineers, Inc. through the date of its sale on April 4, 2011 (Note 8, under the caption “Discontinued Operations”). Amounts related to discontinued operations during 2012 were not significant and, accordingly, were included in operating profit.

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

The following provides an overview of our consolidated results of operations by focusing on key elements. Product sales are predominantly generated in the Aeronautics, Electronic Systems, and Space Systems business segments, and most of our services sales are generated in our IS&GS and Electronic Systems business segments. Our consolidated net sales were as follows (in millions):

Net Sales

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net sales
Products	$ 9,495	$ 9,680	$28,186	$27,293
Services	2,374	2,439	6,897	6,995
Total	$11,869	$12,119	$35,083	$34,288

Approximately 95% of our contracts are accounted for using the percentage-of-completion (POC) method of accounting. Under the POC method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the following discussion of changes in our consolidated cost of sales and the “Business Segment Results of Operations” section, because, due to the nature of POC accounting, changes in our sales are typically accompanied by a corresponding change in our cost of sales.

Net sales for the quarter ended September 30, 2012 were $11.9 billion, a $250 million, or 2%, decrease over the quarter ended September 25, 2011 net sales of $12.1 billion. The decrease was due to a $185 million, or 2%, decrease in product sales and a $65 million, or 3%, decrease in services sales. Net sales for the nine months ended September 30, 2012 were $35.1 billion, a $795 million, or 2%, increase over the nine months ended September 25, 2011 net sales of $34.3 billion. The increase was due to an $893 million, or 3%, increase in product sales, partially offset by a $98 million, or 1%, decrease in services sales.

Product Sales

The decrease of $185 million, or 2%, in product sales during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011 was attributable to lower product sales at our Aeronautics, Space Systems, and IS&GS business segments, partially offset by higher product sales at our Electronic Systems business segment. Product sales at Aeronautics decreased about $250 million primarily due to five less C-130J aircraft deliveries, decreased production on the F-22 programs as final aircraft deliveries were completed in the second quarter of 2012 and lower risk retirements, and lower volume on F-16 sustainment activities, partially offset by increased production volume on the F-35 Low Rate Initial Production (LRIP) contracts and an increase of one delivery on the F-16 program. Product sales at Space Systems decreased about $100 million primarily due to one less commercial satellite delivery. Product sales at IS&GS decreased by about $50 million primarily due to the cessation of the Airborne Maritime Fixed Station Joint Tactical Radio System program (AMF JTRS) and the completion of the U.K. Census program in the fourth quarter of 2011, partially offset by higher net sales as a result of increased activity on numerous programs, primarily various federal cyber security programs and Persistent Threat Detection System (PTDS) operational support. Electronic Systems’ product sales increased approximately $215 million primarily due to higher volume from integrated warfare systems and sensors programs (such as Aegis and other radar systems), tactical missile programs (such as Javelin), air and missile defense programs (such as Patriot Advanced Capability-3 (PAC-3)), and fire control systems programs (such as Longbow), partially offset by lower net sales due to decreased volume from undersea systems programs.

The increase of $893 million, or 3% in product sales during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011 was attributable to higher product sales at our Electronics Systems, Space Systems, and Aeronautics business segments, partially offset by lower product sales at our IS&GS business segment. Electronic Systems’ product sales increased approximately $550 million primarily due to higher volume and risk retirements from ship and aviation programs (such as PTDS, Littoral Combat Ship (LCS), and MH-60) and tactical missile programs (such as Joint Air-to-Surface Stand-off Missile (JASSM) and Javelin), partially offset by lower net sales due to decreased volume from fire control systems programs (such as Sniper®), and undersea systems programs. Product sales

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

at Space Systems increased about $350 million primarily due to one additional commercial satellite delivery, increased production volume and risk retirements for the Orion Multi-Purpose Crew Vehicle (Orion) program, and higher volume on various strategic and defensive missile programs, partially offset by lower net sales for the NASA External Tank program, which ended in connection with the completion of the Space Shuttle program during the second quarter of 2011. Product sales at Aeronautics increased about $280 million primarily due to increased production volume on the F-35 LRIP contracts and 12 additional F-16 aircraft deliveries, partially offset by decreased production volume and lower risk retirements on the F-22 programs, lower net sales on the F-35 development contract due to the inception-to-date effect of reducing the profit booking rate in the second quarter of 2012 (see “Status of F-35 Program” for additional information) and to a lesser extent lower volume, one less C-130J aircraft delivery and aircraft configuration mix, and lower risk retirements and decreased volume on other Aeronautics sustainment programs. Product sales at IS&GS decreased about $290 million primarily due to the cessation of the AMF JTRS program and the completion of the U.K. Census program in the fourth quarter of 2011, partially offset by higher net sales as a result of increased activity on numerous programs, primarily various federal cyber security programs and PTDS operational support.

Services Sales

Our services sales decreased $65 million, or 3% during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011, and decreased $98 million, or 1% during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. Most of our services sales are generated in our IS&GS and Electronic Systems business segments. The decline in services sales between both quarterly and year-to-date periods primarily was attributable to lower services sales at our Electronic Systems business segment, partially offset by higher services sales at our IS&GS business segment. Services sales at Electronic Systems decreased about $60 million and $185 million during the quarter and nine months ended September 30, 2012, compared to the quarter and nine months ended September 25, 2011. The decrease at Electronic Systems between quarterly periods primarily was due to decreased volume on various services contracts. The decrease at Electronic Systems between year-to-date periods primarily was due to decreased volume on various training and logistics programs. IS&GS’ services sales increased approximately $20 million and $100 million during the quarter and nine months ended September 30, 2012, compared to the quarter and nine months ended September 25, 2011 primarily due to higher net sales as a result of increased activity on various services contracts, including net sales from an acquisition in the fourth quarter of 2011, partially offset by lower net sales from the completion of the Outsourcing Desktop Initiative program (ODIN) for NASA. Also, the increase in IS&GS’ services sales between the year-to-date periods was partially offset due to lower volume on the Hanford program as a result of decreased funding under the American Recovery and Reinvestment Act of 2009.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our consolidated cost of sales were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Cost of sales
Cost of product sales	$ 8,413	$ 8,667	$24,844	$24,361
% of product sales	88.6%	89.5%	88.1%	89.3%
Cost of services sales	2,154	2,138	6,186	6,241
% of services sales	90.7%	87.7%	89.7%	89.2%
Severance charges	23	39	23	136
Other unallocated costs	298	279	892	834
Total	$10,888	$11,123	$31,945	$31,572

Due to the nature of POC accounting, changes in our cost of product and services sales are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and with the “Business Segment Results of Operations” section.

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

Cost of sales for the quarter ended September 30, 2012 were $10.9 billion, a $235 million, or 2%, decrease over the quarter ended September 25, 2011 cost of sales of $11.1 billion. The decrease was due to a $254 million decrease in cost of product sales and reduction in severance charges of $16 million, partially offset by a $19 million increase in other unallocated costs and a $16 million increase in cost of services sales as further discussed in the following sections. Cost of sales for the nine months ended September 30, 2012 were $31.9 billion, a $373 million, or 1%, increase over the nine months ended September 25, 2011 cost of sales of $31.6 billion. The increase was due to a $483 million increase in cost of product sales and a $58 million increase in other unallocated costs, partially offset by a reduction in severance charges of $113 million and a $55 million decrease in cost of services sales and as further discussed in the following sections.

Cost of Product Sales

The decrease of $254 million, or 3%, in cost of product sales during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011 was attributable to lower cost of product sales at our Aeronautics, IS&GS, and Space Systems business segments, partially offset by higher cost of product sales at our Electronic Systems business segment. Cost of product sales at Aeronautics decreased by approximately $225 million primarily due to five less C-130J aircraft deliveries and lower volume on the F-22 programs, partially offset by increased production volume on the F-35 LRIP contracts. Cost of product sales at IS&GS decreased by about $85 million primarily due to the cessation of the AMF JTRS program and the completion of the U.K. Census program in the fourth quarter of 2011. Cost of product sales decreased at Space Systems by about $60 million primarily due to no commercial satellite deliveries compared to one delivery in the quarter ended September 25, 2011. Cost of product sales at Electronic Systems increased by approximately $115 million primarily due to increased volume on integrated warfare systems and sensors programs (such as Aegis and other radar systems). The 0.9% decrease in percentage of cost of product sales relative to product sales primarily was due to a decrease in costs as a percentage of product sales on numerous programs at Aeronautics and IS&GS, partially offset by an increase in costs as a percentage of product sales on numerous programs at Electronic Systems.

The increase of $483 million, or 2%, in cost of product sales during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011 was attributable to higher cost of product sales at our Electronic Systems, Space Systems, and Aeronautics business segments, partially offset by lower cost of product sales at our IS&GS business segment. Cost of product sales at Electronic Systems increased by approximately $325 million primarily due to increased volume on ship and aviation programs (such as PTDS, LCS, and MH-60) and tactical missile programs (such as JASSM and Javelin), partially offset by fire control systems programs (such as Sniper®), and undersea systems programs. Cost of product sales increased at Space Systems by about $275 million primarily due to two deliveries of commercial satellites compared to one delivery in the nine months ended September 25, 2011 and increased volume on

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

the Orion program and on various strategic and defensive missile programs, partially offset by lower cost of sales for the NASA External Tank program. Cost of product sales at Aeronautics increased by about $225 million primarily due to increased production volume on various programs, including F-35 LRIP contracts, and the impact of additional F-16 aircraft deliveries, partially offset by lower production volume on the F-22 programs, one less C-130J aircraft delivery, and lower volume on other sustainment activities. Cost of product sales at IS&GS decreased by about $345 million primarily due to the cessation of the AMF JTRS program and the completion of the U.K. Census program in the fourth quarter of 2011. The 1.1% decrease in percentage of cost of product sales relative to product sales primarily was due to risk retirements and other factors on numerous programs at IS&GS.

Cost of Services Sales

Our cost of services sales increased $16 million, or 1%, during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011. Most of our cost of services sales are in the Electronic Systems and IS&GS business segments. The increase in cost of services sales between quarterly periods primarily was attributable to higher cost of services sales at our IS&GS business segment, partially offset by lower cost of services sales at our Electronic Systems business segment. IS&GS’ cost of services sales increased approximately $65 million primarily due to increased activities on various services contracts, including cost of sales from an acquisition in the fourth quarter of 2011. Cost of services sales at Electronic Systems decreased about $30 million primarily due to lower volume on various services programs. The percentage of cost of services sales relative to services sales increased 3.1% primarily due to an increase in costs as a percentage of services sales on numerous programs at IS&GS.

Our cost of services sales decreased $55 million, or 1%, during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. The decrease in cost of services sales between year-to-date periods primarily was attributable to lower cost of services sales at our Electronic Systems business segment, partially offset by higher cost of services sales at our IS&GS business segment. Cost of services sales at Electronic Systems decreased about $200 million primarily due to lower volume on various services programs, including training and logistics programs. IS&GS’ cost of services sales increased approximately $175 million primarily due to increased activities on various services contracts, including cost of sales from an acquisition in the fourth quarter of 2011. The percentage of cost of services sales relative to services sales increased 0.5% primarily due to an increase in costs as a percentage of services sales on numerous programs at IS&GS, partially offset by a decrease in costs as a percentage of services sales on numerous programs at Electronic Systems.

Severance Charges

In connection with the reorganization of our Electronic Systems business segment, which will be effective December 31, 2012 (Note 3), we recorded a severance charge totaling $23 million, net of state tax benefits, during the quarter and nine months ended September 30, 2012. The severance charge reduced our net earnings by $15 million ($.05 per share) and consisted of severance costs associated with the planned elimination of certain positions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, which are expected to be paid through the first quarter of 2013. We expect to recover a substantial amount of this severance charge within the next year through the pricing of our products and services to the U.S. Government and other customers.

During the quarter and nine months ended September 25, 2011, we recorded severance charges totaling $39 million and $136 million, net of state tax benefits. The severance charges recorded in the third quarter of 2011 related to our IS&GS business segment and Corporate Headquarters. In the second quarter of 2011, we recorded severance charges totaling $97 million, net of state tax benefits, of which $49 million and $48 million related to our Aeronautics and Space Systems business segments. These charges reduced our net earnings by $25 million ($.07 per share) and by $88 million ($.25 per share) for the quarter and nine months ended September 25, 2011. We recovered a significant amount of these charges through the pricing of our products and services to the U.S. Government and other customers. Space Systems paid and recovered most of its severance charges in the second half of 2011, Aeronautics paid and recovered most of its severance charges during the quarter ended March 25, 2012, and IS&GS paid and recovered most of its severance charges during the first half of 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Unallocated Costs

Other unallocated costs principally include the non-cash FAS/CAS pension adjustment, stock-based compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of product and services sales (see Note 3 for a description of these items). Other unallocated costs were $298 million and $892 million for the quarter and nine months ended September 30, 2012, compared to $279 million and $834 million for the quarter and nine months ended September 25, 2011. In both periods, the increase primarily was due to fluctuations in expense associated with various corporate items, none of which were individually significant, partially offset by a decrease in the non-cash FAS/CAS pension adjustment of $24 million and $70 million for the quarter and nine months ended September 30, 2012 from the comparable 2011 periods.

Other Income, Net

Other income, net for the quarter and nine months ended September 30, 2012 was $117 million and $172 million, compared to $45 million and $182 million for the quarter and nine months ended September 25, 2011. The increase between the quarterly periods primarily was attributable to higher equity earnings in investees for the quarter ended September 30, 2012, as discussed in the “Business Segment Results of Operations” section under the caption “Space Systems.” The decrease between the year-to-date periods primarily was attributable to changes in various items, none of which were individually significant.

Operating Profit

Our operating profit for the quarter ended September 30, 2012 was $1.1 billion, a $57 million, or 5%, increase from the $1.0 billion for the quarter ended September 25, 2011. The increase between the quarterly periods primarily was attributable to increased operating profit at our Electronic Systems and Space Systems business segments, a reduction in severance charges and the non-cash FAS/CAS pension adjustment, and an increase in other income, net, partially offset by a decline in operating profit at our Aeronautics and IS&GS business segments and an increase in other unallocated costs attributable to various corporate activities.

Our operating profit for the nine months ended September 30, 2012 was $3.3 billion, a $412 million, or 14%, increase from the $2.9 billion for the nine months ended September 25, 2011. The increase between the year-to-date periods primarily was attributable to increased operating profit at our Electronic Systems, Aeronautics, and Space Systems business segments and a reduction in severance charges and the non-cash FAS/CAS pension adjustment, partially offset by an increase in other unallocated costs attributable to various corporate activities, a decline in operating profit at our IS&GS business segment, and a decline in other income, net.

Interest Expense

Interest expense for the quarter and nine months ended September 30, 2012 was $97 million and $289 million, compared to $89 million and $258 million for the quarter and nine months ended September 25, 2011. The increase in both periods primarily was due to increased interest expense from the $2.0 billion issuance of long-term debt on September 9, 2011, partially offset by the redemption of $500 million in certain long-term notes in the quarter ended December 31, 2011.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net was $45 million and $93 million for the quarter and nine months ended September 30, 2012, compared to $(3) million and $25 million for the quarter and nine months ended September 25, 2011. The increase in both periods primarily was due to higher net gains on marketable securities held to fund certain non-qualified employee benefit obligations. The increase between the year-to-date periods also included a gain from the sale of an investment that was recognized in the second quarter of 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Income Tax Expense

Our effective income tax rates from continuing operations were 30.5% and 30.1% during the quarter and nine months ended September 30, 2012, and 29.9% and 26.1% during the quarter and nine months ended September 25, 2011. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and dividends paid to certain defined contribution plans with an employee stock ownership plan feature. The effective income tax rates for the quarter and nine months ended September 25, 2011 also included the U.S. research and development tax credit that expired on December 31, 2011. In addition, the effective income tax rates for the nine months ended September 25, 2011 included a reduction to income tax expense of $89 million, or $.26 per diluted share, through the elimination of liabilities for unrecognized tax benefits as a result of the U.S. Congressional Joint Committee on Taxation completing its review of the Internal Revenue Service Appeals Division’s resolution of adjustments related to tax years 2003 through 2008.

Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of September 30, 2012 were $5.4 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. The amount of net deferred tax assets will change periodically based on several factors, including the annual re-measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

Net earnings from continuing operations for the quarter and nine months ended September 30, 2012 were $727 million ($2.21 per share) and $2.2 billion ($6.62 per share) compared to $665 million ($1.99 per share) and $2.0 billion ($5.72 per share) for the quarter and nine months ended September 25, 2011. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above.

Net Earnings from Discontinued Operations

Discontinued operations for 2011 include the operating results of Savi Technology, Inc. (Savi), a logistics business formerly within our Electronic Systems business segment sold on September 18, 2012, and Pacific Architects and Engineers, Inc. (PAE), a business formerly within our IS&GS business segment sold on April 4, 2011. Amounts related to discontinued operations during 2012 were not significant and, accordingly, were included in operating profit. Net earnings from discontinued operations for the quarter and nine months ended September 25, 2011 were $35 million ($.11 per share) and $3 million ($.01 per share), including the recognition of a deferred tax asset of $66 million that we expect to realize on the sale of Savi because our tax basis was higher than our book basis (Note 8, under the caption “Discontinued Operations”). This tax benefit was largely offset by operating losses and other adjustments.

BUSINESS SEGMENT RESULTS OF OPERATIONS

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to our third-party contracts.

Operating profit of our business segments includes the equity earnings and losses from investees in which certain of our business segments hold equity interests, because the activities of the investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for stock-based compensation programs; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Severance Activities”); gains or losses from divestitures; the effects of legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expense, net” between operating profit from our business segments and our consolidated operating profit.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS). The non-cash FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with U.S. generally accepted accounting principles (GAAP) and pension costs calculated and funded in accordance with CAS. CAS is a major factor in determining our pension funding requirements, and governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net sales
Aeronautics	$ 3,698	$ 3,965	$10,812	$10,507
Electronic Systems	3,818	3,663	11,293	10,925
Information Systems & Global Solutions	2,292	2,323	6,645	6,833
Space Systems	2,061	2,168	6,333	6,023
Total net sales	$11,869	$12,119	$35,083	$34,288

Operating profit
Aeronautics	$ 415	$ 444	$ 1,254	$ 1,169
Electronic Systems	509	447	1,576	1,357
Information Systems & Global Solutions	209	213	605	620
Space Systems	301	251	809	731
Total business segment operating profit	1,434	1,355	4,244	3,877
Unallocated expense, net
Non-cash FAS/CAS pension adjustment
FAS pension expense	(485)	(455)	(1,456)	(1,366)
Less: CAS expense	(278)	(224)	(834)	(674)
Non-cash FAS/CAS pension adjustment	(207)	(231)	(622)	(692)
Severance charges(a)	(23)	(39)	(23)	(136)
Stock-based compensation	(42)	(37)	(129)	(116)
Other, net(b)	(64)	(7)	(160)	(35)
Total unallocated expense, net	(336)	(314)	(934)	(979)
Total consolidated operating profit	$ 1,098	$ 1,041	$ 3,310	$ 2,898

(a)

Severance charges for 2012 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our Electronic Systems business segment. For 2011, severance charges consisted of amounts related to actions taken at various business segments as well as Corporate Headquarters (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not significant are included in business segment operating profit.

(b)

The change between the periods was attributable to changes in the market value of securities underlying certain deferred compensation liabilities and changes in other corporate items, none of which were individually significant.

Many of our contracts are multi-billion dollar contracts that span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and costs aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

contract. The estimates consider the technical requirements (for example, a newly-developed product versus a mature product), the schedule and associated tasks (for example, the number and type of milestone events), and costs (for example, material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and costs aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

We have a number of programs that are designated as classified by the U.S. Government which cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results, and are subject to the same oversight and internal controls as our other programs.

Our net sales are derived primarily from long-term contracts for products and services provided to the U.S. Government as well as FMS conducted through the U.S. Government. We account for these contracts, as well as product contracts for non-U.S. Government customers, using the POC method of accounting which represent approximately 95% of our net sales. We derive our remaining net sales from contracts to provide services to non-U.S. Government customers, which we account for under the services method of accounting.

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

In the discussion of comparative segment results, changes in net sales and operating profit generally are expressed in terms of volume. Changes in volume refer to increases or decreases in sales resulting from varying production activity levels, deliveries, or service levels on individual contracts. Volume changes typically include a corresponding change in segment operating profit based on the current profit booking rate for a particular contract.

In addition, comparability of our segment operating profit may be impacted by changes in estimated profit booking rates on our contracts accounted for using the POC method of accounting. Increases in the estimated profit booking rates, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated costs at completion and a reduction of the estimated profit booking rate. Increases or decreases in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit may also be impacted, favorably or unfavorably, by matters that are not accounted for using the POC method of accounting, such as the resolution of contractual matters, reserves for disputes, asset impairments, and insurance recoveries, among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $430 million and $410 million for the quarters ended September 30, 2012 and September 25, 2011, and approximately $1.5 billion and $1.2 billion for the nine months ended September 30, 2012 and September 25, 2011. The increase in our consolidated net adjustments for both periods primarily was due to an increase in profit booking rate adjustments at our Electronic Systems business segment. The net amounts for the nine months ended September 30, 2012 are inclusive of significant profit reductions on certain programs at our Aeronautics business segment and Electronic Systems business segment as described in the respective business segment’s results of operations.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net sales	$3,698	$3,965	$10,812	$10,507
Operating profit	415	444	1,254	1,169
Operating margins	11.2%	11.2%	11.6%	11.1%

Net sales for the Aeronautics business segment decreased $267 million, or 7%, during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011. The decrease in net sales was attributable to a decline of approximately $375 million for C-130 programs due to fewer aircraft deliveries (eight aircraft delivered in the quarter ended September 30, 2012 compared to 13 in the quarter ended September 25, 2011); a decrease of about $135 million for the F-22 programs due to lower production as final aircraft deliveries were completed in the second quarter of 2012 and lower risk retirements; and approximately $40 million related to F-16 programs due to lower volume on sustainment activities partially offset by increased aircraft deliveries (six aircraft delivered in the quarter ended September 30, 2012 compared to five in the quarter ended September 25, 2011). Partially offsetting the decreases was an increase in net sales of approximately $300 million due to increased production volume for F-35 LRIP contracts.

Net sales for the Aeronautics business segment increased $305 million, or 3%, during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. The increase in net sales was attributable to an increase of approximately $760 million for F-35 LRIP contracts as a result of increased production volume and about $305 million for F-16 programs primarily due to higher aircraft deliveries (29 F-16 aircraft delivered in the nine months ended September 30, 2012 compared to 17 in the nine months ended September 25, 2011). Partially offsetting the increases were lower net sales of about $350 million for the F-22 programs due to decreased production and lower risk retirements; a decline of about $145 million for the F-35 development contract due to the inception-to-date effect of reducing the profit booking rate in the second quarter of 2012 and to a lesser extent lower volume; approximately $140 million for C-130 programs principally due to decreased aircraft deliveries (25 C-130J aircraft delivered in the nine months ended September 30, 2012 compared to 26 in the nine months ended September 25, 2011) and aircraft configuration mix; and a decrease of approximately $125 million for other sustainment activities as a result of lower risk retirements and decreased volume.

Operating profit for the Aeronautics business segment decreased $29 million, or 7%, during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011. The decrease was attributable to lower operating profit of approximately $65 million for the F-22 programs and about $45 million for other sustainment activities both due to declines in risk retirements. Partially offsetting the decreases were higher operating profit of approximately $50 million for F-16 programs as a result of higher risk retirements, and about $35 million due to increased volume and risk retirements for other various programs. Operating profit for C-130 programs was comparable as the decline in profit from aircraft deliveries was largely offset by increased risk retirements. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $10 million lower in the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011.

Operating profit for the Aeronautics business segment increased $85 million, or 7%, during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. The increase in operating profit was attributable to approximately $100 million for F-16 programs driven by increased risk retirements and higher aircraft deliveries, an increase of about $95 million for C-130 programs due to risk retirements on international production contracts, an increase of about $50 million for F-35 LRIP contracts due to increased risk retirements and higher production volume, an increase of about $40 million due to increased risk retirements on various programs, and a reduction of purchased intangible amortization expense on F-16 contracts of about $40 million. Partially offsetting the increases were lower operating profit of approximately $95 million for other sustainment activities principally due to declines in risk retirements; a decline of about $90 million for the F-35 development contract primarily due to the inception-to-date effect of reducing the profit booking rate in the second quarter of 2012; and a decrease of approximately $50 million for the F-22 programs due to lower volume and risk retirements partially offset by a resolution of a contractual matter in the second quarter of 2012. Adjustments not related to volume, including net profit rate adjustments and the resolution of the contractual matter described above, were approximately $5 million higher in the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We expect a slight decline in 2012 net sales at our Aeronautics business segment as compared to 2011, and a slight increase in operating profit from 2011 levels primarily due to improved contract performance and the resolution of a contractual matter as described above.

Electronic Systems

Summary operating results for our Electronic Systems business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net sales	$3,818	$3,663	$11,293	$10,925
Operating profit	509	447	1,576	1,357
Operating margins	13.3%	12.2%	14.0%	12.4%

Net sales for the Electronic Systems business segment increased $155 million, or 4%, during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011. The increase in net sales was attributable to higher volume of approximately $95 million for integrated warfare systems and sensors programs (Aegis and other radar systems), increased volume of about $40 million on tactical missile programs (Javelin), about $35 million for air and missile defense programs (PAC-3), and approximately $25 million for fire control systems programs (Longbow). Partially offsetting the increases were lower net sales of about $35 million for undersea systems programs due to lower volume.

Net sales for the Electronic Systems business segment increased $368 million, or 3%, during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. The increase was attributable to higher volume and risk retirements of approximately $410 million from ship and aviation programs (PTDS, LCS, MH-60), and about $135 million from tactical missile programs (JASSM, Javelin). Partially offsetting the increase were lower net sales due to decreased volume of about $65 million primarily from training and logistics programs, approximately $60 million from fire control systems programs (Sniper®), and $45 million from undersea systems programs.

Operating profit for the Electronic Systems business segment increased $62 million, or 14%, during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011. The increase was attributable to higher operating profit of approximately $35 million for air and missile defense programs (Terminal High Altitude Area Defense) as a result of increased risk retirements and approximately $25 million for ship and aviation programs primarily due to reserves recorded in the quarter ended September 25, 2011. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $45 million higher in the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011.

Operating profit for the Electronic Systems business segment increased $219 million, or 16%, during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. The increase was attributable to higher operating profit of approximately $165 million from ship and aviation programs (PTDS, Vertical Launching System, MH-60) as a result of increased risk retirements in the quarter ended September 30, 2012 and reserves recorded in the quarter ended September 25, 2011, about $75 million from tactical missile programs (Javelin, Hellfire, JASSM, Multiple Launch Rocket System) due to increased risk retirements and volume, about $50 million from a resolution of contractual matters, and approximately $30 million from air and missile defense programs due to risk retirements. Partially offsetting these increases was lower operating profit of about $105 million from reducing profit booking rates on certain programs, including training and logistics programs, and a net increase in various costs, including severance. Adjustments not related to volume, including net profit rate adjustments and the resolution of contractual matters described above, were approximately $280 million higher in the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011.

We expect a slight increase in 2012 net sales at our Electronic Systems business segment as compared with 2011, and a low double digit percentage increase in operating profit from 2011 levels primarily due to improved contract performance and the resolution of contractual matters as described above. These expectations exclude the impact of the reorganization described in the “Business Overview” section.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net sales	$2,292	$2,323	$6,645	$6,833
Operating profit	209	213	605	620
Operating margins	9.1%	9.2%	9.1%	9.1%

Net sales for the IS&GS business segment decreased $31 million, or 1%, during the quarter ended September 30, 2012 and $188 million, or 3%, during the nine months ended September 30, 2012, compared to the quarter and nine months ended September 25, 2011. The decreases in net sales during both periods were attributable to declines of approximately $40 million during the quarter ended September 30, 2012 and $100 million during the nine months ended September 30, 2012 from the completion of the ODIN program, decreases of about $30 million during the quarter ended September 30, 2012 and $150 million during the nine months ended September 30, 2012 due to cessation of the AMF JTRS program, and declines of about $30 million during the quarter ended September 30, 2012 and $85 million during the nine months ended September 30, 2012 from the completion of the U.K. Census program in the fourth quarter of 2011. Additionally, net sales also decreased during the nine months ended September 30, 2012 by about $75 million due to lower volume on the Hanford program as a result of decreased funding under the American Recovery and Reinvestment Act of 2009. Partially offsetting the decreases were increases of approximately $70 million during the quarter ended September 30, 2012 and $220 million during the nine months ended September 30, 2012 as a result of increased activity for other numerous programs, primarily federal cyber security programs and PTDS operational support, as well as net sales from an acquisition in the fourth quarter of 2011.

The declines in operating profit for the IS&GS business segment during the quarter and nine months ended September 30, 2012, compared to the quarter and nine months ended September 25, 2011 primarily were attributable to lower net sales. Adjustments not related to volume, including net profit rate adjustments, were approximately $5 million lower in the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011, and approximately $35 million higher in the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011.

We expect 2012 net sales at our IS&GS business segment will decrease at a mid single digit percentage as compared to 2011, primarily due to the completion of various programs including ODIN, the U.K. Census, and AMF JTRS. The expected decrease for the full year is greater than the decline in IS&GS year to date sales above as we expect fourth quarter net sales to be lower than last year, primarily due to the continued downturn in the federal information technology budgets and impact of the continuing resolution. Operating profit is expected to decrease from 2011 levels, primarily as a result of lower sales volume.

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Net sales	$2,061	$2,168	$6,333	$6,023
Operating profit	301	251	809	731
Operating margins	14.6%	11.6%	12.8%	12.1%

Net sales for the Space Systems business segment decreased $107 million, or 5%, during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011. The decrease in net sales was attributable to a decline of approximately $105 million for commercial and government satellite programs primarily as a result of fewer commercial satellite deliveries (no satellites delivered in the quarter ended September 30, 2012 compared to one in the quarter ended September 25, 2011).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net sales for the Space Systems business segment increased $310 million, or 5%, during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. The increase in net sales was attributable to an increase of approximately $165 million for commercial and government satellite programs primarily driven by higher commercial satellite deliveries (two deliveries in the nine months ended September 30, 2012 compared to one in the nine months ended September 25, 2011), an increase of about $125 million due to higher production volume and risk retirements for the Orion program, and an increase of approximately $65 million due to higher volume on various strategic and defensive missile programs. Partially offsetting the increases were lower net sales of about $45 million for the NASA External Tank program, which ended in connection with the completion of the Space Shuttle program during the second quarter of 2011.

Operating profit for the Space Systems business segment increased $50 million, or 20%, during the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011. The increase in operating profit was attributable to approximately $85 million of higher equity earnings for United Launch Alliance (ULA) and United Space Alliance (USA) inclusive of launch related activities at ULA and the resolution of contract cost matters associated with the wind-down of USA, which was partially offset by decreased volume and lower risk retirements of about $30 million for commercial and government satellite activities. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $10 million lower in the quarter ended September 30, 2012, compared to the quarter ended September 25, 2011.

Operating profit for the Space Systems business segment increased $78 million, or 11%, during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. The increase in operating profit was attributable to an increase of approximately $40 million primarily due to increased risk retirements on the Orion program and about $40 million for commercial and government satellite programs as a result of higher commercial satellite deliveries and risk retirements. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $30 million higher in the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011.

Total equity earnings recognized by the Space Systems business segment from ULA and USA represented about $120 million, or 40%, and approximately $170 million, or 21%, of this segment’s operating profit during the quarter and nine months ended September 30, 2012. During the quarter and nine months ended September 25, 2011, total equity earnings recognized by the Space Systems business segment from ULA and USA represented about $35 million, or 14%, and approximately $165 million, or 23%, of this segment’s operating profit.

We expect 2012 net sales and operating profit at our Space Systems business segment will be comparable with 2011. These expectations exclude the impact of the reorganization described in the “Business Overview” section.

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

We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We have financing resources available to fund potential cash outflows that are less predictable or more discretionary, as discussed in the “Capital Resources” section. We have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

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

	Nine Months Ended
	September 30, 2012	September 25, 2011
Cash and cash equivalents at beginning of period	$ 3,582	$ 2,261

Net cash provided by operating activities	2,876	3,164
Net cash (used for) provided by investing activities	(547)	211
Net cash used for financing activities	(1,259)	(1,072)
Net change in cash and cash equivalents	1,070	2,303

Cash and cash equivalents at end of period	$ 4,652	$ 4,564

Operating Activities

Net cash provided by operating activities decreased $288 million during the nine months ended September 30, 2012, compared to the nine months ended September 25, 2011. The decrease was driven by changes in working capital cash requirements of $928 million described below and higher net federal and foreign income tax payments of about $330 million due primarily to a $250 million refund received in 2011, partially offset by lower pension contributions of approximately $175 million, higher recovery of pension costs on our contracts of about $160 million, a reduction in severance payments of approximately $120 million, improved earnings of about $200 million, and lower payments for various corporate matters due to timing.

The net increases in working capital balances resulted in net cash outflows of $841 million during the nine months ended September 30, 2012, compared to net cash inflows of $87 million during the nine months ended September 25, 2011. The decrease of $928 million in net cash flows from working capital primarily was due to higher payments of accounts payable due to timing and lower customer advances, partially offset by higher collections of accounts receivable. The decrease in customer advances was primarily attributable to various programs at our Aeronautics business segment (largely C-130 and C-5) due to the timing of production and billing schedules. The higher collections of accounts receivable primarily reflects the timing of contract negotiations and billing schedules on various programs at our Aeronautics business segment (largely F-35 and C-130), partially offset by various programs at our Electronic Systems business segment.

Investing Activities

The majority of our capital expenditures related to facilities infrastructure and equipment that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures amounted to $514 million and $569 million for the nine months ended September 30, 2012 and September 25, 2011.

During the nine months ended September 25, 2011, we received proceeds related to the sale of PAE (Note 8) and decreased our short-term investments by $510 million. There were no material divestiture or investment activities during the nine months ended September 30, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financing Activities

We paid cash totaling $708 million and $2.3 billion for share repurchases during the nine months ended September 30, 2012 and September 25, 2011. The amount paid during the nine months ended September 25, 2011 included $63 million for shares we repurchased in December 2010 but that were not paid for until January 2011.

Pursuant to our share repurchase program, we are authorized to repurchase up to $6.5 billion of our common stock. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of September 30, 2012, we had repurchased a total of 51.2 million shares of our common stock under the program for $3.9 billion, and there remained $2.6 billion authorized for additional share repurchases. See Part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the quarter ended September 30, 2012.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the nine months ended September 30, 2012 and September 25, 2011 totaled $337 million and $81 million. Those exercises resulted in the issuance of 5.2 million shares and 1.6 million shares during the respective periods.

During the nine months ended September 30, 2012 and September 25, 2011, we paid dividends totaling $979 million ($3.00 per share) and $770 million ($2.25 per share). During the quarter ended September 30, 2012, we also declared our 2012 fourth quarter dividend of $1.15 per share, a 15% increase over our 2012 third quarter dividend, which totaled $378 million.

During the quarter ended September 25, 2011, we issued a total of $2.0 billion in long-term notes (Note 8, under the caption “Long-term Debt”).

Capital Resources

At September 30, 2012, we held cash and cash equivalents of $4.7 billion. Our long-term debt, net of unamortized discounts, amounted to $6.4 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of September 30, 2012, we were in compliance with all covenants contained in our debt and credit agreements.

At September 30, 2012, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through September 30, 2012. We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through September 30, 2012. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $2.4 billion at September 30, 2012, an increase of $1.4 billion from December 31, 2011. The increase primarily was due to net earnings of $2.2 billion, employee stock activity of $677 million, and reclassification adjustments related to our postretirement benefit plans of $609 million included within other comprehensive income. These increases partially were offset by dividends declared of $1.4 billion and the repurchase of 8.2 million common shares for $722 million during the nine months ended September 30, 2012. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

OTHER MATTERS

Postretirement Benefit Plans

Our postretirement benefit plans are measured annually at year-end and are largely dependent upon several key economic assumptions. If we assume a discount rate at the end of 2012 is 4.0%, a 75 basis points decrease from 2011, actual investment returns for 2012 are 8.0%, pension funding is comparable to 2012, and all other assumptions are held constant, we expect the amount of the qualified defined benefit pension plan obligation we record at the end of 2012 to increase materially, resulting in a non-cash, after-tax decrease in our stockholders’ equity of approximately $3.0 billion at the end of 2012. Such a decrease could result in us reporting a stockholders’ deficit at year-end. We do not anticipate that this would affect our ability to comply with our debt covenants nor hinder our ability to pay dividends. With these assumptions, we expect our 2013 non-cash FAS/CAS pension expense adjustment would be approximately $700 million.

A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to our stockholders’ equity at the end of 2012 of approximately $1.0 billion, with a corresponding decrease or increase of approximately $145 million in our estimated 2013 non-cash FAS/CAS pension expense adjustment.

Accounting for postretirement benefit plans under GAAP requires that the amounts we record are computed using actuarial valuations. These valuations include many assumptions, including those we make regarding financial markets and other economic conditions. Changes in those annual assumptions can impact our total stockholders’ equity at any given year-end, and the amount of expense we record for our postretirement benefits plans in the following year. We will finalize our postretirement benefit plan assumptions and determine the actual return on plan assets on December 31, 2012. The final assumptions and actual return on plan assets for 2012 may differ materially from those discussed above.

During the nine months ended September 30, 2012, we made $1.1 billion in contributions to our qualified defined benefit pension plans, which completed our required funding for 2012. Consistent with prior years, we will consider options for further contributions in the remainder of the year.

We expect our 2013 contributions related to our qualified defined benefit pension plans will be comparable to 2012 and anticipate recovering approximately $1.5 billion as CAS cost in 2013. We may review options to accelerate or make further contributions in future periods.

Please refer to our critical accounting policies under the caption “Postretirement Benefit Plans” in our 2011 Form 10-K for a more detailed discussion of the significant assumptions we must make, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts.

Status of F-35 Program

The F-35 program consists of multiple contracts. The development contract is being performed concurrently with the LRIP contracts. Concurrent performance of development and production contracts is advantageous in complex programs to test airplanes, shorten the time to field systems, and achieve overall cost savings.

The development portion of the F-35 program is expected to continue into 2017 and currently has approximately $530 million of incentive fees remaining. After updating our estimates at completion on the contract during the second quarter of 2012, we reduced the profit booking rate to reflect lower expected estimated fees at completion. The inception to date impact of the revised booking rate reduced profit by approximately $85 million during the second quarter of 2012 and nine months ended September 30, 2012. In addition to other key factors, our revised estimates recognize that we have made minimal progress in negotiating with our customer to restructure the development contract incentive fees to tie the fees to specific milestones. For example, only $13 million of the remaining fee has recently been tied to specific milestones in 2012 even though there has been significant flight and test point activity scheduled this year. In addition, when fee has been tied to milestones, the U.S. government fee determinations have been less than our self-assessment of the significant progress accomplished during the evaluation periods. We will continue to record profit at the revised booking rate for the duration of the contract unless further adjustments are necessary.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft quantities, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, receiving funding for current LRIP contracts on a timely basis, and executing future flight tests. While our customer has delayed funding for LRIP Lot 6 until the LRIP Lot 5 contract is negotiated, we and our industry team have continued to work in an effort to meet our customer’s desired aircraft delivery dates for the LRIP Lot 6 aircraft. As a result, we have approximately $400 million in potential termination liability exposure as of September 30, 2012. If we are unable to obtain additional funding by year-end, the potential termination liability exposure is estimated to be $1.1 billion and our cash exposure would be approximately $250 million.

Although not exclusively related to the F-35 program, in October 2010, the Defense Contracting Management Agency (DCMA) withdrew its prior validation and determination of compliance of the earned value management system (EVMS) at our Fort Worth, Texas location. EVMS is a tool for managing cost and schedule performance on complex programs. The DCMA recently conducted a compliance review and concluded that although we have made notable progress toward compliance, additional corrective actions are needed to achieve full compliance. We are working on resolving the remaining corrective actions as soon as possible. The withdrawal of the prior validation and determination of compliance of the EVMS had no impact on our internal controls over financial reporting.

In January 2012, the Secretary of Defense removed the short takeoff and vertical landing (STOVL) fighter variant from “probation” as the STOVL variant completed highly successful initial sea trials aboard the USS Wasp and is demonstrating the kind of performance and maturity that is in line with the other two variants of the F-35. In the quarter ended September 30, 2012, 12 LRIP Lot 3 aircraft were delivered to the U.S. Government. We have received orders for 95 production aircraft, of which 26 have been delivered through the quarter ended September 30, 2012.

We have two U.S. Government FMS customers in addition to our eight partner countries. International interest in the
F-35 continues to strengthen. In 2011, the Israeli government signed a letter of offer and acceptance with the U.S. Government for the procurement of F-35 aircraft, and the Japanese Ministry of Defense selected the F-35 to be its next generation fighter. In 2012, we received a contract modification to begin phase one of the Israeli System Development and Demonstration program, and Japan signed a letter of offer and acceptance to procure its initial order of four aircraft. Israel and Japan are expected to be the first two countries to receive the F-35 aircraft through the U.S. Government FMS process. We also submitted a proposal to provide 60 F-35 aircraft to the Republic of Korea’s Ministry of National Defense for its FX-III program.

Contingencies

For information regarding our contingent obligations, including off-balance sheet arrangements, see “Note 6 – Legal Proceedings and Contingencies” in this Form 10-Q.

Critical Accounting Policies

During the quarter ended September 30, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

Lockheed Martin Corporation

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011: Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Quantitative and Qualitative Disclosures About Market Risk,” Note 1 – Significant Accounting Policies, under the caption “Derivative financial instruments,” and Note 9 – Debt. Our exposures to market risk have not changed materially since December 31, 2011.

ITEM 4.	Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 30, 2012.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lockheed Martin Corporation

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results could differ materially due to factors such as:

—	the availability of government funding for the Corporation’s products and services both domestically and internationally due to budgetary constraints, performance, cost, or other factors;

—	sequestration under the Budget Control Act of 2011 or alternative measures that may be adopted in lieu of sequestration;

—	changes in government and customer priorities, requirements, or contracting practices (including the potential for deferral, reduction or termination of programs);

—	quantity revisions to the F-35 program, including in the U.S. or internationally;

—	actual returns (or losses) on pension plan assets, movements in interest rates, and other changes that may affect pension plan assumptions;

—	the effect of capitalization changes (such as share repurchase activity, accelerated pension funding, stock option exercises, or debt levels);

—	difficulties in developing and producing operationally advanced technology systems;

—	the timing and customer acceptance of product deliveries;

—	materials availability and performance by key suppliers, subcontractors, and customers;

—	charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;

—

the effect of future legislation, rulemaking, and changes in accounting, tax (including potential corporate tax reform), defense, and procurement policy or interpretations, or challenges to the allowability and recovery of costs incurred under government cost accounting standards (including potential costs associated with sequestration or other budgetary cuts to avoid sequestration, such as severance payments made to employees and facility closure expenses);

—	the effect of future acquisitions or divestitures, joint ventures, teaming arrangements, or internal reorganizations;

—	the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts);

—	the competitive environment for the Corporation’s products and services, export policies, and potential for delays in procurement due to bid protests;

—	the ability to attract and retain key personnel and suppliers (including the potential for disruption associated with sequestration and related employee severance or supplier termination costs); and

—	domestic and international economic, business, and political conditions.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission including, but not limited to, the discussions of “Government Contracts and Regulation” and “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q; and “Note 5 – Postretirement Benefit Plans” and “Note 6 – Legal Proceedings and Contingencies” of the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q.

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

Lockheed Martin Corporation

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as described in “Note 6 – Legal Proceedings and Contingencies” in this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) filed with the U.S. Securities and Exchange Commission. In the opinion of management and in-house counsel, the probability is remote that the outcome of each of those matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. The results of legal proceedings, however, cannot be predicted with certainty.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A. Risk Factors of our 2011 Form 10-K describes some of the risks and uncertainties associated with our business, including sequestration. Sequestration is further discussed in the “Industry Considerations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2011
Form 10-K.

Lockheed Martin Corporation

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended September 30, 2012.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Amount Available for Future Share Repurchases Under the Program(b)
				(in millions)
June 25, 2012 – July 29, 2012	1,067,335	$86.94	1,067,335	$2,802
July 30, 2012 – August 26, 2012	1,047,870	$91.19	1,047,870	$2,707
August 27, 2012 – September 30, 2012	1,147,500	$91.99	1,147,500	$2,601
Total	3,262,705	$90.08	3,262,705	$2,601

(a)	We repurchased a total of 3.3 million shares of our common stock for $294 million during the quarter ended September 30, 2012 under a share repurchase program that we announced in October 2010.
(b)

Our Board of Directors has approved a share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $6.5 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. As of September 30, 2012, we had repurchased a total of 51.2 million shares under the program for $3.9 billion.

ITEM 6.	Exhibits.

Exhibit No.	Description

10.1	Lockheed Martin Corporation Severance Benefit Plan for Certain Management Employees, as amended

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Robert J. Stevens

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner

32	Certification Pursuant to 18 U.S.C. Section 1350 of Robert J. Stevens and Bruce L. Tanner

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 25, 2012	by:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Chief Accounting Officer)

