Form 10-K
period 2012-12-31
LOCKHEED MARTIN CORP
filed 2013-02-28
CIK 936468

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 22, 2012, was approximately $27.5 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $1 par value, 322,583,334 shares outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2013 Definitive Proxy Statement are incorporated by reference in Part III of this

Form 10-K.

LOCKHEED MARTIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1.	BUSINESS

General

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2012, 82% of our $47.2 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security.

We are operating in an environment that is characterized by both increasing complexity in global security, as well as continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing more security capability quickly into the hands of both our domestic and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio in a disciplined manner with a focus on adjacent markets close to our core capabilities. Despite the challenges we face, we expect to continue to invest in technologies to fulfill new mission requirements for our customers, and invest in our people so that we have the technical skills necessary to be successful in this environment, and return cash to investors in the form of dividends and share repurchases.

We are a Maryland corporation and were formed in 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. Our principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817-1877. Our telephone number is (301) 897-6000. Our website home page on the Internet is www.lockheedmartin.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

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

Business Segments

We organize our business segments based on the nature of the products and services offered. Effective December 31, 2012, we operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST), and Space Systems. This structure reflects the reorganization of our former Electronic Systems business segment into the new MFC and MST business segments in order to streamline our operations and enhance customer alignment. In connection with this reorganization, management layers at our former Electronic Systems business segment and our former Global Training and Logistics (GTL) business were eliminated, and the former GTL business was split between the two new business segments. In addition, operating results for Sandia Corporation, which manages the Sandia National Laboratories for the U.S. Department of Energy, and our equity interest in the U.K. Atomic Weapons Establishment joint venture were transferred from our former Electronic Systems business segment to our Space Systems business segment.

The amounts, discussion, and presentation of our business segments reflect this reorganization for all years presented in this Annual Report on Form 10-K. For more information concerning our segment presentation, including comparative segment net sales, operating profit, and related financial information for 2012, 2011, and 2010, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 3 – Information on Business Segments” of our consolidated financial statements.

Aeronautics

In 2012, our Aeronautics business segment generated net sales of $15.0 billion, which represented 31% of our total consolidated net sales. Aeronautics’ customers include the military services and various other government agencies of the U.S. and allied countries. In 2012, U.S. Government customers accounted for 78% and international customers accounted for 22% of Aeronautics’ net sales. Net sales from Aeronautics’ combat aircraft products and services represented 21% of our total consolidated net sales in 2012 and 20% of our total consolidated net sales in each of 2011 and 2010.

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Aeronautics’ major programs include:

•	F-35 Lightning II Joint Strike Fighter – international multi-role, fifth generation stealth fighter;
•	F-22 Raptor – air dominance and multi-mission fifth generation stealth fighter;
•	F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter;
•	C-130 Hercules – international tactical airlifter; and
•	C-5M Super Galaxy – strategic airlifter.

The F-35 program is the largest in our corporation generating 14% of our total consolidated net sales, as well as 45% of Aeronautics’ net sales in 2012. The F-35 program consists of multiple contracts. The development contract is being performed concurrently with the low-rate initial production (LRIP) contracts. Concurrent performance of development and production contracts is used for complex programs to test airplanes, shorten the time to field systems, and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts to continue into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine and Navy variants of the aircraft, commitments from our eight international partners and two international customers, as well as expressions of interest from other countries. For additional information on the F-35 program, see “Status of F-35 Program” and “Industry Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Although production and deliveries of F-22 aircraft were completed in 2012, Aeronautics continues to provide on-going modernization and sustainment activities for the U.S. Air Force’s F-22 aircraft fleet. The modernization program comprises upgrading existing systems requirements, developing new systems requirements, and adding capabilities and enhancing the performance of the weapon systems. The sustainment program consists of sustaining the weapon systems of the F-22 fleet at all operational bases, including training systems, customer support, integrated support planning, supply chain management, aircraft modifications and heavy maintenance, sustained engineering, support products, and systems engineering.

Currently, Aeronautics produces F-16 aircraft for international customers. Aeronautics also provides service-life extension, modernization, and other upgrade programs for our customers’ F-16 aircraft. In 2012, we were awarded a contract to upgrade 145 of Taiwan’s F-16 aircraft.

Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, as well as upgrades and support services for the legacy C-130 Hercules worldwide fleet. We delivered 34 C-130J aircraft in 2012, including eight to international customers.

Aeronautics also provides support services for the existing U.S. Air Force C-5A/B/C/M Galaxy fleet and a modernization program to convert 49 Galaxy aircraft to the C-5M Super Galaxy configuration. The modernization effort includes avionics upgrades comprised of a new cockpit with a digital, all-weather flight control system and autopilot, a new communications suite, flat-panel displays, and enhanced navigation and safety equipment; as well as installing new engines that will produce more thrust, enabling a shorter takeoff, increased climb rate, an increased cargo load, and longer range. We delivered four C-5M aircraft in 2012.

In addition to the above aircraft programs, Aeronautics is involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, also known as the Skunk Works®, is focused on future systems, including unmanned aerial systems and next generation capabilities for advanced strike, intelligence, surveillance, reconnaissance, situational awareness, and air mobility. We continue to explore technology advancement and insertion in our existing aircraft. We also are involved in numerous network-enabled activities that allow separate systems to work together to increase effectiveness, and continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design, development, and production.

Information Systems & Global Solutions

In 2012, our IS&GS business segment generated net sales of $8.8 billion, which represented 19% of our total consolidated net sales. IS&GS’ customers include the various government agencies of the U.S. and allied countries around the world and military services, as well as commercial and other customers. In 2012, U.S. Government customers accounted for 95%, international customers accounted for 4%, and U.S. commercial and other customers accounted for 1% of IS&GS’ net sales. IS&GS has been impacted by the continuing downturn in the federal information technology budgets and the impact of the continuing resolution that was effective on October 1, 2012, the start of the U.S. Government’s fiscal year.

IS&GS provides management services, integrated information technology solutions, and advanced technology systems and expertise across a broad spectrum of applications for civil, defense, intelligence, and other government customers. IS&GS supports the needs of customers in cyber-security, health care, energy and environmental protection management, transportation, space exploration, human capital planning, financial services, data protection and sharing, and biometrics. IS&GS provides network-enabled situational awareness, delivers communications and command and control capability through complex mission solutions for defense applications, and integrates complex global systems to help our customers gather, analyze, and securely distribute critical intelligence data. IS&GS is also responsible for various classified systems and services in support of vital national security systems. While IS&GS has a portfolio of many smaller contracts as compared to our other business segments, this business segment’s major programs include:

•	The Command, Control, Battle Management and Communications (C2BMC) contract, a program to increase the integration of the Ballistic Missile Defense System for the U.S. Government.
•

The En-Route Automation Modernization (ERAM) contract, which is a program to replace the Federal Aviation Administration’s infrastructure with a modern automation environment that includes new functions and capabilities.

•	The Hanford Mission Support contract, which provides infrastructure and site support services to the Department of Energy.
•

The National Science Foundation’s U.S. Antarctic Support program, which manages sites and equipment to enable universities, research institutions, and federal agencies to conduct scientific research in the Antarctic.

Missiles and Fire Control

In 2012, our MFC business segment generated net sales of $7.5 billion, which represented 16% of our total consolidated net sales. MFC’s customers include the military services, principally the U.S. Army, and various government agencies of the U.S. and allied countries, as well as commercial and other customers. In 2012, U.S. Government customers accounted for 70% and international customers accounted for 30% of MFC’s net sales.

MFC provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; fire control systems; mission operations support, readiness, engineering support, and integration services; logistics and other technical services; and manned and unmanned ground vehicles. MFC’s major programs include:

•

The Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) air and missile defense programs. PAC-3 is an advanced defensive missile for the U.S. Army and international customers designed to intercept and eliminate incoming airborne threats using kinetic energy. THAAD is a transportable defensive missile system for the U.S. Government and international customers designed to engage targets both within and outside of the Earth’s atmosphere.

•

The Multiple Launch Rocket System (MLRS), Hellfire, Javelin, and Joint Air-to-Surface Standoff Missile (JASSM) tactical missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System platforms produced for the U.S. Army and international customers. Hellfire is an air-to-ground missile used on rotary and fixed-wing aircraft, which is produced for the U.S. Army, Navy, Marine Corps, and international customers. Javelin is a shoulder-fired anti-armor rocket system, which is produced for the U.S. Army, Marine Corps, and international customers. JASSM is an air-to-ground missile launched from fixed-wing aircraft, which is produced for the U.S. Air Force and international customers.

•

The Apache, Sniper®, and Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®) fire control systems programs. The Apache fire control system provides weapons targeting capability for the Apache helicopter for the U.S. Army and international customers. Sniper® is a targeting system for fixed-wing aircraft, and LANTIRN® is a combined navigation and targeting system for fixed-wing aircraft. Both Sniper® and LANTIRN® are produced for the U.S. Air Force and international customers.

•	The Special Operations Forces Contractor Logistics Support Services program, which provides logistics support services to the special operations forces of the U.S. military.

Mission Systems and Training

In 2012, our MST business segment generated net sales of $7.6 billion, which represented 16% of our total consolidated net sales. MST’s customers include the military services, principally the U.S. Navy, and various government agencies of the U.S. and allied countries, as well as commercial and other customers. In 2012, U.S. Government customers accounted for 75%, international customers accounted for 24%, and U.S. commercial and other customers accounted for 1% of MST’s net sales.

MST provides surface ship and submarine combat systems; sea and land-based missile defense systems; radar systems; mission systems and sensors for rotary and fixed-wing aircraft; littoral combat ships; simulation and training services; unmanned technologies and platforms; ship systems integration; and military and commercial training systems. MST’s major programs include:

•	The Aegis Combat System, which is a fleet ballistic missile defense system for the U.S. Navy and international customers and is also a sea-based element of the U.S. missile defense system.
•

The MK-41 Vertical Launching System (VLS) is a shipborne missile canister launching system that provides for rapid-fire launch capability, which is produced for the U.S. Navy and international customers.

•	The TPQ-53 Radar System is a sensor that quickly locates and neutralizes mortar and rocket threats, which is produced for the U.S. Army and international customers.
•

MH-60 mission systems and sensors, including the digital cockpit and weapons, which MST provides for the MH-60 maritime helicopter produced for the U.S. Navy and the Royal Australian Navy, and was selected by the Danish government in December 2012.

•

The Littoral Combat Ship (LCS), which is a surface combatant for the U.S. Navy designed to operate in shallow waters. We delivered our second LCS vessel, the USS Fort Worth, to the U.S. Navy in 2012. Construction is progressing on our third and fourth LCS vessels, the Milwaukee and the Detroit, which are scheduled for completion in 2014 and 2015.

•

The Persistent Threat Detection System (PTDS), which is a lighter-than-air continuous communications and persistent surveillance system produced for the U.S. Army. Deliveries on the PTDS program completed in 2012.

Space Systems

In 2012, our Space Systems business segment generated net sales of $8.3 billion, which represented 18% of our total consolidated net sales. Space Systems’ customers include various government agencies of the U.S. and commercial customers. In 2012, U.S. Government customers accounted for 95%, international customers accounted for 4%, and U.S. commercial and other customers accounted for 1% of Space Systems’ net sales. Net sales from Space Systems’ satellite products and services represented 12% of our total consolidated net sales in 2012 and 2011, and 13% in 2010.

Space Systems is engaged in the research and development, design, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include:

•	The Space-Based Infrared System (SBIRS) program, which provides the U.S. Air Force with enhanced worldwide missile launch detection and tracking capabilities.
•	The Advanced Extremely High Frequency (AEHF) system, which is the next generation of highly secure communications satellites for the U.S. Air Force.
•	The Mobile User Objective System (MUOS), which is a next-generation narrow band satellite communication system for the U.S. Navy.
•	Global Positioning System (GPS) III, which is a program to modernize the GPS satellite system for the U.S. Air Force.
•	The Geostationary Operational Environmental Satellite R-Series (GOES-R), which is the National Oceanic and Atmospheric Association’s next generation of meteorological satellites.
•	The Trident II D5 Fleet Ballistic Missile, which is a program with the U.S. Navy for the only current submarine-launched intercontinental ballistic missile in production in the U.S.

•

The Orion Multi-Purpose Crew Vehicle (Orion) program, an advanced crew capsule for the National Aeronautics and Space Administration (NASA) utilizing new technology for human exploration beyond low earth orbit that replaces the Space Shuttle.

Operating results for our Space Systems business segment include our equity interests in United Launch Alliance, which provides expendable launch services for the U.S. Government, United Space Alliance, which provided processing activities for the Space Shuttle program and is winding down following the completion of the last Space Shuttle mission in 2011, and a joint venture that manages the U.K.’s Atomic Weapons Establishment program. Additionally, operating results for Space Systems include Sandia Corporation, which manages and operates Sandia National Laboratories for the U.S. Department of Energy.

Competition

Our broad portfolio of products and services competes against the products and services of other large aerospace, defense, and information technology companies, as well as numerous smaller competitors, particularly in the IS&GS segment. We often form teams with other companies that are competitors in other efforts to provide customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition, such as information technology contracts where there may be a wide range of small to large contractors bidding on procurements. Principal factors of competition include: value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; financing and total cost of ownership; release of technology; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely solutions.

The competition for foreign sales is subject to additional U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation, and contracting practices). We may compete against domestic and foreign companies (or teams) for contract awards by other governments. International competitions also may be subject to different laws or contracting practices of other governments that may affect how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Patents

We routinely apply for and own a substantial number of U.S. and international patents related to the products and services we provide. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. The U.S. Government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by our patents for government purposes. Unpatented research, development, and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

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

Government Contracts and Regulation

Our business is heavily regulated. We contract with numerous U.S. Government agencies and entities, including all branches of the U.S. military, the Departments of Defense, Homeland Security, Justice, Commerce, Health and Human Services, Transportation, and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, NASA, and the Environmental Protection Agency. Similar government authorities exist in other countries and regulate our international efforts.

We must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. Government and other contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with certain types of contract negotiations;
•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles;
•

impose acquisition regulations, which may change or be replaced over time, that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. Government contracts;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data; and
•

require the review and approval of contractor business systems, defined in the regulations as: (i) Accounting; (ii) Estimating; (iii) Earned Value Management Systems (EVMS, for managing cost and schedule performance on certain complex programs); (iv) Purchasing; (v) Material Management and Accounting System (MMAS, for planning, controlling, and accounting for the acquisition, use, issuing, and disposition of material); and (vi) Property Management systems.

For more information regarding government contracting laws and regulations, see Item 1A - Risk Factors as well as “Industry Considerations” and “Critical Accounting Policies – Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A portion of our business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified programs are included in our consolidated financial statements. The business risks associated with classified programs historically have not differed materially from those of our other U.S. Government programs. The internal controls addressing the financial reporting of classified programs are consistent with the internal control practices for non-classified contracts.

Backlog

At December 31, 2012, our backlog was $82.3 billion compared with $80.7 billion at December 31, 2011. Backlog is converted into sales in future periods as work is performed or deliveries are made. Approximately $35.0 billion, or 43%, of our total 2012 year-end backlog is expected to be converted into sales in 2013.

Our backlog includes both funded (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential indefinite-delivery, indefinite-quantity orders in our backlog. If any of our contracts were to be terminated, our backlog would be reduced by the expected value of the remaining terms of such contracts. Funded backlog was $54.8 billion at December 31, 2012, as compared to $55.1 billion at December 31, 2011. For backlog related to each of our business segments, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

We conduct research and development activities under customer-funded contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems, and other concept formulation studies. Generally, these costs are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred in cost of sales. Independent research and development costs charged to costs of sales were $616 million in 2012, $585 million in 2011, and $639 million in 2010. See “Research and development and similar costs” in “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

Employees

At December 31, 2012, we had about 120,000 employees, approximately 95% of whom were located in the U.S. We have a continuing need for numerous skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. The majority of our employees possess a security clearance. The demand for workers with security clearances who have specialized engineering, information technology, and technical skills within the aerospace, defense, and information technology industries is likely to remain high for the foreseeable future, while growth of the pool of trained individuals with those skills has not matched demand. As a result, we are competing with other companies with similar needs in hiring skilled employees.

Approximately 15% of our employees are covered by any one of approximately 65 separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in renegotiating expiring agreements without any material disruption of operating activities. Management considers employee relations to be good.

Forward-Looking Statements

This Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast,” and similar expressions are intended to identify forward-looking statements.

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

We depend heavily on U.S. Government contracts. Our programs could be materially reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration, or other budget cuts intended to avoid sequestration. These matters and/or delays in the budget process, including a continuing resolution, could adversely affect our ability to grow or maintain our sales, earnings, and cash flow.

We derived 82% of our consolidated net sales from U.S. Government customers in 2012, including 61% from the Department of Defense (DoD). We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years.

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

Should Congress and the Administration fail to change or further delay the pending sequestration of appropriations in government fiscal year (GFY) 2013 imposed by the Budget Control Act of 2011 (Budget Act) now scheduled to take effect on March 1, 2013, our customers’ budgets would be reduced significantly and there would be a direct and significant reduction in our customers’ contract awards. While we understand customers have started to plan for sequestration, the specific effects of sequestration are not yet available and cannot be determined by us. The automatic across-the-board cuts from sequestration would approximately double the amount of the ten-year $487 billion reduction in defense spending that began in GFY 2012 already required by the Budget Act, including the budget for Overseas Contingencies Operations and any unobligated balances from prior years, and would have significant consequences to our business and industry. Non-DoD agencies would also have significantly reduced budgets. There would be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that would severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. Consequently, we expect that sequestration, or other budgetary cuts in lieu of sequestration, would have a material effect on our corporation. For more information regarding sequestration, see “Industry Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Under such conditions, large or complex programs, which consist of multiple contracts and phases, are potentially subject to increased scrutiny. Our largest program, the F-35, represented 14% of our total consolidated net sales in 2012, and is expected to represent a higher percentage of our sales in future years. For more information regarding the F-35 program, see “Status of F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Based upon our diverse range of defense, homeland security, and information technology products and services, we believe that this makes it less likely that cuts in any specific contract or program will have a long-term effect on our business. However, termination of multiple or large programs or contracts could adversely affect our business and future financial performance. We could incur expenses beyond those that would be reimbursed if one or more of our existing contracts were terminated for convenience due to lack of funding or other reasons. Potential changes in funding priorities may afford new or additional opportunities for our businesses in terms of existing, follow-on, or replacement programs. While we would expect to compete, and be well positioned as the incumbent on existing programs, we may not be successful, or the replacement programs may be funded at lower levels.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year (September 30), government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in contract awards due to lack of funding. The U.S. Government is currently operating under a continuing resolution that is effective through March 27, 2013, and its budget for GFY 2013 has not been finalized. Historically, this has not had a material effect on our business, although we did experience a decrease in contract awards and sales at our IS&GS business segment during the fourth quarter of 2012 due to the continued downturn in federal information technology budgets impacted by the continuing resolution. Should the continuing resolution be prolonged further or extended through the entire government fiscal year or decisions regarding sequestration remain pending, it may cause additional government contract awards to shift and cause our results of operations to vary between periods. In limited circumstances, we may continue to work without funding, and use our funds, in order to meet our customer’s desired delivery dates for products or services. Such funds could be at risk if the U.S. Government does not provide authorization and additional funding to our programs.

We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, debarment from bidding on contracts, loss of our ability to export products or services, and civil or criminal investigations or proceedings.

In some instances, these laws and regulations impose terms or rights that are different than those typically found in commercial transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss.

Upon termination for convenience of a cost-reimbursable contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Allowable costs would include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation. We attempt to ensure that adequate funds are available by notifying the customer when its estimated costs, including those associated with a possible termination for convenience, approach levels specified as being allotted to its programs. As funds are typically appropriated on a fiscal-year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, occasionally programs do not have sufficient funds appropriated to cover the termination costs were the government to terminate them for convenience. Under such circumstances, the U.S. Government could assert that it is not required to appropriate additional funding.

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the quality of our services as a subcontractor. In the case of termination for default, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. However, under such circumstances we have rights and remedial actions under laws and Federal Acquisition Regulations (FAR).

In addition, certain of our U.S. Government contracts span one or more base years and multiple option years. The U.S. Government generally has the right not to exercise option periods and may not exercise an option period for various reasons. However, the U.S. Government may exercise option periods, even for contracts for which it is expected that our costs may exceed the contract price or ceiling.

U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency (DCMA), and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems, and compliance with applicable laws, regulations, and standards. Any costs found to be misclassified may be subject to repayment. We have unaudited and/or unsettled incurred cost claims related to past years, which places risk on our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring.

Certain deficiencies identified during government audits of contractor business systems may result in the government withholding payments on receivables for certain contract types such as cost-reimbursable contracts and fixed-price incentive-fee contracts. Withholds are capped at 5% of billings when deficiencies impact a single business system and 10% when deficiencies impact multiple systems, and are typically reduced to 2% after the contractor’s corrective action plan has been accepted and progress to implement the corrective actions has been demonstrated. Such deficiencies have not impacted our internal control over financial reporting. For example, the U.S. Government is currently withholding certain funds on receivables for the F-35 program due to the DCMA’s prior withdrawal of its validation and determination of compliance of the Earned Value Management Systems at our Fort Worth, Texas location. In 2012, the DCMA conducted a compliance review and concluded that although we have made notable progress toward compliance, additional corrective actions are necessary to achieve full compliance.

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

As a leader in defense and global security, we have a large number of programs for which we are the incumbent contractor. A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied upon competitive contract award types, including indefinite-delivery, indefinite-quantity, GSA Schedule, and other multi-award contracts, which has the potential to create pricing pressure and increase our cost by requiring that we submit multiple bids and proposals. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Following award, we may encounter significant expenses, delays, contract modifications, or even loss of the contract if our competitors protest or challenge contracts that are awarded to us. Multi-award contracts require that we make sustained efforts to obtain task orders under the contract. We are facing increased competition, particularly in information technology and cyber security at our Information Systems & Global Solutions business segment, from non-traditional competitors outside of the aerospace and defense industry. At the same time, our customers are facing budget constraints, trying to do more with less by cutting costs, identifying more affordable solutions, and reducing product development cycles. To remain competitive, we consistently must provide superior performance, advanced technology solutions, and service at an affordable cost and with the agility that our customers require to satisfy their mission objectives.

International sales may pose different risks.

In 2012, our sales to international customers accounted for 17% of our total consolidated net sales. As a company, we have a strategy to grow international sales over the next several years, inclusive of sales of F-35 aircraft to our international partners and other countries. International sales are subject to numerous political and economic factors, regulatory requirements, significant competition, and other risks associated with doing business in foreign countries. Our exposures to such risks may increase if our international sales grow as we anticipate.

Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government or direct commercial sales (DCS) with international customers. In 2012, approximately half of our sales to international customers were FMS while the other half were DCS. These transaction types differ as FMS transactions represent sales by the U.S. Government to other governments and our contract with the U.S. Government is subject to FAR. By contrast, DCS transactions represent sales by us directly to another government or international customer. All sales to international customers are subject to U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act, and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. We frequently team with international subcontractors and suppliers who are also exposed to similar risks. While we have stringent policies in place to comply with such laws and regulations, failure by us, our employees, or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us.

While international sales, whether contracted as FMS or DCS, present risks that are different, and potentially greater, than those encountered in our domestic business, DCS may impose even greater risks as such transactions involve commercial relationships with parties with whom we have less familiarity and where there may be significant cultural differences. Additionally, international procurement rules and regulations, contract laws and regulations, and contractual terms differ from those in the U.S., are less familiar to us, may be interpreted differently by foreign courts, are officially documented in the local language and, therefore, potentially subject to errors in translation, and frequently have terms less favorable to us than the FAR. Export and import, tax, and currency risk may also be increased for DCS transactions.

Our international business is highly sensitive to changes in regulations, political environments, or security risks may affect our ability to conduct business in foreign markets, including those regarding investment, procurement, taxation, and repatriation of earnings. Our international business may also be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Sales of military products are also affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

In international sales, we face substantial competition from both domestic manufacturers and foreign manufacturers whose governments sometimes provide research and development assistance, marketing subsidies, and other assistance for their products. Additionally, the timing of orders from our international customers can be less predictable than for our domestic customers and may lead to fluctuations in the amount reported each year for our international sales.

In conjunction with defense procurements, some international customers require contractors to provide additional incentives or to comply with industrial cooperation regulations, including entering into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, technology transfers, local manufacturing support, and financial support projects as an incentive, or as a condition to a contract award. In some countries, these offset agreements may require the establishment of a joint venture with a local company, which must control the venture. In these and other situations, Lockheed Martin could be liable for violations of law for actions taken by these entities such as laws related to anti-corruption, import and export, anti-boycott restrictions, or local laws with which we are not familiar. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with the offset requirements which are typically subjective.

Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to designing, developing, and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we also may incur liabilities that are unique to our products and services, including combat and air mobility aircraft, missile and space systems, command and control systems, air traffic control management systems, cyber security, homeland security, and training programs. In some, but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions, or otherwise. The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities, existing coverage may be cancelled while we remain exposed to the risk, and it is not possible to obtain insurance to protect against all operational risks and liabilities.

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

Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, our ability to control costs, and evolving U.S. Government procurement policies.

Our profitability and cash flow may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is finally determined (particularly under award and incentive-fee contracts).

Our backlog includes a variety of contract types which are intended to address changing risk and reward profiles as a program matures. Contract types include cost-reimbursable, fixed-price incentive-fee, fixed-price, and time-and-materials contracts. Contracts for development programs with complex design and technical challenges are typically cost-reimbursable. Under cost-reimbursable contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. In these cases, the associated financial risks primarily relate to a reduction in fees, and the program could be cancelled if cost, schedule, or technical performance issues arise.

Other contracts in backlog are for the transition from development to production (e.g., low-rate initial production (LRIP)), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These generally are cost-reimbursable or fixed-price incentive-fee contracts. Under a fixed-price incentive-fee contract, the allowable costs incurred are eligible for reimbursement, but are subject to a cost-share arrangement, which affects profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

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

The failure to perform to customer expectations and contract requirements may result in reduced fees or losses and affect our financial performance in that period. Under each type of contract, if we are unable to control costs, our operating results could be adversely affected, particularly if we are unable to justify an increase in contract value to our customers. Cost overruns or the failure to perform on existing programs also may adversely affect our ability to retain existing programs and win future contract awards.

The U.S. Government is currently pursuing and implementing policies that could negatively impact our profitability. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria, or government contract negotiation offers that indicate what our costs should be may affect the predictability of our profit rates. Our customers are under pressures that may result in a change in contract types referenced above earlier in program maturity than is traditional. An example of this is the use of fixed-price incentive-fee contracts for the LRIP 4 and LRIP 5 contracts on the F-35 program while the development contract is running concurrently. Our customers may also pursue non-traditional contract provisions in negotiation of contracts. For example, changes resulting from the F-35 development contract may need to be implemented on the production contracts, a concept referred to as concurrency, which may require us to pay for a portion of the concurrency costs. Other examples include, but are not limited to, the government in certain circumstances requiring that bid and proposal costs be included in general and administrative costs, rather than charged directly to contracts, and potentially lowering the cap on the recoverability of executive compensation.

Other policies could negatively impact our working capital and cash flow. For example, the government has expressed a preference for requiring progress payment provisions on new fixed-price contracts, which if implemented, delays our ability to recover a significant amount of costs incurred on a contract and thus affects the timing of our cash flows.

We are the prime contractor on most of our contracts and if our subcontractors, suppliers, or teaming agreement or joint venture partners fail to perform their obligations, our performance and our ability to win future business could be harmed.

Most of our contracts involve subcontracts or teaming arrangements with other companies upon which we rely to perform a portion of the services that we must provide to our customers. We also sometimes bid on contracts through joint ventures that award work through these entities, rather than through subcontract or teaming arrangements. There is a risk that we may have disputes with our subcontractors, teammates, or venture members, including disputes regarding the quality and timeliness of work performed, the workshare provided to that party, customer concerns about the other party’s performance, our failure to extend existing task orders or issue new task orders, or our hiring of the personnel of a subcontractor, teammate, or venture member, or vice versa. In addition, the contracting parties on which we rely may be affected by changes in the economic environment and constraints on available financing to meet their performance requirements or provide needed supplies on a timely basis. A failure by one or more of those contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis may affect our ability to perform our obligations. Contracting party performance deficiencies may affect our operating results and could result in a customer terminating our contract for default. A default termination could expose us to liability and affect our ability to compete for future contracts and orders.

The funding and costs associated with our pension and postretirement medical plans are dependent on economic factors such as discount rates and long-term rates of return on our plan assets as well as other actuarial assumptions which may cause our earnings, cash flows, and stockholders’ equity to fluctuate significantly from year to year.

Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. The impact of these plans on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including expected rates of increase in future compensation levels, employee turnover and mortality, as well as the timing of funding. Changes in these factors also affect our plan funding, cash flow, earnings, and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts, as described below, may also be subject to changes caused by legislative or regulatory actions.

With regard to cash flow, in the past few years we have made substantial cash contributions to our plans in excess of the amounts required by the Employee Retirement Income Security Act of 1974 (ERISA) and Pension Protection Act (PPA). We generally are able to recover these costs related to our plans as allowable costs on our U.S. Government contracts, including FMS, but there are delays between when we contribute cash to the plans under pension funding rules and recover it under government cost accounting rules. Effective February 2012, the cost accounting rules were revised to harmonize the measurement and period assignment of the pension cost allocable to government contracts with the PPA (CAS Harmonization). The cost impact of CAS Harmonization will be phased in beginning in 2013 with the goal of better aligning the CAS cost and ERISA funding requirements being fully achieved in 2017.

For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies – Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations and “Note 9 – Postretirement Plans” of our consolidated financial statements.

If we fail to manage acquisitions, divestitures, and other transactions successfully, our financial results, business, and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions, divestitures, joint ventures, and equity investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions, and manage post-closing matters (e.g., integrate acquired companies and employees and realize anticipated operating synergies) efficiently and effectively. Acquisition, divestiture, joint venture, and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified pre-closing liabilities could affect our future financial results.

Joint ventures or equity investments operate under shared control with other parties. Under the equity method of accounting for nonconsolidated joint ventures and investments, we recognize our share of the operating results of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control. The most significant impact of our equity investments is in our Space Systems business segment where approximately 24% of its 2012 operating profit was derived from its equity investments in three joint ventures (see “Space Systems” above). Management closely monitors the results of operations and cash flows generated by these investees.

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

Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe our threat detection and mitigation processes and procedures are adequate. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

Although we work cooperatively with our customers, suppliers, subcontractors, joint venture partners, and acquisitions to seek to minimize the impact of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards and their relationships with government contractors, such as Lockheed Martin, may increase the likelihood that they are targeted by the same cyber threats we face.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, our future financial results, our reputation or our stock price.

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

We manage various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs historically have been the responsibility of the government, and we have relied, and continue to rely with respect to past practices, upon government funding to pay such costs. Although the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance typically are borne by either the government or the contractor, depending on the contract and the relevant facts. Some environmental laws include criminal provisions. An environmental law conviction could affect our ability to be awarded future, or perform existing, U.S. Government contracts.

We have incurred and will continue to incur liabilities under various federal, state, local, and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, and continually evolving governmental environmental standards and cost allowability issues. Both the EPA and the California Office of Environmental Health Hazard Assessment announced plans in January 2011 to regulate two chemicals, perchlorate and hexavalent chromium, to levels in drinking water that are expected to be substantially lower than the existing public health goals or standards established in California. The rulemaking processes are lengthy and may take years to complete. If substantially lower standards are adopted, we would expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 12 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings and “Note 12 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements.

In order to be successful, we must attract and retain key employees and manage leadership transitions effectively.

Our business has a continuing need to attract large numbers of skilled personnel, including personnel holding security clearances, to support the growth of the enterprise and to replace individuals who have terminated employment due to retirement or other reasons. To the extent that the demand for qualified personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. We increasingly compete with commercial technology companies outside of the aerospace and defense industry for qualified technical and scientific positions as the number of qualified domestic engineers is decreasing. To the extent that these companies grow faster than our industry, or face fewer cost and product pricing constraints, they may be able to offer higher compensation to job candidates or our existing employees. To the extent that we lose experienced personnel through wage competition, normal attrition, or specific actions such as workforce reductions, we must successfully manage the transfer of critical knowledge from those individuals.

We also must manage leadership development and succession planning throughout our business and have processes in place for management transition, which was critical during our recent executive management changes. To the extent that we are unable to attract, develop, retain, and protect leadership talent successfully, we could experience business disruptions and impair our ability to achieve business objectives.

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

Our estimates and projections may prove to be inaccurate.

The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical, and performance issues for each of our thousands of contracts, many of which are long-term in nature. Another example is the $10.4 billion of goodwill assets recorded on our Balance Sheet as of December 31, 2012 from previous acquisitions over time, which represent greater than 25% of our total assets, and are subject to annual impairment testing. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the related goodwill assets.

Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. For example, recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Actual financial results could differ from our judgments and estimates. Refer to “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Note 1 – Significant Accounting Policies” of our consolidated financial statements for a complete discussion of our significant accounting policies and use of estimates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2012, we operated in 523 locations (including offices, manufacturing plants, warehouses, service centers, laboratories, and other facilities) throughout the U.S. and internationally. Of these, we owned 45 locations aggregating approximately 29.0 million square feet, and leased space at 478 locations aggregating approximately 23.7 million square feet. Consistent with our cost reduction initiatives, we reduced our leased space by approximately 1.5 million square feet during 2012. We also manage or occupy various government-owned facilities under leases and various other arrangements. The U.S. Government also furnishes equipment that we use in some of our businesses.

At December 31, 2012, our business segments occupied facilities at the following major locations:

•	Aeronautics – Palmdale, California; Marietta, Georgia; Greenville, South Carolina; and Fort Worth and San Antonio, Texas.
•

Information Systems & Global Solutions – Goodyear, Arizona; Sunnyvale, California; Colorado Springs and Denver, Colorado; Gaithersburg and Rockville, Maryland and other locations within the Washington, D.C. metropolitan area; Valley Forge, Pennsylvania; and Houston, Texas.

•	Missiles and Fire Control – Camden, Arkansas; Orlando, Florida; Lexington, Kentucky; and Grand Prairie, Texas.
•	Mission Systems and Training – Orlando, Florida; Baltimore, Maryland; Moorestown/Mt. Laurel, New Jersey; Owego and Syracuse, New York; Akron, Ohio; and Manassas, Virginia.
•	Space Systems – Huntsville, Alabama; Sunnyvale, California; Denver, Colorado; Albuquerque, New Mexico; and Newtown, Pennsylvania.
•	Corporate activities – Lakeland, Florida and Bethesda, Maryland.

The following is a summary of our square feet of floor space by business segment at December 31, 2012 (in millions):

	Owned	Leased	Government- Owned	Total
Aeronautics	5.2	3.5	14.7	23.4
Information Systems & Global Solutions	2.5	6.3	—	8.8
Missiles and Fire Control	3.9	5.3	1.3	10.5
Mission Systems and Training	5.7	5.9	0.4	12.0
Space Systems	8.7	1.7	7.9	18.3
Corporate activities	3.0	1.0	—	4.0
Total	29.0	23.7	24.3	77.0

Some of our owned properties are leased to third parties. In the area of manufacturing, most of the operations are of a job-order nature, rather than an assembly line process, and productive equipment has multiple uses for multiple products. Management believes that all of our major physical facilities are in good condition and are adequate for their intended use.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter. We cannot predict the outcome of legal proceedings with certainty. These matters include the proceedings summarized in “Note 12 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements.

From time-to-time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon us, or could lead to suspension, proposed debarment, or debarment from eligibility for future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Note 12 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of February 28, 2013 are listed below, as well as their age at December 31, 2012, positions and offices currently held, and principal occupation and business experience over at least the past five years. There were no family relationships among any of our executive officers and directors. All officers serve at the pleasure of the Board of Directors.

Dale P. Bennett (56), Executive Vice President – Mission Systems and Training

Mr. Bennett has served as Executive Vice President – Mission Systems and Training since December 31, 2012. He previously served as President, Electronic Systems Mission Systems & Sensors from August 2011 to December 30, 2012, and President, Global Training and Logistics from July 2005 to July 2011.

Richard H. Edwards (56), Executive Vice President – Missiles and Fire Control

Mr. Edwards has served as Executive Vice President – Missiles and Fire Control since December 31, 2012. He previously served as Executive Vice President, Program and Technology Integration, Electronic Systems Missiles and Fire Control from June 2012 to December 30, 2012, and Vice President Tactical Missiles and Combat Maneuver Systems, Electronic Systems Missiles and Fire Control from July 2005 to June 2012.

Linda R. Gooden (59), Executive Vice President – Information Systems & Global Solutions

Ms. Gooden has served as Executive Vice President – Information Systems & Global Solutions (IS&GS) since January 2007. Effective April 1, 2013, Ms. Gooden will step down as Executive Vice President – IS&GS, but will remain employed with the Corporation through May 1, 2013 when she will retire. Sondra L. Barbour, Senior Vice President and Chief Information Officer, will succeed Ms. Gooden as the new Executive Vice President – IS&GS effective April 1, 2013.

Christopher J. Gregoire (44), Vice President and Controller (Chief Accounting Officer)

Mr. Gregoire has served as Vice President, Controller, and Chief Accounting Officer since March 2010. He previously was employed by Sprint Nextel Corporation from August 2006 to May 2009, most recently as Principal Accounting Officer and Assistant Controller, and was a partner at Deloitte & Touche LLP from September 2003 to July 2006.

Marillyn A. Hewson (59), Chief Executive Officer and President

Ms. Hewson has served as Chief Executive Officer and President since January 2013. She previously served as President and Chief Operating Officer from November 2012 to December 2012 and Executive Vice President – Electronic Systems from January 2010 to December 2012; President, Systems Integration – Owego from September 2008 to December 2009; Executive Vice President – Global Sustainment for Aeronautics from February 2007 to August 2008; President, Lockheed Martin Logistics Services Company from January 2007 to February 2007; and President and General Manager, Kelly Aviation Center, L.P. from August 2004 to December 2007.

Maryanne R. Lavan (53), Senior Vice President, General Counsel and Corporate Secretary

Ms. Lavan has served as Senior Vice President and General Counsel since June 2010 and Corporate Secretary since September 2010. She previously served as Vice President – Internal Audit from February 2007 to June 2010, and Vice President – Ethics and Business Conduct from October 2003 to February 2007.

Larry A. Lawson (54), Executive Vice President – Aeronautics

Mr. Lawson has served as Executive Vice President – Aeronautics since April 2012. He previously served as Vice President and General Manager, F-35 Program, from June 2010 to March 2012, and Vice President and General Manager, F-22 Program, from September 2004 to June 2010.

Joanne M. Maguire (58), Executive Vice President – Space Systems

Ms. Maguire has served as Executive Vice President – Space Systems since July 2006. Effective April 1, 2013, Ms. Maguire will step down as Executive Vice President – Space Systems, but will remain employed with the Corporation through May 1, 2013 when she will retire. Richard F. Ambrose, Vice President and Deputy, Space Systems, will succeed Ms. Maguire as the new Executive Vice President – Space Systems effective April 1, 2013.

Kenneth R. Possenriede (52), Vice President and Treasurer

Mr. Possenriede has served as Vice President and Treasurer since July 2011. He previously served as Vice President of Finance and Business Operations for Electronic Systems from July 2008 to June 2011, and as Vice President of Finance and Business Operations for Space Systems from September 2007 to June 2008.

Robert J. Stevens (61), Executive Chairman and Strategic Advisor to the Chief Executive Officer

Mr. Stevens has served as Executive Chairman and Strategic Advisor to the Chief Executive Officer since January 2013. He previously served as Chairman of the Board and Chief Executive Officer from January 2010 to December 2012, and Chairman of the Board, President and Chief Executive Officer from April 2005 to January 2010.

Bruce L. Tanner (53), Executive Vice President and Chief Financial Officer

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

At January 31, 2013, we had 34,400 holders of record of our common stock, par value $1 per share. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. Information concerning the stock prices based on intra-day trading prices as reported on the NYSE composite transaction tape and dividends paid during the past two years is as follows:

Common Stock – Dividends Paid Per Share and Market Prices

	Dividends Paid Per Share		Market Prices (High-Low)
Quarter	2012	2011	2012	2011
First	$1.00	$ .75	$91.01 – $79.05	$82.43 – $69.62
Second	1.00	.75	92.24 – 80.14	81.92 – 75.10
Third	1.00	.75	93.99 – 83.15	82.23 – 66.36
Fourth	1.15	1.00	95.92 – 87.08	81.86 – 70.37
Year	$4.15	$3.25	$95.92 – $79.05	$82.43 – $66.36

Stockholder Return Performance Graph

The following graph compares the total return on a cumulative basis of $100 invested in Lockheed Martin common stock on December 31, 2007 to the Standard and Poor’s (S&P) 500 Index, S&P Aerospace & Defense (S&P Aero) Index, and the S&P Industrials Index.

The S&P Aero Index comprises General Dynamics Corporation, Honeywell International, Inc., L3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corporation, Raytheon Company, Rockwell Collins, Inc., Textron Inc., The Boeing Company, and United Technologies Corporation. The stockholder return performance indicated on the graph is not a guarantee of future performance.

The S&P Industrials Index comprises those companies included in the S&P 500 Index that are classified as members of the industrials sector as defined by the Global Industry Classification Standard.

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Issuer Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three-month period ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Amount Available for Future Share Repurchases Under the Program (b)
				(in millions)
October 1, 2012 – October 28, 2012	842,445	$93.38	842,445	$2,522
October 29, 2012 – November 25, 2012	872,973	90.86	872,973	2,443
November 26, 2012 – December 31, 2012	1,395,288	92.02	1,395,288	2,315

Total	3,110,706	$92.07	3,110,706	$2,315
(a)	We repurchased a total of 3.1 million shares of our common stock for $286 million during the quarter ended December 31, 2012 under a share repurchase program that we announced in October 2010.
(b)

Our Board of Directors has approved a share repurchase program for the repurchase of our common stock from time-to-time, authorizing an amount available for share repurchases of $6.5 billion. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. As of December 31, 2012, we had repurchased a total of 54.3 million shares under the program for $4.2 billion.

ITEM 6.	SELECTED FINANCIAL DATA

(In millions, except per share data)	2012	2011	2010	2009	2008
OPERATING RESULTS
Net sales	$47,182	$46,499	$45,671	$43,867	$41,212
Operating profit (a)	4,434	4,020	4,105	4,477	4,829
Net earnings from continuing operations (a)(b)	2,745	2,667	2,614	2,967	3,127
Net earnings (c)	2,745	2,655	2,878	2,973	3,185
EARNINGS PER COMMON SHARE
Net earnings from continuing operations
Basic (a)	$8.48	$7.94	$7.18	$7.71	$7.82
Diluted (a)	8.36	7.85	7.10	7.63	7.64
Net earnings
Basic (c)	8.48	7.90	7.90	7.73	7.97
Diluted (c)	8.36	7.81	7.81	7.64	7.78
CASH DIVIDENDS PER COMMON SHARE	$4.15	$3.25	$2.64	$2.34	$1.83
BALANCE SHEET
Cash, cash equivalents and short-term investments (d)	$1,898	$3,582	$2,777	$2,737	$2,229
Total current assets	13,855	14,094	12,893	12,529	10,736
Goodwill	10,370	10,148	9,605	9,948	9,526
Total assets (e)	38,657	37,908	35,113	35,167	33,495
Total current liabilities	12,155	12,130	11,401	10,910	10,702
Long-term debt, net (d)	6,158	6,460	5,019	5,052	3,563
Total liabilities (e)	38,618	36,907	31,616	31,201	30,742
Stockholders’ equity (e)	39	1,001	3,497	3,966	2,753
COMMON SHARES AT YEAR-END	321	321	346	373	393
CASH FLOW DATA
Net cash provided by operating activities (f)	$1,561	$4,253	$3,801	$3,487	$4,724
Net cash used for investing activities	(1,222)	(813)	(573)	(1,832)	(1,210)
Net cash used for financing activities	(2,023)	(2,119)	(3,358)	(1,432)	(3,994)
BACKLOG	$82,300	$80,700	$78,400	$77,300	$80,200

(a)

Our operating profit and net earnings from continuing operations included severance charges of $48 million ($31 million or $.09 per share, after tax) in 2012 (Note 13); $136 million ($88 million or $.26 per share, after tax) in 2011 (Note 13); charges for the Voluntary Executive Separation Program and facilities consolidation totaling $220 million ($143 million or $.38 per share, after tax) in 2010 (Note 13); and non-cash FAS/CAS pension adjustment of $(830) million, $(922) million, $(454) million, $(456) million, and $128 million in 2012, 2011, 2010, 2009, and 2008. Earnings per common share benefited from the significant number of shares repurchased under our share repurchase program (Note 10).

(b)

Our net earnings from continuing operations included an $89 million reduction in income tax expense in 2011 through the elimination of liabilities for unrecognized tax benefits; tax expense of $96 million in 2010 as a result of health care legislation that eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D; and a $69 million income tax benefit in 2009 for the resolution of certain tax matters (Note 7).

(c)

Our net earnings were affected by the items in notes (a) and (b) above, as well as items related to discontinued operations such as a $184 million gain ($.50 per share) in 2010 on the sale of Enterprise Integration Group, and $73 million ($.20 per share) of benefits in 2010 for certain adjustments related to Pacific Architects and Engineers in 2010 (Note 14).

(d)

The decrease in our cash from 2011 to 2012 primarily was due to an increase of $1.4 billion in contributions to our qualified defined benefit pension plans during 2012. The increase in our cash and long-term debt from 2010 to 2011 primarily was due to the issuance of $2.0 billion of long-term notes in 2011, partially offset by our redemption of $584 million in long-term notes in 2011 (Note 8). The increase in our long-term debt from 2008 to 2009 primarily was due to the issuance of $1.5 billion of long-term notes in 2009.

(e)

The increase in our total assets and total liabilities and decrease in stockholders’ equity from 2011 to 2012 and from 2010 to 2011 primarily was due to the annual remeasurement of the funded status of our postretirement benefit plans at December 31, 2012 and 2011 (Note 9).

(f)

The decrease in our net cash provided by operating activities from 2011 to 2012 primarily was due to changes in working capital of $1.7 billion and increased pension contributions of $1.1 billion, net of CAS recoveries. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2012, 82% of our $47.2 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security.

We organize our business segments based on the nature of the products and services offered. Effective December 31, 2012, we operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST), and Space Systems. This structure reflects the reorganization of our former Electronic Systems business segment into the new MFC and MST business segments in order to streamline our operations and enhance customer alignment. In connection with this reorganization, management layers at our former Electronic Systems business segment and our former Global Training and Logistics (GTL) business were eliminated, and the former GTL business was split between the two new business segments. In addition, operating results for Sandia Corporation, which manages the Sandia National Laboratories for the U.S. Department of Energy, and our equity interest in the U.K. Atomic Weapons Establishment (AWE) joint venture were transferred from our former Electronic Systems business segment to our Space Systems business segment. The amounts, discussion, and presentation of our business segments reflect this reorganization for all years presented in this Annual Report on Form 10-K.

We are operating in an environment that is characterized by both increasing complexity in global security, as well as continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing more security capability quickly into the hands of both our domestic and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio in a disciplined manner with a focus on adjacent markets close to our core capabilities. Despite the challenges we face, we expect to continue to invest in technologies to fulfill new mission requirements for our customers, invest in our people so that we have the technical skills necessary to be successful in this environment, and return at least 50% of free cash flow1 to investors in the form of dividends and share repurchases.

Our outlook for 2013 is premised on the assumption that sequestration does not occur, that the U.S. Government continues to support and fund our programs, which is consistent with the continuing resolution funding measure through March 27, 2013, and that Congress approves defense budget legislation for government fiscal year (GFY) 2013 at a level consistent with the President’s proposed defense budget for the second half of the U.S. Government’s fiscal year 2013. With these assumptions, we expect 2013 net sales will decline at a mid single digit percentage rate from the record 2012 net sales amount, due to an anticipated reduction in net sales at four of five of our business segments as discussed in the “Business Segment Results of Operations” section below. We expect our 2013 segment operating profit will also decrease from 2012 levels at a slightly higher percentage rate than the decline in net sales due to the factors mentioned in the “Business Segment Results of Operations” section below, and 2013 segment operating profit margin will accordingly be slightly lower than 2012 levels. If sequestration or other budgetary cuts in lieu of sequestration occur, we expect these budget reductions would have a material effect on our corporation as discussed in the “Industry Considerations” section below and Item 1A- Risk Factors.

Industry Considerations

U.S. Government Business

Budget Priorities

The U.S. Government continues to focus on discretionary spending, entitlements, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. The Administration and Congress are attempting to balance decisions

1 We define free cash flow as cash from operations as determined under U.S. generally accepted accounting principles (GAAP), less capital expenditures as presented on our Statements of Cash Flows.

regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment imposed by the Budget Control Act of 2011 (Budget Act), which reduced defense spending by a minimum of $487 billion over a ten-year period that began in GFY 2012. In light of the Budget Act and deficit reduction pressures generally, it is likely that discretionary spending by the federal government will remain constrained for a number of years.

Notably, should Congress and the Administration fail to change or further delay the pending sequestration of appropriations in GFY 2013 imposed by the Budget Act, currently scheduled to take effect on March 1, 2013 as adjusted by the American Taxpayer Relief Act of 2012 (Taxpayer Relief Act), both our DoD and non-DoD customers’ budgets would be reduced significantly and there would be a direct and significant reduction in our customers’ contract awards. Although the Taxpayer Relief Act delayed sequestration two months from January 2, 2013, to March 1, 2013, and reduced the amount of the GFY 2013 budget cuts, the impacts to our customers remain significant with limited time to implement spending reductions required under sequestration.

In addition, Congress passed a continuing resolution funding measure for GFY 2013 to finance all U.S. Government activities through March 27, 2013. Under this continuing resolution, partial-year funding at amounts consistent with appropriated levels for GFY 2012 are available, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded under the continuing resolution financing mechanism. However, during periods covered by continuing resolutions (or until the regular appropriation bills are passed), and pending decisions related to sequestration we may experience delays in the receipt of orders for our products and services due to lack of funding, and those delays may affect our results of operations and cash flows.

While the specific effects of sequestration still cannot be determined, automatic across-the-board cuts would approximately double the amount of the ten-year $487 billion reduction in defense spending that began in GFY 2012 already required by the Budget Act, including the budget for Overseas Contingencies Operations (OCO) and any unobligated balances from prior years, and would have significant consequences to our business and industry. Non-DoD agencies would also have significantly reduced budgets. There would be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that would severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge.

Current estimates suggest that sequestration would reduce total GFY 2013 non-military personnel defense funding by 9% to approximately $500 billion. In addition, general estimates suggest that sequestration could result in an approximate 5% reduction to the total GFY 2013 non-defense budget. However, if sequestration goes into effect on March 1, 2013, government agencies will have already expended funds for several months of GFY 2013. Therefore, in order to achieve the across-the-board cuts imposed by sequestration over a shorter time period, the effective percentage reductions for the remaining months of GFY 2013 would be higher than the above percentages. While current DoD planning for the ongoing continuing resolution has focused on operating accounts in lieu of other accounts such as procurement and research, development, training, and evaluation due to the ability to quickly adjust activities and programs funded in these accounts, we understand that sequestration related cuts are likely to be applied across-the-board at the individual program, project, and activity level, thus impacting all defense programs and contractors regardless of how they align to our country’s most critical national priorities and mission areas. Consequently, we expect that sequestration, or other budgetary cuts in lieu of sequestration, would have a material effect on our corporation.

Our current sales outlook for 2013 is a mid single digit percentage rate decline from our record 2012 net sales amount, presuming sequestration does not occur, the continuing resolution ends on March 27, 2013, and other factors. Based on our preliminary understanding of sequestration and noting that it is difficult to estimate how sequestration would be implemented, we believe that, should Congress and the Administration fail to change or further delay sequestration, our 2013 net sales would be lower than 2012 net sales by more than the mid single digit outlook noted above. Future years could be materially impacted. However, subject to the uncertainty described above, we expect that the impact of sequestration on our operating results may lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our MFC and MST business segments, due to our production contract backlog being funded with money from the U.S. Government’s GFY 2012 and prior budgets. We expect that earnings and cash flow reductions, prior to restructuring activities, would generally follow a pattern similar to the net sales reductions. We are unable to reasonably estimate the cost and cash flow impact of any restructuring initiatives (potentially including but not limited to severance payments made to employees, facility closure expenses, and impairments of assets, including goodwill) to align our cost structure to a lower sales base.

Sequestration likely would result in significant rescheduling or termination activity with our supplier base. Such activity likely would result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. We expect that these costs would be recovered from our customers.

Lockheed Martin is committed to the fair treatment of its employees and compliance with law. Accordingly, if sequestration or other budget cuts intended to avoid sequestration occur, we will provide affected employees the notice required by the federal and applicable state Worker Adjustment and Retraining Notification (WARN) Acts when we conclude, based on the circumstances and those laws, that notice is required or otherwise appropriate. The Office of Management and Budget and DoD have issued guidance intended to assure that the costs of complying with federal and state WARN Acts are recoverable, and we expect to recover these costs.

Despite the continuing uncertainty on U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration, or other budget cuts intended to avoid sequestration.

Department of Defense Business

The passage of the Budget Act imposed specific limits on security and non-security spending beginning in GFY 2013. The GFY 2013 DoD base budget is the first to reflect the reduced spending limits imposed by the Budget Act and is consistent with its limits on discretionary spending. The GFY 2014 request has been delayed as a result of the ongoing federal budgetary negotiations. The GFY 2014 request will likely reflect a continuation of the spending limits with some variation as a result of sequester negotiations.

In prior years, the Administration has requested and Congress has provided funds for U.S. military operations in Afghanistan and Iraq, and other unforeseeable contingency or peacekeeping operations, through a separate OCO funding outside of the base DoD budget. The OCO funding for GFY 2012 totaled $115 billion, and the Administration requested $88 billion for GFY 2013. We expect that the fiscal 2014 request will continue these reductions, reflecting the completion of U.S. military operations in Iraq and reduced operations in Afghanistan. Our net sales historically have not been significantly dependent on overseas contingency or supplemental funding requests and, therefore, we continue to focus our attention on the DoD’s base budget for support and funding of our programs.

The GFY 2013 budget proposal reflected the Administration’s new national security strategy and is consistent with the lower spending levels imposed by the Budget Act. We have no specific indications that the GFY 2014 budget will deviate significantly, other than the reduction due to the sequester delay as described above, from the estimated spending levels in the GFY 2013 request. Despite these reduced defense spending levels, we believe our broad mix of programs and capabilities continues to position us favorably to support the current and future needs of the DoD and our programs were well supported in the GFY 2013 budget request. For example, the budget supported continuation of all three variants of the F-35 and maintains the same ultimate inventory objective of 2,443 aircraft for the U.S. Government. Additionally, the DoD has specifically cited continued support for a broad spectrum of our programs.

Given the Administration’s emphasis on affordability and the need to find further efficiencies in the management and operations of DoD, the need for more affordable logistics and sustainment, expansive use of information technology and knowledge-based solutions, and vastly improved levels of network and cyber security, all remain national priorities. To address these priorities, we continue to focus on growing our portfolio in these areas, diversifying our business, and expanding into adjacent businesses and programs that include surface naval vessels, unmanned aerial systems, rotary wing aviation, and land vehicles.

Non-Department of Defense Business

Our experience in the defense arena, together with our core information technology and services expertise, has enabled us to provide products and services to a number of government agencies, including the Departments of Homeland Security, Justice, Commerce, Health and Human Services, Transportation, and Energy, the U.S. Postal Service, the Social Security Administration (SSA), the Federal Aviation Administration, the National Aeronautics and Space Administration, the Veterans Administration, National Science Foundation, and the Environmental Protection Agency (EPA).

As with the DoD, all other departments and agencies were impacted by the Budget Act. The result would be that budgets for GFY 2013 and beyond will be reduced further below the GFY 2012 budget. Should sequester go into effect on March 1, 2013, our non-DoD customers will also be significantly affected as the across-the-board reductions will also be applied to their available GFY 2013 discretionary funds. Our businesses with smaller, short-term contracts that work with our non-DoD customers could be significantly impacted by the across-the-board reductions, such as our IS&GS business segment.

We have continued to expand our capabilities in critical intelligence, knowledge management, and Government information technology solutions for our customers, including the SSA and the Centers for Medicare and Medicaid Services. We also provide program management, business strategy and consulting, complex systems development and maintenance, complete life-cycle software support, information assurance, and enterprise solutions. We believe that there will be continued demand by federal and civil government agencies for upgrading and investing in new information technology systems and solutions in order to reduce costs of operations, but at a slower pace in the near term. In addition, we believe there are opportunities in the health care and energy space.

Consistent with our DoD business, a more expansive use of information technology and knowledge-based solutions, and improved levels of network and cyber security all appear to be priorities in our non-DoD business as well. Homeland security, critical infrastructure protection, and improved service levels for civil government agencies also appear to be high customer priorities.

Other Business Considerations

International Business

We remain committed to growth in our sales to international customers. We conduct business with other governments primarily through our Aeronautics, MFC, and MST business segments. Our international sales are comprised of FMS transactions contracted through the U.S. Government and direct commercial sales transactions in which we sell directly to the international customer.

In Aeronautics, the U.S. Government and eight other government development partners are working together on the design, testing, production, and sustainment of the F-35 Lightning II, and Israel and Japan have selected the F-35 as their next generation combat aircraft. The first international deliveries of the F-35 were made in 2012, with two aircraft delivered to the United Kingdom. The number of aircraft for international customers in the more recent and future low-rate initial production (LRIP) contracts continues to increase. The F-16 Fighting Falcon has been selected by 26 customers worldwide, including recent orders from Iraq and Oman, with 54 follow-on buys from 15 countries. We continue to expand the C-130J Super Hercules air mobility aircraft’s international footprint with customers in 15 countries. In global sustainment, we are leveraging our value as the original equipment manufacturer (OEM) for our major platforms, such as our agreement to upgrade 145 F-16 aircraft for Taiwan. We have also set up new production capabilities to provide service life extension, including new wings and support for the U.S., Norway, Canada, and Taiwan’s P-3 fleet.

Our MFC business segment produces the Patriot Advanced Capability-3 (PAC-3) missile, an advanced defensive missile designed to intercept incoming airborne threats, for international customers including Japan, Germany, the Netherlands, Taiwan, and the United Arab Emirates (UAE). Additionally, the UAE entered into a FMS agreement with the U.S. Government for the first international sale of the Terminal High Altitude Area Defense (THAAD) missile defense system, with expectations for further production awards. Other countries in the Middle East as well as those in the Asia-Pacific region have also expressed interest in our air and missile defense systems.

In MST, with regard to the Aegis Combat System (Aegis), we perform activities in the development, production, ship integration and test, and lifetime support for ships of international customers such as Japan, Spain, Korea, and Australia. The system also has been selected to be used as a ground-based missile defense system in Europe, referred to as “Aegis Ashore.” This business segment has contracts with the Canadian Government for the upgrade and support of combat systems on Halifax class frigates. The Littoral Combat Ship (LCS) is another program generating interest from potential international customers. We are responsible for integrating mission systems and sensors, including the digital cockpit and weapons, for the MH-60 maritime helicopter produced for the Royal Australian Navy, and in 2012 the Danish government signed an official letter of offer and acceptance formalizing its intent to buy nine MH-60R helicopters. We continue to upgrade the United Kingdom’s Warrior fighting vehicles, an award received in 2011.

Status of F-35 Program

The F-35 program consists of multiple contracts. The development contract is being performed concurrently with the LRIP contracts. Concurrent performance of development and production contracts is used for complex programs to test airplanes, shorten the time to field systems, and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts to continue into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine, and Navy variants of the aircraft, commitments from our eight international partners and two international customers, as well as expressions of interest from other countries.

On the development contract, our flight tests and test points were ahead of our goals for the year and the aircraft also surpassed 5,000 flight hours. The development contract currently has $530 million of incentive fees remaining; however, we expect to have the opportunity to earn approximately $350 million of this amount over the remainder of the contract. This amount includes about $100 million of fees that we expect will be allocated to specific milestones with the remainder allocated to a customer assessment of performance at the end of the development contract. After updating our estimates at completion on the contract in 2012, we reduced the profit booking rate to reflect lower expected estimated fees at completion. The inception to date impact of the revised booking rate reduced profit by approximately $85 million during 2012. We will continue to record profit at the revised booking rate for the duration of the contract unless further adjustments are necessary.

We continue to make progress on our production tempo with the delivery of 30 aircraft to our domestic and international customers during the year, bringing the cumulative deliveries total to 58, which includes 20 development aircraft and 38 production aircraft. We also made significant contractual progress recently with the completion of negotiations on the LRIP 5 aircraft contract, award of an undefinitized contract for certain LRIP 6 aircraft, and received long lead funding for LRIP 7 aircraft. We have 88 production aircraft in backlog as of December 31, 2012.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, receiving funding for LRIP contracts on a timely basis, contractual withholds, executing future flight tests, and findings resulting from testing.

Portfolio Shaping Activities

We continuously strive to strengthen our portfolio of products and services to meet the current and future needs of our customers. We accomplish this in part by our independent research and development activities, and through acquisition, divestiture, and internal realignment activities. Internal realignments are designed to more fully leverage existing capabilities and enhance development and delivery of products and services.

We selectively pursue the acquisition of businesses and investments at attractive valuations that will expand or complement our current portfolio and allow access to new customers or technologies. We have made a number of niche acquisitions of businesses and investments in affiliates during the past several years. We also may explore the divestiture of businesses. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions, divestitures, joint ventures, and equity investments.

We used $304 million and $649 million for the acquisitions of businesses in 2012 and 2011. In 2012, we acquired Chandler/May, Inc. (Chandler/May) and CDL Systems Ltd. (CDL) in the fourth quarter and Procerus Technologies, L.C. (Procerus) in the first quarter. These companies specialize in the design, development, manufacturing, control, and support of advanced unmanned systems, which expand our offerings in support of our customers’ increased emphasis on advanced unmanned systems and are consistent with our strategy to maintain a portfolio of technology advanced options. These companies are part of our MST business segment where they have been integrated into our portfolio of unmanned systems and technologies to align their product and service offerings to the U.S. Army.

In 2011, we acquired QTC Holdings Inc. (QTC) and Sim-Industries B.V. (Sim Industries) in the fourth quarter. QTC provides outsourced medical evaluation services to the U.S. Government and has been included in our IS&GS business segment. Sim Industries designs, develops, and manufactures full-motion and fixed-based civil aviation flight simulators for a wide range of airline customers and independent pilot training centers worldwide and has been included in our MST business segment. These companies complement our core capabilities and align with our strategy to expand into closely related markets and expand our customer base.

In pursuing our business strategies, we have also divested certain businesses over the past three years. Recent divestitures consisted of Savi Technology, Inc. (Savi) in 2012, Pacific Architects and Engineers, Inc. (PAE) in 2011, and Enterprise Integration Group (EIG) in 2010. For additional information, see “Note 14 – Acquisitions and Divestitures” of our consolidated financial statements.

Consolidated Results of Operations

Since our operating cycle is long-term and involves many types of contracts for the design, development, and manufacturing of products and related activities with varying delivery schedules, the results of operations of a particular year, or year-to-year comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among years should be viewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	2012	2011	2010
Operating results
Net sales	$47,182	$46,499	$45,671
Cost of sales (a)	(42,986)	(42,755)	(41,827)
Other income, net	238	276	261
Operating profit (a)	4,434	4,020	4,105
Interest expense	(383)	(354)	(345)
Other non-operating income (expense), net (a)	21	(35)	18
Income tax expense	(1,327)	(964)	(1,164)
Net earnings from continuing operations	2,745	2,667	2,614
Net (loss) earnings from discontinued operations	—	(12)	264
Net earnings	$2,745	$2,655	$2,878
Diluted earnings (loss) per common share
Continuing operations	$8.36	$7.85	$7.10
Discontinued operations	—	(.04)	.71
Total	$8.36	$7.81	$7.81

(a)

In the fourth quarter of 2012, gains and losses on investments used to fund our deferred compensation plan liabilities were reclassified from other non-operating income (expense), net to other unallocated costs within cost of sales for all years presented on our Statements of Earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities. The amounts in the above table and all prior year amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect, as appropriate, this reclassification. Net gains on these investments in 2012, 2011, and 2010 were $67 million, $40 million, and $56 million.

The following provides an overview of our consolidated results of operations. Product sales are predominantly generated in the Aeronautics, MFC, MST, and Space Systems business segments, and most of our services sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

Net Sales

	2012	2011	2010
Net sales
Products	$37,817	$36,925	$36,380
Services	9,365	9,574	9,291
Total	$47,182	$46,499	$45,671

Substantially all of our contracts are accounted for using the percentage-of-completion (POC) method of accounting. Under the POC method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the following discussion of changes in our consolidated cost of sales and our “Business Segment Results of Operations” section because, due to the nature of POC accounting, changes in our sales are typically accompanied by a corresponding change in our cost of sales.

Product Sales

Our product sales represent about 80% of our net sales for both 2012 and 2011. Product sales increased $892 million, or 2% in 2012 compared to 2011 due to production volume and deliveries, as well as higher risk retirements on certain programs. Product sales increased about $555 million at Aeronautics (e.g., F-35 LRIP contracts, F-16 deliveries); about $510 million at MST (e.g., ship and aviation system programs); about $225 million at Space Systems (e.g., commercial satellites, Orion Multi-Purpose Crew Vehicle (Orion) program); and about $100 million at MFC (e.g., tactical missile programs and air and missile defense programs). These increases partially were offset by lower product sales of about $495 million at IS&GS (e.g., Joint Tactical Radio System (JTRS), U.K. Census).

Our product sales represent about 80% of our net sales for both 2011 and 2010. Product sales increased $545 million, or 1%, in 2011 compared to 2010 due to production volume and deliveries, as well as higher risk retirements on certain programs. Product sales increased about $1.2 billion at Aeronautics (e.g., F-35 LRIP contracts, C-130 programs) and about $320 million at MFC (e.g., air and missile defense programs). These increases partially were offset by lower product sales of about $700 million at IS&GS (e.g., Decennial Response Integration System (DRIS) program that supported the 2010 U.S. census, JTRS); about $260 million at MST (e.g., ship and aviation system programs); and about $60 million at Space Systems (e.g., Orion program and the National Aeronautics and Space Administration (NASA) External Tank program).

Services Sales

Our services sales represent about 20% of our net sales for 2012 and 2011. Our services sales decreased $209 million, or 2%, during 2012 compared to 2011. Services sales at MFC decreased about $105 million primarily due to lower volume and risk retirements on various services programs. Services sales at MST decreased about $60 million primarily due to lower volume on various training services programs. Services sales at IS&GS decreased about $40 million primarily due to the substantial completion of the Outsourcing Desktop Initiative for NASA (ODIN) during 2011 and lower volume on the Hanford Mission Support (Hanford) contract, partially offset by higher net sales from QTC, which was acquired in the fourth quarter of 2011.

Our services sales represent about 20% of our net sales for 2011 and 2010. Our services sales increased $283 million, or 3%, during 2011 compared to 2010. The increase in services sales was attributable to higher services sales at both our MFC and IS&GS business segments. Services sales at MFC increased about $215 million primarily due to growth on the Special Operations Forces Contractor Logistics Support Services (SOF CLSS) program, partially offset by decreased volume on various services programs. Services sales at IS&GS increased about $155 million due to activities on a number of smaller contracts.

Cost of Sales

Cost of sales, for both products and services, consist of materials, labor, and subcontracting costs, as well as an allocation of indirect costs (overhead and general and administrative). For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs at completion of the contract. Our consolidated cost of sales were as follows (in millions):

	2012	2011	2010
Cost of sales
Cost of product sales	$33,495	$32,968	$32,539
% of product sales	88.6%	89.3%	89.4%
Cost of services sales	8,383	8,514	8,382
% of services sales	89.5%	88.9%	90.2%
Severance and other charges	48	136	220
Other unallocated costs	1,060	1,137	686
Total	$42,986	$42,755	$41,827

Due to the nature of POC accounting, changes in our cost of product and services sales are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and with our “Business Segment Results of Operations” section. We have not identified any developing trends in cost of sales that would have a material impact on our future operations.

Cost of Product Sales

The increase of $527 million, or 2%, in cost of product sales during 2012 compared to 2011 was attributable to higher cost of product sales at our Aeronautics, MST, and Space Systems business segments, partially offset by lower cost of product sales at our IS&GS and MFC business segments. Cost of product sales at Aeronautics increased by about $520 million primarily due to increased production volume on various programs, including F-35 LRIP contracts, and the impact of additional aircraft deliveries. Cost of product sales at MST increased by about $485 million primarily due to increased volume on ship and aviation system programs partially offset by reserves of about $55 million for contract cost matters on ship and aviation system programs recorded in the fourth quarter of 2011 (including the terminated presidential helicopter program). Cost of product sales at Space Systems increased by about $180 million primarily due to increased volume on commercial satellites programs, Orion, and various strategic and defensive missile programs. Cost of product sales at IS&GS decreased by about $530 million primarily due to the substantial completion of various programs during 2011 as well as lower volume on numerous other programs. Cost of product sales at MFC decreased by about $70 million primarily due to higher risk retirements from tactical missile programs and fire control systems programs as well as the favorable resolution of contractual matters, partially offset by volume on air and missile defense programs. The 0.7% decrease in the percentage of cost of product sales relative to product sales in 2012 compared to 2011 primarily was due to higher risk retirements (primarily tactical missile programs) as well as the favorable resolution of contractual matters at MFC and higher risk retirements and lower reserves on ship and aviation system programs at MST.

The increase of $429 million, or 1%, in cost of product sales during 2011 compared to 2010 was attributable to higher cost of product sales at our Aeronautics and MFC business segments, partially offset by lower cost of product sales at our IS&GS, MST, and Space Systems business segments. Cost of product sales at Aeronautics increased by about $1.1 billion primarily due to higher production volume on various programs, including F-35 LRIP contracts, and the impact of additional aircraft deliveries. Cost of product sales at MFC increased about $260 million primarily due to production on air and missile defense programs. Cost of product sales at IS&GS decreased about $560 million primarily due to the absence of the DRIS program and lower volume on the JTRS program. Cost of product sales at MST decreased about $230 million primarily due to decreased volume on certain ship and aviation system programs and recording of reserves on certain undersea systems programs in 2010. Cost of product sales decreased at Space Systems by about $120 million primarily due to lower volume on the NASA External Tank and Orion programs.

Cost of Services Sales

Our cost of services sales decreased $131 million, or 2%, during 2012 compared to 2011. Most of our cost of services sales are in the IS&GS and MFC business segments. The decrease in cost of services sales primarily was attributable to lower cost of services sales at our MFC and MST business segments, partially offset by higher cost of services sales at our IS&GS business segment. Cost of services sales at MFC decreased approximately $105 million primarily due to lower volume on various services programs. Cost of services sales at MST decreased approximately $90 million primarily due to lower volume on various training services programs. Cost of services sales at IS&GS increased approximately $80 million primarily due to higher net sales from QTC, which was acquired in the fourth quarter of 2011, and various other services programs partially offset by lower costs from the substantial completion of ODIN in 2011 and lower volume on the Hanford contract. The 0.6% increase in the percentage of cost of services sales relative to services sales in 2012 compared to 2011 primarily was due to risk retirements on the ODIN and Hanford contracts in 2011.

Our cost of services sales increased $132 million, or 2%, during 2011 compared to 2010. The increase in cost of services sales primarily was attributable to higher cost of services sales at our MFC business segment, partially offset by lower cost of services sales at our IS&GS business segment. Cost of services sales at MFC increased approximately $190 million primarily due to growth on the SOF CLSS program. Cost of services sales at IS&GS decreased by about $55 million primarily due to higher margins as the result of risk retirements on various programs (including ODIN) during 2011 and the recording of reserves on various programs in 2010. The 1.3% decrease in the percentage of cost of services sales relative to services sales in 2011 compared to 2010 primarily was due to the retirement of risks and other factors on numerous programs at IS&GS, partially offset by volume on SOF CLSS, which provides a lower margin relative to other MFC programs.

Severance and Other Charges

During 2012, we recorded charges related to certain severance actions totaling $48 million, net of state tax benefits, of which $25 million related to our Aeronautics business segment and $23 million related to the reorganization of our former Electronic Systems business segment (Note 3). These charges reduced our net earnings by $31 million ($.09 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. The severance actions at our Aeronautics business segment resulted from cost reduction initiatives, including the consolidation of selected program support activities among certain Aeronautics locations.

During 2011, we recorded severance charges related to various severance actions totaling $136 million, net of state tax benefits, of which $49 million, $48 million, and $39 million related to our Aeronautics business segment, Space Systems business segment, and our IS&GS business segment and Corporate Headquarters. These charges reduced our net earnings by $88 million ($.26 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. These severance actions resulted from a strategic review of these businesses and our Corporate Headquarters to better align our organization and cost structure with changing economic conditions. The workforce reductions at the business segments also reflect changes in program lifecycles, where several of our major programs are either transitioning out of development and into production or are ending.

During 2010, we recorded a charge of $178 million, net of state tax benefits, related to the Voluntary Executive Separation Program (VESP). The charge, which included lump-sum special payments for qualifying executives, reduced our net earnings by $116 million ($.31 per share). The amounts of the VESP attributable to our business segments were $25 million at Aeronautics, $42 million at IS&GS, $17 million at MFC, $21 million at MST, and $41 million at Space Systems. The remaining $32 million was attributable to our Corporate Headquarters. Also, in 2010, our MST business segment decided to consolidate certain of its operations, including the closure of a facility in Eagan, Minnesota. Accordingly, we recorded a charge to cost of sales of $42 million, net of state tax benefits, which reduced our net earnings by $27 million ($.07 per share). The majority of the charge was associated with the accrual of severance payments to employees, with the remainder associated with impairment of assets.

We expect to recover a substantial amount of these severance charges, including the charge related to the VESP, in future periods through the pricing of our products and services to the U.S. Government and other customers. While the VESP is expected to be recovered over several years, the other severance charges are typically expected to be recovered within a one-year period after the charge has been incurred, with the impact included in the respective business segment’s results of operations.

Other Unallocated Costs

Other unallocated costs principally include the non-cash FAS/CAS pension adjustment, stock-based compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of product and services sales (see “Note 3 – Information on Business Segments” of our consolidated financial statements for a description of these items). The $77 million decrease in other unallocated costs between 2012 and 2011 primarily was due to a decrease in the non-cash FAS/CAS pension adjustment of $92 million, partially offset by fluctuations in costs associated with various corporate items, none of which were individually significant. Other unallocated costs increased $451 million between 2011 and 2010, primarily attributable to an increase in the non-cash FAS/CAS pension adjustment of $468 million, which included increased FAS pension expense in 2011 compared to 2010 due primarily to the decrease in the discount rate in 2011. For more information, see the related discussion in “Critical Accounting Policies - Postretirement Benefit Plans.”

Other Income, Net

Other income, net for 2012 was $238 million, compared to $276 million in 2011 and $261 million in 2010. The changes between years primarily were due to fluctuations in equity earnings in investees in our Space Systems business segment.

Interest Expense

Interest expense for 2012 was $383 million, compared to $354 million in 2011 and $345 million in 2010. The increase between the years primarily was due to increased interest expense from the $2.0 billion issuance of long-term debt on September 9, 2011, partially offset by the redemption of $500 million in certain long-term notes in the fourth quarter of 2011.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net was $21 million in 2012, compared to $(35) million in 2011 and $18 million in 2010. The change between years primarily was due to premiums of $48 million on early extinguishments of debt that occurred in 2011 (Note 8).

Income Tax Expense

Our effective income tax rate from continuing operations was 32.6% for 2012, 26.5% for 2011, and 30.8% for 2010. The rates for all periods benefited from tax deductions for dividends related to certain of our defined contribution plans with an employee stock ownership plan feature and tax deductions for U.S. manufacturing activities.

The effective income tax rate for 2012 included a reduction in the income tax benefit of the U.S. manufacturing deduction primarily caused by the $2.5 billion discretionary pension contributions in the fourth quarter of 2012, which increased income tax expense by $59 million ($.18 per share). As a result of the accelerated pension contributions in 2012, we expect to capture most of the reduced manufacturing deduction over the next two years through higher taxable income. The effective income tax rate for 2011 included a reduction to income tax expense of $89 million, or $.26 per diluted share, through the elimination of liabilities for unrecognized tax benefits as a result of the U.S. Congressional Joint Committee on Taxation completing its review of the Internal Revenue Service Appeals Division’s resolution of adjustments related to tax years 2003 through 2008. The effective income tax rates for 2011 and 2010 also included the U.S. research and development (R&D) tax credit that expired on December 31, 2011.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstates the R&D credit for two years, from January 1, 2012 through December 31, 2013. Since tax law changes are recognized in the period in which new legislation is enacted, the Corporation did not recognize the tax benefit of the R&D tax credit in 2012. The effective tax rate for 2010 was affected by the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D, beginning in 2013. As a result, we recorded additional income tax expense of $96 million in 2010.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $2.75 billion ($8.36 per share) in 2012, $2.67 billion ($7.85 per share) in 2011, and $2.61 billion ($7.10 per share) in 2010. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above. In addition, earnings per share in 2011 and 2010 benefited from a net decrease of common shares outstanding as a result of shares repurchased, which were partially offset by share issuances under our stock-based awards and certain defined contribution plans. Net decreases of 25.1 million and 27.0 million in 2011 and 2010 represented 7% and 7% of our shares outstanding at the beginning of each year.

Net (Loss) Earnings from Discontinued Operations

Amounts related to discontinued operations in 2012 were not significant and, accordingly, were included in operating profit. Discontinued operations for 2011 include the operating results and other adjustments of Savi, a logistics business that was in our former Electronic Systems business segment sold in the third quarter of 2012 , and PAE, a business formerly within our IS&GS business segment sold in the second quarter of 2011. Discontinued operations for 2010 include the operating results of Savi, PAE, and EIG through the date of its sale in the fourth quarter of 2010. Net loss from discontinued operations were $12 million ($.04 per share) in 2011, and net earnings from discontinued operations of $264 million ($.71 per share) in 2010.

Net earnings from discontinued operations for 2011 included a deferred tax asset of $66 million that we expected to realize on the sale of Savi because our tax basis was higher than our book basis. This tax benefit was largely offset by operating losses and other adjustments. Net earnings from discontinued operations for 2010 included a gain, net of income taxes, of $184 million ($.50 per share) from the sale of EIG. Additionally, as a result of our decision to sell PAE in 2010, we recorded net adjustments that increased 2010 earnings from discontinued operations by $73 million ($.20 per share). For more information, see “Note 14 – Acquisitions and Divestitures” of our consolidated financial statements.

Business Segment Results of Operations

We organize our business segments based on the nature of the products and services offered. We operate in five business segments: Aeronautics, IS&GS, MFC, MST, and Space Systems.

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to our third-party contracts.

Operating profit of our business segments includes equity earnings or losses from investees because the operating activities of the investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for stock-based compensation programs; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions in 2012 and 2011 and the charges in 2010 related to the VESP and the facilities consolidation within MST (Note 13); gains or losses from divestitures (Note 14); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expenses, net” between operating profit from our business segments and our consolidated operating profit.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS). The non-cash FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

The operating results in the following tables exclude businesses included in discontinued operations (Note 14) for all years presented. Summary operating results for each of our business segments were as follows (in millions):

	2012	2011	2010
Net sales
Aeronautics	$14,953	$14,362	$13,109
Information Systems & Global Solutions	8,846	9,381	9,921
Missiles and Fire Control	7,457	7,463	6,930
Mission Systems and Training	7,579	7,132	7,443
Space Systems	8,347	8,161	8,268
Total net sales	$47,182	$46,499	$45,671
Operating profit
Aeronautics	$1,699	$1,630	$1,498
Information Systems & Global Solutions	808	874	814
Missiles and Fire Control	1,256	1,069	973
Mission Systems and Training	737	645	713
Space Systems	1,083	1,063	1,030
Total business segment operating profit	5,583	5,281	5,028
Unallocated expenses, net:
Non-cash FAS/CAS pension adjustment:
FAS pension expense	(1,941)	(1,821)	(1,442)
Less: CAS expense	1,111	899	988
Non-cash FAS/CAS pension adjustment (a)	(830)	(922)	(454)
Severance and other charges (b)	(48)	(136)	(220)
Stock-based compensation	(167)	(157)	(168)
Other, net (c)	(104)	(46)	(81)
Total unallocated expenses, net	(1,149)	(1,261)	(923)
Total consolidated operating profit	$4,434	$4,020	$4,105
(a)

FAS pension expense increased in 2012 compared to 2011, and in 2011 to 2010, primarily due to the decrease in the discount rate in 2012 and 2011. The segment operating profit includes pension expense only as determined and funded in accordance with CAS. The non-cash FAS/CAS pension adjustment is expected to be about $(485) million in 2013. For more information, see the related discussion in “Critical Accounting Policies - Postretirement Benefit Plans”).

(b)

Severance and other charges include the severance charges recorded in 2012 associated with our Aeronautics business segment and the reorganization of our former Electronic Systems business segment; for 2011, include the severance charges associated with our Aeronautics, IS&GS, and Space Systems business segments, and Corporate Headquarters; and for 2010, include the charges related to the VESP and the facilities consolidation within our MST business segment (Note 13). Severance charges for initiatives that are not significant are included in business segment operating profit.

(c)	The change between years primarily was due to fluctuations in expense associated with various corporate items, none of which were individually significant.

The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $82.3 billion, $80.7 billion, and $78.4 billion at December 31, 2012, 2011, and 2010. These amounts included both funded backlog (unfilled firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $54.8 billion at December 31, 2012.

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

We regularly provide customers with reports of our costs as the contract progresses. The cost information in the reports is accumulated in a manner specified by the requirements of each contract. For example, cost data provided to our customer for a product would typically align to the subcomponents of that product (such as a wing-box on an aircraft) or for services, the type of work being performed (such as help-desk support). Our contracts generally are cost-based, which allows for the recovery of costs in the pricing of our products and services. Most of our contracts are bid and negotiated with our customers under circumstances in which we are required to disclose our estimated costs to provide the product or service. This approach for negotiating contracts with our U.S. Government customers generally allows for the recovery of our costs. We also may enter into long-term supply contracts for certain materials or components, to coincide with the production schedule of certain products and to ensure their availability at known unit prices.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and costs aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (for example, a newly-developed product versus a mature product), the schedule and associated tasks (for example, the number and type of milestone events), and costs (for example, material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and costs aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

We have a number of programs that are designated as classified by the U.S. Government which cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results, and are subjected to the same oversight and internal controls as our other programs.

Our net sales are primarily derived from long-term contracts for products and services provided to the U.S. Government as well as FMS contracted through the U.S. Government. We account for these contracts, as well as product contracts with non-U.S. Government customers, using the POC method of accounting, which represent substantially all of our net sales. We derive our remaining net sales from contracts to provide services to non-U.S. Government customers, which we account for under the services method of accounting.

Under the POC method of accounting, we record sales on contracts based upon our progress towards completion on a particular contract as well as our estimate of the profit to be earned at completion. Cost-reimbursable contracts provide for the payment of allowable costs plus a fee. For fixed-priced contracts, net sales and cost of sales are recognized as products are delivered or as costs are incurred. Due to the nature of the POC method of accounting, changes in our cost of sales are typically accompanied by a related change in our net sales.

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

In addition, comparability of our segment operating profit may be impacted by changes in estimated profit booking rates on our contracts accounted for using the POC method of accounting. Increases in the estimated profit booking rates, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated costs at completion and a reduction of the estimated profit booking rate. Increases or decreases in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters, reserves for disputes, asset impairments and insurance recoveries, among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $1.9 billion, $1.6 billion, and $1.4 billion for 2012, 2011, and 2010. The increase in our consolidated net adjustments for 2012 as compared to 2011 primarily was due to an increase in profit booking rate adjustments and resolution of contractual matters at our MST and MFC business segments. The consolidated net adjustments for 2012 are inclusive of approximately $500 million in unfavorable items, about $100 million higher than 2011. The variance is primarily due to an adjustment on our F-35 program as described in our

Aeronautics business segment’s results of operations discussion. The increase in our consolidated net adjustments for 2011 as compared to 2010 primarily was due to an increase in profit booking rate adjustments at our IS&GS and Aeronautics business segments.

Aeronautics

Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Aeronautics’ major programs include the F-35 Lightning II Joint Strike Fighter, F-22 Raptor, F-16 Fighting Falcon, C-130 Hercules, and the C-5M Super Galaxy. Aeronautics’ operating results included the following (in millions):

	2012	2011	2010
Net sales	$14,953	$14,362	$13,109
Operating profit	1,699	1,630	1,498
Operating margins	11.4%	11.3%	11.4%
Backlog at year-end	30,100	30,500	27,500

2012 compared to 2011

Aeronautics’ net sales for 2012 increased $591 million, or 4%, compared to 2011. The increase was attributable to higher net sales of approximately $745 million from F-35 LRIP contracts principally due to increased production volume; about $285 million from F-16 programs primarily due to higher aircraft deliveries (37 F-16 aircraft delivered in 2012 compared to 22 in 2011) partially offset by lower volume on sustainment activities due to the completion of modification programs for certain international customers; and approximately $140 million from C-5 programs due to higher aircraft deliveries (four C-5M aircraft delivered in 2012 compared to two in 2011). Partially offsetting the increases were lower net sales of approximately $365 million from decreased production volume and lower risk retirements on the F-22 program as final aircraft deliveries were completed in the second quarter of 2012; approximately $110 million from the F-35 development contract primarily due to the inception-to-date effect of reducing the profit booking rate in the second quarter of 2012 and to a lesser extent lower volume; and about $95 million from a decrease in volume on other sustainment activities partially offset by various other Aeronautics programs due to higher volume. Net sales for C-130 programs were comparable to 2011 as a decline in sustainment activities largely was offset by increased aircraft deliveries.

Aeronautics’ operating profit for 2012 increased $69 million, or 4%, compared to 2011. The increase was attributable to higher operating profit of approximately $105 million from C-130 programs due to an increase in risk retirements; about $50 million from
F-16 programs due to higher aircraft deliveries partially offset by a decline in risk retirements; approximately $50 million from F-35 LRIP contracts due to increased production volume and risk retirements; and about $50 million from the completion of purchased intangible asset amortization on certain F-16 contracts. Partially offsetting the increases was lower operating profit of about $90 million from the F-35 development contract primarily due to the inception-to-date effect of reducing the profit booking rate in the second quarter of 2012; approximately $50 million from decreased production volume and risk retirements on the F-22 program partially offset by a resolution of a contractual matter in the second quarter of 2012; and approximately $45 million primarily due to a decrease in risk retirements on other sustainment activities partially offset by various other Aeronautics programs due to increased risk retirements and volume. Operating profit for C-5 programs was comparable to 2011. Adjustments not related to volume, including net profit booking rate adjustments and other matters described above, were approximately $30 million lower for 2012 compared to 2011.

2011 compared to 2010

Aeronautics’ net sales for 2011 increased $1.3 billion, or 10%, compared to 2010. The growth in net sales primarily was due to higher volume of about $850 million for work performed on the F-35 LRIP contracts as production increased; higher volume of about $745 million for C-130 programs due to an increase in deliveries (33 C-130J aircraft delivered in 2011 compared to 25 during 2010) and support activities; about $425 million for F-16 support activities and an increase in aircraft deliveries (22 F-16 aircraft delivered in 2011 compared to 20 during 2010); and approximately $90 million for higher volume on C-5 programs (two C-5M aircraft delivered in 2011 compared to one during 2010). These increases partially were offset by a decline in net sales of approximately $675 million due to lower volume on the F-22 program and lower net sales of about $155 million for the F-35 development contract as development work decreased.

Aeronautics’ operating profit for 2011 increased $132 million, or 9%, compared to 2010. The increase primarily was attributable to approximately $115 million of higher operating profit on C-130 programs due to increased volume and the retirement of risks; increased volume and risk retirements on F-16 programs of about $50 million and C-5 programs of approximately $20 million; and about $70 million due to risk retirements on other Aeronautics sustainment activities in 2011. These increases partially were offset by a decline in operating profit of approximately $75 million on the F-22 program and F-35 development contract primarily due to lower volume and about $55 million on other programs, including F-35 LRIP, primarily due to lower profit rate adjustments in 2011 compared to 2010. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $90 million higher in 2011 compared to 2010.

Backlog

Backlog decreased in 2012 compared to 2011 mainly due to lower orders on F-35 contracts and C-130 programs, partially offset by higher orders on F-16 programs. Backlog increased in 2011 compared to 2010 mainly due to higher orders on F-35 contracts, which partially were offset by higher sales volume on the C-130 programs.

Trends

We expect Aeronautics will experience a mid single digit percentage range decline in net sales for 2013 as compared to 2012. A decrease in net sales from a decline in F-16 and C-130J aircraft deliveries is expected to be partially offset by an increase in net sales volume on F-35 LRIP contracts. Operating profit is projected to decrease at a high single digit percentage range from 2012 levels due to the expected decline in net sales as well as changes in aircraft mix, resulting in a slight decline in operating margins between the years.

Information Systems & Global Solutions

Our IS&GS business segment provides management services, integrated information technology solutions, and advanced technology systems and expertise across a broad spectrum of applications for civil, defense, intelligence, and other government customers. IS&GS has a portfolio of many smaller contracts as compared to our other business segments. IS&GS has been impacted by the continuing downturn in the federal information technology budgets and the impact of the continuing resolution that was effective on October 1, 2012, the start of the U.S. Government’s fiscal year. IS&GS’ operating results included the following (in millions):

	2012	2011	2010
Net sales	$8,846	$9,381	$9,921
Operating profit	808	874	814
Operating margins	9.1%	9.3%	8.2%
Backlog at year-end	8,700	9,300	9,700

2012 compared to 2011

IS&GS’ net sales for 2012 decreased $535 million, or 6%, compared to 2011. The decrease was attributable to lower net sales of approximately $485 million due to the substantial completion of various programs during 2011 (primarily JTRS; ODIN; and U.K. Census); and about $255 million due to lower volume on numerous other programs (primarily Hanford; Warfighter Information Network-Tactical (WIN-T); Command, Control, Battle Management and Communications (C2BMC); and Transportation Worker Identification Credential (TWIC)). Partially offsetting the decreases were higher net sales of approximately $140 million from QTC, which was acquired early in the fourth quarter of 2011; and about $65 million from increased activity on numerous other programs, primarily federal cyber security programs and Persistent Threat Detection System (PTDS) operational support.

IS&GS’ operating profit for 2012 decreased $66 million, or 8%, compared to 2011. The decrease was attributable to lower operating profit of approximately $50 million due to the favorable impact of the ODIN contract completion in 2011; about $25 million due to an increase in reserves for performance issues related to an international airborne surveillance system in 2012; and approximately $20 million due to lower volume on certain programs (primarily C2BMC and WIN-T). Partially offsetting the decreases was an increase in operating profit due to higher risk retirements of approximately $15 million from the TWIC program; and about $10 million due to increased activity on numerous other programs, primarily federal cyber security programs and PTDS operational support. Operating profit for the JTRS program was comparable as a decrease in volume was offset by a decrease in reserves. Adjustments not related to volume, including net profit booking rate adjustments and other matters described above, were approximately $20 million higher for 2012 compared to 2011.

2011 compared to 2010

IS&GS’ net sales for 2011 decreased $540 million, or 5%, compared to 2010. The decrease primarily was attributable to lower volume of approximately $665 million due to the absence of the DRIS program that supported the 2010 U.S. census and a decline in activities on the JTRS program. This decrease partially was offset by increased net sales on numerous programs.

IS&GS’ operating profit for 2011 increased $60 million, or 7%, compared to 2010. Operating profit increased approximately $180 million due to volume and the retirement of risks in 2011 and the absence of reserves recognized in 2010 on numerous programs (including among others, ODIN (about $60 million) and TWIC and Automated Flight Service Station programs). The increases in operating profit partially were offset by the absence of the DRIS program and a decline in activities on the JTRS program of about $120 million. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $130 million higher in 2011 compared to 2010.

Backlog

Backlog decreased in 2012 compared to 2011 primarily due to the substantial completion of various programs in 2011 (primarily ODIN, U.K. Census, and JTRS). The decrease in backlog during 2011 compared to 2010 mainly was due to declining activities on the JTRS program and several other smaller programs.

Trends

We expect IS&GS’ net sales to decline in 2013 in the mid single digit percentage range as compared to 2012 primarily due to the continued downturn in federal information technology budgets. Operating profit is expected to decline in 2013 in the mid single digit percentage range consistent with the expected decline in net sales, resulting in margins that are comparable with 2012 results.

Missiles and Fire Control

Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; fire control systems; mission operations support, readiness, engineering support, and integration services; logistics and other technical services; and manned and unmanned ground vehicles. MFC’s major programs include PAC-3, THAAD, Multiple Launch Rocket System (MLRS), Hellfire, Javelin, Joint Air-to-Surface Standoff Missile (JASSM), Apache Fire Control System (Apache), Sniper®, Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®), and SOF CLSS. MFC’s operating results included the following (in millions):

	2012	2011	2010
Net sales	$7,457	$7,463	$6,930
Operating profit	1,256	1,069	973
Operating margins	16.8%	14.3%	14.0%
Backlog at year-end	14,700	14,400	12,800

2012 compared to 2011

MFC’s net sales for 2012 were comparable to 2011. Net sales decreased approximately $130 million due to lower volume and risk retirements on various services programs, and about $60 million due to lower volume from fire control systems programs (primarily Sniper®; LANTIRN®; and Apache). The decreases largely were offset by higher net sales of approximately $95 million due to higher volume from tactical missile programs (primarily Javelin and Hellfire) and approximately $80 million for air and missile defense programs (primarily PAC-3 and THAAD).

MFC’s operating profit for 2012 increased $187 million, or 17%, compared to 2011. The increase was attributable to higher risk retirements and volume of about $95 million from tactical missile programs (primarily Javelin and Hellfire); increased risk retirements and volume of approximately $60 million for air and missile defense programs (primarily THAAD and PAC-3); and about $45 million from a resolution of contractual matters. Partially offsetting these increases was lower risk retirements and volume on various programs, including $25 million for services programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters described above, were approximately $145 million higher for 2012 compared to 2011.

2011 compared to 2010

MFC’s net sales for 2011 increased $533 million, or 8%, compared to 2010. The increase was attributable to higher volume of about $420 million on air and missile defense programs (primarily PAC-3 and THAAD); and about $245 million from fire control systems programs primarily related to the SOF CLSS program, which began late in the third quarter of 2010. Partially offsetting these increases were lower net sales due to decreased volume of approximately $75 million primarily from various services programs and approximately $20 million from tactical missile programs (primarily MLRS and JASSM).

MFC’s operating profit for 2011 increased $96 million, or 10%, compared to 2010. The increase was attributable to higher operating profit of about $60 million for air and missile defense programs (primarily PAC-3 and THAAD) as a result of increased volume and retirement of risks; and approximately $25 million for various services programs. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $35 million higher in 2011 compared to 2010.

Backlog

Backlog increased in 2012 compared to 2011 mainly due to increased orders and lower sales on fire control systems programs (primarily LANTIRN® and Sniper®) and on various services programs, partially offset by lower orders and higher sales volume on tactical missiles programs. Backlog increased in 2011 compared to 2010 primarily due to increased orders on air and missile defense programs (primarily THAAD).

Trends

We expect MFC’s net sales for 2013 will be comparable with 2012. We expect low double digit percentage growth in air and missile defense programs, offset by an expected decline in volume on logistics services programs. Operating profit and margin are expected to be comparable with 2012 results.

Mission Systems and Training

Our MST business segment provides surface ship and submarine combat systems; sea and land-based missile defense systems; radar systems; mission systems and sensors for rotary and fixed-wing aircraft; littoral combat ships; simulation and training services; unmanned technologies and platforms; ship systems integration; and military and commercial training systems. MST’s major programs include Aegis, MK-41 Vertical Launching System (VLS), TPQ-53 Radar System, MH-60, LCS, and PTDS. MST’s operating results included the following (in millions):

	2012	2011	2010
Net sales	$7,579	$7,132	$7,443
Operating profit	737	645	713
Operating margins	9.7%	9.0%	9.6%
Backlog at year-end	10,700	10,500	10,600

2012 compared to 2011

MST’s net sales for 2012 increased $447 million, or 6%, compared to 2011. The increase in net sales for 2012 was attributable to higher volume and risk retirements of approximately $395 million from ship and aviation system programs (primarily PTDS; LCS; VLS; and MH-60); about $115 million for training and logistics solutions programs primarily due to net sales from Sim Industries, which was acquired in the fourth quarter of 2011; and approximately $30 million as a result of increased volume on integrated warfare systems and sensors programs (primarily Aegis). Partially offsetting the increases were lower net sales of approximately $70 million from undersea systems programs due to lower volume on an international combat system program and towed array systems; and about $25 million due to lower volume on various other programs.

MST’s operating profit for 2012 increased $92 million, or 14%, compared to 2011. The increase was attributable to higher operating profit of approximately $175 million from ship and aviation system programs, which reflects higher volume and risk retirements on certain programs (primarily VLS; PTDS; MH-60; and LCS) and reserves of about $55 million for contract cost matters on ship and aviation system programs recorded in the fourth quarter of 2011 (including the terminated presidential helicopter program). Partially offsetting the increase was lower operating profit of approximately $40 million from undersea systems programs due to reduced profit booking rates on certain programs and lower volume on an international combat system program and towed array systems; and about $40 million due to lower volume on various other programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters described above, were approximately $150 million higher for 2012 compared to 2011.

2011 compared to 2010

MST’s net sales for 2011 decreased $311 million, or 4%, compared to 2010. The decrease was attributable to decreased volume of approximately $390 million for certain ship and aviation system programs (primarily Maritime Patrol Aircraft and PTDS) and approximately $75 million for training and logistics solutions programs. Partially offsetting these decreases was higher sales of about $165 million from production on the LCS program.

MST’s operating profit for 2011 decreased $68 million, or 10%, compared to 2010. The decrease was attributable to decreased operating profit of approximately $55 million as a result of increased reserves for contract cost matters on various ship and aviation system programs (including the terminated presidential helicopter program) and approximately $40 million due to lower volume and increased reserves on training and logistics solutions. Partially offsetting these decreases was higher operating profit of approximately $30 million in 2011 primarily due to the recognition of reserves on certain undersea systems programs in 2010. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $55 million lower in 2011 compared to 2010.

Backlog

Backlog increased in 2012 compared to 2011 mainly due to increased orders on ship and aviation system programs (primarily MH-60 and LCS), partially offset decreased orders and higher sales volume on integrated warfare systems and sensors programs (primarily Aegis). Backlog decreased slightly in 2011 compared to 2010 primarily due to higher sales volume on various integrated warfare systems and sensors programs.

Trends

We expect MST’s net sales to decline in 2013 in the low single digit percentage range as compared to 2012 due to the completion of PTDS deliveries in 2012 and expected lower volume on training services programs. Operating profit and margin are expected to increase slightly from 2012 levels primarily due to anticipated improved contract performance.

Space Systems

Our Space Systems business segment is engaged in the research and development, design, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include the Space-Based Infrared System (SBIRS), Advanced Extremely High Frequency (AEHF) system, Mobile User Objective System (MUOS), Global Positioning Satellite (GPS) III system, Geostationary Operational Environmental Satellite R-Series (GOES-R), Trident II D5 Fleet Ballistic Missile, and Orion. Operating results for our Space Systems business segment include our equity interests in United Launch Alliance (ULA), which provides expendable launch services for the U.S. Government, United Space Alliance (USA), which provided processing activities for the Space Shuttle program and is winding down following the completion of the last Space Shuttle mission in 2011, and a joint venture that manages the U.K.’s Atomic Weapons Establishment program. Space Systems’ operating results included the following (in millions):

	2012	2011	2010
Net sales	$8,347	$8,161	$8,268
Operating profit	1,083	1,063	1,030
Operating margins	13.0%	13.0%	12.5%
Backlog at year-end	18,100	16,000	17,800

2012 compared to 2011

Space Systems’ net sales for 2012 increased $186 million, or 2%, compared to 2011. The increase was attributable to higher net sales of approximately $150 million due to increased commercial satellite deliveries (two commercial satellites delivered in 2012 compared to one during 2011); about $125 million from the Orion program due to higher volume and an increase in risk retirements; and approximately $70 million from increased volume on various strategic and defensive missile programs. Partially offsetting the increases were lower net sales of approximately $105 million from certain government satellite programs (primarily SBIRS and MUOS) as a result of decreased volume and a decline in risk retirements; and about $55 million from the NASA External Tank program, which ended in connection with the completion of the Space Shuttle program in 2011.

Space Systems’ operating profit for 2012 increased $20 million, or 2%, compared to 2011. The increase was attributable to higher operating profit of approximately $60 million from commercial satellite programs due to increased deliveries and reserves recorded in 2011; and about $40 million from the Orion program due to higher risk retirements and increased volume. Partially offsetting the increases was lower operating profit of approximately $45 million from lower volume and risk retirements on certain government satellite programs (primarily SBIRS); about $20 million from lower risk retirements and lower volume on the NASA External Tank program, which ended in connection with the completion of the Space Shuttle program in 2011; and approximately $20 million from lower equity earnings as a decline in launch related activities at ULA partially was offset by the resolution of contract cost matters associated with the wind-down of USA. Adjustments not related to volume, including net profit booking rate adjustments described above, were approximately $15 million higher for 2012 compared to 2011.

2011 compared to 2010

Space Systems’ net sales for 2011 decreased $107 million, or 1%, compared to 2010. The decrease in net sales was attributable to a decline of about $90 million related to the NASA External Tank program, which ended in connection with the completion of the last Space Shuttle mission in July 2011; a decline in volume of about $90 million related to the Orion program; and lower volume of approximately $30 million related to government satellites. These decreases partially were offset by higher volume for fleet ballistic and defensive missile systems of about $80 million and commercial satellites of approximately $45 million (one commercial satellite delivery in both 2011 and 2010).

Space Systems’ operating profit for 2011 increased $33 million, or 3%, compared to 2010. The increase in operating profit principally was attributable to retirement of risks on government satellite programs of about $60 million, partially offset by decreased equity earnings of about $15 million primarily due to the wind-down of USA. Adjustments not related to volume, including net profit rate adjustments described above, were approximately $15 million higher in 2011 compared to 2010.

Equity earnings

Total equity earnings recognized by the Space Systems segment from ULA, USA, and AWE represented approximately $265 million, or 24% of this segment’s operating profit during 2012. During 2011 and 2010, total equity earnings recognized by the Space Systems segment from ULA, USA, and AWE represented approximately $285 million and $300 million, or 27% and 29% of this segment’s operating profit.

Backlog

Backlog increased in 2012 compared to 2011 mainly due to higher orders on government satellites activities, partially offset by lower orders on the Orion program. Backlog decreased in 2011 compared to 2010 mainly due to higher sales volume associated with the Orion program and on government satellite activities.

Trends

We expect Space Systems’ net sales to decline in 2013 in the mid single digit percentage range as compared to 2012 due primarily to the absence of any commercial satellite deliveries in 2013. Operating profit is expected to decline in the low double digit percentage range in 2013 primarily due to lower equity earnings from USA, as no further significant activity is expected due to its wind-down in 2012, and lower sales volume, resulting in a decline in operating margins between the years.

Liquidity and Cash Flows

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business, including capital expenditures and independent research and development, returned cash to stockholders through dividends and share repurchases, made selective acquisitions of businesses, and managed our debt levels.

We have generated strong operating cash flows, which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, and postretirement benefit plan funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. We have financing resources available to fund potential cash outflows that are less predictable or more discretionary, as discussed in the “Capital Structure, Resources, and Other” section. We have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, which together represent approximately half of the sales we recorded in 2012, as we are authorized to bill as the costs are incurred or work is performed. By way of contrast, we generally do not bill our fixed-price contracts until milestones, including deliveries, are achieved. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. Such payments may precede our incurrence of costs related to our contract performance, thereby increasing our cash flows.

The U.S. Government has indicated that it would consider progress payments as the baseline for negotiating payment terms on fixed-price contracts, rather than performance-based payments. In contrast to negotiated performance-based payment terms, progress payment provisions correspond to a percentage of the amount of costs incurred during the performance of the contract. While the total amount of cash collected on a contract is the same, performance-based payments have had a more favorable impact on the timing of our cash flows. In addition, our cash flows may be affected if the U.S. Government decides to withhold payments on receivables. The amount of withholds increased to approximately $200 million as of December 31, 2012, primarily at our Aeronautics business segment related to U.S. Government audits of our business systems and certain delivered F-35 aircraft. While the impact of withholding delays the receipt of cash, the cumulative amount of cash collected during the life of the contract will not vary.

The majority of our capital expenditures for 2012 and those planned for 2013 can be divided into the categories of facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support production of the F-35 combat aircraft. In addition, we have projects underway to modernize certain of our facilities, inclusive of our efforts to consolidate and reduce leased facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure as well as for the development or purchase of internal-use software.

The following table provides a summary of our cash flow information (in millions) followed by a discussion of the key elements:

	2012	2011	2010
Operating activities
Net earnings	$2,745	$2,655	$2,878
Non-cash adjustments	2,133	1,194	1,721
Changes in working capital	(1,061)	674	138
Other, net	(2,256)	(270)	(936)
Net cash provided by operating activities	$1,561	$4,253	$3,801
Net cash used for investing activities	$(1,222)	$(813)	$(573)
Net cash used for financing activities	$(2,023)	$(2,119)	$(3,358)
Cash and cash equivalents at end of year	$1,898	$3,582	$2,261

Operating Activities

2012 compared to 2011

Net cash provided by operating activities decreased $2.7 billion in 2012 as compared to 2011 primarily due to changes in working capital of $1.7 billion and increased pension contributions of $1.1 billion, net of CAS recoveries. The decrease of $1.7 billion in cash provided by working capital (defined as accounts receivable and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was driven by higher payments of accounts payable due to timing as well as the timing of production and billing cycles affecting customer advances and progress payments applied to inventories. Additionally, growth in accounts receivable, primarily due to the timing of finalizing contract negotiations on the F-35 LRIP contracts in the fourth quarter of 2012, which delayed our billings, as well as the impact of U.S. Government withholdings on the F-35 program reduced the cash provided by operating activities.

2011 compared to 2010

Net cash provided by operating activities increased by $452 million in 2011 as compared to 2010 primarily due to changes in working capital. Cash provided by working capital increased by $536 million due to increases in accounts payable resulting from the timing of payments and an increase in customer advances due to the timing of production and billing schedules. This improvement in cash from working capital partially was offset by an increase in accounts receivable primarily due to the timing of contract negotiations and billing activities on the F-35 program. Partially offsetting the increase in cash provided by working capital was higher pension contributions, net of CAS recoveries of $134 million.

Investing Activities

Capital expenditures – Capital expenditures amounted to $942 million in 2012, $987 million in 2011, and $1.1 billion in 2010.

Acquisitions, divestitures and other activities – Acquisition activities include both the acquisition of businesses and investments in affiliates. We paid $304 million in 2012 for acquisition activities, primarily related to the acquisitions of Chandler/May, CDL, and Procerus (Note 14). In 2011, we paid $649 million for acquisition activities, primarily related to the acquisitions of QTC and Sim-Industries (Note 14). In 2010, we paid $148 million primarily related to investments in affiliates. In 2010, we received proceeds of $798 million from the sale of EIG (Note 14). During 2011, we decreased our short-term investments by $510 million compared to an increase of $171 million in 2010.

Financing Activities

Dividends and share activity – We paid dividends totaling $1.4 billion ($4.15 per share) in 2012, $1.1 billion ($3.25 per share) in 2011, and $969 million ($2.64 per share) in 2010. We have increased our quarterly dividend rate in each of the last three years, including a 15% increase in the quarterly dividend rate in the fourth quarter of 2012. We declared quarterly dividends of $1.00 per share during each of the first three quarters of 2012 and $1.15 per share for the last quarter; $.75 per share during each of the first three quarters of 2011 and $1.00 per share for the last quarter; and $.63 per share during each of the first three quarters of 2010 and $.75 per share for the last quarter.

We paid cash totaling $1.0 billion, $2.5 billion, and $2.4 billion for share repurchases during 2012, 2011, and 2010. Pursuant to our share repurchase program, we are authorized to repurchase up to $6.5 billion of our common stock. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of December 31, 2012, we had repurchased a total of 54.3 million shares of our common stock under the program for $4.2 billion, and there remained $2.3 billion authorized for additional share repurchases.

Cash received from the issuance of our common stock in connection with stock option exercises during 2012, 2011, and 2010 totaled $440 million, $116 million, and $59 million. Those activities resulted in the issuance of 6.7 million shares, 2.3 million shares, and 1.4 million shares during the respective periods.

Long-term debt – In 2012, we paid $225 million to complete an exchange of debt (Note 8) to take advantage of the low interest rate environment. In 2011, we issued a total of $2.0 billion of long-term notes with fixed coupon rates ranging from 2.13% to 4.85%. We used a portion of the proceeds from the long-term notes that were issued in 2011 to redeem all of our $500 million long-term notes due in 2013 with a fixed coupon rate of 4.12%. In 2011, we also repurchased $84 million of our long-term notes through open-market purchases and paid premiums of $48 million in connection with the early extinguishments of certain long-term notes.

Capital Structure, Resources, and Other

At December 31, 2012, we held cash and cash equivalents of $1.9 billion. As of December 31, 2012, approximately $500 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash was repatriated at the end of 2012, we estimate that about $45 million of U.S. federal income tax would have been due after considering foreign tax credits.

Our long-term debt, net of unamortized discounts, amounted to $6.2 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2012, we were in compliance with all covenants contained in our debt and credit agreements.

In August 2011, we entered into a $1.5 billion revolving credit facility with a group of banks and terminated our existing $1.5 billion revolving credit facility that was to expire in June 2012. The credit facility expires August 2016, and we may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under either facility through December 31, 2012. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar rate or a Base Rate, as defined in the credit facility. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the credit facility. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to postretirement benefit plans. As of December 31, 2012, we were in compliance with all covenants contained in the credit facility, as well as in our debt agreements.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the year ended December 31, 2012. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

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

Our stockholders’ equity was $39 million at December 31, 2012, a decrease of $962 million from December 31, 2011. The decrease was due to the annual December 31 re-measurement adjustment related to our postretirement benefit plans of $3.2 billion, which was partially offset by the amortization of net actuarial gains and losses of $858 million in 2012; dividends declared of $1.4 billion during the year; and the repurchase of 11.3 million common shares for $1.0 billion. These decreases partially were offset by net earnings of $2.7 billion and employee stock activity of $900 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $108 million recorded as a reduction of retained earnings.

If in the future we were to have a deficit in stockholders’ equity as a result of further adjustments associated with the funded status of postretirement benefit plans, the deficit would not affect our ability to comply with our debt covenants. The debt-related financial covenants in our revolving credit facility exclude the effect of adjustments to stockholders’ equity resulting from re-measuring the funded status of postretirement plans. In addition, as a Maryland corporation, so long as we are able to pay our indebtedness as it becomes due in the usual course of business, we anticipate that we would be able to pay dividends and make stock repurchases in an amount limited to our net earnings in either the current or the preceding fiscal year or from the net earnings for the preceding eight quarters.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2012, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle tax and other liabilities. Capital lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Long-term debt (a)	$7,165	$150	$—	$952	$6,063
Interest payments	6,243	355	698	633	4,557
Other liabilities	2,628	271	430	365	1,562
Operating lease obligations	859	229	279	151	200
Purchase obligations:
Operating activities	24,837	14,859	8,127	1,697	154
Capital expenditures	216	102	78	36	—
Total contractual cash obligations	$41,948	$15,966	$9,612	$3,834	$12,536

(a)	Long-term debt includes scheduled principal payments only.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2012. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities, and deferred compensation plans.

Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors, and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $22.8 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state, and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include amounts for facilities and equipment related to customer contracts.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of joint ventures with local companies, and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2012, the remaining obligations under our outstanding offset agreements totaled $9.3 billion, which primarily relate to our Aeronautics, MFC, and MST business segments, some of which extend through 2026. To the extent we have entered into purchase obligations at December 31, 2012 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) have each received distributions totaling $494 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2012, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. At December 31, 2012, we had the following outstanding letters of credit, surety bonds, and guarantees (in millions):

	Commitment Expiration By Period
	Total Commitment	Less Than 1 Year (a)	Years 2 and 3 (a)	Years 4 and 5 (a)	After 5 Years
Standby letters of credit	$1,074	$759	$236	$79	$—
Surety bonds	357	357	—	—	—
Guarantees	816	2	98	170	546
Total commitments	$2,247	$1,118	$334	$249	$546

(a)

Approximately $609 million, $23 million, and $3 million of standby letters of credit in the “Less Than 1 Year,” “Years 2 and 3,” and “Years 4 and 5,” periods, and approximately $34 million of surety bonds, are expected to renew for additional periods until completion of the contractual obligation.

At December 31, 2012, third-party guarantees totaled $816 million, of which approximately 85% related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through December 31, 2012, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former joint venture partners.

Critical Accounting Policies

Contract Accounting / Sales Recognition

Substantially all of our net sales are accounted for using the POC method, which requires that significant estimates and assumptions be made in accounting for the contracts. Our remaining net sales are derived from contracts to provide services to non-U.S. Government customers, which we account for under the services accounting model.

We evaluate new or significantly modified contracts with customers other than the U.S. Government, to the extent the contracts include multiple elements, to determine if the individual deliverables should be accounted for as separate units of accounting. When we determine that accounting for the deliverables as separate units is appropriate, we allocate the contract value to the deliverables based on their relative estimated selling prices. The contracts or contract modifications we evaluate for multiple elements typically are long term in nature and include the provision of both products and services. Based on the nature of our business, we generally account for components of such contracts using the POC accounting model or the services accounting model, as appropriate.

We classify net sales as products or services on our Statements of Earnings based on the predominant attributes of the underlying contract. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to other governments conducted through the U.S. Government. We record sales for both products and services under cost-reimbursable, fixed-price, and time-and-materials contracts.

Contract Types

Cost-reimbursable contracts

Cost-reimbursable contracts, which accounted for about 45%, 50%, and 60% of our total net sales in 2012, 2011, and 2010, provide for the payment of allowable costs incurred during performance of the contract plus a fee, up to a ceiling based on the amount that has been funded. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-award-fee/incentive fee which represent a substantial majority of our cost-reimbursable contracts; and cost-plus-fixed-fee contracts.

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

Fixed-price and other contracts

Under fixed-price contracts, which accounted for about 50%, 45%, and 35% of our total net sales in 2012, 2011, and 2010, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit, or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.

Under time-and-materials contracts, which accounted for about 5% of our total net sales in each of 2012, 2011, and 2010, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

POC Method of Accounting

We record net sales and an estimated profit on a POC basis for cost-reimbursable and fixed-price contracts for product and services contracts with the U.S. Government.

The POC method for product contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

Award and incentive fees, as well as penalties related to contract performance, are considered in estimating sales and profit rates on contracts accounted for under the POC method. Estimates of award fees are based on past experience and anticipated performance. We record incentives or penalties when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs.

Accounting for contracts under the POC method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total sales and cost at completion is complicated and subject to many variables.

Contract costs include material, labor, and subcontracting costs, as well as an allocation of indirect costs. Our estimates of costs at completion of the contract are based on assumptions we make for variables such as labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials), performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (for example, a newly-developed product versus a mature product), the schedule and associated tasks (for example, the number and type of milestone events), and costs (for example, material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and costs aspects of the contract. Alternatively, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In addition, comparability of our segment operating profit may be impacted by changes in estimated profit booking rates on our contracts accounted for using the POC method of accounting. Increases in the estimated profit booking rates, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the total estimated costs at completion and a reduction of the estimated profit booking rate. Increases or decreases in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters, reserves for disputes, asset impairments and insurance recoveries, among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Services Method of Accounting

Under a fixed-price service contract, we are paid a predetermined fixed amount for a specified scope of work and generally have full responsibility for the costs associated with the contract and the resulting profit or loss. We record net sales under fixed-price service contracts to non-U.S. Government customers on a straight-line basis over the period of contract performance, unless evidence suggests that net sales are earned or the obligations are fulfilled in a different pattern. For cost-reimbursable contracts for services to non-U.S. Government customers that provide for award and incentive fees, we record net sales as services are performed, exclusive of award and incentive fees. Award and incentive fees are recorded when they are fixed or determinable, generally at the date the amount is communicated to us by the customer. This approach results in the recognition of such fees at contractual intervals (typically every six months) throughout the contract and is dependent on the customer’s processes for notification of awards and issuance of formal notifications. Costs for all service contracts are expensed as incurred.

Other Contract Accounting Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the FAR. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, interest expense, and certain advertising and public relations activities are unallowable and, therefore, not recoverable through sales. In addition, we may enter into advance agreements with the U.S. Government that address the subjects of allowability and allocability of costs to contracts for specific matters. For example, most of the environmental costs we incur for environmental remediation related to sites operated in prior years are allocated to our current operations as general and administrative costs under FAR provisions and supporting advance agreements reached with the U.S. Government.

We closely monitor compliance with, and the consistent application of, our critical accounting policies related to contract accounting. Costs incurred and allocated to contracts are reviewed for compliance with U.S. Government regulations by our personnel, and are subject to audit by the Defense Contract Audit Agency.

Postretirement Benefit Plans

Overview

Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans – see Note 9). In recent years, we have taken certain actions to mitigate the effect of our defined benefit pension plans on our financial results, including no longer offering a defined benefit pension plan to new, non-represented employees starting in January 2006. Over the last few years, we have negotiated similar changes with our union represented population and as a result substantially all represented employees hired after June 2012 do not participate in a defined benefit pension plan. We have also made substantial cash contributions over the years to our defined benefit pension plans including $3.6 billion in 2012. Additionally, during 2012 lump settlement payments of $310 million were made from the defined benefit pension trust to certain former employees who had not commenced receiving their vested benefit payments, and the corresponding benefit obligation that was released was $375 million. Notwithstanding these actions, the impact of these plans and benefits on our GAAP earnings may be volatile in that the amount of expense we record and funded status for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including expected rates of increase in future compensation levels, employee turnover and mortality, as well as the timing of funding.

We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset or a liability on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the future benefits to be paid to plan participants. The present value is calculated using a discount rate that is determined at the end of each year. Historically low interest rates over the last few years have significantly increased our benefit obligation. This has contributed to a lower funded status of our defined benefit pension plans as determined by GAAP.

The funding of our pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). Our goal has been to fund the pension plans to a level of at least 80%, as determined by the PPA. This ERISA funded status is calculated on a different basis than under GAAP. The ERISA liability does not reflect anticipated future pay increases for plan participants as required under GAAP and is currently measured using a higher discount rate than for GAAP, primarily due to The Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) which provides temporary funding relief due to the historically low interest rate environment. By way of contrast, under ERISA our plans are about 90% funded at December 31, 2012 and 2011, while for GAAP our defined benefit pension plans are about 67% funded at December 31, 2012 and 2011. The U.S. Government Cost Accounting Standards (CAS) governs the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS.

Actuarial Assumptions

GAAP requires that the amounts we record related to our plans be computed using actuarial valuations. The primary year-end assumptions used to determine the funded status and estimate postretirement benefit plan expense for the following calendar year are the discount rate, the expected long-term rate of return on plan assets, and employee turnover and mortality for all postretirement benefit plans; funding levels; the expected rates of increase in future compensation levels for the participants in our defined benefit pension plans; and the health care cost trend rates for our retiree medical plans. These assumptions we make impact both the calculation of the benefit obligation at the end of the year and the calculation of net postretirement benefit plan cost in the subsequent year. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets as well as funding levels in any given year affects both the funded status of our benefit plans and the calculation of net postretirement benefit plan cost in subsequent years. When reassessing these assumptions each year we consider past and current market conditions and make judgments about future market trends. We also have to consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

We selected 4.00% as the discount rate for calculating our benefit obligations at December 31, 2012 related to our defined benefit pension plans, compared to 4.75% at the end of 2011 and 5.50% at the end of 2010. We selected 3.75% as the discount rate for calculating our benefit obligations at December 31, 2012 related to our retiree medical plans, compared to 4.50% at the end of 2011 and 5.50% at the end of 2010. We evaluate several data points in order to arrive at an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better that were selected to match our projected postretirement benefit plan cash flows.

We concluded that 8.00% was a reasonable estimate for the expected long-term rate of return on plan assets assumption at December 31, 2012, consistent with the rate used at December 31, 2011, and we used 8.50% at December 31, 2010. The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the plan obligation. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses, and the potential to outperform market index returns. The actual return in any specific year likely will differ from the assumption, but the average expected return over a long-term future horizon should be approximately equal to the assumption. As a result, changes in this assumption are less frequent than changes in the discount rate.

Our stockholders’ equity has been reduced cumulatively by $13.5 billion from the annual year-end measurements of the funded status of postretirement benefit plans, inclusive of the December 31, 2012 adjustment of $3.2 billion. These non-cash, after-tax amounts primarily represent net actuarial losses resulting from declines in discount rates and differences between actual experience and our actuarial assumptions, which will be amortized to expense over the average future service period of employees expected to receive benefits under the plans of approximately 10 years. During 2012, $858 million of these amounts was recognized as a component of postretirement benefit plans expense and $1.0 billion is expected to be recognized as expense in 2013. If in the future we were to have a deficit in stockholders’ equity as a result of further adjustments associated with the funded status of postretirement benefit plans, the deficit would not affect our ability to comply with our debt covenants nor do we anticipate the deficit to hinder our ability to pay dividends and make stock repurchases as further described in the “Capital Structure, Resources, and Other” section above.

We expect that our 2013 pension expense will be $1.9 billion, which is comparable to our 2012 pension expense. An increase in the amortization of net actuarial gains and losses caused by the decrease in the discount rate mentioned above was offset by an increase in the expected dollar amount of return on plan assets primarily due to the $2.5 billion of discretionary contributions to the qualified defined benefit plans in the fourth quarter of 2012.

The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 4.00% discount rate assumption at December 31, 2012, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2012 by approximately $1.5 billion, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $1.0 billion. If the 4.00% discount rate at December 31, 2012 that was used to compute the expected 2013 expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense projected for 2013 would be lower or higher by approximately $145 million. If the 8.00% expected long-term rate of return on plan assets assumption at December 31, 2012 that was used to compute the expected 2013 expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense projected for 2013 would be lower or higher by approximately $80 million.

Funding Considerations

The PPA became applicable to us and other large U.S. defense contractors beginning in 2011 and had the effect of accelerating the required amount of annual pension plan contributions. We made contributions related to our qualified defined benefit pension plans of $3.6 billion in 2012, $2.3 billion in 2011, and $2.2 billion in 2010, inclusive of amounts in excess of our required contributions. We recovered $1.1 billion in 2012, $899 million in 2011 and $988 million in 2010 as CAS costs. Amounts funded under CAS are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. Amounts contributed in excess of the CAS funding requirements, over $8.0 billion inclusive of interest as of December 31, 2012, are considered to be prepayment credits under the CAS rules.

We would expect our required contributions to be temporarily lowered beginning in 2013 through 2015 as a result of MAP-21. We expect to make contributions of $1.5 billion related to our qualified defined benefit pension plans in 2013 and anticipate recovering $1.5 billion as CAS cost on our contracts in 2013.

The CAS Board published its revised pension accounting rules (CAS Harmonization) with an effective date of February 27, 2012 to better align the recovery of pension contributions, including prepayment credits, on U.S. Government contracts with the accelerated funding requirements of the PPA. The CAS Harmonization rules increase our CAS cost beginning in 2013. There is a transition period during which the cost impact of the new rules is phased in, with the full impact occurring in 2017. The incremental impact of CAS Harmonization in 2013 is a very modest CAS cost increase, and we expect much larger increases will occur successively in years 2014 through 2017.

Based upon current assumptions which may change, we expect that the increase in CAS costs caused by CAS Harmonization should result in increased earnings a few years from now, as our CAS costs would be in excess of the pension expense we record under GAAP. Accordingly, we expect our non-cash FAS/CAS pension adjustment, discussed further in the “Business Segment Results of Operations” section above, will soon increase earnings rather than decrease earnings as it has the past few years. In addition, we expect that our future CAS pension recoveries will soon be equal to or greater than our required pension contributions, which should increase our cash flow from operations.

Environmental Matters

We are a party to various agreements, proceedings, and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the EPA or by a state agency. At December 31, 2012 and 2011, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $950 million and $932 million. We have recorded receivables totaling $821 million and $808 million at December 31, 2012 and 2011 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts has been expensed through cost of sales. We project costs and recovery of costs over approximately 20 years.

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

We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Significant Accounting Policies” and “Note 12 – Legal Proceedings, Commitments, and Contingencies” to our consolidated financial statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for remediation activities, which results in the calculation of a range of estimates for a particular environmental site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

Both the EPA and the California Office of Environmental Health Hazard Assessment announced plans in January 2011 to regulate two chemicals, perchlorate and hexavalent chromium, to levels in drinking water that are expected to be substantially lower than the existing public health goals or standards established in California. The rulemaking processes are lengthy and may take years to complete. If substantially lower standards are adopted, we would expect a material increase in our estimates for remediation at several existing sites.

Under agreements reached with the U.S. Government, most of the amounts we spend for environmental remediation are allocated to our operations as general and administrative costs. Under existing government regulations, these and other environmental expenditures relating to our U.S. Government business, after deducting any recoveries received from insurance or other PRPs, are allowable in establishing prices of our products and services. As a result, most of the expenditures we incur are included in our net sales and cost of sales according to U.S. Government agreement or regulation, regardless of the contract form (e.g. cost-reimbursable, fixed-price). We continually evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, and our history of receiving reimbursement of such costs.

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

We reasonably cannot determine the extent of our financial exposure at all environmental sites with which we are involved. There are a number of former operating facilities we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties (e.g., assessing the extent of the contamination). During any particular quarter, such uncertainties may be resolved, allowing us to estimate and recognize the initial liability to remediate a particular former operating site. The amount of the liability could be material. Upon recognition of the liability, a portion will be recognized as a receivable with the remainder charged to earnings.

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

Goodwill

Our goodwill balances were $10.4 billion and $10.1 billion at December 31, 2012 and 2011. We test goodwill for impairment at least annually in the fourth quarter or more frequently upon the occurrence of certain events or significant changes in circumstances that indicate the carrying value of goodwill may not be recoverable. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires judgment to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We initially test goodwill for impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value of a reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The carrying value of each reporting unit includes the assets and liabilities employed in its operations, allocations of amounts held at the business segment and corporate levels as well as goodwill. The corporate allocations include our postretirement benefit plans liabilities as determined in accordance with CAS in order to align the basis of the carrying values with the fair values of our reporting units. CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is allocated to and recognized in the estimated fair value of each reporting unit. The discount rate used for CAS is currently higher than the discount rate used for GAAP, but is expected to trend downward over the next few years and would increase the amount of CAS liabilities allocated to each reporting unit, contributing to a decline in the carrying value of each reporting unit.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public trading values and values observed in market transactions. Determining fair value requires the exercise of significant judgments, including judgments about the amount and timing of expected future cash flows, discount rates, perpetual growth rates, and relevant comparable company earnings multiples and transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions; changes in working capital; long-term business plans; and recent operating performance. The discount rates utilized in the DCF analysis are based on our weighted average cost of capital (WACC), which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.

In the fourth quarter of 2012 we tested goodwill for impairment for each of our reporting units, including the reporting units of our former Electronic Systems business segment and the reporting units of our new MFC and MST business segments. The results of our 2012 annual impairment tests of goodwill indicated that the estimated fair values of our reporting units exceeded their carrying values and, as such, no impairment existed. The fair value of each reporting unit was premised on the assumption that sequestration does not occur as it remains difficult to determine when and how sequestration would be implemented; that the U.S. Government continues to support and fund our programs, which is consistent with the continuing resolution funding measure through March 27, 2013; and that Congress approves defense budget legislation for the U.S. Government’s fiscal year 2013 at a level consistent with the President’s proposed defense budget for the second half of the U.S. Government’s fiscal year 2013. While the specific effects of sequestration cannot be determined, we expect that across-the-board reductions would cause our sales, profits, and cash flows to be lower than our current projections. Such circumstances could eventually result in an impairment of our goodwill. Certain of our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our IS&GS business segment and certain services businesses within our MFC and MST business segments. However, we currently do not believe that any of our reporting units are at risk of failing a goodwill impairment test in the near-term, as their fair values are significantly greater than their carrying values.

Impairment assessments inherently involve management judgments regarding assumptions about expected future sales, profits, and cash flows and the impact of market conditions on those assumptions. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Income Taxes

We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, as well as from operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of December 31, 2012 and 2011 were $6.1 billion and $5.7 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If the Federal statutory income tax rate had been lowered to 25% at December 31, 2012, our net deferred tax assets would have been reduced by $1.7 billion, and we would have recorded a corresponding, one time increase in income tax expense of $1.7 billion. The amount of net deferred tax assets will change periodically based on several factors, including the annual re-measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Recent Accounting Pronouncements

We adopted a new accounting standard during 2012, which resulted only in a change in how we present other comprehensive loss in our consolidated financial statements and did not have any impact on our results of operations, financial position, or cash flows. For more information, see the “Recent accounting pronouncements” section within “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain active relationships with a broad and diverse group of domestic and international financial institutions. We believe that they provide us with sufficient access to the general and trade credit we require to conduct our business. We continue to closely monitor the financial market environment and actively manage counterparty exposure to minimize the potential impact from adverse developments with any single credit provider while ensuring availability of, and access to, sufficient credit resources.

Our main exposure to market risk relates to interest rates, foreign currency exchange rates, and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. As bond yields are at historical lows and move inversely to bond prices, the estimated fair value of our outstanding debt was $8.2 billion at December 31, 2012, and the outstanding principal amount was $7.2 billion, excluding unamortized discounts of $892 million. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2012.

We use derivative instruments principally to reduce our exposure to market risks from changes in foreign exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. Our most significant foreign currency exposures relate to the British Pound Sterling and the Canadian Dollar. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings indexed to LIBOR in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate economic exposures.

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency exchange contracts at December 31, 2012 and 2011 was $1.3 billion and $1.7 billion. The aggregate notional amount of our interest rate swap contracts at December 31, 2012 and 2011 was $503 million and $450 million. At December 31, 2012 and 2011, the net fair value of our derivative instruments was not material (Note 15). A 10% appreciation or devaluation of the hedged currency as compared to the level of foreign exchange rates for currencies under contract at December 31, 2012 would not have a material impact on the aggregate net fair value of such contracts or our cash flows.

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

We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2012, investments in the trust totaled $874 million and are reflected at fair value on our Balance Sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our Statements of Earnings in other unallocated costs, and were not material for the year ended December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2013

Lockheed Martin Corporation

Consolidated Statements of Earnings

(in millions, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales
Products	$37,817	$36,925	$36,380
Services	9,365	9,574	9,291
Total net sales	47,182	46,499	45,671
Cost of sales
Products	(33,495)	(32,968)	(32,539)
Services	(8,383)	(8,514)	(8,382)
Severance and other charges	(48)	(136)	(220)
Other unallocated costs	(1,060)	(1,137)	(686)
Total cost of sales	(42,986)	(42,755)	(41,827)
Gross profit	4,196	3,744	3,844
Other income, net	238	276	261
Operating profit	4,434	4,020	4,105
Interest expense	(383)	(354)	(345)
Other non-operating income (expense), net	21	(35)	18
Earnings from continuing operations before income taxes	4,072	3,631	3,778
Income tax expense	(1,327)	(964)	(1,164)
Net earnings from continuing operations	2,745	2,667	2,614
Net (loss) earnings from discontinued operations	—	(12)	264
Net earnings	$2,745	$2,655	$2,878
Earnings (loss) per common share
Basic
Continuing operations	$8.48	$7.94	$7.18
Discontinued operations	—	(.04)	.72
Basic earnings per common share	$8.48	$7.90	$7.90
Diluted
Continuing operations	$8.36	$7.85	$7.10
Discontinued operations	—	(.04)	.71
Diluted earnings per common share	$8.36	$7.81	$7.81

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(in millions)

	Years Ended December 31,
	2012	2011	2010
Net earnings	$2,745	$2,655	$2,878
Other comprehensive (loss) income, net of tax
Postretirement benefit plans:
Unrecognized amounts in 2012, 2011, and 2010, net of tax benefit of $1.8 billion, $1.6 billion, and $531 million	(3,204)	(2,858)	(983)
Recognition of previously deferred amounts in 2012, 2011, and 2010, net of tax expense of $469 million, $364 million, and $304 million	858	666	553
Other, net	110	(55)	15
Other comprehensive loss, net of tax	(2,236)	(2,247)	(415)
Comprehensive income	$509	$408	$2,463

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,898	$3,582
Receivables, net	6,563	6,064
Inventories, net	2,937	2,481
Deferred income taxes	1,269	1,339
Other current assets	1,188	628
Total current assets	13,855	14,094

Property, plant, and equipment, net	4,675	4,611
Goodwill	10,370	10,148
Deferred income taxes	4,809	4,388
Other noncurrent assets	4,948	4,667
Total assets	$38,657	$37,908
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,038	$2,269
Customer advances and amounts in excess of costs incurred	6,503	6,399
Salaries, benefits, and payroll taxes	1,649	1,664
Current portion of long-term debt	150	—
Other current liabilities	1,815	1,798
Total current liabilities	12,155	12,130
Long-term debt, net	6,158	6,460
Accrued pension liabilities	15,278	13,502
Other postretirement benefit liabilities	1,220	1,274
Other noncurrent liabilities	3,807	3,541
Total liabilities	38,618	36,907

Stockholders’ equity
Common stock, $1 par value per share	321	321
Additional paid-in capital	—	—
Retained earnings	13,211	11,937
Accumulated other comprehensive loss	(13,493)	(11,257)
Total stockholders’ equity	39	1,001
Total liabilities and stockholders’ equity	$38,657	$37,908

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net earnings	$2,745	$2,655	$2,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	988	1,008	1,052
Stock-based compensation	167	157	168
Deferred income taxes	930	(2)	452
Severance and other charges	48	136	220
Reduction in tax expense from resolution of certain tax matters	—	(89)	(10)
Tax expense related to Medicare Part D reimbursement	—	—	96
Net adjustments related to discontinued operations	—	(16)	(257)
Changes in operating assets and liabilities:
Receivables, net	(460)	(363)	3
Inventories, net	(422)	(74)	(207)
Accounts payable	(236)	609	(364)
Customer advances and amounts in excess of costs incurred	57	502	706
Postretirement benefit plans	(1,883)	(393)	(1,027)
Income taxes	(535)	304	70
Other, net	162	(181)	21
Net cash provided by operating activities	1,561	4,253	3,801
Investing activities
Capital expenditures	(942)	(987)	(1,074)
Acquisitions of businesses / investments in affiliates	(304)	(649)	(148)
Net proceeds from sale of EIG	—	—	798
Net cash provided by (used for) short-term investment transactions	—	510	(171)
Other, net	24	313	22
Net cash used for investing activities	(1,222)	(813)	(573)
Financing activities
Repurchases of common stock	(990)	(2,465)	(2,420)
Proceeds from stock option exercises	440	116	59
Dividends paid	(1,352)	(1,095)	(969)
Premium paid on debt exchange	(225)	—	—
Issuance of long-term debt, net of related costs	—	1,980	—
Repayments of long-term debt	—	(632)	—
Other, net	104	(23)	(28)
Net cash used for financing activities	(2,023)	(2,119)	(3,358)
Net change in cash and cash equivalents	(1,684)	1,321	(130)
Cash and cash equivalents at beginning of year	3,582	2,261	2,391
Cash and cash equivalents at end of year	$1,898	$3,582	$2,261

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2009	$373	$—	$12,188	$(8,595)	$3,966
Net earnings	—	—	2,878	—	2,878
Other comprehensive loss, net of tax	—	—	—	(415)	(415)
Repurchases of common stock	(33)	(514)	(1,936)	—	(2,483)
Dividends declared ($2.64 per share)	—	—	(969)	—	(969)
Stock-based awards and ESOP activity	6	514	—	—	520
Balance at December 31, 2010	346	—	12,161	(9,010)	3,497
Net earnings	—	—	2,655	—	2,655
Other comprehensive loss, net of tax	—	—	—	(2,247)	(2,247)
Repurchases of common stock	(32)	(589)	(1,781)	—	(2,402)
Dividends declared ($3.25 per share)	—	—	(1,098)	—	(1,098)
Stock-based awards and ESOP activity	7	589	—	—	596
Balance at December 31, 2011	321	—	11,937	(11,257)	1,001
Net earnings	—	—	2,745	—	2,745
Other comprehensive loss, net of tax	—	—	—	(2,236)	(2,236)
Repurchases of common stock	(11)	(889)	(108)	—	(1,008)
Dividends declared ($4.15 per share)	—	—	(1,363)	—	(1,363)
Stock-based awards and ESOP activity	11	889	—	—	900
Balance at December 31, 2012	$321	$—	$13,211	$(13,493)	$39

The accompanying notes are an integral part of these consolidated financial statements.

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

Basis of presentation – Our consolidated financial statements include the accounts of subsidiaries we control, and we consolidate all variable interest entities for which we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories, customer advances and amounts in excess of costs incurred, and certain amounts in other current liabilities primarily are attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in current assets and current liabilities. Certain prior year amounts have been reclassified to conform to the current year’s presentation, which are discussed elsewhere in our footnotes. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis from continuing operations.

Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, income taxes including deferred tax assets, fair value measurements, and contingencies.

Cash and cash equivalents – Cash equivalents include highly liquid instruments with original maturities of 90 days or less.

Receivables – Receivables include amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to sales on long-term contracts that have been recognized but not yet billed to customers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, assets related to such contracts as a result of advances, performance-based payments, and progress payments. We reflect those advances and payments as an offset to the related receivables balance for contracts that we account for on a percentage-of-completion (POC) basis using the cost-to-cost method to measure progress towards completion.

Inventories – We record inventories at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and, in the case of contracts with the U.S. Government, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. We reflect those advances and payments as an offset against the related inventory balances for contracts that we account for on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. We determine the costs of other product and supply inventories by the first-in first-out or average cost methods.

Property, plant, and equipment – We record property, plant, and equipment at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets, and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $715 million in 2012, $712 million in 2011, and $749 million in 2010.

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

Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2012 and 2011, capitalized software totaled $809 million and $864 million, net of accumulated amortization of $1.5 billion and $1.3 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $217 million in 2012, $211 million in 2011, and $211 million in 2010.

Goodwill – We test goodwill for impairment at least annually in the fourth quarter or more frequently upon the occurrence of certain events or significant changes in circumstances that indicate the carrying value of goodwill may not be recoverable. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment.

We initially test goodwill for impairment by comparing the fair value of each reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the carrying value of a reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We estimate the fair value of each reporting unit using a combination of a discounted cash flow analysis and market-based valuation methodologies such as comparable public trading values and values observed in market transactions. We completed our assessment of goodwill in the fourth quarter of each year presented and did not identify any impairment.

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

Postretirement benefit plans – Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). GAAP requires that the amounts we record related to our postretirement benefit plans be computed using actuarial valuations that are based in part on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation levels, health care cost trend rates, and employee turnover and mortality, each as appropriate based on the nature of the plans. We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset recorded within other noncurrent assets or a liability recorded within noncurrent liabilities on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), is calculated on a different basis than under GAAP.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Our environmental liabilities are recorded on our Balance Sheets within other liabilities, both current and non-current. We expect to include a substantial portion of environmental costs in net sales and cost of sales in future periods pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, and our history of receiving reimbursement of such costs. We include the portion of those costs expected to be allocated to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts in cost of sales at the time the liability is established. Our environmental receivables are recorded on our Balance Sheets within other assets, both current and non-current. We project costs and recovery of costs over approximately 20 years.

Sales and earnings – We record net sales and estimated profits for substantially all of our contracts using the POC method for cost-reimbursable and fixed-price contracts for products and services with the U.S. Government. Sales are recorded on all time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs. We account for our services contracts with non-U.S. Government customers using the services method of accounting. We classify net sales as products or services on our Statements of Earnings based on the attributes of the underlying contracts.

POC Method of Accounting – The POC method for product contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

Award and incentive fees, as well as penalties related to contract performance, are considered in estimating sales and profit rates on contracts accounted for under the POC method. Estimates of award fees are based on past experience and anticipated performance. We record incentives or penalties when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs.

Accounting for contracts using the POC method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the scope and nature of the work required to be performed on many of our contracts, the estimation of total sales and cost at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated contract sales or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed total estimates of sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and costs aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (for example, a newly-developed product versus a mature product), the schedule and associated tasks (for example, the number and type of milestone events), and costs (for example, material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and costs aspects of the contract. Alternatively, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In addition, comparability of our segment operating profit may be impacted by changes in estimated profit booking rates on our contracts accounted for using the POC method of accounting. Increases in the estimated profit booking rates, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the total estimated costs at completion and a reduction of the estimated profit booking rate. Increases or decreases in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters, reserves for disputes, asset impairments and insurance recoveries, among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $1.9 billion in 2012, $1.6 billion in 2011, and $1.4 billion in 2010. These adjustments increased net earnings by approximately $1.2 billion ($3.70 per share) in 2012, $1.0 billion ($3.00 per share) in 2011, and $890 million ($2.40 per share) in 2010.

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

Research and development and similar costs – Except for certain arrangements described below, we account for independent research and development costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements and charged to cost of sales. Under some arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is expensed as incurred in cost of sales. Independent research and development costs charged to cost of sales totaled $616 million in 2012, $585 million in 2011, and $639 million in 2010. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales.

Investments in marketable securities – Investments in marketable securities consist of debt and equity securities and are classified as trading securities. As of December 31, 2012 and 2011, the fair value of our trading securities totaled $874 million and $781 million and was included in other noncurrent assets on the Balance Sheets. Our trading securities are held in a separate trust, which includes investments to fund our deferred compensation plan liabilities. Net gains on trading securities in 2012, 2011, and 2010 were $67 million, $40 million, and $56 million. In 2012, gains and losses on these investments were reclassified from other non-operating income (expense), net to other unallocated costs within cost of sales for all years presented on our Statements of Earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.

Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on the Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on the Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2012 and 2011, our equity method investments totaled $749 million and $697 million. Our share of net earnings related to these investments was $277 million in 2012, $332 million in 2011, and $312 million in 2010, of which approximately $265 million, $285 million, and $300 million related to our Space Systems business segment.

Derivative financial instruments – We use derivative instruments principally to reduce our exposure to market risks from changes in foreign exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate economic exposures.

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2012 and 2011 was $1.3 billion and $1.7 billion. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2012 and 2011 was $503 million and $450 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during 2012, 2011, and 2010. Substantially all of our derivatives are designated for hedge accounting. See Note 15 for more information on the fair value measurements related to our derivative instruments.

Stock-based compensation – Compensation cost related to all share-based payments including stock options and restricted stock units is measured at the grant date based on the estimated fair value of the award. We generally recognize the compensation cost ratably over a three-year vesting period.

Income taxes – We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service (IRS). If we cannot reach a more-likely-than-not determination, no benefit is recorded. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We record interest and penalties related to income taxes as a component of income tax expense on our Statements of Earnings. Interest and penalties are not material.

Accumulated other comprehensive loss – Changes in the balance of accumulated other comprehensive loss, net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plan Adjustments	Other, net	Accumulated Other Comprehensive Loss
Balance at January 1, 2010	$(8,564)	$(31)	$(8,595)
Other comprehensive (loss) income	(430)	15	(415)
Balance at December 31, 2010	(8,994)	(16)	(9,010)
Other comprehensive loss	(2,192)	(55)	(2,247)
Balance at December 31, 2011	(11,186)	(71)	(11,257)
Other comprehensive (loss) income	(2,346)	110	(2,236)
Balance at December 31, 2012	$(13,532)	$39	$(13,493)

The postretirement benefit plan adjustments are shown net of tax benefits at December 31, 2012, 2011, and 2010 of $7.4 billion, $6.1 billion, and $4.9 billion. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See Note 7 and Note 9 for more information on our income taxes and postretirement plans.

Recent accounting pronouncements – Effective January 1, 2012, we retrospectively adopted new guidance issued by the Financial Accounting Standards Board by presenting total comprehensive income and the components of net income and other comprehensive loss in two separate but consecutive statements. The adoption of this guidance resulted only in a change in how we present other comprehensive loss in our consolidated financial statements and did not have any impact on our results of operations, financial position, or cash flows.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2012	2011	2010
Weighted average common shares outstanding for basic computations	323.7	335.9	364.2
Weighted average dilutive effect of stock options and restricted stock units	4.7	4.0	4.1
Weighted average common shares outstanding for diluted computations	328.4	339.9	368.3

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed exercise of stock options and vesting of restricted stock units based on the treasury stock method.

The computation of diluted earnings per common share excluded 8.0 million, 13.4 million, and 14.7 million stock options for the years ended December 31, 2012, 2011, and 2010 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market price of our common stock during each respective reporting period.

Note 3 – Information on Business Segments

We organize our business segments based on the nature of the products and services offered. Effective December 31, 2012, we operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST), and Space Systems. This structure reflects the reorganization of our former Electronic Systems business segment into the new MFC and MST business segments in order to streamline our operations and enhance customer alignment. In connection with this reorganization, management layers at our former Electronic Systems business segment and our former Global Training and Logistics (GTL) business were eliminated, and the former GTL business was split between the two new business segments. In addition, operating results for Sandia Corporation, which manages the Sandia National Laboratories for the U.S. Department of Energy, and our equity interest in the U.K. Atomic Weapons Establishment joint venture were transferred from our former Electronic Systems business segment to our Space Systems business segment. The amounts, discussion, and presentation of our business segments reflect this reorganization for all years presented in this Annual Report on Form 10-K. The following is a brief description of the activities of our business segments:

•

Aeronautics – Engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies.

•

Information Systems & Global Solutions – Provides management services, integrated information technology solutions, and advanced technology systems and expertise across a broad spectrum of applications for civil, defense, intelligence, and other government customers.

•

Missiles and Fire Control – Provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; fire control systems; mission operations support, readiness, engineering support, and integration services; logistics and other technical services; and manned and unmanned ground vehicles.

•

Mission Systems and Training – Provides surface ship and submarine combat systems; sea and land-based missile defense systems; radar systems; mission systems and sensors for rotary and fixed-wing aircraft; littoral combat ships; simulation and training services; unmanned technologies and platforms; ship systems integration; and military and commercial training systems.

•

Space Systems – Engaged in the research and development, design, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Operating results for our Space Systems business segment include our equity interests in United Launch Alliance, which provides expendable launch services for the U.S. Government, United Space Alliance, which provided processing activities for the Space Shuttle program and is winding down following the completion of the last Space Shuttle mission in 2011, and a joint venture that manages the U.K.’s Atomic Weapons Establishment program.

The financial information in the following tables includes the results of Chandler/May, Inc. (Chandler/May); CDL Systems Ltd. (CDL); and Procerus Technologies, L.C. (Procerus) in the MST business segment information from their respective dates of acquisition in 2012 (Note 14) and QTC Holdings Inc. (QTC) in the IS&GS business segment information and Sim-Industries B.V. (Sim Industries) in the MST business segment information from their respective dates of acquisition in 2011 (Note 14). Also, the 2011 and 2010 financial information in the tables below excludes businesses included in discontinued operations (Note 14). Amounts related to discontinued operations in 2012 were not significant and, accordingly, are included in “Other unallocated expenses, net” in the table below.

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions similar to our third-party contracts.

Operating profit of our business segments includes equity earnings and losses from investees because the operating activities of the investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for stock-based compensation programs; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions in 2012 and 2011 and the charges in 2010 related to the Voluntary Executive Separation Program (VESP) and facilities consolidation within MST (Note 13); gains or losses from divestitures (Note 14); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expenses, net” between operating profit from our business segments and our consolidated operating profit.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS). The non-cash FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

Selected Financial Data by Business Segment

Summary operating results for each of our business segments were as follows (in millions):

	2012	2011	2010
Net sales
Aeronautics	$14,953	$14,362	$13,109
Information Systems & Global Solutions	8,846	9,381	9,921
Missiles and Fire Control	7,457	7,463	6,930
Mission Systems and Training	7,579	7,132	7,443
Space Systems	8,347	8,161	8,268
Total net sales	$47,182	$46,499	$45,671

Operating profit
Aeronautics	$1,699	$1,630	$1,498
Information Systems & Global Solutions	808	874	814
Missiles and Fire Control	1,256	1,069	973
Mission Systems and Training	737	645	713
Space Systems	1,083	1,063	1,030
Total business segment operating profit	5,583	5,281	5,028
Unallocated expenses, net
Severance and other charges (a)	(48)	(136)	(220)
Other unallocated expenses, net ( b)	(1,101)	(1,125)	(703)
Total consolidated operating profit	$4,434	$4,020	$4,105

Intersegment sales
Aeronautics	$197	$193	$128
Information Systems & Global Solutions	838	864	912
Missiles and Fire Control	298	304	295
Mission Systems and Training	908	958	857
Space Systems	107	113	124
Total intersegment sales	$2,348	$2,432	$2,316

Depreciation and amortization
Aeronautics	$311	$345	$334
Information Systems & Global Solutions	92	83	106
Missiles and Fire Control	104	102	103
Mission Systems and Training	179	174	183
Space Systems	191	199	212
Total business segment depreciation and amortization	877	903	938
Corporate activities	111	105	114
Total depreciation and amortization	$988	$1,008	$1,052

Capital expenditures
Aeronautics	$271	$361	$422
Information Systems & Global Solutions	78	71	67
Missiles and Fire Control	128	119	112
Mission Systems and Training	158	161	176
Space Systems	167	192	205
Total business segment capital expenditures	802	904	982
Corporate activities	140	83	92
Total capital expenditures	$942	$987	$1,074
(a)

Severance and other charges include the severance charges recorded in 2012 associated with our Aeronautics business segment and the reorganization of our former Electronic Systems business segment; for 2011, include the severance charges associated with our Aeronautics, IS&GS, and Space Systems business segments, and Corporate Headquarters; and for 2010, include the charges related to the VESP and the facilities consolidation within our MST business segment (Note 13). Severance charges for initiatives that are not significant are included in business segment operating profit.

(b)	Other unallocated expenses, net included the following (in millions):

	2012	2011	2010
Non-cash FAS/CAS pension adjustment	$(830)	$(922)	$(454)
Stock-based compensation	(167)	(157)	(168)
Other, net	(104)	(46)	(81)
Total	$(1,101)	$(1,125)	$(703)

Selected Financial Data by Business Segment (continued)

Net Sales by Customer Category

Net sales by customer category were as follows (in millions):

	2012	2011	2010
U.S. Government
Aeronautics	$11,587	$10,749	$10,623
Information Systems & Global Solutions	8,340	8,769	9,488
Missiles and Fire Control	5,224	5,455	5,422
Mission Systems and Training	5,685	5,180	5,301
Space Systems	7,952	7,848	8,026
Total U.S. Government net sales	$38,788	$38,001	$38,860
International (a)
Aeronautics	$3,323	$3,577	$2,458
Information Systems & Global Solutions	380	464	320
Missiles and Fire Control	2,208	1,977	1,480
Mission Systems and Training	1,826	1,906	2,082
Space Systems	319	144	97
Total international net sales	$8,056	$8,068	$6,437
U.S. Commercial and Other
Aeronautics	$43	$36	$28
Information Systems & Global Solutions	126	148	113
Missiles and Fire Control	25	31	28
Mission Systems and Training	68	46	60
Space Systems	76	169	145
Total U.S. commercial and other net sales	$338	$430	$374
Total net sales	$47,182	$46,499	$45,671

(a)	Sales made to other governments through the U.S. Government (i.e., foreign military sales) are included in the “International” category.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, stealth fighter. Net sales for the F-35 program represented approximately 14%, 13%, and 12% of our total net sales during 2012, 2011, and 2010.

Selected Financial Data by Business Segment (continued)

Total assets, goodwill, and customer advances and amounts in excess of costs incurred for each of our business segments were as follows (in millions):

	2012	2011
Assets (a)
Aeronautics	$6,525	$5,752
Information Systems & Global Solutions	5,664	5,838
Missiles and Fire Control	4,186	4,096
Mission Systems and Training	6,589	6,159
Space Systems	3,478	3,346
Total business segment assets	26,442	25,191
Corporate assets (b)	12,215	12,717
Total assets	$38,657	$37,908

Goodwill
Aeronautics	$146	$146
Information Systems & Global Solutions	3,767	3,749
Missiles and Fire Control	2,485	2,481
Mission Systems and Training	3,264	3,065
Space Systems	708	707
Total goodwill (c)	$10,370	$10,148

Customer advances and amounts in excess of costs incurred
Aeronautics	$2,382	$2,443
Information Systems & Global Solutions	323	350
Missiles and Fire Control	1,988	1,888
Mission Systems and Training	1,335	1,326
Space Systems	475	392
Total customer advances and amounts in excess of costs incurred	$6,503	$6,399

(a)	We have no significant long-lived assets located in foreign countries.
(b)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust.
(c)

During 2012, the increase in goodwill primarily was due to the acquisitions of Chandler/May, CDL, and Procerus at our MST business segment (Note 14). During 2011, goodwill increased $543 million primarily due to the acquisitions of QTC at our IS&GS business segment and Sim-Industries at our MST business segment (Note 14). As a result of the previously discussed reorganization, the goodwill related to the former Electronic Systems business segment was reassigned on a relative fair value basis to the MFC, MST, and Space Systems business segments.

Note 4 – Receivables, net

Receivables consisted of the following (in millions):

	2012	2011
U.S. Government
Amounts billed	$1,088	$1,273
Unbilled costs and accrued profits	5,630	4,961
Less: customer advances and progress payments	(1,048)	(1,086)
Total U.S. Government receivables, net	5,670	5,148
Other governments and commercial
Amounts billed	376	396
Unbilled costs and accrued profits	789	774
Less: customer advances	(272)	(254)
Total other governments and commercial receivables, net	893	916
Total receivables, net	$6,563	$6,064

We expect to bill substantially all of the December 31, 2012 unbilled costs and accrued profits during 2013.

Note 5 – Inventories, net

Inventories consisted of the following (in millions):

	2012	2011
Work-in-process, primarily related to long-term contracts and programs in progress	$7,000	$7,129
Less: customer advances and progress payments	(4,932)	(5,425)
	2,068	1,704
Other inventories	869	777
Total inventories, net	$2,937	$2,481

Work-in-process inventories at December 31, 2012 and 2011 included general and administrative costs of $623 million and $592 million. During 2012, 2011, and 2010, general and administrative costs incurred and recorded in inventories totaled $2.4 billion, $2.3 billion, and $2.3 billion, and general and administrative costs charged to cost of sales from inventories totaled $2.4 billion, $2.2 billion, and $2.4 billion.

Note 6 – Property, Plant, and Equipment, net

Property, plant, and equipment consisted of the following (in millions):

	2012	2011
Land	$101	$98
Buildings	5,388	5,159
Machinery and equipment	6,728	6,408
Construction in progress	768	805
	12,985	12,470
Less: accumulated depreciation and amortization	(8,310)	(7,859)
Total property, plant, and equipment, net	$4,675	$4,611

Note 7 – Income Taxes

Our provision for federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2012	2011	2010
Federal income taxes:
Current	$387	$912	$600
Deferred	925	9	561
Total federal income taxes	1,312	921	1,161
Foreign income taxes:
Current	14	38	8
Deferred	1	5	(5)
Total foreign income taxes	15	43	3
Income tax expense	$1,327	$964	$1,164

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters presented in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $183 million for 2012, $149 million for 2011, and $168 million for 2010 (including state income taxes related to the sale of Enterprise Integration Group (EIG) (Note 14)).

Our reconciliation of the 35% U.S. federal statutory income tax rate to actual income tax expense for continuing operations is as follows (in millions):

	2012	2011	2010
Income tax expense at the U.S. federal statutory tax rate	$1,425	$1,271	$1,322
Increase (decrease) in tax expense:
U.S. manufacturing activity benefit	(29)	(106)	(110)
Tax deductible dividends	(73)	(62)	(56)
Research and development tax credit	—	(35)	(43)
IRS appeals and audit resolution	—	(89)	(10)
Medicare Part D law change	—	—	96
Other, net	4	(15)	(35)
Income tax expense	$1,327	$964	$1,164

Our U.S. manufacturing activity benefit is based on income derived from qualified production activity (QPA) in the U.S. The deduction rate, which was 9% for 2012, 2011, and 2010, is applied against QPA income to arrive at the deduction. Our tax-deductible pension contributions were significantly higher in 2012 than in prior years and, accordingly, our U.S. manufacturing deduction for 2012 was significantly reduced.

We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan (ESOP) feature. The amount of the tax deduction has increased as we increased our dividend over the last three years.

We recognized tax benefits of $35 million in 2011 and $43 million in 2010 related to the impact of the research and development (R&D) tax credit. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstates the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. The financial impacts of tax law changes are recognized in the period in which new legislation is enacted, and accordingly we will recognize the benefit of the R&D tax credit for both 2012 and 2013 in 2013.

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

We participate in the IRS Compliance Assurance Process program. The IRS examinations of the years 2011, 2010, and 2009 were completed in the fourth quarter of 2012, 2011, and 2010. We also resolved certain issues in our 2009 tax return with the IRS Appeals Division in 2012. The resolution of these examinations and issues did not have a material impact on our effective tax rates.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2012	2011
Deferred tax assets related to:
Accrued compensation and benefits	$909	$843
Pensions	5,117	4,578
Other postretirement benefit obligations	433	487
Contract accounting methods	853	806
Sale of discontinued operations	—	69
Foreign company operating losses and credits	34	31
Other	284	305
Valuation allowance (a)	(8)	(14)
Deferred tax assets, net	7,622	7,105
Deferred tax liabilities related to:
Goodwill and purchased intangibles	402	369
Property, plant, and equipment	604	638
Exchanged debt securities and other (b)	544	379
Deferred tax liabilities	1,550	1,386
Net deferred tax assets (c)	$6,072	$5,719

(a)	A valuation allowance has been provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
(b)	Includes deferred taxes associated with the exchange of debt securities in 2012 (Note 8) and prior years.
(c)	Includes net foreign current deferred tax liabilities, which are included on the Balance Sheets in other current liabilities.

We had recorded liabilities for unrecognized tax benefits related to permanent and temporary tax adjustments, exclusive of interest, that totaled $160 million at January 1, 2011. In 2011, we eliminated most of these liabilities due to the completion of the JCT’s review of the IRS Appeals Division’s resolution of certain adjustments related to our tax years 2003-2008 as mentioned above. Our unrecognized tax benefits as of December 31, 2012 and 2011 are not material.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2009, other than with respect to refunds.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $211 million, $193 million, and $108 million that have not been distributed by our non-U.S. companies as of December 31, 2012, 2011, and 2010. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. If these earnings were remitted, we estimate that the additional income taxes after foreign tax credits would have been approximately $45 million in 2012, $41 million in 2011, and $17 million in 2010.

Our federal and foreign income tax payments, net of refunds received, were $890 million in 2012, $722 million in 2011, and $806 million in 2010. Our 2012 net payments reflect a $153 million refund received from the IRS in 2012 related to a 2011 capital loss carryback claim; our 2011 net payments reflect a $250 million refund received from the IRS in 2011 related to estimated taxes paid for 2010; and our 2010 net payments reflect a $325 million refund received from the IRS in 2010 related to estimated taxes paid for 2009, a payment of $260 million associated with the divestiture of EIG, and an $85 million advance payment related to matters subsequently resolved with the IRS Appeals Division. As of December 31, 2012, we had federal and foreign taxes receivable of $662 million recorded within other current assets on our Balance Sheet, primarily attributable to our tax-deductible pension contributions and debt exchange transaction in the fourth quarter of 2012.

Note 8 – Debt

Our long-term debt consisted of the following (in millions):

	2012	2011
Notes with rates from 2.13% to 6.15%, due 2016 to 2042	$5,642	$5,308
Notes with rates from 7.00% to 7.75%, due 2013 to 2036	1,080	1,239
Other debt	478	19
Total long-term debt	7,200	6,966
Less: unamortized discounts	(892)	(506)
Total long-term debt, net of unamortized discounts	6,308	6,460
Less: current maturities of long-term debt	(150)	—
Total long-term debt, net	$6,158	$6,460

In December 2012, we issued notes totaling $1.3 billion with a fixed interest rate of 4.07% maturing in December 2042 (the New Notes) in exchange for outstanding notes totaling $1.2 billion with interest rates ranging from 5.50% to 8.50% maturing in 2023 to 2040 (the Old Notes). In connection with the exchange, we paid a premium of $393 million, of which $225 million was paid in cash and $168 million was in the form of New Notes. This premium, in addition to $194 million in remaining unamortized discounts related to the Old Notes, will be amortized as additional interest expense over the term of the New Notes using the effective interest method. We may, at our option, redeem some or all of the New Notes at any time by paying the principal amount of notes being redeemed plus a make-whole premium and accrued and unpaid interest. Interest on the New Notes is payable on June 15 and December 15 of each year, beginning on June 15, 2013. The New Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness.

On September 9, 2011, we issued $2.0 billion of long-term notes in a registered public offering consisting of $500 million maturing in 2016 with a fixed interest rate of 2.13%, $900 million maturing in 2021 with a fixed interest rate of 3.35%, and $600 million maturing in 2041 with a fixed interest rate of 4.85%. We may, at our option, redeem some or all of the notes at any time by paying the principal amount of notes being redeemed plus a make-whole premium and accrued and unpaid interest. Interest on the notes is payable on March 15 and September 15 of each year, beginning on March 15, 2012. In October 2011, we used a portion of the proceeds to redeem all of our $500 million long-term notes maturing in 2013. In 2011, we repurchased $84 million of our long-term notes through open-market purchases. We paid premiums of $48 million in connection with the early extinguishments of debt, which were recognized in other non-operating income (expense), net.

In August 2011, we entered into a $1.5 billion revolving credit facility with a group of banks and terminated our existing $1.5 billion revolving credit facility that was to expire in June 2012. The credit facility expires August 2016, and we may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under either facility through December 31, 2012. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar rate or a Base Rate, as defined in the credit facility. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the credit facility. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to postretirement benefit plans. As of December 31, 2012, we were in compliance with all covenants contained in the credit facility, as well as in our debt agreements.

We have agreements in place with banking institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during 2012 or 2011. If we were to issue commercial paper, the borrowings would be supported by the credit facility.

During the next five years, we have scheduled long-term debt maturities of $150 million due in 2013 and $952 million due in 2016. Interest payments were $378 million in 2012, $326 million in 2011, and $337 million in 2010.

Note 9 – Postretirement Plans

Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans

Many of our employees are covered by qualified defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union represented employees hired after December 2005 do not participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with our union represented population. Substantially all represented employees hired after June 2012 do not participate in a defined benefit pension plan. We have made contributions to trusts established to pay future benefits to eligible retirees and dependents, including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans. We use December 31 as the measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net periodic benefit cost is based on assumptions in effect at the end of the respective preceding year.

The rules related to accounting for postretirement benefit plans under GAAP require us to recognize on a plan-by-plan basis the funded status of our postretirement benefit plans as either an asset or a liability on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan.

The net periodic benefit cost recognized each year included the following (in millions):

	Qualified Defined Benefit Pension Plans (a)			Retiree Medical and Life Insurance Plans
	2012	2011	2010	2012	2011	2010
Service cost	$1,055	$974	$903	$28	$32	$36
Interest cost	1,884	1,918	1,876	131	162	166
Expected return on plan assets	(2,187)	(2,033)	(2,027)	(131)	(140)	(129)
Recognized net actuarial losses	1,116	880	595	32	34	25
Amortization of prior service cost (credit) and other	73	82	95	(12)	(16)	(16)
Total net periodic benefit cost	$1,941	$1,821	$1,442	$48	$72	$82

(a)

Total net periodic benefit cost associated with our qualified defined benefit plans represents pension expense calculated in accordance with GAAP (FAS expense). We are required to calculate pension expense in accordance with both GAAP and CAS rules, each of which results in a different calculated amount of pension expense. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in net sales and cost of sales for products and services. We include the difference between FAS expense and CAS expense, referred to as the non-cash FAS/CAS pension adjustment ($(830) million in 2012, $(922) million in 2011, and $(454) million in 2010), as a component of other unallocated costs on our Statements of Earnings. The non-cash FAS/CAS pension adjustment effectively adjusts the amount of CAS pension expense in the business segment operating profit so that pension expense recorded on our Statements of Earnings is equal to FAS expense.

The following table provides a reconciliation of benefit obligations, plan assets, and unfunded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2012	2011	2012	2011

Change in benefit obligation
Beginning balance	$40,616	$35,773	$3,023	$3,046
Service cost	1,055	974	28	32
Interest cost	1,884	1,918	131	162
Benefits paid (a)	(2,094)	(1,685)	(364)	(363)
Actuarial losses (gains)	4,442	3,632	169	(28)
Plan amendments	114	4	(6)	11
Medicare Part D subsidy	—	—	48	2
Participants’ contributions	—	—	155	161
Ending balance	$46,017	$40,616	$3,184	$3,023

Change in plan assets
Beginning balance at fair value	$27,292	$25,345	$1,749	$1,833
Actual return on plan assets	2,089	1,347	141	116
Benefits paid (a)	(2,094)	(1,685)	(364)	(363)
Company contributions	3,637	2,285	235	—
Medicare Part D subsidy	—	—	48	2
Participants’ contributions	—	—	155	161
Ending balance at fair value	$30,924	$27,292	$1,964	$1,749
Unfunded status of the plans	$(15,093)	$(13,324)	$(1,220)	$(1,274)
(a)

Benefits paid in 2012 for qualified defined benefit pension plans include $310 million in the form of lump-sum settlement payments to former employees who had not commenced receiving their vested benefit payments. The corresponding benefit obligation that was released was $375 million. The settlement payments had no impact on our 2012 FAS pension expense and CAS pension cost.

The following table provides amounts recognized on our Balance Sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2012	2011	2012	2011
Prepaid pension asset	$185	$178	$—	$—
Accrued postretirement benefit liabilities	(15,278)	(13,502)	(1,220)	(1,274)

Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	19,121	15,698	777	648
Prior service cost (credit)	418	377	(3)	(10)
Total(a)	$19,539	$16,075	$774	$638
(a)

Accumulated other comprehensive loss for postretirement benefit plan adjustments, after tax, of $13.5 billion and $11.2 billion at December 31, 2012 and 2011 (Note 1) includes $19.5 billion ($12.6 billion after tax) and $16.1 billion ($10.4 billion after tax) for qualified defined benefit pension plans, $774 million ($500 million after tax) and $638 million ($413 million after tax) for retiree medical and life insurance plans, and $626 million ($406 million after tax) and $596 million ($385 million after tax) for other plans.

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $40.4 billion and $35.7 billion at December 31, 2012 and 2011, of which $40.2 billion and $35.5 billion related to plans where the ABO was in excess of plan assets. The ABO represents benefits accrued without assuming future compensation increases to plan participants. Certain key information related to our qualified defined benefit pension plans as of December 31, 2012 and 2011 is as follows (in millions):

	2012	2011
Plans where ABO was in excess of plan assets
Projected benefit obligation	$45,875	$40,478
Less: fair value of plan assets	30,597	26,976
Unfunded status of plans (a)	(15,278)	(13,502)

Plans where ABO was less than plan assets
Projected benefit obligation	142	138
Less: fair value of plan assets	327	316
Funded status of plans (b)	$185	$178

(a)	Represent accrued pension liabilities, which are included on our Balance Sheets.
(b)	Represent prepaid pension assets, which are included on our Balance Sheets in other noncurrent assets.

We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at December 31, 2012 and 2011 were $1.0 billion and $907 million, which also represent the plans’ unfunded status. We have set aside certain assets totaling $270 million and $283 million as of December 31, 2012 and 2011 in a separate trust which we expect to be used to pay obligations under our nonqualified defined benefit plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2012 and 2011 were $544 million and $476 million, and the unrecognized prior service costs were not material. The expense associated with these plans totaled $107 million in 2012, $104 million in 2011, and $85 million in 2010. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $109 million and $107 million as of December 31, 2012 and 2011. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position, or cash flows. The actuarial assumptions used to determine the benefit obligations and expense associated with our nonqualified defined benefit plans and postemployment plans are similar to those assumptions used to determine the benefit obligations and expense related to our qualified defined benefit pension plans and retiree medical and life insurance plans as described below.

The following table provides the amounts recognized in other comprehensive loss related to postretirement benefit plans, net of tax, for the years ended December 31, 2012, 2011, and 2010 (in millions):

	Incurred but Not Yet Recognized in Net Periodic Benefit Cost			Recognition of Previously Deferred Amounts
	2012	2011	2010	2012	2011	2010
	Gains (losses)			(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$(2,933)	$(2,793)	$(763)	$721	$568	$464
Retiree medical and life insurance plans	(104)	1	(95)	21	22	17
Other plans	(98)	(56)	(63)	77	34	20
	(3,135)	(2,848)	(921)	819	624	501
	Credit (cost)			(Credit) cost
Prior service credit and cost
Qualified defined benefit pension plans	(73)	(3)	(61)	47	53	62
Retiree medical and life insurance plans	4	(7)	—	(8)	(11)	(10)
Other plans	—	—	(1)	—	—	—
	(69)	(10)	(62)	39	42	52
	$(3,204)	$(2,858)	$(983)	$858	$666	$553

We expect that approximately $1.6 billion, or $1.0 billion net of tax, of actuarial losses and prior service cost related to postretirement benefit plans included in accumulated other comprehensive loss at the end of 2012 to be recognized in net periodic benefit cost during 2013. Of this amount, $1.5 billion, or $963 million net of tax, primarily relates to actuarial losses associated with our qualified defined benefit plans and is included in our expected 2013 pension expense of $1.9 billion.

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at December 31 of each year, and to determine the net periodic benefit cost for each subsequent year, were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.00%	4.75%	5.50%	3.75%	4.50%	5.50%
Expected long-term rate of return on assets	8.00%	8.00%	8.50%	8.00%	8.00%	8.50%
Rate of increase in future compensation levels	4.30%	4.30%	4.40%
Health care trend rate assumed for next year				9.00%	9.50%	10.00%
Ultimate health care trend rate				5.00%	5.00%	5.50%
Year that the ultimate health care trend rate is reached				2029	2021	2021

The decrease in the discount rate from December 31, 2011 to December 31, 2012 and from December 31, 2010 to December 31, 2011 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $4.5 billion and $3.8 billion at December 31, 2012 and 2011.

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

LMIMCo’s investment policies require that asset allocations of postretirement benefit plans be maintained within the following approximate ranges:

Asset Class	Asset Allocation Ranges
Cash and cash equivalents	0 - 30%
Equity	10 - 55%
Fixed income	10 - 60%
Alternative investments:
Private equity funds	0 - 15%
Real estate funds	0 - 10%
Hedge funds	0 - 20%
Commodities	0 - 25%

Fair value measurements – The rules related to accounting for postretirement benefit plans under GAAP require certain fair value disclosures related to postretirement benefit plan assets, even though those assets are not included on our Balance Sheets. The following table presents the fair value of the assets (in millions) of our qualified defined benefit pension plans and retiree medical and life insurance plans by asset category and their level within the fair value hierarchy, which has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets, Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,563	$—	$—	$3,563	$2,886	$—	$—	$2,886
Equity (a):
U.S. equity securities	3,871	50	10	3,931	3,834	37	7	3,878
International equity securities	3,363	15	11	3,389	3,750	11	15	3,776
Commingled equity funds	980	2,845	—	3,825	1,016	1,127		2,143
Fixed income (a):
Corporate debt securities	—	1,045	61	1,106	—	946	98	1,044
U.S. Government securities	—	12,013	—	12,013	—	10,040	—	10,040
Other fixed income securities	—	435	49	484	—	508	45	553
Alternative investments:
Private equity funds	—	—	2,461	2,461	—	—	2,286	2,286
Real estate funds	—	25	504	529	—	—	278	278
Hedge funds	—	—	806	806	—	—	825	825
Commodities (a)	735	1	—	736	992	277	—	1,269
Total	$12,512	$16,429	$3,902	$32,843	$12,478	$12,946	$3,554	$28,978
Receivables, net				45				63
Total				$32,888				$29,041

(a)

Equity securities, fixed income securities, and commodities included derivative assets and liabilities whose fair values were not material as of December 31, 2012 and 2011. LMIMCo’s investment policies restrict the use of derivatives to either establish long exposures for purposes of expediency or capital efficiency, or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis.

As of December 31, 2012 and 2011, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above.

The following table presents the changes during 2012 and 2011 in the fair value of plan assets categorized as Level 3 in the preceding table (in millions):

	Private Equity Funds	Real Estate Funds	Hedge Funds	Other	Total
Balance at January 1, 2011	$2,085	$164	$1,025	$126	$3,400
Actual return on plan assets:
Realized gains (losses), net	171	25	(4)	2	194
Unrealized gains (losses), net	7	22	(11)	(9)	9
Purchases, sales, and settlements, net	23	67	(183)	21	(72)
Transfers into (out of) Level 3, net	—	—	(2)	25	23
Balance at December 31, 2011	$2,286	$278	$825	$165	$3,554
Actual return on plan assets:
Realized gains (losses), net	142	11	16	1	170
Unrealized gains (losses), net	22	20	31	2	75
Purchases, sales, and settlements, net	92	113	(65)	(9)	131
Transfers into (out of) Level 3, net	(81)	82	(1)	(28)	(28)
Balance at December 31, 2012	$2,461	$504	$806	$131	$3,902

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

Commingled equity funds are public investment vehicles valued using the Net Asset Value (NAV) provided by the fund manager. The NAV is the total value of the fund divided by the number of shares outstanding. Commingled equity funds are categorized as Level 1 if traded at their NAV on a nationally recognized securities exchange or categorized as Level 2 if the NAV is corroborated by observable market data (e.g., purchases or sales activity).

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

Contributions and Expected Benefit Payments

We generally determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and Internal Revenue Code rules. In 2012, we made contributions of $3.6 billion related to our qualified defined benefit pension plans. We plan to make contributions of approximately $1.5 billion related to the qualified defined benefit pension plans in 2013. In 2012, we made contributions of $235 million related to our retiree medical and life insurance plans. We expect no required contributions related to the retiree medical and life insurance plans in 2013.

The following table presents estimated future benefit payments, which reflect expected future employee service, as of December 31, 2012 (in millions):

	2013	2014	2015	2016	2017	2018 - 2022
Qualified defined benefit pension plans	$1,900	$1,970	$2,050	$2,130	$2,220	$12,880
Retiree medical and life insurance plans	200	210	220	220	220	1,080

Defined Contribution Plans

We maintain a number of defined contribution plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of our 401(k) plans, we match most employees’ eligible contributions at rates specified in the plan documents. Our contributions were $380 million in 2012, $378 million in 2011, and $379 million in 2010, the majority of which were funded in our common stock. Our defined contribution plans held approximately 48.6 million and 52.1 million shares of our common stock as of December 31, 2012 and 2011.

Note 10 – Stockholders’ Equity

At December 31, 2012, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 323 million shares of common stock issued and outstanding, 321 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in a separate trust. No preferred stock shares were issued and outstanding at December 31, 2012.

During 2012, 2011, and 2010, we repurchased 11.3 million, 31.8 million, and 33.0 million shares of our common stock for $1.0 billion, $2.4 billion, and $2.5 billion. We paid cash totaling $990 million for share repurchases during 2012, of which 0.2 million shares purchased for $18 million were settled and paid for in January 2013. We paid cash totaling $2.5 billion for share repurchases during 2011, which included $63 million for shares we repurchased in December 2010 but were settled and paid for in January 2011. Our share repurchase program provides for the repurchase of our common stock from time-to-time, up to a total authorized amount of $6.5 billion. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. As of December 31, 2012, we had repurchased a total of 54.3 million shares of our common stock under the program for $4.2 billion, and had remaining authorization of $2.3 billion for future share repurchases.

As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess of purchase price over par value of $108 million and $1.8 billion recorded as a reduction of retained earnings in 2012 and 2011.

Note 11 – Stock-Based Compensation

During 2012, 2011, and 2010, we recorded non-cash compensation cost related to stock options and restricted stock units totaling $167 million, $157 million, and $168 million, which is included on our Statements of Earnings in other unallocated costs within cost of sales. The net impact to earnings for the respective years was $108 million, $101 million, and $109 million.

Stock-Based Compensation Plans

We had two stock-based compensation plans in place at December 31, 2012: the Lockheed Martin 2011 Incentive Performance Award Plan (the Award Plan) and the Lockheed Martin Directors Equity Plan (the Directors Plan). Under the Award Plan, we have the right to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock units (RSUs), performance stock units (PSUs), or other stock units. Employees also may receive cash-based incentive awards. We evaluate the types and mix of stock-based incentive awards on an ongoing basis and may vary the mix based on our overall strategy regarding compensation. The Award Plan was approved by our stockholders at our April 28, 2011 annual meeting. Prior to stockholder approval of the Award Plan, equity awards were made to employees under the Amended and Restated 2003 Incentive Performance Award Plan (the Prior Plan). Awards made under the Prior Plan remain outstanding but no new awards may be made under the Prior Plan after April 28, 2011.

Under the Award Plan and the Prior Plan, the exercise price of options to purchase common stock may not be less than the fair market value of our stock on the date of grant. No award of stock options may become fully vested prior to the third anniversary of the grant, and no portion of a stock option grant may become vested in less than one year. The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter or pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control, or layoff. Neither the Award Plan nor the Prior Plan imposes any minimum vesting periods on other types of awards. The maximum term of a stock option or any other award is 10 years.

We generally recognize compensation cost for stock options ratably over the three-year vesting period. For stock options granted prior to 2011 to active employees that are retirement eligible on the date of grant or become retirement eligible during the first year after grant, we recognize compensation expense ratably over a period of one year. For stock options granted prior to 2011 to active employees that become retirement eligible after the one-year anniversary of the grant but prior to the three-year anniversary of the grant, we recognize compensation expense ratably from the date of grant to the date on which the employee becomes retirement eligible. Beginning in 2011, stock option grants do not provide for vesting upon reaching retirement eligibility. We use the Black-Scholes option pricing model to estimate the fair value of stock options.

RSUs granted under both the Award Plan and the Prior Plan are based on the fair market value of our common stock on the date of the award. We recognize the related compensation expense over the three-year vesting period. Employees who are granted RSUs receive the right to receive shares of stock after completion of the vesting period, however, the shares are not issued, and the employees cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest, generally three years from the date of the award. Dividend equivalents are paid in cash during the vesting period for RSUs granted prior to April 2010. Employees who are granted RSUs subsequent to April 2010, receive dividend-equivalent cash payments only upon vesting. For these RSU awards, the grant date fair value of our common stock is reduced to reflect the delay in payment of dividends. Most PSU awards are accounted for in a manner similar to RSUs, and PSU awards vest relative to the achievement of certain performance metrics. In 2013, we granted mostly RSUs as well as PSUs to our employees and did not grant stock options.

Under the Directors Plan, directors receive a portion of their annual compensation in the form of equity-based compensation. Each director may elect to receive his or her equity-based compensation in the form of stock units that track investment returns to changes in value of our common stock with dividends reinvested, options to purchase common stock, or a combination of the two. Under the Directors Plan, options to purchase common stock have an exercise price of 100% of the market value of the underlying stock on the date of grant. Stock options and stock units issued under the Directors Plan vest half on June 30 following the date of grant and half on December 31 following the date of grant, except in certain circumstances. The maximum term of a stock option is 10 years.

Our stockholders have approved the Award Plan, the Prior Plan and the Directors Plan, as well as the number of shares of our common stock authorized for issuance under these plans. At December 31, 2012, inclusive of the shares reserved for outstanding stock options and RSUs, we had 32 million shares reserved for issuance under our stock option and award plans. At December 31, 2012, 6.2 million of the shares reserved for issuance remained available for grant under the plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs have been satisfied.

Summary of 2012 Activity

As of December 31, 2012, we had $186 million of unrecognized compensation cost related to nonvested stock options and RSUs. We expect that cost to be recognized over a weighted average period of 1.6 years. We received cash from the exercise of stock options totaling $440 million, $116 million, and $59 million during 2012, 2011, and 2010. In addition, our income tax liabilities for 2012, 2011, and 2010 were reduced by $96 million, $56 million, and $47 million due to recognized tax benefits on stock-based compensation arrangements.

2012 Activity

Stock Options

Stock options vest over three years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The following table summarizes stock option activity during 2012:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2011	24,559	$78.45
Granted	3,401	82.01
Exercised	(6,743)	65.22
Forfeited/expired	(592)	85.85
Outstanding at December 31, 2012	20,625	83.15	5.7	$248.9
Vested and expected-to-vest at December 31, 2012	20,517	83.16	5.7	247.8
Vested at December 31, 2012	14,873	84.35	4.7	178.4

The following table pertains to stock options that were granted, vested, and exercised in 2012, 2011, and 2010 (in millions, except for weighted average grant-date fair value of stock options granted):

	2012	2011	2010
Weighted average grant-date fair value of stock options granted	$10.57	$13.06	$14.05
Grant-date fair value of all stock options that vested	47	60	71
Intrinsic value of all stock options exercised	162	60	50

We estimate the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which requires us to make certain assumptions. We base the risk-free interest rate on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield is determined based on estimated dividend payments and changes to our stock price during the expected option life. We estimate volatility based on the historical volatility of our daily stock price over the past five years, which is commensurate with the expected life of the options. We base the average expected life on the contractual term of the stock option, historical trends in employee exercise activity, and post-vesting employment termination trends. While not material, we estimate forfeitures at the date of grant based on historical experience.

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine the fair values of stock-based compensation awards during 2012, 2011, and 2010:

	2012	2011	2010
Risk-free interest rate	0.78%	1.97%	2.49%
Dividend yield	5.40%	4.20%	3.40%
Volatility factors	0.283	0.277	0.272
Expected option life	5 years	5 years	5 years

RSUs

The following table summarizes activity related to nonvested RSUs during 2012:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2011	4,302	$78.25
Granted	1,987	81.93
Vested	(1,299)	80.64
Forfeited	(168)	79.03
Nonvested at December 31, 2012	4,822	$79.10

Note 12 – Legal Proceedings, Commitments, and Contingencies

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

Legal Proceedings

We have reached an agreement in principle to settle without a material effect on the Corporation’s financial statements the previously disclosed class action lawsuit filed by the City of Pontiac General Employees’ Retirement System against the Corporation and three of our executives.

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

On September 11, 2006, we and LMIMCo, a subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, seeking to represent a putative class of participants and beneficiaries in two of our 401(k) plans. Plaintiffs have alleged that we or LMIMCo caused our plans to pay certain expenses that were higher than reasonable and breached our fiduciary duties under ERISA by offering certain allegedly imprudent investment options and providing inadequate disclosures to our participants. On March 31, 2009, the Court dismissed a number of plaintiffs’ claims, leaving three claims for trial, specifically plaintiffs’ claims involving the company stock funds, the Stable Value Fund, and overall administrative fees. On September 24, 2012, following plaintiffs’ amended motion for class certification on these remaining claims, the Court denied class certification of the Stable Value Fund claims, granted class certification of the administrative fees claims, and partially granted class certification of the company stock funds claims. The U.S. Court of Appeals for the Seventh Circuit has granted plaintiffs’ petition seeking discretionary review of the class certification of the Stable Value Fund claim. The complaint does not allege a specific calculation of damages, and we reasonably cannot estimate the possible loss, or range of loss, which could be incurred if plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

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

At December 31, 2012 and 2011, the aggregate amount of liabilities recorded relative to environmental matters was $950 million and $932 million, of which $844 million and $814 million is recorded in other noncurrent liabilities on the Balance Sheets at December 31, 2012 and 2011, with the remainder recorded in other current liabilities. We have recorded receivables totaling $821 million and $808 million at December 31, 2012 and 2011, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $730 million and $706 million are recorded in other noncurrent assets on the Balance Sheets at December 31, 2012 and 2011, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately 20 years.

Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation activities, which results in the calculation of a range of estimates for a particular environmental remediation site.

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

We reasonably cannot determine the extent of our financial exposure in all cases at this time. There are a number of former operating facilities that we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. We also are pursuing claims for cost recovery contribution to site cleanup costs against other PRPs, including the U.S. Government.

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

Operating Leases

We rent certain equipment and facilities under operating leases. Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements. Our total rental expense under operating leases was $302 million, $347 million, and $399 million for 2012, 2011, and 2010. Future minimum lease commitments at December 31, 2012 for all operating leases that have a remaining term of more than one year were $859 million ($229 million in 2013, $161 million in 2014, $118 million in 2015, $91 million in 2016, $60 million in 2017, and $200 million in later years).

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.2 billion and $3.9 billion at December 31, 2012 and 2011. The decrease in 2012 primarily was due to scheduled reductions in a letter of credit issued to secure advance payments received under an F-16 contract from an international customer. The letter of credit was reduced as certain events occurred during the period of performance in accordance with the contract terms.

At December 31, 2012 and 2011, third-party guarantees totaled $816 million and $907 million, of which approximately 85% related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through December 31, 2012, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former joint venture partners.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $494 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2012, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing as income ratably over 10 years through 2016. This yearly amortization and our share of ULA‘s net earnings are reported as equity in net earnings (losses) of equity investees in other income, net on our Statements of Earnings. Our investment in ULA totaled $572 million and $574 million at December 31, 2012 and 2011.

Note 13 – Severance and Other Charges

During 2012, we recorded charges related to certain severance actions totaling $48 million, net of state tax benefits, of which $25 million related to our Aeronautics business segment and $23 million related to the reorganization of our former Electronic Systems business segment (Note 3). These charges reduced our net earnings by $31 million ($.09 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. The severance actions at our Aeronautics business segment resulted from cost reduction initiatives, including the consolidation of selected program support activities among certain Aeronautics locations. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, the majority of which are expected to be paid through the first half of 2013.

During 2011, we recorded severance charges related to various severance actions totaling $136 million, net of state tax benefits, of which $49 million, $48 million, and $39 million related to our Aeronautics business segment, Space Systems business segment, and our IS&GS business segment and Corporate Headquarters. These charges reduced our net earnings by $88 million ($.26 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. These severance actions resulted from a strategic review of these businesses and our Corporate Headquarters to better align our organization and cost structure with changing economic conditions. The workforce reductions at the business segments also reflect changes in program lifecycles, where several of our major programs are either transitioning out of development and into production or are ending. Upon separation, terminated employees received lump-sum severance payments based on years of service. During 2011, we made approximately half of the severance payments associated with these 2011 severance actions, and paid the remaining amounts in 2012.

During 2010, we recorded a charge of $178 million, net of state tax benefits, related to the VESP. The charge, which included lump-sum special payments for qualifying executives, reduced our net earnings by $116 million ($.31 per share). The amounts of the VESP attributable to our business segments were $25 million at Aeronautics, $42 million at IS&GS, $17 million at MFC, $21 million at MST, and $41 million at Space Systems. The remaining $32 million was attributable to our Corporate Headquarters. Upon separation, lump-sum special payments were made.

In 2010, our MST business segment decided to consolidate certain of its operations, including the closure of a facility in Eagan, Minnesota. Accordingly, we recorded a charge to cost of sales of $42 million, net of state tax benefits, which reduced our net earnings by $27 million ($.07 per share). The majority of the charge was associated with the accrual of severance payments to employees, with the remainder associated with impairment of assets.

Note 14 – Acquisitions and Divestitures

Acquisitions

We used $304 million in 2012 for acquisition activities including the acquisitions of Chandler/May and CDL both in the fourth quarter of 2012, and Procerus in the first quarter of 2012, and each has been included within our MST business segment. These companies specialize in the design, development, manufacturing, and support of advanced unmanned systems. We used $649 million in 2011 for acquisition activities including the acquisitions of QTC, which provides outsourced medical evaluation services to the U.S. Government, and Sim-Industries, a commercial aviation simulation company, both in the fourth quarter of 2011. QTC has been included within our IS&GS business segment, and Sim-Industries has been included within our MST business segment. Acquisition activities in 2010 were not material.

We have accounted for the acquisitions of businesses under the acquisition method, which required us to measure all of the assets acquired and liabilities assumed at their acquisition-date fair values. Purchase allocations related to the 2012 and 2011 acquisitions above resulted in recording goodwill aggregating $197 million and $547 million, including $69 million and $113 million that will be amortized for tax purposes. Additionally, purchase allocations related to the 2011 acquisitions above resulted in recording $133 million of other intangible assets, primarily relating to the value of customer relationships and trade names we acquired.

Divestitures

Amounts related to discontinued operations in 2012 were not significant and, accordingly, were included in operating profit. Discontinued operations for 2011 include the operating results and other adjustments of Savi Technology, Inc. (Savi), a logistics business that was in our former Electronic Systems business segment sold in the third quarter of 2012, and Pacific Architects and Engineers, Inc. (PAE), a business formerly within our IS&GS business segment sold in the second quarter of 2011. Discontinued operations for 2010 include the operating results of Savi, PAE, and EIG, a business formerly within our IS&GS business segment, through the date of its sale in the fourth quarter of 2010.

As a result of our decisions to sell Savi and PAE, we recorded deferred tax assets to reflect the tax benefit that we expected to realize on the sale of those businesses because our tax bases were higher than our book bases. Accordingly, we recorded a $66 million deferred tax asset in 2011 related to Savi and a $182 million deferred tax asset in 2010 related to PAE. These amounts are included in “Other adjustments” in the table below, which also includes charges associated with Savi and PAE that were incurred in 2011 and a $109 million impairment charge related to PAE in 2010. The impairment charge, which was determined using a Level 3 valuation that was based on inputs and analysis used to estimate the expected net proceeds from the sale transaction, reduced the carrying value of PAE to equal the expected net proceeds from the transaction.

We sold EIG for $815 million and recognized a gain, net of tax, of $184 million ($.50 per share) in 2010, which is included in discontinued operations. We received net proceeds of $798 million related to the sale, which are included in investing activities on our 2010 Statement of Cash Flows. We made a $260 million tax payment related to the sale which is included in operating activities on our 2010 Statement of Cash Flows.

In the following table, we have combined the results of operations of Savi, PAE, and EIG, as the amounts for the individual businesses were not material. Summary financial information related to discontinued operations is as follows (in millions):

	2011	2010
Net sales	$193	$1,177
(Loss) earnings before income taxes	(40)	17

(Loss) earnings after income taxes	(28)	7
Gain on sale of EIG, after income taxes	—	184
Other adjustments	16	73
Net (loss) earnings from discontinued operations	$(12)	$264

The assets and liabilities of Savi have not been classified as held for sale on our 2011 Balance Sheet as the amounts are not material.

Note 15 – Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2012			December 31, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$75	$75	$—	$91	$91	$—
Mutual funds	418	418	—	380	380	—
U.S. Government securities	213	—	213	211	—	211
Other securities	141	—	141	102	—	102
Derivative assets	39	—	39	43	—	43
Liabilities
Derivative liabilities	25	—	25	26	—	26

Substantially all assets measured at fair value, other than derivatives, represent investments held in a separate trust to fund certain of our non-qualified deferred compensation plans. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during 2012.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying values for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $8.2 billion and $7.8 billion at December 31, 2012 and 2011, and the outstanding principal amount was $7.2 billion and $7.0 billion at December 31, 2012 and 2011, excluding unamortized discounts of $892 million and $506 million. The estimated fair value was determined based on quoted prices for similar instruments in active markets (Level 2).

Note 16 – Summary of Quarterly Information (Unaudited)

A summary of quarterly information is as follows (in millions, except per share data):

	2012 Quarters
	First (a)	Second (a)	Third (a)	Fourth
Net sales	$11,293	$11,921	$11,869	$12,099
Operating profit	1,044	1,192	1,137	1,061
Net earnings ( b)	668	781	727	569
Basic earnings per share	2.06	2.41	2.25	1.76
Diluted earnings per share (c)	2.03	2.38	2.21	1.73

	2011 Quarters
	First (a)	Second (a)	Third (a)	Fourth (a)
Net sales	$10,626	$11,543	$12,119	$12,211
Operating profit	880	999	1,035	1,106
Net earnings from continuing operations (d)	556	748	665	698
Net (loss) earnings from discontinued operations (e)	(26)	(6)	35	(15)
Net earnings	530	742	700	683
Basic earnings per share ( c)	1.52	2.16	2.12	2.12
Diluted earnings per share (c)	1.50	2.14	2.10	2.09

(a)

Operating profit varies from the amounts previously reported on Forms 10-Q as a result of the reclassification of net gains from securities held in a separate trust from other non-operating income (expense), net to cost of sales in the fourth quarter of 2012 (Note 1).

(b)

The fourth quarter of 2012 included a reduction in the income tax benefit of the U.S. manufacturing deduction primarily caused by $2.5 billion of discretionary pension contributions in the fourth quarter of 2012, which increased income tax expense by $59 million ($.18 per share).

(c)

The sum of the quarterly earnings per share amounts do not equal the earnings per share amount included on our Statements of Earnings, primarily due to the timing of our share repurchases during 2012 and 2011.

(d)

The second quarter of 2011 included a reduction in income tax expense of $89 million due to the resolution of certain tax matters (Note 7), and the second quarter and third quarter of 2011 included charges of $97 million ($63 million after tax) and $39 million ($25 million after tax) related to certain severance actions (Note 13).

(e)	The third quarter of 2011 included a tax benefit of $66 million related to Savi which was recorded when the decision was made to dispose of the business (Note 14).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2012.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.

(c) Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Lockheed Martin Corporation and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2013

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

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2013 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors — Committees” and “Committees of the Board of Directors — Audit Committee Report” in the 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2013 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the 2013 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans that authorize the issuance of shares of Lockheed Martin common stock to employees and directors. The information is provided as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1) (2)	25,944,276	$83.15	6,150,121
Equity compensation plans not approved by security holders (3)	1,512,786	—	2,520,926
Total (1) (2) (3)	27,457,062	$83.15	8,671,047

(1)

Column (a) includes, as of December 31, 2012, 5,319,047 shares that have been granted as Restricted Stock Units (RSUs) and 20,537,942 shares granted as options under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (IPA Plan) or predecessor plans and 87,287 stock units payable in shares of stock that have been granted under the Directors Equity Plan or predecessor plans for members (or former members) of the Board of Directors. Column (c) includes, as of December 31, 2012, 5,591,758 shares available for future issuance under the IPA Plan as options, stock appreciation rights (SARs), Restricted Stock Awards (RSAs), or RSUs (including Performance Stock Units (PSUs)) and 558,363 shares available for future issuance under the Lockheed Martin Corporation 2009 Directors Equity Plan (Directors Equity Plan) as stock options and stock units. Of the 5,591,758 shares available for grant under the IPA Plan on December 31, 2012, 1,328,337 and 687,738 shares are issuable pursuant to grants on January 28, 2013, of RSUs and PSUs (assuming the maximum number of PSUs are earned and payable at the end of the three-year performance period), respectively.

(2)

At December 31, 2012, a total of 1,461 shares of Lockheed Martin common stock were issuable upon the exercise of the options assumed by the Corporation in connection with the COMSAT Corporation acquisition. The weighted average exercise price of those outstanding options was $30.88 per share.

(3)

The shares represent Management Incentive Compensation Plan (MICP) bonuses and Long-Term Incentive Performance (LTIP) payments earned and voluntarily deferred by employees. The deferred amounts are payable to them under the Deferred Management Incentive Compensation Plan (DMICP). Deferred amounts are credited as phantom stock units at the closing price of our stock on the date the deferral is effective. Amounts equal to our dividend are credited as stock units at the time we pay a dividend. Following termination of employment, a number of shares of stock equal to the number of stock units credited to the employee’s DMICP account are distributed to the employee. There is no discount or value transfer on the stock distributed. Distributions may be made from newly issued shares or shares purchased on the open market. Historically, all distributions have come from shares held in a separate trust and, therefore, do not further dilute our common shares outstanding. As a result, the phantom stock units also were not considered in calculating the total weighted average exercise price in the table.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is included under the caption “Proposal 2 — Ratification of Appointment of Independent Auditors” in the 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) List of financial statements filed as part of this Form 10-K.

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to the above-referenced financial statements and their report on internal control over financial reporting appear on pages 54 and 89 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

(2) List of financial statement schedules filed as part of this Form 10-K.

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

(3) Exhibits.

3.1	Charter of Lockheed Martin Corporation, as amended by Articles of Amendment dated April 23, 2009 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

3.2	Bylaws of Lockheed Martin Corporation, as amended effective January 24, 2013 (incorporated by reference to Exhibit 3.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2013).

4.1	Indenture, dated May 16, 1996, among Lockheed Martin Corporation, Lockheed Martin Tactical Systems, Inc. and First Trust of Illinois, National Association as Trustee (incorporated by reference to Exhibit 4.A to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 1996).

4.2	Indenture, dated as of August 30, 2006, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2006).

4.3	Indenture, dated as of March 11, 2008, between Lockheed Martin Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2008).

4.4	Indenture, dated as of May 25, 2010, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2010).

4.5	Indenture, dated as of September 6, 2011, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 7, 2011).

4.6	Indenture, dated as of December 14, 2012, between Lockheed Martin Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on December 17, 2012).

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

10.1	Lockheed Martin Corporation Directors Deferred Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	Lockheed Martin Corporation Directors Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3	Resolutions relating to Lockheed Martin Corporation Financial Counseling Program and personal liability and accidental death and dismemberment benefits for officers and company presidents, (incorporated by reference to Exhibit 10(g) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.4	Martin Marietta Corporation Postretirement Death Benefit Plan for Senior Executives, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995), and as further amended September 26, 1996 (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.5	Martin Marietta Corporation Amended Omnibus Securities Award Plan, as amended (incorporated by reference to Exhibit 10.13 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No. 033-57645) filed with the SEC on February 9, 1995).

10.6	Martin Marietta Corporation Directors’ Life Insurance Program (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Registration Statement on Form S-4 (File No.# 033-57645) filed with the SEC on February 9, 1995).

10.7	Lockheed Martin Supplementary Pension Plan for Employees of Transferred GE Operations, as amended (incorporated by reference to Exhibit 10.7 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.8	Supplemental Retirement Benefit Plan for Certain Transferred Employees of Lockheed Martin Corporation, as amended (incorporated by reference to Exhibit 10.8 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.9	Lockheed Martin Corporation Supplemental Savings Plan, as amended.

10.10	Amendment to Terms of Outstanding Stock Option Relating to Exercise Period for Employees of Divested Business (incorporated by reference to Exhibit 10 (dd) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Lockheed Martin Corporation Postretirement Death Benefit Plan for Elected Officers, as amended (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.12	Deferred Performance Payment Plan of Lockheed Martin Corporation Space & Strategic Missiles Sector (incorporated by reference to Exhibit 10 (ooo) to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Lockheed Martin Corporation Directors Equity Plan, as amended (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2006).

10.14	Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended.

10.15	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan (Performance Based), as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2013).

10.16	Deferred Management Incentive Compensation Plan of Lockheed Corporation and its, subsidiaries (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.17	Lockheed Martin Corporation Amended and Restated 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.17 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	Five-Year Credit Agreement, dated as of August 26, 2011, among Lockheed Martin Corporation and the banks listed therein (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.19	Lockheed Martin Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10.20 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.20	Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.21	Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended.

10.22	Lockheed Martin Corporation Severance Benefit Plan For Certain Management Employees, as amended.

10.23	Lockheed Martin Corporation 2009 Directors Equity Plan (incorporated by reference to Appendix E to Lockheed Martin Corporation’s Definitive Proxy Statement on schedule 14A filed with the SEC on March 14, 2008).

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.34 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.25	Lockheed Martin Corporation Special Termination Plan for Certain Management Employees (incorporated by reference to Exhibit 10 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010).

10.26	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.3 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.27	Form of Restricted Stock Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.4 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28	Form of Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2006-2008 performance periods) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.4 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 2, 2006).

10.29	Form of the Lockheed Martin Corporation Long-Term Incentive Performance Award Agreement (2007-2009 Performance Period) under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.30 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.30	Forms of Long-Term Incentive Performance Award Agreements (2008-2010 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.31	Forms of Long-Term Incentive Performance Award Agreements (2009-2011 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.32 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.32	Forms of Long-Term Incentive Performance Award Agreements (2010-2012 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.33 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.33	Form of Stock Option Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.2 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

10.34	Form of Restricted Stock Unit Award Agreement under the Lockheed Martin Corporation 2003 Incentive Performance Award Plan (incorporated by reference to Exhibit 99.3 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

10.35	LTIP award agreement forms as approved on February 24, 2011 (incorporated by reference to Exhibit 99.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 25, 2011).

10.36	Amendment to Stock Option Award Agreement (Grant Date: January 31, 2011) (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011).

10.37	Post-Retirement Consulting Agreement (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011).

10.38	Form of Restricted Stock Unit Award Agreement, Form of Performance Stock Unit Award Agreement (2013-2015 performance period), and Form of Long-Term Incentive Performance Award Agreement (2013-2015 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibits 10.3, 10.4 and 10.5, respectively, to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2013).

10.39	Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2013).

10.40	Forms of Long-Term Incentive Performance Award Agreements (2012-2014 performance period), Forms of Stock Option Award Agreements and Forms of Restricted Stock Unit Award Agreements under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibit 10.39 of Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.41	Retirement Transition Agreement and Consulting Agreement with Ralph D. Heath, dated January 26, 2012 (incorporated by reference to Exhibit 10.40 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.42	Separation Letter Agreement, dated as of November 9, 2012, between Christopher E. Kubasik and the Corporation (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2012).

10.43	Transition Agreement between Lockheed Martin Corporation and Robert J. Stevens (incorporated by reference to Exhibit 99.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on November 27, 2012).

10.44	Retirement Transition Agreement between Lockheed Martin Corporation and Ms. Joanne M. Maguire, dated February 7, 2013, and executed by Ms. Maguire on February 8, 2013 (incorporated by reference to Exhibit 10.1 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 2013).

10.45	Retirement Transition Agreement between Lockheed Martin Corporation and Ms. Linda R. Gooden, dated February 7, 2013, and executed by Ms. Gooden on February 8, 2013 (incorporated by reference to Exhibit 10.2 of Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 2013).

12	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of Marillyn A. Hewson.

31.2	Rule 13a-14(a) Certification of Bruce L. Tanner.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Marillyn A. Hewson and Bruce L. Tanner.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.1 through 10.17 and 10.21 through 10.45 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LOCKHEED MARTIN CORPORATION

Date: February 28, 2013	/s/ Christopher J. Gregoire

Christopher J. Gregoire Vice President and Controller (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Marillyn A. Hewson Marillyn A. Hewson	Chief Executive Officer, President, and Director	February 28, 2013
/s/ Bruce L. Tanner Bruce L. Tanner	Executive Vice President and Chief Financial Officer	February 28, 2013
/s/ Christopher J. Gregoire Christopher J. Gregoire	Vice President, Controller (Chief Accounting Officer)	February 28, 2013
/s/ Robert J. Stevens* Robert J. Stevens	Director	February 28, 2013
/s/ Nolan D. Archibald* Nolan D. Archibald	Director	February 28, 2013
/s/ Rosalind G. Brewer* Rosalind G. Brewer	Director	February 28, 2013
/s/ David B. Burritt* David B. Burritt	Director	February 28, 2013
/s/ James O. Ellis Jr.* James O. Ellis Jr.*	Director	February 28, 2013
/s/ Thomas J. Falk* Thomas J. Falk	Director	February 28, 2013
/s/ Gwendolyn S. King* Gwendolyn S. King	Director	February 28, 2013
/s/ James M. Loy* James M. Loy	Director	February 28, 2013
/s/ Douglas H. McCorkindale* Douglas H. McCorkindale	Director	February 28, 2013
/s/ Joseph W. Ralston* Joseph W. Ralston	Director	February 28, 2013
/s/ Anne Stevens* Anne Stevens	Director	February 28, 2013

*By:	/s/ Maryanne R. Lavan	February 28, 2013

(Maryanne R. Lavan, Attorney-in-fact**)

** By authority of Powers of Attorney filed with this Annual Report on Form 10-K.