Form 10-Q
period 2013-03-31
LOCKHEED MARTIN CORP
filed 2013-04-25
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There were 320,405,322 shares of our common stock, $1 par value per share, outstanding as of March 31, 2013.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended
	March 31, 2013	March 25, 2012
Net sales
Products	$8,706	$9,148
Services	2,364	2,145
Total net sales	11,070	11,293

Cost of sales
Products	(7,671)	(8,080)
Services	(2,134)	(1,917)
Severance charges	(30)	—
Other unallocated costs	(194)	(287)
Total cost of sales	(10,029)	(10,284)

Gross profit	1,041	1,009
Other income, net	78	35
Operating profit	1,119	1,044

Interest expense	(92)	(96)
Other non-operating (expense) income, net	(2)	3

Earnings before income taxes	1,025	951
Income tax expense	(264)	(283)

Net earnings	$761	$668

Earnings per common share
Basic	$2.37	$2.06
Diluted	2.33	2.03

Cash dividends paid per common share	$1.15	$1.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended
	March 31, 2013	March 25, 2012
Net earnings	$ 761	$ 668
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	254	203
Other, net	(43)	24
Other comprehensive income, net of tax	211	227
Comprehensive income	$ 972	$ 895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$ 3,065	$ 1,898
Receivables, net	6,968	6,563
Inventories, net	2,895	2,937
Deferred income taxes	1,261	1,269
Other current assets	683	1,188
Total current assets	14,872	13,855

Property, plant, and equipment, net	4,617	4,675
Goodwill	10,356	10,370
Deferred income taxes	4,750	4,809
Other noncurrent assets	4,985	4,948
Total assets	$ 39,580	$ 38,657

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 2,123	$ 2,038
Customer advances and amounts in excess of costs incurred	6,406	6,503
Salaries, benefits, and payroll taxes	1,710	1,649
Current portion of long-term debt	150	150
Other current liabilities	2,236	1,815
Total current liabilities	12,625	12,155

Accrued pension liabilities	15,397	15,278
Other postretirement benefit liabilities	1,220	1,220
Long-term debt, net	6,154	6,158
Other noncurrent liabilities	3,880	3,807
Total liabilities	39,276	38,618

Stockholders’ equity
Common stock, $1 par value per share	318	321
Additional paid-in capital	—	—
Retained earnings	13,268	13,211
Accumulated other comprehensive loss	(13,282)	(13,493)
Total stockholders’ equity	304	39
Total liabilities and stockholders’ equity	$ 39,580	$ 38,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Quarters Ended
	March 31, 2013	March 25, 2012
Operating activities
Net earnings	$ 761	$ 668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	232	231
Stock-based compensation	53	41
Severance charges	30	—
Changes in operating assets and liabilities:
Receivables, net	(384)	(654)
Inventories, net	43	104
Accounts payable	83	116
Customer advances and amounts in excess of costs incurred	(98)	(251)
Postretirement benefit plans	493	(8)
Income taxes	862	111
Other, net	10	100
Net cash provided by operating activities	2,085	458
Investing activities
Capital expenditures	(106)	(131)
Other, net	(50)	(18)
Net cash used for investing activities	(156)	(149)
Financing activities
Repurchases of common stock	(461)	(242)
Proceeds from stock option exercises	55	159
Dividends paid	(371)	(327)
Other, net	15	37
Net cash used for financing activities	(762)	(373)
Net change in cash and cash equivalents	1,167	(64)
Cash and cash equivalents at beginning of period	1,898	3,582
Cash and cash equivalents at end of period	$ 3,065	$ 3,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Comprehen- sive Loss	Total Stock- holders’ Equity
Balance at December 31, 2011	$ 321	$ —	$ 11,937	$ (11,257)	$ 1,001
Net earnings	—	—	668	—	668
Other comprehensive income, net of tax	—	—	—	227	227
Repurchases of common stock	(3)	(239)	—	—	(242)
Dividends declared	—	—	(328)	—	(328)
Stock-based awards and ESOP activity	4	243	—	—	247
Balance at March 25, 2012	$ 322	$ 4	$ 12,277	$ (11,030)	$ 1,573

Balance at December 31, 2012	$ 321	$ —	$ 13,211	$ (13,493)	$ 39
Net earnings	—	—	761	—	761
Other comprehensive income, net of tax	—	—	—	211	211
Repurchases of common stock	(5)	(139)	(333)	—	(477)
Dividends declared	—	—	(371)	—	(371)
Stock-based awards and ESOP activity	2	139	—	—	141
Balance at March 31, 2013	$ 318	$ —	$ 13,268	$ (13,282)	$ 304

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. We followed the accounting policies used and disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) filed with the SEC.

In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition, and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, income taxes including deferred tax assets, fair value measurements, and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. We have reclassified certain amounts in the prior period to conform to the current year presentation.

We close our books and records on the last Sunday of the calendar quarter to align our financial closing with our business processes, which was on March 31 for the first quarter of 2013 and March 25 for the first quarter of 2012. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Form 10-K.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Weighted average common shares outstanding for basic computations	321.7	324.1
Weighted average dilutive effect of equity awards	4.6	4.5
Weighted average common shares outstanding for diluted computations	326.3	328.6

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed exercise of outstanding stock options and vesting of outstanding restricted stock units based on the treasury stock method.

The computation of diluted earnings per common share excluded 6.4 million and 9.6 million stock options for the quarters ended March 31, 2013 and March 25, 2012 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock during the respective periods.

NOTE 3 – BUSINESS SEGMENT INFORMATION

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control, Mission Systems and Training, and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, contract progress reports) with our third-party contracts; primarily with the U.S. Government.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Severance Activities”); gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expenses, net” between operating profit from our business segments and our consolidated operating profit.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Net sales
Aeronautics	$3,186	$3,706
Information Systems & Global Solutions	2,106	2,090
Missiles and Fire Control	1,988	1,766
Mission Systems and Training	1,830	1,838
Space Systems	1,960	1,893
Total net sales	$11,070	$11,293

Operating profit
Aeronautics	$379	$385
Information Systems & Global Solutions	189	188
Missiles and Fire Control	344	371
Mission Systems and Training	201	157
Space Systems	230	239
Total business segment operating profit	1,343	1,340
Unallocated expenses, net
Severance charges (a)	(30)	—
Other unallocated expenses, net	(194)	(296)
Total consolidated operating profit	$1,119	$1,044

Intersegment sales
Aeronautics	$50	$39
Information Systems & Global Solutions	190	208
Missiles and Fire Control	53	82
Mission Systems and Training	227	219
Space Systems	23	26
Total intersegment sales	$543	$574

(a)

Severance charges for 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not significant are included in business segment operating profit.

Total assets for each of our business segments were as follows (in millions):

	March 31, 2013	December 31, 2012
Assets
Aeronautics	$6,203	$6,525
Information Systems & Global Solutions	6,013	5,664
Missiles and Fire Control	4,394	4,186
Mission Systems and Training	6,710	6,589
Space Systems	3,414	3,478
Total business segment assets	26,734	26,442
Corporate assets (a)	12,846	12,215
Total assets	$39,580	$38,657

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, stealth fighter. Net sales for the F-35 program represented approximately 15% and 14% of our total consolidated net sales for the quarters ended March 31, 2013 and March 25, 2012.

NOTE 4 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Work-in-process, primarily related to long-term contracts and programs in progress	$7,188	$7,000
Less: customer advances and progress payments	(5,124)	(4,932)
	2,064	2,068
Other inventories	831	869
Total inventories, net	$2,895	$2,937

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The components of our pretax net periodic benefit costs for our significant qualified defined benefit and retiree medical and life insurance plans were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Qualified defined benefit pension plans
Service cost	$286	$264
Interest cost	450	471
Expected return on plan assets	(622	(547)
Recognized net actuarial losses	353	279
Amortization of prior service cost	20	18
Total net periodic benefit cost	$487	$485
Retiree medical and life insurance plans
Service cost	$7	$7
Interest cost	29	33
Expected return on plan assets	(36)	(33)
Recognized net actuarial losses	11	8
Amortization of prior service credit	(5)	(3)
Total net periodic benefit cost	$6	$12

The recognized net actuarial losses and the amortization of prior service cost (credit) in the table above, as well as similar costs related to our other postretirement benefit plans, reflect costs that were recorded as a component of net periodic benefit cost for the period. These costs totaled $254 million (net of $139 million of tax expense) for the quarter ended March 31, 2013, and $203 million (net of $111 million of tax expense) for the quarter ended March 25, 2012, which are recorded on our Statements of Comprehensive Income as an increase to comprehensive income for all periods presented.

We determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006. We anticipate making total contributions of $1.5 billion related to our qualified defined benefit pension plans in 2013. We do not expect to make any contributions to our retiree medical and life insurance plans in 2013. There were no contributions to either our qualified defined benefit pension plans or our retiree medical and life insurance plans during the quarter ended March 31, 2013.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Although we cannot predict the outcome of legal proceedings with certainty, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made for contingencies where there is at least a reasonable possibility that a loss may have been incurred. We have a thorough process to determine an estimate of the reasonably possible loss or range of loss before we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.

Legal Proceedings

We previously disclosed an agreement in principle to settle, without material effect on the Corporation’s consolidated financial statements, the class action lawsuit filed by the City of Pontiac General Employees’ Retirement System. On March 27, 2013, the U.S. District Court for the Southern District of New York granted preliminary approval of the settlement. The final hearing on the settlement is currently scheduled for June 3, 2013.

We previously disclosed that, on September 11, 2006, we and Lockheed Martin Investment Management Company, our wholly-owned subsidiary, were named as defendants in a lawsuit filed in the U.S. District Court for the Southern District of Illinois, alleging putative classes of participants and beneficiaries in two of our 401(k) plans, as well as subsequent developments in that lawsuit. As a consequence of the Court’s dismissal of a number of plaintiffs’ claims and related decisions by the Court on class certification with respect to the remaining claims, we believe that the proceedings are no longer material and accordingly do not anticipate reporting on them in future periods.

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract, and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the qui tam provisions of the Civil False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DOJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing, and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages. On April 16, 2013, the parties attended a settlement conference ordered by the magistrate judge. The conference focused on the parties’ sharply differing views of the merits of the case and did not significantly contribute to our understanding of the damages sought. Accordingly, we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

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

At March 31, 2013 and December 31, 2012, the aggregate amount of liabilities recorded relative to environmental matters was $986 million and $950 million, of which $883 million and $844 million is recorded in other noncurrent liabilities on our Balance Sheets at March 31, 2013 and December 31, 2012, with the remainder recorded in other current liabilities. We have recorded receivables totaling $853 million and $821 million at March 31, 2013 and December 31, 2012, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $762 million and $730 million are recorded in other noncurrent assets on our Balance Sheets at March 31, 2013 and December 31, 2012, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately 20 years.

Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of uncertainties with respect to assessing the extent of the contamination as well as such factors as changing remediation technologies and continually evolving regulatory environmental standards. There are a number of former operating facilities that we are monitoring or investigating for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews, we consider these and other factors in estimating the timing and amount of any future costs that may be required for remediation activities and record a liability when it is probable that a loss has occurred and the loss can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

We reasonably cannot determine the extent of our financial exposure in all cases as, although a loss may be probable or reasonably possible, in some cases it is not possible at this time to estimate the loss or reasonably possible loss or range of loss. We also are pursuing claims for recovery of costs incurred or contribution to site cleanup costs against other PRPs, including the U.S. Government.

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

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.4 billion and $2.2 billion at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, third-party guarantees totaled $817 million and $816 million, of which approximately 85% related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through March 31, 2013, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former joint venture partners.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $527 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. We currently believe that ULA will have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 31, 2013, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 31, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2

Assets
Equity securities	$75	$75	$ —	$75	$75	$—
Mutual funds	435	435	—	418	418	—
U.S. Government securities	238	—	238	213	—	213
Other securities	141	—	141	141	—	141
Derivatives	39	—	39	39	—	39
Liabilities
Derivatives	21	—	21	25	—	25

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the quarter ended March 31, 2013.

We use derivative instruments principally to reduce our exposure to market risks from changes in foreign exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.

The aggregate notional amount of our outstanding foreign currency hedges at March 31, 2013 and December 31, 2012 was $1.2 billion and $1.3 billion. The aggregate notional amount of our outstanding interest rate swaps at March 31, 2013 and December 31, 2012 was $968 million and $503 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 31, 2013 and March 25, 2012. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying values for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $7.9 billion and $8.2 billion at March 31, 2013 and December 31, 2012, and the outstanding principal amount was $7.2 billion at both March 31, 2013 and December 31, 2012, excluding unamortized discounts of $890 million and $892 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 8 – OTHER

Changes in Estimates

Accounting for contracts under the percentage-of-completion method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total sales and cost at completion is complicated and subject to many variables.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and costs aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In any particular period, due to the nature of inception-to-date adjustments and other changes in estimates that can occur, such as the resolution of contractual matters, reserves for disputes, asset impairments, and insurance recoveries, among others, the comparability of our sales, segment operating profit, and segment operating margins may be affected. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $470 million and $485 million for the quarters ended March 31, 2013 and March 25, 2012. These adjustments increased net earnings by approximately $305 million ($.93 per share) and $315 million ($.96 per share) for the quarters ended March 31, 2013 and March 25, 2012.

Stockholders’ Equity

Share Repurchases

Pursuant to a share repurchase program (the Program) approved by our Board of Directors, we are authorized to repurchase up to $6.5 billion of our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. During the quarter ended March 31, 2013, we paid $461 million to repurchase 5.1 million shares of our common stock. We reduced stockholders’ equity by $477 million, which represents the 5.3 million shares of common stock repurchases we committed to during the quarter ended March 31, 2013, a portion of which will settle in cash in the second quarter of 2013. As of March 31, 2013, we had repurchased a total of 59.6 million shares of our common stock under the Program for $4.7 billion, and had remaining authorization of $1.8 billion for future share repurchases. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Restricted Stock Unit and Performance Stock Unit Grants

In January 2013, we granted certain employees 1.4 million restricted stock units (RSUs) with a grant-date fair value of $89.24 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the date of grant less a discount to reflect the delay in payment of cash dividend-equivalents that are made only upon vesting. Substantially all of these RSUs vest at the end of three years from the date of grant. We recognize the grant-date fair value of these RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In January 2013, we also granted certain employees 0.3 million performance stock units (PSUs), which vest at the end of three years from the date of grant based on continuous service and whether we achieve certain financial and performance targets measured over the period from January 1, 2013 through December 31, 2015. About half of these awards were valued at $89.24 per PSU in a manner similar to the RSUs discussed above as the financial targets are based on our operations. We recognize the grant-date fair value of these PSUs, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date and, therefore, the associated compensation expense recognized could vary from period to period. The remaining PSUs were valued at $61.13 per PSU using a Monte Carlo model as the performance target is related to total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period regardless as to whether or not the performance target is achieved.

Dividends

During the quarters ended March 31, 2013 and March 25, 2012, we declared cash dividends totaling $371 million ($1.15 per share) and $328 million ($1.00 per share).

Accumulated Other Comprehensive Loss

Changes in the balance of accumulated other comprehensive loss (AOCL), net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2011	$(11,186)	$(71)	$(11,257)
Other comprehensive income before reclassifications	—	23	23
Amounts reclassified from AOCL
Net actuarial losses (a)	193	—	193
Prior service cost (a)	10	—	10
Other	—	1	1
Total reclassified from AOCL	203	1	204
Total other comprehensive income	203	24	227
Balance at March 25, 2012	$(10,983)	$(47)	$(11,030)

Balance at December 31, 2012	$(13,532)	$39	$(13,493)
Other comprehensive loss before reclassifications	—	(40)	(40)
Amounts reclassified from AOCL
Net actuarial losses (a)	244	—	244
Prior service cost (a)	10	—	10
Other	—	(3)	(3)
Total reclassified from AOCL	254	(3)	251
Total other comprehensive income (loss)	254	(43)	211
Balance at March 31, 2013	$(13,278)	$(4)	$(13,282)

(a)	Amounts related to our postretirement benefit plans that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented (Note 5).

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Income Taxes

Our effective income tax rates were 25.8% for the quarter ended March 31, 2013 and 29.8% for the quarter ended March 25, 2012. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature and tax deductions for U.S. manufacturing activities.

The effective tax rate for the quarter ended March 31, 2013 also benefited from the impact of the U.S. research and development (R&D) tax credit. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstated the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. During the quarter ended March 31, 2013, we recognized tax benefits of $46 million ($.14 per share) related to the R&D tax credit. As the effects of tax law changes are recognized in the period in which new legislation is enacted, $37 million was attributable to 2012 with the remainder attributable to the quarter ended March 31, 2013.

We received net federal and foreign income tax refunds of approximately $540 million during the quarter ended March 31, 2013, which included a refund of $550 million from the Internal Revenue Service primarily attributable to our tax-deductible pension contribution and debt exchange transaction during the fourth quarter of 2012. We made net federal and foreign income tax payments of $150 million during the quarter ended March 25, 2012.

Severance Activities

During the quarter ended March 31, 2013, we recorded severance charges totaling $30 million, net of state tax benefits, related to our IS&GS business segment, which reduced our net earnings by $19 million ($.06 per share). These severance actions resulted from a strategic review of this business segment to better align our cost structure with changing economic conditions and also reflect changes in program lifecycles. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, which are expected to be paid in 2013.

During the quarter ended March 31, 2013, we made approximately half of the severance payments associated with severance actions initiated in 2012, the remainder of which are expected to be paid in the second quarter of 2013. The 2012 actions, for which we recorded charges in the third and fourth quarters of 2012 totaling $48 million, related to the elimination of certain positions at our Aeronautics business segment and our former Electronic Systems business segment.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of March 31, 2013, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the quarters ended March 31, 2013 and March 25, 2012. These financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2013. In our opinion, the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia
April 24, 2013

Lockheed Martin Corporation

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS OVERVIEW

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration, and sustainment of advanced technology systems and products. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2012, 82% of our $47.2 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales contracted through the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

INDUSTRY CONSIDERATIONS

The Budget Control Act of 2011 and Sequestration

The U.S. Government continues to focus on discretionary spending, entitlements, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. The Administration and Congress are attempting to balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment imposed by the Budget Control Act of 2011 (Budget Act), which reduced defense spending by a minimum of $487 billion over a ten-year period that began in government fiscal year (GFY) 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30). In light of the Budget Act and deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for a number of years.

The additional sequestration cuts required by the Budget Act, if left unmodified, will approximately double the amount of the ten-year $487 billion reduction in defense spending that began in GFY 2012, including the budget for Overseas Contingencies Operations and any unobligated balances from prior years, and may have significant consequences to our business and industry. Non-DoD agencies also have significantly reduced budgets. There will be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that will severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. Consequently, we expect that sequestration, or other future budgetary cuts in lieu of the further implementation of sequestration, will have a material negative effect on the Corporation.

Sequestration reduces the total GFY 2013 base defense budget by approximately 8% and the non-defense discretionary funding by 5%. However, as sequestration went into effect on March 1, 2013, government agencies had already expended funds for the first five months of GFY 2013. Therefore, in order to achieve the across-the-board cuts imposed by sequestration over the seven months rather than twelve, the effective percentage reductions to available financial resources will be significantly higher than the above percentages. Although there is some flexibility in the application of the sequester to the DoD operation and maintenance accounts, for the investment accounts the cuts are to be applied across-the-board at the individual program, project, and activity level; thus impacting all defense programs and contractors regardless of how they align to our country’s most critical national priorities and mission areas. Specific programmatic implications have yet to be determined, however, the DoD has stated its intention to complete their analysis and implementation planning in the near future.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Subject to the uncertainties described above and recognizing that our estimate does not forecast customer priorities, our current sales estimate for 2013 is a mid single digit decline from our 2012 net sales amount, inclusive of the estimated impact of sequestration. Future years could be materially impacted. We expect that the impact of sequestration on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our Missiles and Fire Control (MFC) and Mission Systems and Training (MST) business segments, due to our production contract backlog being funded with money from the U.S. Government’s GFY 2012 and prior budgets. We expect that 2013 operating profit and cash flow will generally follow a pattern similar to the net sales reductions, assuming that no significant sequestration-related restructuring charges will be required. We are unable to reasonably estimate the cost and cash flow impact and timing of any restructuring initiatives that may become necessary in the future (potentially including, but not limited to, severance payments made to employees, facility closure expenses, and impairments of assets, including goodwill) to align our cost structure to a lower sales base.

Sequestration may result in significant rescheduling or termination activity with our supplier base. Such activity may result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. We expect that these costs will be recovered from our customers.

We are committed to the fair treatment of our employees and compliance with law. Accordingly, with the implementation of sequestration, or other budget cuts intended to replace the continued implementation of sequestration, we will provide affected employees the notice required by the federal and applicable state Worker Adjustment and Retraining Notification (WARN) Acts when we conclude, based on the circumstances and those laws, that notice is required or otherwise appropriate. On September 28, 2012, the Office of Management and Budget and DoD issued guidance intended to assure that the costs of complying with federal and state WARN Acts are recoverable in accordance with Federal Acquisition Regulations and we expect to recover these costs. A March 4, 2013 letter from the Under Secretary of Defense to the Corporation is consistent with this earlier guidance as it stresses the uncertainty facing the DoD and states that the Corporation will be contacted when specific decisions are made.

Despite the continuing uncertainty on U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts intended to avoid the continued implementation of sequestration. Additionally, decreases in production volume associated with sequestration, or other budget cuts intended to avoid further implementation of sequestration, will increase unit costs making our products less affordable for both our domestic and international customers.

Other Matters

The Congress passed, and the President signed into law, the Consolidated and Further Continuing Appropriations Act of 2013. This act extends funding for the operation of all federal agencies through September 30, 2013 and includes the full year appropriations for Defense, Military Construction, and Veteran’s Affairs. With exception of the DoD and the Department of Veteran’s Affairs, this continuing resolution will fund all other government agencies at last year’s levels. However, funding appropriated through this act remains subject to sequestration. Our key programs continue to be supported and funded under the full year appropriation. For example, this act includes funding for the procurement of additional C-130J aircraft and continued development of the Medium Extended Air Defense System (MEADS).

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

	Quarters Ended
	March 31, 2013	March 25, 2012

Operating results
Net sales	$11,070	$11,293
Cost of sales	(10,029)	(10,284)
Other income, net	78	35

Operating profit	1,119	1,044
Interest expense	(92)	(96)
Other non-operating (expense) income, net	(2)	3
Income tax expense	(264)	(283)

Net earnings	761	668

Diluted earnings per common share	$2.33	$2.03

The following provides an overview of our consolidated results of operations. Product sales are predominantly generated in our Aeronautics, MFC, MST, and Space Systems business segments, and most of our services sales are generated in our Information Systems & Global Solutions (IS&GS) and MFC business segments. Our consolidated net sales were as follows (in millions):

Net Sales

	Quarters Ended
	March 31, 2013	March 25, 2012

Net sales
Products	$8,706	$9,148
Services	2,364	2,145

Total net sales	$11,070	$11,293

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Product Sales

Our product sales represent about 80% of our net sales for the quarters ended March 31, 2013 and March 25, 2012. Product sales decreased $442 million, or 5% during the quarter ended March 31, 2013, compared to the quarter ended March 25, 2012, primarily due to lower volume and deliveries. Product sales decreased about $540 million at Aeronautics primarily due to lower deliveries (primarily F-16, C-130J, and C-5M); about $120 million at IS&GS primarily due to lower volume (primarily the Next Generation Identification (NGI) and Centers for Medicare & Medicaid Services Consolidated IT Infrastructure Contract (CMS-CITIC)); and about $25 million at MST primarily due to lower volume (primarily the Persistent Threat Detection System (PTDS) program). These decreases were partially offset by higher product sales of about $185 million at MFC primarily due to higher volume (primarily tactical missile programs); and about $60 million at Space Systems primarily due to the timing of activities on strategic and defensive missile programs (primarily the Fleet Ballistic Missile (FBM) program) and increased volume (primarily government satellite programs).

Services Sales

Our services sales represent about 20% of our net sales for the quarters ended March 31, 2013 and March 25, 2012. Our services sales increased $219 million, or 10%, during the quarter ended March 31, 2013, compared to the quarter ended March 25, 2012, primarily due to higher services sales at our IS&GS and MFC business segments. Services sales at IS&GS increased about $135 million primarily due to new programs that began in the quarter ended March 31, 2013 (primarily the Defense Information Systems Agency – Global Information Grid Services Management-Operations (DISA GSM-O) contract) and late in the quarter ended March 25, 2012 (primarily the National Science Foundation Antarctic Support Contract (NSF ASC)). Services sales at MFC increased about $35 million primarily due to increased volume on the Special Operations Forces Contractor Logistics Support Services (SOF CLSS) program.

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

	Quarters Ended
	March 31, 2013	March 25, 2012
Cost of sales
Cost of product sales	$7,671	$8,080
% of product sales	88.1%	88.3%
Cost of services sales	2,134	1,917
% of services sales	90.3%	89.4%
Severance charges	30	—
Other unallocated costs	194	287
Total cost of sales	$10,029	$10,284

Amounts reported in other income, net (primarily our share of earnings or losses from equity method investees) on our Statements of Earnings are included in the segment operating profit and segment operating margins of our “Business Segment Results of Operations” but are excluded from the above tables. Due to the nature of POC accounting, changes in our cost of product and services sales are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and with our “Business Segment Results of Operations” section. We have not identified any developing trends in cost of sales that would have a material impact on our future operations.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Cost of Product Sales

The decrease of $409 million, or 5%, in cost of product sales during the quarter ended March 31, 2013, compared to the quarter ended March 25, 2012, was attributable to lower cost of product sales at our Aeronautics, IS&GS, and MST business segments, partially offset by higher cost of product sales at our MFC and Space Systems business segments. Cost of product sales at Aeronautics decreased by about $510 million, primarily due to fewer aircraft deliveries. Cost of product sales at IS&GS decreased by about $120 million, primarily due to lower volume on numerous programs (primarily NGI and CMS-CITIC). Cost of product sales at MST decreased about $65 million, primarily due to lower volume on the PTDS program. Cost of product sales at MFC increased about $210 million, primarily due to production on tactical missile programs and lower risk retirements. Cost of product sales at Space Systems increased about $80 million, primarily due to the timing of activities, higher volume, and lower risk retirements (primarily the FBM program and government satellite programs).

Cost of Services Sales

Our cost of services sales increased $217 million, or 11%, during the quarter ended March 31, 2013 compared to the quarter ended March 25, 2012. The increase in cost of services sales was primarily attributable to higher cost of services sales at our IS&GS and MFC business segments. Cost of services sales at IS&GS increased about $140 million, primarily due to new programs that began in the quarter ended March 31, 2013 (primarily the DISA GSM-O contract) and late in the quarter ended March 25, 2012 (primarily NSF ASC). Cost of services sales at MFC increased about $40 million, primarily due to increased volume on the SOF CLSS program. The 0.9% increase in the percentage of cost of services sales relative to services sales for the quarter ended March 31, 2013, compared to the quarter ended March 25, 2012, was primarily due to services sales growth at IS&GS attributable to new programs with lower initial margins, a decrease in risk retirements on services contracts completed in 2012, and volume on the SOF CLSS program which provides a lower margin relative to other MFC programs.

Severance Charges

During the quarter ended March 31, 2013, we recorded severance charges totaling $30 million, net of state tax benefits, related to our IS&GS business segment, which reduced our net earnings by $19 million ($.06 per share). These severance actions resulted from a strategic review of this business segment to better align our cost structure with changing economic conditions and also reflect changes in program lifecycles. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service, which are expected to be paid in 2013.

Other Unallocated Costs

Other unallocated costs principally include the non-cash FAS/CAS pension adjustment, stock-based compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of product and services sales (see “Note 3 – Business Segment Information” of the Notes to Consolidated Financial Statements (unaudited) included in this Form 10-Q for a description of these items). Other unallocated costs were $194 million for the quarter ended March 31, 2013, compared to $287 million for the quarter ended March 25, 2012. The decrease was primarily attributable to the decrease in the non-cash FAS/CAS pension adjustment.

Other Income, Net

Other income, net for the quarter ended March 31, 2013 was $78 million, compared to $35 million for the quarter ended March 25, 2012. The increase was primarily attributable to higher earnings from equity method investees at our Space Systems business segment and changes in various items, none of which were individually significant.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Interest Expense

Interest expense for the quarter ended March 31, 2013 was $92 million, about the same as for the quarter ended March 25, 2012.

Income Tax Expense

Our effective income tax rates were 25.8% for the quarter ended March 31, 2013 and 29.8% for the quarter ended March 25, 2012. The rates for both periods benefited from tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature and tax deductions for U.S. manufacturing activities.

The effective tax rate for the quarter ended March 31, 2013 also benefited from the impact of the U.S. research and development (R&D) tax credit. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstated the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. During the quarter ended March 31, 2013, we recognized tax benefits of $46 million ($.14 per share) related to the R&D tax credit. As the effects of tax law changes are recognized in the period in which new legislation is enacted, $37 million was attributable to 2012 with the remainder attributable to the quarter ended March 31, 2013. We will record the additional R&D tax credit benefit during subsequent quarters in 2013 as it accrues.

Net Earnings

Net earnings for the quarter ended March 31, 2013 were $761 million ($2.33 per share) compared to $668 million ($2.03 per share) for the quarter ended March 25, 2012. Both net earnings and earnings per share were affected by the factors discussed above.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST, and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, contract progress reports) with our third-party contracts; primarily with the U.S. Government.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the non-cash FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Severance Activities”); gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expenses, net” between operating profit from our business segments and our consolidated operating profit.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS). The non-cash FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with U.S. generally accepted accounting principles and pension costs calculated and funded in accordance with CAS. CAS governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS expense is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Net sales
Aeronautics	$3,186	$3,706
Information Systems & Global Solutions	2,106	2,090
Missiles and Fire Control	1,988	1,766
Mission Systems and Training	1,830	1,838
Space Systems	1,960	1,893
Total net sales	$11,070	$11,293

Operating profit
Aeronautics	$379	$385
Information Systems & Global Solutions	189	188
Missiles and Fire Control	344	371
Mission Systems and Training	201	157
Space Systems	230	239
Total business segment operating profit	1,343	1,340
Unallocated expenses, net
Non-cash FAS/CAS pension adjustment
FAS pension expense	(487)	(485)
Less: CAS expense	366	278
Non-cash FAS/CAS pension adjustment	(121)	(207)
Severance charges (a)	(30)	—
Stock-based compensation	(53)	(41)
Other, net (b)	(20)	(48)
Total unallocated expenses, net	(224)	(296)
Total consolidated operating profit	$1,119	$1,044

(a)

Severance charges for 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not significant are included in business segment operating profit.

(b)	The change between the periods was primarily attributable to fluctuations in expense associated with various corporate items, none of which were individually significant.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and costs aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and costs aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

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

In addition, comparability of our sales, segment operating profit, and segment operating margins may be impacted by changes in estimated profit booking rates on our contracts accounted for using the POC method of accounting. Increases in the estimated profit booking rates, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated costs at completion and a reduction of the estimated profit booking rate. Increases or decreases in estimated profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and segment operating margins may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters, reserves for disputes, asset impairments, and insurance recoveries, among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $470 million and $485 million for the quarters ended March 31, 2013 and March 25, 2012.

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Net sales	$3,186	$3,706
Operating profit	379	385
Operating margins	11.9%	10.4%

Aeronautics’ net sales for the quarter ended March 31, 2013 decreased $520 million, or 14%, compared to the quarter ended March 25, 2012. The decrease was primarily attributable to lower net sales of approximately $230 million from F-16 programs due to fewer aircraft deliveries (three F-16 aircraft delivered in the quarter ended March 31, 2013, compared to 13 during the quarter ended March 25, 2012); about $175 million from C-130 programs as a result of fewer aircraft deliveries (six C-130J aircraft delivered in the quarter ended March 31, 2013, compared to 10 during the quarter ended March 25, 2012) partially offset by higher volume on support activities; and approximately $90 million from C-5 programs due to fewer aircraft deliveries (no C-5M aircraft delivered in the quarter ended March 31, 2013, compared to one during the quarter ended March 25, 2012). Net sales from the F-35 and F-22 programs were both up slightly as compared to the quarter ended March 25, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics’ operating profit for the quarter ended March 31, 2013 was comparable to the quarter ended March 25, 2012. Operating profit decreased by approximately $25 million from C-5 programs, primarily due to lower risk retirements and fewer aircraft deliveries; and about $10 million from C-130 programs, primarily as a result of fewer aircraft deliveries, partially offset by higher volume on support activities. These decreases were substantially offset by higher operating profit of approximately $15 million from F-35 low-rate initial production (LRIP) contracts due to higher risk retirements; and about $15 million from
F-22 programs due to higher risk retirements. Operating profit from F-16 programs was comparable as decreased volume was largely offset by higher risk retirements and the resolution of a contractual matter during the quarter ended March 31, 2013. Adjustments not related to volume, including net profit booking rate adjustments and other matters described above, were approximately $45 million higher for the quarter ended March 31, 2013 compared to the quarter ended March 25, 2012.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Net sales	$2,106	$2,090
Operating profit	189	188
Operating margins	9.0%	9.0%

IS&GS’ net sales for the quarter ended March 31, 2013 increased $16 million, or 1%, compared to the quarter ended March 25, 2012. The increase was attributable to higher net sales of approximately $110 million from the DISA GSM-O and NSF ASC contracts, which began in the quarter ended March 31, 2013 and late in the quarter ended March 25, 2012, respectively. Partially offsetting these increases were lower net sales of approximately $65 million due to decreased volume on certain programs (primarily NGI and CMS-CITIC); and about $30 million due to the completion of the Outsourcing Desktop Initiative for NASA and Transportation Worker Identification Credential programs in the first quarter and third quarter of 2012, respectively.

IS&GS’ operating profit for the quarter ended March 31, 2013 was comparable to the quarter ended March 25, 2012 primarily due to the activity described above. Adjustments not related to volume, including net profit booking rate adjustments, for the quarter ended March 31, 2013 were comparable to the quarter ended March 25, 2012.

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Net sales	$1,988	$1,766
Operating profit	344	371
Operating margins	17.3%	21.0%

MFC’s net sales for the quarter ended March 31, 2013 increased $222 million, or 13%, compared to the quarter ended March 25, 2012. The increase was primarily attributable to higher net sales as a result of increased volume of approximately $170 million from tactical missile programs (primarily Joint Air-to-Surface Standoff Missile (JASSM) and Multiple Launch Rocket Systems), and about $55 million from fire control systems programs (primarily Sniper®; LANTIRN®; and SOF CLSS).

MFC’s operating profit for the quarter ended March 31, 2013 decreased $27 million, or 7%, compared to the quarter ended March 25, 2012. The decrease was primarily attributable to lower operating profit of approximately $15 million for air and missile defense programs (primarily Patriot Advanced Capability-3) due to lower risk retirements. Operating profit from tactical missile programs (primarily Hellfire and JASSM) and fire control systems programs (primarily Sniper®; LANTIRN®; and Apache) was comparable to the quarter ended March 25, 2012 as net higher volume was largely offset by net lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $60 million lower for the quarter ended March 31, 2013 compared to the quarter ended March 25, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Net sales	$1,830	$1,838
Operating profit	201	157
Operating margins	11.0%	8.5%

MST’s net sales for the quarter ended March 31, 2013 were comparable to the quarter ended March 25, 2012. Net sales decreased by approximately $115 million from the PTDS program as final surveillance system deliveries occurred in the second quarter of 2012; and about $80 million from integrated warfare systems and sensors programs due to lower volume (primarily BLQ-10; Aegis; and DDG-1000). The decreases were substantially offset by higher volume which increased net sales by approximately $85 million on various undersea systems programs; about $45 million for the Littoral Combat Ship program; and approximately $65 million for numerous smaller programs.

MST’s operating profit for the quarter ended March 31, 2013 increased $44 million, or 28%, compared to the quarter ended March 25, 2012. The increase was attributable to higher operating profit of approximately $25 million due to increased risk retirements (primarily MEADS and the TPQ-53 Radar System), partially offset by lower volume on other integrated warfare systems and sensors programs; approximately $10 million from undersea systems programs primarily due to lower reserves recorded on certain programs in the quarter ended March 31, 2013 as compared to the quarter ended March 25, 2012; and about $10 million from ship and aviation system programs due to increased risk retirements (primarily MH-60). Reserves of approximately $20 million recorded in the quarter ended March 31, 2013 related to a supply chain management contract were offset by other individual adjustments that were not significant. Adjustments not related to volume, including net profit booking rate adjustments and other matters described above, were approximately $35 million higher for the quarter ended March 31, 2013 compared to the quarter ended March 25, 2012.

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended
	March 31, 2013	March 25, 2012
Net sales	$1,960	$1,893
Operating profit	230	239
Operating margins	11.7%	12.6%

Space Systems’ net sales for the quarter ended March 31, 2013 increased $67 million, or 4%, compared to the quarter ended March 25, 2012. The increase was attributable to higher net sales of approximately $55 million due to the timing of activities on strategic and defensive missile programs (primarily FBM); and about $50 million as a result of increased volume on government satellite programs (primarily Global Positioning System and Advanced Extremely High Frequency). Partially offsetting these increases were lower net sales of approximately $40 million from the Orion Multi-Purpose Crew Vehicle program due to lower volume.

Space Systems’ operating profit for the quarter ended March 31, 2013 decreased $9 million, or 4%, compared to the quarter ended March 25, 2012. The decrease was attributable to lower operating profit of approximately $40 million from government satellite programs due to lower risk retirements. Partially offsetting the decrease was higher operating profit of approximately $15 million on strategic and defensive missile programs (primarily FBM) due to the timing of activities and risk retirements; and about $15 million from higher equity earnings primarily at United Launch Alliance (ULA) due to increased launch activities. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $35 million lower for the quarter ended March 31, 2013 compared to the quarter ended March 25, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Total equity earnings recognized by Space Systems (primarily ULA and U.K. Atomic Weapons Establishment) represented approximately $65 million, or 28%, of this business segment’s operating profit in the quarter ended March 31, 2013 compared to about $50 million, or 21%, in the quarter ended March 25, 2012.

FINANCIAL CONDITION

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

The following table provides a summary of our cash flow information (in millions) followed by a discussion of the key elements:

	Quarters Ended
	March 31, 2013	March 25, 2012
Cash and cash equivalents at beginning of period	$1,898	$3,582

Operating activities
Net earnings	761	668
Non-cash adjustments	315	272
Changes in working capital	(356)	(685)
Other, net	1,365	203
Net cash provided by operating activities	2,085	458

Net cash used for investing activities	(156)	(149)

Net cash used for financing activities	(762)	(373)
Net change in cash and cash equivalents	1,167	(64)

Cash and cash equivalents at end of period	$3,065	$3,518

Operating Activities

Net cash provided by operating activities increased $1.6 billion in the quarter ended March 31, 2013 compared to the quarter ended March 25, 2012. The increase was driven by an increase in tax refunds, lower pension contributions, changes in working capital, and improved operating results. During 2013, we received net tax refunds of approximately $540 million primarily attributable to our tax-deductible pension contribution and debt exchange transaction during the fourth quarter of 2012 compared to making net tax payments of $150 million during the quarter ended March 25, 2012. We did not make contributions to our pension trust during the quarter ended March 31, 2013, but made contributions of $505 million during the quarter ended March 25, 2012. The lower use of working capital (defined as accounts receivable and inventories less accounts payable and customer advances and amounts in excess of costs incurred) from the quarter ended March 31, 2013 compared to the quarter ended March 25, 2012 was attributable to increased cash receipts related to accounts receivable, primarily higher collections on the F-35 LRIP contracts, and customer advances due to the timing of production and billing schedules. Partially offsetting the improved cash flows from accounts receivable and customer advances were changes in inventories driven by lower production volume.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investing Activities

The majority of our capital expenditures related to facilities infrastructure and equipment that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures amounted to $106 million and $131 million for the quarters ended March 31, 2013 and March 25, 2012.

Financing Activities

We paid cash totaling $461 million and $242 million for share repurchases during the quarters ended March 31, 2013 and March 25, 2012. As of March 31, 2013, we had repurchased a total of 59.6 million shares of our common stock under our share repurchase program for $4.7 billion, and there remained $1.8 billion authorized for additional share repurchases. See Part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the quarter ended March 31, 2013.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the quarter ended March 31, 2013 and March 25, 2012 totaled $55 million and $159 million. Those exercises resulted in the issuance of 0.9 million shares and 2.5 million shares during the respective periods.

During the quarters ended March 31, 2013 and March 25, 2012, we paid dividends totaling $371 million ($1.15 per share) and $327 million ($1.00 per share).

Capital Resources

At March 31, 2013, we held cash and cash equivalents of $3.1 billion. As of March 31, 2013, approximately $500 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash was repatriated at March 31, 2013, the amount of U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts, amounted to $6.3 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of March 31, 2013, we were in compliance with all covenants contained in our debt and credit agreements.

At March 31, 2013, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through March 31, 2013. We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through March 31, 2013. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $304 million at March 31, 2013, an increase of $265 million from December 31, 2012. The increase was primarily due to net earnings of $761 million, the recognition of previously deferred net actuarial gains and losses related to our postretirement benefit plans of $254 million, and employee stock activity of $141 million. These increases were partially offset by $477 million related to the 5.3 million shares of common stock repurchases we committed to during the quarter ended March 31, 2013 and dividends declared of $371 million during the quarter ended March 31, 2013. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

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

On the development contract, despite two precautionary flight suspensions that occurred and were resolved during the quarter ended March 31, 2013, we accomplished greater than 80% of our year-to-date test plan and the U.S. Government completed the first operational test flights at Edwards and Nellis Air Force Bases. The development contract currently has $530 million of incentive fees remaining; however, we expect to have the opportunity to earn approximately $350 million of this amount over the remainder of the contract. This amount includes about $100 million of fees that we expect will be allocated to specific milestones with the remainder allocated to a customer assessment of performance at the end of the development contract. After updating our estimates at completion on the contract in the second quarter of 2012, we reduced the profit booking rate to reflect lower expected estimated fees at completion. The inception to date impact of the revised booking rate reduced profit by approximately $85 million during the second quarter of 2012. We will continue to record profit at the revised booking rate for the duration of the contract unless further adjustments are necessary.

Progress continues to be made on the production of aircraft. While we did not deliver any F-35 aircraft during the quarter ended March 31, 2013 due primarily to the impact of the two precautionary flight suspensions referenced above and the resolution of certain U.S. Government contractual approvals, we resumed delivering aircraft in April. On March 31, 2013 we had 88 production aircraft in backlog.

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

Contingencies

For information regarding our contingent obligations, including off-balance sheet arrangements, see “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements (unaudited) included in this

Form 10-Q.

Critical Accounting Policies

During the quarter ended March 31, 2013, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

Lockheed Martin Corporation

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to the following sections of our Annual Report on Form 10-K for the year ended December 31, 2012: Quantitative and Qualitative Disclosures About Market Risk, “Note 1 – Significant Accounting Policies”, under the caption “Derivative financial instruments,” and “Note 8 – Debt” of the Notes to Consolidated Financial Statements. Our exposures to market risk have not changed materially since December 31, 2012.

ITEM 4.	Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 31, 2013.

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

•	the availability of funding for the Corporation’s products and services both domestically and internationally due to general economic conditions, performance, cost, or other factors;
•

changes in domestic and international customer priorities and requirements (including declining budgets resulting from general economic conditions, affordability initiatives, the potential for deferral or termination of awards, the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration, or U.S. Government operations under a continuing resolution);

•	quantity revisions to the F-35 program;
•

the accuracy of the Corporation’s estimates and assumptions including those as to schedule, cost, technical, and performance issues under its contracts, cash flow, actual returns (or losses) on pension plan assets, movements in interest rates, and other changes that may affect pension plan assumptions;

•	the effect of capitalization changes (such as share repurchase activity, accelerated pension funding, stock option exercises, or debt levels);
•

difficulties in developing and producing operationally advanced technology systems, cyber security, other security threats, information technology failures, natural disasters, public health crises or other disruptions;

•	the timing and customer acceptance of product deliveries;

Lockheed Martin Corporation

•	materials availability and the performance of key suppliers, teammates, joint venture partners, subcontractors, and customers;
•	charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;
•

the future effect of legislation, rulemaking, and changes in accounting, tax, defense procurement, changes in policy, interpretations, or challenges to the allowability and recovery of costs incurred under government cost accounting standards (including costs associated with sequestration or other budgetary cuts to replace sequestration, such as severance payments made to employees and facility closure expenses), export policy, changes in contracting policy and contract mix;

•	the future impact of acquisitions or divestitures, joint ventures, teaming arrangements, or internal reorganizations;
•

compliance with laws and regulations, the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts), and U.S. Government identification of deficiencies in our business systems;

•	the competitive environment for the Corporation’s products and services, export policies, and potential for delays in procurement due to bid protests;
•

the ability to attract and retain key personnel and suppliers (including the potential for disruption associated with sequestration and related employee severance or supplier termination costs) and to provide for the orderly transition of management as the Corporation reduces the size of its workforce; and

•	economic, business, and political conditions domestically and internationally and the Corporation’s increased reliance on securing international and adjacent business.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. These may be accessed through the investor relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.

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

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal proceedings with certainty. See “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q, and “Note 12 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) filed with the U.S. Securities and Exchange Commission.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q. See also “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Note 12 – Legal Proceedings, Commitments, and Contingencies,” each in our 2012 Form 10-K for a description of previously reported matters.

ITEM 1A.    Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A. Risk Factors of our 2012 Form 10-K describes some of the risks and uncertainties associated with our business, including sequestration. Sequestration is further discussed in the “Industry Considerations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2012 Form 10-K.

Lockheed Martin Corporation

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended March 31, 2013.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2013.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
January 1, 2013 – January 27, 2013	744,253		$ 93.83	744,100	$ 2,245
January 28, 2013 – February 24, 2013	1,989,761		$ 87.60	1,490,580	$ 2,114
February 25, 2013 – March 31, 2013	3,053,425		$ 90.63	3,050,302	$ 1,838
Total	5,787,439 (	c)	$ 90.00	5,284,982	$ 1,838

(a)

We close our books and records on the last Sunday of each month to align our financial closing with our business processes. This practice does not affect the month of December, as our fiscal year ends on December 31.

(b)

On October 25, 2010, our Board of Directors approved a stock repurchase program (the Program) pursuant to which we are authorized to repurchase up to $6.5 billion of our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. Under the Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We may also make purchases under the Program pursuant to a Rule 10b5-1 plan. The Program does not have an expiration date. As of March 31, 2013, we had repurchased a total of 59.6 million shares of our common stock under the program for $4.7 billion.

(c)

Of the total number of shares purchased during the quarter ended March 31, 2013, 502,457 shares were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases are made pursuant to a separate authorization by our Board of Directors and are not included within the Program.

ITEM 6.	Exhibits.

Exhibit No.	Description

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 24, 2013	By:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)