Form 10-Q
period 2013-06-30
LOCKHEED MARTIN CORP
filed 2013-07-24
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

There were 320,936,590 shares of our common stock, $1 par value per share, outstanding as of June 30, 2013.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended June 30, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales
Products	$9,005	$9,543	$17,711	$18,691
Services	2,403	2,378	4,767	4,523
Total net sales	11,408	11,921	22,478	23,214
Cost of sales
Products	(7,815)	(8,351)	(15,486)	(16,431)
Services	(2,137)	(2,115)	(4,271)	(4,032)
Severance charges	—	—	(30)	—
Other unallocated costs	(232)	(283)	(426)	(570)
Total cost of sales	(10,184)	(10,749)	(20,213)	(21,033)
Gross profit	1,224	1,172	2,265	2,181
Other income, net	74	20	152	55
Operating profit	1,298	1,192	2,417	2,236
Interest expense	(88)	(96)	(180)	(192)
Other non-operating income (expense), net	1	21	(1)	24
Earnings before income taxes	1,211	1,117	2,236	2,068
Income tax expense	(352)	(336)	(616)	(619)
Net earnings	$859	$781	$1,620	$1,449

Earnings per common share
Basic	$2.68	$2.41	$5.04	$4.47
Diluted	2.64	2.38	4.97	4.41

Cash dividends paid per common share	$1.15	$1.00	$2.30	$2.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net earnings	$859	$781	$1,620	$1,449
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	253	203	507	406
Other, net	(12)	(37)	(55)	(13)
Other comprehensive income, net of tax	241	166	452	393
Comprehensive income	$1,100	$947	$2,072	$1,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,845	$1,898
Receivables, net	6,826	6,563
Inventories, net	2,895	2,937
Deferred income taxes	1,233	1,269
Other current assets	580	1,188
Total current assets	14,379	13,855

Property, plant, and equipment, net	4,594	4,675
Goodwill	10,352	10,370
Deferred income taxes	4,681	4,809
Other noncurrent assets	4,941	4,948
Total assets	$38,947	$38,657

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,044	$2,038
Customer advances and amounts in excess of costs incurred	6,383	6,503
Salaries, benefits, and payroll taxes	1,688	1,649
Current portion of long-term debt	—	150
Other current liabilities	2,138	1,815
Total current liabilities	12,253	12,155

Accrued pension liabilities	14,766	15,278
Other postretirement benefit liabilities	1,219	1,220
Long-term debt, net	6,140	6,158
Other noncurrent liabilities	3,875	3,807
Total liabilities	38,253	38,618

Stockholders’ equity
Common stock, $1 par value per share	319	321
Additional paid-in capital	—	—
Retained earnings	13,416	13,211
Accumulated other comprehensive loss	(13,041)	(13,493)
Total stockholders’ equity	694	39
Total liabilities and stockholders’ equity	$38,947	$38,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Six Months Ended
	June 30, 2013	June 24, 2012
Operating activities
Net earnings	$1,620	$1,449
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	472	464
Stock-based compensation	112	87
Severance charges	30	—
Changes in operating assets and liabilities:
Receivables, net	(244)	(505)
Inventories, net	43	(38)
Accounts payable	5	91
Customer advances and amounts in excess of costs incurred	(120)	(111)
Postretirement benefit plans	236	(138)
Income taxes	569	(105)
Other, net	(15)	109
Net cash provided by operating activities	2,708	1,303
Investing activities
Capital expenditures	(282)	(306)
Other, net	(65)	8
Net cash used for investing activities	(347)	(298)
Financing activities
Repurchases of common stock	(926)	(423)
Proceeds from stock option exercises	389	235
Dividends paid	(742)	(653)
Repayments of long-term debt	(150)	—
Other, net	15	56
Net cash used for financing activities	(1,414)	(785)
Net change in cash and cash equivalents	947	220
Cash and cash equivalents at beginning of period	1,898	3,582
Cash and cash equivalents at end of period	$2,845	$3,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2011	$321	$—	$ 11,937	$(11,257)	$1,001
Net earnings	—	—	1,449	—	1,449
Other comprehensive income, net of tax	—	—	—	393	393
Repurchases of common stock	(5)	(423)	—	—	(428)
Dividends declared	—	—	(659)	—	(659)
Stock-based awards and ESOP activity	6	442	—	—	448
Balance at June 24, 2012	$322	$19	$ 12,727	$(10,864)	$2,204

Balance at December 31, 2012	$321	$—	$ 13,211	$(13,493)	$39
Net earnings	—	—	1,620	—	1,620
Other comprehensive income, net of tax	—	—	—	452	452
Repurchases of common stock	(9)	(615)	(290)	—	(914)
Dividends declared	—	—	(1,125)	—	(1,125)
Stock-based awards and ESOP activity	7	615	—	—	622
Balance at June 30, 2013	$319	$—	$ 13,416	$(13,041)	$694

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. We followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) filed with the SEC.

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

We close our books and records on the last Sunday of the calendar quarter to align our financial closing with our business processes, which was on June 30 for the second quarter of 2013 and June 24 for the second quarter of 2012. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

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

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Weighted average common shares outstanding for basic computations	320.8	324.5	321.2	324.3
Weighted average dilutive effect of equity awards	5.1	4.3	4.9	4.4
Weighted average common shares outstanding for diluted computations	325.9	328.8	326.1	328.7

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

The computation of diluted earnings per common share excluded 3.3 million and 4.9 million stock options for the quarter and six months ended June 30, 2013 and 9.6 million for both the quarter and six months ended June 24, 2012 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock during the respective periods.

NOTE 3 – BUSINESS SEGMENT INFORMATION

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control, Mission Systems and Training, and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, contract progress reports) with our third-party contracts, primarily with the U.S. Government.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales
Aeronautics	$3,407	$3,408	$6,593	$7,114
Information Systems & Global Solutions	2,101	2,263	4,207	4,353
Missiles and Fire Control	2,043	1,843	4,031	3,609
Mission Systems and Training	1,770	2,019	3,600	3,857
Space Systems	2,087	2,388	4,047	4,281
Total net sales	$11,408	$11,921	$22,478	$23,214

Operating profit
Aeronautics	$407	$454	$786	$839
Information Systems & Global Solutions	194	208	383	396
Missiles and Fire Control	381	313	725	684
Mission Systems and Training	275	195	476	352
Space Systems	276	300	506	539
Total business segment operating profit	1,533	1,470	2,876	2,810
Unallocated expenses, net Severance charges (a)	—	—	(30)	—
Other unallocated expenses, net	(235)	(278)	(429)	(574)
Total consolidated operating profit	$1,298	$1,192	$2,417	$2,236

Intersegment sales
Aeronautics	$49	$51	$99	$90
Information Systems & Global Solutions	173	220	363	428
Missiles and Fire Control	71	73	124	155
Mission Systems and Training	252	218	479	437
Space Systems	26	26	49	52
Total intersegment sales	$571	$588	$1,114	$1,162

(a)

Severance charges for the six months ended June 30, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment during the quarter ended March 31, 2013 (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not significant are included in business segment operating profit.

Total assets for each of our business segments were as follows (in millions):

	June 30, 2013	December 31, 2012
Assets
Aeronautics	$6,331	$6,525
Information Systems & Global Solutions	5,739	5,664
Missiles and Fire Control	4,269	4,186
Mission Systems and Training	6,720	6,589
Space Systems	3,500	3,478
Total business segment assets	26,559	26,442
Corporate assets(a)	12,388	12,215
Total assets	$38,947	$38,657

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, stealth fighter. Net sales for the F-35 program represented approximately 15% of our total consolidated net sales for both the quarter and six months ended June 30, 2013 and 12% and 13% for the quarter and six months ended June 24, 2012.

NOTE 4 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Work-in-process, primarily related to long-term contracts and programs in progress	$7,338	$7,000
Less: customer advances and progress payments	(5,161)	(4,932)
	2,177	2,068
Other inventories	718	869
Total inventories, net	$2,895	$2,937

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The components of our pretax net periodic benefit costs for our significant qualified defined benefit and retiree medical and life insurance plans were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Qualified defined benefit pension plans
Service cost	$285	$263	$571	$527
Interest cost	450	471	900	942
Expected return on plan assets	(621)	(546)	(1,243)	(1,093)
Recognized net actuarial losses	353	279	706	558
Amortization of prior service cost	20	19	40	37
Total net periodic benefit cost	$487	$486	$974	$971
Retiree medical and life insurance plans
Service cost	$7	$7	$14	$14
Interest cost	29	33	58	66
Expected return on plan assets	(37)	(33)	(73)	(66)
Recognized net actuarial losses	11	8	22	16
Amortization of prior service credit	(4)	(3)	(9)	(6)
Total net periodic benefit cost	$6	$12	$12	$24

The recognized net actuarial losses and the amortization of prior service cost (credit) in the table above, as well as similar costs related to our other postretirement benefit plans, reflect costs that were recorded as a component of net periodic benefit cost for the period. These costs totaled $253 million (net of $139 million of tax expense) and $507 million (net of $278 million of tax expense) for the quarter and six months ended June 30, 2013, and $203 million (net of $111 million of tax expense) and $406 million (net of $222 million of tax expense) for the quarter and six months ended June 24, 2012, which are recorded on our Statements of Comprehensive Income as an increase to comprehensive income for all periods presented.

We determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006. During the quarter and six months ended June 30, 2013, we made $750 million in contributions to our qualified defined benefit pension plans. Additionally, we made contributions of $750 million early in the third quarter of 2013, which completes our anticipated funding of $1.5 billion for 2013. During the quarter and six months ended June 30, 2013, there were no contributions to our retiree medical and life insurance plans, and we do not expect to make any contributions to these plans in 2013. Consistent with prior years, we may review options for further contributions in the remainder of 2013.

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

Legal Proceedings

We previously disclosed an agreement in principle to settle, without material effect on the Corporation’s consolidated financial statements, the class action lawsuit filed by the City of Pontiac General Employees’ Retirement System and that the U.S. District Court for the Southern District of New York (the Court) had granted preliminary approval of the settlement. On July 23, 2013, the Court granted final approval of the settlement.

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract, and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

At June 30, 2013 and December 31, 2012, the aggregate amount of liabilities recorded relative to environmental matters was $978 million and $950 million, of which $875 million and $844 million is recorded in other noncurrent liabilities on our Balance Sheets at June 30, 2013 and December 31, 2012, with the remainder recorded in other current liabilities. We have recorded receivables totaling $846 million and $821 million at June 30, 2013 and December 31, 2012, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $756 million and $730 million are recorded in other noncurrent assets on our Balance Sheets at June 30, 2013 and December 31, 2012, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately 20 years.

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

We are conducting remediation activities under various consent decrees and orders relating to soil, groundwater, sediment, or surface water contamination at certain sites of former or current operations. Under an agreement related to our Burbank and Glendale, California, sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.4 billion and $2.2 billion at June 30, 2013 and December 31, 2012.

At June 30, 2013 and December 31, 2012, third-party guarantees totaled $799 million and $816 million, of which approximately 85% related to guarantees of the contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through June 30, 2013, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former joint venture partners.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $527 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. Based on current expectations of ULA’s cash flow needs, we currently believe that ULA should have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements during 2013.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through June 30, 2013, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	June 30, 2013			December 31, 2012

	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$70	$70	$—	$75	$75	$—
Mutual funds	436	436	—	418	418	—
U.S. Government securities	228	—	228	213	—	213
Other securities	134	—	134	141	—	141
Derivatives	41	—	41	39	—	39
Liabilities
Derivatives	32	—	32	25	—	25

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2013.

We use derivative instruments principally to reduce our exposure to market risks from changes in foreign currency exchange rates and interest rates. We do not enter into or hold derivative instruments for speculative trading purposes. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency hedges such as forward and option contracts that change in value as foreign currency exchange rates change. These contracts hedge forecasted foreign currency transactions in order to mitigate fluctuations in our earnings and cash flows associated with changes in foreign currency exchange rates. We designate foreign currency hedges as cash flow hedges. We also are exposed to the impact of interest rate changes primarily through our borrowing activities. For fixed rate borrowings, we may use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings in order to reduce the amount of interest paid. These swaps are designated as fair value hedges. For variable rate borrowings, we may use fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings in order to mitigate the impact of interest rate changes on earnings. These swaps are designated as cash flow hedges. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting, which are intended to mitigate certain economic exposures.

The aggregate notional amount of our outstanding foreign currency hedges at June 30, 2013 and December 31, 2012 was $1.1 billion and $1.3 billion. The aggregate notional amount of our outstanding interest rate swaps at June 30, 2013 and December 31, 2012 was $1.1 billion and $503 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and six months ended June 30, 2013 and June 24, 2012. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying values for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $7.5 billion and $8.2 billion at June 30, 2013 and December 31, 2012, and the outstanding principal amount was $7.0 billion and $7.2 billion at June 30, 2013 and December 31, 2012, excluding unamortized discounts of $887 million and $892 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 8 – OTHER

Changes in Estimates

Accounting for contracts using the percentage-of-completion method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total sales and costs at completion is complicated and subject to many variables.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In any particular period, due to the nature of inception-to-date adjustments and other changes in estimates that can occur, such as the resolution of contractual matters, reserves for disputes, asset impairments, and insurance recoveries, among others, the comparability of our sales, segment operating profit, and segment operating margins may be affected. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by $585 million and $1.1 billion for the quarter and six months ended June 30, 2013 and $595 million and $1.1 billion for the quarter and six months ended June 24, 2012. These adjustments increased net earnings by $380 million ($1.17 per share) and $685 million ($2.10 per share) for the quarter and six months ended June 30, 2013 and $385 million ($1.17 per share) and $700 million ($2.13 per share) for the quarter and six months ended June 24, 2012.

Stockholders’ Equity

Repurchases of Common Stock

Pursuant to a share repurchase program (the Program) approved by our Board of Directors, we are authorized to repurchase up to $6.5 billion of our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. During the six months ended June 30, 2013, we paid $926 million to repurchase 9.6 million shares of our common stock, which includes a portion committed to in December 2012 that settled in cash during the quarter ended March 31, 2013. We reduced stockholders’ equity by $914 million, which represents the 9.5 million shares of common stock repurchases we committed to during the six months ended June 30, 2013. As of June 30, 2013, we had repurchased a total of 63.8 million shares of our common stock under the Program for $5.1 billion, and had remaining authorization of $1.4 billion for future share repurchases. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Dividends

During the quarter and six months ended June 30, 2013, we declared cash dividends totaling $754 million ($2.30 per share) and $1.1 billion ($3.45 per share). The 2013 dividend amounts include the declaration of our 2013 third quarter dividend of $1.15 per share, which totaled $375 million. During the quarter and six months ended June 24, 2012, we declared cash dividends totaling $331 million ($1.00 per share) and $659 million ($2.00 per share).

Accumulated Other Comprehensive Loss

Changes in the balance of accumulated other comprehensive loss (AOCL), net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2011	$(11,186)	$(71)	$(11,257)
Other comprehensive income before reclassifications	—	(14)	(14)
Amounts reclassified from AOCL
Net actuarial losses (a)	386	—	386
Prior service cost (a)	20	—	20
Other	—	1	1
Total reclassified from AOCL	406	1	407
Total other comprehensive income	406	(13)	393
Balance at June 24, 2012	$(10,780)	$(84)	$(10,864)

Balance at December 31, 2012	$(13,532)	$39	$(13,493)
Other comprehensive income before reclassifications	—	(52)	(52)
Amounts reclassified from AOCL
Net actuarial losses (a)	487	—	487
Prior service cost (a)	20	—	20
Other	—	(3)	(3)
Total reclassified from AOCL	507	(3)	504
Total other comprehensive income	507	(55)	452
Balance at June 30, 2013	$(13,025)	$(16)	$(13,041)

(a)

Amounts related to our postretirement benefit plans that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented (Note 5). These amounts include the amortization of net actuarial losses of $243 million and $193 million for the quarters ended June 30, 2013 and June 24, 2012 and prior service cost of $10 million for each of the quarters ended June 30, 2013 and June 24, 2012.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Income Taxes

Our effective income tax rates were 29.1% and 27.5% for the quarter and six months ended June 30, 2013, and 30.1% and 29.9% for the quarter and six months ended June 24, 2012. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature.

The effective tax rate for the quarter and six months ended June 30, 2013 also benefited from the impact of the U.S. research and development (R&D) tax credit. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstated the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. As the effects of tax law changes are recognized in the period in which new legislation is enacted, $37 million ($.11 per share) of tax benefit attributable to 2012 was recorded during the quarter ended March 31, 2013. In addition, a comparable amount of ongoing tax benefits from the R&D credit attributable to 2013 are being recognized ratably over each quarter of 2013.

We made net federal and foreign income tax payments of $140 million (net of a $550 million refund from the Internal Revenue Service primarily attributable to our tax-deductible pension contribution and debt exchange transaction during the fourth quarter of 2012) and $690 million during the six months ended June 30, 2013 and June 24, 2012.

Severance Activities

During the six months ended June 30, 2013, we recorded severance charges totaling $30 million, net of state tax benefits, which reduced our net earnings by $19 million ($.06 per share). These severance actions were recorded during the quarter ended March 31, 2013, and resulted from a strategic review of our IS&GS business segment to better align our cost structure with changing economic conditions and also reflect changes in program lifecycles. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service. During the quarter ended June 30, 2013, we paid most of the severance payments associated with these actions, the remainder of which are expected to be paid in the second half of 2013.

During the six months ended June 30, 2013, we paid substantially all of the severance payments associated with severance actions initiated in 2012. The 2012 actions, for which we recorded charges in the third and fourth quarters of 2012 totaling $48 million, related to the elimination of certain positions at our Aeronautics business segment and our former Electronic Systems business segment.

Long-term Debt

In April 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of June 30, 2013, and the related consolidated statements of earnings and comprehensive income for the quarters and six months ended June 30, 2013 and June 24, 2012, and the consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2013 and June 24, 2012. These financial statements are the responsibility of the Corporation’s management.

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

July 24, 2013

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

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The U.S. Government, our principal customer, continues to face significant fiscal and economic challenges such as financial deficits, budget uncertainty, debt levels approaching the debt ceiling limit, and an economy with restrained growth. In order to address these challenges, the U.S. Government continues to focus on discretionary spending, entitlements, taxes, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. In doing so, the Administration and Congress must balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (Budget Act). The Budget Act established limits on discretionary spending, which will reduce planned defense spending by a minimum of $487 billion over a 10 year period that began with government fiscal year (GFY) 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30).

The Budget Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, that will further reduce planned defense spending by approximately $500 billion over a nine-year period that began in GFY 2013. For GFY 2013, sequestration will result in a $37 billion reduction to the defense budget in addition to $45 billion in reductions as a result of the discretionary spending limits already imposed under the Budget Act. While the defense budget will sustain the largest single reduction, other civil agencies and programs will be impacted significantly as well by sequestration cuts of $44 billion. In light of the Budget Act and deficit reduction pressures, it is likely that discretionary spending by the federal government will remain constrained for a number of years.

Sequestration, if left unmodified, could have significant negative impacts on our industry and company in future periods. There may be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that will severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. We expect that sequestration, or other future budgetary cuts in lieu of the further implementation of sequestration, will have a material negative effect on our company.

Potential 2013 Sequestration Impacts

Several months into sequestration, most federal agencies have yet to fully implement the reductions required under sequestration. The DoD continues to work through the various components of a sequestration plan and has begun to execute furloughs for a large portion of its civilian workforce. On June 13, 2013, the DoD released a report to Congress indicating that the $37 billion sequester reduction for GFY 2013, which is required to be achieved by September 30, 2013, is not spread evenly across all programs and that approximately $6 billion of the reduction is applied to prior years’

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

unobligated funds while $31 billion is reduced from GFY 2013 funds. While our key programs continue to be supported at the lower funding levels, they are subject to significant reductions as are all programs. The overall application of the reductions varies by program, both in total percentage and the allocation of reductions between GFY 2013 funds and prior-year unobligated balances. Importantly, the extent to which the program reductions will be applied to our component of the program, the U.S. Government program management activities, manufacturers, and other subcontractors remains unclear. Despite the issuance of the DoD’s report, we have experienced minimal impacts from sequestration as the DoD has not yet implemented program or contractual actions. However, significant program changes are expected when the DoD implements the GFY 2013 budget reductions at the individual program level, which are required to be implemented by September 30, 2013.

Subject to remaining uncertainties and recognizing that our estimate does not forecast customer priorities, our current sales estimate for 2013 is a mid-single digit percentage decline from our 2012 net sales amount, inclusive of the estimated impact of sequestration. Future years could be materially impacted. We expect that the impact of sequestration on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our Missiles and Fire Control (MFC) and Mission Systems and Training (MST) business segments, due to our production contract backlog being funded with money from the U.S. Government’s GFY 2012 and prior budgets. Due to strong performance thus far in 2013, we do not expect our 2013 operating profit and cash flow to decline at the same rate as sales, assuming that no significant sequestration-related restructuring charges will be required. We are unable to reasonably estimate the cost and cash flow impact and timing of restructuring initiatives, if any, that may become necessary in the future (potentially including, but not limited to, severance payments made to employees, facility closure expenses, and impairments of assets, including goodwill) to align our cost structure to a lower sales base.

Potential 2014 Sequestration Impacts

After the President signed into law the Consolidated and Further Continuing Appropriations Act of 2013, which extended funding for all federal agencies through September 30, 2013, the budget focus shifted to the GFY 2014 budget. The President and both houses of Congress have proposed plans that are broadly divergent but share the assumption that sequestration will be reduced or eliminated for GFY 2014. As the U.S. Government’s current fiscal year comes to a close on September 30, 2013, in the coming months Congress will need to pass a new full year appropriations measure or a new continuing resolution to keep the U.S. Government operating. Also, it is expected that in late 2013 the U.S. Government will reach its current debt ceiling limit and Congress will need to raise this debt limit in order for the U.S. Government to continue borrowing money. Either or both of these events will require a negotiated agreement to avoid a government shutdown. In the context of these negotiations, it is possible that existing sequestration cuts to government programs could be kept in place, replaced with different spending cuts, and/or replaced with a package of broader reforms to reduce the federal deficit over the long term through changes in tax policy and entitlement programs.

Other Matters

Despite the continuing uncertainty on U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts intended to avoid the continued implementation of sequestration. Additionally, decreases in production volume associated with sequestration, or other budget cuts intended to avoid further implementation of sequestration, will increase unit costs making our products less affordable for both our domestic and international customers. Sequestration may also result in significant rescheduling or termination activity with our supplier base. Such activity could result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. We expect that these costs will be recovered from our customers.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We are committed to the fair treatment of our employees and compliance with law. Accordingly, with the impacts of sequestration, or other budget cuts intended to replace the continued implementation of sequestration, we will provide affected employees the notice required by the federal and applicable state Worker Adjustment and Retraining Notification (WARN) Acts when we conclude, based on the circumstances and those laws, that notice is required or otherwise appropriate. On September 28, 2012, the Office of Management and Budget and DoD issued guidance intended to assure that the costs of complying with federal and state WARN Acts are recoverable in accordance with Federal Acquisition Regulations and we expect to recover these costs. A March 4, 2013 letter from the Under Secretary of Defense (Acquisition, Technology & Logistics) to the Corporation is consistent with this earlier guidance as it stresses the uncertainty facing the DoD and states that the Corporation will be contacted when specific decisions are made.

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

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Operating results
Net sales	$11,408	$11,921	$22,478	$23,214
Cost of sales	(10,184)	(10,749)	(20,213)	(21,033)
Other income, net	74	20	152	55
Operating profit	1,298	1,192	2,417	2,236
Interest expense	(88)	(96)	(180)	(192)
Other non-operating income (expense), net	1	21	(1)	24
Income tax expense	(352)	(336)	(616)	(619)
Net earnings	$859	$781	$1,620	$1,449
Diluted earnings per common share	$2.64	$2.38	$4.97	$4.41

Amounts reported in other income, net (primarily our share of earnings or losses from equity method investees) on our Statements of Earnings are included in the segment operating profit and segment operating margins of our “Business Segment Results of Operations” but are excluded from the net sales and cost of sales tables below.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Sales

Products sales are predominantly generated in our Aeronautics, MFC, MST, and Space Systems business segments, and most of our services sales are generated in our Information Systems & Global Solutions (IS&GS) and MFC business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales
Products	$9,005	$9,543	$17,711	$18,691
Services	2,403	2,378	4,767	4,523
Total net sales	$11,408	$11,921	$22,478	$23,214

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

Products Sales

Our products sales represent about 80% of our net sales for both the quarters ended June 30, 2013 and June 24, 2012. Product sales decreased $538 million, or 6%, during the quarter ended June 30, 2013, compared to the quarter ended June 24, 2012, primarily due to lower volume and deliveries. Products sales decreased about $315 million at Space Systems primarily due to decreased commercial satellite deliveries and lower volume and risk retirements on the Orion Multi-Purpose Crew Vehicle (Orion) program, partially offset by increased volume on government satellite programs (primarily Advanced Extremely High Frequency (AEHF) and Global Positioning System (GPS)); about $230 million at MST primarily due to the completion of deliveries on the Persistent Threat Detection System (PTDS) program in the quarter ended June 24, 2012, partially offset by higher volume from the Littoral Combat Ship (LCS) program; and about $190 million at IS&GS primarily due to lower volume on various programs. These decreases were partially offset by higher products sales of about $205 million at MFC primarily due to increased volume and risk retirements from air and missile defense programs (primarily Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD)). Products sales at Aeronautics for the quarter ended June 30, 2013 were comparable to the quarter ended June 24, 2012.

Our products sales represent about 80% of our net sales for both the six months ended June 30, 2013 and June 24, 2012. Products sales decreased $980 million, or 5%, during the six months ended June 30, 2013, compared to the six months ended June 24, 2012, primarily due to lower volume and deliveries. Products sales decreased about $555 million at Aeronautics primarily due to fewer deliveries and lower production volume (primarily F-16, C-130, and F-22 programs) and a favorable resolution of a contractual matter on the F-22 program during the quarter ended June 24, 2012, partially offset by higher net sales due to increased production volume and higher risk retirements from F-35 production contracts, increased volume on the F-35 development contract, and increased sustainment activities from C-5 programs. Products sales decreased about $310 million at IS&GS primarily due to lower volume on various programs; about $255 million at MST primarily due to the completion of deliveries on the PTDS program in the quarter ended June 24, 2012, partially offset by increased volume from the LCS program; and about $255 million at Space Systems primarily due to decreased commercial satellite deliveries and lower volume and risk retirements on the Orion program, partially offset by increased volume on government satellite programs (primarily AEHF and GPS). These decreases were partially offset by higher products sales of about $395 million at MFC primarily due to increased volume from air and missile defense programs (primarily PAC-3 and THAAD) and tactical missile programs (primarily Joint Air-to-Surface Standoff Missile (JASSM)).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Services Sales

Our services sales represent about 20% of our net sales for both the quarters and six months ended June 30, 2013 and June 24, 2012. Our services sales increased $25 million, or 1%, during the quarter ended June 30, 2013, compared to the quarter ended June 24, 2012, and increased $244 million, or 5%, during the six months ended June 30, 2013, compared to the six months ended June 24, 2012. Services sales at IS&GS increased about $30 million and about $165 million during the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 24, 2012 primarily due to the start-up of certain programs (primarily the Defense Information Systems Agency – Global Information Grid Services Management-Operations (DISA GSM-O) contract and the National Science Foundation Antarctic Support Contract (NSF ASC)). Services sales at MFC for the quarter ended June 30, 2013 were comparable to the quarter ended June 24, 2012, and increased about $30 million for the six months ended June 30, 2013, compared to the six months ended June 24, 2012, primarily due to higher volume on the Special Operations Forces Contractor Logistics Support Services (SOF CLSS) program.

Cost of Sales

Cost of sales, for both products and services, consist of materials, labor, and subcontracting costs, as well as an allocation of indirect costs (overhead and general and administrative). For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs at the completion of the contract. Our consolidated cost of sales were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Cost of sales
Cost of products sales	$7,815	$8,351	$15,486	$16,431
% of products sales	86.8%	87.5%	87.4%	87.9%
Cost of services sales	2,137	2,115	4,271	4,032
% of services sales	88.9%	88.9%	89.6%	89.1%
Severance charges	—	—	30	—
Other unallocated costs	232	283	426	570
Total cost of sales	$10,184	$10,749	$20,213	$21,033

Due to the nature of POC accounting, changes in our cost of products and services sales are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and with our “Business Segment Results of Operations” section. We have not identified any developing trends in cost of sales that would have a material impact on our future operations.

Cost of Products Sales

Cost of products sales decreased $536 million, or 6%, during the quarter ended June 30, 2013, compared to the quarter ended June 24, 2012, primarily due to lower volume and deliveries. Cost of products sales decreased about $315 million at MST primarily due to the completion of deliveries on the PTDS program in the quarter ended June 24, 2012, and settlement of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program), partially offset by higher cost of products sales due to increased volume on the LCS program. Cost of products sales decreased about $235 million at Space Systems primarily due to decreased commercial satellite deliveries and lower volume on the Orion program, partially offset by increased volume on government satellite programs (primarily AEHF and GPS). Cost of products sales decreased at IS&GS by about $165 million, primarily due to lower volume on various programs. Cost of products sales increased at MFC by about $140 million primarily due to increased volume from air and missile defense programs (primarily PAC-3 and THAAD). Cost of products sales increased at Aeronautics by about $35 million primarily due to lower risk retirements on F-22 and C-130 programs. The 0.7% decrease in the percentage of cost of products sales relative to products sales for the quarter ended June 30, 2013, compared to

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

the quarter ended June 24, 2012, was primarily due to settlement of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program) at MST.

Cost of products sales decreased $945 million, or 6%, during the six months ended June 30, 2013, compared to the six months ended June 24, 2012, primarily due to lower volume and deliveries. Cost of products sales decreased at Aeronautics by about $475 million primarily due to fewer deliveries and lower production volume (primarily F-16, C-130, and F-22 programs), partially offset by higher cost of products sales due to increased production volume from F-35 production contracts, increased volume on the F-35 development contract, increased sustainment activities from C-5 programs, and lower risk retirements (primarily C-130 and C-5 programs). Cost of products sales decreased about $380 million at MST primarily due to the completion of deliveries on the PTDS program in the quarter ended June 24, 2012, increased risk retirements on integrated warfare systems and sensors programs, and settlement of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program), partially offset by higher cost of products sales due to increased volume on the LCS program. Cost of products sales decreased at IS&GS by about $290 million, primarily due to lower volume on various programs. Cost of products sales decreased about $155 million at Space Systems primarily due to decreased commercial satellite deliveries and lower volume on the Orion program, partially offset by increased volume on government satellite programs (primarily AEHF and GPS). Cost of products sales increased at MFC by about $350 million primarily due to increased volume from air and missile defense programs (primarily PAC-3 and THAAD) and increased volume from tactical missile programs (primarily JASSM).

Cost of Services Sales

Our cost of services sales increased $22 million, or 1%, during the quarter ended June 30, 2013 as compared to the quarter ended June 24, 2012, and increased $239 million, or 6%, during the six months ended June 30, 2013 as compared to the six months ended June 24, 2012. Cost of services sales at IS&GS increased about $15 million and $155 million during the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 24, 2012 primarily due to the start-up of certain programs (primarily the DISA GSM-O contract and NSF ASC). Cost of services sales at MFC for the quarter ended June 30, 2013 were comparable to the quarter ended June 24, 2012, and increased about $35 million during the six months ended June 30, 2013, compared to the six months ended June 24, 2012, primarily due to higher volume on the SOF CLSS program.

Severance Charges

During the six months ended June 30, 2013, we recorded severance charges totaling $30 million, net of state tax benefits, which reduced our net earnings by $19 million ($.06 per share). These severance actions were recorded during the quarter ended March 31, 2013, and resulted from a strategic review of our IS&GS business segment to better align our cost structure with changing economic conditions and also reflect changes in program lifecycles. The charges consisted of severance costs associated with the planned elimination of certain positions through either voluntary or involuntary actions. We expect to recover a substantial amount of these severance charges by the end of the first quarter of 2014 through the pricing of our products and services to the U.S. Government and other customers, with the impact included in IS&GS’ results of operations.

Other Unallocated Costs

Other unallocated costs principally include the non-cash FAS/CAS pension adjustment, stock-based compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of products and services sales (see “Note 3 – Business Segment Information” of the Notes to Consolidated Financial Statements (unaudited) included in this Form 10-Q for a description of these items). Other unallocated costs were $232 million and $426 million for the quarter and six months ended June 30, 2013, compared to $283 million and $570 million for the quarter and six months ended June 24, 2012. The decrease in both periods was primarily attributable to the decrease in the non-cash FAS/CAS pension adjustment.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Income, Net

Other income, net for the quarter and six months ended June 30, 2013 was $74 million and $152 million, compared to $20 million and $55 million for the quarter and six months ended June 24, 2012. The increase in both periods was primarily attributable to higher earnings from our equity interest in United Launch Alliance, L.L.C. (ULA) at our Space Systems business segment and changes in other various items, none of which were individually significant.

Interest Expense

Interest expense for the quarter and six months ended June 30, 2013 was $88 million and $180 million, compared to $96 million and $192 million for the quarter and six months ended June 24, 2012. The decrease in both periods was primarily attributable to lower interest rates on our outstanding debt.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the quarter and six months ended June 30, 2013 was $1 million and $(1) million, compared to $21 million and $24 million for the quarter and six months ended June 24, 2012. The decrease in both periods was primarily attributable to a gain from the sale of an investment in the quarter ended June 24, 2012.

Income Tax Expense

Our effective income tax rates were 29.1% and 27.5% for the quarter and six months ended June 30, 2013, and 30.1% and 29.9% for the quarter and six months ended June 24, 2012. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature.

The effective tax rate for the quarter and six months ended June 30, 2013 also benefited from the impact of the U.S. research and development (R&D) tax credit. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstated the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. As the effects of tax law changes are recognized in the period in which new legislation is enacted, $37 million ($.11 per share) of tax benefit attributable to 2012 was recorded during the quarter ended March 31, 2013. In addition, a comparable amount of ongoing tax benefits from the R&D credit attributable to 2013 are being recognized ratably over each quarter of 2013.

Net Earnings

Net earnings for the quarter and six months ended June 30, 2013 and June 24, 2012 were $859 million ($2.64 per share) and $1.6 billion ($4.97 per share) compared to $781 million ($2.38 per share) and $1.4 billion ($4.41 per share) for the quarter and six months ended June 24, 2012. Both net earnings and earnings per share were affected by the factors discussed above.

BUSINESS SEGMENT RESULTS OF OPERATIONS

We operate in five business segments: Aeronautics, IS&GS, MFC, MST, and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, contract progress reports) with our third-party contracts, primarily with the U.S. Government.

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

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales
Aeronautics	$3,407	$3,408	$6,593	$7,114
Information Systems & Global Solutions	2,101	2,263	4,207	4,353
Missiles and Fire Control	2,043	1,843	4,031	3,609
Mission Systems and Training	1,770	2,019	3,600	3,857
Space Systems	2,087	2,388	4,047	4,281
Total net sales	$11,408	$11,921	$22,478	$23,214

Operating profit
Aeronautics	$407	$454	$786	$839
Information Systems & Global Solutions	194	208	383	396
Missiles and Fire Control	381	313	725	684
Mission Systems and Training	275	195	476	352
Space Systems	276	300	506	539
Total business segment operating profit	1,533	1,470	2,876	2,810
Unallocated expenses, net Non-cash FAS/CAS pension adjustment
FAS pension expense	(487)	(486)	(974)	(971)
Less: CAS expense	367	278	733	556
Non-cash FAS/CAS pension adjustment	(120)	(208)	(241)	(415)
Severance charges (a)	—	—	(30)	—
Stock-based compensation	(59)	(45)	(112)	(87)
Other, net	(56)	(25)	(76)	(72)
Total unallocated expenses, net	(235)	(278)	(459)	(574)
Total consolidated operating profit	$1,298	$1,192	$2,417	$2,236

(a)

Severance charges for the six months ended June 30, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment during the quarter ended March 31, 2013 (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not significant are included in business segment operating profit.

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

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

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

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by $585 million and $1.1 billion for the quarter and six months ended June 30, 2013 and $595 million and $1.1 billion for the quarter and six months ended June 24, 2012. The consolidated net adjustments for the quarter and six months ended June 30, 2013 and June 24, 2012 include significant profit reductions on the F-35 development contract as described in our Aeronautics business segment’s results of operations.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales	$3,407	$3,408	$6,593	$7,114
Operating profit	407	454	786	839
Operating margins	11.9%	13.3%	11.9%	11.8%

Aeronautics’ net sales for the quarter ended June 30, 2013 were comparable to the quarter ended June 24, 2012. Net sales increased by approximately $175 million from F-35 production contracts due to increased production volume and higher risk retirements; about $135 million from C-5 programs due primarily to increased aircraft deliveries (one C-5M aircraft delivered in the quarter ended June 30, 2013 compared to none during the quarter ended June 24, 2012) and sustainment activities; and approximately $60 million from the F-35 development contract as a result of increased volume. The increases were offset by lower net sales of approximately $140 million from F-16 programs due to fewer aircraft deliveries (four F-16 aircraft delivered in the quarter ended June 30, 2013 compared to 10 during the quarter ended June 24, 2012) partially offset by increased sustainment volume; about $135 million from F-22 programs, which includes approximately $85 million due to decreased production volume as final aircraft deliveries were completed in the quarter ended June 24, 2012 and about $50 million from the favorable resolution of a contractual matter in the quarter ended June 24, 2012; about $35 million from C-130 programs due to fewer aircraft deliveries (five C-130J aircraft delivered in the quarter ended June 30, 2013 compared to seven during the quarter ended June 24, 2012) partially offset by higher volume on support activities; and approximately $65 million due to decreased volume on various other Aeronautics programs.

Aeronautics’ operating profit for the quarter ended June 30, 2013 decreased $47 million, or 10%, compared to the quarter ended June 24, 2012. The decrease was primarily attributable to lower operating profit of approximately $75 million from F-22 programs, which includes approximately $50 million from the favorable resolution of a contractual matter in the quarter ended June 24, 2012 and about $25 million due to decreased risk retirements and production volume; and about $30 million from C-130 programs primarily due to lower risk retirements and fewer aircraft deliveries. The decreases were partially offset by higher operating profit of approximately $50 million from F-35 production contracts due to increased production volume and higher risk retirements. Operating profit was comparable to the quarter ended June 24, 2012 from both the C-5 program, due to higher sustainment activities offset by lower risk retirements, and the F-16 program, as a result of lower aircraft deliveries offset by increased sustainment volume. Operating profit from the F-35 development contract was comparable to the quarter ended June 24, 2012. The F-35 development contract recorded an approximately $85 million adjustment to reflect the inception-to-date impacts of the downward revisions to the profit booking rate in both the quarter ended June 30, 2013 and the quarter ended June 24, 2012. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $65 million lower for the quarter ended June 30, 2013 compared to the quarter ended June 24, 2012.

Aeronautics’ net sales for the six months ended June 30, 2013 decreased $521 million, or 7%, compared to the six months ended June 24, 2012. The decrease was primarily attributable to lower net sales of approximately $370 million from F-16 programs due to fewer aircraft deliveries (seven F-16 aircraft delivered in the six months ended June 30, 2013 compared to 23 during the six months ended June 24, 2012) partially offset by increased sustainment volume; about $210 million from C-130 programs as a result of fewer aircraft deliveries (11 C-130J aircraft delivered in the six months ended June 30, 2013 compared to 17 during the six months ended June 24, 2012) partially offset by higher volume on support activities; approximately $110 million from F-22 programs, which includes approximately $60 million due to decreased production volume as final aircraft deliveries were completed in the quarter ended June 24, 2012 and $50 million from the favorable resolution of a contractual matter in the quarter ended June 24, 2012; and approximately $110 million due to decreased volume on various other Aeronautics programs. The decreases were partially offset by higher net sales of approximately $125 million from F-35 production contracts due to increased production volume and higher risk retirements; about $120 million from the F-35 development contract due to increased volume; and about $45 million from C-5 programs due to increased sustainment activities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics’ operating profit for the six months ended June 30, 2013 decreased $53 million, or 6%, compared to the six months ended June 24, 2012. The decrease was primarily attributable to lower operating profit of approximately $60 million from F-22 programs, which includes approximately $50 million from the favorable resolution of a contractual matter in the quarter ended June 24, 2012 and about $10 million due to decreased risk retirements and production volume; about $40 million from C-130 programs due to fewer aircraft deliveries and lower risk retirements; and about $25 million from C-5 programs due to lower risk retirements. The decreases were partially offset by higher operating profit of approximately $65 million from F-35 production contracts due to increased production volume and higher risk retirements. Operating profit from the F-16 program was comparable to the six months ended June 24, 2012 as fewer aircraft deliveries were offset by increased sustainment activities and risk retirements. Operating profit from the F-35 development contract was comparable to the six months ended June 24, 2012. The F-35 development contract recorded an approximately $85 million adjustment to reflect the inception-to-date impacts of the downward revisions to the profit booking rate in both the six months ended June 30, 2013 and the six months ended June 24, 2012. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $20 million lower for the six months ended June 30, 2013 compared to the six months ended June 24, 2012.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales	$2,101	$2,263	$4,207	$4,353
Operating profit	194	208	383	396
Operating margins	9.2%	9.2%	9.1%	9.1%

IS&GS’ net sales decreased $162 million, or 7%, for the quarter ended June 30, 2013 and $146 million, or 3%, for the six months ended June 30, 2013 compared to the quarter and six months ended June 24, 2012. The decreases in both periods were attributable to lower net sales of approximately $145 million for the quarter ended June 30, 2013 and about $175 million for the six months ended June 30, 2013 due to decreased volume on various programs (primarily command and control programs); and about $55 million for the quarter ended June 30, 2013 and approximately $120 million for the six months ended June 30, 2013 due to the completion of certain programs (primarily the Transportation Worker Identification Credential contract, Airborne Maritime Fixed Station Joint Tactical Radio System contract, and Outsourcing Desktop Initiative for NASA contract). The decreases were partially offset by higher net sales of approximately $40 million for the quarter ended June 30, 2013 and approximately $150 million for the six months ended June 30, 2013 from the start-up of certain programs (primarily the DISA GSM-O contract and the NSF ASC).

IS&GS’ operating profit decreased $14 million, or 7%, for the quarter ended June 30, 2013 and $13 million, or 3%, for the six months ended June 30, 2013 compared to the quarter and six months ended June 24, 2012. Adjustments not related to volume, including net profit booking rate adjustments and other matters, for the quarter and six months ended June 30, 2013, were comparable to the quarter and six months ended June 24, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales	$2,043	$1,843	$4,031	$3,609
Operating profit	381	313	725	684
Operating margins	18.6%	17.0%	18.0%	19.0%

MFC’s net sales for the quarter ended June 30, 2013 increased $200 million, or 11%, compared to the quarter ended June 24, 2012. The increase was attributable to higher net sales as a result of increased volume and risk retirements of approximately $270 million from air and missile defense programs (primarily PAC-3 and THAAD). The increase was partially offset by lower net sales of about $40 million from tactical missile programs (primarily Multiple Launch Rocket System) as a result of decreased volume and about $30 million on various services programs driven by decreased volume.

MFC’s operating profit for the quarter ended June 30, 2013 increased $68 million, or 22%, compared to the quarter ended June 24, 2012. The increase was primarily attributable to higher operating profit of approximately $60 million due to higher risk retirements and increased volume from air and missile defense programs (primarily THAAD and PAC-3); about $30 million from fire control systems programs (primarily Sniper® and LANTIRN®) due to increased risk retirements; and approximately $30 million from various tactical missile programs due to reducing profit booking rates in the quarter ended June 24, 2012. The increases were partially offset by about $45 million from the favorable resolution of contractual matters recorded in the quarter ended June 24, 2012. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $45 million higher for the quarter ended June 30, 2013 compared to the quarter ended June 24, 2012.

MFC’s net sales for the six months ended June 30, 2013 increased $422 million, or 12%, compared to the six months ended June 24, 2012. The increase was primarily attributable to higher net sales as a result of net increased volume of approximately $300 million from air and missile defense programs (primarily PAC-3 and THAAD), about $130 million from tactical missile programs (primarily JASSM), and approximately $50 million from fire control systems programs (primarily SOF CLSS; Sniper®; and LANTIRN®). The increases were partially offset by lower net sales of about $65 million on various services programs due to decreased volume.

MFC’s operating profit for the six months ended June 30, 2013 increased $41 million, or 6%, compared to the six months ended June 24, 2012. The increase was primarily attributable to higher operating profit of approximately $45 million due to increased volume from air and missile defense programs (primarily THAAD and PAC-3); approximately $30 million from various tactical missile programs due to reducing profit booking rates in the six months ended June 24, 2012 and increased volume in the six months ended June 30, 2013; and about $25 million from fire control systems programs (primarily SOF CLSS; Sniper®; and LANTIRN®) as a result of higher risk retirements and volume. The increases were partially offset by lower operating profit of about $45 million from the favorable resolution of contractual matters recorded in the quarter ended June 24, 2012; and about $15 million due to lower volume on various services programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $15 million lower for the six months ended June 30, 2013 compared to the six months ended June 24, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales	$1,770	$2,019	$3,600	$3,857
Operating profit	275	195	476	352
Operating margins	15.5%	9.7%	13.2%	9.1%

MST’s net sales for the quarter ended June 30, 2013 decreased $249 million, or 12%, compared to the quarter ended June 24, 2012. The decrease was primarily attributable to lower net sales of approximately $215 million from the PTDS program as final surveillance system deliveries occurred in the quarter ended June 24, 2012; and decreased volume of about $80 million from various other programs. The decreases were partially offset by higher net sales of about $45 million from the LCS program due to higher volume.

MST’s operating profit for the quarter ended June 30, 2013 increased $80 million, or 41%, compared to the quarter ended June 24, 2012. The increase was primarily attributable to higher operating profit of approximately $75 million related to settlement of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program); about $25 million from reducing profit booking rates in the quarter ended June 24, 2012 on various training and logistics programs; and approximately $15 million from various other programs due to increased risk retirements. The increases were partially offset by lower operating profit of about $30 million from the PTDS program due to lower risk retirements and completion of deliveries; and approximately $20 million from Vertical Launch System (VLS) programs due to lower risk retirements and volume. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $65 million higher for the quarter ended June 30, 2013 compared to the quarter ended June 24, 2012.

MST’s net sales for the six months ended June 30, 2013 decreased $257 million, or 7%, compared to the six months ended June 24, 2012. The decrease was primarily attributable to lower net sales of approximately $330 million from the PTDS program as final surveillance system deliveries occurred in the quarter ended June 24, 2012; and about $20 million from various other programs due to lower volume. The decreases were partially offset by higher net sales due to increased volume of about $90 million from the LCS program.

MST’s operating profit for the six months ended June 30, 2013 increased $124 million, or 35%, compared to the six months ended June 24, 2012. The increase was primarily attributable to higher operating profit of approximately $75 million related to settlement of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program); approximately $35 million from integrated warfare systems and sensors programs due to increased risk retirements; about $30 million from reducing profit booking rates in the quarter ended June 24, 2012 on various training and logistics services programs; and approximately $40 million from various other programs due to higher volume and risk retirements. The increases were partially offset by lower operating profit of about $45 million from VLS programs due to lower risk retirements and volume; and approximately $30 million from the PTDS program due to lower risk retirements and completion of deliveries. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $100 million higher for the six months ended June 30, 2013 compared to the six months ended June 24, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Six Months Ended

	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net sales	$2,087	$2,388	$4,047	$4,281
Operating profit	276	300	506	539
Operating margins	13.2%	12.6%	12.5%	12.6%

Space Systems’ net sales decreased $301 million, or 13%, for the quarter ended June 30, 2013 and $234 million, or 5%, for the six months ended June 30, 2013 compared to the quarter and six months ended June 24, 2012. The decreases in both periods were primarily attributable to lower net sales of approximately $295 million for the quarter ended June 30, 2013 and about $320 million for the six months ended June 30, 2013 due to decreased commercial satellite deliveries (no commercial satellites delivered in the quarter and six months ended June 30, 2013 compared to two during the quarter and six months ended June 24, 2012); and about $95 million for the quarter ended June 30, 2013 and about $135 million for the six months ended June 30, 2013 from the Orion program due to lower volume and risk retirements. The decreases were partially offset by higher net sales of approximately $90 million for the quarter ended June 30, 2013 and approximately $140 million for the six months ended June 30, 2013 as a result of increased volume on government satellite programs (primarily AEHF and GPS). Additionally, net sales increased by approximately $80 million for the six months ended June 30, 2013 due to higher volume on strategic and defensive missile programs (primarily Fleet Ballistic Missile (FBM)).

Space Systems’ operating profit decreased $24 million, or 8%, for the quarter ended June 30, 2013 and $33 million, or 6%, for the six months ended June 30, 2013 compared to the quarter and six months ended June 24, 2012. The decreases in both periods were attributable to lower operating profit of about $25 million for the quarter and six months ended June 30, 2013 primarily due to decreased commercial satellite deliveries; approximately $35 million for the quarter and six months ended June 30, 2013 from the Orion program due to lower risk retirements and volume; and approximately $10 million for the quarter ended June 30, 2013 and $50 million for the six months ended June 30, 2013 from government satellite programs due to lower risk retirements partially offset by higher volume. The decreases were partially offset by higher operating profit of approximately $50 million for the quarter ended June 30, 2013 and about $65 million for the six months ended June 30, 2013 from higher equity earnings primarily at ULA due to launch-related activities. Additionally, operating profit increased by approximately $10 million for the six months ended June 30, 2013 due to higher volume on strategic and defensive missile programs (primarily FBM). Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $40 million and $75 million lower for the quarter and six months ended June 30, 2013 compared to the quarter and six months ended June 24, 2012.

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $75 million, or 27%, and approximately $140 million, or 28%, of this business segment’s operating profit for the quarter and six months ended June 30, 2013 compared to approximately $25 million, or 8%, and approximately $75 million, or 14%, of this business segment’s operating profit for the quarter and six months ended June 24, 2012.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We have generated strong operating cash flows, which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, share repurchases, dividends, acquisitions, and postretirement benefit plan funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. As discussed in the “Capital Resources” section, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We have access to the credit markets, if needed, for liquidity or general corporate purposes, including letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Six Months Ended
	June 30, 2013	June 24, 2012
Cash and cash equivalents at beginning of period	$1,898	$3,582

Operating activities
Net earnings	1,620	1,449
Non-cash adjustments	614	551
Changes in working capital	(316)	(563)
Other, net	790	(134)
Net cash provided by operating activities	2,708	1,303

Net cash used for investing activities	(347)	(298)

Net cash used for financing activities	(1,414)	(785)
Net change in cash and cash equivalents	947	220

Cash and cash equivalents at end of period	$2,845	$3,802

Operating Activities

Net cash provided by operating activities increased $1.4 billion in the six months ended June 30, 2013 compared to the six months ended June 24, 2012. The increase was driven by a decrease in net tax payments, lower pension contributions, changes in working capital, and improved operating results. During the six months ended June 30, 2013, we made tax payments of $140 million, net of refunds received in the quarter ended March 31, 2013, compared to tax payments of $690 million made during the six months ended June 24, 2012. We made $750 million in contributions to our qualified defined benefit pension plans during the six months ended June 30, 2013 compared to $1.1 billion during the six months ended June 24, 2012. The lower use of working capital (defined as receivables, net and inventories, net less accounts payable and customer advances and amounts in excess of costs incurred) for the six months ended June 30, 2013 compared to the six months ended June 24, 2012 was attributable to increased cash receipts related to accounts receivable, primarily higher collections on the F-35 production contracts, and changes in inventories driven by the timing of production volume, partially offset by changes in accounts payable due to timing of payments.

Early in the third quarter of 2013, we made $750 million in contributions to our qualified defined benefit pension plans, which completes our anticipated funding of $1.5 billion for 2013. Consistent with prior years, we may review options for further contributions in the remainder of 2013.

Investing Activities

The majority of our capital expenditures related to equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures amounted to $282 million and $306 million for the six months ended June 30, 2013 and June 24, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Financing Activities

We paid cash totaling $926 million and $423 million for repurchases of our common stock during the six months ended June 30, 2013 and June 24, 2012. As of June 30, 2013, we had repurchased a total of 63.8 million shares of our common stock under our share repurchase program for $5.1 billion, and there remained $1.4 billion authorized for additional share repurchases. See Part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the quarter ended June 30, 2013.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the six months ended June 30, 2013 and June 24, 2012 totaled $389 million and $235 million. Those exercises resulted in the issuance of 5.1 million shares and 3.6 million shares during the respective periods.

During the six months ended June 30, 2013 and June 24, 2012, we paid dividends totaling $742 million ($2.30 per share) and $653 million ($2.00 per share). Also, during the six months ended June 30, 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities.

Capital Resources

At June 30, 2013, we held cash and cash equivalents of $2.8 billion. As of June 30, 2013, approximately $500 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash was repatriated at June 30, 2013, the amount of U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts, amounted to $6.1 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of June 30, 2013, we were in compliance with all covenants contained in our debt and credit agreements.

At June 30, 2013, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through June 30, 2013. We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through June 30, 2013. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $694 million at June 30, 2013, an increase of $655 million from December 31, 2012. The increase was primarily due to net earnings of $1.6 billion, employee stock activity of $622 million, and the recognition of previously deferred amounts related to our postretirement benefit plans of $507 million. These increases were partially offset by dividends declared of $1.1 billion during the six months ended June 30, 2013 and $914 million related to the 9.5 million shares of common stock repurchases we committed to during the six months ended June 30, 2013. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

OTHER MATTERS

Status of F-35 Program

The F-35 program consists of multiple contracts. The development contract is being performed concurrently with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine, and Navy variants, commitments from our eight international partners and two international customers, as well as expressions of interest from other countries.

On the development contract, the U.S. Government continues to complete various operational tests, including the first vertical takeoff, night time vertical landing, and in-flight missile launch test flights at Edwards Air Force Base and Naval Air Station Patuxent River during the quarter ended June 30, 2013. The development contract was modified during the quarter ended June 30, 2013 to provide for $350 million in remaining available incentive fees. Approximately $100 million of the remaining available incentive fees will be allocated to specific milestones to be achieved during 2015 through 2017 and $250 million will be allocated to a customer assessment of performance at the end of the development contract. The revised contract also requires minimum fee payments on an annual basis. During the quarter ended June 30, 2013, we reduced the profit booking rate on the contract after revising our estimate of fees that we will earn on the contract as well as our cost estimates. This revision reduced profit by $85 million for the quarter and six months ended June 30, 2013, reflecting the inception to date impact of the change in the profit booking rate.

Progress continues to be made on the production of aircraft. In the quarter ended June 30, 2013, the F-35 program reached a significant milestone as we currently have our 100th aircraft in final assembly. Additionally, we delivered 12 aircraft to our domestic and international customers during the quarter ended June 30, 2013, bringing cumulative deliveries to 50 production aircraft including delivery of the first F-35C Navy carrier variant production aircraft. We have 76 production aircraft in backlog as of June 30, 2013.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, receiving funding for production contracts on a timely basis, contractual withholds, executing future flight tests, and findings resulting from testing.

Contingencies

For information regarding our contingent obligations, including off-balance sheet arrangements, see “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements (unaudited) included in this Form 10-Q.

Critical Accounting Policies

During the quarter ended June 30, 2013, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

Lockheed Martin Corporation

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to the following sections of our Annual Report on Form 10-K for the year ended December 31, 2012: Quantitative and Qualitative Disclosures About Market Risk, “Note 1 – Significant Accounting Policies,” under the caption “Derivative financial instruments,” and “Note 8 – Debt” of the Notes to Consolidated Financial Statements. Our exposures to market risk have not changed materially since December 31, 2012.

ITEM 4.  Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of June 30, 2013.

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

Lockheed Martin Corporation

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

Lockheed Martin Corporation

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal proceedings with certainty. See “Note 6 – Legal Proceedings and Contingencies” of the Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q and our Form 10-Q for the quarter ended March 31, 2013, and “Note 12 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) filed with the U.S. Securities and Exchange Commission.

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

ITEM 1A.  Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) describes some of the risks and uncertainties associated with our business, including sequestration. Sequestration is further discussed in the “Industry Considerations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2012 Form 10-K.

Lockheed Martin Corporation

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended June 30, 2013.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended June 30, 2013.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
				(in millions)
April 1, 2013 – April 28, 2013	683,758	$96.40	677,103	$1,772
April 29, 2013 – May 26, 2013	1,191,488	$103.42	1,187,511	$1,650
May 27, 2013 – June 30, 2013	2,330,614	$106.83	2,329,390	$1,401
Total	4,205,860 (c)	$104.17	4,194,004	$1,401

(a)

We close our books and records on the last Sunday of each month to align our financial closing with our business processes. This practice does not affect the month of December, as our fiscal year ends on December 31.

(b)

On October 25, 2010, our Board of Directors approved a share repurchase program (the Program) pursuant to which we are authorized to repurchase up to $6.5 billion of our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. Under the Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We may also make purchases under the Program pursuant to a Rule 10b5-1 plan. The Program does not have an expiration date. As of June 30, 2013, we had repurchased a total of 63.8 million shares of our common stock under the Program for $5.1 billion.

(c)

Of the total number of shares purchased during the quarter ended June 30, 2013, 11,856 shares were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases are made pursuant to a separate authorization by our Board of Directors and are not included within the Program.

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

Lockheed Martin Corporation
(Registrant)

Date: July 24, 2013	By:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)