Form 10-Q
period 2013-09-29
LOCKHEED MARTIN CORP
filed 2013-10-25
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2013

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

There were 320,307,248 shares of our common stock, $1 par value per share, outstanding as of September 29, 2013.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended September 29, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales
Products	$8,859	$9,495	$26,570	$28,186
Services	2,488	2,374	7,255	6,897

Total net sales	11,347	11,869	33,825	35,083

Cost of sales
Products	(7,759)	(8,413)	(23,245)	(24,844)
Services	(2,202)	(2,154)	(6,473)	(6,186)
Severance charges	—	(23)	(30)	(23)
Other unallocated costs	(202)	(259)	(628)	(829)

Total cost of sales	(10,163)	(10,849)	(30,376)	(31,882)

Gross profit	1,184	1,020	3,449	3,201
Other income, net	70	117	222	172

Operating profit	1,254	1,137	3,671	3,373
Interest expense	(84)	(97)	(264)	(289)
Other non-operating income, net	3	6	2	30

Earnings from continuing operations before income taxes	1,173	1,046	3,409	3,114
Income tax expense	(331)	(319)	(947)	(938)

Net earnings from continuing operations	842	727	2,462	2,176
Net earnings from discontinued operations	31	—	31	—

Net earnings	$873	$727	$2,493	$2,176

Earnings per common share
Basic
Continuing operations	$2.62	$2.25	$7.66	$6.72
Discontinued operations	.10	—	.10	—

Basic earnings per common share	$2.72	$2.25	$7.76	$6.72

Diluted
Continuing operations	$2.57	$2.21	$7.54	$6.62
Discontinued operations	.09	—	.09	—

Diluted earnings per common share	$2.66	$2.21	$7.63	$6.62

Cash dividends paid per common share	$1.15	$1.00	$3.45	$3.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net earnings	$873	$727	$2,493	$2,176
Other comprehensive income, net of tax
Recognition of previously deferred postretirement benefit plan amounts	254	249	761	655
Other, net	52	33	(3)	20

Other comprehensive income, net of tax	306	282	758	675

Comprehensive income	$1,179	$1,009	$3,251	$2,851

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	September 29, 2013	December 31, 2012

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,661	$1,898
Receivables, net	6,919	6,563
Inventories, net	2,920	2,937
Deferred income taxes	1,167	1,269
Other current assets	452	1,188

Total current assets	14,119	13,855

Property, plant, and equipment, net	4,598	4,675
Goodwill	10,534	10,370
Deferred income taxes	4,657	4,809
Other noncurrent assets	4,999	4,948

Total assets	$38,907	$38,657

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,928	$2,038
Customer advances and amounts in excess of costs incurred	6,350	6,503
Salaries, benefits, and payroll taxes	1,737	1,649
Current portion of long-term debt	—	150
Other current liabilities	2,278	1,815

Total current liabilities	12,293	12,155

Accrued pension liabilities	14,135	15,278
Other postretirement benefit liabilities	1,219	1,220
Long-term debt, net	6,156	6,158
Other noncurrent liabilities	3,827	3,807

Total liabilities	37,630	38,618

Stockholders’ equity
Common stock, $1 par value per share	318	321
Additional paid-in capital	—	—
Retained earnings	13,694	13,211
Accumulated other comprehensive loss	(12,735)	(13,493)

Total stockholders’ equity	1,277	39

Total liabilities and stockholders’ equity	$38,907	$38,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Nine Months Ended

	September 29, 2013	September 30, 2012

Operating activities
Net earnings	$ 2,493	$ 2,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	704	711
Stock-based compensation	150	129
Severance charges	30	23
Changes in operating assets and liabilities:
Receivables, net	(310)	(365)
Inventories, net	18	(387)
Accounts payable	(119)	(86)
Customer advances and amounts in excess of costs incurred	(157)	(3)
Postretirement benefit plans	(20)	329
Income taxes	690	48
Other, net	129	301

Net cash provided by operating activities	3,608	2,876

Investing activities
Capital expenditures	(491)	(514)
Acquisitions of businesses and investments in affiliates	(266)	(29)
Other, net	(27)	16

Net cash used for investing activities	(784)	(527)

Financing activities
Repurchases of common stock	(1,533)	(708)
Proceeds from stock option exercises	749	337
Dividends paid	(1,112)	(979)
Repayments of long-term debt	(150)	—
Other, net	(15)	71

Net cash used for financing activities	(2,061)	(1,279)

Net change in cash and cash equivalents	763	1,070
Cash and cash equivalents at beginning of period	1,898	3,582

Cash and cash equivalents at end of period	$ 2,661	$ 4,652

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2011	$ 321	$ —	$ 11,937	$ (11,257)	$ 1,001
Net earnings	—	—	2,176	—	2,176
Other comprehensive income, net of tax	—	—	—	675	675
Repurchases of common stock	(8)	(669)	(45)	—	(722)
Dividends declared	—	—	(1,365)	—	(1,365)
Stock-based awards and ESOP activity	8	669	—	—	677

Balance at September 30, 2012	$ 321	$ —	$ 12,703	$ (10,582)	$ 2,442

Balance at December 31, 2012	$ 321	$ —	$ 13,211	$ (13,493)	$ 39
Net earnings	—	—	2,493	—	2,493
Other comprehensive income, net of tax	—	—	—	758	758
Repurchases of common stock	(15)	(1,097)	(451)	—	(1,563)
Dividends declared	—	—	(1,559)	—	(1,559)
Stock-based awards and ESOP activity	12	1,097	—	—	1,109

Balance at September 29, 2013	$ 318	$ —	$ 13,694	$ (12,735)	$ 1,277

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

We close our books and records on the last Sunday of the calendar quarter to align our financial closing with our business processes, which was on September 29 for the third quarter of 2013 and September 30 for the third quarter of 2012. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

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

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Weighted average common shares outstanding for basic computations	321.3	323.5	321.3	324.0
Weighted average dilutive effect of equity awards	6.2	4.8	5.3	4.6

Weighted average common shares outstanding for diluted computations	327.5	328.3	326.6	328.6

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

The computation of diluted earnings per common share excluded 3.2 million stock options for the nine months ended September 29, 2013 and 6.5 million and 8.6 million stock options for the quarter and nine months ended September 30, 2012 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock during the respective periods. There were no anti-dilutive stock options for the quarter ended September 29, 2013.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales
Aeronautics	$3,632	$3,698	$10,225	$10,812
Information Systems & Global Solutions	2,059	2,292	6,266	6,645
Missiles and Fire Control	2,003	1,951	6,034	5,560
Mission Systems and Training	1,698	1,862	5,298	5,719
Space Systems	1,955	2,066	6,002	6,347

Total net sales	$11,347	$11,869	$33,825	$35,083

Operating profit
Aeronautics	$412	$415	$1,198	$1,254
Information Systems & Global Solutions	187	209	570	605
Missiles and Fire Control	356	300	1,081	984
Mission Systems and Training	216	198	692	550
Space Systems	284	312	790	851

Total business segment operating profit	1,455	1,434	4,331	4,244
Unallocated expenses, net
Severance charges (a)	—	(23)	(30)	(23)
Other unallocated expenses, net (b)	(201)	(274)	(630)	(848)

Total consolidated operating profit	$1,254	$1,137	$3,671	$3,373

Intersegment sales

Aeronautics	$53	$55	$152	$145
Information Systems & Global Solutions	160	231	523	659
Missiles and Fire Control	72	70	196	225
Mission Systems and Training	249	230	728	667
Space Systems	25	32	74	84

Total intersegment sales	$559	$618	$1,673	$1,780

(a)	Severance charges during the nine months ended September 29, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment during the quarter ended March 31, 2013. Severance charges during the quarter and nine months ended September 30, 2012 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our former Electronic Systems business segment (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not significant are included in business segment operating profit.
(b)	Other unallocated expenses, net for the quarter and nine months ended September 30, 2012 includes amounts related to discontinued operations that are not significant.

Total assets for each of our business segments were as follows (in millions):

	September 29, 2013	December 31, 2012

Assets
Aeronautics	$ 6,556	$ 6,525
Information Systems & Global Solutions	5,811	5,664
Missiles and Fire Control	4,259	4,186
Mission Systems and Training	6,724	6,589
Space Systems	3,465	3,478

Total business segment assets	26,815	26,442
Corporate assets (a)	12,092	12,215

Total assets	$ 38,907	$ 38,657

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, stealth fighter aircraft. Net sales for the F-35 program represented approximately 16% and 15% of our total consolidated net sales for the quarter and nine months ended September 29, 2013 and 15% and 14% for the quarter and nine months ended September 30, 2012.

NOTE 4 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	September 29, 2013	December 31, 2012

Work-in-process, primarily related to long-term contracts and programs in progress	$ 7,186	$ 7,000
Less: customer advances and progress payments	(4,876)	(4,932)

	2,310	2,068
Other inventories	610	869

Total inventories, net	$ 2,920	$ 2,937

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The components of our pretax net periodic benefit costs for our significant qualified defined benefit pension plans and retiree medical and life insurance plans were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Qualified defined benefit pension plans
Service cost	$ 286	$ 264	$ 857	$ 791
Interest cost	450	471	1,350	1,413
Expected return on plan assets	(621)	(547)	(1,864)	(1,640)
Recognized net actuarial losses	352	279	1,058	837
Amortization of prior service cost	20	18	60	55

Total net periodic benefit cost	$ 487	$ 485	$ 1,461	$ 1,456

Retiree medical and life insurance plans
Service cost	$ 7	$ 7	$ 21	$ 21
Interest cost	29	33	87	99
Expected return on plan assets	(36)	(33)	(109)	(99)
Recognized net actuarial losses	11	8	33	24
Amortization of prior service credit	(4)	(3)	(13)	(9)

Total net periodic benefit cost	$ 7	$ 12	$ 19	$ 36

The recognized net actuarial losses and the amortization of prior service cost (credit) in the table above, as well as similar costs related to our other postretirement benefit plans, reflect costs that were recorded as a component of net periodic benefit cost for the period. These costs totaled $254 million (net of $138 million of tax expense) and $761 million (net of $417 million of tax expense) for the quarter and nine months ended September 29, 2013, and $249 million (net of $136 million of tax expense) and $655 million (net of $358 million of tax expense) for the quarter and nine months ended September 30, 2012, which are recorded on our Statements of Comprehensive Income as an increase to comprehensive income.

We determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006. During the quarter and nine months ended September 29, 2013, we made $750 million and $1.5 billion in contributions to our qualified defined benefit pension plans, which completes our planned funding for 2013. During the quarter and nine months ended September 29, 2013, there were no contributions to our retiree medical and life insurance plans, and no contributions are required in 2013. Consistent with prior years, we may review options for further contributions to the plans in the remainder of 2013.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

At September 29, 2013 and December 31, 2012, the aggregate amount of liabilities recorded relative to environmental matters was $982 million and $950 million, of which $888 million and $844 million is recorded in other noncurrent liabilities on our Balance Sheets at September 29, 2013 and December 31, 2012, with the remainder recorded in other current liabilities. We have recorded receivables totaling $849 million and $821 million at September 29, 2013 and December 31, 2012, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. Of those amounts, $765 million and $730 million are recorded in other noncurrent assets on our Balance Sheets at September 29, 2013 and December 31, 2012, with the remainder recorded in other current assets. We project costs and recovery of costs over approximately 20 years.

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

California and the U.S. Environmental Protection Agency (U.S. EPA) are each evaluating the need to regulate hexavalent chromium in drinking water, distinct from the current standards which regulate total chromium. In 2011, California’s health risk agency announced a non-enforceable public health goal for hexavalent chromium which California’s regulatory agency must consider when promulgating an enforceable drinking water standard, which it is expected to do by late 2014. The goal calls for levels significantly below levels encompassed within the current total chromium standard. In August 2013, California’s regulatory agency proposed a draft drinking water standard for hexavalent chromium closer to levels encompassed within the current standard. We expect that environmental groups will continue to seek a standard closer to the non-enforceable public health goal and we cannot predict the outcome of California’s regulatory proceedings. In addition, California is also reevaluating its existing drinking water standard with respect to a second contaminant, perchlorate, and the U.S. EPA is also considering whether to regulate that contaminant in drinking water. With respect to either contaminant, if substantially lower standards are adopted, in either California or at the federal level, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as joint venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.4 billion and $2.2 billion at September 29, 2013 and December 31, 2012.

At September 29, 2013 and December 31, 2012, third-party guarantees totaled $763 million and $816 million, of which approximately 80% and 85% related to guarantees of contractual performance of joint ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the joint venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a joint venture partner. We believe our current and former joint venture partners will be able to perform their obligations, as they have done through September 29, 2013, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former joint venture partners.

United Launch Alliance

In connection with our 50% ownership interest of United Launch Alliance, L.L.C. (ULA), we and The Boeing Company (Boeing) have each received distributions totaling $527 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. Based on current expectations of ULA’s cash flow needs, we currently believe that ULA should have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements during the remainder of 2013.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through September 29, 2013, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	September 29, 2013			December 31, 2012

	Total	Level 1	Level 2	Total	Level 1	Level 2

Assets
Equity securities	$77	$77	$—	$75	$75	$—
Mutual funds	477	477	—	418	418	—
U.S. Government securities	214	—	214	213	—	213
Other securities	133	—	133	141	—	141
Derivatives	38	—	38	39	—	39
Liabilities
Derivatives	21	—	21	25	—	25

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using model-derived valuations in which all significant inputs are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 29, 2013.

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

The aggregate notional amount of our outstanding foreign currency hedges at September 29, 2013 and December 31, 2012 was $1.1 billion and $1.3 billion. The aggregate notional amount of our outstanding interest rate swaps at September 29, 2013 and December 31, 2012 was $1.2 billion and $503 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters and nine months ended September 29, 2013 and September 30, 2012. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying values for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $7.4 billion and $8.2 billion at September 29, 2013 and December 31, 2012, and the outstanding principal amount was $7.0 billion and $7.2 billion at September 29, 2013 and December 31, 2012, excluding unamortized discounts of $885 million and $892 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

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

In any particular period, due to the nature of inception-to-date adjustments and other changes in estimates that can occur, such as the resolution of contractual matters, reserves for disputes, asset impairments, and insurance recoveries, among others, the comparability of our sales, segment operating profit, and segment operating margins may be affected. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by $510 million and $1.6 billion for the quarter and nine months ended September 29, 2013 and $430 million and $1.5 billion for the quarter and nine months ended September 30, 2012. These adjustments increased net earnings by $330 million ($1.01 per share) and $1.0 billion ($3.12 per share) for the quarter and nine months ended September 29, 2013 and $280 million ($.85 per share) and $980 million ($2.98 per share) for the quarter and nine months ended September 30, 2012.

Stockholders’ Equity

Repurchases of Common Stock

During the nine months ended September 29, 2013, we paid $1.5 billion to repurchase 14.5 million shares of our common stock. We reduced stockholders’ equity by $1.6 billion, which represents the 14.7 million shares of common stock repurchases we committed to during the nine months ended September 29, 2013, a portion of which settled in cash during the fourth quarter of 2013.

On September 26, 2013, our Board of Directors approved a $3.0 billion increase to our share repurchase program. We had total remaining authorization of $3.8 billion for future common share repurchases under our program as of September 29, 2013. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

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

Dividends

We declared cash dividends totaling $434 million ($1.33 per share) and $1.6 billion ($4.78 per share) for the quarter and nine months ended September 29, 2013 and $706 million ($2.15 per share) and $1.4 billion ($4.15 per share) for the quarter and nine months ended September 30, 2012. Dividends declared for the quarter ended September 29, 2013 represent our 2013 fourth quarter dividend, a per share increase of 16% over our 2013 third quarter dividend of $1.15 per share which we declared in the second quarter of 2013.

Accumulated Other Comprehensive Loss

Changes in the balance of accumulated other comprehensive loss (AOCL), net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL

Balance at December 31, 2011	$(11,186)	$(71)	$(11,257)
Other comprehensive income before reclassifications	—	15	15
Amounts reclassified from AOCL
Net actuarial losses (a)	626	—	626
Prior service cost (a)	29	—	29
Other	—	5	5

Total reclassified from AOCL	655	5	660

Total other comprehensive income	655	20	675

Balance at September 30, 2012	$(10,531)	$(51)	$(10,582)

Balance at December 31, 2012	$(13,532)	$39	$(13,493)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from AOCL
Net actuarial losses (a)	730	—	730
Prior service cost (a)	31	—	31
Other	—	(2)	(2)

Total reclassified from AOCL	761	(2)	759

Total other comprehensive income	761	(3)	758

Balance at September 29, 2013	$(12,771)	$36	$(12,735)

(a)	Amounts related to our postretirement benefit plans that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented (Note 5). These amounts include the amortization of net actuarial losses of $243 million and $240 million for the quarters ended September 29, 2013 and September 30, 2012 and prior service cost of $11 million and $9 million for the quarters ended September 29, 2013 and September 30, 2012.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Income Taxes

Our effective income tax rates were 28.2% and 27.8% for the quarter and nine months ended September 29, 2013, and 30.5% and 30.1% for the quarter and nine months ended September 30, 2012. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature.

The effective tax rate for the quarter and nine months ended September 29, 2013 also benefited from U.S. research and development (R&D) tax credits. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstated the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. As the effects of tax law changes are recognized in the period in which new legislation is enacted, $37 million ($.11 per share) of tax benefit attributable to 2012 was recorded during the quarter ended March 31, 2013. In addition, comparable amounts of ongoing tax benefits from the R&D credit attributable to 2013 are being recognized ratably over each quarter of 2013.

We made net federal and foreign income tax payments of $387 million (net of a $550 million refund from the Internal Revenue Service primarily attributable to our tax-deductible pension contribution and debt exchange transaction during the fourth quarter of 2012) and $892 million during the nine months ended September 29, 2013 and September 30, 2012.

Discontinued Operations

Discontinued operations for the quarter and nine months ended September 29, 2013 include a benefit of $31 million resulting from the resolution of certain tax matters related to a business previously sold.

Severance Activities

During the nine months ended September 29, 2013, we recorded severance charges totaling $30 million, net of state tax benefits, which reduced our net earnings by $19 million ($.06 per share). These severance actions were recorded during the quarter ended March 31, 2013, and resulted from a strategic review of our IS&GS business segment to better align our cost structure with changing economic conditions and also reflect changes in program lifecycles. The charges consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. During the nine months ended September 29, 2013, we paid all of the severance payments associated with these actions.

During the quarter and nine months ended September 30, 2012, we recorded severance charges totaling $23 million, net of state tax benefits, in connection with the reorganization of our former Electronic Systems business segment in 2012. The severance charge reduced our net earnings by $15 million ($.05 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. During the nine months ended September 29, 2013, we paid substantially all of the severance payments associated with these 2012 actions.

During the nine months ended September 29, 2013, we paid all of the severance payments associated with the elimination of certain positions at our Aeronautics business segment, for which we recorded charges in the fourth quarter of 2012 totaling $25 million.

Long-term Debt

In April 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities.

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of September 29, 2013, and the related consolidated statements of earnings and comprehensive income for the quarters and nine months ended September 29, 2013 and September 30, 2012, and the consolidated statements of cash flows and stockholders’ equity for the nine months ended September 29, 2013 and September 30, 2012. These financial statements are the responsibility of the Corporation’s management.

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

October 24, 2013

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

Subject to uncertainties discussed in the “Industry Considerations” section below, we continue to expect 2013 net sales will decline at a mid-single digit percentage rate from our record 2012 net sales amount. We expect our 2013 segment operating profit will be comparable to 2012 levels due to improved contract performance, and 2013 segment operating profit margin will accordingly be slightly higher than 2012 levels.

We expect 2014 net sales will decline slightly from 2013 levels and that business segment operating margin will remain above 11.5%. Our preliminary outlook for 2014 assumes all impacts known to us associated with sequestration, the U.S. Government continues to support and fund our key programs, and Congress approves budget legislation for government fiscal year (GFY) 2014 on a timely basis. Changes in circumstances may require us to revise our assumptions, which could materially reduce our 2014 net sales and earnings trends discussed above.

The potential collateral effects of U.S. Government spending reductions such as significant rescheduling or termination activity with our supplier base, contractual actions (including partial or complete terminations), severance payments made to our employees, expenses for facilities closures, and impairment of assets (including goodwill) are not included in the estimates above.

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The U.S. Government, our principal customer, continues to face significant fiscal and economic challenges such as financial deficits, budget uncertainty, increasing debt levels, and an economy with restrained growth. In order to address these challenges, the U.S. Government continues to focus on discretionary spending, entitlements, taxes, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. In doing so, the Administration and Congress must balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (Budget Act). The Budget Act established limits on discretionary spending, which will reduce planned defense spending by a minimum of $487 billion over a 10 year period that began with GFY 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30).

The Budget Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, that will further reduce planned defense spending by approximately $500 billion over a nine-year period that began in GFY 2013. While the defense budget will sustain the largest single reduction, other civil agencies and programs will also be impacted by material spending reductions. In light of the Budget Act and deficit reduction pressures, it is likely that discretionary spending by the U.S Government will remain constrained for a number of years.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Potential Sequestration Impacts

For GFY 2013, which ended on September 30, 2013, sequestration resulted in a $37 billion reduction to the defense budget in addition to reductions as a result of the discretionary spending limits already imposed under the Budget Act. The impacts of sequestration in GFY 2013 were lessened due to congressional actions that reduced the cuts as well as the DoD’s ability to allocate a portion of the reductions to prior year unobligated balances and multi-year investment appropriations. Accordingly, we have experienced minimal impacts to date.

There is uncertainty regarding how sequester cuts beyond GFY 2013 will be applied as the DoD may have significantly less flexibility regarding how to allocate cuts in future years. Importantly, the continued application of sequester reductions on multi-year investment appropriations could have a compounding effect that would increase the impact of sequestration on available budgetary resources with the full impact materializing in future years. While our key programs continue to be supported at the lower funding levels, they are subject to potentially significant reductions in future years. Accordingly, our operating results in future years could be materially impacted.

On October 1, 2013, non-essential functions of the U.S. Government temporarily shut down because Congress was unable to pass legislation providing appropriations authority for the government to continue to operate for GFY 2014. During the shutdown we continued to support our customers and perform on our contracts except as directed otherwise by our customers. As a result of the shutdown we temporarily placed a portion of our employees on directed vacation.

Congress still has not passed the GFY 2014 budget. However, on October 16, 2013 Congress passed a continuing resolution funding measure to finance all U.S. Government activities through January 15, 2014 and raised the debt ceiling through February 7, 2014. Under this continuing resolution, partial-year funding is available at prior year levels, subject to certain restrictions, but new spending initiatives are not authorized. Our key programs continue to be supported and funded under the continuing resolution. However, during periods covered by continuing resolutions (or until the regular appropriation bills are passed), and pending decisions related to sequestration, we may experience delays in procurement of products and services and collection of payment due to lack of funding, and such delays may affect our results of operations.

Generally, we expect that the impact of sequestration on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our Missiles and Fire Control (MFC) and Mission Systems and Training (MST) business segments, due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Information Systems & Global Solutions (IS&GS) business segment and certain services businesses within our MFC and MST business segments.

Other Matters

Sequestration, if left unmodified, could have significant negative impacts on our industry and company in future periods. There may be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that will severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. We expect that sequestration, or other future budgetary cuts in lieu of sequestration, will have a material negative effect on our company.

Despite the continued uncertainty surrounding U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts in lieu of sequestration. Additionally, decreases in production volume associated with sequestration, or other budget cuts in lieu of sequestration, will increase unit costs making our products less affordable for both our domestic and international customers. Sequestration may also result in significant rescheduling or termination activity with our supplier base. Such activity could result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. We expect that these costs will be recovered from our customers.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

We are committed to the fair treatment of our employees and compliance with law. Accordingly, with respect to layoffs resulting from sequestration, other budget cuts in lieu of sequestration, or any future government shutdown, we will provide affected employees the notice required by the federal and applicable state Worker Adjustment and Retraining Notification (WARN) Acts when we conclude, based on the circumstances and those laws, that notice is required or otherwise appropriate. With respect to layoffs resulting from sequestration, on September 28, 2012, the Office of Management and Budget and DoD issued guidance intended to assure that the costs of complying with federal and state WARN Acts are recoverable in accordance with Federal Acquisition Regulations and we expect to recover these costs. A March 4, 2013 letter from the Under Secretary of Defense (Acquisition, Technology & Logistics) to the Corporation is consistent with this earlier guidance as it stresses the uncertainty facing the DoD and states that the Corporation will be contacted when specific decisions are made.

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

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Operating results
Net sales	$11,347	$11,869	$33,825	$35,083
Cost of sales	(10,163)	(10,849)	(30,376)	(31,882)
Other income, net	70	117	222	172

Operating profit	1,254	1,137	3,671	3,373
Interest expense	(84)	(97)	(264)	(289)
Other non-operating income, net	3	6	2	30
Income tax expense	(331)	(319)	(947)	(938)

Net earnings from continuing operations	842	727	2,462	2,176
Net earnings from discontinued operations	31	—	31	—

Net earnings	$873	$727	$2,493	$2,176

Diluted earnings per common share
Continuing operations	$2.57	$2.21	$7.54	$6.62
Discontinued operations	.09	—	.09	—

Total	$2.66	$2.21	$7.63	$6.62

Amounts reported in other income, net (primarily our share of earnings or losses from equity method investees) on our Statements of Earnings are included in the segment operating profit and segment operating margins of our “Business Segment Results of Operations” but are excluded from the consolidated net sales and cost of sales tables below.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Sales

Products sales are predominantly generated in our Aeronautics, MFC, MST, and Space Systems business segments, and most of our services sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales
Products	$8,859	$9,495	$26,570	$28,186
Services	2,488	2,374	7,255	6,897

Total net sales	$11,347	$11,869	$33,825	$35,083

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

Products Sales

Our products sales represent about 80% of our net sales for both the quarters ended September 29, 2013 and September 30, 2012. Products sales decreased $636 million, or 7%, during the quarter ended September 29, 2013, compared to the quarter ended September 30, 2012, primarily due to lower volume and deliveries. Products sales decreased at IS&GS about $275 million primarily for various programs due to lower volume. Products sales decreased at MST approximately $190 million primarily for various integrated warfare systems and sensors programs (primarily Aegis) and ship and aviation systems programs (primarily Persistent Threat Detection System (PTDS) and MH-60) due to lower volume. Products sales decreased at Aeronautics approximately $130 million for various programs (primarily F-16 and F-22) due to lower volume and deliveries. Products sales decreased at Space Systems approximately $115 million primarily due to lower volume for the Orion Multi-Purpose Crew Vehicle (Orion) program and government satellite programs (primarily Space-Based Infrared System (SBIRS) and Mobile User Objective System (MUOS), partially offset by Advanced Extremely High Frequency (AEHF)). Products sales increased at MFC about $75 million primarily for air and missile defense programs (primarily Terminal High Altitude Area Defense (THAAD), and Patriot Advanced Capability-3 (PAC-3)) due to increased volume and risk retirements.

Our products sales represent about 80% of our net sales for both the nine months ended September 29, 2013 and September 30, 2012. Products sales decreased $1.6 billion, or 6%, during the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, primarily due to lower volume and deliveries. Products sales decreased at Aeronautics about $685 million for various programs (primarily F-16, C-130, and F-22) due to fewer deliveries and lower production volume and a favorable resolution of a contractual matter for the F-22 program during the second quarter of 2012. The decrease at Aeronautics was partially offset by higher products sales for F-35 production contracts due to increased production volume and higher risk retirements, for the F-35 development contract due to increased volume, and for C-5 programs due to increased modernization activities. Products sales decreased approximately $585 million at IS&GS for various programs due to lower volume. Products sales decreased at MST about $445 million primarily for the PTDS program due to the completion of deliveries during the second quarter of 2012 and various integrated warfare systems and sensors programs due to lower volume. The decrease at MST was partially offset by the Littoral Combat Ship (LCS) program due to increased volume. Products sales decreased at Space Systems about $370 million primarily for commercial satellite programs due to fewer deliveries and for the Orion program due to lower volume and risk retirements. The decrease at Space Systems was partially offset by government satellite programs (primarily AEHF) due to increased volume. Products sales increased at MFC approximately $465 million primarily for air and missile defense programs (primarily PAC-3 and THAAD) and tactical missile programs (primarily Joint Air-to-Surface Standoff Missile (JASSM)) due to increased volume and deliveries.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Services Sales

Our services sales represent about 20% of our net sales for both the quarters and nine months ended September 29, 2013 and September 30, 2012. Our services sales increased $114 million, or 5%, during the quarter ended September 29, 2013, compared to the quarter ended September 30, 2012, and increased $358 million, or 5%, during the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012. Services sales at IS&GS increased about $40 million and about $210 million during the quarter and nine months ended September 29, 2013 primarily due to the start-up of certain programs (primarily Defense Information Systems Agency – Global Information Grid Services Management-Operations (DISA GSM-O) and National Science Foundation Antarctic Support (NSF AS)). Services sales at Aeronautics increased approximately $65 million and approximately $95 million during the quarter and nine months ended September 29, 2013 across various programs (primarily F-16) due to increased sustainment activities. Services sales at MST increased approximately $25 million in both the quarter and nine months ended September 29, 2013 primarily for various integrated warfare systems and sensors programs due to increased sustainment activities.

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

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 29, 2012

Cost of sales
Cost of products sales	$7,759	$8,413	$23,245	$24,844
% of products sales	87.6%	88.6%	87.5%	88.1%
Cost of services sales	2,202	2,154	6,473	6,186
% of services sales	88.5%	90.7%	89.2%	89.7%
Severance charges	—	23	30	23
Other unallocated costs	202	259	628	829

Total cost of sales	$10,163	$10,849	$30,376	$31,882

Due to the nature of POC accounting, changes in our cost of products and services sales are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of products and services sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and with our “Business Segment Results of Operations” section. We have not identified any developing trends in cost of products and services sales that would have a material impact on our future operations.

Cost of Products Sales

Cost of products sales decreased $654 million, or 8%, during the quarter ended September 29, 2013, compared to the quarter ended September 30, 2012, primarily due to lower volume and deliveries. Cost of products sales decreased at IS&GS about $250 million for various programs due to lower volume. Cost of products sales decreased at MST about $170 million primarily for various integrated warfare systems and sensors programs (primarily Aegis) due to decreased volume. Cost of products sales decreased at Space Systems about $145 million primarily for the Orion program and government satellite programs (primarily SBIRS and MUOS partially offset by AEHF) due lower volume. Cost of products sales decreased at Aeronautics about $100 million primarily for the F-16 and F-22 programs due to fewer deliveries and lower volume. The decrease at Aeronautics was partially offset by increased modernization and sustainment activities for various programs and the inception-to-date effect of reducing the profit booking rate for the C-5 program during the quarter ended September 29, 2013. Cost of products sales was comparable at MFC as increased risk retirements offset the effect of increased products sales volume. The 1.0% decrease in the percentage of cost of products sales relative to products sales for the quarter ended September 29, 2013, compared to the quarter ended September 30, 2012, was primarily due to increased risk retirements for Space Systems’ government satellite programs, MST’s integrated warfare systems and sensors programs, and MFC’s fire control programs.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Cost of products sales decreased $1.6 billion, or 6%, during the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, primarily due to lower volume and deliveries. Cost of products sales decreased at Aeronautics about $575 million primarily for various programs (primarily F-16, C-130, and F-22) due to fewer deliveries and lower production volume. The decrease at Aeronautics was partially offset by higher cost of products sales for F-35 production contracts and the F-35 development contract due to increased volume, increased modernization and sustainment activities and lower risk retirements for the C-5 program, and from the inception-to-date effect of reducing the profit booking rate for the C-5 program. Cost of products sales decreased about $550 million at MST primarily for the PTDS program due to the completion of deliveries during the second quarter of 2012, for various integrated warfare systems and sensors programs due to decreased volume, and settlement of contract cost matters for certain programs (including a portion of the terminated presidential helicopter program). The decreases at MST were partially offset by higher cost of products sales for the LCS program due to increased volume. Cost of products sales decreased at IS&GS about $535 million for various programs primarily due to lower volume. Cost of products sales decreased at Space Systems about $300 million primarily for commercial satellite programs due to fewer deliveries and for the Orion program due to lower volume. The decreases at Space Systems were partially offset by government satellite programs (primarily AEHF) due to increased volume. Cost of products sales increased at MFC about $365 million for air and missile defense programs (primarily PAC-3 and THAAD) and tactical missile programs (primarily JASSM) due to increased deliveries and volume. The 0.6% decrease in the percentage of cost of product sales relative to product sales for the nine months ended September 29, 2013, compared to the nine months ended September 30, 2012, was primarily due to increased risk retirements for MST’s undersea systems and integrated warfare systems and sensors programs and MFC’s various tactical missile and fire control programs.

Cost of Services Sales

Cost of services sales increased $48 million, or 2%, during the quarter ended September 29, 2013 as compared to the quarter ended September 30, 2012, and increased $287 million, or 5%, during the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012. Cost of services sales at IS&GS increased about $30 million and $185 million during the quarter and nine months ended September 29, 2013 primarily due to the start-up of certain programs (primarily DISA GSM-O and NSF AS). Cost of services sales at Aeronautics increased about $35 million and $55 million during the quarter and nine months ended September 29, 2013 primarily for the F-16 program due to increased sustainment activities. Cost of services sales at MFC for the quarter ended September 29, 2013 decreased approximately $15 million, primarily due to decreased volume for technical services programs. Cost of services sales at MFC increased about $20 million during the nine months ended September 29, 2013 primarily for the Special Operations Forces Contractor Logistics Support Services (SOF CLSS) program and LANTIRN® and Sniper® sustainment programs due to higher volume, partially offset by technical services programs due to lower volume. The 2.2% decrease in the percentage of cost of services sales relative to services sales for the quarter ended September 29, 2013, compared to the quarter ended September 30, 2012, was primarily due to increased risk retirements for MST’s training and logistics services programs and for Aeronautics’ C-130 and F-16 programs related to sustainment activities.

Severance Charges

During the nine months ended September 29, 2013, we recorded severance charges totaling $30 million, net of state tax benefits, which reduced our net earnings by $19 million ($.06 per share). These severance actions were recorded during the quarter ended March 31, 2013, and resulted from a strategic review of our IS&GS business segment to better align our cost structure with changing economic conditions and also reflect changes in program lifecycles. The charges consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. We expect to recover a substantial amount of these severance charges by the end of the first quarter of 2014 through the pricing of our products and services to the U.S. Government and other customers, with the impact included in IS&GS’ results of operations.

During the quarter and nine months ended September 30, 2012, we recorded severance charges totaling $23 million, net of state tax benefits, in connection with the reorganization of our former Electronic Systems business segment in 2012. The severance charge reduced our net earnings by $15 million ($.05 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service. During the nine months ended September 29, 2013, we recovered a portion of these severance charges through the pricing of our products and services to the U.S. Government and other customers.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Unallocated Costs

Other unallocated costs principally include non-cash FAS/CAS pension expense, stock-based compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of products and services sales (see “Note 3 – Business Segment Information” of the “Notes to Consolidated Financial Statements (unaudited)” included in this Form 10-Q for a description of these items). Other unallocated costs were $202 million and $628 million for the quarter and nine months ended September 29, 2013, compared to $259 million and $829 million for the quarter and nine months ended September 30, 2012. The decrease in both periods was primarily attributable to the decrease in non-cash FAS/CAS pension expense. We expect non-cash FAS/CAS pension income in 2014 as further discussed in the “Postretirement Benefit Plans” section below.

Other Income, Net

Other income, net for the quarter and nine months ended September 29, 2013 was $70 million and $222 million, compared to $117 million and $172 million for the quarter and nine months ended September 30, 2012. The decrease between the quarterly periods was primarily attributable to lower equity earnings from joint ventures for the quarter ended September 29, 2013, as discussed in the “Business Segment Results of Operations” section under the caption “Space Systems.” The increase between the year-to-date periods was primarily attributable to changes in various items, none of which were individually significant.

Interest Expense

Interest expense for the quarter and nine months ended September 29, 2013 was $84 million and $264 million, compared to $97 million and $289 million for the quarter and nine months ended September 30, 2012. The decrease in both periods was primarily attributable to lower interest rates on our outstanding debt.

Other Non-Operating Income, Net

Other non-operating income, net for the quarter and nine months ended September 29, 2013 was $3 million and $2 million, compared to $6 million and $30 million for the quarter and nine months ended September 30, 2012. The decrease between the year-to-date periods was primarily attributable to a gain from the sale of an investment during the second quarter of 2012.

Income Tax Expense

Our effective income tax rates were 28.2% and 27.8% for the quarter and nine months ended September 29, 2013, and 30.5% and 30.1% for the quarter and nine months ended September 30, 2012. The rates for all periods benefited from tax deductions for U.S. manufacturing activities and tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature.

The effective tax rate for the quarter and nine months ended September 29, 2013 also benefited from U.S. research and development (R&D) tax credits. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstated the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. As the effects of tax law changes are recognized in the period in which new legislation is enacted, $37 million ($.11 per share) of tax benefit attributable to 2012 was recorded during the quarter ended March 31, 2013. In addition, comparable amounts of ongoing tax benefits from the R&D credit attributable to 2013 are being recognized ratably over each quarter of 2013. Since we will record two years of R&D credit in 2013, we expect our 2014 effective tax rate to increase whether or not the R&D credit is effective for 2014.

Net Earnings from Continuing Operations

Net earnings from continuing operations for the quarter and nine months ended September 29, 2013 and September 30, 2012 were $842 million ($2.57 per share) and $2.5 billion ($7.54 per share) compared to $727 million ($2.21 per share) and $2.2 billion ($6.62 per share) for the quarter and nine months ended September 30, 2012. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for the quarter and nine months ended September 29, 2013 include a benefit of $31 million resulting from the resolution of certain tax matters related to a business previously sold.

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales
Aeronautics	$3,632	$3,698	$10,225	$10,812
Information Systems & Global Solutions	2,059	2,292	6,266	6,645
Missiles and Fire Control	2,003	1,951	6,034	5,560
Mission Systems and Training	1,698	1,862	5,298	5,719
Space Systems	1,955	2,066	6,002	6,347

Total net sales	$11,347	$11,869	$33,825	$35,083

Operating profit
Aeronautics	$412	$415	$1,198	$1,254
Information Systems & Global Solutions	187	209	570	605
Missiles and Fire Control	356	300	1,081	984
Mission Systems and Training	216	198	692	550
Space Systems	284	312	790	851

Total business segment operating profit	1,455	1,434	4,331	4,244
Unallocated expenses, net
Non-cash FAS/CAS pension expense
FAS pension expense	(487)	(485)	(1,461)	(1,456)
Less: CAS expense	366	278	1,099	834

Non-cash FAS/CAS pension expense	(121)	(207)	(362)	(622)
Severance charges (a)	—	(23)	(30)	(23)
Stock-based compensation	(38)	(42)	(150)	(129)
Other, net (b)	(42)	(25)	(118)	(97)

Total unallocated expenses, net	(201)	(297)	(660)	(871)

Total consolidated operating profit	$1,254	$1,137	$3,671	$3,373

(a)	Severance charges during the nine months ended September 29, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment during the quarter ended March 31, 2013. Severance charges during the quarter and nine months ended September 30, 2012 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our former Electronic Systems business segment (Note 8, under the caption “Severance Activities”). Severance charges for initiatives that are not significant are included in business segment operating profit.
(b)	Other, net for the quarter and nine months ended September 30, 2012 includes amounts related to discontinued operations that are not significant.

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

We regularly provide customers with reports of our costs as the contract progresses. The cost information in the reports is accumulated in a manner specified by the requirements of each contract. For example, cost data provided to our customer for a product would typically align to the subcomponents of that product (such as a wing-box on an aircraft), and for services would align to the type of work being performed (such as help-desk support). Our contracts generally are cost-based, which allows for the recovery of costs in the pricing of our products and services. Most of our contracts are bid and negotiated with our customers under circumstances in which we are required to disclose our estimated costs to provide the product or service. This approach for negotiating contracts with our U.S. Government customers generally allows for the recovery of our costs. We also may enter into long-term supply contracts for certain materials or components to coincide with the production schedule of certain products and to ensure their availability at known unit prices.

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

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by $510 million and $1.6 billion for the quarter and nine months ended September 29, 2013 and $430 million and $1.5 billion for the quarter and nine months ended September 30, 2012. The consolidated net adjustments include significant profit reductions on the F-35 development contract for the nine months ended September 29, 2013 and September 30, 2012, and the C-5 program for the quarter and nine months ended September 29, 2013, as described in our Aeronautics business segment’s results of operations.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$3,632	$3,698	$10,225	$10,812
Operating profit	412	415	1,198	1,254
Operating margins	11.3%	11.2%	11.7%	11.6%

Aeronautics’ net sales for the quarter ended September 29, 2013 decreased $66 million, or 2%, compared to the quarter ended September 30, 2012. Net sales decreased by approximately $105 million for the F-16 program due to fewer aircraft deliveries (two F-16 aircraft delivered during the quarter ended September 29, 2013 compared to six during the quarter ended September 30, 2012) and lower sustainment activity partially offset by aircraft configuration mix; about $50 million for the F-22 program due to decreased volume; and approximately $30 million for various other Aeronautics programs due to decreased volume. The decreases were partially offset by higher net sales of about $55 million for the C-5 program due primarily to increased modernization activities; approximately $40 million for F-35 production contracts due to higher volume and risk retirements; and about $20 million for the C-130 program due to aircraft configuration mix. Sales volume for the F-35 development contract for the quarter ended September 29, 2013 was comparable to the quarter ended September 30, 2012.

Aeronautics’ operating profit for the quarter ended September 29, 2013 was comparable to the quarter ended September 30, 2012. Operating profit decreased by about $35 million for the C-5 program due to the inception-to-date effect of reducing the profit booking rate during the quarter ended September 29, 2013; and approximately $20 million for the F-16 program due to fewer aircraft deliveries and lower risk retirements. The decreases were offset by higher operating profit of approximately $45 million for F-35 production contracts due to increased production volume and higher risk retirements; and about $10 million for various other Aeronautics programs due to higher risk retirements offsetting the impact of net decreased volume. Operating profit for the quarter ended September 29, 2013 was comparable to the quarter ended September 30, 2012 for the C-130 program as the increase in sales was offset by lower risk retirements. Operating profit for the quarter ended September 29, 2013 was comparable to the quarter ended September 30, 2012 for the F-22 program and the F-35 development contract. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $40 million lower for the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012.

Aeronautics’ net sales for the nine months ended September 29, 2013 decreased $587 million, or 5%, compared to the nine months ended September 30, 2012. The decrease was primarily attributable to lower net sales of approximately $475 million for the F-16 program due to fewer aircraft deliveries (nine F-16 aircraft delivered during the nine months ended September 29, 2013 compared to 29 during the nine months ended September 30, 2012) partially offset by aircraft configuration mix; about $190 million for the C-130 program as a result of fewer aircraft deliveries (19 C-130J aircraft delivered during the nine months ended September 29, 2013 compared to 25 during the nine months ended September 30, 2012) partially offset by higher sustainment activities; approximately $160 million for the F-22 program, which includes approximately $110 million due to decreased production volume as final aircraft deliveries were completed during the second quarter of 2012 and $50 million from the favorable resolution of a contractual matter during the second quarter of 2012; and approximately $155 million for various other Aeronautics programs due to decreased volume. The decreases were partially offset by higher net sales of approximately $165 million for F-35 production contracts due to higher risk retirements and increased production volume; about $125 million for the F-35 development contract due to increased volume; and about $100 million for the C-5 program due to increased modernization activities.

Aeronautics’ operating profit for the nine months ended September 29, 2013 decreased $56 million, or 4%, compared to the nine months ended September 30, 2012. The decrease was primarily attributable to lower operating profit of approximately $65 million for the F-22 program, which includes approximately $50 million for the favorable resolution of a contractual matter during the second quarter of 2012 and about $15 million due to decreased risk retirements and production volume; about $60 million for the C-5 program due to the inception-to-date effect of reducing the profit booking rate and lower risk retirements; about $40 million for the C-130 program due to lower risk retirements and fewer aircraft

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

deliveries partially offset by higher sustainment activities; and approximately $25 million for the F-16 program due to fewer aircraft deliveries partially offset by increased risk retirements, increased sustainment activities and aircraft configuration mix. The decreases were partially offset by higher operating profit of approximately $110 million for F-35 production contracts due to increased production volume and higher risk retirements; and about $20 million for various Aeronautics programs due to net higher risk retirements offsetting the impact of lower volume. Operating profit for the F-35 development contract for the nine months ended September 29, 2013 was comparable to the nine months ended September 30, 2012 and included adjustments of approximately $85 million to reflect the inception-to-date impacts of the downward revisions to the profit booking rate in both the nine months ended September 29, 2013 and the nine months ended September 30, 2012. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $60 million lower for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$2,059	$2,292	$6,266	$6,645
Operating profit	187	209	570	605
Operating margins	9.1%	9.1%	9.1%	9.1%

IS&GS’ net sales decreased $233 million, or 10%, for the quarter ended September 29, 2013 and $379 million, or 6%, for the nine months ended September 29, 2013 compared to the quarter and nine months ended September 30, 2012. The decreases in both periods were attributable to lower net sales of approximately $245 million for the quarter ended September 29, 2013 and about $420 million for the nine months ended September 29, 2013 due to decreased volume for various programs (primarily command and control programs, Next Generation Identification, and En Route Automation programs); and about $50 million for the quarter ended September 29, 2013 and approximately $170 million for the nine months ended September 29, 2013 due to the completion of certain programs (such as the Transportation Worker Identification Credential and the Outsourcing Desktop Initiative for NASA). The decreases were partially offset by higher net sales of approximately $60 million for the quarter ended September 29, 2013 and approximately $210 million for the nine months ended September 29, 2013 from the start-up of certain programs (such as the DISA GSM-O and the NSF AS).

IS&GS’ operating profit decreased $22 million, or 11%, for the quarter ended September 29, 2013 and $35 million, or 6%, for the nine months ended September 29, 2013 compared to the quarter and nine months ended September 30, 2012. The decreases in operating profit during the quarter and nine months ended September 29, 2013 compared to the quarter and nine months ended September 30, 2012 were primarily attributable to lower net sales, partially offset by increased risk retirements on various programs nearing the end of their lifecycles. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $20 million higher for the quarter ended September 29, 2013 as compared to the quarter ended September 30, 2012, and comparable for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$2,003	$1,951	$6,034	$5,560
Operating profit	356	300	1,081	984
Operating margins	17.8%	15.4%	17.9%	17.7%

MFC’s net sales for the quarter ended September 29, 2013 increased $52 million, or 3%, compared to the quarter ended September 30, 2012. The increase was attributable to higher net sales of approximately $120 million for air and missile defense programs (primarily THAAD and PAC-3) due to increased volume. The increases were partially offset by lower net sales of about $50 million for technical services programs due to decreased volume; and approximately $20 million for various programs due to lower volume.

MFC’s operating profit for the quarter ended September 29, 2013 increased $56 million, or 19%, compared to the quarter ended September 30, 2012. The increase was primarily attributable to higher operating profit of approximately $20 million for air and missile defense programs (primarily PAC-3) due to increased risk retirements and volume; about $20 million for fire control systems programs (primarily Sniper® and LANTIRN®) due to increased risk retirements; and approximately $15 million for various other programs due to increased risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $30 million higher for the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012.

MFC’s net sales for the nine months ended September 29, 2013 increased $474 million, or 9%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to higher net sales of approximately $420 million for air and missile defense programs (primarily PAC-3 and THAAD) due to increased volume; about $130 million for tactical missile programs (primarily JASSM) due to increased volume; and approximately $40 million for fire control programs (primarily Sniper®, LANTIRN® and SOF CLSS) due to increased volume. The increases were partially offset by lower net sales of about $115 million for various services programs due to decreased volume.

MFC’s operating profit for the nine months ended September 29, 2013 increased $97 million, or 10%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to higher operating profit of approximately $65 million for air and missile defense programs (primarily THAAD and PAC-3) due to increased volume and risk retirements; about $45 million for fire control systems programs (primarily Sniper®, LANTIRN®, Apache, and SOF CLSS) due to increased risk retirements and volume; and approximately $30 million for various tactical missile programs due to increased volume during the nine months ended September 29, 2013. The increases were partially offset by lower operating profit of about $45 million for the favorable resolution of contractual matters recorded during the second quarter of 2012. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $15 million higher for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$1,698	$1,862	$5,298	$5,719
Operating profit	216	198	692	550
Operating margins	12.7%	10.6%	13.1%	9.6%

MST’s net sales for the quarter ended September 29, 2013 decreased $164 million, or 9%, compared to the quarter ended September 30, 2012. The decrease was primarily attributable to lower net sales of $80 million for integrated warfare systems and sensors programs (primarily Aegis and Halifax class modernization) due to decreased volume; about $50 million for various ship and aviation systems programs (primarily MH-60 and PTDS) due to decreased volume; approximately $40 million for undersea systems programs due to decreased volume; and approximately $40 million for various training and logistics programs due to decreased volume and lower risk retirements. The decreases were partially offset by higher net sales of about $45 million for the LCS program due to increased volume.

MST’s operating profit for the quarter ended September 29, 2013 increased $18 million, or 9%, compared to the quarter ended September 30, 2012. The increase was attributable to higher operating profit of approximately $35 million related to integrated warfare systems and sensors programs (primarily radar programs) due to increased risk retirements; and about $15 million for various other programs due to increased risk retirements. The increases were partially offset by lower operating profit of about $30 million for various training and logistics programs due to reduced volume and lower risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $30 million higher for the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012.

MST’s net sales for the nine months ended September 29, 2013 decreased $421 million, or 7%, compared to the nine months ended September 30, 2012. The decrease was primarily attributable to lower net sales of approximately $300 million for various ship and aviation systems programs due to lower volume and risk retirements (primarily PTDS as final surveillance system deliveries occurred during the second quarter of 2012); and about $230 million for various integrated warfare systems and sensors programs due to lower volume. The decreases were partially offset by higher net sales of about $140 million for the LCS program due to increased volume.

MST’s operating profit for the nine months ended September 29, 2013 increased $142 million, or 26%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to higher operating profit of approximately $70 million for various integrated warfare systems and sensors programs due to increased risk retirements offsetting the impact of lower volume; approximately $75 million related to settlement of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program); approximately $20 million for undersea systems programs due to increased risk retirements; and about $20 million for various other programs due to increased volume. The increases were partially offset by lower operating profit of about $45 million for various ship and aviation systems programs (primarily PTDS and Vertical Launch System) due to lower risk retirements and volume. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $130 million higher for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended		Nine Months Ended

	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Net sales	$1,955	$2,066	$6,002	$6,347
Operating profit	284	312	790	851
Operating margins	14.5%	15.1%	13.2%	13.4%

Space Systems’ net sales decreased $111 million, or 5%, for the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012. The decrease was primarily attributable to lower net sales of approximately $75 million for the Orion program due to lower volume; and about $25 million for government satellite programs due to net lower volume. The decrease in net sales within government satellite programs was primarily attributable to lower volume of about $135 million (primarily SBIRS, MUOS, and Global Positioning System III (GPS III)), partially offset by an increase of approximately $110 million for the AEHF program due to higher volume and risk retirements.

Space Systems’ operating profit decreased $28 million, or 9%, for the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012. The decrease was attributable to lower equity earnings for joint ventures of approximately $60 million, at United Space Alliance due to the resolution of contract cost matters associated with the wind-down of the joint venture during the quarter ended September 30, 2012 and at United Launch Alliance, L.L.C. (ULA) due to lower launch-related activities. The decreases were partially offset by higher operating profit of approximately $25 million for government satellite programs (primarily AEHF and SBIRS) due to increased risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters were approximately $40 million higher for the quarter ended September 29, 2013 compared to the quarter ended September 30, 2012.

Space Systems’ net sales for the nine months ended September 29, 2013 decreased $345 million, or 5%, compared to the nine months ended September 30, 2012. The decrease was primarily attributable to lower net sales of approximately $315 million for commercial satellite programs due to fewer deliveries (none delivered during the nine months ended September 29, 2013 compared to two during the nine months ended September 30, 2012); and about $210 million for the Orion program due to lower volume and risk retirements. The decreases were partially offset by higher net sales of about $115 million for government satellite programs (approximately $220 million for the AEHF program due to increased volume and risk retirements partially offset by a decline of about $100 million for the MUOS program due to decreased volume); and about $70 million for strategic and defensive missile programs (primarily Fleet Ballistic Missile (FBM)) due to increased volume and risk retirements.

Space Systems’ operating profit for the nine months ended September 29, 2013 decreased $61 million, or 7%, compared to the nine months ended September 30, 2012. The decrease was primarily attributable to lower operating profit of about $40 million for the Orion program due to decreased risk retirements and volume; about $25 million for various government satellite programs (including MUOS and GPS III) due to decreased risk retirements; and approximately $20 million for commercial satellite programs due to fewer deliveries. The decreases were partially offset by higher operating profit of about $25 million for strategic and defensive missile programs (primarily FBM) due to increased risk retirements and volume. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $35 million lower for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012.

Total equity earnings recognized by Space Systems (primarily ULA in 2013) represented approximately $70 million, or 25%, and approximately $210 million, or 27%, of this business segment’s operating profit for the quarter and nine months ended September 29, 2013, compared to approximately $130 million, or 42%, and approximately $205 million, or 24%, of this business segment’s operating profit for the quarter and nine months ended September 30, 2012.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, dividends, share repurchases, acquisitions, and postretirement benefit plan funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. Our cash balances and cash from operations have historically been sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, our liquidity and cash flows could be materially impacted in the future if the U.S. Government were to shut down due to budget or debt ceiling negotiations. As discussed in the “Capital Resources” section, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to the credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Nine Months Ended

	September 29, 2013	September 30, 2012

Cash and cash equivalents at beginning of period	$1,898	$3,582
Operating activities
Net earnings	2,493	2,176
Non-cash adjustments	884	863
Changes in working capital	(568)	(841)
Other, net	799	678

Net cash provided by operating activities	3,608	2,876
Net cash used for investing activities	(784)	(527)
Net cash used for financing activities	(2,061)	(1,279)

Net change in cash and cash equivalents	763	1,070

Cash and cash equivalents at end of period	$2,661	$4,652

Operating Activities

Net cash provided by operating activities for the nine months ended September 29, 2013 increased $732 million compared to the nine months ended September 30, 2012. The increase in cash from operating activities was driven by a decrease in net tax payments, improved operating results, and changes in working capital. During the nine months ended September 29, 2013, we made tax payments of $387 million (net of refunds received in the quarter ended March 31, 2013), compared to tax payments of $892 million made during the nine months ended September 30, 2012. The lower use of working capital (defined as receivables, net and inventories, net less accounts payable and customer advances and amounts in excess of costs incurred) was attributable to decreases in inventories, primarily driven by the timing in production volume at our Aeronautics business segment, partially offset by customer advances due to the timing of production and billing schedules. Partially offsetting the improved cash flows were increased pension contributions. We made $1.5 billion in contributions to our qualified defined benefit pension plans during the nine months ended September 29, 2013 compared to $1.1 billion during the nine months ended September 30, 2012.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Investing Activities

The majority of our capital expenditures related to equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures amounted to $491 million and $514 million for the nine months ended September 29, 2013 and September 30, 2012.

During the nine months ended September 29, 2013, we paid $266 million related to acquisitions of businesses and investments in affiliates compared to $29 million during the nine months ended September 30, 2012.

Financing Activities

We paid $1.5 billion and $708 million for repurchases of our common stock during the nine months ended September 29, 2013 and September 30, 2012. On September 26, 2013, our Board of Directors approved a $3.0 billion increase to our share repurchase program. We had total remaining authorization of $3.8 billion for future common share repurchases under our program as of September 29, 2013.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the nine months ended September 29, 2013 and September 30, 2012 totaled $749 million and $337 million. Those exercises resulted in the issuance of 9.1 million shares and 5.2 million shares of our common stock during the respective periods.

During the nine months ended September 29, 2013 and September 30, 2012, we paid dividends totaling $1.1 billion ($3.45 per share) and $979 million ($3.00 per share). During the quarter ended September 29, 2013, we also declared our 2013 fourth quarter dividend of $1.33 per share, a per share increase of 16% over our 2013 third quarter dividend of $1.15 per share. Also, during the nine months ended September 29, 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities.

Capital Resources

At September 29, 2013, we held cash and cash equivalents of $2.7 billion. As of September 29, 2013, approximately $300 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at September 29, 2013, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts, amounted to $6.2 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of September 29, 2013, we were in compliance with all covenants contained in our debt and credit agreements.

At September 29, 2013, we had in place with a group of banks a $1.5 billion revolving credit facility which expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through September 29, 2013. We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through September 29, 2013. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Our stockholders’ equity was $1.3 billion at September 29, 2013, an increase of $1.2 billion from December 31, 2012. The increase was primarily due to net earnings of $2.5 billion, employee stock activity of $1.1 billion, and the recognition of previously deferred amounts related to our postretirement benefit plans of $761 million. These increases were partially offset by $1.6 billion related to the 14.7 million shares of common stock repurchases we committed to during the nine months ended September 29, 2013 and dividends declared of $1.6 billion during the nine months ended September 29, 2013. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

OTHER MATTERS

Postretirement Benefit Plans

We measure our net obligations related to our postretirement benefit plans annually at year end, which are largely dependent upon several key economic and actuarial assumptions. If we assume a discount rate at the end of 2013 of 4.75%, a 75 basis points increase from 2012, a low-single digit actual return on plan assets in 2013, pension funding of $1.0 billion in 2014, and all other assumptions are held constant, we expect the amount of the qualified defined benefit pension plan obligation to be recorded at the end of 2013 to decrease materially, resulting in a non-cash, after-tax increase in stockholders’ equity of approximately $1.7 billion. With these assumptions, we expect 2014 non-cash FAS/CAS pension income will be approximately $150 million.

A change of plus or minus 25 basis points to the assumed discount rate, with all other assumptions held constant, would result in an incremental non-cash, after-tax increase or decrease to stockholders’ equity at the end of 2013 of approximately $1.0 billion, with a corresponding incremental increase or decrease of approximately $135 million to estimated 2014 non-cash FAS/CAS pension income discussed above.

Accounting for postretirement benefit plans under GAAP requires that the amounts we record are computed using actuarial valuations. These valuations include many assumptions, including those we make regarding financial markets and other economic conditions. Changes in those annual assumptions can impact our total stockholders’ equity at any given year-end, and the amount of expense we record for our postretirement benefits plans in the following year. We will finalize the postretirement benefit plan assumptions and determine the actual return on plan assets on December 31, 2013. The final assumptions for 2013 may differ materially from those discussed above, as well as the actual investment returns on plan assets for 2013.

During the nine months ended September 29, 2013, we made $1.5 billion in contributions to our qualified defined benefit pension plans, which completes our planned funding for 2013. Consistent with prior years, we may review options for further contributions in the remainder of 2013. We expect our 2014 contributions related to our qualified defined benefit pension plans to be $1.0 billion, and we anticipate recovering approximately $1.6 billion as CAS cost in 2014. Consistent with prior years, we may review options for further contributions to the plans in future periods.

Please refer to our critical accounting policies under the caption “Postretirement Benefit Plans” in our 2012 Form 10-K for a more detailed discussion of the significant assumptions we must make, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts.

Goodwill

Our goodwill at September 29, 2013 amounted to $10.5 billion. We review goodwill for impairment on an annual basis at the reporting unit level in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. While sequestration went into effect on March 1, 2013, we have experienced minimal impacts to date. However, as further discussed in the “Industry Considerations” section above, there is uncertainty regarding how budget reductions, including sequestration, beyond GFY 2013 will be implemented. Accordingly, our operating results in future years could be materially impacted. Such circumstances could result in an impairment of our goodwill in future periods. Certain of our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our IS&GS business segment and certain services businesses within our MFC and MST business segments.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Status of the F-35 Program

The F-35 program consists of multiple contracts. The development contract is being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine, and Navy; commitments from our eight international partners and two international customers; as well as expressions of interest from other countries.

On the development contract, the U.S. Government continues to complete various operational tests, including the second phase of ship trials where the aircraft completed night-time short takeoffs and vertical landings, mission system evaluations, and ship based sustainment activities onboard the USS Wasp during the quarter ended September 29, 2013. In June 2013, we reduced the profit booking rate on the development contract after revising our estimate of fees that we will earn on the contract as well as our cost estimates, which reduced profit by $85 million during the nine months ended September 29, 2013, reflecting the inception-to-date impact of the change in the profit booking rate.

Progress continues to be made on the production of aircraft. During the quarter ended September 29, 2013, we delivered 10 aircraft to our domestic and international customers, bringing cumulative deliveries to 60 production aircraft. We have 106 production aircraft in backlog as of September 29, 2013, including orders from our international partners.

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

Contingencies

For information regarding our contingent obligations, including off-balance sheet arrangements, see “Note 6 – Legal Proceedings and Contingencies” of the “Notes to Consolidated Financial Statements (unaudited)” included in this Form 10-Q.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Lockheed Martin Corporation

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to the following sections of our Annual Report on Form 10-K for the year ended December 31, 2012: “Quantitative and Qualitative Disclosures About Market Risk,” “Note 1 – Significant Accounting Policies,” under the caption “Derivative financial instruments,” and “Note 8 – Debt”. Our exposures to market risk have not changed materially since December 31, 2012.

ITEM 4.  Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 29, 2013. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of September 29, 2013.

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

—	the availability of funding for the Corporation’s products and services both domestically and internationally due to general economic conditions, performance, cost, or other factors;
—	changes in domestic and international customer priorities and requirements (including declining budgets resulting from general economic conditions; affordability initiatives; the potential for deferral or termination of awards; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration; U.S. Government operations under a continuing resolution; any future shutdown of U.S. Government operations; or any failure to raise the debt ceiling);
—	quantity revisions to the F-35 program;
—	the accuracy of the Corporation’s estimates and assumptions including those as to schedule, cost, technical, and performance issues under its contracts, cash flow, actual returns (or losses) on pension plan assets, movements in interest rates, and other changes that may affect pension plan assumptions;
—	the effect of capitalization changes (such as share repurchase activity, accelerated pension funding, stock option exercises, or debt levels);
—	difficulties in developing and producing operationally advanced technology systems, cyber security, other security threats, information technology failures, natural disasters, public health crises or other disruptions;
—	the timing and customer acceptance of product deliveries;
—	materials availability and the performance of key suppliers, teammates, joint venture partners, subcontractors, and customers;
—	charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;
—	the future effect of legislation, rulemaking, and changes in accounting, tax, defense procurement, changes in policy, interpretations, or challenges to the allowability and recovery of costs incurred under government cost accounting standards (including costs associated with sequestration or other budgetary cuts to replace sequestration, such as severance payments made to employees, facility closure expenses, and costs related to any future U.S. Government shutdown), export policy, changes in contracting policy and contract mix;
—	the future impact of acquisitions or divestitures, joint ventures, teaming arrangements, or internal reorganizations;
—	compliance with laws and regulations, the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts), and U.S. Government identification of deficiencies in our business systems;

Lockheed Martin Corporation

—	the competitive environment for the Corporation’s products and services, export policies, and potential for delays in procurement due to bid protests;
—	the ability to attract and retain key personnel and suppliers (including the potential for disruption associated with sequestration or related to any future U.S. Government shutdown) and to provide for the orderly transition of management as the Corporation reduces the size of its workforce; and
—	economic, business, and political conditions domestically and internationally and the Corporation’s increased reliance on securing international and adjacent business.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in this Form 10-Q. These may be accessed through the investor relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.

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

Lockheed Martin Corporation

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal proceedings with certainty. See “Note 6 – Legal Proceedings and Contingencies” of the “Notes to Consolidated Financial Statements (unaudited)” in this Form 10-Q and our Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, and “Note 12 – Legal Proceedings, Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) filed with the U.S. Securities and Exchange Commission.

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

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Note 6 – Legal Proceedings and Contingencies” of the “Notes to Consolidated Financial Statements (unaudited)” in this Form 10-Q. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 12 – Legal Proceedings, Commitments, and Contingencies” of the “Notes to Consolidated Financial Statements,” each in our 2012 Form 10-K for a description of previously reported matters.

ITEM 1A.  Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) describes some of the risks and uncertainties associated with our business, including sequestration. Sequestration is further discussed in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results, and future prospects. Except as set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2012 Form 10-K.

As disclosed in our 2012 Form 10-K, we depend heavily on U.S. Government contracts. As a consequence, our programs could be materially reduced, extended, or terminated as a result of, among other things, the implementation of sequestration; other budget cuts intended to avoid sequestration; any future shutdown of U.S. Government functions or any failure to raise the debt ceiling. The collateral effects of a failure to pass timely budgets or any failure to raise the debt ceiling could increase both the probability and the potential magnitude of the risks associated with our dependence on the U.S. Government as previously disclosed in our 2012 Form 10-K, and materially reduce our expectations with respect to preliminary financial trends for 2014.

Lockheed Martin Corporation

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended September 29, 2013.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended September 29, 2013.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)

					(in millions)
July 1, 2013 – July 28, 2013	272,417		$115.18	271,638	$1,370
July 29, 2013 – August 25, 2013	2,081,495		$123.46	2,078,400	$1,113
August 26, 2013 – September 29, 2013	2,862,750		$126.36	2,853,798	$3,752
Total	5,216,662(	c)	$124.62	5,203,836	$3,752

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes. This practice does not affect the month of December, as our fiscal year ends on December 31.
(b)	On October 25, 2010, our Board of Directors approved a share repurchase program (the Program) pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. On September 26, 2013, our Board of Directors authorized a $3.0 billion increase to the Program, bringing the total authorized amount under the Program to $9.5 billion. Under the Program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We may also make purchases under the Program pursuant to a Rule 10b5-1 plan. The Program does not have an expiration date.
(c)	Of the total number of shares purchased during the quarter ended September 29, 2013, 12,826 shares were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases are made pursuant to a separate authorization by our Board of Directors and are not included within the Program.

ITEM 6.   Exhibits.

Exhibit No.	Description

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: October 24, 2013	By:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)