Form 10-K
period 2013-12-31
LOCKHEED MARTIN CORP
filed 2014-02-14
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28, 2013, was approximately $34.6 billion.

There were 321,430,271 shares of our common stock, $1 par value per share, outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lockheed Martin Corporation’s 2014 Definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

Lockheed Martin Corporation

Form 10-K

For the Year Ended December 31, 2013

PART I

ITEM 1.	Business.

General

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2013, 82% of our $45.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security.

We are operating in an environment characterized by both increasing complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of both our domestic and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives as demonstrated by our plan to close and consolidate several of our facilities as we announced in November 2013. We also expect to continue to invest in technologies to fulfill new mission requirements for our customers, and invest in our people so that we have the technical skills necessary to succeed without limiting our ability to return cash to our investors in the form of dividends and share repurchases.

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST), and Space Systems. We organize our business segments based on the nature of the products and services offered.

Aeronautics

In 2013, our Aeronautics business segment generated net sales of $14.1 billion, which represented 31% of our total consolidated net sales. Aeronautics’ customers include the military services and various other government agencies of the U.S., and other countries. In 2013, U.S. Government customers accounted for 78% and international customers accounted for 22% of Aeronautics’ net sales. Net sales from Aeronautics’ combat aircraft products and services represented 21% of our total consolidated net sales in each of 2013 and 2012, and 20% of our total consolidated net sales in 2011.

Aeronautics is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Aeronautics’ major programs include:

•	F-35 Lightning II Joint Strike Fighter – international multi-role, multi-variant, fifth generation stealth fighter;
•	C-130 Hercules – international tactical airlifter;
•	F-16 Fighting Falcon – low-cost, combat-proven, international multi-role fighter;
•	F-22 Raptor – air dominance and multi-mission fifth generation stealth fighter; and
•	C-5M Super Galaxy – strategic airlifter.

The F-35 program is the largest in our corporation generating 16% of our total consolidated net sales, as well as 50% of Aeronautics’ net sales in 2013. The F-35 program consists of a development contract and multiple production contracts. The development contract is being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps, and Navy; commitments from our eight international partners and two international customers; as well as expressions of interest from other countries. During 2013, we delivered 35 aircraft to our domestic and international partners, resulting in total deliveries of 73 production aircraft as of December 31, 2013. We have 93 production aircraft in backlog as of December 31, 2013, including orders from our international partners. For additional information on the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aeronautics produces and provides support and sustainment services for the C-130J Super Hercules, as well as upgrades and support services for the legacy C-130 Hercules worldwide fleet. We delivered 25 C-130J aircraft in 2013, including six to international customers, and our backlog extends through the middle of 2015. We currently have advanced funding from the U.S. Government for additional C-130J aircraft not currently in backlog.

Aeronautics currently produces F-16 aircraft for international customers. Aeronautics also provides service-life extension, modernization, and other upgrade programs for our customers’ F-16 aircraft. We delivered 13 F-16 aircraft in 2013, and our backlog extends through the middle of 2017.

While production and deliveries of F-22 aircraft were completed in 2012, Aeronautics continues to provide modernization and sustainment activities for the U.S. Air Force’s F-22 aircraft fleet. The modernization program comprises upgrading existing systems requirements, developing new systems requirements, and adding capabilities and enhancing the performance of the weapon systems. The sustainment program consists of sustaining the weapon systems of the F-22 fleet, providing training systems, customer support, integrated support planning, supply chain management, aircraft modifications and heavy maintenance, systems engineering, and support products.

Aeronautics provides sustainment services for the existing U.S. Air Force C-5 Galaxy fleet and modernization activities to convert 49 C-5 Galaxy aircraft to the C-5M Super Galaxy configuration. These modernization activities include the installation of new engines, landing gear and systems, and other improvements that will enable a shorter takeoff, a higher climb rate, an increased cargo load, and longer flight range. As of December 31, 2013, we had delivered 13 C-5M aircraft under these modernization activities, including six C-5M aircraft delivered in 2013.

In addition to the above aircraft programs, Aeronautics is involved in advanced development programs incorporating innovative design and rapid prototype applications. Our Advanced Development Programs (ADP) organization, also known as Skunk Works®, is focused on future systems, including unmanned aerial systems and next generation capabilities for advanced strike, intelligence, surveillance, reconnaissance, situational awareness, and air mobility. We continue to explore technology advancement and insertion in our existing aircraft. We also are involved in numerous network-enabled activities that allow separate systems to work together to increase effectiveness, and continue to invest in new technologies to maintain and enhance competitiveness in military aircraft design, development, and production.

Information Systems & Global Solutions

In 2013, our IS&GS business segment generated net sales of $8.4 billion, which represented 18% of our total consolidated net sales. IS&GS’ customers include the various government agencies of the U.S. and other countries, military services, as well as commercial and other customers. In 2013, U.S. Government customers accounted for 93%, international customers accounted for 5%, and U.S. commercial and other customers accounted for 2% of IS&GS’ net sales. IS&GS has been impacted by the continued downturn in federal information technology budgets.

IS&GS provides advanced technology systems and expertise, integrated information technology solutions, and management services across a broad spectrum of applications for civil, defense, intelligence, and other government customers. In addition, IS&GS supports the needs of customers in data analytics, cyber security, air traffic management, and energy demand management. IS&GS provides network-enabled situational awareness, delivers communications and command and control capability through complex mission solutions for defense applications, and integrates complex global systems to help our customers gather, analyze, and securely distribute critical intelligence data. Also, IS&GS is responsible for various classified systems and services in support of vital national security systems. While IS&GS has a portfolio of many smaller contracts as compared to our other business segments, this business segment’s major programs include:

•	The Hanford Mission Support contract, a program to provide infrastructure and site support services to the Department of Energy.
•	The Command, Control, Battle Management and Communications (C2BMC) contract, a program to increase the integration of the Ballistic Missile Defense System for the U.S. Government.
•

The En Route Automation Modernization (ERAM) contract, a program to replace the Federal Aviation Administration’s infrastructure with a modern automation environment that includes new functions and capabilities.

•	The Defense Information Systems Agency (DISA) – Global Information Grid Services Management-Operations contract, a program to provide operations and maintenance to the DoD’s global data network.
•

The National Science Foundation’s U.S. Antarctic Support program, which manages sites and equipment to enable universities, research institutions, and federal agencies to conduct scientific research in the Antarctic.

Missiles and Fire Control

In 2013, our MFC business segment generated net sales of $7.8 billion, which represented 17% of our total consolidated net sales. MFC’s customers include the military services, principally the U.S. Army, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2013, U.S. Government customers accounted for 67% and international customers accounted for 33% of MFC’s net sales.

MFC provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics and other technical services; fire control systems; mission operations support, readiness, engineering support, and integration services; and manned and unmanned ground vehicles. MFC’s major programs include:

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

•

The Multiple Launch Rocket System (MLRS), Hellfire, Joint Air-to-Surface Standoff Missile (JASSM), and Javelin tactical missile programs. MLRS is a highly mobile, automatic system that fires surface-to-surface rockets and missiles from the M270 and High Mobility Artillery Rocket System platforms produced for the U.S. Army and international customers. Hellfire is an air-to-ground missile used on rotary and fixed-wing aircraft, which is produced for the U.S. Army, Navy, Marine Corps, and international customers. JASSM is an air-to-ground missile launched from fixed-wing aircraft, which is produced for the U.S. Air Force and international customers. Javelin is a shoulder-fired anti-armor rocket system, which is produced for the U.S. Army, Marine Corps, and international customers.

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
•

MFC’s technical services business provides a comprehensive portfolio of technical and sustainment services to enhance our customers’ mission success, with core markets in engineering services; global aviation solutions; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) product support; counter threat services; and education and sustainment services.

Mission Systems and Training

In 2013, our MST business segment generated net sales of $7.1 billion, which represented 16% of our total consolidated net sales. MST’s customers include the military services, principally the U.S. Navy, and various government agencies of the U.S. and other countries, as well as commercial and other customers. In 2013, U.S. Government customers accounted for 75%, international customers accounted for 23%, and U.S. commercial and other customers accounted for 2% of MST’s net sales.

MST provides ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship (LCS); simulation and training services; and unmanned systems and technologies. MST’s major programs include:

•	The Aegis Combat System, a fleet ballistic missile defense system for the U.S. Navy and international customers and is also a sea-based element of the U.S. missile defense system.
•	The LCS, a surface combatant for the U.S. Navy designed to operate in shallow waters.
•	MH-60 mission systems and sensors, including the digital cockpit and weapons, which MST provides for the MH-60 maritime helicopter produced for the U.S. Navy and international customers.
•	The TPQ-53 Radar System, a sensor that quickly locates and neutralizes mortar and rocket threats, produced for the U.S. Army and international customers.
•	The MK-41 Vertical Launching System (VLS), a shipborne missile canister launching system that provides rapid-fire launch capability, produced for the U.S. Navy and international customers.

Space Systems

In 2013, our Space Systems business segment generated net sales of $8.0 billion, which represented 18% of our total consolidated net sales. Space Systems’ customers include various government agencies of the U.S. and commercial customers. In 2013, U.S. Government customers accounted for 98%, international customers accounted for 1%, and U.S. commercial and other customers accounted for 1% of Space Systems’ net sales. Net sales from Space Systems’ satellite products and services represented 12% of our total consolidated net sales in each of 2013, 2012, and 2011.

Space Systems is engaged in the research and development, design, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include:

•	The Trident II D5 Fleet Ballistic Missile, a program with the U.S. Navy for the only current submarine-launched intercontinental ballistic missile in production in the U.S.
•	The Space Based Infrared System (SBIRS), which provides the U.S. Air Force with enhanced worldwide missile launch detection and tracking capabilities.
•	The Advanced Extremely High Frequency (AEHF) system, the next generation of highly secure communications satellites for the U.S. Air Force.
•	The Orion Multi-Purpose Crew Vehicle (Orion), a spacecraft for the National Aeronautics and Space Administration (NASA) utilizing new technology for human exploration missions beyond low earth orbit.
•	Global Positioning System (GPS) III, a program to modernize the GPS satellite system for the U.S. Air Force.
•	The Geostationary Operational Environmental Satellite R-Series (GOES-R), which is the National Oceanic and Atmospheric Association’s next generation of meteorological satellites.
•	The Mobile User Objective System (MUOS), a next-generation narrow band satellite communication system for the U.S. Navy.

Operating profit for our Space Systems business segment includes our share of earnings for our investment in United Launch Alliance, which provides expendable launch services to the U.S. Government.

Financial and Other Business Segment Information

For additional information regarding our business segments, including comparative segment net sales, operating profit, and related financial information for 2013, 2012, and 2011, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 4 – Information on Business Segments” of our consolidated financial statements.

Competition

Our broad portfolio of products and services competes both domestically and internationally against the products and services of other large aerospace, defense, and information technology companies, as well as numerous smaller competitors, particularly in certain of our services businesses. We often form teams with other companies that are competitors in other efforts to provide customers with the best mix of capabilities to address specific requirements. In some areas of our business, customer requirements are changing to encourage expanded competition, such as information technology contracts where there may be a wide range of small to large contractors bidding on procurements. Principal factors of competition include the value of our products and services to the customer; technical and management capability; the ability to develop and implement complex, integrated system architectures; financing and total cost of ownership; our demonstrated ability to execute and perform against contract requirements; and our ability to provide timely solutions.

The competition for international sales is subject to additional U.S. Government stipulations (e.g., export restrictions, market access, technology transfer, industrial cooperation, and contracting practices). We may compete against domestic and foreign companies (or teams) for contract awards by international governments. International competitions also may be subject to different laws or contracting practices of international governments that may affect how we structure our bid for the procurement. In many international procurements, the purchasing government’s relationship with the U.S. and its industrial cooperation programs are also important factors in determining the outcome of a competition. It is common for international customers to require contractors to comply with their industrial cooperation regulations, sometimes referred to as offset requirements, and we have undertaken foreign offset agreements as part of securing some international business. For more information concerning offset agreements, see “Contractual Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Raw Materials and Seasonality

Certain of our products require relatively scarce raw materials. Historically, we have been successful in obtaining the raw materials and other supplies needed in our manufacturing processes. We seek to manage raw materials supply risk through long-term contracts and by maintaining a stock of key materials in inventory.

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

Government Contracts and Regulations

Our business is heavily regulated. We contract with numerous U.S. Government agencies and entities, including all branches of the U.S. military, the Departments of Defense, Homeland Security, Justice, Commerce, Health and Human Services, Transportation, and Energy, the U.S. Postal Service, the Social Security Administration, the Federal Aviation Administration, NASA, and the U.S. Environmental Protection Agency. Similar government authorities exist in other countries and regulate our international efforts.

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

•

require specific security controls to protect DoD controlled unclassified technical information and restrict the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data; and

•

require the review and approval of contractor business systems, defined in the regulations as: (i) Accounting System; (ii) Estimating System; (iii) Earned Value Management System, for managing cost and schedule performance on certain complex programs; (iv) Purchasing System; (v) Material Management and Accounting System, for planning, controlling, and accounting for the acquisition, use, issuing, and disposition of material; and (vi) Property Management System.

The U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. If a contract is terminated for convenience, we generally would be protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally would be entitled to payments for our work that has been accepted by the U.S. Government, however, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. For more information regarding the U.S. Government’s right to terminate our contracts, see Item 1A – Risk Factors. For more information regarding government contracting laws and regulations, see Item 1A - Risk Factors as well as “Critical Accounting Policies – Contract Accounting / Sales Recognition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our operations are subject to and affected by various federal, state, local, and foreign environmental protection laws and regulations regarding the discharge of materials into the environment or otherwise regulating the protection of the environment. While the extent of our financial exposure cannot in all cases be reasonably estimated, the costs of environmental compliance have not had, and we do not expect that these costs will have, a material adverse effect on our earnings, financial position, and cash flow, primarily because most of our environmental costs are allowable in establishing the price of our products and services under our contracts with the U.S. Government. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 13 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements. See also the discussion of environmental matters within Section 1A - Risk Factors.

Backlog

At December 31, 2013, our backlog was $82.6 billion compared with $82.3 billion at December 31, 2012. Backlog is converted into sales in future periods as work is performed or deliveries are made. Approximately $35.4 billion, or 43%, of our backlog at December 31, 2013 is expected to be converted into sales in 2014.

Our backlog includes both funded (firm orders for our products and services for which funding has been both authorized and appropriated by the customer – Congress, in the case of U.S. Government agencies) and unfunded (firm orders for which funding has not been appropriated) amounts. We do not include unexercised options or potential indefinite-delivery, indefinite-quantity orders in our backlog. If any of our contracts with firm orders were to be terminated, our backlog would be reduced by the expected value of the unfilled orders of such contracts. Funded backlog was $55.0 billion at December 31, 2013, as compared to $54.8 billion at December 31, 2012. For backlog related to each of our business segments, see “Business Segment Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

We conduct research and development activities under customer-sponsored contracts and with our own independent research and development funds. Our independent research and development costs include basic research, applied research, development, systems, and other concept formulation studies. Generally, these costs are allocated among all contracts and programs in progress under U.S. Government contractual arrangements. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of the unreimbursed costs is expensed as incurred in cost of sales. Independent research and development costs charged to cost of sales were $697 million in 2013, $616 million in 2012, and $585 million in 2011. See “Research and development and similar costs” in “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

Employees

At December 31, 2013, we had approximately 115,000 employees, about 95% of whom were located in the U.S. Approximately 15% of our employees are covered by any one of approximately 60 separate collective bargaining agreements with various unions. A number of our existing collective bargaining agreements expire in any given year. Historically, we have been successful in negotiating renewals to expiring agreements without any material disruption of operating activities. Management considers employee relations to be good.

Available Information

We are a Maryland corporation and were formed in 1995 by combining the businesses of Lockheed Corporation and Martin Marietta Corporation. Our principal executive offices are located at 6801 Rockledge Drive, Bethesda, Maryland 20817. Our telephone number is (301) 897-6000 and our website home page on the Internet is www.lockheedmartin.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K (Form 10-K).

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the U.S. Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review that information.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meetings, and amendments to those reports are available free of charge on our website, www.lockheedmartin.com/investor, as soon as reasonably practical after we electronically file the material with, or furnish it to the SEC. In addition, copies of our annual report will be made available, free of charge, upon written request. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Lockheed Martin Corporation.

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

Our actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, the forward-looking statements should not be relied on in making investment decisions. The forward-looking statements contained in this Form 10-K speak only as of the date of its filing. Except where required by applicable law, we expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect subsequent events, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

ITEM 1A.	Risk Factors.

An investment in our common stock or debt securities involves risks and uncertainties. We seek to identify, manage, and mitigate risks to our business, but risk and uncertainty cannot be eliminated or necessarily predicted. You should carefully consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase our common stock or debt securities.

We depend heavily on contracts with the U.S. Government.

We derived 82% of our consolidated net sales from the U.S. Government in 2013, including 61% from the Department of Defense (DoD). We expect to continue to derive most of our sales from work performed under U.S. Government contracts. Those contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. Consequently, contracts are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract.

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

The Budget Control Act of 2011 (Budget Control Act) established limits on discretionary spending, which provided for reductions to planned defense spending of $487 billion over a 10 year period that began with government fiscal year (GFY) 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30). The Budget Control Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, that would reduce planned defense spending by another $500 billion over a nine-year period that began in GFY 2013. These additional spending reductions are arbitrary as they would be applied across-the-board to numerous programs and contracts without regard to national priorities. While the defense budget will sustain the largest single reduction, other civil agencies and programs are also impacted by significant spending reductions. In light of the Budget Control Act and deficit reduction pressures, it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years.

For GFY 2013, which ended on September 30, 2013, sequestration resulted in a $37 billion reduction to the defense budget in addition to reductions as a result of the discretionary spending limits already imposed under the Budget Control Act. The impacts of sequestration in GFY 2013 were less than originally expected due to congressional actions that reduced the cuts as well as the DoD’s ability to allocate a portion of the reductions to prior year unobligated balances and multi-year investment appropriations. Accordingly, we have experienced minimal impacts to date.

In December 2013, Congress and the Administration enacted the Bipartisan Budget Act of 2013 (Bipartisan Budget Act). Notably, the Bipartisan Budget Act increased the limits on discretionary spending for GFY 2014 and GFY 2015 imposed by the Budget Control Act, among other fiscal changes. In particular, the Bipartisan Budget Act allows for approximately $63 billion of additional funding, including approximately $22 billion and $9 billion for defense spending during GFY 2014 and GFY 2015, respectively, and similar amounts for nondefense programs over the same period. The revised defense spending limits are set at approximately $520 billion for GFY 2014 and approximately $521 billion for GFY 2015. This agreement allows for more certainty in the budget planning process and provides the DoD the flexibility to better address its priorities. However, the Bipartisan Budget Act retains the lower spending limits, including the across-the-board spending reduction methodology, for GFYs 2016 through 2021 as provided for in the Budget Control Act. As a result, there remains uncertainty regarding how sequester cuts beyond GFY 2015 will be applied as the DoD and other agencies may have significantly less flexibility regarding how to allocate cuts in future years. While we have not yet seen the specific budget allocations by program, we continue to believe that our portfolio of products will continue to be well supported in a strategically focused allocation of budget resources.

While the recent budget actions provide a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges, sequestration remains a long-term concern. If not further modified, sequestration could have significant negative impacts on our industry and company in future periods. There may be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that will severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. Sequestration, or other budgetary cuts in lieu of sequestration, could have a material negative effect on our company as would any failure to address issues raised by the debt ceiling. Additionally, we are seeking to lessen our dependence on contracts with the U.S. Government by focusing on expanding into adjacent markets close to our core capabilities and growing international sales but may not be successful in this strategy. In response to continued declines in U.S. Government spending as well as the rapidly changing competitive and economic landscape, in November 2013 we announced a plan to close and consolidate several of our facilities and reduce our workforce by approximately 4,000 positions. We expect these facility closures and workforce reductions will be substantially complete by the middle of 2015; see more information in “Note 2 – Restructuring Charges” of our consolidated financial statements. Further actions as described above may be necessary in future periods and could result in severance and other charges that may have an adverse impact on our results of operations. For more information regarding U.S. Government budget pressures, see “Industry Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Under such conditions, large or complex programs, which consist of multiple contracts and phases, are potentially subject to increased scrutiny. Our largest program, the F-35, represented 16% of our total consolidated net sales in 2013, and is expected to represent a higher percentage of our sales in future years. A decision to cut spending or reduce planned orders could have an adverse impact on our results of operations. For more information regarding the F-35 program, see “Status of the F-35 Program” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 17, 2014, the U.S. Government passed its GFY 2014 budget to finance all activities through September 30, 2014, the end of its current fiscal year, after operating under continuing resolution temporary funding measures from October 1, 2013 to January 18, 2014. The budget provides discretionary defense spending at levels consistent with the planned defense spending limits in the Bipartisan Budget Act and eliminated much of the uncertainty and inefficiency in procuring products and services under the continuing resolution. In years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded through a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in contract awards due to lack of funding. Historically, this has not had a material effect on our business. Should a continuing resolution be used to fund U.S. Government Operations after GFY 2014 or decisions regarding sequestration remain pending, it may cause additional government contract awards to be delayed, canceled, or funded at lower levels and cause our results of operations to vary between periods. In some circumstances, we may continue to work without funding, and use our funds, in order to meet our customer’s desired delivery dates for products or services. Such funds could be at risk if the U.S. Government does not provide authorization and additional funding to our programs.

We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services, and civil or criminal investigations or proceedings.

In some instances, these laws and regulations impose terms or rights that are different than those typically found in commercial transactions. For example, the U.S. Government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss.

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

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the quality of our services as a subcontractor. In the case of termination for default, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. However, under such circumstances we have rights and remedial actions under laws and the Federal Acquisition Regulations (FAR).

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

Certain deficiencies identified during government audits of contractor business systems may result in the government withholding payments on our billings. Such deficiencies have not impacted our internal control over financial reporting. Withholding payments on billings are capped at 5% of billings when deficiencies impact a single business system and 10% when deficiencies impact multiple systems. Such withholdings are typically reduced to 2% after the contractor’s corrective action plan has been accepted and progress to implement the corrective actions has been demonstrated, and are withdrawn upon satisfactory completion and verification of the corrective action plan.

If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business.

Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, our ability to control costs, and evolving U.S. Government procurement policies.

Our profitability and cash flow may vary materially depending on the types of long-term government contracts undertaken, the nature of the products produced or services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives, and the stage of performance at which the right to receive fees is determined, particularly under award and incentive-fee contracts.

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

Other contracts in backlog are for the transition from development to production (e.g., low-rate initial production (LRIP) contracts), which includes the challenge of starting and stabilizing a manufacturing production and test line while the final design is being validated. These generally are cost-reimbursable or fixed-price incentive-fee contracts. Under a fixed-price incentive-fee contract, the allowable costs incurred are eligible for reimbursement, but are subject to a cost-share arrangement, which affects profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

There are also contracts for production as well as operations and maintenance of the delivered products that have the challenge of achieving a stable production and delivery rate, while maintaining operability of the product after delivery. These contracts are mainly fixed-price, although some operations and maintenance contracts are time-and-materials type. Under fixed-price contracts, we receive a fixed price regardless of the actual costs we incur. We have to absorb any costs in excess of the fixed price. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses.

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

The U.S. Government is currently pursuing and implementing policies that could negatively impact our profitability. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria, or government contract negotiation offers that indicate what our costs should be may affect the predictability of our profit rates. Our customers are subject to pressures that may result in a change in contract types referenced above earlier in a program’s maturity than is traditional. An example of this is the use of fixed-price incentive-fee contracts for recent LRIP contracts on the F-35 program while the development contract is being performed concurrently. Our customers may also pursue non-traditional contract provisions in negotiation of contracts. For example, changes resulting from the F-35 development contract may need to be implemented on the production contracts, a concept referred to as concurrency, which may require us to pay for a portion of the concurrency costs. Other examples include, but are not limited to, the U.S. Government in certain circumstances requiring that bid and proposal costs be included in general and administrative costs, rather than charged directly to contracts, and the U.S. Government enacting legislation that will decrease the level of allowable employee compensation, which will reduce our operating profit.

Other policies could negatively impact our working capital and cash flow. For example, the government has expressed a preference for requiring progress payments rather than performance based payments on new fixed-price contracts, which if implemented, delays our ability to recover a significant amount of costs incurred on a contract and thus affects the timing of our cash flows.

Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance.

We are facing increased competition, particularly in information technology and cyber security at our Information Systems & Global Solutions business segment, from non-traditional competitors outside of the aerospace and defense industry, in addition to our customers determining to source work internally rather than hiring a contractor. At the same time, our customers are facing budget constraints, trying to do more with less by cutting costs, identifying more affordable solutions, and reducing product development cycles. In international sales, we face substantial competition from both domestic manufacturers and foreign manufacturers whose governments sometimes provide research and development assistance, marketing subsidies, and other assistance for their products. Additionally, our competitors are also focusing on increasing their international sales to partially mitigate the effect of reduced U.S. Government budgets. To remain competitive, we consistently must provide superior performance, advanced technology solutions, and service at an affordable cost and with the agility that our customers require to satisfy their mission objectives.

As a leader in defense and global security, we have a large number of programs for which we are the incumbent contractor. A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied upon competitive contract award types, including indefinite-delivery, indefinite-quantity, GSA Schedule, and other multi-award contracts, which has the potential to create pricing pressure and increase our cost by requiring that we submit multiple bids and proposals. In addition, multi-award contracts require that we make sustained efforts to obtain task orders under the contract. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Following award, we may encounter significant expenses, delays, contract modifications, or bid protests from unsuccessful bidders on new program awards. Bid protests could result in significant expenses to us, contract modifications or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until the contract activity can begin and, therefore, delay our recognizing sales.

We are the prime contractor on most of our contracts and if our subcontractors, suppliers, or teaming agreement or venture partners fail to perform their obligations, our performance and our ability to win future business could be harmed.

For most of our contracts we rely on other companies to provide materials, major components, and products, and to perform a portion of the services that we provide to our customers. Such arrangements may involve subcontracts, teaming arrangements, ventures, or supply agreements with other companies upon which we rely (contracting parties). There is a risk that we may have disputes with our contracting parties, including disputes regarding the quality and timeliness of work performed, the workshare provided to that party, customer concerns about the other party’s performance, our failure to extend existing task orders or issue new task orders, or our hiring of the personnel of a subcontractor, teammate, or venture partner, or vice versa. In addition, changes in the economic environment, including defense budgets and constraints on available financing, may adversely affect the financial stability of our contracting parties and their ability to meet their performance requirements or to provide needed supplies on a timely basis. A failure by one or more of our contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis may affect our ability to perform our obligations and require that we transition the work to other companies. Contracting party performance deficiencies may affect our operating results and could result in a customer terminating our contract for default. A default termination could expose us to liability and affect our ability to compete for future contracts and orders. Additionally, our efforts to increase the efficiency of our operations and improve the affordability of our products and services could negatively impact our ability to attract and retain suppliers.

International sales may pose different risks.

In 2013, 17% of our net sales were from international customers. We have a strategy to grow international sales over the next several years, inclusive of sales of F-35 aircraft to our international partners and other countries. International sales are subject to numerous political and economic factors, regulatory requirements, significant competition, and other risks associated with doing business in foreign countries. Our exposure to such risks may increase if our international sales grow as we anticipate.

Our international business is conducted through foreign military sales (FMS) contracted through the U.S. Government or direct commercial sales (DCS) with international customers. In 2013, approximately half of our sales to international customers were FMS while the other half were DCS. These transaction types differ as FMS transactions represent sales by the U.S. Government to international governments and our contract with the U.S. Government is subject to FAR. By contrast, DCS transactions represent sales by us directly to another government or international customer. All sales to international customers are subject to U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. We frequently team with international subcontractors and suppliers who are also exposed to similar risks. While we have stringent policies in place to comply with such laws and regulations, failure by us, our employees, or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, proposed debarment, or debarment from bidding for or performing government contracts or suspension of our export privileges, which could have a material adverse effect on us.

While international sales, whether contracted as FMS or DCS, present risks that are different, and potentially greater, than those encountered in our domestic business, DCS with international customers may impose even greater risks as such transactions involve commercial relationships with parties with whom we have less familiarity and where there may be significant cultural differences. Additionally, international procurement rules and regulations, contract laws and regulations, and contractual terms differ from those in the U.S., are less familiar to us, may be interpreted differently by foreign courts, are officially documented in the local language and, therefore, potentially subject to errors in translation, and frequently have terms less favorable to us than the FAR. Export and import, tax, and currency risk may also be increased for DCS with international customers. While these risks are potentially greater than those encountered in our domestic business, our profit margins are typically higher on DCS with international customers.

Our international business is highly sensitive to changes in regulations, political environments, or security risks that may affect our ability to conduct business outside of the U.S., including those regarding investment, procurement, taxation, and repatriation of earnings. Our international business may also be impacted by changes in foreign national priorities and government budgets and may be further impacted by global economic conditions and fluctuations in foreign currency exchange rates. Sales of military products are also affected by defense budgets and U.S. foreign policy. Additionally, the timing of orders from our international customers can be less predictable than for our domestic customers and may lead to fluctuations in the amount reported each year for our international sales.

In conjunction with defense procurements, some international customers require contractors to provide additional incentives or to comply with industrial cooperation regulations, including entering into industrial cooperation agreements, sometimes referred to as offset agreements. Offset agreements may require in-country purchases, technology transfers, local manufacturing support, and financial support projects as an incentive, or as a condition to a contract award. In some countries, these offset agreements may require the establishment of a venture with a local company, which must control the venture. In these and other situations, Lockheed Martin could be liable for violations of law for actions taken by these entities such as laws related to anti-corruption, import and export, anti-boycott restrictions, or local laws with which we are not familiar. Offset agreements generally extend over several years and may provide for penalties in the event we fail to perform in accordance with the offset requirements which are typically subjective and can be outside our control.

Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to designing, developing, and manufacturing advanced defense and technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive loss of life or property damage. Accordingly, we also may incur liabilities that are unique to our products and services, including combat and air mobility aircraft, missile and space systems, command and control systems, air traffic control management systems, cyber security, homeland security, and training programs. In some, but not all circumstances, we may be entitled to certain legal protections or indemnifications from our customers, either through U.S. Government indemnifications under Public Law 85-804, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, contractual provisions, or otherwise. We endeavor to obtain insurance coverage from established insurance carriers to cover these risks and liabilities. The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities, existing coverage may be cancelled while we remain exposed to the risk, and it is not possible to obtain insurance to protect against all operational risks and liabilities. For example, we are limited in the amount of insurance we can obtain to cover certain natural hazards such as earthquakes, and we have significant operations in geographic areas prone to this risk, such as Sunnyvale, California. Even if insurance coverage is available, we may not be able to obtain it at a price or on terms acceptable to us. Additionally, disputes with insurance carriers over coverage terms or the insolvency of one or more of our insurance carriers may significantly affect the amount or timing of our cash flows.

Substantial costs resulting from an accident, failure of or defect in our products or services, natural catastrophe, or other incident, or liability arising from our products and services in excess of any legal protection, indemnity and our insurance coverage (or for which indemnity or insurance is not available or not obtained) could adversely impact our financial condition, cash flows, or operating results. Any accident or failure of or defect in our products or services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

Pension funding and costs are dependent on several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly as well as affect the affordability of our products and services.

Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees. The impact of these plans on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates, expected rates of increase in future compensation levels and employee turnover. Changes in these factors also affect our plan funding, cash flow, and stockholders’ equity. In addition, the funding of our plans and recovery of costs on our contracts, as described below, may also be subject to changes caused by legislative or regulatory actions.

With regard to cash flow, in the past few years we have made substantial cash contributions to our plans in excess of the amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). We generally are able to recover these contributions related to our plans as allowable costs on our U.S. Government contracts, including FMS, but there is a lag between when we contribute cash to our plans under pension funding rules and recover it under U.S. Government Cost Accounting Standards (CAS). Effective February 2012, the CAS rules were revised to harmonize the measurement and period assignment of the pension cost allocable to government contracts with the PPA (CAS Harmonization). In 2013, the cost impact of CAS Harmonization started being phased in with the goal of better aligning the CAS cost and ERISA funding requirements being fully achieved in 2017.

For more information on how these factors could impact earnings, financial position, cash flow and stockholders’ equity, see “Critical Accounting Policies – Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Conditions and Results of Operations and “Note 10 – Postretirement Plans” of our consolidated financial statements.

If we fail to manage acquisitions, divestitures, and other transactions successfully, our financial results, business, and future prospects could be harmed.

In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions, divestitures, ventures, and equity investments. We seek to identify acquisition or investment opportunities that will expand or complement our existing products and services, or customer base, at attractive valuations. We often compete with others for the same opportunities. To be successful, we must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete and close complex transactions, integrate acquired companies and employees, and realize anticipated operating synergies efficiently and effectively.

Acquisition, divestiture, venture, and investment transactions often require substantial management resources and have the potential to divert our attention from our existing business. Unidentified pre-closing liabilities could affect our future financial results.

Ventures or equity investments operate under shared control with other parties. Under the equity method of accounting for nonconsolidated ventures and investments, we recognize our share of the operating profit of these ventures in our results of operations. Our operating results may be affected by the performance of businesses over which we do not exercise control. The most significant impact of our equity investments is in our Space Systems business segment where approximately 29% of its 2013 operating profit was derived from its share of earnings from equity method investees.

Our business could be negatively affected by cyber or other security threats or other disruptions.

As a U.S. defense contractor, we face cyber threats, insider threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises.

We routinely experience cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our company sensitive information, as do our customers, suppliers, subcontractors and venture partners. We may experience similar security threats at customer sites that we operate and manage as a contractual requirement.

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

Although we work cooperatively with our customers, suppliers, subcontractors, venture partners, and acquisitions to seek to minimize the impact of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by these entities, which may affect the security of our information. These entities have varying levels of cyber security expertise and safeguards and their relationships with government contractors, such as Lockheed Martin, may increase the likelihood that they are targeted by the same cyber threats we face.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies we develop, particularly those related to homeland security, may raise potential liabilities related to intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified by other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to our customers, our future financial results, our reputation or our stock price; or such events could result in the loss of competitive advantages derived from our research and development efforts or other intellectual property, early obsolescence of our products and services, or contractual penalties.

Environmental costs could affect our future earnings as well as the affordability of our products and services.

Our operations are subject to and affected by a variety of federal, state, local, and foreign environmental protection laws and regulations. We are involved in environmental responses at some of our facilities and former facilities, and at third-party sites not owned by us where we have been designated a potentially responsible party by the U.S. Environmental Protection Agency or by a state agency. In addition, we could be affected by future regulations imposed in response to concerns over climate change, other aspects of the environment, or natural resources. We have an ongoing comprehensive program to reduce the effects of our operations on the environment.

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

We have incurred and will continue to incur liabilities under various federal, state, local, and foreign statutes for environmental protection and remediation. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. Among the variables management must assess in evaluating costs associated with these cases and remediation sites generally are the status of site assessment, extent of the contamination, impacts on natural resources, changing cost estimates, evolution of technologies used to remediate the site, and continually evolving governmental environmental standards and cost allowability issues. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or cleanup to the extent probable and estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 13 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements.

We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

Our business may be adversely affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. As required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. For a description of our current legal proceedings, see Item 3 – Legal Proceedings and “Note 13 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements.

In order to be successful, we must attract and retain key employees and manage leadership transitions effectively.

Our business has a continuing need to attract and retain large numbers of skilled personnel, including personnel holding security clearances, to meet contract schedules, support the growth of the enterprise, and to replace individuals who have retired or departed for other reasons. To the extent that the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting, or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. We increasingly compete with commercial technology companies outside of the aerospace and defense industry for qualified technical and scientific positions as the number of qualified domestic engineers is decreasing. To the extent that these companies grow faster than our industry, or face fewer cost and product pricing constraints, they may be able to offer higher compensation to job candidates or our existing employees. To the extent that we lose experienced personnel through wage competition, normal attrition (including retirement), or specific actions such as workforce reductions, we must successfully manage the transfer of critical knowledge from those individuals. This will become increasingly important as our workforce demographic shifts toward a higher population that is nearing retirement. Additionally, we may face issues arising from our efforts to increase the efficiency of our operations and improve the affordability of our products and services, including difficulties associated with moving or consolidating operations, reducing the size of the workforce, attracting and retaining key personnel, and from compliance with our legal obligations, including under Federal labor law and any applicable collective bargaining agreements. We also must manage leadership development and succession planning throughout our business and have processes in place for management transition and the transfer of knowledge. To the extent that we are unable to attract, develop, and retain leadership talent successfully, we could experience business disruptions and impair our ability to achieve business objectives.

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

The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical, and performance issues for each of our thousands of contracts, many of which are long-term in nature. Another example is the $10.3 billion of goodwill assets recorded on our Balance Sheet as of December 31, 2013 from previous acquisitions that were made over time, which represent greater than 25% of our total assets, and are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill assets. In 2013, we recorded a non-cash goodwill impairment charge of $195 million, net of state tax benefits. See “Critical Accounting Policies - Goodwill” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 1 – Significant Accounting Policies” for more information on this impairment charge.

Changes in U.S. or foreign tax laws, including possibly with retroactive effect, and audits by tax authorities could result in unanticipated increases in our tax expense and affect profitability and cash flows. For example, proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years.

Actual financial results could differ from our judgments and estimates. Refer to “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Note 1 – Significant Accounting Policies” of our consolidated financial statements for a complete discussion of our significant accounting policies and use of estimates.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

At December 31, 2013, we owned or leased building space (including offices, manufacturing plants, warehouses, service centers, laboratories, and other facilities) at 518 locations primarily in the U.S. Additionally, we manage or occupy various U.S. Government-owned facilities under lease and other arrangements.

At December 31, 2013, we had significant operations in the following locations:

•	Aeronautics – Palmdale, California; Marietta, Georgia; Greenville, South Carolina; Fort Worth and San Antonio, Texas; and Montreal, Canada.
•

Information Systems & Global Solutions – Goodyear, Arizona; Sunnyvale, California; Colorado Springs and Denver, Colorado; Gaithersburg and Rockville, Maryland; Valley Forge, Pennsylvania; and Houston, Texas.

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

In November 2013, we committed to a plan to vacate our leased facilities in Goodyear, Arizona and Akron, Ohio, and close our owned facility in Newtown, Pennsylvania and certain owned buildings at our Sunnyvale, California facility. We expect these closures, which include approximately 2.5 million square feet of facility space, will be substantially complete by the middle of 2015. For information regarding these matters, see “Note 2 – Restructuring Charges” of our consolidated financial statements.

The following is a summary of our square feet of floor space by business segment at December 31, 2013, inclusive of the facilities that we plan to vacate as mentioned above (in millions):

	Owned	Leased	U.S. Government- Owned	Total
Aeronautics	5.8	2.7	14.2	22.7
Information Systems & Global Solutions	2.5	5.7	—	8.2
Missiles and Fire Control	4.2	5.1	1.3	10.6
Mission Systems and Training	5.8	5.3	0.4	11.5
Space Systems	8.5	1.6	7.9	18.0
Corporate activities	3.0	0.9	—	3.9
Total	29.8	21.3	23.8	74.9

We believe our facilities are in good condition and adequate for their current use. We may improve, replace, or reduce facilities as considered appropriate to meet the needs of our operations.

ITEM 3.	Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in “Note 13 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements.

We are subject to federal, state, local and foreign requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see “Critical Accounting Policies – Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Note 13 – Legal Proceedings, Commitments, and Contingencies” of our consolidated financial statements.

As a U.S. Government contractor, we are subject to various audits and investigations by the U.S. Government to determine whether our operations are being conducted in accordance with applicable regulatory requirements. U.S. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon us, or could lead to suspension, proposed debarment, debarment from eligibility for future U.S. Government contracting, or suspension of export privileges. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government. U.S. Government investigations often take years to complete and many result in no adverse action against us. We also provide products and services to customers outside of the U.S., which are subject to U.S. and foreign laws and regulations and foreign procurement policies and practices. Our compliance with local regulations or applicable U.S. Government regulations may also be audited or investigated.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 4(a).	Executive Officers of the Registrant.

Our executive officers as of February 14, 2014 are listed below, with their ages on that date, positions and offices currently held, and principal occupation and business experience during at least the last five years. There were no family relationships among any of our executive officers and directors. All officers serve at the discretion of the Board of Directors.

Richard F. Ambrose (age 55), Executive Vice President – Space Systems

Mr. Ambrose has served as Executive Vice President of Space Systems since April 2013. He previously served as Vice President and Deputy, Space Systems from July 2012 to March 2013; President, Information Systems & Global Solutions - Security from January 2011 to June 2012; and Vice President and General Manager, Space Systems - Surveillance and Navigations Systems from January 2008 to December 2010.

Sondra L. Barbour (age 51), Executive Vice President – Information Systems & Global Solutions

Ms. Barbour has served as Executive Vice President of Information Systems & Global Solutions since April 2013. She previously served as Senior Vice President and Chief Information Officer from January 2012 to March 2013, and Vice President and Chief Information Officer from February 2008 to January 2012.

Dale P. Bennett (age 57), Executive Vice President – Mission Systems and Training

Mr. Bennett has served as Executive Vice President of Mission Systems and Training since December 2012. He previously served as President, Mission Systems & Sensors from August 2011 to December 2012; President, Global Training and Logistics from June 2010 to July 2011; and President, Simulation, Training & Support from July 2005 to May 2010.

Orlando P. Carvalho (age 55), Executive Vice President – Aeronautics

Mr. Carvalho has served as Executive Vice President of Aeronautics since March 2013. He previously served as Executive Vice President and General Manager, F-35 Program from March 2012 to March 2013; Vice President and Deputy, F-35 Program from August 2011 to March 2012; President, Mission Systems & Sensors from January 2010 to July 2011; and Vice President and General Manager, Surface Systems Ballistic Missile Defense Programs from January 2006 to January 2010.

Patrick M. Dewar (age 53), Executive Vice President – Lockheed Martin International

Mr. Dewar has served as Executive Vice President of Lockheed Martin International since July 2013. He previously served as Senior Vice President, Corporate Strategy and Business Development from October 2010 to June 2013; and Vice President, Corporate International Business Development from January 2009 to September 2010.

Richard H. Edwards (age 57), Executive Vice President – Missiles and Fire Control

Mr. Edwards has served as Executive Vice President of Missiles and Fire Control since December 2012. He previously served as Executive Vice President, Program and Technology Integration, Missiles and Fire Control from June 2012 to December 2012; and Vice President, Tactical Missiles and Combat Maneuver Systems from July 2005 to June 2012.

Christopher J. Gregoire (age 45), Vice President, Controller, and Chief Accounting Officer

Mr. Gregoire has served as Vice President, Controller, and Chief Accounting Officer since March 2010. He previously was employed by Sprint Nextel Corporation from August 2006 to May 2009, most recently as Principal Accounting Officer and Assistant Controller, and was a partner at Deloitte & Touche LLP from September 2003 to July 2006.

Marillyn A. Hewson (age 60), Chairman, President and Chief Executive Officer

Ms. Hewson has served as Chairman, President and Chief Executive Officer since January 2014. She previously served as Chief Executive Officer and President from January 2013 to December 2013; President and Chief Operating Officer from November 2012 to December 2012; Executive Vice President of Electronic Systems from January 2010 to December 2012; and President, Systems Integration – Owego from September 2008 to December 2009.

Maryanne R. Lavan (age 54), Senior Vice President, General Counsel and Corporate Secretary

Ms. Lavan has served as Senior Vice President and General Counsel since June 2010 and Corporate Secretary since September 2010. She previously served as Vice President, Internal Audit from February 2007 to June 2010.

Kenneth R. Possenriede (age 54), Vice President and Treasurer

Mr. Possenriede has served as Vice President and Treasurer since July 2011. He previously served as Vice President, Finance and Business Operations of Electronic Systems from July 2008 to June 2011.

Bruce L. Tanner (age 54), Executive Vice President and Chief Financial Officer

Mr. Tanner has served as Executive Vice President and Chief Financial Officer since September 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market, Price, and Dividend Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol LMT. As of January 31, 2014, there were 33,547 holders of record of our common stock. The following table sets forth the high and low intra-day trading prices of our common stock as reported on the NYSE and cash dividends paid each quarter within the past two years.

Quarter	Dividends Paid Per Share		Stock Prices (High-Low)
	2013	2012	2013	2012
First	$1.15	$1.00	$ 96.59 - $ 85.88	$91.01 - $79.05
Second	1.15	1.00	109.26 - 94.00	92.24 - 80.14
Third	1.15	1.00	131.60 - 105.54	93.99 - 83.15
Fourth	1.33	1.15	149.99 - 121.52	95.92 - 87.08
Year	$4.78	$4.15	$149.99 - $ 85.88	$95.92 - $79.05

Stock Performance Graph

The following performance graph provides a comparison of the cumulative total return to stockholders of our common stock, assuming reinvestment of dividends, with cumulative total returns for the Standard and Poor’s (S&P) 500 Index, the S&P Aerospace and Defense Index, and the S&P Industrials Index during the five years ended December 31, 2013. The performance graph assumes $100 was originally invested in each of our common stock and the indices on December 31, 2008. The cumulative total return indicated in the performance graph is not a guarantee of future performance.

The S&P Aerospace and Defense Index is comprised of The Boeing Company, General Dynamics Corporation, Honeywell International Inc., L-3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Precision Castparts Corp., Raytheon Company, Rockwell Collins, Inc., Textron Inc., and United Technologies Corporation. The S&P Industrials Index is comprised of those companies in the S&P 500 Index classified as members of the industrials sector as defined by the Global Industry Classification Standard.

Purchases of Equity Securities

The following table provides information about our repurchases of our common stock during the quarter ended December 31, 2013 that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
September 30, 2013 – October 27, 2013	216,631		$127.10	169,097	$3,731
October 28, 2013 – November 24, 2013	680,142		$136.36	669,856	$3,639
November 25, 2013 – December 31, 2013	484,995		$141.57	484,188	$3,571
Total	1,381,768	(c)	$136.73	1,323,141	$3,571

(a)

We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, September 30, 2013 was the first day of our October 2013 fiscal month.

(b)

On October 25, 2010, our Board of Directors approved a share repurchase program (the Program) pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. Under the Program, management has discretion to determine the dollar amount of shares to be repurchased up to an authorized amount of $9.5 billion, which has been updated by the Board of Directors since the inception of the Program, and the timing of any repurchases in compliance with applicable law and regulation. We may also make purchases under the Program pursuant to a Rule 10b5-1 plan. The Program does not have an expiration date.

(c)

During the quarter ended December 31, 2013, the total number of shares purchased included 58,627 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the Program.

ITEM 6.	Selected Financial Data.

(In millions, except per share data)	2013	2012	2011	2010	2009
Operating results
Net sales	$45,358	$47,182	$46,499	$45,671	$43,867
Operating profit (a)(b)	4,505	4,434	4,020	4,105	4,477
Net earnings from continuing operations (a)(b)(c)	2,950	2,745	2,667	2,614	2,967
Net earnings (d)	2,981	2,745	2,655	2,878	2,973
Net earnings from continuing operations per common share
Basic (a)(b)(c)	9.19	8.48	7.94	7.18	7.71
Diluted (a)(b)(c)	9.04	8.36	7.85	7.10	7.63
Net earnings per common share
Basic (d)	9.29	8.48	7.90	7.90	7.73
Diluted (d)	9.13	8.36	7.81	7.81	7.64
Cash dividends declared per common share	$4.78	$4.15	$3.25	$2.64	$2.34
Balance sheet
Cash, cash equivalents and short-term investments (b)(e)	$2,617	$1,898	$3,582	$2,777	$2,737
Total current assets	13,329	13,855	14,094	12,893	12,529
Goodwill	10,348	10,370	10,148	9,605	9,948
Total assets (b)	36,188	38,657	37,908	35,113	35,167
Total current liabilities	11,120	12,155	12,130	11,401	10,910
Long-term debt, net (e)	6,152	6,158	6,460	5,019	5,052
Total liabilities (b)	31,270	38,618	36,907	31,616	31,201
Stockholders’ equity (b)	4,918	39	1,001	3,497	3,966
Common shares at year-end	319	321	321	346	373
Cash flow information
Net cash provided by operating activities (b)(f)	$4,546	$1,561	$4,253	$3,801	$3,487
Net cash used for investing activities	(1,121)	(1,177)	(788)	(533)	(1,798)
Net cash used for financing activities	(2,706)	(2,068)	(2,144)	(3,398)	(1,466)
Backlog	$82,600	$82,300	$80,700	$78,400	$77,300

(a)

Our operating profit, earnings, and earnings per share were affected by a non-cash goodwill impairment charge of $195 million ($176 million or $.54 per share, after tax) (Note 1) and severance charges of $201 million ($130 million or $.40 per share, after tax) in 2013 (Note 2); severance charges of $136 million ($88 million or $.26 per share, after tax) in 2011 (Note 2); and charges for the Voluntary Executive Separation Program and facilities consolidation totaling $220 million ($143 million or $.38 per share, after tax) in 2010.

(b)

The impact of our postretirement benefit plans can cause our operating profit, earnings, cash flows, and amounts recorded on our Balance Sheets to fluctuate. Accordingly, our earnings were affected by FAS/CAS pension expense of $482 million, $830 million, $922 million, $454 million, and $456 million in 2013, 2012, 2011, 2010, and 2009. Our 2012 pension contributions of $3.6 billion, as compared to $2.25 billion made in 2013 and $2.3 billion made in 2011, caused fluctuations in our operating cash flows and cash balance between each of those years. Fluctuations in our total assets, total liabilities, and stockholders’ equity between years from 2010 to 2013 primarily were due to the annual measurement of the funded status of our postretirement benefit plans at the end of 2013, 2012, and 2011. See “Critical Accounting Policies - Postretirement Benefit Plans” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

(c)

Our net earnings from continuing operations included an $89 million reduction in income tax expense in 2011 through the elimination of liabilities for unrecognized tax benefits (Note 8); tax expense of $96 million in 2010 as a result of health care legislation that eliminated the tax deduction for company-paid retiree prescription drug expenses to the extent they are reimbursed under Medicare Part D; and a $69 million income tax benefit in 2009 for the resolution of certain tax matters.

(d)

Our net earnings were affected by the items in notes (a), (b), and (c) above, as well as items related to discontinued operations such as a $184 million gain ($.50 per share) in 2010 on the sale of Enterprise Integration Group, and $73 million ($.20 per share) of benefits for certain adjustments related to Pacific Architects and Engineers in 2010.

(e)

The increase in our cash and long-term debt from 2010 to 2011 primarily was due to the issuance of $2.0 billion of long-term notes in 2011, partially offset by our redemption of $584 million in long-term notes in 2011 (Note 9).

(f)

The fluctuations in our net cash provided by operating activities between years from 2011 to 2013 were due to changes in working capital in addition to our pension contributions discussed in note (b) above. See “Liquidity and Cash Flows” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government. In 2013, 82% of our $45.4 billion in net sales were from the U.S. Government, either as a prime contractor or as a subcontractor (including 61% from the Department of Defense (DoD)), 17% were from international customers (including foreign military sales (FMS) contracted through the U.S. Government), and 1% were from U.S. commercial and other customers. Our main areas of focus are in defense, space, intelligence, homeland security, and information technology, including cyber security.

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control (MFC), Mission Systems and Training (MST), and Space Systems. We organize our business segments based on the nature of the products and services offered.

We are operating in an environment characterized by both increasing complexity in global security and continuing economic pressures in the U.S. and globally. A significant component of our strategy in this environment is to focus on program execution, improving the quality and predictability of the delivery of our products and services, and placing security capability quickly into the hands of both our domestic and international customers at affordable prices. Recognizing that our customers are resource constrained, we are endeavoring to develop and extend our portfolio domestically in a disciplined manner with a focus on adjacent markets close to our core capabilities, as well as growing our international sales. We continue to focus on affordability initiatives as demonstrated by our plan to close and consolidate several of our facilities as we announced in November 2013. We also expect to continue to invest in technologies to fulfill new mission requirements for our customers, and invest in our people so that we have the technical skills necessary to succeed without limiting our ability to return at least 50% of free cash flow1 to our investors in the form of dividends and share repurchases.

We expect 2014 net sales will decline slightly from 2013 due to projected lower net sales at Space Systems and IS&GS, partially offset by an anticipated increase in net sales at Aeronautics. We expect our 2014 segment operating profit will also decrease from 2013 at a slightly higher percentage rate than the decline in net sales due an anticipated decrease in segment operating profit at each of our business segments, with the exception of Aeronautics. Accordingly, segment operating profit margin is also expected to be lower than 2013 levels. For additional information related to trends in net sales and operating profit at our business segments, see the “Business Segment Results of Operations” section below.

Industry Considerations

U.S. Government Funding Constraints

The U.S. Government, our principal customer, continues to face significant fiscal and economic challenges such as financial deficits, budget uncertainty, increasing debt levels, and an economy with restrained growth. In order to address these challenges, the U.S. Government continues to focus on discretionary spending, entitlement programs, taxes, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. In doing so, the Administration and Congress must balance decisions regarding defense, homeland security, and other federal spending priorities in a constrained fiscal environment largely imposed by the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act established limits on discretionary spending, which provided for reductions to planned defense spending of $487 billion over a 10 year period that began with government fiscal year (GFY) 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30).

The Budget Control Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, that would reduce planned defense spending by another $500 billion over a nine-year period that began in GFY 2013. These additional spending reductions are arbitrary as they would be applied across-the-board to numerous programs and contracts without regard to national priorities. While the defense budget will sustain the largest single reduction, other civil agencies and programs are also impacted by significant spending reductions. In light of the Budget Control Act and deficit reduction pressures, it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years.

1 We define free cash flow as cash from operations as determined under U.S. generally accepted accounting principles (GAAP), less capital expenditures as presented on our Statements of Cash Flows.

For GFY 2013, which ended on September 30, 2013, sequestration resulted in a $37 billion reduction to the defense budget in addition to reductions as a result of the discretionary spending limits already imposed under the Budget Control Act. The impacts of sequestration in GFY 2013 were less than originally expected due to congressional actions that reduced the cuts as well as the DoD’s ability to allocate a portion of the reductions to prior year unobligated balances and multi-year investment appropriations. Accordingly, we have experienced minimal impacts to date.

In December 2013, Congress and the Administration enacted the Bipartisan Budget Act of 2013 (Bipartisan Budget Act). Notably, the Bipartisan Budget Act increased the limits on discretionary spending for GFY 2014 and GFY 2015 imposed by the Budget Control Act, among other fiscal changes. In particular, the Bipartisan Budget Act allows for approximately $63 billion of additional funding, including approximately $22 billion and $9 billion for defense spending during GFY 2014 and GFY 2015, respectively, and similar amounts for nondefense programs over the same period. The revised defense spending limits are set at approximately $520 billion for GFY 2014 and approximately $521 billion for GFY 2015. This agreement allows for more certainty in the budget planning process and provides the DoD the flexibility to better address its priorities. However, the Bipartisan Budget Act retains the lower spending limits, including the across-the-board spending reduction methodology, for GFYs 2016 through 2021 as provided for in the Budget Control Act. As a result, there remains uncertainty regarding how sequester cuts beyond GFY 2015 will be applied as the DoD and other agencies may have significantly less flexibility regarding how to allocate cuts in future years. While we have not yet seen the specific budget allocations by program, we continue to believe that our portfolio of products will continue to be well supported in a strategically focused allocation of budget resources.

On January 17, 2014, the U.S. Government passed its GFY 2014 budget to finance all activities through September 30, 2014, the end of its current fiscal year, after operating under continuing resolution temporary funding measures from October 1, 2013 to January 18, 2014. The budget provides discretionary defense spending at levels consistent with the planned defense spending limits in the Bipartisan Budget Act and eliminated much of the uncertainty and inefficiency in procuring products and services under the continuing resolution. Under continuing resolutions, partial-year funding is available at prior year levels, subject to certain restrictions, but new spending initiatives are not authorized.

Other Matters

While the recent budget actions provide a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges, sequestration remains a long-term concern. If not further modified, sequestration could have significant negative impacts on our industry and company in future periods. There may be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that will severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. Sequestration, or other budgetary cuts in lieu of sequestration, could have a material negative effect on our company as would any failure to address issues raised by the debt ceiling. Additionally, we are seeking to lessen our dependence on contracts with the U.S. Government by focusing on expanding into adjacent markets close to our core capabilities and growing international sales but may not be successful in this strategy.

Despite the continued uncertainty surrounding U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, the implementation of sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities), or other budget cuts in lieu of sequestration. Additionally, decreases in production volume associated with sequestration, or other budget cuts in lieu of sequestration, will increase unit costs making our products less affordable for both our domestic and international customers. Sequestration may also result in significant rescheduling or termination activity with our supplier base. Such activity could result in claims from our suppliers, which may include both the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. Furthermore, sequestration, or other budgetary cuts in lieu of sequestration, could result in severance charges. We expect costs associated with claims from our suppliers and severance charges will be recovered from our customers.

Generally, we expect that the impact of sequestration or other budget reductions in lieu of sequestration on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our MFC and MST business segments, due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our IS&GS business segment and certain services businesses within our MFC and MST business segments.

Other Business Considerations

International Business

A key component of our strategic plan is to grow our international sales. To accomplish this growth, we continue to focus on expanding our in-country presence and strengthening our relationships internationally through partnerships and local production joint technology offices. For example, in 2013 we acquired Amor Group, a United Kingdom-based company, and we opened a new in-country office in Saudi Arabia that will enable development of partnerships to create products and enhance our offerings in technology, aerospace, and security sectors. We conduct business with international customers primarily through our Aeronautics, MFC, and MST business segments.

In our Aeronautics business segment, there remains strong international interest in the F-35 program. The F-35 program includes commitments from eight international partner countries and two international customers; as well as expressions of interest from other countries. The U.S. Government and the eight partner countries continue to work together on the design, testing, production, and sustainment of the F-35. The international role on the program is growing as we opened the final assembly and checkout facility in Italy and began international pilot and maintainer training in 2013. We delivered three F-35 aircraft to international partners in 2013, including two aircraft to the Netherlands and one aircraft to the United Kingdom. The number of F-35 aircraft for international customers in recent low-rate initial production (LRIP) contracts continues to increase, with the LRIP 6 and 7 contracts including new aircraft awards for Australia, Italy, Norway, and the United Kingdom.

Other areas of international expansion at our Aeronautics business segment include the F-16 and C-130J programs. The award from Iraq in 2013 for 18 additional F-16 aircraft extends production through the middle of 2017. Also, we delivered the first C-130J Super Hercules aircraft to both the Republic of Tunisia and to Israel in 2013. The delivery to Tunisia marks the first to an African country.

Our MFC business segment produces the Patriot Advanced Capability-3 (PAC-3) and Terminal High Altitude Area Defense (THAAD) air and missile defense systems, which continue to generate significant international interest. The PAC-3 is an advanced missile defense system designed to intercept incoming airborne threats. During 2013, we received an award to provide PAC-3 missile defense equipment to Kuwait. Other international customers include Japan, Germany, the Netherlands, Taiwan, and the United Arab Emirates (UAE). In 2013, we also finalized the multi-billion dollar award for the THAAD missile defense system from the UAE, which is the first international customer for this system. Other countries in the Middle East and the Asia-Pacific region have also expressed interest in our air and missile defense systems.

In our MST business segment, we continue to experience international interest in the Aegis Ballistic Missile Defense System. We perform activities in the development, production, ship integration and test, and lifetime support for ships of international customers such as Canada, Japan, Spain, Korea, and Australia. In 2013, we received an award from Japan to upgrade processors and other equipment on their ballistic missile defense ships. The Littoral Combat Ship (LCS) is another significant program generating interest from potential international customers.

Status of the F-35 Program

The F-35 program consists of a development contract and multiple production contracts. The development contract is being performed concurrent with the production contracts. Concurrent performance of development and production contracts is used for complex programs to test aircraft, shorten the time to field systems, and achieve overall cost savings. We expect the development portion of the F-35 program will be substantially complete in 2017, with less significant efforts continuing into 2019. Production of the aircraft is expected to continue for many years given the U.S. Government’s current inventory objective of 2,443 aircraft for the Air Force, Marine Corps, and Navy; commitments from our eight international partners and two international customers; as well as expressions of interest from other countries.

On the development contract, the U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the aircraft surpassing 10,000 flight hours. In 2013, we reduced the profit booking rate on the development contract after revising our estimate of fees that we expect to earn on the contract as well as our estimates of the remaining costs to complete the development contract. These revisions collectively reduced profit by $85 million during 2013, which reflect the inception-to-date impact of the change in the profit booking rate.

Progress continues to be made on the production of aircraft. In 2013, the F-35 program reached a significant milestone as we completed the assembly of the 100th aircraft. During 2013, we delivered 35 aircraft to our domestic and international partners, resulting in total deliveries of 73 production aircraft as of December 31, 2013. We have 93 production aircraft in backlog as of December 31, 2013, including orders from our international partners.

Given the size and complexity of the F-35 program, we anticipate that there will be continual reviews related to aircraft performance, program schedule, cost, and requirements as part of the DoD, Congressional, and international partners’ oversight and budgeting processes. Current program challenges include, but are not limited to, supplier and partner performance, software development, level of cost associated with lifecycle operations and sustainment, receiving funding for production contracts on a timely basis, executing future flight tests, and findings resulting from testing.

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

We selectively pursue the acquisition of businesses and investments at attractive valuations that will expand or complement our current portfolio and allow access to new customers or technologies. We have made a number of niche acquisitions of businesses and investments in affiliates during the past several years. We also may explore the divestiture of businesses. In pursuing our business strategy, we routinely conduct discussions, evaluate targets, and enter into agreements regarding possible acquisitions, divestitures, ventures, and equity investments.

Acquisitions

We paid $269 million and $259 million in 2013 and 2012 for acquisition activities, primarily related to the acquisition of businesses. In 2013, we acquired Amor Group, a United Kingdom-based company specializing in information technology, civil government services, and the energy market. This acquisition is aligned with our strategy to grow international sales and has been included in our IS&GS business segment. In 2012, we acquired Chandler/May, Inc. (Chandler/May), CDL Systems Ltd. (CDL), and Procerus Technologies, L.C. (Procerus). These companies specialize in the design, development, manufacturing, control, and support of advanced unmanned systems, which expand our offerings in support of our customers’ increased emphasis on advanced unmanned systems and are consistent with our strategy to maintain a portfolio of advanced technology options. These companies are part of our MST business segment where they have been integrated into our portfolio of unmanned systems and technologies to align their product and service offerings to the U.S. Army.

In 2011, we paid $624 million for acquisition activities, primarily related to the acquisitions of QTC Holdings Inc. (QTC) and Sim-Industries B.V. (Sim-Industries). QTC provides outsourced medical evaluation services to the U.S. Government and has been included within our IS&GS business segment. Sim-Industries designs, develops, and manufactures full-motion and fixed-based civil aviation flight simulators for a wide range of airline customers and independent pilot training centers worldwide and is part of our MST business segment. These companies complement our core capabilities and align with our strategy to expand into closely related markets and expand our customer base. For additional information, see “Note 14 – Acquisitions and Divestitures” of our consolidated financial statements.

Divestitures

In pursuing our business strategies, we have also divested certain businesses over the past three years. Recent divestitures consisted of Savi Technology, Inc. (Savi) in 2012 and Pacific Architects and Engineers, Inc. (PAE) in 2011. For additional information, see “Note 14 – Acquisitions and Divestitures” of our consolidated financial statements.

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

	2013	2012	2011
Operating results
Net sales	$ 45,358	$ 47,182	$46,499
Cost of sales	(41,171)	(42,986)	(42,755)
Other income, net	318	238	276
Operating profit	4,505	4,434	4,020
Interest expense	(350)	(383)	(354)
Other non-operating income (expense), net	—	21	(35)
Income tax expense	(1,205)	(1,327)	(964)
Net earnings from continuing operations	2,950	2,745	2,667
Net earnings (loss) from discontinued operations	31	—	(12)
Net earnings	$ 2,981	$ 2,745	$2,655
Diluted earnings (loss) per common share
Continuing operations	$ 9.04	$ 8.36	$7.85
Discontinued operations	.09	—	(.04)
Total	$ 9.13	$ 8.36	$7.81

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

Net Sales

Products sales are predominantly generated in our Aeronautics, MFC, MST, and Space Systems business segments, and most of our services sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	2013	2012	2011
Net sales
Products	$35,691	$37,817	$36,925
Services	9,667	9,365	9,574
Total net sales	$45,358	$47,182	$46,499

Substantially all of our contracts are accounted for using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the following discussion of changes in our consolidated cost of sales and our “Business Segment Results of Operations” section because, due to the nature of percentage-of-completion accounting, changes in our sales are typically accompanied by a corresponding change in our cost of sales.

Products Sales

Our products sales represent about 80% of our net sales for both 2013 and 2012. Products sales decreased $2.1 billion, or 6%, in 2013 compared to 2012 primarily due to lower volume and deliveries. Products sales decreased about $915 million at Aeronautics primarily due to fewer aircraft deliveries (primarily F-16 and C-130) and lower volume and risk retirements on F-22 due to completion of aircraft deliveries in 2012, partially offset by increased volume and risk retirements on F-35 production contracts and increased aircraft deliveries on the C-5 program; about $750 million at IS&GS for various programs due to lower volume (such as Next Generation Identification (NGI) and En Route Automation Modernization (ERAM)

programs); about $440 million at MST due to fewer deliveries (primarily Persistent Threat Detection Systems (PTDS) as final surveillance system deliveries occurred during the second quarter of 2012) and lower volume (primarily integrated warfare systems and sensors programs); and about $405 million at Space Systems due to lower volume (primarily commercial satellites and the Orion Multi-Purpose Crew Vehicle (Orion) program) partially offset by increased volume (primarily various government satellite programs). The decreases were partially offset by higher products sales of about $380 million at MFC due to increased volume and risk retirements (primarily THAAD and deliveries of PAC-3).

Our products sales represent about 80% of our net sales for both 2012 and 2011. Products sales increased $892 million, or 2%, in 2012 compared to 2011 primarily due to higher volume and deliveries, as well as higher risk retirements on certain programs. Products sales increased about $555 million at Aeronautics due to increased volume and risk retirements on F-35 production contracts and deliveries (primarily F-16 and C-5), partially offset by decreased volume and risk retirements (primarily F-22); about $510 million at MST due to increased deliveries (primarily PTDS) and increased volume (primarily LCS); about $225 million at Space Systems due to increased volume (primarily commercial satellites and Orion); and about $100 million at MFC due to increased volume (primarily THAAD and PAC-3). These increases partially were offset by lower products sales of about $495 million at IS&GS due to the substantial completion of certain programs (such as Joint Tactical Radio System (JTRS) and U.K. Census).

Services Sales

Our services sales represent about 20% of our net sales for 2013 and 2012. Services sales increased $302 million, or 3%, in 2013 compared to 2012. Services sales increased about $270 million at IS&GS primarily due to the start-up of certain programs (such as the Defense Information Systems Agency – Global Information Grid Services Management-Operations (DISA GSM-O) and the National Science Foundation Antarctic Support); and about $85 million at Aeronautics primarily due to increased sustainment activities (primarily F-16). The increases were partially offset by lower services sales of about $80 million at MFC for various technical services programs due to lower volume, partially offset by various fire control programs (primarily Special Operations Forces Contractor Logistics Support Services (SOF CLSS)) due to higher volume. Services sales for 2013 were comparable to 2012 at both MST and Space Systems.

Our services sales represent about 20% of our net sales for 2012 and 2011. Services sales decreased $209 million, or 2%, in 2012 compared to 2011. Services sales decreased about $105 million at MFC primarily due to lower volume and risk retirements on various technical services programs. Services sales decreased about $60 million at MST primarily due to lower volume on various training services programs. Services sales decreased about $40 million at IS&GS primarily due to the substantial completion of the Outsourcing Desktop Initiative for NASA (ODIN) during 2011 and lower volume on the Hanford Mission Support (Hanford) contract, partially offset by higher net sales from QTC, which was acquired in the fourth quarter of 2011.

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

	2013	2012	2011
Cost of sales
Cost of products sales	$31,346	$33,495	$32,968
% of products sales	87.8%	88.6%	89.3%
Cost of services sales	8,588	8,383	8,514
% of services sales	88.8%	89.5%	88.9%
Goodwill impairment charge	195	—	—
Severance charges	201	48	136
Other unallocated costs	841	1,060	1,137
Total cost of sales	$41,171	$42,986	$42,755

Due to the nature of percentage-of-completion accounting, changes in our cost of products and services sales are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of products and services sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and with our “Business Segment Results of Operations” section. We have not identified any developing trends in cost of products and services sales that would have a material impact on our future operations.

Cost of Products Sales

Cost of products sales decreased $2.1 billion, or 6%, in 2013 compared to 2012 primarily due to lower volume and deliveries. Cost of products sales decreased about $770 million at Aeronautics due to fewer aircraft deliveries (primarily F-16 and C-130) and lower volume (primarily F-22), partially offset by increased volume for F-35 production contracts, increased aircraft deliveries and the impact of reducing the profit booking rate in the third quarter of 2013 for the C-5 program and lower risk retirements on various programs (primarily C-130); about $685 million at IS&GS for various programs primarily due to decreased volume; about $570 million at MST primarily due to fewer deliveries and net increased risk retirements for the PTDS program and various integrated warfare systems and sensors programs and for the favorable resolution of certain contract cost matters (including the terminated presidential helicopter program); and about $315 million at Space Systems due to lower volume (primarily commercial satellites and Orion). The decreases were partially offset by higher cost of products sales of about $190 million at MFC due to increased volume (primarily THAAD and deliveries of PAC-3), partially offset by various other programs due increased risk retirements (primarily fire control programs). The 0.8% decrease in the percentage of cost of products sales relative to products sales in 2013 compared to 2012 primarily was due to higher risk retirements (primarily at MFC and MST) and the favorable resolution of contractual matters at MST.

Cost of products sales increased $527 million, or 2%, in 2012 compared to 2011 primarily due to higher volume and deliveries. Cost of products sales increased about $520 million at Aeronautics due to increased volume (primarily F-35 production contracts) and increased deliveries (primarily F-16 and C-5); about $485 million at MST due to increased deliveries (primarily PTDS) and volume (primarily LCS), partially offset by reserves of about $55 million for contract cost matters on certain contracts recorded in the fourth quarter of 2011 (including the terminated presidential helicopter program); and about $180 million at Space Systems due to increased volume (primarily commercial satellites programs, Orion and various strategic and defensive missile programs). The increases were partially offset by lower cost of products sales of about $530 million at IS&GS primarily due to the substantial completion of various programs during 2011 and lower volume on various other programs; and about $70 million at MFC due to higher risk retirements (primarily tactical missile and fire control programs) and the favorable resolution of contractual matters, partially offset by increased deliveries (PAC-3) and volume (THAAD). The 0.7% decrease in the percentage of cost of products sales relative to products sales in 2012 compared to 2011 primarily was due to higher risk retirements (primarily at MFC) as well as the favorable resolution of contractual matters at MFC and higher risk retirements and lower reserves on ship and aviation system programs at MST.

Cost of Services Sales

Our cost of services sales increased $205 million, or 2%, in 2013 compared to 2012. Most of our cost of services sales are in the IS&GS and MFC business segments. The increase in cost of services sales was primarily attributable to higher cost of services sales at our IS&GS and Aeronautics business segments partially offset by lower cost of services sales at our MFC business segment. Cost of services sales increased about $245 million at IS&GS primarily due to the start-up of various programs. Cost of services sales increased about $40 million at Aeronautics primarily due to increased sustainment activities (primarily F-16). Cost of services sales decreased about $75 million at MFC primarily due to lower volume of various technical services programs, partially offset by higher volume from various fire control programs (primarily SOF CLSS). The 0.7% decrease in the percentage of cost of services sales relative to services sales in 2013 compared to 2012 was primarily due to higher risk retirements on sustainment contracts at Aeronautics.

Our cost of services sales decreased $131 million, or 2%, in 2012 compared to 2011. The decrease in cost of services sales primarily was attributable to lower cost of services sales at our MFC and MST business segments, partially offset by higher cost of services sales at our IS&GS business segment. Cost of services sales decreased approximately $105 million at MFC primarily due to lower volume on various technical services programs. Cost of services sales decreased approximately $90 million at MST primarily due to lower volume on various training services programs. Cost of services sales increased approximately $80 million at IS&GS primarily due to higher net sales from QTC, which was acquired in the fourth quarter of 2011, and various other services programs partially offset by lower costs from the substantial completion of ODIN in 2011 and lower volume on the Hanford contract. The 0.6% increase in the percentage of cost of services sales relative to services sales in 2012 compared to 2011 was primarily due to risk retirements on the ODIN and Hanford contracts in 2011.

Goodwill Impairment Charge

In the fourth quarter of 2013, we recorded a non-cash goodwill impairment charge of $195 million, net of state tax benefits, which reduced our net earnings by $176 million ($.54 per share). The charge related to the Technical Services reporting unit within our MFC business segment and was due to the continuing impact of defense budget reductions and related competitive pressures on the Technical Services business, which typically has smaller customer contracts of a shorter duration. For additional information, see the “Critical Accounting Policies – Goodwill” section below and “Note 1 –Significant Accounting Policies” of our consolidated financial statements.

Restructuring Charges

2013 Actions

During 2013, we recorded charges related to certain severance actions totaling $201 million, net of state tax benefits, of which $83 million, $37 million, and $81 million related to our IS&GS, MST, and Space Systems business segments. These charges reduced our net earnings by $130 million ($.40 per share) and primarily related to a plan we committed to in November 2013 to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST, and Space Systems business segments. These charges also include $30 million related to certain severance actions at our IS&GS business segment that occurred in the first quarter of 2013, which were subsequently paid in 2013.

The November 2013 plan resulted from a strategic review of these businesses’ facility capacity and future workload projections and is intended to better align our organization and cost structure and improve the affordability of our products and services given the continued decline in U.S. Government spending as well as the rapidly changing competitive and economic landscape. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service. During 2013, we paid approximately $15 million in severance payments associated with these actions, with the remainder expected to be paid through the middle of 2015.

In addition to the severance charges described above, we expect to incur accelerated and incremental costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed, relocation of equipment and other employee related costs) of approximately $15 million, $50 million, and $135 million at our IS&GS, MST, and Space Systems business segments related to the facility closures and consolidations. The accelerated and incremental costs will be expensed as incurred in the respective business segment’s results of operations through their completion in 2015. We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, with the impact included in the respective business segment’s results of operations. Of the total accelerated and incremental costs to be incurred mentioned above, we expect $25 million, net of recoveries, at MST and $55 million, net of recoveries, at Space Systems will be incurred in 2014. Also, we expect the restructuring charges will reduce our 2014 cash flow from operations by approximately $150 million, mostly due to expected severance payments in 2014.

2012 and 2011 Actions

During 2012, we recorded charges related to certain severance actions totaling $48 million, net of state tax benefits, of which $25 million related to our Aeronautics business segment and $23 million related to the reorganization of our former Electronic Systems business segment. These charges reduced our net earnings by $31 million ($.09 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. These severance actions resulted from cost reduction initiatives to better align our organization with changing economic conditions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service, all of which were paid in 2013.

During 2011, we recorded charges related to certain severance actions totaling $136 million, net of state tax benefits, of which $49 million, $48 million, and $39 million related to our Aeronautics, Space Systems, and our IS&GS business segments and Corporate Headquarters. These charges reduced our net earnings by $88 million ($.26 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. These severance actions resulted from a strategic review of these businesses and our Corporate Headquarters and are intended to better align our organization and cost structure with changing economic conditions. The workforce reductions at the business segments also reflected changes in program lifecycles, where several of our major programs were either transitioning out of development and into production or were ending. Upon separation, terminated employees received lump-sum severance payments based on years of service. During 2011, we made approximately half of the severance payments associated with these 2011 severance actions, and paid the remaining amounts in 2012.

Other Unallocated Costs

Other unallocated costs principally include FAS/CAS pension expense, stock-based compensation, and other corporate costs. These costs are not allocated to the business segments and, therefore, are excluded from the costs of products and services sales (see “Note 4 – Information on Business Segments” of our consolidated financial statements for a description of these items). The decreases of $219 million and $77 million in other unallocated costs from 2012 to 2013 and 2011 to 2012 were primarily attributable to the decrease in FAS/CAS pension expense, partially offset by fluctuations in other costs associated with various corporate items, none of which were individually significant. We expect FAS/CAS pension income of $345 million in 2014 as further discussed in the “Critical Accounting Policies - Postretirement Benefit Plans” section below.

Other Income, Net

Other income, net for 2013 was $318 million, compared to $238 million in 2012 and $276 million in 2011. The changes between years primarily were due to fluctuations in equity earnings in investees in our Space Systems business segment, as discussed in the “Business Segment Results of Operations” section below.

Interest Expense

Interest expense for 2013 was $350 million, compared to $383 million in 2012 and $354 million in 2011. The decrease from 2012 to 2013 was primarily attributable to lower interest rates on our outstanding debt from the December 2012 debt exchange (Note 9). The increase from 2011 to 2012 was primarily due to increased interest expense from the $2.0 billion issuance of long-term debt in September 2011, partially offset by the redemption of $500 million in certain long-term notes in October 2011 (Note 9).

Other Non-Operating Income (Expense), Net

Other non-operating income, net decreased $21 million from 2012 to 2013 primarily due to a gain from the sale of an investment in 2012. Other non-operating income (expense), net was $21 million in 2012 and $(35) million in 2011, with the change between years primarily due to premiums of $48 million on early extinguishments of debt that occurred in 2011 (Note 9).

Income Tax Expense

Our effective income tax rate from continuing operations was 29.0% for 2013, 32.6% for 2012, and 26.5% for 2011. The rates generally benefit from tax deductions for U.S. manufacturing activities and tax deductions for dividends paid to our defined contribution plans with an employee stock ownership plan feature.

The U.S. manufacturing deduction benefit for 2013 and 2011 reduced our effective tax rate by approximately two percentage points as compared to 2012. These fluctuations between years occurred because our tax-deductible discretionary pension contributions of $2.5 billion in 2012, which reduced U.S. manufacturing deduction benefits by $59 million ($.18 per share), were significantly higher than in 2013 or 2011.

Our effective income tax rate for 2013 was reduced by approximately two percentage points because of U.S. research and development (R&D) tax credits. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstated the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. As the effects of tax law changes are recognized in the period in which new legislation is enacted, $37 million ($.11 per share) of tax benefit attributable to 2012 was recorded during 2013, in addition to $39 million ($.12 per share) of tax benefit attributable to 2013. Since we recorded two years of R&D tax credit in 2013, we expect our effective tax rate to increase in 2014 whether or not Congress reenacts the R&D tax credit for 2014.

Our effective tax rate for 2013 was increased by approximately one percentage point due to the non-cash goodwill impairment charge recorded in the fourth quarter of 2013 (Note 1), as only a portion of the charge will qualify for a tax deduction.

Our effective income tax rate for 2011 was reduced by approximately two and one-half percentage points because in April 2011 the U.S. Congressional Joint Committee on Taxation completed its review of the Internal Revenue Service (IRS) Appeals Division’s resolution of certain adjustments related to our tax years 2003 through 2008. As a result, we recognized additional tax benefits and reduced our income tax expense for 2011 by $89 million ($.26 per share). Our effective income tax rate for 2011 also was reduced by approximately one percentage point due to R&D tax credits.

Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of the related tax legislation, with a corresponding material, one-time increase to income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of December 31, 2013 and 2012 were $3.9 billion and $6.1 billion, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If the Federal statutory income tax rate had been lowered to 25% at December 31, 2013, our net deferred tax assets would have been reduced by $1.1 billion, and we would have recorded a corresponding, one time increase in income tax expense of $1.1 billion. The amount of net deferred tax assets will change periodically based on several factors, including the annual measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Net Earnings from Continuing Operations

We reported net earnings from continuing operations of $2.95 billion ($9.04 per share) in 2013, $2.75 billion ($8.36 per share) in 2012, and $2.67 billion ($7.85 per share) in 2011. Both net earnings from continuing operations and earnings per share were affected by the factors discussed above.

Net Earnings (Loss) from Discontinued Operations

Net earnings from discontinued operations for 2013 included a benefit of $31 million resulting from the resolution of certain tax matters related to a business previously sold. Discontinued operations for 2011 included the operating results and other adjustments of Savi, a logistics business sold in 2012 that was in our former Electronic Systems business segment, and PAE, a business sold in 2011 that was formerly within our IS&GS business segment. Net loss from discontinued operations was $12 million ($.04 per share) in 2011, and included a deferred tax asset of $66 million that we expected to realize on the sale of Savi because our tax basis was higher than our book basis. This tax benefit was largely offset by operating losses and other adjustments. For more information, see “Note 14 – Acquisitions and Divestitures” of our consolidated financial statements.

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

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairment (Note 1) and significant severance actions (Note 2); gains or losses from divestitures (Note 14); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expenses, net” between operating profit from our business segments and our consolidated operating profit.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS). The FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

The operating results in the following tables exclude businesses included in discontinued operations (Note 14) for all years presented. Summary operating results for each of our business segments were as follows (in millions):

	2013	2012	2011
Net sales
Aeronautics	$14,123	$14,953	$14,362
Information Systems & Global Solutions	8,367	8,846	9,381
Missiles and Fire Control	7,757	7,457	7,463
Mission Systems and Training	7,153	7,579	7,132
Space Systems	7,958	8,347	8,161
Total net sales	$45,358	$47,182	$46,499
Operating profit
Aeronautics	$1,612	$1,699	$1,630
Information Systems & Global Solutions	759	808	874
Missiles and Fire Control	1,431	1,256	1,069
Mission Systems and Training	905	737	645
Space Systems	1,045	1,083	1,063
Total business segment operating profit	5,752	5,583	5,281
Unallocated expenses, net
FAS/CAS pension adjustment
FAS pension expense	(1,948)	(1,941)	(1,821)
Less: CAS cost	1,466	1,111	899
FAS/CAS pension expense (a)	(482)	(830)	(922)
Goodwill impairment charge (b)	(195)	—	—
Severance charges (c)	(201)	(48)	(136)
Stock-based compensation	(189)	(167)	(157)
Other, net	(180)	(104)	(46)
Total unallocated expenses, net	(1,247)	(1,149)	(1,261)
Total consolidated operating profit	$4,505	$4,434	$4,020

(a)	We expect FAS/CAS pension income in 2014 of about $345 million as further discussed in the “Critical Accounting Policies - Postretirement Benefit Plans” section below.
(b)

We recognized a non-cash goodwill impairment charge related to the Technical Services reporting unit within our MFC business segment. For more information, see “Note 1 – Significant Accounting Policies” of our consolidated financial statements.

(c)

See “Note 2 – Restructuring Charges” of our consolidated financial statements for information on charges related to certain severance actions at our business segments and Corporate Headquarters. Severance charges for initiatives that are not significant are included in business segment operating profit.

The following segment discussions also include information relating to backlog for each segment. Backlog was approximately $82.6 billion, $82.3 billion, and $80.7 billion at December 31, 2013, 2012, and 2011. These amounts included both funded backlog (firm orders for which funding has been both authorized and appropriated by the customer – Congress in the case of U.S. Government agencies) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery, indefinite-quantity contracts. Funded backlog was approximately $55.0 billion at December 31, 2013.

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

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

We have a number of programs that are designated as classified by the U.S. Government which cannot be specifically described. The operating results of these classified programs are included in our consolidated and business segment results, and are subjected to the same oversight and internal controls as our other programs.

Our net sales are primarily derived from long-term contracts for products and services provided to the U.S. Government as well as FMS contracted through the U.S. Government. We account for these contracts, as well as product contracts with non-U.S. Government customers, using the percentage-of-completion method of accounting, which represent substantially all of our net sales. We derive our remaining net sales from contracts to provide services to non-U.S. Government customers, which we account for under the services method of accounting.

Under the percentage-of-completion method of accounting, we record sales on contracts based upon our progress towards completion on a particular contract as well as our estimate of the profit to be earned at completion. Cost-reimbursable contracts provide for the payment of allowable costs plus a fee. For fixed-priced contracts, net sales and cost of sales are recognized as products are delivered or as costs are incurred. Due to the nature of the percentage-of-completion method of accounting, changes in our cost of sales are typically accompanied by a related change in our net sales.

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

In addition, comparability of our sales, segment operating profit, and segment operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated costs at completion and a reduction of the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and segment operating margins may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters; restructuring charges, except for significant severance actions as mentioned above; cost recoveries on all restructuring charges; reserves for disputes; asset impairments; and insurance recoveries; among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $2.1 billion, $1.9 billion, and $1.6 billion for 2013, 2012, and 2011. The increase in our consolidated net adjustments for 2013 as compared to 2012 primarily was due to an increase in profit booking rate adjustments at our MST and MFC business segments and, to a lesser extent, the increase in the favorable resolution of contractual matters for the corporation. The increase in our consolidated net adjustments for 2012 as compared to 2011 primarily was due to an increase in profit booking rate adjustments and the favorable resolution of contractual matters at our MST and MFC business segments. The consolidated net adjustments for 2013 and 2012 are inclusive of approximately $600 million and $500 million in unfavorable items, which include a significant profit reduction on the F-35 development contract in both years, as well as a significant profit reduction on the C-5 program in 2013, each as described in our Aeronautics business segment’s results of operations discussion below. Unfavorable items in 2012 were about $100 million higher than 2011, primarily due to a significant profit reduction on the F-35 development contract in 2012 as mentioned above.

Aeronautics

Our Aeronautics business segment is engaged in the research, design, development, manufacture, integration, sustainment, support, and upgrade of advanced military aircraft, including combat and air mobility aircraft, unmanned air vehicles, and related technologies. Aeronautics’ major programs include the F-35 Lightning II Joint Strike Fighter, C-130 Hercules, F-16 Fighting Falcon, F-22 Raptor, and the C-5M Super Galaxy. Aeronautics’ operating results included the following (in millions):

	2013	2012	2011
Net sales	$14,123	$14,953	$14,362
Operating profit	1,612	1,699	1,630
Operating margins	11.4%	11.4%	11.3%
Backlog at year-end	28,000	30,100	30,500

2013 compared to 2012

Aeronautics’ net sales for 2013 decreased $830 million, or 6%, compared to 2012. The decrease was primarily attributable to lower net sales of approximately $530 million for the F-16 program due to fewer aircraft deliveries (13 aircraft delivered in 2013 compared to 37 delivered in 2012) partially offset by aircraft configuration mix; about $385 million for the C-130 program due to fewer aircraft deliveries (25 aircraft delivered in 2013 compared to 34 in 2012) partially offset by increased sustainment activities; approximately $255 million for the F-22 program, which includes about $205 million due to decreased production volume as final aircraft deliveries were completed during the second quarter of 2012 and $50 million from the favorable resolution of a contractual matter during the second quarter of 2012; and about $270 million for various other programs (primarily sustainment activities) due to decreased volume. The decreases were partially offset by higher net sales of about $295 million for F-35 production contracts due to increased production volume and risk retirements; approximately $245 million for the C-5 program due to increased aircraft deliveries (six aircraft delivered in 2013 compared to four in 2012) and other modernization activities; and about $70 million for the F-35 development contract due to increased volume.

Aeronautics’ operating profit for 2013 decreased $87 million, or 5%, compared to 2012. The decrease was primarily attributable to lower operating profit of about $85 million for the F-22 program, which includes approximately $50 million from the favorable resolution of a contractual matter in the second quarter of 2012 and about $35 million due to decreased risk retirements and production volume; approximately $70 million for the C-130 program due to lower risk retirements and fewer deliveries partially offset by increased sustainment activities; about $65 million for the C-5 program due to the inception-to-date effect of reducing the profit booking rate in the third quarter of 2013 and lower risk retirements; approximately $35 million for the F-16 program due to fewer aircraft deliveries partially offset by increased sustainment activity and aircraft configuration mix. The decreases were partially offset by higher operating profit of approximately $180 million for F-35 production contracts due to increased risk retirements and volume. Operating profit was comparable for the F-35 development contract and included adjustments of approximately $85 million to reflect the inception-to-date impacts of the downward revisions to the profit booking rate in both 2013 and 2012. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $75 million lower for 2013 compared to 2012.

2012 compared to 2011

Aeronautics’ net sales for 2012 increased $591 million, or 4%, compared to 2011. The increase was attributable to higher net sales of approximately $745 million from F-35 production contracts principally due to increased production volume; about $285 million from F-16 programs primarily due to higher aircraft deliveries (37 F-16 aircraft delivered in 2012 compared to 22 in 2011) partially offset by lower volume on sustainment activities due to the completion of modification programs for certain international customers; and approximately $140 million from C-5 programs due to higher aircraft deliveries (four C-5M aircraft delivered in 2012 compared to two in 2011). Partially offsetting the increases were lower net sales of approximately $365 million from decreased production volume and lower risk retirements on the F-22 program as final aircraft deliveries were completed in the second quarter of 2012; approximately $110 million from the F-35 development contract primarily due to the inception-to-date effect of reducing the profit booking rate in the second quarter of 2012 and to a lesser extent lower volume; and about $95 million from a decrease in volume on other sustainment activities partially offset by various other Aeronautics programs due to higher volume. Net sales for C-130 programs were comparable to 2011 as a decline in sustainment activities largely was offset by increased aircraft deliveries.

Aeronautics’ operating profit for 2012 increased $69 million, or 4%, compared to 2011. The increase was attributable to higher operating profit of approximately $105 million from C-130 programs due to an increase in risk retirements; about $50 million from F-16 programs due to higher aircraft deliveries partially offset by a decline in risk retirements; approximately $50 million from F-35 production contracts due to increased production volume and risk retirements; and about $50 million from the completion of purchased intangible asset amortization on certain F-16 contracts. Partially offsetting the increases was lower operating profit of about $90 million from the F-35 development contract primarily due to the inception-to-date effect of reducing the profit booking rate in the second quarter of 2012; approximately $50 million from decreased production volume and risk retirements on the F-22 program partially offset by a resolution of a contractual matter in the second quarter of 2012; and approximately $45 million primarily due to a decrease in risk retirements on other sustainment activities partially offset by various other Aeronautics programs due to increased risk retirements and volume. Operating profit for C-5 programs was comparable to 2011. Adjustments not related to volume, including net profit booking rate adjustments and other matters described above, were approximately $30 million lower for 2012 compared to 2011.

Backlog

Backlog decreased in 2013 compared to 2012 mainly due to lower orders on F-16, C-5, and C-130 programs, partially offset by higher orders on the F-35 program. Backlog decreased in 2012 compared to 2011 mainly due to lower orders on F-35 and C-130 programs, partially offset by higher orders on F-16 programs.

Trends

We expect Aeronautics’ net sales to increase in 2014 in the mid-single digit percentage range as compared to 2013 primarily due to an increase in net sales from F-35 production contracts. Operating profit is expected to increase slightly from 2013, resulting in a slight decrease in operating margins between the years due to program mix.

Information Systems & Global Solutions

Our IS&GS business segment provides advanced technology systems and expertise, integrated information technology solutions, and management services across a broad spectrum of applications for civil, defense, intelligence, and other government customers. IS&GS has a portfolio of many smaller contracts as compared to our other business segments. IS&GS has been impacted by the continued downturn in federal information technology budgets. IS&GS’ operating results included the following (in millions):

	2013	2012	2011
Net sales	$8,367	$8,846	$9,381
Operating profit	759	808	874
Operating margins	9.1%	9.1%	9.3%
Backlog at year-end	8,300	8,700	9,300

2013 compared to 2012

IS&GS’ net sales decreased $479 million, or 5%, for 2013 compared to 2012. The decrease was attributable to lower net sales of about $495 million due to decreased volume on various programs (command and control programs for classified customers, NGI, and ERAM programs); and approximately $320 million due to the completion of certain programs (such as Total Information Processing Support Services, the Transportation Worker Identification Credential (TWIC), and ODIN). The decrease was partially offset by higher net sales of about $340 million due to the start-up of certain programs (such as the DISA GSM-O and the National Science Foundation Antarctic Support).

IS&GS’ operating profit decreased $49 million, or 6%, for 2013 compared to 2012. The decrease was primarily attributable to lower operating profit of about $55 million due to certain programs nearing the end of their lifecycles, partially offset by higher operating profit of approximately $15 million due to the start-up of certain programs. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were comparable for 2013 compared to 2012.

2012 compared to 2011

IS&GS’ net sales for 2012 decreased $535 million, or 6%, compared to 2011. The decrease was attributable to lower net sales of approximately $485 million due to the substantial completion of various programs during 2011 (primarily JTRS; ODIN; and U.K. Census); and about $255 million due to lower volume on numerous other programs (primarily Hanford;

Warfighter Information Network-Tactical (WIN-T); Command, Control, Battle Management and Communications (C2BMC); and TWIC). Partially offsetting the decreases were higher net sales of approximately $140 million from QTC, which was acquired early in the fourth quarter of 2011; and about $65 million from increased activity on numerous other programs, primarily federal cyber security programs and PTDS operational support.

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

Backlog

Backlog decreased in 2013 compared to 2012 primarily due to lower orders on several programs (such as ERAM and NGI), higher sales on certain programs (the National Science Foundation Antarctic Support and the DISA GSM-O), and declining activities on several smaller programs primarily due to the continued downturn in federal information technology budgets. Backlog decreased in 2012 compared to 2011 primarily due to the substantial completion of various programs in 2011 (primarily ODIN, U.K. Census, and JTRS).

Trends

We expect IS&GS’ net sales to decline in 2014 in the high single digit percentage range as compared to 2013 primarily due to the continued downturn in federal information technology budgets. Operating profit is also expected to decline in 2014 in the high single digit percentage range consistent with the expected decline in net sales, resulting in margins that are comparable with 2013 results.

Missiles and Fire Control

Our MFC business segment provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics and other technical services; fire control systems; mission operations support, readiness, engineering support, and integration services; and manned and unmanned ground vehicles. MFC’s major programs include PAC-3, THAAD, Multiple Launch Rocket System, Hellfire, Joint Air-to-Surface Standoff Missile (JASSM), Javelin, Apache Fire Control System (Apache), Sniper®, Low Altitude Navigation and Targeting Infrared for Night (LANTIRN®), and SOF CLSS. MFC’s operating results included the following (in millions):

	2013	2012	2011
Net sales	$7,757	$7,457	$7,463
Operating profit	1,431	1,256	1,069
Operating margins	18.4%	16.8%	14.3%
Backlog at year-end	15,000	14,700	14,400

2013 compared to 2012

MFC’s net sales for 2013 increased $300 million, or 4%, compared to 2012. The increase was primarily attributable to higher net sales of approximately $450 million for air and missile defense programs (THAAD and PAC-3) due to increased production volume and deliveries; about $70 million for fire control programs due to net increased deliveries and volume; and approximately $55 million for tactical missile programs due to net increased deliveries. The increases were partially offset by lower net sales of about $275 million for various technical services programs due to lower volume driven by the continuing impact of defense budget reductions and related competitive pressures. The increase for fire control programs was primarily attributable to increased deliveries on the Sniper® and LANTIRN® programs, increased volume on the SOF CLSS program, partially offset by lower volume on Longbow Fire Control Radar and other programs. The increase for tactical missile programs was primarily attributable to increased deliveries on JASSM and other programs, partially offset by fewer deliveries on the Guided Multiple Launch Rocket System and Javelin programs.

MFC’s operating profit for 2013 increased $175 million, or 14%, compared to 2012. The increase was primarily attributable to higher operating profit of approximately $85 million for air and missile defense programs (THAAD and PAC-3) due to increased risk retirements and volume; about $85 million for fire control programs (Sniper®, LANTIRN® and Apache) due to increased risk retirements and higher volume; and approximately $75 million for tactical missile programs (Hellfire and various programs) due to increased risk retirements. The increases were partially offset by lower operating profit of about $45 million for the resolution of contractual matters in the second quarter of 2012; and approximately $15 million for various technical services programs due to lower volume partially offset by increased risk retirements. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $100 million higher for 2013 compared to 2012.

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

Backlog

Backlog increased in 2013 compared to 2012 mainly due to higher orders on the THAAD program and lower sales volume compared to new orders on certain fire control systems programs in 2013, partially offset by lower orders on technical services programs and certain tactical missile programs. Backlog increased in 2012 compared to 2011 mainly due to increased orders and lower sales on fire control systems programs (primarily LANTIRN® and Sniper®) and on various services programs, partially offset by lower orders and higher sales volume on tactical missiles programs.

Trends

We expect MFC’s net sales to be flat to slightly down in 2014 compared to 2013, primarily due to a decrease in net sales on technical services programs partially offset by an increase in net sales from missiles and fire control programs. Operating profit is expected to decrease in the high single digit percentage range, driven by a reduction in expected risk retirements in 2014. Accordingly, operating profit margin is expected to slightly decline from 2013.

Mission Systems and Training

Our MST business segment provides ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; littoral combat ships; simulation and training services; and unmanned systems and technologies. MST’s major programs include Aegis Combat System (Aegis), LCS, MH-60, TPQ-53 Radar System, and MK-41 Vertical Launching System (VLS). MST’s operating results included the following (in millions):

	2013	2012	2011
Net sales	$7,153	$7,579	$7,132
Operating profit	905	737	645
Operating margins	12.7%	9.7%	9.0%
Backlog at year-end	10,800	10,700	10,500

2013 compared to 2012

MST’s net sales for 2013 decreased $426 million, or 6%, compared to 2012. The decrease was primarily attributable to lower net sales of approximately $275 million for various ship and aviation systems programs due to lower volume

(primarily PTDS as final surveillance system deliveries occurred during the second quarter of 2012); about $195 million for various integrated warfare systems and sensors programs (primarily Naval systems) due to lower volume; approximately $65 million for various training and logistics programs due to lower volume; and about $55 million for the Aegis program due to lower volume. The decreases were partially offset by higher net sales of about $155 million for the LCS program due to increased volume.

MST’s operating profit for 2013 increased $168 million, or 23%, compared to 2012. The increase was primarily attributable to higher operating profit of approximately $120 million related to the settlement of contract cost matters on certain programs (including a portion of the terminated presidential helicopter program); about $55 million for integrated warfare systems and sensors programs (primarily radar and Halifax class modernization programs) due to increased risk retirements; and approximately $30 million for undersea systems programs due to increased risk retirements. The increases were partially offset by lower operating profit of about $55 million for training and logistics programs, primarily due to the recording of approximately $30 million of charges mostly related to lower-of-cost-or-market considerations; and about $25 million for ship and aviation systems programs (primarily PTDS) due to lower risk retirements and volume. Operating profit related to the LCS program was comparable. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $170 million higher for 2013 compared to 2012.

2012 compared to 2011

MST’s net sales for 2012 increased $447 million, or 6%, compared to 2011. The increase in net sales for 2012 was attributable to higher volume and risk retirements of approximately $395 million from ship and aviation system programs (primarily PTDS; LCS; VLS; and MH-60); about $115 million for training and logistics solutions programs primarily due to net sales from Sim-Industries, which was acquired in the fourth quarter of 2011; and approximately $30 million as a result of increased volume on integrated warfare systems and sensors programs (primarily Aegis). Partially offsetting the increases were lower net sales of approximately $70 million from undersea systems programs due to lower volume on an international combat system program and towed array systems; and about $25 million due to lower volume on various other programs.

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

Backlog

Backlog increased slightly in 2013 compared to 2012 mainly due to higher orders and lower sales on integrated warfare system and sensors programs (primarily Aegis) and lower sales on various service programs, partially offset by lower orders on ship and aviation systems (primarily MH-60). Backlog increased in 2012 compared to 2011 mainly due to increased orders on ship and aviation system programs (primarily MH-60 and LCS), partially offset by decreased orders and higher sales volume on integrated warfare systems and sensors programs (primarily Aegis).

Trends

We expect MST’s net sales to be flat in 2014 compared to 2013. Operating profit is expected to decrease in the low double digit percentage range from 2013 primarily due to the absence of favorable contractual resolutions that occurred in 2013 as described above and expected charges, net of recoveries, in 2014 for incremental costs related to the November 2013 restructuring plan as described in the “Consolidated Results of Operations” section above, resulting in a decline in operating margins between the years.

Space Systems

Our Space Systems business segment is engaged in the research and development, design, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Space Systems’ major programs include the Trident II D5 Fleet Ballistic Missile (FBM), Space Based Infrared System (SBIRS), Advanced Extremely High

Frequency (AEHF) system, Orion, Global Positioning Satellite (GPS) III system, Geostationary Operational Environmental Satellite R-Series (GOES-R), and Mobile User Objective System (MUOS). Operating profit for our Space Systems business segment includes our share of earnings for our investment in United Launch Alliance (ULA), which provides expendable launch services to the U.S. Government. Space Systems’ operating results included the following (in millions):

	2013	2012	2011
Net sales	$7,958	$8,347	$8,161
Operating profit	1,045	1,083	1,063
Operating margins	13.1%	13.0%	13.0%
Backlog at year-end	20,500	18,100	16,000

2013 compared to 2012

Space Systems’ net sales for 2013 decreased $389 million, or 5%, compared to 2012. The decrease was primarily attributable to lower net sales of approximately $305 million for commercial satellite programs due to fewer deliveries (zero delivered during 2013 compared to two for 2012); and about $290 million for the Orion program due to lower volume. The decreases were partially offset by higher net sales of approximately $130 million for government satellite programs due to net increased volume; and about $65 million for strategic and defensive missile programs (primarily FBM) due to increased volume and risk retirements. The increase for government satellite programs was primarily attributable to higher volume on AEHF and other programs, partially offset by lower volume on GOES-R, MUOS, and SBIRS programs.

Space Systems’ operating profit for 2013 decreased $38 million, or 4%, compared to 2012. The decrease was primarily attributable to lower operating profit of approximately $50 million for the Orion program due to lower volume and risk retirements and about $30 million for government satellite programs due to decreased risk retirements, which were partially offset by higher equity earnings from joint ventures of approximately $35 million. The decrease in operating profit for government satellite programs was primarily attributable to lower risk retirements for MUOS, GPS III, and other programs, partially offset by higher risk retirements for the SBIRS and AEHF programs. Operating profit for 2013 included about $15 million of charges, net of recoveries, related to the November 2013 restructuring plan. Adjustments not related to volume, including net profit booking rate adjustments and other matters, were approximately $15 million lower for 2013 compared to 2012.

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

Space Systems’ operating profit for 2012 increased $20 million, or 2%, compared to 2011. The increase was attributable to higher operating profit of approximately $60 million from commercial satellite programs due to increased deliveries and reserves recorded in 2011; and about $40 million from the Orion program due to higher risk retirements and increased volume. Partially offsetting the increases was lower operating profit of approximately $45 million from lower volume and risk retirements on certain government satellite programs (primarily SBIRS); about $20 million from lower risk retirements and lower volume on the NASA External Tank program, which ended in connection with the completion of the Space Shuttle program in 2011; and approximately $20 million from lower equity earnings as a decline in launch related activities at ULA partially was offset by the resolution of contract cost matters associated with the wind-down of United Space Alliance (USA). Adjustments not related to volume, including net profit booking rate adjustments described above, were approximately $15 million higher for 2012 compared to 2011.

Equity earnings

Total equity earnings recognized by Space Systems (primarily ULA in 2013) represented approximately $300 million, or 29% of this segment’s operating profit during 2013. During 2012 and 2011, total equity earnings recognized by Space Systems from ULA, USA, and the U.K. Atomic Weapons Establishment joint venture represented approximately $265 million and $285 million, or 24% and 27% of this segment’s operating profit.

Backlog

Backlog increased in 2013 compared to 2012 mainly due to higher orders on the Orion program, partially offset by lower orders on government satellite programs (primarily AEHF). Backlog increased in 2012 compared to 2011 mainly due to higher orders on government satellites activities, partially offset by lower orders on the Orion program.

Trends

We expect Space Systems’ net sales to decline in 2014 in the mid-single digit percentage range as compared to 2013 primarily due to a decrease in volume on satellite programs in 2014. Operating profit is expected to decline in the low double digit percentage range in 2014 primarily due to lower earnings on satellite programs, expected charges, net of recoveries, in 2014 for accelerated depreciation expense and incremental costs related to the November 2013 restructuring plan as described in the “Consolidated Results of Operations” section above, and lower equity earnings. As a result, operating margins are expected to decline between the years.

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

We have generated strong operating cash flows, which have been the primary source of funding for our operations, debt service and repayments, capital expenditures, dividends, share repurchases, acquisitions, and postretirement benefit plan funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. Our cash balances and cash from operations have historically been sufficient to support our operations and anticipated capital expenditures for the foreseeable future. However, our liquidity and cash flows could be materially impacted in the future if the U.S. Government were to shut down due to impasses over budget and/or debt ceiling negotiations. As discussed in the “Capital Resources” section, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to the credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

Cash received from customers, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on our contracts vary based on a number of factors, including the contract type. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, which together represent approximately half of the sales we recorded in 2013, as we are authorized to bill as the costs are incurred or work is performed. A number of our fixed-price contracts may provide for performance-based payments, which allow us to bill and collect cash as we perform on the contract. The amount of performance-based payments and the related milestones are encompassed in the negotiation of each contract. The timing of such payments may differ from our incurrence of costs related to our contract performance, thereby affecting our cash flows.

The U.S. Government has indicated that it would consider progress payments as the baseline for negotiating payment terms on fixed-price contracts, rather than performance-based payments. In contrast to negotiated performance-based payment terms, progress payment provisions correspond to a percentage of the amount of costs incurred during the performance of the contract. While the total amount of cash collected on a contract is the same, performance-based payments have had a more favorable impact on the timing of our cash flows. In addition, our cash flows may be affected if the U.S. Government decides to withhold payments on our billings. The amount of withholds was approximately $200 million as of December 31, 2012. We collected substantially all of this amount in 2013 as we resolved certain deficiencies related to U.S. Government audits of our business systems, primarily at our Aeronautics business segment. While the impact of withholding payments delays the receipt of cash, the cumulative amount of cash collected during the life of the contract will not vary.

The majority of our capital expenditures for 2013 and those planned for 2014 can be divided into the categories of facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across all of our business segments. For example, we have projects underway in our Aeronautics business segment for facilities and equipment to support production of the F-35 combat aircraft.

In addition, we have projects underway to modernize certain of our facilities, inclusive of our efforts to consolidate and reduce leased facilities. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software.

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	2013	2012	2011
Cash and cash equivalents at beginning of period	$1,898	$3,582	$2,261

Operating activities
Net earnings	2,981	2,745	2,655
Non-cash adjustments	1,570	2,133	1,210
Changes in working capital	(98)	(1,061)	674
Other, net	93	(2,256)	(286)
Net cash provided by operating activities	4,546	1,561	4,253
Net cash used for investing activities	(1,121)	(1,177)	(788)
Net cash used for financing activities	(2,706)	(2,068)	(2,144)
Net change in cash and cash equivalents	719	(1,684)	1,321
Cash and cash equivalents at end of year	$2,617	$1,898	$3,582

Operating Activities

2013 compared to 2012

Net cash provided by operating activities increased $3.0 billion in 2013 as compared to 2012 primarily due to lower pension contributions, a lower increase in working capital, a tax refund in 2013 as discussed below, and improved operating results. We made $2.25 billion in contributions to our qualified defined benefit pension plans during 2013, compared to $3.6 billion during 2012. The $1.0 billion decline in the growth of working capital (defined as receivables, net and inventories, net less accounts payable and customer advances and amounts in excess of costs incurred) was attributable to higher cash receipts related to accounts receivable, primarily on F-35 production contracts (including amounts from resolving U.S. Government contractual withholds). Partially offsetting the improved accounts receivable collections were higher payments to suppliers, primarily on F-35 production contracts. In addition, there was lower growth in inventories in 2013 as compared to 2012 primarily due to the timing of advance payments applied to inventory.

We made tax payments, net of refunds received, of $787 million during 2013, compared to $890 million during 2012. We expect our 2014 net tax payments will increase over our 2013 tax payments, which were reduced by a $550 million refund from the IRS primarily attributable to our tax-deductible discretionary pension contributions during the fourth quarter of 2012.

2012 compared to 2011

Net cash provided by operating activities decreased $2.7 billion in 2012 as compared to 2011 primarily due to changes in working capital of $1.7 billion and increased pension contributions of $1.1 billion, net of CAS recoveries. The decrease of $1.7 billion in cash provided by working capital (defined as accounts receivable and inventories less accounts payable and customer advances and amounts in excess of costs incurred) was driven by higher payments of accounts payable due to timing as well as the timing of production and billing cycles affecting customer advances and progress payments applied to inventories. Additionally, growth in accounts receivable, primarily due to the timing of finalizing contract negotiations on F-35 production contracts in the fourth quarter of 2012, which delayed our billings, as well as the impact of U.S. Government withholdings on the F-35 program reduced the cash provided by operating activities.

Investing Activities

Capital expenditures – Capital expenditures amounted to $836 million in 2013, $942 million in 2012, and $987 million in 2011.

Acquisitions and other activities – Acquisition activities include both the acquisition of businesses and investments in affiliates. We paid $269 million in 2013 for acquisition activities, primarily related to the acquisition of Amor Group (Note 14). In 2012, we paid $259 million for acquisition activities, primarily related to the acquisitions of Chandler/May, CDL, and

Procerus (Note 14). In 2011, we paid $624 million for acquisition activities, primarily related to the acquisitions of QTC and
Sim-Industries (Note 14). In 2011, we received cash of $510 million from the maturity of short-term investments.

Financing Activities

Dividends and share activity – We paid dividends totaling $1.5 billion ($4.78 per share) in 2013, $1.4 billion ($4.15 per share) in 2012, and $1.1 billion ($3.25 per share) in 2011. We have increased our quarterly dividend rate in each of the last three years, including a 16% increase in the quarterly dividend rate in the fourth quarter of 2013. We declared quarterly dividends of $1.15 per share during each of the first three quarters of 2013 and $1.33 per share for the last quarter; $1.00 per share during each of the first three quarters of 2012 and $1.15 per share for the last quarter; and $.75 per share during each of the first three quarters of 2011 and $1.00 per share for the last quarter.

We paid $1.8 billion, $1.0 billion, and $2.5 billion for repurchases of our common stock during 2013, 2012, and 2011. In September 2013, our Board of Directors approved a $3.0 billion increase to our share repurchase program. We had total remaining authorization of $3.6 billion for future common share repurchases under our program as of December 31, 2013.

Cash received from the issuance of our common stock in connection with employee stock option exercises during 2013, 2012, and 2011 totaled $827 million, $440 million, and $116 million. Those exercises resulted in the issuance of 10.0 million shares, 6.7 million shares, and 2.3 million shares of our common stock during the respective periods.

Long-term debt – In 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities. In 2012, we paid $225 million to complete an exchange of debt (Note 9) to take advantage of the low interest rate environment. In 2011, we issued a total of $2.0 billion of long-term notes with fixed coupon rates ranging from 2.13% to 4.85%. We used a portion of the proceeds from the long-term notes that were issued in 2011 to redeem all of our $500 million long-term notes due in 2013 with a fixed coupon rate of 4.12%. In 2011, we also repurchased $84 million of our long-term notes through open-market purchases and paid premiums of $48 million in connection with the early extinguishments of certain long-term notes.

Capital Structure, Resources, and Other

At December 31, 2013, we held cash and cash equivalents of $2.6 billion. As of December 31, 2013, approximately $450 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash was repatriated at the end of 2013, we estimate that about $50 million of U.S. federal income tax would have been due after considering foreign tax credits.

Our outstanding debt, net of unamortized discounts, amounted to $6.2 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of December 31, 2013, we were in compliance with all covenants contained in our debt and credit agreements.

At December 31, 2013 and 2012, we had in place with a group of banks a $1.5 billion revolving credit facility that expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through December 31, 2013. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar rate or a Base Rate, as defined in the credit facility. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the credit facility. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to postretirement benefit plans. As of December 31, 2013, we were in compliance with all covenants contained in the credit facility, as well as in our debt agreements.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during the year ended December 31, 2013. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

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

Our stockholders’ equity increased from $39 million at December 31, 2012 to $4.9 billion at December 31, 2013. The increase was due to the annual December 31 measurement adjustment related to our postretirement benefit plans of $2.9 billion, primarily due to an increase in the discount rate, and the amortization of net actuarial gains and losses of $1.0 billion in 2013; net earnings of $3.0 billion; and employee stock activity of $1.3 billion. These increases partially were offset by dividends declared of $1.6 billion during the year and the repurchase of 16.0 million common shares for $1.7 billion. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $434 million recorded as a reduction of retained earnings.

Contractual Commitments and Off-Balance Sheet Arrangements

At December 31, 2013, we had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services, and settle tax and other liabilities. Capital lease obligations were not material. Payments due under these obligations and commitments are as follows (in millions):

	Payments Due By Period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Long-term debt (a)	$6,933	$—	$952	$—	$5,981
Interest payments	5,873	347	677	601	4,248
Other liabilities	2,656	248	443	377	1,588
Operating lease obligations	914	227	298	165	224
Purchase obligations:
Operating activities	28,208	13,838	10,505	3,162	703
Capital expenditures	197	107	88	2	—
Total contractual cash obligations	$44,781	$14,767	$12,963	$4,307	$12,744

(a)	Long-term debt includes scheduled principal payments only.

Amounts related to other liabilities represent the contractual obligations for certain long-term liabilities recorded as of December 31, 2013. Such amounts mainly include expected payments under non-qualified pension plans, environmental liabilities, and deferred compensation plans.

Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. Such agreements and contracts may, for example, be related to direct materials, obligations to subcontractors, and outsourcing arrangements. Total purchase obligations for operating activities in the preceding table include approximately $26.4 billion related to contractual commitments entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the Federal Acquisition Regulations (FAR), subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state, and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

Purchase obligations in the preceding table for capital expenditures generally include amounts for facilities and equipment related to customer contracts.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of ventures with local companies, and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. At December 31, 2013, the remaining obligations under our outstanding offset agreements totaled $9.9 billion, which primarily relate to our Aeronautics, MFC, and MST business segments, some of which extend through 2027. To the extent we have entered into purchase obligations at December 31, 2013 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $1.0 billion at December 31, 2013, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) have each received distributions totaling $527 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. Based on current expectations of ULA’s cash flow needs, we currently believe that ULA should have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2013, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. At December 31, 2013, we had the following outstanding letters of credit, surety bonds, and third-party guarantees (in millions):

	Commitment Expiration By Period
	Total Commitment	Less Than 1 Year	Years 2 and 3	Years 4 and 5	After 5 Years
Standby letters of credit (a)	$1,313	$ 964	$231	$101	$ 17
Surety bonds	358	358	—	—	—
Guarantees	696	6	192	—	498
Total commitments	$2,367	$1,328	$423	$101	$515

(a)	Approximately $760 million of standby letters of credit in the “Less Than 1 Year” category are expected to renew for additional periods until completion of the contractual obligation.

At December 31, 2013, third-party guarantees totaled $696 million, of which approximately 90% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through December 31, 2013, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former venture partners.

Critical Accounting Policies

Contract Accounting / Sales Recognition

Substantially all of our net sales are accounted for using the percentage-of-completion method, which requires that significant estimates and assumptions be made in accounting for the contracts. Our remaining net sales are derived from contracts to provide services to non-U.S. Government customers, which we account for under the services accounting model.

We evaluate new or significantly modified contracts with customers other than the U.S. Government, to the extent the contracts include multiple elements, to determine if the individual deliverables should be accounted for as separate units of accounting. When we determine that accounting for the deliverables as separate units is appropriate, we allocate the contract value to the deliverables based on their relative estimated selling prices. The contracts or contract modifications we evaluate for multiple elements typically are long-term in nature and include the provision of both products and services. Based on the nature of our business, we generally account for components of such contracts using the percentage-of-completion accounting model or the services accounting model, as appropriate.

We classify net sales as products or services on our Statements of Earnings based on the predominant attributes of the underlying contract. Most of our long-term contracts are denominated in U.S. dollars, including contracts for sales of military products and services to international governments contracted through the U.S. Government. We record sales for both products and services under cost-reimbursable, fixed-price, and time-and-materials contracts.

Contract Types

Cost-reimbursable contracts

Cost-reimbursable contracts, which accounted for about 45% of our total net sales in 2013 and 2012 and 50% of our total net sales in 2011, provide for the payment of allowable costs incurred during performance of the contract plus a fee, up to a ceiling based on the amount that has been funded. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-award-fee/incentive fee which represent a substantial majority of our cost-reimbursable contracts; and cost-plus-fixed-fee contracts.

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

Fixed-price and other contracts

Under fixed-price contracts, which accounted for about 50% of our total net sales in 2013 and 2012 and 45% of our total net sales in 2011, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit, or could incur a loss. Some fixed-price contracts have a performance-based component under which we may earn incentive payments or incur financial penalties based on our performance.

Under time-and-materials contracts, which accounted for about 5% of our total net sales in 2013, 2012, and 2011, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

Percentage-of-Completion Method of Accounting

We record net sales and an estimated profit on a percentage-of-completion basis for cost-reimbursable and fixed-price contracts for product and services contracts with the U.S. Government.

The percentage-of-completion method for product contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

Award and incentive fees, as well as penalties related to contract performance, are considered in estimating sales and profit rates on contracts accounted for under the percentage-of-completion method. Estimates of award fees are based on past experience and anticipated performance. We record incentives or penalties when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs.

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

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In addition, comparability of our sales, segment operating profit, and segment operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated costs at completion and a reduction of the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and segment operating margins may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters; restructuring charges, except for significant severance actions as mentioned above; cost recoveries on all restructuring charges; reserves for disputes; asset impairments; and insurance recoveries; among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

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

Postretirement Benefit Plans

Overview

Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans – see Note 10). In recent years, we have taken certain actions to mitigate the effect of our defined benefit pension plans on our financial results, including no longer offering a defined benefit pension plan to non-union represented employees hired after December 2005. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. We have also made substantial cash contributions over the years to our defined benefit pension plans including $2.25 billion in 2013, $3.6 billion in 2012, and $2.3 billion in 2011. Notwithstanding these actions, the impact of these plans and benefits on our earnings may be volatile in that the amount of expense we record and the funded status for our postretirement benefit plans may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates, expected rates of increase in future compensation levels, and employee turnover, as well as the timing of cash funding.

We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset or a liability on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the future benefits to be paid to plan participants based on past service. The present value is calculated using a discount rate that is determined at the end of each year. Historically low interest rates over the last few years have significantly increased our benefit obligation. This has contributed to a lower funded status of our defined benefit pension plans as determined by GAAP but has been partially mitigated by a rise in interest rates during 2013.

The funding of our pension plans is determined in accordance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA). Our goal has been to fund the pension plans to a level of at least 80%, as determined by the PPA. This ERISA funded status is calculated on a different basis than under GAAP. The ERISA liability does not reflect anticipated future pay increases for plan participants as required under GAAP and is currently measured using a higher discount rate than for GAAP, primarily due to The Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) which provides temporary funding relief due to the historically low interest rate environment. By way of contrast, under ERISA our plans are about 90% funded at December 31, 2013 and 2012, while for GAAP our defined benefit pension plans are about 78% and 67% funded at December 31, 2013 and 2012. CAS govern the extent to which our pension costs are allocable to and recoverable under contracts with the U.S. Government, including FMS.

Actuarial Assumptions

GAAP requires that the amounts we record related to our plans be computed using actuarial valuations. The primary year-end assumptions used to determine the funded status and estimate postretirement benefit plan expense for the following calendar year are the discount rate, the expected long-term rate of return on plan assets, employee turnover, and participant mortality estimates for all postretirement benefit plans; the expected rates of increase in future compensation levels for the participants in our defined benefit pension plans; and the health care cost trend rates for our retiree medical plans. The assumptions we make impact both the calculation of the benefit obligation at the end of the year and the calculation of net postretirement benefit plan cost in the subsequent year. The difference between the long-term rate of return on plan assets assumption we select and the actual return on plan assets in any given year affects both the funded status of our benefit plans and the calculation of net postretirement benefit plan cost in subsequent years. When reassessing these assumptions each year we consider past and current market conditions and make judgments about future market trends. We also have to consider factors such as the timing and amounts of expected contributions to the plans and benefit payments to plan participants.

We determined that 4.75% was an appropriate discount rate for calculating our benefit obligations at December 31, 2013 related to our defined benefit pension plans, compared to 4.00% at the end of 2012 and 4.75% at the end of 2011. We selected 4.50% as the discount rate for calculating our benefit obligations at December 31, 2013 related to our retiree medical plans, compared to 3.75% at the end of 2012 and 4.50% at the end of 2011. We evaluate several data points in order to arrive at an appropriate discount rate, including results from cash flow models, quoted rates from long-term bond indices, and changes in long-term bond rates over the past year. As part of our evaluation, we calculate the approximate average yields on corporate bonds rated AA or better that were selected to match our projected postretirement benefit plan cash flows.

We determined that 8.00% was a reasonable estimate for the expected long-term rate of return on plan assets assumption at December 31, 2013, consistent with the rate used at December 31, 2012 and 2011. The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the plan obligation. This assumption is based on several factors including historical market index returns, the anticipated long-term allocation of plan assets, the historical return data for the trust funds, plan expenses, and the potential to outperform market index returns. The actual return in any specific year likely will differ from the assumption, but the average expected return over a long-term future horizon should be approximately equal to the assumption. As a result, changes in this assumption are less frequent than changes in the discount rate.

Our stockholders’ equity has been reduced cumulatively by $9.6 billion from the annual year-end measurements of the funded status of postretirement benefit plans, net of the December 31, 2013 measurement which increased equity by $2.9 billion primarily as a result of the increase in the discount rate for calculating our benefit obligations. The cumulative non-cash, after-tax reduction primarily represents net actuarial losses resulting from declines in discount rates from 6.375% at the end of 2007 to 4.75% at the end of 2013 and investment losses incurred during 2008, which will be amortized to expense over the average future service period of employees expected to receive benefits under the plans of approximately 10 years. During 2013, $1.0 billion of these amounts was recognized as a component of postretirement benefit plans expense and $700 million is expected to be recognized as expense in 2014.

The discount rate and long-term rate of return on plan assets assumptions we select at the end of each year are based on our best estimates and judgment. A change of plus or minus 25 basis points in the 4.75% discount rate assumption at December 31, 2013, with all other assumptions held constant, would have decreased or increased the amount of the qualified pension benefit obligation we recorded at the end of 2013 by approximately $1.5 billion, which would result in an after-tax increase or decrease in stockholders’ equity at the end of the year of approximately $1.0 billion. If the 4.75% discount rate at December 31, 2013 that was used to compute the expected 2014 expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense projected for 2014 would be lower or higher by approximately $130 million. If the 8.00% expected long-term rate of return on plan assets assumption at December 31, 2013 that was used to compute the expected 2014 expense for our qualified defined benefit pension plans had been 25 basis points higher or lower, with all other assumptions held constant, the amount of expense projected for 2014 would be lower or higher by approximately $85 million.

Funding Considerations

The PPA became applicable to us and other large U.S. defense contractors beginning in 2011 and had the effect of accelerating the required amount of annual pension plan contributions. We made contributions related to our qualified defined benefit pension plans of $2.25 billion in 2013, $3.6 billion in 2012, and $2.3 billion in 2011, inclusive of amounts in excess of our required contributions. Under CAS, amounts funded are recovered over time through the pricing of our products and services on U.S. Government contracts, including FMS, and are recognized in our cost of sales and net sales. We recovered $1.5 billion in 2013, $1.1 billion in 2012 and $899 million in 2011 as CAS costs. Amounts contributed in excess of the CAS funding requirements are considered to be prepayment credits under the CAS rules. As of December 31, 2013, our prepayment credits were approximately $9.6 billion, inclusive of interest. Pursuant to the CAS Harmonization rules, the prepayment balance will increase or decrease based on our actual investment returns on plan assets.

The CAS Board published its revised pension accounting rules (CAS Harmonization) with an effective date of February 27, 2012 to better align the recovery of pension contributions, including prepayment credits, on U.S. Government contracts with the accelerated funding requirements of the PPA. The CAS Harmonization rules increased our CAS cost beginning in 2013. There is a transition period during which the cost impact of the new rules is phased in, with the full impact occurring in 2017. We expect the incremental impact of CAS Harmonization will increase successively over years 2014 through 2017. Based upon current assumptions which may change, we expect that the increase in 2014 CAS costs caused by CAS Harmonization should be in excess of the pension expense we record under GAAP (FAS pension expense). Accordingly, we expect our FAS/CAS pension adjustment, discussed further in the “Business Segment Results of Operations” section above, will increase earnings in 2014 as mentioned below rather than decrease earnings as it has the past few years.

Trends

Our CAS recoveries are expected to exceed our cash contributions in 2014 and for several years thereafter, as we utilize the $9.6 billion prepayment credits under the CAS rules. In 2014, we anticipate recovering $1.6 billion as CAS cost on our contracts and expect to make contributions of $1.0 billion related to our qualified defined benefit pension plans, which would increase our cash flow from operations. We expect our required contributions to continue to be temporarily lowered in 2014 and 2015 as a result of MAP-21.

We expect that our 2014 FAS pension expense will be $1.3 billion, which is less than our 2013 FAS pension expense of $1.9 billion, primarily due to the increase in the discount rate. Also, we expect FAS/CAS pension income in 2014 of about $345 million, as compared to FAS/CAS pension expense of $482 million in 2013, primarily due to the increase in the discount rate and higher CAS costs due to recoveries. We expect our 2014 earnings per share to be higher than in 2013, primarily due to our expected FAS/CAS pension income in 2014.

Mortality assumptions, as published by the IRS, are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Actuarial studies are currently being conducted that indicate life expectancies are longer and would have the resultant impact of increasing the amount of benefit payments to plan participants. The pension obligation recognized at December 31, 2013 and the amounts estimated for 2014 pension expense, CAS cost, and funding do not reflect the impact of these actuarial studies as such studies have not yet been finalized. The new mortality assumptions, which we expect to adopt at our next measurement date, currently are expected to increase the amount of our pension obligation and decrease our net earnings. We also expect to incorporate the new mortality assumptions into our annual incremental pension funding requirements pursuant to ERISA no earlier than 2016.

Environmental Matters

We are a party to various agreements, proceedings, and potential proceedings for environmental cleanup issues, including matters at various sites where we have been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA) or by a state agency. At December 31, 2013 and 2012, the total amount of liabilities recorded on our Balance Sheet for environmental matters was $997 million and $950 million. We have recorded receivables totaling $863 million and $821 million at December 31, 2013 and 2012 for the portion of environmental costs that are probable of future recovery in pricing of our products and services for agencies of the U.S. Government, as discussed below. The amount that is expected to be allocated to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts has been expensed through cost of sales. We project costs and recovery of costs over approximately 20 years.

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

We perform quarterly reviews of environmental remediation sites and record liabilities and receivables in the period it becomes probable that a liability has been incurred and the amounts can be reasonably estimated (see the discussion under “Environmental Matters” in “Note 1 – Significant Accounting Policies” and “Note 13 – Legal Proceedings, Commitments, and Contingencies” to our consolidated financial statements). We consider the above factors in our quarterly estimates of the timing and amount of any future costs that may be required for remediation activities, which results in the calculation of a range of estimates for a particular environmental site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Given the required level of judgment and estimation, it is likely that materially different amounts could be recorded if different assumptions were used or if circumstances were to change (e.g., a change in environmental standards or a change in our estimate of the extent of contamination).

California and the U.S. EPA are each evaluating the need to regulate hexavalent chromium in drinking water, distinct from the current standards which regulate total chromium. In 2011, California’s health risk agency announced a non-enforceable public health goal for hexavalent chromium which California’s regulatory agency must consider when promulgating an enforceable drinking water standard, which it is expected to do by late 2014. The goal calls for levels significantly below levels encompassed within the current total chromium standard. In August 2013, California’s regulatory agency proposed a draft drinking water standard for hexavalent chromium closer to levels encompassed within the current standard. We expect that environmental groups will continue to seek a standard closer to the non-enforceable public health goal and we cannot predict the outcome of California’s regulatory proceedings. In addition, California is also reevaluating its existing drinking water standard with respect to a second contaminant, perchlorate, and the U.S. EPA is also considering whether to regulate that contaminant in drinking water. With respect to either contaminant, if substantially lower standards are adopted, in either California or at the federal level, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

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

Goodwill

Our goodwill balances were $10.3 billion and $10.4 billion at December 31, 2013 and 2012. We test goodwill for impairment at least annually in the fourth quarter and test more frequently upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We initially test goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, we compare the implied value of the reporting unit’s goodwill with the carrying amount of its goodwill. The implied value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any assumed intangible assets that may not have any corresponding carrying amount in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The carrying amount of each reporting unit includes the assets and liabilities employed in its operations, allocations of amounts held at the business segment and corporate levels as well as goodwill. The corporate allocations include our postretirement benefit plans liabilities, as determined in accordance with CAS, in order to align the basis of the carrying amounts with the determination of the fair values of our reporting units, which are measured using CAS cost. CAS cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, affects the fair value of each reporting unit. The discount rate used for CAS is currently higher than the discount rate used for GAAP but is expected to trend downward over the next few years, which would increase the amount of CAS liabilities allocated to each reporting unit, contributing to a reduction in the carrying amount of each reporting unit.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public trading values and values observed in market transactions. Determining fair value requires the exercise of significant judgments, including judgments about the amount and timing of expected future cash flows, discount rates, perpetual growth rates, and relevant comparable company earnings multiples and transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions; changes in working capital; most recent long-term business plans in place at the time of our testing date; and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.

In the fourth quarter of 2013, we performed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying amounts, with the exception of our Technical Services reporting unit within our MFC business segment. During the fourth quarter of 2013, the continuing impact of defense budget reductions and related competitive pressures on the Technical Services business, which typically has smaller customer contracts of a shorter duration, adversely impacted the fair value of this reporting unit. As a result, we compared the implied value of that reporting unit’s goodwill with the carrying amount of its goodwill, and since the carrying amount exceeded the implied value, we recorded a non-cash impairment charge of $195 million, net of state tax benefits, in the fourth quarter of 2013 equal to that differential.

The fair value of each reporting unit was based on our best estimates and judgment, particularly assumptions regarding the planned defense spending levels of the U.S. Government, our principal customer. If customer budget pressures continue, these circumstances could eventually result in other impairments of goodwill in the future. Our reporting units in our IS&GS business segment and our services businesses at our MFC and MST business segments have smaller customer contracts of short duration and are most susceptible to the impacts of budget reductions. Following the goodwill impairment charge described above, we currently do not believe that any of our reporting units are at risk of a goodwill impairment charge in the near-term, as their fair values are significantly greater than their carrying amounts.

Impairment assessments inherently involve management judgments regarding assumptions about expected future sales, profits, and cash flows and the impact of market conditions on those assumptions. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Our main exposure to market risk relates to interest rates, foreign currency exchange rates, and market prices on certain equity securities. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. The estimated fair value of our outstanding debt was $7.4 billion at December 31, 2013, and the outstanding principal amount was $7.0 billion, excluding unamortized discounts of $882 million. A 10% change in the level of interest rates would not have a material impact on the fair value of our outstanding debt at December 31, 2013.

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

The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2013 and 2012 was $1.0 billion and $1.3 billion. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2013 and 2012 was $1.2 billion and $503 million. At December 31, 2013 and 2012, the net fair value of our derivative instruments was not material (Note 15). A 10% appreciation or devaluation of the hedged currency as compared to the level of foreign exchange rates for currencies under contract at December 31, 2013 would not have a material impact on the aggregate net fair value of such contracts or our consolidated financial statements.

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

We maintain a separate trust that includes investments to fund certain of our non-qualified deferred compensation plans. As of December 31, 2013, investments in the trust totaled $1.0 billion and are reflected at fair value on our Balance Sheet in other noncurrent assets. The trust holds investments in marketable equity securities and fixed-income securities that are exposed to price changes and changes in interest rates. A portion of the liabilities associated with the deferred compensation plans supported by the trust is also impacted by changes in the market price of our common stock and certain market indices. Changes in the value of the liabilities have the effect of partially offsetting the impact of changes in the value of the trust. Both the change in the fair value of the trust and the change in the value of the liabilities are recognized on our Statements of Earnings in other unallocated costs, and were not material for the year ended December 31, 2013.

ITEM 8.	Financial Statements and Supplementary Data.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited the accompanying consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockheed Martin Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 14, 2014

Lockheed Martin Corporation

Consolidated Statements of Earnings

(in millions, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales
Products	$35,691	$37,817	$36,925
Services	9,667	9,365	9,574
Total net sales	45,358	47,182	46,499
Cost of sales
Products	(31,346)	(33,495)	(32,968)
Services	(8,588)	(8,383)	(8,514)
Goodwill impairment charge	(195)	—	—
Severance charges	(201)	(48)	(136)
Other unallocated costs	(841)	(1,060)	(1,137)
Total cost of sales	(41,171)	(42,986)	(42,755)
Gross profit	4,187	4,196	3,744
Other income, net	318	238	276
Operating profit	4,505	4,434	4,020
Interest expense	(350)	(383)	(354)
Other non-operating income (expense), net	—	21	(35)
Earnings from continuing operations before income taxes	4,155	4,072	3,631
Income tax expense	(1,205)	(1,327)	(964)
Net earnings from continuing operations	2,950	2,745	2,667
Net earnings (loss) from discontinued operations	31	—	(12)
Net earnings	$2,981	$2,745	$2,655

Earnings (loss) per common share
Basic
Continuing operations	$9.19	$8.48	$7.94
Discontinued operations	.10	—	(.04)
Basic earnings per common share	$9.29	$8.48	$7.90
Diluted
Continuing operations	$9.04	$8.36	$7.85
Discontinued operations	.09	—	(.04)
Diluted earnings per common share	$9.13	$8.36	$7.81

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(in millions)

	Years Ended December 31,
	2013	2012	2011
Net earnings	$2,981	$2,745	$2,655
Other comprehensive income (loss), net of tax
Postretirement benefit plans:
Unrecognized amounts, net of tax (expense) benefit of $(1.6) billion in 2013, $1.8 billion in 2012, and $1.6 billion in 2011	2,868	(3,204)	(2,858)
Recognition of previously deferred amounts, net of tax expense of $555 million in 2013, $469 million in 2012, and $364 million in 2011	1,015	858	666
Other, net	9	110	(55)
Other comprehensive income (loss), net of tax	3,892	(2,236)	(2,247)
Comprehensive income	$6,873	$509	$408

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$2,617	$1,898
Receivables, net	5,834	6,563
Inventories, net	2,977	2,937
Deferred income taxes	1,088	1,269
Other current assets	813	1,188
Total current assets	13,329	13,855

Property, plant, and equipment, net	4,706	4,675
Goodwill	10,348	10,370
Deferred income taxes	2,850	4,809
Other noncurrent assets	4,955	4,948
Total assets	$36,188	$38,657

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,397	$2,038
Customer advances and amounts in excess of costs incurred	6,349	6,503
Salaries, benefits, and payroll taxes	1,809	1,649
Current portion of long-term debt	—	150
Other current liabilities	1,565	1,815
Total current liabilities	11,120	12,155

Accrued pension liabilities	9,361	15,278
Other postretirement benefit liabilities	902	1,220
Long-term debt, net	6,152	6,158
Other noncurrent liabilities	3,735	3,807
Total liabilities	31,270	38,618

Stockholders’ equity
Common stock, $1 par value per share	319	321
Additional paid-in capital	—	—
Retained earnings	14,200	13,211
Accumulated other comprehensive loss	(9,601)	(13,493)
Total stockholders’ equity	4,918	39
Total liabilities and stockholders’ equity	$36,188	$38,657

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net earnings	$ 2,981	$ 2,745	$ 2,655
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	990	988	1,008
Stock-based compensation	189	167	157
Deferred income taxes	(5)	930	(2)
Goodwill impairment charge	195	—	—
Severance charges	201	48	136
Reduction in tax expense from resolution of certain tax matters	—	—	(89)
Changes in operating assets and liabilities:
Receivables, net	767	(460)	(363)
Inventories, net	(60)	(422)	(74)
Accounts payable	(647)	(236)	609
Customer advances and amounts in excess of costs incurred	(158)	57	502
Postretirement benefit plans	(375)	(1,883)	(393)
Income taxes	364	(535)	304
Other, net	104	162	(197)
Net cash provided by operating activities	4,546	1,561	4,253

Investing activities
Capital expenditures	(836)	(942)	(987)
Acquisitions of businesses and investments in affiliates	(269)	(259)	(624)
Maturities of short-term investments	—	—	510
Other, net	(16)	24	313
Net cash used for investing activities	(1,121)	(1,177)	(788)

Financing activities
Repurchases of common stock	(1,762)	(990)	(2,465)
Proceeds from stock option exercises	827	440	116
Dividends paid	(1,540)	(1,352)	(1,095)
Repayments of long-term debt	(150)	—	(632)
Premium paid on debt exchange	—	(225)	—
Issuance of long-term debt, net of related costs	—	—	1,980
Other, net	(81)	59	(48)
Net cash used for financing activities	(2,706)	(2,068)	(2,144)
Net change in cash and cash equivalents	719	(1,684)	1,321
Cash and cash equivalents at beginning of year	1,898	3,582	2,261
Cash and cash equivalents at end of year	$ 2,617	$ 1,898	$ 3,582

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2010	$346	$—	$12,161	$ (9,010)	$3,497
Net earnings	—	—	2,655	—	2,655
Other comprehensive loss, net of tax	—	—	—	(2,247)	(2,247)
Repurchases of common stock	(32)	(589)	(1,781)	—	(2,402)
Dividends declared ($3.25 per share)	—	—	(1,098)	—	(1,098)
Stock-based awards and ESOP activity	7	589	—	—	596
Balance at December 31, 2011	321	—	11,937	(11,257)	1,001
Net earnings	—	—	2,745	—	2,745
Other comprehensive loss, net of tax	—	—	—	(2,236)	(2,236)
Repurchases of common stock	(11)	(889)	(108)	—	(1,008)
Dividends declared ($4.15 per share)	—	—	(1,363)	—	(1,363)
Stock-based awards and ESOP activity	11	889	—	—	900
Balance at December 31, 2012	321	—	13,211	(13,493)	39
Net earnings	—	—	2,981	—	2,981
Other comprehensive income, net of tax	—	—	—	3,892	3,892
Repurchases of common stock	(16)	(1,294)	(434)	—	(1,744)
Dividends declared ($4.78 per share)	—	—	(1,558)	—	(1,558)
Stock-based awards and ESOP activity	14	1,294	—	—	1,308
Balance at December 31, 2013	$319	$—	$14,200	$ (9,601)	$4,918

The accompanying notes are an integral part of these consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Organization – We are a global security and aerospace company principally engaged in the research, design, development, manufacture, integration and sustainment of advanced technology systems, products and services. We also provide a broad range of management, engineering, technical, scientific, logistic, and information services. We serve both domestic and international customers with products and services that have defense, civil, and commercial applications, with our principal customers being agencies of the U.S. Government.

Basis of presentation – Our consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. Our receivables, inventories, customer advances and amounts in excess of costs incurred, and certain amounts in other current liabilities primarily are attributable to long-term contracts or programs in progress for which the related operating cycles are longer than one year. In accordance with industry practice, we include these items in current assets and current liabilities. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis.

Use of estimates – We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP). In doing so, we are required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, income taxes including deferred tax assets, fair value measurements, and contingencies.

Sales and earnings – We record net sales and estimated profits for substantially all of our contracts using the percentage-of-completion method for cost-reimbursable and fixed-price contracts for products and services with the U.S. Government. Sales are recorded on all time-and-materials contracts as the work is performed based on agreed-upon hourly rates and allowable costs. We account for our services contracts with non-U.S. Government customers using the services method of accounting. We classify net sales as products or services on our Statements of Earnings based on the attributes of the underlying contracts.

Percentage-of-Completion Method of Accounting – The percentage-of-completion method for product contracts depends on the nature of the products provided under the contract. For example, for contracts that require us to perform a significant level of development effort in comparison to the total value of the contract and/or to deliver minimal quantities, sales are recorded using the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize sales and an estimated profit as costs are incurred based on the proportion that the incurred costs bear to total estimated costs. For contracts that require us to provide a substantial number of similar items without a significant level of development, we record sales and an estimated profit on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. For contracts to provide services to the U.S. Government, sales are generally recorded using the cost-to-cost method.

Award and incentive fees, as well as penalties related to contract performance, are considered in estimating sales and profit rates on contracts accounted for under the percentage-of-completion method. Estimates of award fees are based on past experience and anticipated performance. We record incentives or penalties when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase or decrease earnings based solely on a single significant event are not recognized until the event occurs.

Accounting for contracts using the percentage-of-completion method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total sales and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated contract sales or estimated costs at completion are required, any changes from prior estimates are recognized in the current period for the inception to date effect of such changes. When estimates of total costs to be incurred on a contract exceed total estimates of sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated costs at completion. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

In addition, comparability of our sales, segment operating profit, and segment operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the total estimated costs at completion that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated costs at completion and a reduction of the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and segment operating margins may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters; restructuring charges, except for significant severance actions as mentioned below; cost recoveries on all restructuring charges; reserves for disputes; asset impairments; and insurance recoveries; among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $2.1 billion in 2013, $1.9 billion in 2012, and $1.6 billion in 2011. These adjustments increased net earnings by approximately $1.3 billion ($4.09 per share) in 2013, $1.2 billion ($3.70 per share) in 2012, and $1.0 billion ($3.00 per share) in 2011.

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

Research and development and similar costs – Except for certain arrangements described below, we account for independent research and development costs as part of the general and administrative costs that are allocated among all of our contracts and programs in progress under U.S. Government contractual arrangements and charged to cost of sales. Under certain arrangements in which a customer shares in product development costs, our portion of unreimbursed costs is expensed as incurred in cost of sales. Independent research and development costs charged to cost of sales totaled $697 million in 2013, $616 million in 2012, and $585 million in 2011. Costs we incur under customer-sponsored research and development programs pursuant to contracts are included in net sales and cost of sales.

Stock-based compensation – Compensation cost related to all share-based payments is measured at the grant date based on the estimated fair value of the award. We generally recognize the compensation cost ratably over a three-year vesting period.

Income taxes – We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying amount of assets and liabilities and their respective tax bases, as well as from operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service (IRS). If we cannot reach a more-likely-than-not determination, no benefit is recorded. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We record interest and penalties related to income taxes as a component of income tax expense on our Statements of Earnings. Interest and penalties were not material.

Cash and cash equivalents – Cash equivalents include highly liquid instruments with original maturities of 90 days or less.

Receivables – Receivables include amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to sales on long-term contracts that have been recognized but not yet billed to customers. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, assets related to such contracts as a result of advances, performance-based payments, and progress payments. We reflect those advances and payments as an offset to the related receivables balance for contracts that we account for on a percentage-of-completion basis using the cost-to-cost method to measure progress towards completion.

Inventories – We record inventories at the lower of cost or estimated net realizable value. Costs on long-term contracts and programs in progress represent recoverable costs incurred for production or contract-specific facilities and equipment, allocable operating overhead, advances to suppliers and, in the case of contracts with the U.S. Government and substantially all other governments, research and development and general and administrative expenses. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances, performance-based payments, and progress payments. We reflect those advances and payments as an offset against the related inventory balances for contracts that we account for on a percentage-of-completion basis using units-of-delivery as the basis to measure progress toward completing the contract. We determine the costs of other product and supply inventories by the first-in first-out or average cost methods.

Property, plant, and equipment – We record property, plant, and equipment at cost. We provide for depreciation and amortization on plant and equipment generally using accelerated methods during the first half of the estimated useful lives of the assets, and the straight-line method thereafter. The estimated useful lives of our plant and equipment generally range from 10 to 40 years for buildings and five to 15 years for machinery and equipment. No depreciation expense is recorded on construction in progress until such assets are placed into operation. Depreciation expense related to plant and equipment was $714 million in 2013, $715 million in 2012, and $712 million in 2011.

We review the carrying amounts of long-lived assets for impairment if events or changes in the facts and circumstances indicate that their carrying amounts may not be recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset grouping to its carrying amount. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying amount.

Capitalized software – We capitalize certain costs associated with the development or purchase of internal-use software. The amounts capitalized are included in other noncurrent assets on our Balance Sheets and are amortized on a straight-line basis over the estimated useful life of the resulting software, which ranges from two to six years. As of December 31, 2013 and 2012, capitalized software totaled $653 million and $809 million, net of accumulated amortization of $1.6 billion and $1.5 billion. No amortization expense is recorded until the software is ready for its intended use. Amortization expense related to capitalized software was $228 million in 2013, $217 million in 2012, and $211 million in 2011.

Goodwill – We test goodwill for impairment at least annually in the fourth quarter and test more frequently upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business, or the disposal of all or a portion of a reporting unit. Our goodwill has been allocated to and is tested for impairment at a level referred to as the reporting unit, which is our business segment level or a level below the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We initially test goodwill for impairment by comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, we compare the implied value of the reporting unit’s goodwill with the carrying amount of its goodwill. The implied value of the reporting unit’s goodwill is calculated by creating a hypothetical balance sheet as if the reporting unit had just been acquired. This balance sheet contains all assets and liabilities recorded at fair value (including any assumed intangible assets that may not have any corresponding carrying amount in our balance sheet). The implied value of the reporting unit’s goodwill is calculated by subtracting the fair value of the net assets from the fair value of the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public trading values and values observed in market transactions. Determining fair value requires the exercise of significant judgments, including judgments about the amount and timing of expected future cash flows, discount rates, perpetual growth rates, and relevant comparable company earnings multiples and transaction multiples. The cash flows employed in the DCF analyses are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions; changes in working capital; most recent long-term business plans in place at the time of our testing date; and recent operating performance. The discount rates utilized in the DCF analysis are based on the respective reporting unit’s weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit.

In the fourth quarter of 2013, we performed our annual goodwill impairment test for each of our reporting units. The results of these tests indicated that the estimated fair values of our reporting units exceeded their carrying amounts, with the exception of our Technical Services reporting unit within our Missiles and Fire Control (MFC) business segment. During the fourth quarter of 2013, the continuing impact of defense budget reductions and related competitive pressures on the Technical Services business, which typically has smaller customer contracts of a shorter duration, adversely impacted the fair value of this reporting unit. As a result, we compared the implied value of that reporting unit’s goodwill with the carrying amount of its goodwill, and since the carrying amount exceeded the implied value, we recorded a non-cash impairment charge of $195 million, net of state tax benefits, in the fourth quarter of 2013 equal to that differential. This charge reduced our net earnings by $176 million ($.54 per share).

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

Postretirement benefit plans – Many of our employees are covered by defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). GAAP requires that the amounts we record related to our postretirement benefit plans be computed, based on service to date, using actuarial valuations that are based in part on certain key economic assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, and other actuarial assumptions including participant mortality estimates, the expected rates of increase in future compensation levels, health care cost trend rates, and employee turnover, each as appropriate based on the nature of the plans. We recognize on a plan-by-plan basis the funded status of our postretirement benefit plans under GAAP as either an asset recorded within other noncurrent assets or a liability recorded within noncurrent liabilities on our Balance Sheets. There is a corresponding non-cash adjustment to accumulated other comprehensive loss, net of tax benefits recorded as deferred tax assets, in stockholders’ equity. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The funded status under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006 (PPA), is calculated on a different basis than under GAAP.

Environmental matters – We record a liability for environmental matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. Our environmental liabilities are recorded on our Balance Sheets within other liabilities, both current and noncurrent. We expect to include a substantial portion of environmental costs in our net sales and cost of sales in future periods pursuant to U.S. Government agreement or regulation. At the time a liability is recorded for future environmental costs, we record a receivable for estimated future recovery considered probable through the pricing of products and services to agencies of the U.S. Government, regardless of the contract form (e.g., cost-reimbursable, fixed-price). We continuously evaluate the recoverability of our environmental receivables by assessing, among other factors, U.S. Government regulations, our U.S. Government business base and contract mix, and our history of receiving reimbursement of such costs. We include the portion of those environmental costs expected to be allocated to our non-U.S. Government contracts, or that is determined to be unallowable for pricing under U.S. Government contracts, in our cost of sales at the time the liability is established. Our environmental receivables are recorded on our Balance Sheets within other assets, both current and noncurrent. We project costs and recovery of costs over approximately 20 years.

Investments in marketable securities – Investments in marketable securities consist of debt and equity securities and are classified as trading securities. As of December 31, 2013 and 2012, the fair value of our trading securities totaled $1.0 billion and $874 million and was included in other noncurrent assets on our Balance Sheets. Our trading securities are held in a separate trust, which includes investments to fund our deferred compensation plan liabilities. Net gains on trading securities in 2013, 2012, and 2011 were $64 million, $67 million, and $40 million. Gains and losses on these investments are included in other unallocated costs within cost of sales on our Statements of Earnings in order to align the classification of changes in the market value of investments held for the plan with changes in the value of the corresponding plan liabilities.

Equity method investments – Investments where we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other noncurrent assets on our Balance Sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings or losses of the investee is included in operating profit in other income, net on our Statements of Earnings since the activities of the investee are closely aligned with the operations of the business segment holding the investment. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As of December 31, 2013 and 2012, our equity method investments totaled $914 million and $749 million, which primarily are composed of our Space Systems business segment’s investment in United Launch Alliance (ULA), as further described in Note 13, and our Aeronautics business segment’s investment in the Advanced Military Maintenance, Repair and Overhaul Center venture. Our share of net earnings related to our equity method investees was $321 million in 2013, $277 million in 2012, and $332 million in 2011, of which approximately $300 million, $265 million, and $285 million related to our Space Systems business segment.

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

We record derivatives at their fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on our intended use of the derivative and its resulting designation. Adjustments to reflect changes in fair values of derivatives attributable to the effective portion of hedges are either reflected in earnings and largely offset by corresponding adjustments to the hedged items, or reflected net of income taxes in accumulated other comprehensive loss until the hedged transaction is recognized in earnings. Changes in the fair value of the derivatives that are attributable to the ineffective portion of the hedges, or of derivatives that are not considered to be highly effective hedges, if any, are immediately recognized in earnings. The aggregate notional amount of our outstanding foreign currency hedges at December 31, 2013 and 2012 was $1.0 billion and $1.3 billion. The aggregate notional amount of our outstanding interest rate swaps at December 31, 2013 and 2012 was $1.2 billion and $503 million. Derivative instruments did not have a material impact on net earnings and comprehensive income during 2013, 2012, and 2011. Substantially all of our derivatives are designated for hedge accounting. See Note 15 for more information on the fair value measurements related to our derivative instruments.

Note 2 – Restructuring Charges

2013 Actions

During 2013, we recorded charges related to certain severance actions totaling $201 million, net of state tax benefits, of which $83 million, $37 million, and $81 million related to our Information Systems & Global Solutions (IS&GS), Mission Systems and Training (MST), and Space Systems business segments. These charges reduced our net earnings by $130 million ($.40 per share) and primarily related to a plan we committed to in November 2013 to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST, and Space Systems business segments. These charges also include $30 million related to certain severance actions at our IS&GS business segment that occurred in the first quarter of 2013, which were subsequently paid in 2013.

The November 2013 plan resulted from a strategic review of these businesses’ facility capacity and future workload projections and is intended to better align our organization and cost structure and improve the affordability of our products and services given the continued decline in U.S. Government spending as well as the rapidly changing competitive and economic landscape. Upon separation, terminated employees will receive lump-sum severance payments primarily based on years of service. During 2013, we paid approximately $15 million in severance payments associated with these actions, with the remainder expected to be paid through the middle of 2015.

In addition to the severance charges described above, we expect to incur accelerated and incremental costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed, relocation of equipment and other employee related costs) of approximately $15 million, $50 million, and $135 million at our IS&GS, MST, and Space Systems business segments related to the facility closures and consolidations. The accelerated and incremental costs will be expensed as incurred in the respective business segment’s results of operations through their completion in 2015. We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers in future periods, with the impact included in the respective business segment’s results of operations.

2012 and 2011 Actions

During 2012, we recorded charges related to certain severance actions totaling $48 million, net of state tax benefits, of which $25 million related to our Aeronautics business segment and $23 million related to the reorganization of our former Electronic Systems business segment. These charges reduced our net earnings by $31 million ($.09 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. These severance actions resulted from cost reduction initiatives to better align our organization with changing economic conditions. Upon separation, terminated employees received lump-sum severance payments primarily based on years of service, all of which were paid in 2013.

During 2011, we recorded charges related to certain severance actions totaling $136 million, net of state tax benefits, of which $49 million, $48 million, and $39 million related to our Aeronautics, Space Systems, and our IS&GS business segments and Corporate Headquarters. These charges reduced our net earnings by $88 million ($.26 per share) and consisted of severance costs associated with the elimination of certain positions through either voluntary or involuntary actions. These severance actions resulted from a strategic review of these businesses and our Corporate Headquarters and are intended to better align our organization and cost structure with changing economic conditions. The workforce reductions at the business segments also reflected changes in program lifecycles, where several of our major programs were either transitioning out of development and into production or were ending. Upon separation, terminated employees received lump-sum severance payments based on years of service. During 2011, we made approximately half of the severance payments associated with these 2011 severance actions, and paid the remaining amounts in 2012.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	2013	2012	2011
Weighted average common shares outstanding for basic computations	320.9	323.7	335.9
Weighted average dilutive effect of equity awards	5.6	4.7	4.0
Weighted average common shares outstanding for diluted computations	326.5	328.4	339.9

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

The computation of diluted earnings per common share excluded 2.4 million, 8.0 million, and 13.4 million stock options for the years ended December 31, 2013, 2012, and 2011 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock during the respective periods.

Note 4 – Information on Business Segments

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

•

Information Systems & Global Solutions – Provides advanced technology systems and expertise, integrated information technology solutions, and management services across a broad spectrum of applications for civil, defense, intelligence, and other government customers.

•

Missiles and Fire Control – Provides air and missile defense systems; tactical missiles and air-to-ground precision strike weapon systems; logistics and other technical services; fire control systems; mission operations support, readiness, engineering support, and integration services; and manned and unmanned ground vehicles.

•

Mission Systems and Training – Provides ship and submarine mission and combat systems; mission systems and sensors for rotary and fixed-wing aircraft; sea and land-based missile defense systems; radar systems; the Littoral Combat Ship; simulation and training services; and unmanned systems and technologies.

•

Space Systems – Engaged in the research and development, design, engineering, and production of satellites, strategic and defensive missile systems, and space transportation systems. Space Systems is also responsible for various classified systems and services in support of vital national security systems. Operating profit for our Space Systems business segment includes our share of earnings for our investment in ULA, which provides expendable launch services to the U.S. Government.

The financial information in the following tables includes the results of businesses we have acquired during the past three years (Note 14) from their respective dates of acquisition. The business segment operating results in the following tables exclude businesses included in discontinued operations (Note 14) for all years presented.

Net sales of our business segments exclude intersegment sales, as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, contract progress reports) with our third-party contracts, primarily with the U.S. Government.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of those business segments. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to goodwill impairment (Note 1) and significant severance actions (Note 2); gains or losses from divestitures (Note 14); the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated expenses, net” between operating profit from our business segments and our consolidated operating profit.

The results of operations of our business segments include pension expense only as determined and funded in accordance with U.S. Government Cost Accounting Standards (CAS). The FAS/CAS pension adjustment represents the difference between pension expense calculated in accordance with GAAP and pension costs calculated and funded in accordance with CAS. CAS governs the extent to which pension costs can be allocated to and recovered on U.S. Government contracts. The CAS cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in each of our business segments’ net sales and cost of sales.

Selected Financial Data by Business Segment

Summary operating results for each of our business segments were as follows (in millions):

	2013	2012	2011
Net sales
Aeronautics	$14,123	$14,953	$14,362
Information Systems & Global Solutions	8,367	8,846	9,381
Missiles and Fire Control	7,757	7,457	7,463
Mission Systems and Training	7,153	7,579	7,132
Space Systems	7,958	8,347	8,161
Total net sales	$45,358	$47,182	$46,499
Operating profit
Aeronautics	$1,612	$1,699	$1,630
Information Systems & Global Solutions	759	808	874
Missiles and Fire Control	1,431	1,256	1,069
Mission Systems and Training	905	737	645
Space Systems	1,045	1,083	1,063
Total business segment operating profit	5,752	5,583	5,281
Unallocated expenses, net
FAS/CAS pension expense	(482)	(830)	(922)
Goodwill impairment charge (a)	(195)	—	—
Severance charges (b)	(201)	(48)	(136)
Stock-based compensation	(189)	(167)	(157)
Other, net	(180)	(104)	(46)
Total unallocated expenses, net	(1,247)	(1,149)	(1,261)
Total consolidated operating profit	$4,505	$4,434	$4,020
Intersegment sales
Aeronautics	$195	$197	$193
Information Systems & Global Solutions	687	838	864
Missiles and Fire Control	273	298	304
Mission Systems and Training	991	908	958
Space Systems	101	107	113
Total intersegment sales	$2,247	$2,348	$2,432
Depreciation and amortization
Aeronautics	$318	$311	$345
Information Systems & Global Solutions	94	92	83
Missiles and Fire Control	98	104	102
Mission Systems and Training	174	179	174
Space Systems	199	191	199
Total business segment depreciation and amortization	883	877	903
Corporate activities	107	111	105
Total depreciation and amortization	$990	$988	$1,008
Capital expenditures
Aeronautics	$271	$271	$361
Information Systems & Global Solutions	64	78	71
Missiles and Fire Control	128	128	119
Mission Systems and Training	132	158	161
Space Systems	170	167	192
Total business segment capital expenditures	765	802	904
Corporate activities	71	140	83
Total capital expenditures	$836	$942	$987

(a)	We recognized a non-cash goodwill impairment charge related to the Technical Services reporting unit within our MFC business segment. See Note 1 for more information.
(b)

See Note 2 for information on charges related to certain severance actions at our business segments and Corporate Headquarters. Severance charges for initiatives that are not significant are included in business segment operating profit.

Selected Financial Data by Business Segment (continued)

Net Sales by Customer Category

Net sales by customer category were as follows (in millions):

	2013	2012	2011
U.S. Government
Aeronautics	$11,025	$11,587	$10,749
Information Systems & Global Solutions	7,768	8,340	8,769
Missiles and Fire Control	5,177	5,224	5,455
Mission Systems and Training	5,370	5,685	5,180
Space Systems	7,833	7,952	7,848
Total U.S. Government net sales	$37,173	$38,788	$38,001
International (a)
Aeronautics	$3,078	$3,323	$3,577
Information Systems & Global Solutions	399	380	464
Missiles and Fire Control	2,546	2,208	1,977
Mission Systems and Training	1,672	1,826	1,906
Space Systems	73	319	144
Total international net sales	$7,768	$8,056	$8,068
U.S. Commercial and Other
Aeronautics	$20	$43	$36
Information Systems & Global Solutions	200	126	148
Missiles and Fire Control	34	25	31
Mission Systems and Training	111	68	46
Space Systems	52	76	169
Total U.S. commercial and other net sales	$417	$338	$430
Total net sales	$45,358	$47,182	$46,499

(a)

International sales include foreign military sales contracted through the U.S. Government, direct commercial sales with international governments, and commercial and other sales to international customers.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 16%, 14%, and 13% of our total net sales during 2013, 2012, and 2011.

Selected Financial Data by Business Segment (continued)

Total assets, goodwill, and customer advances and amounts in excess of costs incurred for each of our business segments were as follows (in millions):

	2013	2012
Assets (a)
Aeronautics	$5,821	$6,525
Information Systems & Global Solutions	5,798	5,664
Missiles and Fire Control	4,159	4,186
Mission Systems and Training	6,512	6,589
Space Systems	3,522	3,478
Total business segment assets	25,812	26,442
Corporate assets (b)	10,376	12,215
Total assets	$36,188	$38,657
Goodwill
Aeronautics	$146	$146
Information Systems & Global Solutions	3,942	3,767
Missiles and Fire Control	2,288	2,485
Mission Systems and Training	3,264	3,264
Space Systems	708	708
Total goodwill (c)	$10,348	$10,370
Customer advances and amounts in excess of costs incurred
Aeronautics	$2,433	$2,382
Information Systems & Global Solutions	322	323
Missiles and Fire Control	1,942	1,988
Mission Systems and Training	1,188	1,335
Space Systems	464	475
Total customer advances and amounts in excess of costs incurred	$6,349	$6,503

(a)      We have no significant long-lived assets located in foreign countries.

(b)      Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust.

(c)      During 2013, the decrease in goodwill primarily was due to a non-cash impairment charge of $195 million, net of state tax benefits, related to our MFC business segment (Note 1), partially offset by the acquisition of Amor Group at our IS&GS business segment (Note 14). During 2012, goodwill increased $222 million primarily due to the acquisitions of Chandler/May, Inc. (Chandler/May), CDL Systems Ltd. (CDL), and Procerus Technologies, L.C. (Procerus) at our MST business segment (Note 14).

Note 5 – Receivables, net Receivables, net consisted of the following (in millions):
	2013	2012
U.S. Government
Amounts billed	$1,275	$1,088
Unbilled costs and accrued profits	4,767	5,630
Less: customer advances and progress payments	(1,008)	(1,048)
Total U.S. Government receivables, net	5,034	5,670
Other governments and commercial
Amounts billed	391	376
Unbilled costs and accrued profits	600	789
Less: customer advances	(191)	(272)
Total other governments and commercial receivables, net	800	893
Total receivables, net	$5,834	$6,563

We expect to bill substantially all of the December 31, 2013 unbilled costs and accrued profits during 2014.

Note 6 – Inventories, net

Inventories, net consisted of the following (in millions):

	2013	2012
Work-in-process, primarily related to long-term contracts and programs in progress	$7,073	$7,000
Less: customer advances and progress payments	(4,834)	(4,932)
	2,239	2,068
Other inventories	738	869
Total inventories, net	$2,977	$2,937

Work-in-process inventories at December 31, 2013 and 2012 included general and administrative costs of $630 million and $623 million. General and administrative costs incurred and recorded in inventories totaled $2.4 billion in both 2013 and 2012 and $2.3 billion in 2011, and general and administrative costs charged to cost of sales from inventories totaled $2.4 billion in both 2013 and 2012 and $2.2 billion in 2011.

Note 7 – Property, Plant, and Equipment, net

Property, plant, and equipment, net consisted of the following (in millions):

	2013	2012
Land	$99	$101
Buildings	5,602	5,388
Machinery and equipment	7,043	6,728
Construction in progress	622	768
	13,366	12,985
Less: accumulated depreciation and amortization	(8,660)	(8,310)
Total property, plant, and equipment, net	$4,706	$4,675

Note 8 – Income Taxes

Our provision for federal and foreign income tax expense for continuing operations consisted of the following (in millions):

	2013	2012	2011
Federal income tax expense:
Current	$1,204	$387	$912
Deferred	3	925	9
Total federal income tax expense	1,207	1,312	921
Foreign income tax expense (benefit):
Current	6	14	38
Deferred	(8)	1	5
Total foreign income tax (benefit) expense	(2)	15	43
Total income tax expense	$1,205	$1,327	$964

State income taxes are included in our operations as general and administrative costs and, under U.S. Government regulations, are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Therefore, a substantial portion of state income taxes is included in our net sales and cost of sales. As a result, the impact of certain transactions on our operating profit and of other matters presented in these financial statements is disclosed net of state income taxes. Our total net state income tax expense was $121 million for 2013, $183 million for 2012, and $149 million for 2011.

Our reconciliation of the 35% U.S. federal statutory income tax rate to actual income tax expense for continuing operations is as follows (in millions):

	2013	2012	2011
Income tax expense at the U.S. federal statutory tax rate	$1,454	$1,425	$1,271
U.S. manufacturing deduction benefit	(100)	(29)	(106)
Research and development tax credit	(96)	—	(35)
Tax deductible dividends	(77)	(73)	(62)
Goodwill impairment - non-deductible portion	50	—	—
IRS appeals and audit resolution	—	—	(89)
Other, net	(26)	4	(15)
Income tax expense	$1,205	$1,327	$964

Our tax-deductible pension contributions were significantly higher in 2012 than in 2013 or 2011 and, accordingly, our U.S. manufacturing deduction for 2012 was significantly reduced.

We recognized tax benefits of $96 million in 2013 and $35 million in 2011 from U.S. research and development (R&D) tax credits. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which retroactively reinstated the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. As the effects of tax law changes are recognized in the period in which new legislation is enacted, $37 million ($.11 per share) of tax benefit attributable to 2012 was recorded during 2013, in addition to $39 million ($.12 per share) of tax benefit attributable to 2013.

We receive a tax deduction for dividends paid on shares of our common stock held by certain of our defined contribution plans with an employee stock ownership plan feature. The amount of the tax deduction has increased as we increased our dividend over the last three years, partially offset by a decline in the number of shares in these plans.

The non-cash goodwill impairment charge (Note 1) of $195 million, net of state tax benefits, increased our effective tax rate because only a portion of the charge will qualify for a tax deduction.

In April 2011, the U.S. Congressional Joint Committee on Taxation completed its review of the IRS Appeals Division’s resolution of certain adjustments related to our tax years 2003 through 2008. As a result, we recognized additional tax benefits and reduced our income tax expense for 2011 by $89 million ($.26 per share).

We participate in the IRS Compliance Assurance Process program. The IRS examinations of the years 2012, 2011, and 2010 were completed in the fourth quarter of 2013, 2012, and 2011. We also resolved certain issues in our 2009 tax return with the IRS Appeals Division in 2012. The resolution of these examinations and issues did not have a material impact on our effective tax rates.

The primary components of our federal and foreign deferred income tax assets and liabilities at December 31 were as follows (in millions):

	2013	2012
Deferred tax assets related to:
Accrued compensation and benefits	$918	$909
Pensions (a)	3,198	5,117
Other postretirement benefit obligations	316	433
Contract accounting methods	721	853
Foreign company operating losses and credits	52	34
Other	223	284
Valuation allowance (b)	(8)	(8)
Deferred tax assets, net	5,420	7,622
Deferred tax liabilities related to:
Goodwill and purchased intangibles	410	402
Property, plant, and equipment	575	604
Exchanged debt securities and other (c)	502	544
Deferred tax liabilities	1,487	1,550
Net deferred tax assets (d)	$3,933	$6,072

(a)	The decrease in 2013 was primarily due to using a higher discount rate for the annual measurement adjustment related to our postretirement benefit plans (Note 10).
(b)	A valuation allowance has been provided against certain foreign company deferred tax assets arising from carryforwards of unused tax benefits.
(c)	Includes deferred taxes associated with the exchange of debt securities in 2012 (Note 9) and prior years.
(d)	Includes net foreign current deferred tax liabilities, which are included on the Balance Sheets in other current liabilities.

As of December 31, 2013 and 2012, our liabilities associated with unrecognized tax benefits are not material.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign jurisdictions. With few exceptions, the statute of limitations is no longer open for U.S. federal or non-U.S. income tax examinations for the years before 2010, other than with respect to refunds.

U.S. income taxes and foreign withholding taxes have not been provided on earnings of $222 million, $211 million, and $193 million that have not been distributed by our non-U.S. companies as of December 31, 2013, 2012, and 2011. Our intention is to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. If these earnings were remitted, we estimate that the additional income taxes after foreign tax credits would have been approximately $50 million in 2013, $45 million in 2012, and $41 million in 2011.

Our federal and foreign income tax payments, net of refunds received, were $787 million in 2013, $890 million in 2012, and $722 million in 2011. Our 2013 net payments reflect a $550 million refund from the IRS primarily attributable to our tax-deductible discretionary pension contributions during the fourth quarter of 2012; our 2012 net payments reflect a $153 million refund from the IRS related to a 2011 capital loss carryback claim; and our 2011 net payments reflect a $250 million refund from the IRS related to estimated taxes paid for 2010. As of December 31, 2013 and 2012, we had federal and foreign taxes receivable of $313 million and $662 million recorded within other current assets on our Balance Sheet, primarily attributable to our tax-deductible discretionary pension contributions in the fourth quarter of 2013 and 2012 and our debt exchange transaction in the fourth quarter of 2012.

Note 9 – Debt

Our long-term debt consisted of the following (in millions):

	2013	2012
Notes with rates from 2.13% to 6.15%, due 2016 to 2042	$5,642	$5,642
Notes with rates from 7.00% to 7.75%, due 2016 to 2036	916	930
Notes with a rate of 7.38%, due 2013	—	150
Other debt	476	478
Total long-term debt	7,034	7,200
Less: unamortized discounts	(882)	(892)
Total long-term debt, net of unamortized discounts	6,152	6,308
Less: current maturities of long-term debt	—	(150)
Total long-term debt, net	$6,152	$6,158

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

In September 2011, we issued $2.0 billion of long-term notes in a registered public offering and in October 2011, we used a portion of the proceeds to redeem all of our $500 million long-term notes maturing in 2013. In 2011, we repurchased $84 million of our long-term notes through open-market purchases. We paid premiums of $48 million in connection with the early extinguishments of debt, which were recognized in other non-operating income (expense), net.

At December 31, 2013 and 2012, we had in place with a group of banks a $1.5 billion revolving credit facility that expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through December 31, 2013. Borrowings under the credit facility would be unsecured and bear interest at rates based, at our option, on a Eurodollar rate or a Base Rate, as defined in the credit facility. Each bank’s obligation to make loans under the credit facility is subject to, among other things, our compliance with various representations, warranties and covenants, including covenants limiting our ability and certain of our subsidiaries’ ability to encumber assets and a covenant not to exceed a maximum leverage ratio, as defined in the credit facility. The leverage ratio covenant excludes the adjustments recognized in stockholders’ equity related to postretirement benefit plans. As of December 31, 2013, we were in compliance with all covenants contained in the credit facility, as well as in our debt agreements.

We have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding during 2013 or 2012. If we were to issue commercial paper, the borrowings would be supported by the credit facility.

In April 2013, we repaid $150 million of long-term notes with a fixed interest rate of 7.38% due to their scheduled maturities. During the next five years, we have scheduled long-term debt maturities of $952 million due in 2016. Interest payments were $340 million in 2013, $378 million in 2012, and $326 million in 2011.

Note 10 – Postretirement Plans

Defined Benefit Pension Plans and Retiree Medical and Life Insurance Plans

Many of our employees are covered by qualified defined benefit pension plans, and we provide certain health care and life insurance benefits to eligible retirees (collectively, postretirement benefit plans). We also sponsor nonqualified defined benefit pension plans to provide for benefits in excess of qualified plan limits. Non-union represented employees hired after December 2005 do not participate in our qualified defined benefit pension plans, but are eligible to participate in a qualified defined contribution plan in addition to our other retirement savings plans. They also have the ability to participate in our retiree medical plans, but we do not subsidize the cost of their participation in those plans as we do with employees hired before January 1, 2006. Over the last few years, we have negotiated similar changes with various labor organizations such that new union represented employees do not participate in our defined benefit pension plans. We have made contributions to trusts established to pay future benefits to eligible retirees and dependents, including Voluntary Employees’ Beneficiary Association trusts and 401(h) accounts, the assets of which will be used to pay expenses of certain retiree medical plans. We use December 31 as the measurement date. Benefit obligations as of the end of each year reflect assumptions in effect as of those dates. Net periodic benefit cost is based on assumptions in effect at the end of the respective preceding year.

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

The net periodic benefit cost recognized each year included the following (in millions):

	Qualified Defined Benefit Pension Plans (a)			Retiree Medical and Life Insurance Plans
	2013	2012	2011	2013	2012	2011
Service cost	$1,142	$1,055	$974	$27	$28	$32
Interest cost	1,800	1,884	1,918	116	131	162
Expected return on plan assets	(2,485)	(2,187)	(2,033)	(145)	(131)	(140)
Recognized net actuarial losses	1,410	1,116	880	44	32	34
Amortization of prior service cost (credit) and other	81	73	82	(17)	(12)	(16)
Total net periodic benefit cost	$1,948	$1,941	$1,821	$25	$48	$72

(a)

Total net periodic benefit cost associated with our qualified defined benefit plans represents pension expense calculated in accordance with GAAP (FAS expense). We are required to calculate pension expense in accordance with both GAAP and CAS rules, each of which results in a different calculated amount of pension expense. The CAS cost is recovered through the pricing of our products and services on U.S. Government contracts and, therefore, is recognized in net sales and cost of sales for products and services. We include the difference between FAS expense and CAS cost, referred to as the FAS/CAS pension adjustment, as a component of other unallocated costs on our Statements of Earnings. The FAS/CAS pension adjustment, which was expense of $482 million in 2013, $830 million in 2012, and $922 million in 2011, effectively adjusts the amount of CAS pension cost in the business segment operating profit so that pension expense recorded on our Statements of Earnings is equal to FAS expense.

The following table provides a reconciliation of benefit obligations, plan assets, and unfunded status related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2013	2012	2013	2012
Change in benefit obligation
Beginning balance	$46,017	$ 40,616	$3,184	$ 3,023
Service cost	1,142	1,055	27	28
Interest cost	1,800	1,884	116	131
Benefits paid (a)	(2,023)	(2,094)	(353)	(364)
Actuarial losses (gains)	(4,882)	4,442	(319)	169
Plan amendments	107	114	—	(6)
Medicare Part D subsidy	—	—	10	48
Participants’ contributions	—	—	158	155
Ending balance	$42,161	$ 46,017	$2,823	$ 3,184

Change in plan assets
Beginning balance at fair value	$30,924	$ 27,292	$1,964	$ 1,749
Actual return on plan assets	1,859	2,089	44	141
Benefits paid (a)	(2,023)	(2,094)	(353)	(364)
Company contributions	2,250	3,637	98	235
Medicare Part D subsidy	—	—	10	48
Participants’ contributions	—	—	158	155
Ending balance at fair value	$33,010	$ 30,924	$1,921	$ 1,964
Unfunded status of the plans	$(9,151)	$(15,093)	$ (902)	$(1,220)

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

The following table provides amounts recognized on our Balance Sheets related to our qualified defined benefit pension plans and our retiree medical and life insurance plans (in millions):

	Qualified Defined Benefit Pension Plans		Retiree Medical and Life Insurance Plans
	2013	2012	2013	2012
Prepaid pension asset	$ 210	$ 185	$ —	$ —
Accrued postretirement benefit liabilities	(9,361)	(15,278)	(902)	(1,220)

Accumulated other comprehensive loss (pre-tax) related to:
Net actuarial losses	13,453	19,121	516	777
Prior service cost (credit)	443	418	13	(3)
Total (a)	$13,896	$19,539	$ 529	$ 774

(a)

Accumulated other comprehensive loss related to postretirement benefit plans, after tax, of $9.6 billion and $13.5 billion at December 31, 2013 and 2012 (Note 11) includes $13.9 billion ($9.0 billion after tax) and $19.5 billion ($12.6 billion after tax) for qualified defined benefit pension plans, $529 million ($342 million after tax) and $774 million ($500 million after tax) for retiree medical and life insurance plans, and $508 million ($328 million after tax) and $626 million ($406 million after tax) for other plans.

The accumulated benefit obligation (ABO) for all qualified defined benefit pension plans was $37.5 billion and $40.4 billion at December 31, 2013 and 2012, of which $37.3 billion and $40.2 billion related to plans where the ABO was in excess of plan assets. The ABO represents benefits accrued without assuming future compensation increases to plan participants. Certain key information related to our qualified defined benefit pension plans as of December 31, 2013 and 2012 is as follows (in millions):

	2013	2012
Plans where ABO was in excess of plan assets
Projected benefit obligation	$41,984	$45,875
Less: fair value of plan assets	32,623	30,597
Unfunded status of plans (a)	(9,361)	(15,278)

Plans where ABO was less than plan assets
Projected benefit obligation	177	142
Less: fair value of plan assets	387	327
Funded status of plans (b)	$210	$185

(a)	Represent accrued pension liabilities, which are included on our Balance Sheets.
(b)	Represent prepaid pension assets, which are included on our Balance Sheets in other noncurrent assets.

We also sponsor nonqualified defined benefit plans to provide benefits in excess of qualified plan limits. The aggregate liabilities for these plans at both December 31, 2013 and 2012 were $1.0 billion, which also represent the plans’ unfunded status. We have set aside certain assets totaling $373 million and $270 million as of December 31, 2013 and 2012 in a separate trust which we expect to be used to pay obligations under our nonqualified defined benefit plans. In accordance with GAAP, those assets may not be used to offset the amount of the benefit obligation similar to the postretirement benefit plans in the table above. The unrecognized net actuarial losses at December 31, 2013 and 2012 were $480 million and $544 million, and the unrecognized prior service costs were not material. The expense associated with these plans totaled $108 million in 2013, $107 million in 2012, and $104 million in 2011. We also sponsor a small number of other postemployment plans and foreign benefit plans. The aggregate liability for the other postemployment plans was $108 million and $109 million as of December 31, 2013 and 2012. The expense for the other postemployment plans, as well as the liability and expense associated with the foreign benefit plans, was not material to our results of operations, financial position, or cash flows. The actuarial assumptions used to determine the benefit obligations and expense associated with our nonqualified defined benefit plans and postemployment plans are similar to those assumptions used to determine the benefit obligations and expense related to our qualified defined benefit pension plans and retiree medical and life insurance plans as described below.

The following table provides the amounts recognized in other comprehensive income (loss) related to postretirement benefit plans, net of tax, for the years ended December 31, 2013, 2012, and 2011 (in millions):

	Incurred but Not Yet Recognized in Net Periodic Benefit Cost			Recognition of Previously Deferred Amounts
	2013	2012	2011	2013	2012	2011
	Gains (losses)			(Gains) losses
Actuarial gains and losses
Qualified defined benefit pension plans	$2,751	$(2,933)	$(2,793)	$911	$721	$568
Retiree medical and life insurance plans	140	(104)	1	28	21	22
Other plans	46	(98)	(56)	34	77	34
	2,937	(3,135)	(2,848)	973	819	624

	Credit (cost)			(Credit) cost
Prior service credit and cost
Qualified defined benefit pension plans	(69)	(73)	(3)	53	47	53
Retiree medical and life insurance plans	—	4	(7)	(11)	(8)	(11)
	(69)	(69)	(10)	42	39	42
	$2,868	$(3,204)	$(2,858)	$1,015	$858	$666

We expect that approximately $1.0 billion, or $700 million net of tax, of actuarial losses and prior service cost related to postretirement benefit plans included in accumulated other comprehensive loss at the end of 2013 to be recognized in net periodic benefit cost during 2014. Of this amount, $970 million, or $625 million net of tax, primarily relates to actuarial losses associated with our qualified defined benefit plans and is included in our expected 2014 pension expense of $1.3 billion.

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at December 31 of each year, and to determine the net periodic benefit cost for each subsequent year, were as follows:

	Qualified Defined Benefit Pension Plans			Retiree Medical and Life Insurance Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.75%	4.00%	4.75%	4.50%	3.75%	4.50%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of increase in future compensation levels	4.30%	4.30%	4.30%
Health care trend rate assumed for next year				8.75%	9.00%	9.50%
Ultimate health care trend rate				5.00%	5.00%	5.00%
Year that the ultimate health care trend rate is reached				2029	2029	2021

The increase in the discount rate from December 31, 2012 to December 31, 2013 resulted in a decrease in the projected benefit obligations of our qualified defined benefit pension plans of approximately $4.4 billion at December 31, 2013. The decrease in the discount rate from December 31, 2011 to December 31, 2012 resulted in an increase in the projected benefit obligations of our qualified defined benefit pension plans of approximately $4.5 billion at December 31, 2012.

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

LMIMCo’s investment policies require that asset allocations of postretirement benefit plans be maintained within the following approximate ranges:

Asset Class	Asset Allocation Ranges
Cash and cash equivalents	0-20%
Equity	15-55%
Fixed income	10-60%
Alternative investments:
Private equity funds	0-15%
Real estate funds	0-10%
Hedge funds	0-20%
Commodities	0-25%

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

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$2,176	$—	$ —	$2,176	$2,465	$—	$ —	$2,465
Equity (a):
U.S. equity securities	5,274	94	—	5,368	3,871	50	10	3,931
International equity securities	4,912	89	7	5,008	3,363	15	11	3,389
Commingled equity funds	1,212	4,825	—	6,037	980	2,963	—	3,943
Fixed income (a):
Corporate debt securities	—	2,943	43	2,986	—	1,045	61	1,106
U.S. Government securities	—	6,553	—	6,553	—	12,013	—	12,013
U.S. Government-sponsored enterprise securities	—	1,451	—	1,451	—	239	—	239
Other fixed income investments	—	1,293	95	1,388	—	1,176	49	1,225
Alternative investments:
Private equity funds	—	—	2,601	2,601	—	—	2,461	2,461
Real estate funds	—	29	572	601	—	25	504	529
Hedge funds	—	46	505	551	—	—	806	806
Commodities (a)	156	—	—	156	735	1	—	736
Total	$13,730	$17,323	$3,823	$34,876	$11,414	$17,527	$3,902	$32,843
Receivables, net				55				45
Total				$34,931				$32,888

(a)

Cash and cash equivalents, equity securities, fixed income securities, and commodities included derivative assets and liabilities whose fair values were not material as of December 31, 2013 and 2012. LMIMCo’s investment policies restrict the use of derivatives to either establish long exposures for purposes of expediency or capital efficiency, or to hedge risks to the extent of a plan’s current exposure to such risks. Most derivative transactions are settled on a daily basis. In addition, we corrected the classification of $980 million of other fixed income investments and $118 million of commingled equity funds as of December 31, 2012, which were reclassified from cash and cash equivalents into their respective asset category. These reclassifications are not material as the changes do not impact the 2012 financial statements nor the total plan assets previously reported, rather just the presentation of the components of total plan assets in the table above.

As of December 31, 2013 and 2012, the assets associated with our foreign defined benefit pension plans were not material and have not been included in the table above.

The following table presents the changes during 2013 and 2012 in the fair value of plan assets categorized as Level 3 in the preceding table (in millions):

	Private Equity Funds	Real Estate Funds	Hedge Funds	Other	Total
Balance at January 1, 2012	$2,286	$278	$825	$165	$3,554
Actual return on plan assets:
Realized gains, net	142	11	16	1	170
Unrealized gains, net	22	20	31	2	75
Purchases, sales, and settlements, net	92	113	(65)	(9)	131
Transfers into (out of) Level 3, net	(81)	82	(1)	(28)	(28)
Balance at December 31, 2012	$2,461	$504	$806	$131	$3,902
Actual return on plan assets:
Realized gains, net	144	43	21	4	212
Unrealized gains, net	42	19	104	1	166
Purchases, sales, and settlements, net	(46)	(3)	(394)	2	(441)
Transfers into (out of) Level 3, net	—	9	(32)	7	(16)
Balance at December 31, 2013	$2,601	$572	$505	$145	$3,823

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

Commingled equity funds are investment vehicles valued using the Net Asset Value (NAV) provided by the fund managers. The NAV is the total value of the fund divided by the number of shares outstanding. Commingled equity funds are categorized as Level 1 if traded at their NAV on a nationally recognized securities exchange or categorized as Level 2 if the NAV is corroborated by observable market data (e.g., purchases or sales activity) and we are able to redeem our investment in the near-term.

Fixed income investments categorized as Level 2 are valued by the trustee using pricing models that use verifiable observable market data (e.g., interest rates and yield curves observable at commonly quoted intervals and credit spreads), bids provided by brokers or dealers, or quoted prices of securities with similar characteristics. Fixed income investments are categorized at Level 3 when valuations using observable inputs are unavailable. The trustee obtains pricing based on indicative quotes or bid evaluations from vendors, brokers, or the investment manager.

Private equity funds, real estate funds, and hedge funds are valued using the NAV based on valuation models of underlying securities which generally include significant unobservable inputs that cannot be corroborated using verifiable observable market data. Valuations for private equity funds and real estate funds are determined by the general partners. Depending on the nature of the assets, the general partners may use various valuation methodologies, including the income and market approaches in their models. The market approach consists of analyzing market transactions for comparable assets while the income approach uses earnings or the net present value of estimated future cash flows adjusted for liquidity and other risk factors. Hedge funds are valued by independent administrators using various pricing sources and models based on the nature of the securities. Private equity funds, real estate funds, and hedge funds are generally categorized as Level 3 as we cannot fully redeem our investment in the near-term.

Commodities are traded on an active commodity exchange and are valued at their closing prices on the last trading day of the year.

Contributions and Expected Benefit Payments

We generally determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and Internal Revenue Code rules. In 2013, we made contributions of $2.25 billion related to our qualified defined benefit pension plans. We currently plan to make contributions of approximately $1.0 billion related to the qualified defined benefit pension plans in 2014. In 2013, we made contributions of $98 million to our retiree medical and life insurance plans. We do not expect to make contributions related to the retiree medical and life insurance plans in 2014 as a result of our 2013 contributions.

The following table presents estimated future benefit payments, which reflect expected future employee service, as of December 31, 2013 (in millions):

	2014	2015	2016	2017	2018	2019 - 2023
Qualified defined benefit pension plans	$1,960	$2,030	$2,110	$2,200	$2,300	$13,240
Retiree medical and life insurance plans	200	210	210	220	220	1,070

Defined Contribution Plans

We maintain a number of defined contribution plans, most with 401(k) features, that cover substantially all of our employees. Under the provisions of our 401(k) plans, we match most employees’ eligible contributions at rates specified in the plan documents. Our contributions were $383 million in 2013, $380 million in 2012, and $378 million in 2011, the majority of which were funded in our common stock. Our defined contribution plans held approximately 44.7 million and 48.6 million shares of our common stock as of December 31, 2013 and 2012.

Note 11 – Stockholders’ Equity

At December 31, 2013, our authorized capital was composed of 1.5 billion shares of common stock and 50 million shares of series preferred stock. Of the 321 million shares of common stock issued and outstanding, 319 million shares were considered outstanding for Balance Sheet presentation purposes; the remaining shares were held in a separate trust. No shares of preferred stock were issued and outstanding at December 31, 2013.

Repurchases of Common Stock

During 2013, 2012, and 2011, we paid $1.8 billion, $990 million, and $2.5 billion to repurchase 16.2 million, 11.1 million and 32.7 million shares of our common stock. We reduced stockholders’ equity by $1.7 billion, $1.0 billion, and $2.4 billion, which represents the 16.0 million, 11.3 million, and 31.8 million shares of common stock we committed to repurchase during 2013, 2012, and 2011. Of the shares we committed to during 2012, a portion settled in cash during January 2013. The amount paid for shares during 2011 includes a portion committed to during December 2010 that settled in cash during January 2011.

In September 2013, our Board of Directors approved a $3.0 billion increase to our share repurchase program. We had total remaining authorization of $3.6 billion for future common share repurchases under our program as of December 31, 2013. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. Due to the volume of repurchases made under our share repurchase program, additional paid-in capital was reduced to zero, with the remainder of the excess purchase price over par value of $434 million and $108 million recorded as a reduction of retained earnings in 2013 and 2012.

Accumulated Other Comprehensive Loss

Changes in the balance of accumulated other comprehensive loss (AOCL), net of income taxes, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2010	$ (8,994)	$(16)	$ (9,010)
Other comprehensive loss before reclassifications	(2,858)	(46)	(2,904)
Amounts reclassified from AOCL
Net actuarial losses	624	—	624
Prior service cost	42	—	42
Other	—	(9)	(9)
Total reclassified from AOCL	666	(9)	657
Total other comprehensive loss	(2,192)	(55)	(2,247)
Balance at December 31, 2011 (a)	(11,186)	(71)	(11,257)
Other comprehensive loss before reclassifications	(3,204)	105	(3,099)
Amounts reclassified from AOCL
Net actuarial losses	819	—	819
Prior service cost	39	—	39
Other	—	5	5
Total reclassified from AOCL	858	5	863
Total other comprehensive (loss) income	(2,346)	110	(2,236)
Balance at December 31, 2012 (a)	(13,532)	39	(13,493)
Other comprehensive income before reclassifications	2,868	11	2,879
Amounts reclassified from AOCL
Net actuarial losses	973	—	973
Prior service cost	42	—	42
Other	—	(2)	(2)
Total reclassified from AOCL	1,015	(2)	1,013
Total other comprehensive income	3,883	9	3,892
Balance at December 31, 2013 (a)	$ (9,649)	$ 48	$ (9,601)

(a)

AOCL related to postretirement benefit plans is shown net of tax benefits at December 31, 2013, 2012, and 2011 of $5.3 billion, $7.4 billion, and $6.1 billion. These tax benefits include amounts recognized on our income tax returns as current deductions and deferred income taxes, which will be recognized on our tax returns in future years. See Note 8 and Note 10 for more information on our income taxes and postretirement benefit plans.

Note 12 – Stock-Based Compensation

During 2013, 2012, and 2011, we recorded non-cash stock-based compensation expense totaling $189 million, $167 million, and $157 million, which is included as a component of other unallocated costs on our Statements of Earnings. The net impact to earnings for the respective years was $122 million, $108 million, and $101 million.

As of December 31, 2013, we had $132 million of unrecognized compensation cost related to nonvested awards, which is expected to be recognized over a weighted average period of 1.5 years. We received cash from the exercise of stock options totaling $827 million, $440 million, and $116 million during 2013, 2012, and 2011. In addition, our income tax liabilities for 2013, 2012, and 2011 were reduced by $158 million, $96 million, and $56 million due to recognized tax benefits on stock-based compensation arrangements.

Stock-Based Compensation Plans

Under plans approved by our stockholders, we are authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock units (RSUs), performance stock units (PSUs), or other stock units. The exercise price of options to purchase common stock may not be less than the fair market value of our stock on the date of grant. No award of stock options may become fully vested prior to the third anniversary of the grant, and no portion of a stock option grant may become vested in less than one year. The minimum vesting period for restricted stock or stock units payable in stock is three years. Award agreements may provide for shorter or pro-rated vesting periods or vesting following termination of employment in the case of death, disability, divestiture, retirement, change of control, or layoff. The maximum term of a stock option or any other award is 10 years.

At December 31, 2013, inclusive of the shares reserved for outstanding stock options, RSUs and PSUs, we had 20.4 million shares reserved for issuance under the plans. At December 31, 2013, 4.7 million of the shares reserved for issuance remained available for grant under our stock-based compensation plans. We issue new shares upon the exercise of stock options or when restrictions on RSUs and PSUs have been satisfied.

RSUs

The following table summarizes activity related to nonvested RSUs during 2013:

	Number of RSUs (In thousands)	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2012	4,822	$79.10
Granted	1,356	89.24
Vested	(2,093)	79.26
Forfeited	(226)	81.74
Nonvested at December 31, 2013	3,859	$82.42

RSUs are valued based on the fair value of our common stock on the date of grant. Employees who are granted RSUs receive the right to receive shares of stock after completion of the vesting period, however, the shares are not issued, and the employees cannot sell or transfer shares prior to vesting and have no voting rights until the RSUs vest, generally three years from the date of the award. Employees who are granted RSUs receive dividend-equivalent cash payments only upon vesting. For these RSU awards, the grant-date fair value is equal to the closing market price of our common stock on the date of grant less a discount to reflect the delay in payment of dividend-equivalent cash payments. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which beginning with the RSUs granted in 2013 is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

Stock Options

We generally recognize compensation cost for stock options ratably over the three-year vesting period. At December 31, 2013 and 2012, there were 10.2 million (weighted average exercise price of $83.65) and 20.6 million (weighted average exercise price of $83.15) stock options outstanding. Stock options outstanding at December 31, 2013 have a weighted average remaining contractual life of approximately five years and an aggregate intrinsic value of $663 million, and we expect nearly all of these stock options to vest. Of the stock options outstanding, 7.7 million (weighted average exercise price of $84.37) have vested as of December 31, 2013 and those stock options have a weighted average remaining contractual life of approximately four years and an aggregate intrinsic value of $497 million. There were 10.1 million (weighted average exercise price of $82.72) stock options exercised during 2013. We did not grant stock options to employees during 2013.

The following table pertains to stock options granted in 2012 and 2011, in addition to stock options that vested and were exercised in 2013, 2012, and 2011 (in millions, except for weighted-average grant-date fair value of stock options granted):

	2013	2012	2011
Weighted average grant-date fair value of stock options granted	$—	$10.57	$13.06
Grant-date fair value of all stock options that vested	40	47	60
Intrinsic value of all stock options exercised	293	162	60

In 2012 and 2011, we estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model, which required us to make certain assumptions. We used the following weighted average assumptions in the model: risk-free interest rate of 0.78% for 2012 and 1.97% for 2011, dividend yield of 5.40% for 2012 and 4.20% for 2011, a five year historical volatility factor of 0.28 for both 2012 and 2011, and an expected option life of five years for both 2012 and 2011.

PSUs

In January 2013, we granted certain employees PSUs with an aggregate target award of 0.3 million shares of our common stock. PSUs vest three years from the date of grant based on continuous service with the number of shares earned depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2013 through December 31, 2015. The number of shares earned can range from 0% to 200% of the target award. About half of these awards were valued at $89.24 per PSU in a manner similar to RSUs discussed above as the financial targets are based on our operations. We recognize the grant-date fair value of these PSUs, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date and, therefore, the associated compensation expense recognized could vary from year to year. The remaining PSUs were valued at $61.13 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return (TSR) relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period regardless as to whether or not the TSR performance target is achieved.

Note 13 – Legal Proceedings, Commitments, and Contingencies

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe the probability is remote that the outcome of each of these matters, including the legal proceedings discussed below, will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment, and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

Although we cannot predict the outcome of legal or other proceedings with certainty, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made for contingencies where there is at least a reasonable possibility that a loss may have been incurred. We have a thorough process to determine an estimate of the reasonably possible loss or range of loss before we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.

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

The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA. A bench trial of this matter is scheduled to begin on April 28, 2014.

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

At December 31, 2013 and 2012, the aggregate amount of liabilities recorded relative to environmental matters was $997 million and $950 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $863 million and $821 million at December 31, 2013 and 2012, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

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

Operating Leases

We rent certain equipment and facilities under operating leases. Certain major plant facilities and equipment are furnished by the U.S. Government under short-term or cancelable arrangements. Our total rental expense under operating leases was $315 million, $302 million, and $347 million for 2013, 2012, and 2011. Future minimum lease commitments at December 31, 2013 for long-term non-cancelable operating leases were $914 million ($227 million in 2014, $166 million in 2015, $132 million in 2016, $96 million in 2017, $69 million in 2018, and $224 million in later years).

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.4 billion and $2.2 billion at December 31, 2013 and 2012.

At December 31, 2013 and 2012, third-party guarantees totaled $696 million and $816 million, of which approximately 90% and 85% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through December 31, 2013, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former venture partners.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) have each received distributions totaling $527 million (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. Based on current expectations of ULA’s cash flow needs, we currently believe that ULA should have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through December 31, 2013, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

Our 50% ownership share of ULA’s net assets exceeded the book value of our investment by approximately $395 million, which we are recognizing as income ratably over 10 years through 2016. This yearly amortization and our share of ULA’s net earnings are reported as equity in net earnings (losses) of equity investees in other income, net on our Statements of Earnings. Our investment in ULA totaled $685 million and $572 million at December 31, 2013 and 2012.

Note 14 – Acquisitions and Divestitures

Acquisitions

We paid $269 million and $259 million in 2013 and 2012 for acquisition activities. Acquisitions in 2013 primarily related to the acquisition of Amor Group, a United Kingdom-based company specializing in information technology, civil government services, and the energy market and has been included in our IS&GS business segment. Acquisitions in 2012 primarily related to the acquisitions of Chandler/May, CDL, and Procerus, and each has been included within our MST business segment. These companies specialize in the design, development, manufacturing, control, and support of advanced unmanned systems. In 2011, we paid $624 million for acquisition activities including the acquisitions of QTC Holdings Inc. (QTC), which provides outsourced medical evaluation services to the U.S. Government, and Sim-Industries B.V. (Sim-Industries), a commercial aviation simulation company. QTC has been included within our IS&GS business segment, and Sim-Industries has been included within our MST business segment.

We have accounted for the acquisitions of businesses under the acquisition method, which required us to measure all of the assets acquired and liabilities assumed at their acquisition-date fair values. Purchase allocations related to the acquisitions discussed above resulted in recording goodwill aggregating $175 million in 2013, $197 million in 2012, and $547 million in 2011. Of the amounts recorded in 2012 and 2011, $69 million and $113 million will be amortized for tax purposes. Additionally, purchase allocations related to the 2011 acquisitions above resulted in recording $133 million of other intangible assets, primarily relating to the value of customer relationships and trade names we acquired.

Divestitures

Discontinued operations for 2013 included a benefit of $31 million resulting from the resolution of certain tax matters related to a business previously sold. Discontinued operations for 2011 included the operating results and other adjustments of Savi Technology, Inc. (Savi), a logistics business sold in 2012 that was in our former Electronic Systems business segment, and Pacific Architects and Engineers, Inc. (PAE), a business sold in 2011 that was formerly within our IS&GS business segment.

Net sales and operating loss from discontinued operations for the year ended December 31, 2011 were $193 million and $28 million (net of $12 million of income tax benefit). Additionally, net loss from discontinued operations for 2011 includes the recognition of a deferred tax asset of $66 million, which we were required to record to reflect the tax benefit that we expected to realize on the sale of Savi because our tax basis was higher than our book basis, and charges associated with Savi and PAE that were incurred in 2011.

Note 15 – Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	December 31, 2013			December 31, 2012
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$77	$ 77	$ —	$75	$ 75	$ —
Mutual funds	613	613	—	418	418	—
U.S. Government securities	238	—	238	213	—	213
Other securities	131	—	131	141	—	141
Derivative assets	28	—	28	39	—	39
Liabilities
Derivative liabilities	23	—	23	25	—	25

Substantially all assets measured at fair value, other than derivatives, represent investments classified as trading securities held in a separate trust to fund certain of our non-qualified deferred compensation plans and are recorded in other noncurrent assets on our Balance Sheets. The fair values of equity securities and mutual funds are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. The fair values of U.S. Government and other securities are determined using model-derived valuations in which all significant inputs are observable in active markets. The fair values of derivative instruments, which consist of foreign currency exchange forward and interest rate swap contracts, primarily are determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates, credit spreads, and foreign currency exchange rates. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during 2013.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $7.4 billion and $8.2 billion at December 31, 2013 and 2012, and the outstanding principal amount was $7.0 billion and $7.2 billion at December 31, 2013 and 2012, excluding unamortized discounts of $882 million and $892 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2).

In the fourth quarter of 2013, we recorded a non-cash goodwill impairment charge of $195 million, net of state tax benefits, in connection with our annual goodwill impairment test. The fair value determination of goodwill was determined using a combination of a DCF analysis and market-based valuation methodologies and is classified as a Level 3 fair value measurement due to the significance of the unobservable inputs used. See Note 1 for further information on this non-cash goodwill impairment charge and our valuation methodologies.

Note 16 – Summary of Quarterly Information (Unaudited)

A summary of quarterly information is as follows (in millions, except per share data):

	2013 Quarters
	First	Second	Third	Fourth
Net sales	$11,070	$11,408	$11,347	$11,533
Operating profit	1,119	1,298	1,254	834
Net earnings from continuing operations (a)	761	859	842	488
Net earnings from discontinued operations	—	—	31	—
Net earnings	761	859	873	488
Basic earnings per share (b)	2.37	2.68	2.72	1.53
Diluted earnings per share	2.33	2.64	2.66	1.50

	2012 Quarters
	First	Second	Third	Fourth
Net sales	$11,293	$11,921	$11,869	$12,099
Operating profit	1,044	1,192	1,137	1,061
Net earnings (c)	668	781	727	569
Basic earnings per share	2.06	2.41	2.25	1.76
Diluted earnings per share (b)	2.03	2.38	2.21	1.73

(a)

The first quarter of 2013 included a tax benefit of $37 million from the R&D tax credit attributable to 2012 (Note 8) and a charge of $30 million ($19 million after tax) related to certain severance actions (Note 2). The fourth quarter of 2013 included charges of $195 million ($176 million after tax) related to a non-cash goodwill impairment charge (Note 1) and $171 million ($111 million after tax) related to certain severance actions (Note 2).

(b)

The sum of the quarterly earnings per share amounts do not equal the earnings per share amount included on our Statements of Earnings, primarily due to the timing of our share repurchases during each respective year.

(c)

The fourth quarter of 2012 included a reduction in the income tax benefit of the U.S. manufacturing deduction primarily caused by $2.5 billion of tax-deductible discretionary pension contributions in the fourth quarter of 2012, which increased income tax expense by $59 million ($.18 per share).

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of December 31, 2013.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (1992 framework). Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders

Lockheed Martin Corporation

We have audited Lockheed Martin Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Lockheed Martin Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lockheed Martin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lockheed Martin Corporation as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Lockheed Martin Corporation and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 14, 2014

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information concerning directors required by Item 401 of Regulation S-K is included under the caption “Proposal 1 - Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the 2014 Proxy Statement), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 4(a) of this Form 10-K. The information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Committees of the Board of Directors – Membership on Board Committees” and “Committees of the Board of Directors – Audit Committee Report” in the 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

ITEM 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is included in the text and tables under the captions “Executive Compensation” and “Director Compensation” in the 2014 Proxy Statement and that information is incorporated by reference in this Form 10-K. The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation – Compensation Committee Report” in the 2014 Proxy Statement, and that information is furnished by incorporation by reference in this Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K. The information required by this Item 12 related to our equity compensation plans that authorize the issuance of shares of Lockheed Martin Corporation common stock to employees and directors is included under the heading “Executive Compensation – Equity Compensation Plan Information” in the 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance – Related Person Transaction Policy,” “Corporate Governance – Certain Relationships and Related Person Transactions of Directors, Executive Officers, and 5 Percent Stockholders,” and “Corporate Governance – Director Independence” in the 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 2 – Ratification of Appointment of Independent Auditors” in the 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

List of financial statements filed as part of this Form 10-K

The following financial statements of Lockheed Martin Corporation and consolidated subsidiaries are included in Item 8 of this Form 10-K at the page numbers referenced below:

The report of Lockheed Martin Corporation’s independent registered public accounting firm with respect to the above-referenced financial statements and their report on internal control over financial reporting appear on pages 55 and 88 of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

List of financial statement schedules filed as part of this Form 10-K

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

Exhibits

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

10.9

Lockheed Martin Corporation Supplemental Savings Plan, as amended (incorporated by reference to Exhibit 10.9 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.14

Lockheed Martin Corporation Deferred Management Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.14 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.21

Lockheed Martin Corporation Nonqualified Capital Accumulation Plan, as amended (incorporated by reference to Exhibit 10.21 to Lockheed Martin Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.22	Lockheed Martin Corporation Executive Severance Plan, prior to November 1, 2013, known as the Lockheed Martin Corporation Severance Benefit Plan for Certain Management Employees.

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

10.39

Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2014).

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

10.46

Lockheed Martin Corporation 2006 Management Incentive Compensation Plan (Performance Based), as amended (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2014).

10.47

Form of Restricted Stock Unit Award Agreement, Form of Long-Term Incentive Performance Award Agreement (2014-2016 performance period), and Form of Performance Stock Unit Award Agreement (2014-2016 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibits 10.3, 10.4 and 10.5, respectively, to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2014).

12	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of Lockheed Martin Corporation.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Marillyn A. Hewson and Bruce L. Tanner Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits 10.1 through 10.17 and 10.21 through 10.47 constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: February 14, 2014	By:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President, Controller, and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
/s/ Marillyn A. Hewson Marillyn A. Hewson	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2014
/s/ Bruce L. Tanner Bruce L. Tanner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2014
/s/ Christopher J. Gregoire Christopher J. Gregoire	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2014
* Nolan D. Archibald	Director	February 14, 2014
* Rosalind G. Brewer	Director	February 14, 2014
* David B. Burritt	Director	February 14, 2014
* James O. Ellis, Jr.	Director	February 14, 2014
* Thomas J. Falk	Director	February 14, 2014
* Gwendolyn S. King	Director	February 14, 2014
* James M. Loy	Director	February 14, 2014
* Douglas H. McCorkindale	Director	February 14, 2014
* Joseph W. Ralston	Director	February 14, 2014
* Anne Stevens	Director	February 14, 2014

*By Maryanne R. Lavan pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.

Date: February 14, 2014	By:	/s/ Maryanne R. Lavan
Maryanne R. Lavan
Attorney-in-fact