Form 10-Q
period 2014-03-30
LOCKHEED MARTIN CORP
filed 2014-04-24
CIK 936468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2014

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

There were 317,377,058 shares of our common stock, $1 par value per share, outstanding as of March 30, 2014.

Lockheed Martin Corporation

Form 10-Q

For the Quarterly Period Ended March 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Lockheed Martin Corporation

Consolidated Statements of Earnings

(unaudited; in millions, except per share data)

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales
Products	$8,410	$8,706
Services	2,240	2,364
Total net sales	10,650	11,070
Cost of sales
Products	(7,339)	(7,671)
Services	(1,950)	(2,134)
Severance charges	—	(30)
Other unallocated, net	10	(194)
Total cost of sales	(9,279)	(10,029)
Gross profit	1,371	1,041
Other income, net	61	78
Operating profit	1,432	1,119
Interest expense	(86)	(92)
Other non-operating income (expense), net	2	(2)
Earnings before income taxes	1,348	1,025
Income tax expense	(415)	(264)
Net earnings	$933	$761

Earnings per common share
Basic	$2.92	$2.37
Diluted	2.87	2.33

Cash dividends paid per common share	$1.33	$1.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Comprehensive Income

(unaudited; in millions)

	Quarters Ended
	March 30, 2014	March 31, 2013
Net earnings	$933	$761
Other comprehensive income (loss), net of tax
Recognition of previously deferred postretirement benefit plan amounts	167	254
Other, net	(3)	(43)
Other comprehensive income, net of tax	164	211
Comprehensive income	$1,097	$972

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Balance Sheets

(in millions, except par value)

	March 30, 2014	December 31, 2013
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$3,264	$2,617
Receivables, net	6,255	5,834
Inventories, net	2,949	2,977
Deferred income taxes	1,135	1,088
Other current assets	631	813
Total current assets	14,234	13,329

Property, plant, and equipment, net	4,612	4,706
Goodwill	10,370	10,348
Deferred income taxes	2,782	2,850
Other noncurrent assets	4,921	4,955
Total assets	$36,919	$36,188

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,942	$1,397
Customer advances and amounts in excess of costs incurred	6,197	6,349
Salaries, benefits, and payroll taxes	1,722	1,809
Other current liabilities	2,134	1,565
Total current liabilities	11,995	11,120

Accrued pension liabilities	9,438	9,361
Other postretirement benefit liabilities	902	902
Long-term debt, net	6,152	6,152
Other noncurrent liabilities	3,632	3,735
Total liabilities	32,119	31,270

Stockholders’ equity
Common stock, $1 par value per share	315	319
Additional paid-in capital	—	—
Retained earnings	13,922	14,200
Accumulated other comprehensive loss	(9,437)	(9,601)
Total stockholders’ equity	4,800	4,918
Total liabilities and stockholders’ equity	$36,919	$36,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Cash Flows

(unaudited; in millions)

	Quarters Ended
	March 30, 2014	March 31, 2013
Operating activities
Net earnings	$933	$761
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	237	232
Stock-based compensation	48	53
Severance charges	—	30
Changes in operating assets and liabilities:
Receivables, net	(423)	(384)
Inventories, net	29	43
Accounts payable	545	83
Customer advances and amounts in excess of costs incurred	(152)	(98)
Postretirement benefit plans	320	493
Income taxes	584	862
Other, net	(21)	10
Net cash provided by operating activities	2,100	2,085

Investing activities
Capital expenditures	(103)	(106)
Other, net	(23)	(42)
Net cash used for investing activities	(126)	(148)

Financing activities
Repurchases of common stock	(1,106)	(461)
Proceeds from stock option exercises	197	55
Dividends paid	(444)	(371)
Other, net	26	7
Net cash used for financing activities	(1,327)	(770)
Net change in cash and cash equivalents	647	1,167
Cash and cash equivalents at beginning of period	2,617	1,898
Cash and cash equivalents at end of period	$3,264	$3,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Consolidated Statements of Stockholders’ Equity

(unaudited; in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012	$321	$—	$13,211	$(13,493)	$39
Net earnings	—	—	761	—	761
Other comprehensive income, net of tax	—	—	—	211	211
Repurchases of common stock	(5)	(139)	(333)	—	(477)
Dividends declared	—	—	(371)	—	(371)
Stock-based awards and ESOP activity	2	139	—	—	141
Balance at March 31, 2013	$318	$—	$13,268	$(13,282)	$304

Balance at December 31, 2013	$319	$—	$14,200	$(9,601)	$4,918
Net earnings	—	—	933	—	933
Other comprehensive income, net of tax	—	—	—	164	164
Repurchases of common stock	(7)	(316)	(783)	—	(1,106)
Dividends declared	—	—	(428)	—	(428)
Stock-based awards and ESOP activity	3	316	—	—	319
Balance at March 30, 2014	$315	$—	$13,922	$(9,437)	$4,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 – BASIS OF PRESENTATION

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to Form 10-Q, and Article 10 of U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. We followed the accounting policies disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) filed with the SEC.

In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition, and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, income taxes including deferred tax assets, fair value measurements, and contingencies. The consolidated financial statements include the accounts of subsidiaries we control and variable interest entities if we are the primary beneficiary. We eliminate intercompany balances and transactions in consolidation. We have reclassified certain amounts in the prior period to conform to the current year presentation.

We close our books and records on the last Sunday of the calendar quarter to align our financial closing with our business processes, which was on March 30 for the first quarter of 2014 and March 31 for the first quarter of 2013. The consolidated financial statements and tables of financial information included herein are labeled based on that convention. This practice only affects interim periods, as our fiscal year ends on December 31.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. Unless otherwise noted, we present all per share amounts cited in these consolidated financial statements on a “per diluted share” basis. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Form 10-K.

NOTE 2 – EARNINGS PER COMMON SHARE

The weighted average number of shares outstanding used to compute earnings per common share were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013

Weighted average common shares outstanding for basic computations	319.1	321.7
Weighted average dilutive effect of equity awards	6.0	4.6

Weighted average common shares outstanding for diluted computations	325.1	326.3

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented. Our calculation of diluted earnings per common share also includes the dilutive effects for the assumed vesting of outstanding restricted stock units and exercise of outstanding stock options based on the treasury stock method.

The computation of diluted earnings per common share excluded 6.4 million stock options for the quarter ended March 31, 2013 because their inclusion would have been anti-dilutive, primarily due to their exercise prices exceeding the average market prices of our common stock. There were no anti-dilutive stock options for the quarter ended March 30, 2014.

NOTE 3 – BUSINESS SEGMENT INFORMATION

We operate in five business segments: Aeronautics, Information Systems & Global Solutions (IS&GS), Missiles and Fire Control, Mission Systems and Training (MST), and Space Systems. We organize our business segments based on the nature of the products and services offered.

Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Intercompany transactions are generally negotiated under terms and conditions that share many similar characteristics (e.g., contract structures, funding profiles, target cost values, contract progress reports) with our third-party contracts, primarily with the U.S. Government.

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Restructuring Charges”) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated, net” between operating profit from our business segments and our consolidated operating profit.

Our business segments’ results of operations include pension expense only as calculated under U.S. Government Cost Accounting Standards (CAS), which we refer to as CAS cost. We recover CAS cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with the financial accounting standards (FAS) requirements under GAAP, which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension expense recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS cost exceeds FAS pension expense, which occurred for the quarter ended March 30, 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS cost, which occurred for the quarter ended March 31, 2013, we have FAS/CAS pension expense.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales
Aeronautics	$3,386	$3,186
Information Systems & Global Solutions	1,910	2,106
Missiles and Fire Control	1,867	1,988
Mission Systems and Training	1,628	1,830
Space Systems	1,859	1,960
Total net sales	$10,650	$11,070

Operating profit
Aeronautics	$393	$379
Information Systems & Global Solutions	174	189
Missiles and Fire Control	358	344
Mission Systems and Training	250	201
Space Systems	254	230
Total business segment operating profit	1,429	1,343
Unallocated, net
FAS/CAS pension adjustment
FAS pension expense	(313)	(487)
Less: CAS cost	399	366
FAS/CAS pension income (expense) (a)	86	(121)
Severance charges (b)	—	(30)
Stock-based compensation	(48)	(53)
Other, net	(35)	(20)
Total unallocated, net	3	(224)
Total consolidated operating profit	$1,432	$1,119

Intersegment sales
Aeronautics	$27	$50
Information Systems & Global Solutions	176	190
Missiles and Fire Control	87	53
Mission Systems and Training	315	227
Space Systems	27	23
Total intersegment sales	$632	$543

(a)	The change in the FAS/CAS pension adjustment from expense to income between the periods was due to lower FAS pension expense in 2014 primarily as a result of the increase in the discount rate used in the measurement of our GAAP postretirement benefit plan obligations at the end of 2013, and incrementally higher CAS costs in 2014 as a result of phasing in the CAS Harmonization rules as discussed in our 2013 Form 10-K.
(b)	Severance charges during the quarter ended March 31, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment (Note 8, under the caption “Restructuring Charges”). Severance charges for initiatives that are not significant are included in business segment operating profit.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Total assets for each of our business segments were as follows (in millions):

	March 30, 2014	December 31, 2013
Assets
Aeronautics	$5,892	$5,821
Information Systems & Global Solutions	5,834	5,798
Missiles and Fire Control	4,065	4,159
Mission Systems and Training	6,450	6,512
Space Systems	3,776	3,522
Total business segment assets	26,017	25,812
Corporate assets (a)	10,902	10,376
Total assets	$36,919	$36,188

(a)	Corporate assets primarily include cash and cash equivalents, deferred income taxes, environmental receivables, and investments held in a separate trust to fund certain of our non-qualified deferred compensation plans.

Our Aeronautics business segment includes our largest program, the F-35 Lightning II Joint Strike Fighter, an international multi-role, multi-variant, stealth fighter aircraft. Net sales for the F-35 program represented approximately 16% and 15% of our total consolidated net sales for the quarters ended March 30, 2014 and March 31, 2013.

NOTE 4 – INVENTORIES, NET

Inventories, net consisted of the following (in millions):

	March 30, 2014	December 31, 2013
Work-in-process, primarily related to long-term contracts and programs in progress	$7,080	$7,073
Less: customer advances and progress payments	(4,866)	(4,834)
	2,214	2,239
Other inventories	735	738
Total inventories, net	$2,949	$2,977

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

NOTE 5 – POSTRETIREMENT BENEFIT PLANS

The components of our pretax net periodic benefit costs for our qualified defined benefit pension plans and retiree medical and life insurance plans were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Qualified defined benefit pension plans
Service cost	$243	$286
Interest cost	488	450
Expected return on plan assets	(660)	(622)
Recognized net actuarial losses	221	353
Amortization of prior service cost	21	20
Total net periodic benefit cost	$313	$487
Retiree medical and life insurance plans
Service cost	$5	$7
Interest cost	31	29
Expected return on plan assets	(36)	(36)
Recognized net actuarial losses	6	11
Amortization of prior service cost (credit)	1	(5)
Total net periodic benefit cost	$7	$6

The recognized net actuarial losses and the amortization of prior service cost (credit) in the table above, as well as similar costs related to our other postretirement benefit plans, reflect costs that were recorded as a component of net periodic benefit cost for the period. These costs totaled $167 million (net of $91 million of tax expense) for the quarter ended March 30, 2014 and $254 million (net of $139 million of tax expense) for the quarter ended March 31, 2013, which are recorded on our Statements of Comprehensive Income as an increase to comprehensive income.

We determine funding requirements for our defined benefit pension plans in a manner consistent with CAS and the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006. There were no contributions to either our qualified defined benefit pension plans or our retiree medical and life insurance plans during the quarters ended March 30, 2014 and March 31, 2013. We currently plan to make total contributions of $1.0 billion related to our qualified defined benefit pension plans in 2014, of which contributions of $515 million were made early in the second quarter of 2014. We do not expect to make any contributions to our retiree medical and life insurance plans in 2014.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

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

Legal Proceedings

On April 24, 2009, we filed a declaratory judgment action against the New York Metropolitan Transportation Authority and its Capital Construction Company (collectively, the MTA) asking the U.S. District Court for the Southern District of New York to find that the MTA is in material breach of our agreement based on the MTA’s failure to provide access to sites where work must be performed and customer-furnished equipment necessary to complete the contract. The MTA filed an answer and counterclaim alleging that we breached the contract, and subsequently terminated the contract for alleged default. The primary damages sought by the MTA are the cost to complete the contract and potential re-procurement costs. While we are unable to estimate the cost of another contractor to complete the contract and the costs of re-procurement, we note that our contract with the MTA had a total value of $323 million, of which $241 million was paid to us. We dispute the MTA’s allegations and are defending against them. Additionally, following an investigation, our sureties on a performance bond related to this matter, who were represented by independent counsel, concluded that the MTA’s termination of the contract was improper. Finally, our declaratory judgment action was later amended to include claims for monetary damages against the MTA. A bench trial of this matter is scheduled to begin on July 7, 2014.

On August 28, 2003, the U.S. Department of Justice (DOJ) filed complaints in partial intervention in two lawsuits filed under the civil qui tam provisions of the False Claims Act in the U.S. District Court for the Western District of Kentucky, United States ex rel. Natural Resources Defense Council, et al., v. Lockheed Martin Corporation, et al., and United States ex rel. John D. Tillson v. Lockheed Martin Energy Systems, Inc., et al. The DOJ alleges that we committed violations of the Resource Conservation and Recovery Act at the Paducah Gaseous Diffusion Plant by not properly handling, storing, and transporting hazardous waste and that we violated the False Claims Act by misleading Department of Energy officials and state regulators about the nature and extent of environmental noncompliance at the plant. The complaint does not allege a specific calculation of damages. On April 16, 2013, the parties attended a settlement conference ordered by the magistrate judge. The conference focused on the parties’ sharply differing views of the merits of the case and did not significantly contribute to our understanding of the damages sought. Accordingly, we cannot estimate the reasonably possible loss, or range of loss, which could be incurred if the plaintiffs were to prevail in the allegations, but believe that we have substantial defenses. We dispute the allegations and are defending against them.

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

At March 30, 2014 and December 31, 2013, the aggregate amount of liabilities recorded relative to environmental matters was $1.0 billion and $997 million, most of which are recorded in other noncurrent liabilities on our Balance Sheets. We have recorded receivables totaling $874 million and $863 million at March 30, 2014 and December 31, 2013, most of which are recorded in other noncurrent assets on our Balance Sheets, for the estimated future recovery of these costs, as we consider the recovery probable based on the factors previously mentioned. We project costs and recovery of costs over approximately 20 years.

Environmental cleanup activities usually span several years, which makes estimating liabilities a matter of judgment because of uncertainties with respect to assessing the extent of the contamination as well as such factors as changing remediation technologies and continually evolving regulatory environmental standards. There are a number of former operating facilities that we are monitoring or investigating for potential future remediation. We perform quarterly reviews of the status of our environmental remediation sites and the related liabilities and receivables. Additionally, in our quarterly reviews we consider these and other factors in estimating the timing and amount of any future costs that may be required for remediation activities and record a liability when it is probable that a loss has occurred and the loss can be reasonably estimated. The amount of liability recorded is based on our estimate of the costs to be incurred for remediation at a particular site. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined. We reasonably cannot determine the extent of our financial exposure in all cases as, although a loss may be probable or reasonably possible, in some cases it is not possible at this time to estimate the loss or reasonably possible loss or range of loss.

We also are pursuing claims for recovery of costs incurred or contribution to site cleanup costs against other PRPs, including the U.S. Government, and are conducting remediation activities under various consent decrees and orders relating to soil, groundwater, sediment, or surface water contamination at certain sites of former or current operations. Under an agreement related to our Burbank and Glendale, California, sites, the U.S. Government reimburses us an amount equal to approximately 50% of expenditures for certain remediation activities in its capacity as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).

California and the U.S. Environmental Protection Agency (U.S. EPA) are each evaluating the need to regulate hexavalent chromium in drinking water, distinct from the current California standard which regulates total chromium, of which hexavalent chromium is a component. On April 15, 2014, the California Department of Public Health submitted its final regulation which, if it becomes enforceable, will separately regulate hexavalent chromium and sets the maximum level at 10 parts per billion (ppb). If the new standard remains at 10 ppb, it will not have a material impact on our existing remediation costs in California. However, we cannot predict the outcome of California’s regulatory proceedings and expect that environmental groups and the regulated community may each institute litigation opposing the new standard.

In addition, California is also reevaluating its existing drinking water standard with respect to a second contaminant, perchlorate, and the U.S. EPA is also considering whether to regulate that contaminant in drinking water. If substantially lower standards are adopted, in either California or at the federal level, for perchlorate or, if the U.S. EPA were to adopt a standard for hexavalent chromium lower than 10 ppb, we expect a material increase in our estimates for environmental liabilities and the related assets for the portion of the increased costs that are probable of future recovery in the pricing of our products and services for the U.S. Government. The amount that would be allocable to our non-U.S. Government contracts or that is determined to be unallowable for pricing under U.S. Government contracts would be expensed, which may have a material effect on our earnings in any particular interim reporting period.

Letters of Credit, Surety Bonds, and Third-Party Guarantees

We have entered into standby letters of credit, surety bonds, and third-party guarantees with financial institutions and other third parties primarily relating to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit and surety bonds generally are available for draw down in the event we do not perform. In some cases, we may guarantee the contractual performance of third parties such as venture partners. We had total outstanding letters of credit, surety bonds, and third-party guarantees aggregating $2.5 billion and $2.4 billion at March 30, 2014 and December 31, 2013.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

At March 30, 2014 and December 31, 2013, third-party guarantees totaled $804 million and $696 million, of which approximately 90% related to guarantees of contractual performance of ventures to which we currently are or previously were a party. This amount represents our estimate of the maximum amount we would expect to incur upon the contractual non-performance of the venture partners. In addition, we generally have cross-indemnities in place that may enable us to recover amounts that may be paid on behalf of a venture partner. We believe our current and former venture partners will be able to perform their obligations, as they have done through March 30, 2014, and that it will not be necessary to make payments under the guarantees. In determining our exposures, we evaluate the reputation, technical capabilities, and credit quality of our current and former venture partners.

United Launch Alliance

In connection with our 50% ownership interest of ULA, we and The Boeing Company (Boeing) have each received distributions from ULA, including distributions of $527 million that we and Boeing have each received (since ULA’s formation in December 2006) which are subject to agreements between us, Boeing, and ULA, whereby, if ULA does not have sufficient cash resources or credit capacity to make required payments under the inventory supply agreement it has with Boeing, both we and Boeing would provide to ULA, in the form of an additional capital contribution, the level of funding required for ULA to make those payments. Any such capital contributions would not exceed the amount of the distributions subject to the agreements. Based on current expectations of ULA’s cash flow needs, we currently believe that ULA should have sufficient operating cash flows and credit capacity, including access to its $560 million revolving credit agreement from third-party financial institutions, to meet its obligations such that we would not be required to make a contribution under these agreements.

In addition, both we and Boeing have cross-indemnified each other for guarantees by us and Boeing of the performance and financial obligations of ULA under certain launch service contracts. We believe ULA will be able to fully perform its obligations, as it has done through March 30, 2014, and that it will not be necessary to make payments under the cross-indemnities or guarantees.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and liabilities measured and recorded at fair value on a recurring basis consisted of the following (in millions):

	March 30, 2014			December 31, 2013
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Equity securities	$103	$103	$—	$77	$77	$—
Mutual funds	562	562	—	613	613	—
U.S. Government securities	229	—	229	238	—	238
Other securities	128	—	128	131	—	131
Derivatives	21	—	21	28	—	28
Liabilities
Derivatives	14	—	14	23	—	23

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

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the quarter ended March 30, 2014.

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

The aggregate notional amount of our outstanding foreign currency hedges at March 30, 2014 and December 31, 2013 was $1.1 billion and $1.0 billion. The aggregate notional amount of our outstanding interest rate swaps at March 30, 2014 and December 31, 2013 was $1.3 billion and $1.2 billion. Derivative instruments did not have a material impact on net earnings and comprehensive income during the quarters ended March 30, 2014 and March 31, 2013. Substantially all of our derivatives are designated for hedge accounting.

In addition to the financial instruments listed in the table above, we hold other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximated their fair values. The estimated fair value of our outstanding debt was $7.6 billion and $7.4 billion at March 30, 2014 and December 31, 2013, and the outstanding principal amount was $7.0 billion at both March 30, 2014 and December 31, 2013, excluding unamortized discounts of $880 million and $882 million. The estimated fair values of our outstanding debt were determined based on quoted prices for similar instruments in active markets (Level 2 inputs).

NOTE 8 – OTHER

Changes in Estimates

Accounting for contracts using the percentage-of-completion method requires judgment relative to assessing risks, estimating contract sales and costs (including estimating award and incentive fees and penalties related to performance), and making assumptions for schedule and technical issues. Due to the number of years it may take to complete many of our contracts and the scope and nature of the work required to be performed on those contracts, the estimation of total sales and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated total costs to complete. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

In addition, comparability of our segment sales, operating profit, and operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Segment operating profit and margins may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters; restructuring charges, except for significant severance actions as mentioned below; cost recoveries on all restructuring charges; reserves for disputes; asset impairments; and insurance recoveries; among others. Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $525 million and $470 million for the quarters ended March 30, 2014 and March 31, 2013. These adjustments increased net earnings by approximately $340 million ($1.05 per share) and $305 million ($.93 per share) for the quarters ended March 30, 2014 and March 31, 2013.

Stockholders’ Equity

Repurchases of Common Stock

During the quarter ended March 30, 2014, we repurchased 7.0 million shares of our common stock for $1.1 billion. We had total remaining authorization of $2.5 billion for future common share repurchases under our program as of March 30, 2014. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

Restricted Stock Unit and Performance Stock Unit Grants

In January 2014, we granted certain employees approximately 0.7 million restricted stock units (RSUs) with a grant-date fair value of $146.85 per RSU. The grant-date fair value of these RSUs is equal to the closing market price of our common stock on the grant date less a discount to reflect the delay in payment of dividend-equivalent cash payments that are made only upon vesting, which is generally three years from the grant date. We recognize the grant-date fair value of RSUs, less estimated forfeitures, as compensation expense ratably over the requisite service period, which is shorter than the vesting period if the employee is retirement eligible on the date of grant or will become retirement eligible before the end of the vesting period.

In January 2014, we also granted certain employees performance stock units (PSUs) with an aggregate target award of approximately 0.2 million shares of our common stock. The PSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which we achieve certain financial and market performance targets measured over the period from January 1, 2014 through December 31, 2016. About half of the PSUs were valued at $146.85 per PSU in a manner similar to RSUs discussed above as the financial targets are based on our operating results. We recognize the grant-date fair value of these PSUs, less estimated forfeitures, as compensation expense ratably over the vesting period based on the number of awards expected to vest at each reporting date. The remaining PSUs were valued at $134.15 per PSU using a Monte Carlo model as the performance target is related to our total shareholder return relative to our peer group. We recognize the grant-date fair value of these awards, less estimated forfeitures, as compensation expense ratably over the vesting period.

Dividends

We declared cash dividends totaling $428 million ($1.33 per share) and $371 million ($1.15 per share) for the quarters ended March 30, 2014 and March 31, 2013.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

Accumulated Other Comprehensive Loss

Changes in the balance of accumulated other comprehensive loss (AOCL), net of tax, consisted of the following (in millions):

	Postretirement Benefit Plans	Other, net	AOCL
Balance at December 31, 2012	$(13,532)	$39	$(13,493)
Other comprehensive loss before reclassifications	—	(40)	(40)
Amounts reclassified from AOCL
Net actuarial losses (a)	244	—	244
Prior service cost (a)	10	—	10
Other	—	(3)	(3)
Total reclassified from AOCL	254	(3)	251
Total other comprehensive income (loss)	254	(43)	211
Balance at March 31, 2013	$(13,278)	$(4)	$(13,282)

Balance at December 31, 2013	$(9,649)	$48	$(9,601)
Other comprehensive loss before reclassifications	—	(4)	(4)
Amounts reclassified from AOCL
Net actuarial losses (a)	153	—	153
Prior service cost (a)	14	—	14
Other	—	1	1
Total reclassified from AOCL	167	1	168
Total other comprehensive income (loss)	167	(3)	164
Balance at March 30, 2014	$(9,482)	$45	$(9,437)

(a)	Amounts related to our postretirement benefit plans that were reclassified from AOCL were recorded as a component of net periodic benefit cost for each period presented (Note 5).

Income Taxes

Our effective income tax rates were 30.8% and 25.8% for the quarters ended March 30, 2014 and March 31, 2013. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. Additionally, our effective tax rate for the quarter ended March 31, 2013 benefited from $46 million ($.14 per share) in U.S. research and development (R&D) tax credits, which included the full-year 2012 credits and one quarter of the 2013 credits. The American Taxpayer Relief Act, enacted in January 2013, reinstated the R&D tax credit for 2012 and 2013. The R&D tax credit expired on December 31, 2013 and, therefore, we will not recognize its benefits in 2014 unless and until legislation is enacted.

We received net tax refunds of approximately $200 million and $540 million during the quarters ended March 30, 2014 and March 31, 2013, primarily attributable to our tax-deductible pension contributions made during the quarters ended December 31, 2013 and 2012.

Restructuring Charges

Fourth Quarter 2013 Action

In November 2013, we committed to a plan to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST, and Space Systems business segments. This plan resulted from a strategic review of our facilities capacity and future workload projections and is intended to better align our organization and cost structure and improve the affordability of our products and services given the changes in U.S. Government spending as well as the rapidly changing competitive and economic landscape.

Lockheed Martin Corporation

Notes to Consolidated Financial Statements (unaudited) (continued)

We expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million, and $135 million at our IS&GS, MST, and Space Systems business segments through the completion of this plan in 2015. As of March 30, 2014, we have incurred costs of approximately $30 million, inclusive of amounts incurred during the quarter ended March 30, 2014. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statement of Earnings and included in the respective business segment’s results of operations.

During the quarter ended December 31, 2013, we incurred severance charges of $171 million, net of state tax benefits, of which $53 million, $37 million, and $81 million related to our IS&GS, MST, and Space Systems business segments. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of March 30, 2014, we have paid approximately $50 million in severance payments associated with this action, including approximately $35 million paid during the quarter ended March 30, 2014. The remaining severance payments are expected to be paid through the middle of 2015.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers, with the impact included in the respective business segment’s results of operations.

First Quarter 2013 Action

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

Review Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

Board of Directors

Lockheed Martin Corporation

We have reviewed the consolidated balance sheet of Lockheed Martin Corporation as of March 30, 2014, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the quarters ended March 30, 2014 and March 31, 2013. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lockheed Martin Corporation as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 14, 2014. In our opinion, the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

McLean, Virginia

April 23, 2014

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

The following discussion is a supplement to and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and with our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

INDUSTRY CONSIDERATIONS

U.S. Government Funding Constraints

The U.S. Government, our principal customer, continues to face significant fiscal and economic challenges. To address those challenges, the U.S. Government has implemented various initiatives, including measures to reduce its spending levels pursuant to the Budget Control Act of 2011 (Budget Control Act). The Budget Control Act established limits on discretionary spending, which provided for reductions to planned defense spending by $487 billion over a 10 year period that began with government fiscal year (GFY) 2012 (a U.S. Government fiscal year starts on October 1 and ends on September 30). The Budget Control Act also provided for additional automatic spending reductions, known as sequestration, which went into effect on March 1, 2013, that would reduce planned defense spending by an additional $500 billion over a nine-year period that began in GFY 2013.

In December 2013, the U.S. Government enacted the Bipartisan Budget Act of 2013 (Bipartisan Budget Act), which amended the Budget Control Act to provide for revised defense spending limits of approximately $520 billion for GFY 2014 and approximately $521 billion for GFY 2015, among other fiscal changes. These spending limits allow for additional funding of approximately $22 billion and $9 billion for defense spending for GFY 2014 and GFY 2015, respectively, as compared to spending limits imposed by the Budget Control Act. This agreement allows for more certainty in the budget planning process and provides the DoD the flexibility to better address its priorities. However, the Bipartisan Budget Act retained the lower spending limits for GFYs 2016 through 2021, including the across-the-board spending reduction methodology, as provided for in the Budget Control Act. As a result, there remains uncertainty regarding how sequester cuts beyond GFY 2015 will be applied as the DoD and other agencies may have significantly less flexibility in how to allocate cuts in future years. While the defense budget sustained the largest single reductions, other civil agencies and programs have also been impacted by significant spending reductions. In light of the Budget Control Act and deficit reduction pressures, it is likely that discretionary spending by the U.S. Government will remain constrained for a number of years.

In March 2014, the President’s budget request for GFY 2015 was submitted to Congress, which supports the current national security strategy and is within the revised defense spending limit of $521 billion for GFY 2015 imposed by the Bipartisan Budget Act. We anticipate there will continue to be a significant amount of debate within the U.S. Government over defense spending for GFY 2015 and beyond throughout the budget process. The outcome of these debates could have long-term consequences for our industry and company as described below. However, we continue to believe that our portfolio of products and services will continue to be well supported in a strategically focused allocation of budget resources.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Matters

While recent budget actions provide a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges, sequestration remains a long-term concern. If not further modified, sequestration could have significant negative impacts on our industry and company in future periods. There may be disruption of ongoing programs, impacts to our supply chain, contractual actions (including partial or complete terminations), potential facilities closures, and thousands of personnel reductions across the industry that will severely impact advanced manufacturing operations and engineering expertise, and accelerate the loss of skills and knowledge. Sequestration, or other budgetary cuts in lieu of sequestration, could have a material negative effect on our company.

Despite the continued uncertainty surrounding U.S. Government budgets, the investments and acquisitions we have made in recent years have sought to align our businesses with what we believe are the most critical national priorities and mission areas. Additionally, we are seeking to lessen our dependence on contracts with the U.S. Government by focusing on expanding into adjacent markets close to our core capabilities and growing international sales but may not be successful in this strategy. The possibility remains, however, that our programs could be materially reduced, extended, or terminated as a result of the U.S. Government’s continuing assessment of priorities, changes in government priorities, or budget reductions, including sequestration (particularly in those circumstances where sequestration is implemented across-the-board without regard to national priorities). Additionally, decreases in production volume associated with budget cuts, including sequestration, will increase unit costs making our products less affordable for both our domestic and international customers. In particular, sequestration may also result in significant rescheduling or termination activity with our supplier base. Such activity could result in claims from our suppliers, which may include the amount established in any settlement agreements, the costs of evaluating the supplier settlement proposals, and the costs of negotiating settlement agreements. Budget cuts, including sequestration, could result in restructuring charges, impairment of assets, including goodwill, or other charges. We expect costs associated with claims from our suppliers and restructuring charges will be recovered from our customers.

Generally, we expect that the impact of budget reductions on our operating results will lag in certain of our businesses with longer cycles such as our Aeronautics and Space Systems business segments, and our products businesses within our Missiles and Fire Control (MFC) and Mission Systems and Training (MST) business segments, due to our production contract backlog. However, our businesses with smaller, short-term contracts are the most susceptible to the impacts of budget reductions, such as our Information Systems and Global Solutions (IS&GS) business segment and certain services businesses within our MFC and MST business segments.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

CONSOLIDATED RESULTS OF OPERATIONS

Since our operating cycle is long-term and involves many types of contracts for the design, development, and manufacture of products and related activities with varying delivery schedules, the results of operations of a particular period, or period-to-period comparisons of recorded sales and profits, may not be indicative of future operating results. The following discussions of comparative results among periods should be reviewed in this context. All per share amounts cited in these discussions are presented on a “per diluted share” basis, unless otherwise noted. Our consolidated results of operations were as follows (in millions, except per share data):

	Quarters Ended
	March 30, 2014	March 31, 2013
Operating results
Net sales	$10,650	$11,070
Cost of sales	(9,279)	(10,029)
Gross profit	1,371	1,041
Other income, net	61	78
Operating profit	1,432	1,119
Interest expense	(86)	(92)
Other non-operating income (expense), net	2	(2)
Earnings before income taxes	1,348	1,025
Income tax expense	(415)	(264)
Net earnings	933	761
Diluted earnings per common share	$2.87	$2.33

Certain amounts reported in other income, net, primarily our share of earnings or losses from equity method investees, are included in the operating profit of our business segments. Accordingly, such amounts are included in the description of our business segment results of operations.

Net Sales

We generate sales from the delivery of products and services. Products sales are predominantly generated in our Aeronautics, MFC, MST, and Space Systems business segments, and most of our services sales are generated in our IS&GS and MFC business segments. Our consolidated net sales were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales
Products	$8,410	$8,706
Services	2,240	2,364
Total net sales	$10,650	$11,070

Substantially all of our contracts are accounted for using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we record net sales on contracts based upon our progress towards completion on a particular contract, as well as our estimate of the profit to be earned at completion. The following discussion of material changes in our consolidated net sales should be read in tandem with the following discussion of changes in our consolidated cost of sales and our business segment results of operations because changes in our sales are typically accompanied by a corresponding change in our cost of sales due to the nature of percentage-of-completion accounting.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Products Sales

Our products sales represent about 80% of our net sales for both the quarters ended March 30, 2014 and March 31, 2013. Products sales decreased $296 million, or 3%, during the quarter ended March 30, 2014, compared to the quarter ended March 31, 2013. The decrease is primarily due to lower products sales of approximately $210 million at MST, about $195 million at IS&GS, and about $100 million at Space Systems; partially offset by increased products sales of approximately $200 million at Aeronautics. The decline at MST was attributable to various integrated warfare systems and sensors programs due to lower volume (primarily Aegis and Medium Extended Air Defense System (MEADS)), and decreased volume for undersea systems programs. The decrease at IS&GS was primarily driven by the wind-down or completion of certain programs (primarily command and control programs) and lower volume for various other programs. The decrease at Space Systems was due to lower volume for government satellite programs (primarily the Global Positioning System III (GPS-III) program) and the Orion program. Higher products sales at Aeronautics were attributable to increased aircraft deliveries (C-5 and F-16 programs) and volume (F-35 production contracts).

Services Sales

Our services sales represent about 20% of our net sales for both the quarters ended March 30, 2014 and March 31, 2013. Services sales decreased $124 million, or 5%, during the quarter ended March 30, 2014, compared to the quarter ended March 31, 2013. The decrease was primarily due to lower services sales of about $125 million at MFC primarily attributable to lower volume for various technical services programs.

Cost of Sales

Cost of sales, for both products and services, consist of materials, labor, and subcontracting costs, as well as an allocation of indirect costs (overhead and general and administrative). For each of our contracts, we monitor the nature and amount of costs at the contract level, which form the basis for estimating our total costs to complete the contract. Our consolidated cost of sales were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Cost of sales
Cost of products sales	$(7,339)	$(7,671)
% of products sales	87.3%	88.1%
Cost of services sales	(1,950)	(2,134)
% of services sales	87.1%	90.3%
Severance charges	—	(30)
Other unallocated, net	10	(194)
Total cost of sales	$(9,279)	$(10,029)

Due to the nature of percentage-of-completion accounting, changes in our cost of sales, for both products and services, are typically accompanied by changes in our net sales. The following discussion of material changes in our consolidated cost of products and services sales should be read in tandem with the preceding discussion of changes in our consolidated net sales and our business segment results of operations. We have not identified any developing trends in cost of products and services sales that would have a material impact on our future operations.

Cost of Products Sales

Cost of products sales decreased $332 million, or 4%, during the quarter ended March 30, 2014, compared to the quarter ended March 31, 2013. The decrease is primarily due to lower cost of products sales of about $230 million at MST, approximately $150 million at IS&GS, and about $115 million at Space Systems; partially offset by higher cost of products sales of about $180 million at Aeronautics. The decreases at MST, IS&GS, and Space Systems were

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

attributable to lower volume and fewer deliveries for various programs as mentioned above. Higher cost of products sales at Aeronautics was attributable to increased aircraft deliveries (C-5 and F-16 programs) and volume (F-35 production contracts). The 0.8% decrease in the percentage of cost of products sales relative to products sales for the quarter ended March 30, 2014 compared to the quarter ended March 31, 2013 was primarily due to increased risk retirements for the C-130 program at Aeronautics, the Hellfire program at MFC, and radar surveillance systems and combat systems programs at MST.

Cost of Services Sales

Cost of services sales decreased $184 million, or 9%, during the quarter ended March 30, 2014 as compared to the quarter ended March 31, 2013. The decrease is primarily due to lower cost of services sales of about $115 million at MFC, approximately $35 million at IS&GS, and about $25 million at MST. The decrease at MFC was primarily attributable to lower volume for various technical services programs. The decrease at IS&GS was primarily attributable to increased risk retirements for various services programs. The decrease at MST was primarily attributable to reserves recorded in the quarter ended March 31, 2013 that were not repeated in the quarter ended March 30, 2014. The 3.2% decrease in the percentage of cost of services sales relative to services sales for the quarter ended March 30, 2014 compared to the quarter ended March 31, 2013 was primarily due to the items decreasing cost of services sales at both IS&GS and MST as mentioned above.

Restructuring Charges

Fourth Quarter 2013 Action

In November 2013, we committed to a plan to close and consolidate certain facilities and reduce our total workforce by approximately 4,000 positions within our IS&GS, MST, and Space Systems business segments. This plan resulted from a strategic review of our facilities capacity and future workload projections and is intended to better align our organization and cost structure and improve the affordability of our products and services given the changes in U.S. Government spending as well as the rapidly changing competitive and economic landscape.

We expect to incur total accelerated costs (e.g., accelerated depreciation expense related to long-lived assets at the sites to be closed) and incremental costs (e.g., relocation of equipment and other employee related costs) of approximately $15 million, $50 million, and $135 million at our IS&GS, MST, and Space Systems business segments through the completion of this plan in 2015. As of March 30, 2014, we have incurred costs of approximately $30 million, inclusive of amounts incurred during the quarter ended March 30, 2014. The accelerated and incremental costs are recorded as incurred in cost of sales on our Statement of Earnings and included in the respective business segment’s results of operations.

During the quarter ended December 31, 2013, we incurred severance charges of $171 million, net of state tax benefits, of which $53 million, $37 million, and $81 million related to our IS&GS, MST, and Space Systems business segments. Upon separation, terminated employees receive lump-sum severance payments primarily based on years of service. As of March 30, 2014, we have paid approximately $50 million in severance payments associated with this action, including approximately $35 million paid during the quarter ended March 30, 2014. The remaining severance payments are expected to be paid through the middle of 2015.

We expect to recover a substantial amount of the restructuring charges through the pricing of our products and services to the U.S. Government and other customers, with the impact included in the respective business segment’s results of operations.

First Quarter 2013 Action

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

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Other Unallocated, Net

Other unallocated, net principally includes the FAS/CAS pension adjustment as described in the Business Segment Results of Operations section below, stock-based compensation, and other corporate costs. These items are not allocated to the business segments and, therefore, are excluded from the costs of products and services sales. Other unallocated, net was $10 million of income for the quarter ended March 30, 2014, compared to $194 million of expense for the quarter ended March 31, 2013. The decrease was primarily attributable to the change in the FAS/CAS pension adjustment to income of $86 million for the quarter ended March 30, 2014 compared to expense of $121 million for the quarter ended March 31, 2013. This change was due to lower FAS pension expense in 2014 primarily as a result of the increase in the discount rate used in the measurement of our GAAP postretirement benefit plan obligations at the end of 2013, and incrementally higher U.S. Government Cost Accounting Standards (CAS) costs in 2014 as a result of phasing in the CAS Harmonization rules as discussed in our 2013 Form 10-K.

Other Income, Net

Other income, net for the quarter ended March 30, 2014 was $61 million compared to $78 million for the quarter ended March 31, 2013. The decrease was attributable to changes in various items, none of which were individually significant.

Interest Expense

Interest expense for the quarter ended March 30, 2014 was $86 million, about the same as for the quarter ended March 31, 2013.

Other Non-Operating Income (Expense), Net

Other non-operating income (expense), net for the quarter ended March 30, 2014 was comparable to the quarter ended March 31, 2013.

Income Tax Expense

Our effective income tax rates were 30.8% and 25.8% for the quarters ended March 30, 2014 and March 31, 2013. The rates for both periods benefited from tax deductions for U.S. manufacturing activities and for dividends paid to our defined contribution plans with an employee stock ownership plan feature. Additionally, our effective tax rate for the quarter ended March 31, 2013 benefited from $46 million ($.14 per share) in U.S. research and development (R&D) tax credits, which included the full-year 2012 credits and one quarter of the 2013 credits. The American Taxpayer Relief Act, enacted in January 2013, reinstated the R&D tax credit for 2012 and 2013. The R&D tax credit expired on December 31, 2013 and, therefore, we will not recognize its benefits in 2014 unless and until legislation is enacted.

Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances. Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding material, one-time, non-cash increase in income tax expense, but our income tax expense and payments would be materially reduced in subsequent years. Our net deferred tax assets as of March 30, 2014 and December 31, 2013 were $3.9 billion at each date, based on a 35% Federal statutory income tax rate, and primarily relate to our postretirement benefit plans. If legislation reducing the Federal statutory income tax rate to 25% had been enacted at March 30, 2014, our net deferred tax assets would have been reduced by $1.1 billion, and we would have recorded a corresponding one-time, non-cash increase in income tax expense of $1.1 billion. This additional expense would be less if the legislation phased in the tax rate reduction or if the final rate was higher than 25%. The amount of net deferred tax assets will change periodically based on several factors, including the measurement of our postretirement benefit plan obligations and actual cash contributions to our postretirement benefit plans.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Net Earnings

Net earnings for the quarter ended March 30, 2014 were $933 million ($2.87 per share) compared to $761 million ($2.33 per share) for the quarter ended March 31, 2013. Both net earnings and earnings per share were affected by the factors discussed above.

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

Operating profit of our business segments includes our share of earnings or losses from equity method investees because the operating activities of the equity method investees are closely aligned with the operations of our business segments. United Launch Alliance (ULA), which is part of our Space Systems business segment, is our primary equity method investee. Operating profit of our business segments excludes the FAS/CAS pension adjustment described below; expense for stock-based compensation; the effects of items not considered part of management’s evaluation of segment operating performance, such as charges related to significant severance actions (Note 8, under the caption “Restructuring Charges”) and goodwill impairments; gains or losses from divestitures; the effects of certain legal settlements; corporate costs not allocated to our business segments; and other miscellaneous corporate activities. These items are included in the reconciling item “Unallocated, net” between operating profit from our business segments and our consolidated operating profit.

Our business segments’ results of operations include pension expense only as calculated under CAS, which we refer to as CAS cost. We recover CAS cost through the pricing of our products and services on U.S. Government contracts and, therefore, the CAS cost is recognized in each of our business segments’ net sales and cost of sales. Since our consolidated financial statements must present pension expense calculated in accordance with the financial accounting standards (FAS) requirements under U.S. generally accepted accounting principles (GAAP), which we refer to as FAS pension expense, the FAS/CAS pension adjustment increases or decreases the CAS pension expense recorded in our business segments’ results of operations to equal the FAS pension expense. As a result, to the extent that CAS cost exceeds FAS pension expense, which occurred for the quarter ended March 30, 2014, we have FAS/CAS pension income and, conversely, to the extent FAS pension expense exceeds CAS cost, which occurred for the quarter ended March 31, 2013, we have FAS/CAS pension expense.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Summary operating results for each of our business segments were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales
Aeronautics	$3,386	$3,186
Information Systems & Global Solutions	1,910	2,106
Missiles and Fire Control	1,867	1,988
Mission Systems and Training	1,628	1,830
Space Systems	1,859	1,960
Total net sales	$10,650	$11,070

Operating profit
Aeronautics	$393	$379
Information Systems & Global Solutions	174	189
Missiles and Fire Control	358	344
Mission Systems and Training	250	201
Space Systems	254	230
Total business segment operating profit	1,429	1,343
Unallocated, net
FAS/CAS pension adjustment
FAS pension expense	(313)	(487)
Less: CAS cost	399	366
FAS/CAS pension income (expense) (a)	86	(121)
Severance charges (b)	—	(30)
Stock-based compensation	(48)	(53)
Other, net	(35)	(20)
Total unallocated, net	3	(224)
Total consolidated operating profit	$1,432	$1,119

(a)	The change in the FAS/CAS pension adjustment from expense to income between the periods was due to lower FAS pension expense in 2014 primarily as a result of the increase in the discount rate used in the measurement of our GAAP postretirement benefit plan obligations at the end of 2013, and incrementally higher CAS costs in 2014 as a result of phasing in the CAS Harmonization rules as discussed in our 2013 Form 10-K.
(b)	Severance charges during the quarter ended March 31, 2013 consisted of amounts, net of state tax benefits, associated with the elimination of certain positions at our IS&GS business segment (Note 8, under the caption “Restructuring Charges”). Severance charges for initiatives that are not significant are included in business segment operating profit.

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

We regularly provide customers with reports of our costs as the contract progresses. The cost information in the reports is accumulated in a manner specified by the requirements of each contract. For example, cost data provided to a customer for a product would typically align to the subcomponents of that product (such as a wing-box on an aircraft), and for services would align to the type of work being performed (such as help-desk support). Our contracts generally are cost-based, which allows for the recovery of costs in the pricing of our products and services. Most of our contracts are bid and negotiated with our customers under circumstances in which we are required to disclose our estimated total costs to provide the product or service. This approach for negotiating contracts with our U.S. Government customers generally allows for the recovery of our costs. We also may enter into long-term supply contracts for certain materials or components to coincide with the production schedule of certain products and to ensure their availability at known unit prices.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Many of our contracts span several years and include highly complex technical requirements. At the outset of a contract, we identify and monitor risks to the achievement of the technical, schedule, and cost aspects of the contract, and assess the effects of those risks on our estimates of total costs to complete the contract. The estimates consider the technical requirements (e.g., a newly-developed product versus a mature product), the schedule and associated tasks (e.g., the number and type of milestone events), and costs (e.g., material, labor, subcontractor, and overhead). The initial profit booking rate of each contract considers risks surrounding the ability to achieve the technical requirements, schedule, and costs in the initial estimated total costs to complete. Profit booking rates may increase during the performance of the contract if we successfully retire risks surrounding the technical, schedule, and cost aspects of the contract. Conversely, our profit booking rates may decrease if the estimated total costs to complete the contract increase. All of the estimates are subject to change during the performance of the contract and may affect the profit booking rate.

Changes in net sales and operating profit generally are expressed in terms of volume. Changes in volume refer to increases or decreases in sales resulting from varying production activity levels, deliveries, or service levels on individual contracts. Changes in volume also include the effect of fluctuations in contract profit booking rates that have occurred in reporting periods other than those presented in the comparative segment results. Volume changes typically include a corresponding change in segment operating profit based on the current profit booking rate for a particular contract.

In addition, comparability of our segment sales, operating profit, and operating margins may be impacted by changes in profit booking rates on our contracts accounted for using the percentage-of-completion method of accounting. Increases in the profit booking rates, typically referred to as risk retirements, usually relate to revisions in the estimated total costs that reflect improved conditions on a particular contract. Conversely, conditions on a particular contract may deteriorate resulting in an increase in the estimated total costs to complete and a reduction of the profit booking rate. Increases or decreases in profit booking rates are recognized in the current period and reflect the inception-to-date effect of such changes. Segment operating profit and margins may also be impacted, favorably or unfavorably, by other matters such as the resolution of contractual matters; restructuring charges, except for significant severance actions (Note 8, under the caption “Restructuring Charges”); cost recoveries on all restructuring charges; reserves for disputes; asset impairments; and insurance recoveries, among others. Segment operating profit and items such as risk retirements, reductions of profit booking rates, or other matters are presented net of state income taxes.

Our consolidated net adjustments not related to volume, including net profit booking rate adjustments and other matters, increased segment operating profit, net of state income taxes, by approximately $525 million and $470 million for the quarters ended March 30, 2014 and March 31, 2013.

Aeronautics

Summary operating results for our Aeronautics business segment were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales	$3,386	$3,186
Operating profit	393	379
Operating margins	11.6%	11.9%

Aeronautics’ net sales for the quarter ended March 30, 2014 increased $200 million, or 6%, compared to the quarter ended March 31, 2013. The increase was primarily attributable to higher net sales of about $190 million for F-35 production contracts due to increased volume; approximately $170 million for the C-5 program due to increased aircraft deliveries (two aircraft delivered in the quarter ended March 30, 2014 compared to no deliveries

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

during the quarter ended March 31, 2013); and about $30 million for the F-16 program due to increased sustainment activities and increased aircraft deliveries (four aircraft delivered in the quarter ended March 30, 2014 compared to three delivered during the quarter ended March 31, 2013), partially offset by aircraft configuration mix. The increases were partially offset by lower net sales of approximately $85 million for the C-130 program due to fewer aircraft deliveries (five aircraft delivered in the quarter ended March 30, 2014 compared to six delivered during the quarter ended March 31, 2013) and decreased sustainment activities; about $60 million for the F-35 development contract due to lower volume; and approximately $30 million for the F-22 program due to decreased volume and risk retirements.

Aeronautics’ operating profit for the quarter ended March 30, 2014 increased $14 million, or 4%, compared to the quarter ended March 31, 2013. The increase was primarily attributable to higher operating profit of approximately $35 million for the C-130 program due to increased risk retirements, partially offset by fewer aircraft deliveries and decreased sustainment activities; and about $25 million for F-35 production contracts due to higher volume. Operating profit was comparable for the F-35 development contract. The increases were partially offset by lower operating profit of approximately $10 million for the F-16 program due to the resolution of a contractual matter during the quarter ended March 31, 2013; about $10 million for the F-22 program due to decreased risk retirements; and approximately $25 million for various other programs due to decreased volume. Operating profit for the C-5 program also was comparable as increased aircraft deliveries were substantially offset by a lower profit booking rate. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $15 million lower for the quarter ended March 30, 2014 compared to the quarter ended March 31, 2013.

Information Systems & Global Solutions

Summary operating results for our IS&GS business segment were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales	$1,910	$2,106
Operating profit	174	189
Operating margins	9.1%	9.0%

IS&GS’ net sales for the quarter ended March 30, 2014 decreased $196 million, or 9%, compared to the quarter ended March 31, 2013. The decrease was primarily attributable to lower net sales of approximately $220 million due to the wind-down or completion of certain programs (primarily command and control programs); and about $115 million due to a decline in volume for various programs, which reflects lower funding levels and programs impacted by in-theater force reductions (such as the Persistent Threat Detection System program). The decreases were partially offset by higher net sales of about $140 million due to the start-up of new programs and growth in other recently awarded programs (primarily a U.S. Government IT program).

IS&GS’ operating profit for the quarter ended March 30, 2014 decreased $15 million, or 8%, compared to the quarter ended March 31, 2013. The net decrease in operating profit for the quarter ended March 30, 2014 was primarily attributable to the activity described above. Adjustments not related to volume, including net profit booking rate adjustments, for the quarter ended March 30, 2014 were comparable to the quarter ended March 31, 2013.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Missiles and Fire Control

Summary operating results for our MFC business segment were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales	$1,867	$1,988
Operating profit	358	344
Operating margins	19.2%	17.3%

MFC’s net sales for the quarter ended March 30, 2014 decreased $121 million, or 6%, compared to the quarter ended March 31, 2013. The decrease was primarily attributable to lower net sales of approximately $125 million for various technical services programs due to lower volume; about $30 million for air and missile defense programs (primarily fewer deliveries of Patriot Advanced Capability-3, partially offset by higher volume for Terminal High-Altitude Area Defense); and approximately $30 million for tactical missiles programs due to fewer deliveries (primarily Hellfire). These decreases were partially offset by higher net sales of about $50 million for fire control programs (primarily Apache, Sniper®, and LANTIRN®) due to increased deliveries.

MFC’s operating profit for the quarter ended March 30, 2014 increased $14 million, or 4%, compared to the quarter ended March 31, 2013. The increase was primarily attributable to higher operating profit of approximately $25 million for tactical missile programs (primarily Hellfire) due to net increased risk retirements. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $15 million higher for the quarter ended March 30, 2014 compared to the quarter ended March 31, 2013.

Mission Systems and Training

Summary operating results for our MST business segment were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales	$1,628	$1,830
Operating profit	250	201
Operating margins	15.4%	11.0%

MST’s net sales for the quarter ended March 30, 2014 decreased $202 million, or 11%, compared to the quarter ended March 31, 2013. The decrease was primarily attributable to lower net sales of about $115 million for various integrated warfare systems and sensors programs due to lower volume (primarily Aegis and MEADS); and approximately $100 million for undersea systems programs due to decreased volume.

MST’s operating profit for the quarter ended March 30, 2014 increased $49 million, or 24%, compared to the quarter ended March 31, 2013. The increase was primarily attributable to higher operating profit of approximately $30 million due to increased risk retirements for radar surveillance systems and combat systems programs; about $30 million for reserves recorded in the quarter ended March 31, 2013 that were not repeated in the quarter ended March 30, 2014, including reserves for a supply chain management contract (Fleet Automotive Support Initiative) and undersea systems programs (primarily Common Broadband Advanced Sonar System); and about $25 million for various training and logistics services programs due to increased risk retirements. The increases were partially offset by lower operating profit of approximately $35 million for various programs (such as MEADS) due to lower risk retirements and volume. Adjustments not related to volume, including net profit booking rate adjustments, were approximately $40 million higher for the quarter ended March 30, 2014 compared to the quarter ended March 31, 2013.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Space Systems

Summary operating results for our Space Systems business segment were as follows (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Net sales	$1,859	$1,960
Operating profit	254	230
Operating margins	13.7%	11.7%

Space Systems’ net sales for the quarter ended March 30, 2014 decreased $101 million, or 5%, compared to the quarter ended March 31, 2013. The decrease was primarily attributable to lower volume of about $55 million for government satellite programs (primarily the GPS-III program) and approximately $50 million for the Orion program.

Space Systems’ operating profit for the quarter ended March 30, 2014 increased $24 million, or 10%, compared to the quarter ended March 31, 2013. The increase was primarily attributable to higher operating profit of approximately $10 million for government satellite programs (primarily the Advanced Extremely High Frequency program due to increased risk retirements, partially offset by the GPS-III program due to lower volume and a lower profit booking rate); and about $15 million for higher equity earnings and other program activities. Adjustments not related to volume, including net profit booking rate adjustments, for the quarter ended March 30, 2014 were comparable to the quarter ended March 31, 2013.

Total equity earnings recognized by Space Systems (primarily ULA) represented approximately $70 million, or 28%, of this business segment’s operating profit, in the quarter ended March 30, 2014 compared to approximately $65 million, or 28%, in the quarter ended March 31, 2013.

FINANCIAL CONDITION

Liquidity and Cash Flows

We have a balanced cash deployment strategy to enhance stockholder value and position ourselves to take advantage of new business opportunities when they arise. Consistent with that strategy, we have invested in our business, including capital expenditures and independent research and development, returned cash to stockholders through dividends and share repurchases, made selective business acquisitions, and managed our debt levels.

We have generated strong operating cash flows, which have been the primary source of funding for our operations, capital expenditures, acquisitions, debt service and repayments, dividends, share repurchases, and postretirement benefit plan funding. We have accessed the capital markets on limited occasions, as needed or when opportunistic. We expect our cash from operations will continue to be sufficient to support our operations and anticipated capital expenditures for the foreseeable future. As discussed in the “Capital Resources” section below, we have financing resources available to fund potential cash outflows that are less predictable or more discretionary, should they occur. We also have access to the credit markets, if needed, for liquidity or general corporate purposes, including, but not limited to, our revolving credit facility or the ability to issue commercial paper, and letters of credit to support customer advance payments and for other trade finance purposes such as guaranteeing our performance on particular contracts.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

The following table provides a summary of our cash flow information followed by a discussion of the key elements (in millions):

	Quarters Ended
	March 30, 2014	March 31, 2013
Cash and cash equivalents at beginning of period	$2,617	$1,898
Operating activities
Net earnings	933	761
Non-cash adjustments	285	315
Changes in working capital	(1)	(356)
Other, net	883	1,365
Net cash provided by operating activities	2,100	2,085

Net cash used for investing activities	(126)	(148)

Net cash used for financing activities	(1,327)	(770)
Net change in cash and cash equivalents	647	1,167
Cash and cash equivalents at end of period	$3,264	$3,065

Operating Activities

Net cash provided by operating activities increased $15 million for the quarter ended March 30, 2014 compared to the quarter ended March 31, 2013, primarily due to a lower increase in working capital and improved operating results, partially offset by a decrease in tax refunds received as discussed below. The $355 million decline in the growth of working capital (defined as receivables, net and inventories, net less accounts payable and customer advances and amounts in excess of costs incurred) was primarily attributable to a reduction in payments made to suppliers due to timing. We received net tax refunds of approximately $200 million and $540 million during the quarters ended March 30, 2014 and March 31, 2013, attributable to our tax-deductible pension contributions made during the quarters ended December 31, 2013 and 2012.

Investing Activities

The majority of our capital expenditures related to equipment and facilities infrastructure that generally are incurred to support new and existing programs across all of our business segments. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure, inclusive of costs for development or purchase of internal-use software. Capital expenditures were $103 million and $106 million for the quarters ended March 30, 2014 and March 31, 2013.

Financing Activities

We paid $1.1 billion and $461 million to repurchase 7.0 million and 5.1 million shares of our common stock during the quarters ended March 30, 2014 and March 31, 2013. We had total remaining authorization of $2.5 billion for future common share repurchases under our program as of March 30, 2014.

Cash received from the issuance of our common stock in connection with employee stock option exercises during the quarters ended March 30, 2014 and March 31, 2013 totaled $197 million and $55 million. Those exercises resulted in the issuance of 2.3 million shares and 0.9 million shares of our common stock during the respective periods.

During the quarter ended March 30, 2014, we paid dividends totaling $444 million, which include our 2014 first quarter dividend ($1.33 per share) and dividend-equivalent cash payments associated with the vesting of the January 2011 restricted stock unit grants. During the quarter ended March 31, 2013, we paid dividends totaling $371 million ($1.15 per share).

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

Capital Resources

At March 30, 2014, we held cash and cash equivalents of $3.3 billion. As of March 30, 2014, approximately $425 million of our cash and cash equivalents was held outside of the U.S. by foreign subsidiaries. Although those balances are generally available to fund ordinary business operations without legal or other restrictions, a significant portion is not immediately available to fund U.S. operations unless repatriated. Our intention is to permanently reinvest earnings from our foreign subsidiaries. While we do not intend to do so, if this cash had been repatriated at March 30, 2014, the amount of additional U.S. federal income tax that would be due after considering foreign tax credits would not be significant.

Our outstanding debt, net of unamortized discounts, amounted to $6.2 billion, and mainly is in the form of publicly-issued notes that bear interest at fixed rates. As of March 30, 2014, we were in compliance with all covenants contained in our debt and credit agreements.

At March 30, 2014, we had in place with a group of banks a $1.5 billion revolving credit facility that expires in August 2016. We may request and the banks may grant, at their discretion, an increase to the credit facility by an additional amount up to $500 million. There were no borrowings outstanding under the credit facility through March 30, 2014. We also have agreements in place with financial institutions to provide for the issuance of commercial paper. There were no commercial paper borrowings outstanding through March 30, 2014. If we were to issue commercial paper, the borrowings would be supported by the credit facility. We also have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission through August 2014 to provide for the issuance of an indeterminate amount of debt securities.

Our stockholders’ equity was $4.8 billion at March 30, 2014, a decrease of $118 million from December 31, 2013. The decrease was primarily due to the repurchase of 7.0 million shares of our common stock for $1.1 billion and dividends declared of $428 million during the quarter ended March 30, 2014. These decreases were partially offset by net earnings of $933 million, employee stock-based award activity of $319 million, and the recognition of previously deferred amounts related to our postretirement benefit plans of $167 million. As we repurchase our common shares, we reduce common stock for the $1 of par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.

OTHER MATTERS

Postretirement Benefit Plans

Many of our employees are covered by defined benefit pension plans. We recognize on a plan-by-plan basis the funded status of our defined benefit plans under GAAP as either an asset or a liability on our Balance Sheets. The GAAP funded status is measured as the difference between the fair value of the plan’s assets and the benefit obligation of the plan. The GAAP benefit obligation represents the present value of the future benefits to be paid to plan participants based on past service. GAAP requires that the amounts we record related to our plans be computed using actuarial valuations. The primary assumptions used to determine the funded status and estimate defined benefit plan expense are the discount rate, the expected long-term rate of return on plan assets, employee turnover, participant longevity (also known as mortality), and the expected rates of increase in future compensation levels.

Longevity assumptions, as published by the IRS, are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. Actuarial studies have recently been conducted that indicate life expectancies are longer and would have the resultant impact of increasing the total number of benefit payments to plan participants. These actuarial studies have not yet been reflected or incorporated in the pension obligation recognized at March 30, 2014, the FAS pension expense and CAS cost for the quarter ended March 30, 2014, and our 2014 planned funding. The new longevity assumptions, which we expect to adopt at our next measurement date, currently are expected to increase the amount of our pension obligation and decrease our net earnings. We also expect to incorporate the new longevity assumptions into our annual incremental pension funding requirements pursuant to the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006, no earlier than 2016.

Lockheed Martin Corporation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations (continued)

For more information on the significant assumptions used in computing amounts related to our defined benefit pension plans, in addition to information regarding our ability to recover our pension costs in the pricing of our contracts, see “Critical Accounting Policies - Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

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

On the development contract, the U.S. Government continues to complete various operational tests, including ship trials, mission system evaluations, and weapons testing, with the aircraft recently surpassing 15,000 flight hours. Progress continues to be made on the production of aircraft. In 2013, the F-35 program reached a significant milestone as we completed the assembly of the 100th aircraft. As of March 30, 2014, we have delivered 81 production aircraft to our domestic and international partners, and have 85 production aircraft in backlog, including orders from our international partners.

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

Contingencies

See Note 6 for information regarding our contingent obligations, including off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to the critical accounting policies we disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

Lockheed Martin Corporation

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, refer to the following sections of our Annual Report on Form 10-K for the year ended December 31, 2013: “Quantitative and Qualitative Disclosures About Market Risk,” Note 1, under the caption “Derivative financial instruments,” and Note 9. Our exposures to market risk have not changed materially since December 31, 2013.

ITEM 4.  Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 30, 2014. The evaluation was performed with the participation of senior management of each business segment and key Corporate functions, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were operating and effective as of March 30, 2014.

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute forward-looking statements within the meaning of the federal securities laws, and are based on our current expectations and assumptions. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “scheduled,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially due to factors such as:

—	the availability of funding for our products and services both domestically and internationally due to general economic conditions, performance, cost, or other factors;
—	our dependence on U.S. Government contracts;
—	changes in domestic and international customer priorities and requirements (including declining budgets resulting from general economic conditions; affordability initiatives; the potential for deferral or termination of awards; the implementation of automatic sequestration under the Budget Control Act of 2011 or Congressional actions intended to replace sequestration; U.S. Government operations under a future continuing resolution; or any future shutdown of U.S. Government operations) and the success of our strategy to mitigate some of these risks by focusing on expanding into adjacent markets and growing international sales;
—	the accuracy of our estimates and assumptions including those as to schedule, cost, technical, and performance issues under our contracts, cash flow, actual returns (or losses) on pension plan assets, movements in interest rates, and other changes that may affect pension plan assumptions;
—	the effect of capitalization changes (such as share repurchase activity, accelerated pension funding, stock option exercises, or debt levels);
—	difficulties in developing and producing operationally advanced technology systems, cyber security, other security threats, information technology failures, natural disasters, public health crises or other disruptions;
—	the timing and customer acceptance of product deliveries;
—	materials availability and the performance of key suppliers, teammates, venture partners, subcontractors, and customers;
—	charges from any future impairment reviews that may result in the recognition of losses and a reduction in the book value of goodwill or other long-term assets;
—	the future effect of legislation, rulemaking, and changes in accounting, tax, defense procurement, changes in policy, interpretations, or challenges to the allowability and recovery of costs incurred under government cost accounting standards, export policy, changes in contracting policy and contract mix;

Lockheed Martin Corporation

—	the future impact of acquisitions or divestitures, ventures, teaming arrangements, or internal reorganizations;
—	compliance with laws and regulations, the outcome of legal proceedings and other contingencies (including lawsuits, government investigations or audits, and the cost of completing environmental remediation efforts), and U.S. Government identification of deficiencies in our business systems;
—	the competitive environment for our products and services, export policies, and potential for delays in procurement due to bid protests;
—	our efforts to increase the efficiency of our operations and improve the affordability of our products and services including difficulties associated with: moving or consolidating operations; providing for the orderly transition of management; attracting and retaining key personnel or the transfer of critical knowledge to the extent we lose key personnel through wage competition, normal attrition (including retirement), and specific actions such as workforce reductions; and supply chain management; and
—	economic, business, and political conditions domestically and internationally (including potential impacts resulting from tension between the international community and Russia over Ukraine) and our increased reliance on securing international and adjacent business.

These are only some of the factors that may affect the forward-looking statements contained in this Form 10-Q. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see our filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. Our filings may be accessed through the Investor Relations page of our website, www.lockheedmartin.com/investor, or through the website maintained by the SEC at www.sec.gov.

Our actual financial results likely will be different from those projected due to the inherent nature of projections. Given these uncertainties, the forward-looking statements should not be relied on in making investment decisions. The forward-looking statements contained in this Form 10-Q speak only as of the date of its filing. Except where required by applicable law, we expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-Q to reflect subsequent events, changed circumstances, changes in expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

Lockheed Martin Corporation

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are a party to or have property subject to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment, and are subject to contingencies related to certain businesses we previously owned. These types of matters could result in fines, penalties, compensatory or treble damages or non-monetary relief. We believe the probability is remote that the outcome of these matters will have a material adverse effect on the Corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular interim reporting period. We cannot predict the outcome of legal or other proceedings with certainty. These matters include the proceedings summarized in Note 6 in this Form 10-Q and Note 13 in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) filed with the U.S. Securities and Exchange Commission.

We are subject to federal, state, local, and foreign requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 6 in this Form 10-Q. See also “Critical Accounting Policies – Environmental Matters” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, each in our 2013 Form 10-K for a description of previously reported matters.

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

ITEM 1A.  Risk Factors.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) describes some of the risks and uncertainties associated with our business, including U.S. Government defense spending priorities, as further discussed in the “Industry Considerations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2013 Form 10-K.

Lockheed Martin Corporation

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the quarter ended March 30, 2014.

The following table provides information about our repurchases of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 30, 2014.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Amount Available for Future Share Repurchases Under the Plans or Programs (b)
					(in millions)
January 1, 2014 – January 26, 2014	715,748		$ 150.70	714,764	$ 3,463
January 27, 2014 – February 23, 2014	4,519,540		$ 156.89	3,942,200	$ 2,841
February 24, 2014 – March 30, 2014	2,306,822		$ 163.48	2,302,906	$ 2,465
Total	7,542,110	(c)	$ 158.32	6,959,870	$ 2,465

(a)	We close our books and records on the last Sunday of each month to align our financial closing with our business processes, except for the month of December, as our fiscal year ends on December 31. As a result, our fiscal months often differ from the calendar months. For example, January 26, 2014 was the last day of our January 2014 fiscal month.
(b)	On October 25, 2010, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase our common stock in privately negotiated transactions or in the open market at prices per share not exceeding the then-current market prices. Under the program, management has discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. We may also make purchases under the program pursuant to a Rule 10b5-1 plan. The program does not have an expiration date.
(c)	During the quarter ended March 30, 2014, the total number of shares purchased included 582,240 shares that were transferred to us by employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units. These purchases were made pursuant to a separate authorization by our Board of Directors and are not included within the program.

ITEM 6.  Exhibits.

Exhibit No.	Description

10.1	Lockheed Martin Corporation 2006 Management Incentive Compensation Plan (Performance Based), as amended (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.2	Lockheed Martin Corporation 2011 Incentive Performance Award Plan, as amended (incorporated by reference to Exhibit 10.2 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.3	Form of Restricted Stock Unit Award Agreement, Form of Long-Term Incentive Performance Award Agreement (2014-2016 performance period), and Form of Performance Stock Unit Award Agreement (2014-2016 performance period) under the Lockheed Martin Corporation 2011 Incentive Performance Award Plan (incorporated by reference to Exhibits 10.3, 10.4 and 10.5, respectively, to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.4	Executive Non-compete Agreement dated February 27, 2014 by and between Lockheed Martin Corporation and Robert J. Stevens (incorporated by reference to Exhibit 10.1 to Lockheed Martin Corporation’s Current Report on Form 8-K filed with the SEC on March 3, 2014)

15	Acknowledgment of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Marillyn A. Hewson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Lockheed Martin Corporation

31.2	Certification of Bruce L. Tanner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Marillyn A. Hewson and Bruce L. Tanner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Lockheed Martin Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lockheed Martin Corporation
(Registrant)

Date: April 23, 2014	By:	/s/ Christopher J. Gregoire
Christopher J. Gregoire
Vice President and Controller
(Duly Authorized Officer and Chief Accounting Officer)